Form 10QSB
period 1995-03-31
INTERGROUP CORP
filed 1995-06-26
CIK 69422

U. S. SECURITIES AND EXCHANGE COMMISSION
              Washington,  D. C.  20549

                     FORM 10-QSB


( X )   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

(     ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT

For the transition period from ______ to ______

Commission file number 0-2266


              THE INTERGROUP CORPORATION
- ------------------------------------------------------
    (Name of small business issuer in its charter)

                        DELAWARE
- ------------------------------------------------------
(State or other jurisdiction of incorporation or organization)


                      13-3293645
     -------------------------------------------
           (I.R.S. Employer Identification)


         2121 Avenue of the Stars, Suite 2020
   Los Angeles, California                    90067
- ------------------------------------------------------
 (Address of principal executive offices)  (Zip Code)

Issuer's telephone number:              (310) 556-1999


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES  X   NO __

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of April 30, 1995 was 801,700 shares.

Transitional Small Business Disclosure Format (check one):   YES __  NO  X

              THE INTERGROUP CORPORATION

INDEX TO FORM 10-QSB

PART  I.        FINANCIAL INFORMATION

Item  1.  Consolidated Financial Statements:

Consolidated Balance Sheet
March 31, 1995

Consolidated Statement of Operations
Nine Months Ended March 31, 1995 and 1994

Consolidated Statement of Cash Flows
Nine Months Ended March 31, 1995 and 1994

Consolidated Statement of Operations
Three Months Ended March 31, 1995 and 1994

Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


PART II.        OTHER INFORMATION

              THE INTERGROUP CORPORATION
              CONSOLIDATED BALANCE SHEET
                     (Unaudited)
March 31,                                                          1995
                                                                   -------------
ASSETS
Investment in real estate, at cost:
 Land                                                                $4,585,808
 Buildings, improvements and equipment                               29,743,658
 Property held for sale or development                                  606,136
                                                                   -------------
                                                                     34,935,602
 Less: accumulated depreciation                                     (10,193,228)
                                                                   -------------
                                                                     24,742,374
Marketable equity securities, at market value                        11,868,796
Other investments                                                     3,289,084
Cash and cash equivalents                                               111,972
Restricted cash                                                       1,328,243
Rent and other receivables                                              165,934
Prepaid expenses                                                      1,142,993
Other assets                                                            948,816
                                                                   -------------
                     Total Assets                                   $43,598,212
                                                                   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Mortgage notes payable                                             $29,765,896
 Due to securities broker                                             5,239,805
 Accounts payable and other liabilities                               1,606,820
 Deferred income taxes                                                1,547,646
                                                                   -------------
                  Total Liabilities                                  38,160,167
                                                                   -------------
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $.10 par - 100,000 shares authorized;
  none issued
 Common stock, $.01 par - 1,500,000 shares authorized;
  1,453,324 shares issued; 801,700 shares outstanding                    14,533
 Paid-in capital                                                     10,847,369
 Accumulated deficit                                                   (136,453)
                                                                   -------------
                                                                     10,725,449
 Add (Less):
  Unrealized gain on marketable securities, net of deferred taxes     2,882,487
  Treasury stock, at cost, 651,624 shares                            (7,400,160)
  Note receivable and unearned compensation                            (769,731)
                                                                   -------------
              Total Shareholders' Equity                              5,438,045
                                                                   -------------
      Total Liabilities and Shareholders' Equity                    $43,598,212
                                                                   =============
The accompanying notes are an integral part of the consolidated financial statements.

              THE INTERGROUP CORPORATION
         CONSOLIDATED STATEMENT OF OPERATIONS
                     (Unaudited)
For the Nine Months Ended March 31,                   1995         1994
                                                      ------------ -------------
Real estate operations:
 Rental income                                         $8,211,777    $7,387,875
 Rental expenses:
  Mortgage interest expense                             2,138,630     1,870,838
  Property operating expenses                           4,053,169     3,622,565
  Real estate taxes                                       614,566       587,530
  Depreciation                                          1,291,586     1,313,649
                                                      ------------ -------------
   Income (Loss) from real estate operations              113,826        (6,707)
                                                      ------------ -------------
Securities transactions:
 Dividend and interest income                             119,597       115,012
 Net investment income                                  1,151,077     1,984,138
 Margin interest and trading expenses                    (550,639)     (372,675)
                                                      ------------ -------------
   Income from securities transactions                    720,035     1,726,475
                                                      ------------ -------------
Other income (expense):
 General and administrative expenses                   (1,121,699)     (891,753)
 Miscellaneous expense                                    (97,824)     (132,037)
                                                      ------------ -------------
   Other expense                                       (1,219,523)   (1,023,790)
                                                      ------------ -------------
Income (Loss) before provision for income taxes and
 cumulative effect of change in accounting principle
 and extraordinary item                                  (385,662)      695,978
Provision for income taxes (benefit)                     (179,371)      267,058
                                                      ------------ -------------
Income (Loss) before cumulative effect of change in
 accounting principle and extraordinary item             (206,291)      428,920

Cumulative effect of change in accounting principle             0       760,000
Extraordinary item - Extinguishment of debt             1,030,436             0
                                                      ------------ -------------
Net Income                                               $824,145    $1,188,920
                                                      ============ =============
Net Income (Loss) per share:
Income (Loss) before cumulative effect of change in
 accounting principle and extraordinary item               ($0.23)        $0.50
Cumulative effect of change in accounting principle          0.00          0.89
Extraordinary item - Extinguishment of debt                  1.17          0.00
                                                      ------------ -------------
Net Income per share                                        $0.94         $1.39
                                                      ============ =============
Weighted average number of shares outstanding             878,256       855,877
                                                      ============ =============
The accompanying notes are an integral part of the consolidated financial statements.

              THE INTERGROUP CORPORATION
         CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited)
For the Nine Months Ended March 31,                   1995         1994
                                                      ------------ -------------
Cash flows from operating activities:
Net Income                                               $824,145    $1,188,920
Adjustments to reconcile net income to cash
 provided by (used for) operating activities:
  Extraordinary item - Extinguishment of debt          (1,030,436)            0
  Depreciation of real estate                           1,291,586     1,313,649
  Amortization of other assets                          1,058,898        59,308
  Decrease in receivables, net                            323,416       376,821
  Increase in prepaid expenses                           (374,394)     (440,175)
  Decrease in accounts payable
   and other liabilities                               (3,019,895)     (289,116)
  Decrease in income taxes                               (299,871)     (779,966)
                                                      ------------ -------------
Net cash provided by (used for) operating activities   (1,226,551)    1,429,441
                                                      ------------ -------------
Cash flows from investing activities:
Additions to buildings, improvements and equipment       (931,865)     (663,320)
Investment in real estate                              (4,212,485)            0
Reduction in marketable securities                        373,210       202,173
Addition to other investments                          (2,939,084)            0
Reduction (investment) in other assets, net               996,249    (1,786,705)
                                                      ------------ -------------
Net cash used for investing activities                 (6,713,975)   (2,247,852)
                                                      ------------ -------------
Cash flows from financing activities:
Principal payments on mortgage notes payable             (242,828)     (538,559)
Proceeds from real estate financing                     1,622,045     1,844,334
Increase in mortgage notes payable due
 to real estate acquisition                             3,000,000             0
(Increase) decrease in restricted cash                    537,423        (5,296)
Increase in due to securities broker                    2,579,187       175,159
Purchase of treasury stock                                (60,643)       (5,398)
                                                      ------------ -------------
Net cash provided by financing activities               7,435,184     1,470,240
                                                      ------------ -------------
Net increase (decrease) in cash and cash equivalents     (505,342)      651,829
Cash and cash equivalents at beginning of period          617,314       647,636
                                                      ------------ -------------
Cash and cash equivalents at end of period               $111,972    $1,299,465
                                                      ============ =============

The accompanying notes are an integral part of the consolidated financial statements.

              THE INTERGROUP CORPORATION
         CONSOLIDATED STATEMENT OF OPERATIONS
                     (Unaudited)
For the Three Months Ended March 31,                  1995         1994
                                                      ------------ -------------
Real estate operations:
Rental income                                          $2,807,668    $2,490,038
Rental expenses:
 Mortgage interest expense                                778,247       588,740
 Property operating expenses                            1,357,052     1,230,067
 Real estate taxes                                        187,429       189,648
 Depreciation                                             386,977       446,725
                                                      ------------ -------------
Income from real estate operations                         97,963        34,858
                                                      ------------ -------------
Securities transactions:
Dividend and interest income                               87,723        38,306
Net investment income                                      30,652       623,592
Margin interest and trading expenses                     (238,895)     (150,979)
                                                      ------------ -------------
Income (Loss) from securities transactions               (120,520)      510,919
                                                      ------------ -------------
Other income (expense):
General and administrative expenses                      (288,804)     (317,551)
Miscellaneous income (expense)                            (96,278)       46,079
                                                      ------------ -------------
Other expense                                            (385,082)     (271,472)
                                                      ------------ -------------
Income (Loss) before provision for income taxes
 and extraordinary item                                  (407,639)      274,305
Provision for income taxes (benefit)                     (245,059)      105,508
                                                      ------------ -------------
Income (Loss) before extraordinary item                  (162,580)      168,797

Extraordinary item - Extinguishment of Debt             1,030,436             0
                                                      ------------ -------------
Net Income                                               $867,856      $168,797
                                                      ============ =============
Net Income (Loss) per share:
Income (Loss) before extraordinary item                    ($0.19)        $0.20
Extraordinary item - Extinguishment of Debt                  1.18          0.00
                                                      ------------ -------------
Net Income per share                                        $0.99         $0.20
                                                      ============ =============
Weighted average number of shares outstanding             878,256       855,587
                                                      ============ =============
The accompanying notes are an integral part of the consolidated financial statements.

              THE INTERGROUP CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited)
For the Nine Months Ended March 31, 1995

1.      General:

The interim financial information is unaudited; however, in the opinion of The Intergroup Corporation (the "Company"), the interim financial information contains all adjustments, including normal recurring adjustments, necessary to present fairly the results for the interim period. These consolidated financial statements should be read in conjunction with the Company's June 30, 1994 audited consolidated financial statements and notes thereto.

2.      Marketable Equity Securities:

Effective July 1, 1993, the Company adopted Statement of Financial
Accounting Standards No. 115 (SFAS 115), "Accounting for Certain
Investments in Debt and Equity Securities." All securities are equity securities classified as available-for-sale except short positions, which represent obligations of the Company and are classified as trading activity. At March 31, 1995, the aggregate market value of marketable equity securities exceeded the aggregate cost by $4,731,236. The net unrealized gain is comprised of gross unrealized gains of $6,360,083 reduced by gross unrealized losses of $1,628,847. The net unrealized gain, net of deferred taxes of $1,848,749, is included as a separate item in shareholders' equity. During the nine months ended March 31, 1995, proceeds from sales of securities were $17,145,713 and gross realized gains and losses, determined using FIFO costs, were $4,371,243 and $1,792,231, respectively. Any unrealized gains or losses relating to short positions are recognized in earnings in the current period. The related liability of $937, representing the market value of the Company's obligation to deliver the securities, is reflected in accounts payable and other liabilities at March 31, 1995. The Company recognized an unrealized loss of approximately $625,288 related to short positions for the nine months ended March 31, 1995.

3.      Extraordinary Item - Extinguishment of Debt:

During the quarter ended September 30, 1994, the Company offered the lender deeds in lieu of foreclosure on its Indio, California properties due to the properties' continued negative cash flow and management's assessment of the area's market conditions. The lender filed suit alleging that a portion of one of the mortgages was a recourse obligation. The matter has been settled and the debt extinguished. As a result, the Company recorded an extraordinary gain of $1,030,436 on the extinguishment of $10,356,404 of debt, net of taxes of $678,794 and the properties depreciated cost of $8,647,174.

4.      Commitments and Contingencies:

The Company subscribed to purchase shares of a Fund and made investments of $665,279. The balance of the subscription price of $334,721 may be called from time to time by the Fund Manager at any time through April 14, 2001.

The Company, together with, in some instances, certain of its officers, is a defendant or co-defendant in various legal actions involving breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

5.      Change in Accounting Principle - Income Taxes:

Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for
Income Taxes" (SFAS 109). Previously, the Company accounted for income taxes in accordance with SFAS 96, "Accounting for Income
Taxes." SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The primary difference between SFAS 109 and SFAS 96, as applied to the Company, is that SFAS 109 requires that the Company establish an asset for existing tax benefits it expects to realize in future years. The cumulative effect of this change in accounting for income taxes of $760,000 was reported in the consolidated statement of operations for the three months ended September 30, 1993.
The components of the deferred tax liability as of March 31, 1995 are as follows:

 Marketable securities basis differences               $1,671,665
 Depreciation and fixed asset basis differences           548,654
 State income taxes                                      (154,522)
 Minority interests                                        88,434
 Miscellaneous                                            132,973
 NOL and AMT credit carryovers                           (885,535)
 Valuation allowance                                      145,977
                                                      ------------
  Net deferred taxes                                   $1,547,646
                                                      ============

There was no change in the valuation allowance during the period. The provision for income taxes is comprised of the following:

 Current tax expense                                     $444,964
 Change in deferred taxes                                (624,335)
                                                      ------------
  Total income tax benefit                              ($179,371)
                                                      ============

Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times income (loss) before taxes, cumulative effect of accounting change and extraordinary item as follows:

 Federal statutory tax                                  ($131,125)
 State income taxes, net of federal benefit               (19,574)
 Other                                                    (28,672)
                                                      ------------
  Total income tax benefit                              ($179,371)
                                                      ============
6.      Related Party Transactions:

In March 1986, the Company's president exercised an option to purchase 125,000 shares of common stock in exchange for cash and a note due in March 1996. At March 31, 1995, the balance of the note receivable, net of unamortized discount and accrued interest receivable, was $769,731. The note receivable is reflected as a reduction of shareholders' equity. At March 31, 1995, a $18,841 receivable from the president of the Company is included in rent and other receivables. The receivable is non-interest bearing and is due on demand. The Company's president is the trustee of the Employee Stock Ownership Plan. In his role as trustee, the president has the power to direct and control the voting of the Company's Common Stock held by the Plan.

              THE INTERGROUP CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the Nine Months Ended March 31, 1995 vs. 1994

Income (Loss) from real estate operations for the nine months ended March 31, 1995 as compared to the nine months ended March 31, 1994, was impacted principally by the purchase of a 160-unit property in San Antonio, Texas in June, 1994, the purchase of a 224-unit property in Irving, Texas in September, 1994, and the transfer by the Company of its Indio, California properties to the mortgage lender (see Note 3 to Consolidated Financial Statements).

Rental income from real estate operations increased by 11% to $8,211,777 from $7,387,875. The increase was primarily due to the acquisition of the Texas properties, improved tenant occupancy, an increase in average market rental rates and lease renewals, offset by cessation of rentals on the Indio properties.

Mortgage interest expense increased 14% to $2,138,630 from $1,870,838 primarily due to the mortgage interest expense associated with the two Texas properties and refinancing of eight of the Company's other properties during Fiscal 1994, offset by cessation of mortgage payments on the Indio properties.

Property operating expenses increased 12% to $4,053,169 from $3,622,565 primarily due to expenditures associated with the Texas properties, and higher salaries, repairs, administrative and utility expenses on the Company's other properties, offset by cessation of expenses on the Indio properties.

Real estate taxes increased 5% to $614,566 from $587,530 primarily due to real estate taxes on the Texas properties, offset by the disposition of the Indio properties and reductions resulting from management's continuing efforts to reduce assessed property values.

Depreciation decreased 2% to $1,291,586 from $1,313,649 due to the cessation of depreciation on the Indio properties, offset by depreciation of the Texas properties and improvements to the other properties.

Net investment income decreased 42% to $1,151,077 from $1,984,138 as a result of the write-off of a portion of its investment with Aura Systems, Inc. and the recognition of an unrealized loss of $625,288 related to short positions during the nine months ended March 31, 1995, offset by the sale of certain securities which generated higher net investment gains. Margin interest and trading expenses increased 48% to $550,639 from $372,675 primarily due to higher margin loan balances. During the nine months ended March 31, 1995, the market value of the marketable equity securities portfolio decreased approximately 26% to $11,868,796 from $15,991,891 and net unrealized gains decreased 44% to $4,731,236 from $8,481,121. As of March 31, 1995, the Company had assumed short positions in several securities and included the related liability of $937 in accounts payable and other liabilities.
In connection with the write-off, the Company has commenced arbitration proceedings against Aura Systems Inc. in which it seeks an accounting for monies the Company believes are due it and damages, including punitive damages for, among other things, breach of contract and fraudulent misrepresentation.

General and administrative expenses increased 26% to $1,121,699 from $891,753 due to the addition of personnel offset by lower legal expenses.

Miscellaneous expense decreased 26% to $97,824 from $132,037 due to an increase in income from notes receivable offset by an increase in the entertainment division expenses and higher losses of investees.

During the nine months ended March 31, 1995, the Company spent $931,865 to improve certain of its rental properties. Management believes those improvements should maintain the competitiveness of these properties and potentially enable the Company to obtain higher rents, thus enhancing the market values of these properties.

For the Three Months Ended March 31, 1995 vs. 1994

Income from real estate operations for the three months ended March 31, 1995, as compared to the three months ended March 31, 1994, was impacted principally by the purchase of a 160-unit property in San Antonio, Texas in June, 1994, the purchase of a 224-unit property in Irving, Texas in September, 1994, and the transfer by the Company of its Indio, California properties to the mortgage lender (see Note 3 to Consolidated Financial Statements).

Rental income from real estate operations increased by 13% to $2,807,668 from $2,490,038. The increase was primarily due to the acquisition of the Texas properties, improved tenant occupancy, an increase in average market rental rates and lease renewals, offset by cessation of rentals on the Indio properties.

Mortgage interest expense increased 32% to $778,247 from $588,740 primarily due to the mortgage interest expense associated with the two Texas properties and refinancing of eight of the Company's other properties during Fiscal 1994, offset by cessation of mortgage payments on the Indio properties.

Property operating expenses increased 10% to $1,357,052 from $1,230,067 due to expenditures associated with the Texas properties, and higher salaries, repairs, administrative and utility expenses on the Company's other properties, offset by cessation of expenses on the Indio properties.

Real estate taxes decreased 1% to $187,429 from $189,648 primarily due to the disposition of the Indio properties, offset by the real estate taxes on the Texas properties.

Depreciation decreased 13% to $386,977 from $446,725 due to the cessation of depreciation on the Indio properties and fully depreciated property, offset by depreciation of the Texas properties and improvements to the properties.

Net investment income decreased 95% to $30,652 from $623,592 as a result of the write-off of a portion of its investment with Aura Systems, Inc. and the recognition of an unrealized loss of $439,457 related to short positions during the nine months ended March 31, 1995, offset by the sale of certain securities which generated higher net investment gains. Margin interest and trading expenses increased 58% to $238,895 from $150,979 primarily due to higher margin loan balances. In connection with the write-off, the Company has commenced arbitration proceedings against Aura Systems Inc. in which it seeks an accounting for monies the Company believes are due it and damages, including punitive damages for, among other things, breach of contract and fraudulent misrepresentation.

General and administrative expenses decreased 9% to $288,804 from $317,551 due to lower legal expenses offset by the addition of personnel.

Miscellaneous income (expense) changed to $(96,278) from $46,079 due to increased entertainment division expenses, higher losses of investees offset by an increase in income from notes receivable.

During the three months ended March 31, 1995, the Company spent $154,521 to improve certain of its rental properties. Management believes those improvements should maintain the competitiveness of these properties and potentially enable the Company to obtain higher rents, thus enhancing the market values of these properties.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated principally from its real estate operations and from sales of investment securities. The Company used net cash flow of $1,226,551 for operating activities, used net cash flow of $6,713,975 for investing activities and generated net cash flow of $7,435,184 from financing activities during the nine months ended March 31, 1995.

The Company's outstanding indebtedness is comprised of mortgages on real estate which amounted to $29,765,896 as of March 31,1995. During the nine months ended March 31,1995, the Company refinanced its Harrisburg, Pennsylvania property for a total of $1,850,000 and assumed $3,000,000 in mortgage debt on the acquisition of the Irving, Texas property. Management will pursue additional refinancing activities as considered necessary or when deemed favorable to the Company.

The Company intends to sell or develop all or a portion of its unimproved land. Should the Company consummate a sale, all or a portion of the proceeds may be utilized to provide additional funds to provide the opportunity to take advantage of other investment opportunities.

The Company subscribed to purchase shares of a Fund and made investments of $665,279 during fiscal 1995. The balance of the subscription price of $334,721 may be called from time to time by the Fund Manager at any time through April 14, 2001.

For fiscal 1995, management anticipates that its net cash flow from real estate operations, securities transactions and real estate financing activities will be sufficient to fund the Company's anticipated acquisitions, property improvements, debt service requirements and operating expenses. Management also anticipates that the net cash flow generated from future operating activities will be sufficient to meet its long-term debt service requirements.


PART II.     OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              THE INTERGROUP CORPORATION
                     (Registrant)


Date:     May 10, 1995
By /s/ John V. Winfield
- ------------------------------------------------------
      John V. Winfield, Chairman;
      President and Chief Executive Officer

Date:     May 10, 1995
By /s/ Howard A. Jaffe
- ------------------------------------------------------
      Howard A. Jaffe
      Chief Operating Officer and Secretary

Date:     May 10, 1995
By  /s/ Gregory C. McPherson
- ------------------------------------------------------
      Gregory C. McPherson
      Executive Vice President, Assistant Treasurer
      and Assistant Secretary

Date:     May 10, 1995
By  /s/ Keith R. Schrupp
- ------------------------------------------------------
      Keith R. Schrupp
      Vice President of Finance

Date:     May 10, 1995
By  /s/ David C. Gonzalez
- ------------------------------------------------------
      David C. Gonzalez
      Controller