Form 10QSB/A
period 1995-03-31
INTERGROUP CORP
filed 1995-07-19
CIK 69422

U. S. SECURITIES AND EXCHANGE COMMISSION
              Washington,  D. C.  20549

                    FORM 10-QSB/A


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

This admendment is filed to include a Financial Data Schedule as Exhibit 27.





                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              THE INTERGROUP CORPORATION
                     (Registrant)


Date:     July 18, 1995
By /s/ John V. Winfield
- ------------------------------------------------------
      John V. Winfield, Chairman;
      President and Chief Executive Officer

Date:     July 18, 1995
By /s/ Howard A. Jaffe
- ------------------------------------------------------
      Howard A. Jaffe
      Chief Operating Officer and Secretary

Date:     July 18, 1995
By  /s/ Gregory C. McPherson
- ------------------------------------------------------
      Gregory C. McPherson
      Executive Vice President, Assistant Treasurer
      and Assistant Secretary

Date:     July 18, 1995
By  /s/ Keith R. Schrupp
- ------------------------------------------------------
      Keith R. Schrupp
      Vice President of Finance

Date:     July 18, 1995
By  /s/ David C. Gonzalez
- ------------------------------------------------------
      David C. Gonzalez
      Controller