Form 10KSB
period 1995-06-30
INTERGROUP CORP
filed 1995-09-28
CIK 69422

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
   FORM 10-KSB
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (Fee required)
For the fiscal year ended June 30, 1995
(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (No fee required)
For the transition period from ______ to ______
Commission file number 0-2266
THE INTERGROUP CORPORATION
-----------------------------------------------------
(Name of small business issuer in its charter)
     DELAWARE
-----------------------------------------------------
(State or other jurisdiction of incorporation or organization)
    13-3293645
-----------------------------------------------------
(I.R.S. Employer Identification No.)
2121 Avenue of the Stars, Suite 2020
Los Angeles, California 90067
-----------------------------------------------------
(Address of principal executive offices)(Zip Code)
Issuer's telephone number:              (310) 556-1999
Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:
Common Stock - Par Value $.01 Per Share
-----------------------------------------------------
 (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:            $12,400,713

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 1995, was $20,504,000 (based on the price at which the stock closed on such date). Solely for purposes of this calculation affiliates of the registrant have been deemed to include only directors, executive officers and the Employee Stock Ownership Plan and Trust of the registrant.

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of August 31, 1995 was 823,700 shares.

Documents incorporated by reference:
Proxy Statement, Part III, Items 9 through 12

Transitional Small Business Disclosure Format (check one):  Yes   No X

     PART I

Item 1.  Description of Business.

GENERAL

THE INTERGROUP CORPORATION ("Intergroup" or the "Company") is a Delaware corporation formed September 11, 1985, as the successor to Mutual Real Estate Investment Trust ("M-REIT"), a New York real estate investment trust created in 1965. The Company has been a publicly-held company since M-REIT's first public offering of shares in 1966 and has been a reporting company pursuant to Section 12(g) of the Securities and Exchange Act of 1934 from that time.

The Company was organized to buy, develop, operate, rehabilitate and dispose of real property of various types and descriptions, and to engage in such other business and investment activities as would benefit the Company and its shareholders. The Company was founded upon, and remains committed to social responsibility. Such social responsibility was originally defined as providing decent and affordable housing to people without regard to race. In 1985, after examining the impact of federal, state and local equal housing laws, the Company determined to broaden its definition of social responsibility. The Company changed its form from a REIT to a corporation so that it could pursue a variety of investments beyond real estate and broadened its social emphasis to engage in any opportunity which would offer the potential to increase shareholder value within the Company's underlying social responsibility of establishing a fair, equal and better society.

See Item 2 for a description of the Company's current investments and investment policies in real property.

A portion of the Company's funds are invested under the direction of John V. Winfield, the Company's chairman and president, in securities, joint ventures and partnerships. The Company will consider investing in equity and debt securities of companies which are either publicly or privately held if such an investment will offer growth or profit potential and not conflict with management's perception of social responsibility. The Company's general investment strategy regarding marketable securities is to seek out companies which are considered by management to be undervalued. Typically, such investments are comprised of companies considered to be in a turnaround situation, companies in industries currently out of favor with the general investing public, and companies that, by virtue of their size and/or market price, are not favored by institutional investors or are not followed by securities analysts. The Company will also invest in start up entities, especially those involved in high technology, and new issues where potential for growth is perceived. Although most of the Company's marketable securities investments are in New York and American Stock Exchange listed companies, the overall investment portfolio and the Company's investment strategies could be viewed as highly risky and the market values of the portfolio may be subject to large fluctuations.

The Company may realize gains and losses in its overall investment portfolio from time to time to take advantage of market conditions and/or manage the portfolio's resources and the Company's tax liability. The Company may also assume short positions in marketable securities. Short sales are used by the

Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. In addition, the Company utilizes margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.

The Company acquires its real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors.

COMPETITION

All of the properties owned by the Company are in areas with substantial competition. However, management believes that the apartments are in a competitive position in their respective communities. The Company intends, where appropriate, to continue to upgrade and improve the physical condition of its properties to remain competitive.

EMPLOYEES

As of June 30, 1995, the Company had a total of 12 full-time employees. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Item 2.  Description of Properties.

PROPERTIES

At June 30, 1995, the Company's investment in real estate consisted of properties located throughout the United States. These properties include twelve directly owned apartment complexes which are completed operating properties. The Company also owns approximately twenty-two acres of unimproved real estate in St. Louis, Missouri, which is currently being rezoned. In the opinion of management, each of these properties is adequately covered by insurance. None of these properties are subject to foreclosure proceedings or any litigation other than that incurred in the normal course of business.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex which was completed in June 1964 and contains 151 units on approximately 8 acres of land. The complex was acquired by the Company on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 1995 were approximately $154,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $4,900,000 at June 30, 1995.

St. Louis, Missouri. The Company's St. Louis properties consist of three properties, two of which are apartment complexes and one is unimproved land. The first apartment complex is a two-story project containing 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 1995, real estate property taxes were approximately $113,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 35 years. The outstanding mortgage balance was approximately $3,284,000 at June 30, 1995. The second apartment complex is a two-story project containing 176 units on approximately 14 acres. The Company reacquired the complex through foreclosure on May 11, 1989, and recorded the asset at $3,480,000 representing the Company's total cost of the mortgage note receivable. For the year ended June 30, 1995, real estate property taxes were approximately $48,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $3,562,000 at June 30, 1995. The Company also owns approximately 22 acres of land adjacent to the first apartment complex, which was acquired by the Company in March 1974 with an additional acquisition in June 1995 for the aggregate cost of approximately $606,000. At June 30, 1995, the outstanding mortgage balance was approximately $244,000. The property taxes for the year ended June 30, 1995 were approximately $14,000. The additional parcel was acquired to provide better access to the larger parcel. The site is being rezoned to enhance the value and salability and additional purchases of surrounding parcels may be made. The Company intends to sell all or a portion of its unimproved land.

Middletown, Ohio. The Middletown property is a two-story apartment complex which contains 150 units on approximately 5.5 acres. The complex was acquired by the Company on May 31, 1972 at an initial cost of approximately $1,670,000. For the year ended June 30, 1995, real estate property taxes were approximately $40,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 35 years. The outstanding mortgage balance was approximately $2,608,000 at June 30, 1995.

Cincinnati, Ohio. The Cincinnati property is a three-story apartment complex which contains 100 units on approximately 5.8 acres. The Company acquired the complex on October 20, 1972 at an initial cost of approximately $1,416,000.
For the year ended June 30, 1995, real estate property taxes were approximately $48,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,287,000 at June 30, 1995.

Florence, Kentucky. The Florence property is a three-story apartment complex which contains 157 units on approximately 6.0 acres. The property was acquired by the Company on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 1995, real estate property taxes were approximately $24,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,530,000 at June 30, 1995.

Atlanta, Georgia. The Atlanta property is a two-story apartment complex which contains 104 units on approximately 5.0 acres. The Company reacquired the complex through foreclosure on August 7, 1990 and recorded the asset at its estimated fair market value of $1,100,000. For the year ended June 30, 1995, real estate property taxes were approximately $26,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years.

Harrisburg, Pennsylvania. The Harrisburg property is a two-story apartment complex which contains 150 units on approximately 6.0 acres. The Company reacquired the complex by a deed in lieu of foreclosure on July 1, 1992, and reclassified the mortgage note receivable and closing costs of approximately $1,386,000 to investment in real estate at June 30, 1992. For the year ended June 30, 1995, real estate property taxes were approximately $46,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance at June 30, 1995 was approximately $1,836,000. Irving, Texas. The Irving property is a two-story apartment complex which contains 224 units on approximately 9.9 acres. The property was acquired by the Company on September 16, 1994 at an initial cost of approximately $4,150,000. For the year ended June 30, 1995, real estate property taxes were approximately $70,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $2,985,000 at June 30, 1995.

San Antonio, Texas. The San Antonio properties include three apartment complexes. The first apartment complex is a two-story project containing 228 units on approximately 23.8 acres. The Company acquired the complex on December 3, 1992 at an initial cost of $2,300,000. For the year ended June 30, 1995, real estate taxes were approximately $79,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $1,996,000 at June 30, 1995. The second apartment complex is a two-story project containing 132 units on approximately 4.3 acres. The Company acquired the complex on June 29, 1993 for $2,752,000. For the year ended June 30, 1995, real estate taxes were approximately $74,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $2,291,000 at June 30, 1995. The third apartment complex is a two-story project containing 160 units on approximately 5.6 acres. The Company acquired the complex on June 27, 1994 for $3,500,000. For the year ended June 30, 1995, real estate taxes were approximately $92,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. The outstanding mortgage balance was approximately $2,401,000 at June 30, 1995.

INVESTMENT POLICY

The most significant investment activity of the Company has been to acquire, operate and, when appropriate, sell income-producing residential real estate. The Company has, in the past, concentrated on owning and operating integrated multi-family apartment buildings. The Company has indirectly invested in, through acquisition of securities, and will consider additional real estate related investments such as hotels, office buildings, and shopping centers where financial benefit could inure to its shareholders.

The Company is presently looking for new real estate investment opportunities and plans to continue to concentrate its real estate investments in developed properties. The acquisition of new real estate investments will depend on the Company's ability to find suitable investment opportunities and the availability of sufficient financing to acquire such investments. The Company plans to borrow funds to leverage its investment capital. The amount of this mortgage debt will depend on a number of factors including, but not limited to, the availability of financing and the sufficiency of the projects' projected cash flows to support the operations and debt service.

Additionally, the Company may make investments and loans in connection with the development and/or operation of real property owned by other persons, firms or corporations.

MORTGAGES

Information with respect to mortgage notes payable of the Company is set forth in Note 5 of Notes to Consolidated Financial Statements.

POTENTIAL RENTAL RATES AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short term basis, with no lease extending beyond one year. The potential rental rates per rental unit on Intergroup's properties for the fiscal year ended June 30, 1995 (i.e., potential gross rental revenues based on 100% occupancy per year divided by the total number of apartment units at the property); and the occupancy rates for fiscal year ended June 30, 1995 (i.e., occupied days divided by total days) are as follows:
                                          Potential    Physical
                                           Rental      Occupancy
                                         Rates for    Rates for
Location of Property                        1995         1995
Morris County, NJ                          $8,779         99%
Harrisburg, PA                              6,122         95%
Middletown, OH                              5,662         97%
Cincinnati, OH                              5,935         96%
Florence, KY                                5,274         96%
Atlanta, GA                                 5,163         95%
St. Louis County, MO I                      4,629         96%
St. Louis County, MO II                     6,862         97%
Irving, TX                                  5,354         97%
San Antonio, TX I                           6,183         91%
San Antonio, TX II                          5,801         97%
San Antonio, TX III                         5,369         92%

MANAGEMENT OF THE PROPERTIES

The Company's property management division managed the Company's properties from fiscal 1988 to March 31, 1995. Effective April 1, 1995, the Company entered into a property management agreement with a third party management company, which has national operations, to manage all of the Company's properties.

Item 3.  Legal Proceedings.

The Company, together with, in some instances, certain of its officers, is a defendant or co-defendant in various legal actions involving breach of contract and various other claims incident to the conduct of its businesses.
Management does not expect the Company to suffer any material liability by reason of such actions.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1995.

     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

MARKET

As of August 31, 1995, there were 1,568 shareholders of record. The Company's Common Stock is traded on The NASDAQ Stock Market and is listed on The Pacific Stock Exchange. The following table sets forth the high and low bid prices for the shares for the fiscal quarters indicated as reported by the National Quotation Bureau Incorporated or NASDAQ, Inc. The prices are quoted by dealers to each other and do not include retail markups, markdowns or commissions and may not represent actual transactions.
                                            High          Low
1995
First Quarter 7/1 - 9/30                   $25.50       $17.00
Second Quarter 10/1 - 12/31                $27.50       $24.00
Third Quarter 1/1 - 3/31                   $51.00       $26.50
Fourth Quarter 4/1 - 6/30                  $47.50       $38.00

1994
First Quarter 7/1 - 9/30                   $18.50       $10.50
Second Quarter 10/1 - 12/31                $26.00       $17.00
Third Quarter 1/1 - 3/31                   $25.00       $19.50
Fourth Quarter 4/1 - 6/30                  $23.00       $17.50

DIVIDENDS

At the present time, a no dividend policy has been adopted by Intergroup and no dividends have ever been paid. The Company may elect in the future to declare dividends or continue to retain, as do many publicly-held corporations, all or a portion of the annual earnings to finance expansions or acquisitions or to establish a reserve for unexpected contingencies, capital requirements and operating expenses.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

For the Year Ended June 30, 1995 vs. 1994

Income from real estate operations for the year ended June 30, 1995 as compared to the year ended June 30, 1994, was impacted principally by the purchase of a 160-unit property in San Antonio, Texas in June 1994, the purchase of a 224-unit property in Irving, Texas in September 1994, and the transfer by the Company of its Indio, California properties to the mortgage lender in March 1995. This transfer eliminated the continuing negative cash flow of the Indio properties.

Rental income from real estate operations increased by 11% to $10,999,933 from $9,936,268. The increase was primarily due to (i) the acquisition of the two Texas properties: (ii) an increase in average market rental rates; and (iii) improved tenant occupancy rates at Harrisburg, PA, Florence, KY, and one of the St. Louis, MO properties, which more than offset the loss of rental income from the Indio properties.

Mortgage interest expense increased 10% to $2,837,036 from $2,568,080 primarily due to the addition of the two Texas properties and increased loan balances resulting from refinancing five of the Company's other properties during fiscal 1994 and the first quarter of fiscal 1995, offset by cessation of mortgage payments related to the Indio properties.

Property operating expenses increased 9% to $5,410,135 from $4,980,451 primarily due to expenditures associated with the new Texas properties offset by cessation of expenses related to the Indio properties. Effective April 1, 1995, the Company entered into a property management agreement with an unaffiliated management company. Due to the geographic diversity of the Company's real estate portfolio, management believes that the Company will realize substantial benefits from economies of scale and added on-site management attention brought by a large national property management company. Evidence of such improvement has already occurred in the operating results of the fourth quarter.

Real estate taxes increased 5% to $827,233 from $791,229 primarily due to real estate taxes on the new Texas properties and increased taxes on most properties, offset by the disposition of the Indio properties and a reduction on the Harrisburg property resulting from management's continuing efforts to reduce assessed property values.

Depreciation increased 15% to $1,674,842 from $1,455,783 due to depreciation of the new Texas properties and improvements to the other properties, offset by cessation of depreciation related to the Indio properties.

Net investment income decreased 38% to $1,035,172 from $1,670,805 as a result of the write-off of $750,000 of its investment with Aura Systems, Inc. ("Aura") and lower unrealized gains of $624,978 related to short positions, offset by the sale of certain other securities which generated higher net investment gains. Realized investment gains may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio. Margin interest and trading expenses increased 69% to $862,301 from $510,948 primarily due to higher margin loan balances. During the year ended June 30, 1995, the market value of the marketable equity securities portfolio decreased approximately 8% to $14,751,444 from $15,991,891 and net unrealized gains decreased 35% to $5,479,578 from $8,481,121. The overall investment portfolio, which includes marketable securities and other investments, had a negative return of 21.1% for the year ended June 30, 1995 and a positive return of 6.3% for the year ended June 30, 1994, based on the net realized and unrealized gains and losses over the monthly average investment balance of the investment portfolio. For the five years ended June 30, 1995, the overall investment portfolio achieved a positive average annual compounded return of 20.1%. As of June 30, 1995, the Company had assumed short positions in several securities and included the related liability of $34,186 in accounts payable and other liabilities.

In connection with the write-off of the investments with Aura, the Company has commenced arbitration proceedings against Aura in which it seeks an accounting for monies the Company believes are due it and damages, including punitive damages for, among other things, breach of contract and fraudulent misrepresentation.

General and administrative expenses increased 15% to $1,557,041 from $1,350,694 due primarily to the addition of a chief operating officer in May 1994. Miscellaneous expense decreased 12% to $208,141 from $237,557 due to an increase in interest income offset by higher losses of certain equity method investments.

Income tax benefits of $436,879 and $41,668 were provided for the years ended June 30, 1995 and 1994, respectively. The increase in benefit results from the increased loss before provisions for income taxes and cumulative effect of change in accounting principle and extraordinary item. The tax rate for fiscal 1994 was lower due to a high dividends received deduction in relation to net pre-tax loss.

The Company recorded an extraordinary gain of $1,030,436 on the extinguishment of $10,356,404 of debt related to the Indio properties, net of taxes of $678,794 and the properties depreciated cost of $8,647,174.

On September 16, 1994, the Company purchased a 224 unit apartment complex in Irving, Texas for $4,150,000. During fiscal 1995, the Company refinanced its Harrisburg, PA property for an additional $1,622,045. During the year ended June 30, 1995, the Company spent $1,039,873 to improve certain of its rental properties. Management believes those improvements should maintain the competitiveness of these properties and potentially enable the Company to obtain higher rents, thus enhancing the market values of these properties. The Company anticipates spending approximately $1,400,000 on improvements in 1996.

The decrease in accounts payable and other liabilities of $3,268,455 results primarily from a decrease in the liability to deliver securities related to short positions of $1,899,880, $970,000 in liabilities related to other investments and $553,718 in liabilities related to the Indio properties.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. The Company generated net cash flow of $2,475,304 from operating activities, used net cash flow of $10,084,886 for investing activities and generated net cash flow of $7,055,559 from financing activities, which included the sale of $1,000,000 of the Company's stock, during the year ended June 30, 1995.

The Company's outstanding indebtedness is comprised of mortgages on real estate which amounted to $29,922,435 as of June 30, 1995. During the year ended June 30, 1995, the Company refinanced its Harrisburg, Pennsylvania property for a total of $1,850,000 and assumed $3,000,000 in mortgage debt on the acquisition of the Irving, Texas property. Management will pursue additional refinancing activities as considered necessary or when deemed economically favorable to the Company.

The Company intends to rezone and sell all or a portion of its unimproved land. Should the Company consummate a sale, all or a portion of the proceeds may be utilized to provide additional funds to take advantage of other investment opportunities.

The Company subscribed to purchase shares of the Renaissance Fund and made investments of $665,279 as of June 30, 1995. The balance of the subscription price of $334,721 may be called from time to time by the Fund Manager at any time through April 14, 2001.

For fiscal 1996, management anticipates that its net cash flow from real estate operations, securities transactions and real estate financing activities will be sufficient to fund any property acquisitions, property improvements, debt service requirements and operating expenses. Management also anticipates that the net cash flow generated from future operating activities will be sufficient to meet its long-term debt service requirements.

IMPACT OF INFLATION

The Company's residential rental properties provide income from short term operating leases and no lease extends beyond one year. Rental increases are expected to offset anticipated increased property operating expenses.

Item 7.  Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                   Page
Report of Independent Accountants                              10
Consolidated Balance Sheet at June 30, 1995                    11
Consolidated Statement of Operations
for the two years ended June 30, 1995                          12
Consolidated Statement of Cash Flows
for the two years ended June 30, 1995                          13
Consolidated Statement of Shareholders' Equity
for the two years ended June 30, 1995                          14
Notes to Consolidated Financial Statements                     15


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
The Intergroup Corporation

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 7 above present fairly, in all material respects, the financial position of The Intergroup Corporation and its subsidiaries at June 30, 1995, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse L.L.P.

Los Angeles, California
August 29, 1995

THE INTERGROUP CORPORATION
CONSOLIDATED BALANCE SHEET

June 30,                                                           1995
                                                                   -------------
ASSETS
Investment in real estate, at cost:
 Land                                                                $4,585,808
 Buildings, improvements and equipment                               29,860,229
 Property held for sale or development                                  914,846
                                                                   -------------
                                                                     35,360,883
 Less: accumulated depreciation                                     (10,571,176)
                                                                   -------------
                                                                     24,789,707
Marketable equity securities, at market value                        14,751,444
Other investments                                                     4,206,876
Cash and cash equivalents                                                63,291
Restricted cash                                                       1,559,808
Rent and other receivables                                              259,977
Prepaid expenses                                                      1,024,007
Other assets                                                            187,892
                                                                   -------------
   Total Assets                                                     $46,843,002
                                                                   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Mortgage notes payable                                             $29,922,435
 Due to securities broker                                             6,805,086
 Accounts payable and other liabilities                               1,911,979
 Deferred income taxes                                                1,666,592
                                                                   -------------
   Total Liabilities                                                 40,306,092
                                                                   -------------
Commitments and contingencies

Shareholders' Equity:
 Preferred stock, $.10 par - 100,000 shares authorized;
  none issued
 Common stock, $.01 par - 1,500,000 shares authorized;
  1,478,324 shares issued; 826,700 shares outstanding                    14,783
 Paid-in capital                                                     11,847,119
 Accumulated deficit                                                   (469,349)
                                                                   -------------
                                                                     11,392,553
 Add (Less):
  Unrealized gain on marketable securities, net of deferred taxes     3,338,411
  Treasury stock, at cost, 651,624 shares                            (7,400,160)
  Note receivable - Stock Options                                      (793,894)
                                                                   -------------
   Total Shareholders' Equity                                         6,536,910
                                                                   -------------
   Total Liabilities and Shareholders' Equity                       $46,843,002
                                                                   =============
The accompanying notes are an integral part of the consolidated financial statements.

THE INTERGROUP CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

For the Year Ended June 30,                          1995          1994
                                                     ------------- -------------
Real estate operations:
 Rental income                                        $10,999,933    $9,936,268
 Rental expenses:
  Mortgage interest expense                             2,837,036     2,568,080
  Property operating expenses                           5,410,135     4,980,451
  Real estate taxes                                       827,233       791,229
  Depreciation                                          1,674,842     1,455,783
                                                     ------------- -------------
   Income from real estate operations                     250,687       140,725
                                                     ------------- -------------
Investment transactions:
 Dividend and interest income                             365,608       149,076
 Net investment income                                  1,035,172     1,670,805
 Margin interest and trading expenses                    (862,301)     (510,948)
                                                     ------------- -------------
   Income from investment transactions                    538,479     1,308,933
                                                     ------------- -------------
Other expense:
 General and administrative expenses                   (1,557,041)   (1,350,694)
 Miscellaneous expense                                   (208,141)     (237,557)
                                                     ------------- -------------
   Other expense                                       (1,765,182)   (1,588,251)
                                                     ------------- -------------
Loss before provision for income taxes,
 cumulative effect of change in accounting principle
 and extraordinary item                                  (976,016)     (138,593)

Provision for income tax (benefit)                       (436,879)      (41,668)
                                                     ------------- -------------
Loss before cumulative effect of change in
 accounting principle and extraordinary item             (539,137)      (96,925)

Cumulative effect of change in accounting principle             0       760,000
Extraordinary item - Extinguishment of debt             1,030,436             0
                                                     ------------- -------------
Net Income                                               $491,299      $663,075
                                                     ============= =============
Net Income per share:
Loss before cumulative effect of change in
 accounting principle and extraordinary item               ($0.61)       ($0.11)
Cumulative effect of change in accounting principle          0.00          0.88
Extraordinary item - Extinguishment of debt                  1.17          0.00
                                                     ------------- -------------
Net Income per share                                        $0.56         $0.77
                                                     ============= =============
Weighted average number of shares outstanding             883,544       856,946
                                                     ============= =============
The accompanying notes are an integral part of the consolidated financial statements.

THE INTERGROUP CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

For the Year Ended June 30,                          1995          1994
                                                     ------------- -------------
Cash flows from operating activities:
Net Income                                               $491,299      $663,075
Adjustments to reconcile net income to cash
 provided by (used for) operating activities:
  Extraordinary item - Extinguishment of debt          (1,030,436)            0
  Depreciation of real estate                           1,674,842     1,455,783
  Amortization of investments and other assets          1,251,384       358,728
Decrease in receivables, net                              335,846       605,888
Decrease (increase) in prepaid expenses                   140,472    (1,026,706)
Increase in other assets                                  (69,853)      (71,890)
Increase (decrease) in accounts payable
 and other liabilities                                    155,143    (1,857,140)
Decrease in income taxes                                 (473,393)     (994,858)
                                                     ------------- -------------
Net cash provided by (used for) operating activities    2,475,304      (867,120)
                                                     ------------- -------------
Cash flows from investing activities:
Additions to buildings, improvements and equipment     (1,039,873)     (800,971)
Investment in real estate                              (4,458,543)   (3,500,000)
Reduction (investment) in marketable securities        (1,909,233)    2,204,845
Investment in other investments                        (2,677,237)   (1,936,644)
                                                     ------------- -------------
Net cash used for investing activities                (10,084,886)   (4,032,770)
                                                     ------------- -------------
Cash flows from financing activities:
Proceeds from real estate financing                     1,622,045     4,253,078
Principal payments on mortgage notes payable             (330,482)   (1,063,807)
Increase in mortgage notes payable due
 to real estate acquisitions                            3,244,193     2,415,000
Decrease (increase) in restricted cash                    305,858    (1,101,387)
Increase (decrease) in accounts payable related to
 short positions and other investments                 (2,869,880)    2,904,066
Increase (decrease) in due to securities broker         4,144,468    (2,530,122)
Sale of 25,000 shares common stock                      1,000,000             0
Purchase of treasury stock                                (60,643)       (7,260)
                                                     ------------- -------------
Net cash provided by financing activities               7,055,559     4,869,568
                                                     ------------- -------------
Net decrease in cash and cash equivalents                (554,023)      (30,322)
Cash and cash equivalents at beginning of period          617,314       647,636
                                                     ------------- -------------
Cash and cash equivalents at end of period                $63,291      $617,314
                                                     ============= =============

The accompanying notes are an integral part of the consolidated financial statements.

THE INTERGROUP CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                      Unrealized                     Note
                                                        Gain on                   Receivable
                   Common     Paid-in    Accumulated  Marketable     Treasury       - Stock
                    Stock     Capital      Deficit    Securities       Stock        Options
                  ------------------------------------------------ ------------- -------------
Balance at
 June 30, 1993     $14,533  $10,849,231  ($1,623,723)          $0   ($7,334,119)  ($1,420,537)

Net Income                                   663,075
Purchase of
 treasury stock                                                          (5,398)
Issuance of
 ESOP stock                      (1,862)
Accrued interest
 and payments
 relating to
 Note receivable
 - Stock Options                                                                      352,822
Unrealized gain
 on marketable
 securities, net
 of tax                                                 5,167,089
                  ------------------------------------------------ ------------- -------------
Balance at
 June 30, 1994      14,533   10,847,369     (960,648)   5,167,089    (7,339,517)   (1,067,715)

Net Income                                   491,299
Purchase of
 treasury stock                                                         (60,643)
Sale of 25,000
 shares of
 common stock          250      999,750
Accrued interest
 and payments
 relating to
 Note receivable
 - Stock Options                                                                      273,821
Decrease in
 unrealized gain
 on marketable
 securities, net
 of tax                                                (1,828,678)
                  ------------------------------------------------ ------------- -------------
Balance at
 June 30, 1995     $14,783  $11,847,119    ($469,349)  $3,338,411   ($7,400,160)    ($793,894)
                  ================================================ ============= =============

The accompanying notes are an integral part of the consolidated financial statements.

THE INTERGROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Significant Accounting Policies and Practices:

Consolidation

The accompanying consolidated financial statements include the accounts of The Intergroup Corporation ("Intergroup" or the "Company") and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform the fiscal 1994 presentation to the fiscal 1995 presentation.

Real Estate and Depreciation

Investments in real estate are stated at cost, or net realizable value if the property has been permanently impaired. Depreciation of buildings, improvements and equipment is provided on the straight-line method based upon estimated useful lives of 5 to 40 years for buildings and improvements and 5 to 10 years for equipment. Repairs and maintenance are charged to expense as incurred and major improvements are capitalized.

Marketable Securities

Marketable securities are carried at market value and are accounted for on a first-in, first-out basis. Realized investment gains and losses are recognized based on the trade date of the transaction. Unrealized gains or losses on short sales are recognized in earnings in the current period.

When, in the judgment of management, a permanent or other than temporary decline in the value of a security occurs, the carrying value of such security is written down to its estimated realizable value and the amount of the impairment is charged to net investment income (loss).

Revenue Recognition

Rental income is recognized as earned. Revenue recognition from apartment rentals commences when an apartment unit is placed in service and occupied by a rent-paying tenant.

Income Taxes

Provision is made for the tax effects of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The temporary differences relate principally to depreciation, unrealized gains or losses on short sales, non deductible reserves, the payment of state income taxes and differences in the basis of real property reported for tax purposes.

Income Per Share

Income per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year.

Cash Equivalents and Restricted Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, repairs and replacements of the operating properties and tenant security deposits which are invested in certificates of deposit.

2.  Investment in Real Estate:

At June 30, 1995, investments in real estate consisted of twelve multi-family apartment projects located throughout the United States and unimproved land held for sale or development. All of the projects are completed operating properties which are directly owned.

On September 16, 1994, the Company purchased a 224 unit apartment complex in Irving, Texas for $4,150,000. On June 27, 1994, the Company purchased a 160 unit apartment complex in San Antonio, Texas for $3,500,000. These acquisitions were recorded at their cost, and are reflected in land and buildings, improvements and equipment. During fiscal years 1995 and 1994, the Company expended $1,039,873 and $800,971, respectively, for capitalized building improvements.

3.  Marketable Equity Securities:

All securities are equity securities classified as available-for-sale except short positions, which represent obligations of the Company and are classified as trading activity. At June 30, 1995, the aggregate market value of marketable equity securities exceeded the aggregate cost by $5,479,578. The net unrealized gain is comprised of gross unrealized gains of $6,773,136 reduced by gross unrealized losses of $1,293,558. The net unrealized gain, net of deferred taxes of $2,141,167, is included as a separate item in shareholders' equity. During the year ended June 30, 1995, proceeds from sales of securities were $37,279,823 and gross realized gains and losses, determined using FIFO costs, were $5,128,042 and $2,710,579, respectively. Any unrealized gains or losses relating to naked short positions are recognized in earnings in the current period. The related liability of $34,186, representing the market value of the Company's obligation to deliver the securities, is reflected in accounts payable and other liabilities at June 30, 1995. The Company recognized unrealized gains of approximately $4,167 and $629,145 related to naked short positions for the year ended June 30, 1995 and 1994, respectively.

4.  Other Investments:

Other investments primarily consists of investments in corporations and joint ventures accounted for using the equity method, partnership interests accounted for on the cost basis and securities that are not traded on any exchange.

5.  Mortgage Notes Payable:

At June 30, 1995, the Company had $29,922,435 of debt outstanding. Mortgages on real estate include amortizing first mortgages maturing from December 1996 through December 2008 of $26,925,104 at fixed rates ranging from 8.50% to 10.375%, $2,529,831 at a floating rate of the 11th District cost of funds rate plus 2.5%, a first mortgage of $244,193 requiring interest only payments maturing in June 1996 at a rate floating at prime plus .5%, and a second mortgage of $223,307 requiring interest only payments maturing March 2001 at a fixed rate of 7.165%. Each of the mortgages is secured by the real estate. The Company made interest payments of $2,523,193 and $2,285,694 during the fiscal years ended June 30, 1995 and 1994, respectively. The annual aggregate principal payments on the mortgage notes payable for the five-year period commencing July 1, 1995 are as follows:

                  Year Ending June 30,                  Amount
                    1996                                 $622,819
                    1997                                5,154,322
                    1998                                2,729,497
                    1999                                  332,127
                    2000                                2,183,233
                  Thereafter                           18,900,437

6.  Due to Securities Broker:

Various security brokers have advanced funds for the purchase of, and secured by, marketable securities under standard margin agreements in accordance with and subject to the limitations of 17CFR Section 240.15c3-3 under the Securities Act of 1934 and Section 220.6 of Regulation T issued by the Board of Governors of the Federal Reserve System. The interest rate on advances or cash on deposit can vary daily with money market rates. The interest rate on advances is based on the broker's call rate plus 0.5% (7.5% at June 30, 1995). The interest rate on cash on deposit is based on the broker's call rate less 1.5% (5.5% at June 30, 1995).

7.  Income Taxes:

Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). Previously, the Company accounted for income taxes in accordance with SFAS 96, "Accounting for Income Taxes." SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The primary difference between SFAS 109 and SFAS 96, as applied to the Company, is that SFAS 109 requires that the Company establish an asset for existing tax benefits it expects to realize in future years. The cumulative effect of this change in accounting for income taxes of $760,000 was reported in the consolidated statement of operations for the three months ended September 30, 1993. The components of the deferred tax liability as of June 30, 1995 are as follows:

 Marketable securities basis differences               $1,941,082
 Depreciation and fixed asset basis differences           582,612
 Minority interests                                       120,490
 Valuation allowance                                      145,977
                                                     -------------
   Total deferred tax credits                           2,790,161
                                                     -------------
 NOL and AMT credit carryovers                           (925,958)
 State income taxes                                      (168,632)
 Miscellaneous                                            (28,979)
                                                     -------------
   Total deferred tax debits                           (1,123,569)
                                                     -------------
  Net deferred taxes                                   $1,666,592
                                                     =============

There was no change in the valuation allowance during the period. The provision for income taxes is comprised of the following:
 Current tax benefit                                  ($1,146,899)
 Change in deferred taxes                               1,388,814
                                                     -------------
  Total income tax expense                               $241,915
                                                     =============

Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times income (loss) before taxes, cumulative effect of accounting change and extraordinary item as follows:
 Federal statutory tax                                   $162,481
 State income taxes, net of federal benefit                24,255
 Other                                                     55,179
                                                     -------------
  Total income tax expense                               $241,915
                                                     =============

8.  Note Receivable - Stock Options:

In March 1986, the Company's president exercised an option to purchase 125,000 shares of common stock at a price of $8.6875 per share. Of the total purchase price, $25,000 was paid when the option was exercised, $25,000 was paid in June 1986, and the remaining note receivable balance of $1,035,938, plus interest, was to be paid in March 1991 and was extended to March 1996. The note bears interest floating at one-half of prime rate (4.5% at June 30, 1995) and is shown net of unamortized discount of $39,705 at June 30, 1995 using an effective rate of 9%. At June 30, 1995, the balance of the note receivable, net of unamortized discount and accrued interest receivable was $793,894. The note receivable is reflected as a reduction of shareholders' equity. Payments of $374,173 and $185,000 were made on the note during the years ended June 30, 1995 and 1994.

9.  Employee Stock Ownership Plan and Trust:

In April 1986, the Company established an Employee Stock Ownership Plan and Trust ("ESOP" or the "Plan"), effective July 1, 1985, which enabled eligible employees to receive an ownership interest in stock of the Company. The Company did not make ESOP contributions during fiscal 1995 or 1994. Due to a partial termination of the Plan on March 31, 1995, the Company issued 11,197 shares to terminated employees during 1995.

10.  Extraordinary Item - Extinguishment of Debt:

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

11.  Commitments and Contingencies:

In May 1995, the lease on the Company's corporate headquarters was extended three additional years from June 1, 1995 to May 31, 1998. Rent expense was approximately $200,000 in 1995 and $177,000 in 1994. Minimum annual rentals under all leases are as follows:
                  Year Ending June 30,                  Amount
                    1996                                 $220,191
                    1997                                  220,003
                    1998                                  205,355
                    1999                                   54,578
                    2000                                   45,482

The Company subscribed to purchase shares of The Renaissance Fund and made investments of $665,279. The balance of the subscription price of $334,721 may be called from time to time by the Fund Manager at any time through April 14, 2001.

The Company, together with, in some instances, certain of its officers, is a defendant or co-defendant in various legal actions involving breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

The Company maintains a "phantom" stock program which provides for the issuance of 40,000 units with each unit equivalent to one share of common stock. Participating members of the program are credited with the incremental value in shares of common stock and dividend equivalents over a five year period from the date of award. One-fifth of such credits in the participants' accounts will vest on the first anniversary date of the award and an additional one-fifth vest on each of the next four anniversary dates. As of June 30, 1995, no granted units are outstanding.

During 1987, the Board of Directors approved a Stock Incentive Plan providing for the issuance of up to 125,000 shares of the Company's common stock pursuant to the exercise of stock options granted under the plan. The plan also provides for the issuance of Stock Appreciation Rights which may be granted in connection with or without relation to the stock options. The plan was approved by the Company's shareholders on August 1, 1988. In conjunction with the stock incentive plan, the Board approved the grant of an option to the Company's president for the purchase of 125,000 shares of common stock at an exercise price of $11.50 and Stock Appreciation rights in connection with the option. This action was also approved by the shareholders at their August 1, 1988 meeting. As of June 30, 1995, no options have been exercised and 125,000 options remain outstanding.

As part of an ongoing stock repurchase program, the Company acquired 2,500 and 300 shares during the years ended June 30, 1995 and 1994, respectively.

12.  Related Party Transactions:

In March 1986, the Company's president exercised an option to purchase
125,000 shares of common stock in exchange for cash and a note due in March 1996. At June 30, 1995, the balance of the note receivable, net of unamortized discount and accrued interest receivable, was $793,894. The note receivable is reflected as a reduction of shareholders' equity. At June 30, 1995, a $28,798 receivable from the president of the Company is included in rent and other receivables. The receivable is non-interest bearing and is due on demand. The Company's president is the trustee of the Employee Stock Ownership Plan. In his role as trustee, the president has the power to vote the shares of stock allocated to participants' accounts when directions are not provided to the trustee on a timely basis. At June 30, 1995, a $41,678 note receivable from the chief operating officer of the Company is included in rent and other receivables. The note receivable bears interest at 10% and is due on demand.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Item 12.  Certain Relationships and Related Transactions.

The information for Part III, Items 9 through 12 are hereby incorporated by reference from the Company's Proxy Statement, which will be filed with the commission within one hundred twenty days (120) of the close of the fiscal year pursuant to regulation 14A.

Item 13.  Exhibits, List and Reports on Form 8-K.

(a)  Exhibits:

3.  Certificate of Incorporation and By-Laws                            **
4.  Instruments defining the rights of security holders, including
    indentures                                                          **
10.  Material Contracts
(a) Stock Option Agreement dated December 19, 1984 between the
    Trust and John V. Winfield                                           *
(b) Share of Beneficial Interest Unit Plan ("phantom stock program")
    as approved by the shareholders on February 11, 1985                 *
(c) Employee Stock Ownership Plan and Trust Agreement                   ***
(d) Stock Appreciation Rights Agreement dated April 22, 1987 as
    approved by shareholders on August 1, 1988                         ****

21.  Subsidiaries:

(1) Carreon Villa II Partnership, a general partnership formed in California, doing business as Carreon Villa Apartments.
(2) Intergroup Summit Hills, Inc. (incorporated on August 12, 1993 in TX)
(3) Intergroup Mariposa, Inc. (incorporated on June 23, 1994 in TX)
(4) Intergroup Arlington Arms, Inc. (incorporated on August 5, 1993 in OH)
(5) Intergroup Woodland Village, Inc. (incorporated on August 5, 1993 in OH)
(6) Intergroup Cross Keys, Inc. (incorporated on April 1, 1994 in MO)
(7) Intergroup Bridgeton, Inc. (incorporated on May 12, 1994 in MO)
(8) Intergroup Whisperwood, Inc. (incorporated on June 20, 1994 in PA)
(9) Intergroup Eagle Creek, Inc. (incorporated on April 15, 1994 in TX)
(10) Intergroup Entertainment Corp. (incorporated on December 23, 1993 in DE)
(11) Mutual Real Estate Corp. (incorporated on March 10, 1994 in TX)
(12) WinGroup Capital (incorporated on September 21, 1994 in CA)
(13) Broadview Enterprises, Inc. (incorporated April 14, 1995 in MO)
(14) Wayward, Inc. (incorporated April 18, 1995 in MO)
(15) Intergroup The Trails, Inc. (incorporated on September 14, 1994 in TX)
(16) Intergroup Meadowbrook Gardens, Inc. (incorporated on June 23, 1994 in NJ)
(b)  Reports on Form 8-K:
     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

* All Exhibits marked by an asterisk are incorporated herein by reference to the Trust's Form 10-K Annual Report filed with the Securities and Exchange Commission on September 20, 1985.

** All Exhibits marked by two asterisks are incorporated herein by reference to the Trust's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on September 6, 1985, Amendment No. 1 to Form S-4 as filed with the Securities and Exchange Commission on October 23, 1985, Exhibit 14 to Form 8 Amendment No. 1 to Form 8 filed with the Securities & Exchange Commission November 1987 and Form 8 Amendment No. 1
Item 4 filed with the Securities & Exchange Commission October 1988.

*** All Exhibits marked by three asterisks are incorporated herein by reference to the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission on September 26, 1986.

**** All Exhibits marked by four asterisks are incorporated herein by reference to the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission on September 28, 1988.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERGROUP CORPORATION
(Registrant)

Date:  September 21, 1995
By /s/ John V. Winfield
------------------------------------------------------------------
      John V. Winfield, Chairman;
      President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  September 21, 1995
By /s/ John V. Winfield
------------------------------------------------------------------
      John V. Winfield, Chairman of the Board;
      President and Chief Executive Officer

Date:  September 21, 1995
By /s/ Howard A. Jaffe
------------------------------------------------------------------
      Howard A. Jaffe, Vice Chairman of the Board;
      Chief Operating Officer and Secretary

Date:  September 21, 1995
By /s/ William J. Nance
------------------------------------------------------------------
      William J. Nance
      Director and Treasurer

Date:  September 21, 1995
By /s/ Gregory C. McPherson
------------------------------------------------------------------
      Gregory C. McPherson
      Executive Vice President, Assistant Treasurer
      and Assistant Secretary

Date:  September 21, 1995
By /s/ Keith R. Schrupp
------------------------------------------------------------------
      Keith R. Schrupp
      Vice President of Finance

Date:  September 21, 1995
By /s/ David C. Gonzalez
------------------------------------------------------------------
      David C. Gonzalez
      Controller