Form 10QSB
period 1995-09-30
INTERGROUP CORP
filed 1995-11-14
CIK 69422

U. S. SECURITIES AND EXCHANGE COMMISSION
 Washington,  D. C.  20549

        FORM 10-QSB


( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT

For the transition period from ______ to ______

Commission file number 0-2266


 THE INTERGROUP CORPORATION
-------------------------------------------------------
(Name of small business issuer as specified in its charter)

           DELAWARE
-------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)


         13-3293645
-------------------------------------------
(I.R.S. Employer Identification No.)


2121 Avenue of the Stars, Suite 2020
Los Angeles, California                    90067
-------------------------------------------------
(Address of principal executive offices)  (Zip Code)

Issuer's telephone number:  (310) 556-1999


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES  X   NO __

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of October 31, 1995 was 817,849 shares.

Transitional Small Business Disclosure Format (check one):   YES __  NO  X

 THE INTERGROUP CORPORATION

    INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

Consolidated Balance Sheet
September 30, 1995

Consolidated Statements of Operations
Three Months Ended September 30, 1995 and 1994

Consolidated Statements of Cash Flows
Three Months Ended September 30, 1995 and 1994

Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


PART II. OTHER INFORMATION

 THE INTERGROUP CORPORATION
 CONSOLIDATED BALANCE SHEET
        (Unaudited)
September 30,                                                          1995
                                                                   -------------
ASSETS
Investment in real estate, at cost:
 Land                                                                $4,585,808
 Buildings, improvements and equipment                               30,038,269
 Property held for sale or development                                1,517,145
                                                                   -------------
                                                                     36,141,222
 Less: accumulated depreciation                                     (10,957,531)
                                                                   -------------
                                                                     25,183,691
Marketable equity securities, at market value                        17,048,705
Other investments                                                     4,627,260
Cash and cash equivalents                                               201,823
Restricted cash                                                       1,589,442
Rent and other receivables                                              377,510
Prepaid expenses                                                      1,152,832
Other assets                                                            176,236
                                                                   -------------
     Total Assets                                                   $50,357,499
                                                                   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Mortgage notes payable                                             $30,422,669
 Due to securities broker                                             8,528,989
 Accounts payable and other liabilities                               2,123,221
 Deferred income taxes                                                2,331,435
                                                                   -------------
     Total Liabilities                                               43,406,314
                                                                   -------------
Commitments and Contingencies
Shareholders' Equity:
 Preferred stock, $.10 par - 100,000 shares authorized;
  none issued
 Common stock, $.01 par - 1,500,000 shares authorized;
  1,478,324 shares issued; 817,849 shares outstanding                    14,783
 Paid-in capital                                                     11,847,119
 Accumulated deficit                                                   (540,489)
                                                                   -------------
                                                                     11,321,413
 Add (Less):
  Unrealized gain on marketable securities, net of deferred taxes     4,287,964
  Treasury stock, at cost, 660,475 shares                            (7,840,373)
  Note receivable - stock options                                      (817,819)
                                                                   -------------
     Total Shareholders' Equity                                       6,951,185
                                                                   -------------
     Total Liabilities and Shareholders' Equity                     $50,357,499
                                                                   =============
The accompanying notes are an integral part of the consolidated financial statements.

 THE INTERGROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
        (Unaudited)
For the Three Months Ended September 30,                  1995         1994
                                                      --------------------------
Real estate operations:
 Rental income                                          $2,777,795   $2,660,114
 Rental expenses:
  Mortgage interest expense                                705,813      635,469
  Property operating expenses                            1,352,130    1,404,246
  Real estate taxes                                        205,564      187,058
  Depreciation                                             386,355      434,516
                                                      --------------------------
   Income (Loss) from real estate operations               127,933       (1,175)
                                                      --------------------------
Investment transactions:
 Dividend and interest income                               51,370        6,285
 Net investment income (loss)                              683,013      (80,651)
 Margin interest and trading expenses                     (406,256)    (128,943)
                                                      --------------------------
   Income (Loss) from investment transactions              328,127     (203,309)
                                                      --------------------------
Other income (expense):
 General and administrative expenses                      (300,869)    (363,309)
 Miscellaneous income (expense)                           (272,970)      12,318
                                                      --------------------------
   Other expense                                          (573,839)    (350,991)
                                                      --------------------------

Loss before provision for income taxes                    (117,779)    (555,475)

Provision for income tax benefit                           (46,639)    (205,878)
                                                      --------------------------
Net Loss                                                  ($71,140)   ($349,597)
                                                      ==========================

Net Loss per share                                          ($0.08)      ($0.40)
                                                      ==========================
Weighted average number of shares outstanding              919,550      863,453
                                                      ==========================
The accompanying notes are an integral part of the consolidated financial statements.

 THE INTERGROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
        (Unaudited)
For the Three Months Ended September 30,                  1995         1994
                                                      --------------------------
Cash flows from operating activities:
Net Loss                                                  ($71,140)   ($349,597)
Adjustments to reconcile net income to cash
 provided by (used for) operating activities:
  Depreciation of real estate                              386,355      434,516
  Amortization of other assets                              34,864      159,666
Increase in receivables, net                              (141,458)     (68,078)
Increase in prepaid expenses                              (155,797)     (19,425)
Increase in other assets                                      (595)    (132,574)
Increase (decrease) in accounts payable
 and other liabilities                                     245,429     (782,926)
Increase (decrease) in income taxes                         55,825     (434,745)
                                                      --------------------------
Net cash provided by (used for) operating activities       353,483   (1,193,163)
                                                      --------------------------
Cash flows from investing activities:
Additions to buildings, improvements and equipment        (183,497)    (154,722)
Investment in real estate                                 (596,842)  (4,151,560)
Reduction (investment) in marketable securities           (738,690)   1,248,553
Investment in other investments                           (416,026)    (154,969)
                                                      --------------------------
Net cash used for investing activities                  (1,935,055)  (3,212,698)
                                                      --------------------------
Cash flows from financing activities:
Principal payments on mortgage notes payable               (94,766)     (69,304)
Proceeds from real estate financing                              0    1,622,045
Increase in mortgage notes payable due
 to real estate acquisition                                595,000    3,000,000
Increase in restricted cash                                (29,634)    (438,777)
Increase in due to securities broker                     1,723,903      832,693
Decrease in accounts payable related to
 short positions and other investments                     (34,186)    (551,416)
Purchase of treasury stock                                (440,213)     (60,643)
                                                      --------------------------
Net cash provided by financing activities                1,720,104    4,334,598
                                                      --------------------------
Net increase (decrease) in cash and cash equivalents       138,532      (71,263)
Cash and cash equivalents at beginning of period            63,291      617,314
                                                      --------------------------
Cash and cash equivalents at end of period                $201,823     $546,051
                                                      ==========================

The accompanying notes are an integral part of the consolidated financial statements.

 THE INTERGROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Unaudited)
For the Three Months Ended September 30, 1995

1.  General:

The interim financial information is unaudited; however, in the opinion of The Intergroup Corporation (the "Company"), the interim financial information contains all adjustments, including normal recurring adjustments, necessary to present fairly the results for the interim period. These consolidated financial statements should be read in conjunction with the Company's June 30, 1995 audited consolidated financial statements and notes thereto.

2.  Marketable Equity Securities:

Marketable securities are recorded in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." All securities are equity securities classified as available-for-sale except short positions, which represent obligations of the Company and are classified as trading activity. At September 30, 1995, the aggregate market value of marketable equity securities exceeded the aggregate cost by $7,038,149. The net unrealized gain is comprised of gross unrealized gains of $8,337,690 reduced by gross unrealized losses of $1,299,541. The net unrealized gain, net of deferred taxes of $2,750,185, is included as a separate item in shareholders' equity. During the three months ended September 30, 1995, proceeds from sales of securities were $10,688,532 and gross realized gains and losses, determined using FIFO costs, were $854,854 and $171,841, respectively. Any unrealized gains or losses relating to short positions are recognized in earnings in the current period. There were no naked short positions at September 30, 1995.

3.  Commitments and Contingencies:

The Company subscribed to purchase shares of The Renaissance Fund and has made investments of $665,279. The balance of the subscription price of $334,721 may be called from time to time by the Fund Manager at any time through April 14, 2001.

The Company subscribed to purchase shares of Orckit Communications Ltd. and has made investments of $250,000. The Company has agreed to purchase additional shares for $750,000 payable on or before June 30, 1996.

The Company, together with, in some instances, certain of its officers, is a defendant or co-defendant in various legal actions involving breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

4.  Income Taxes:

The components of the deferred tax liability as of September 30, 1995 are as follows:

Marketable securities basis differences                 $2,548,471
Depreciation and fixed asset basis differences             630,077
Minority interests                                         193,608
Valuation allowance                                        145,977
                                                      -------------
  Total deferred tax credits                             3,518,133
                                                      -------------
NOL and AMT credit carryovers                             (931,311)
State income taxes                                        (216,634)
Miscellaneous                                              (38,753)
                                                      -------------
  Total deferred tax debits                             (1,186,698)
                                                      -------------
  Net deferred taxes                                    $2,331,435
                                                      =============

There was no change in the valuation allowance during the period. The provision for income taxes is comprised of the following:

 Current tax benefit                                   ($3,566,592)
 Change in deferred taxes                                3,519,953
                                                      -------------
  Total income tax benefit                                ($46,639)
                                                      =============
Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times income (loss) before taxes as follows:

 Federal statutory tax benefit                            ($40,045)
 State income taxes, net of federal benefit                 (5,978)
 Other                                                        (616)
                                                      -------------
  Total income tax benefit                                ($46,639)
                                                      =============

5.  Related Party Transactions:

In March 1986, the Company's president exercised an option to purchase
125,000 shares of common stock in exchange for cash and a note due in March 1996. At September 30, 1995, the balance of the note receivable, net of unamortized discount and accrued interest receivable, was $817,819. The note receivable is reflected as a reduction of shareholders' equity. The Company's president is the trustee of the Employee Stock Ownership Plan. In his role as trustee, the president has the power to vote the shares of stock allocated to participants' accounts when directions are not provided to the trustee on a timely basis.

 THE INTERGROUP CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 1995 vs. 1994

Income (Loss) from real estate operations for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994, was impacted principally by the purchase of a 224-unit property in Irving, Texas in September 1994, and the transfer by the Company of its Indio, California properties to the mortgage lender which eliminated the continuing negative cash flow of the Indio properties. Effective April 1, 1995, the Company entered into a property management agreement with an unaffiliated management company. Due to the geographic diversity of the Company's real estate portfolio, management believes that the Company will realize substantial benefits from economies of scale and added on-site management attention brought by a large national property management company. Evidence of such improvement has already occurred.

Rental income from real estate operations increased by 4% to $2,777,795 from $2,660,114. The increase was primarily due to (i) the acquisition of the new Texas property and (ii) an increase in average market rental rates which more than offset the loss of rental income from the Indio properties and a decrease in tenant occupancy at two of the San Antonio properties and one of the St. Louis properties.

Mortgage interest expense increased 11% to $705,813 from $635,469 primarily due to the mortgage interest expense associated with the new Texas property and an increased loan balance resulting from refinancing the Harrisburg property in August 1994.

Property operating expenses decreased 4% to $1,352,130 from $1,404,246 primarily due to cessation of expenses related to the Indio properties, lower repairs and the closing of the Company's property management division, offset by expenditures associated with the new Texas property, additional on-site personnel and higher utilities.

Real estate taxes increased 10% to $205,564 from $187,058 primarily due to real estate taxes on the new Texas property and a refund of taxes on the Harrisburg property received in the quarter ended September 30, 1994.

Depreciation decreased 11% to $386,355 from $434,516 due to the cessation of depreciation on the Indio properties, offset by depreciation of the new Texas property and improvements to the other properties.

Net investment income (loss) increased to $683,013 from ($80,651) due to sales of securities which generated higher net investment gains. Realized investment gains and losses may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio.

Margin interest and trading expenses increased 215% to $406,256 from $128,943 primarily due to higher margin loan balances and additional personnel and related expenses. During the three months ended September 30, 1995, the market value of the marketable equity securities portfolio increased approximately 16% to $17,048,705 from $14,751,444 and net unrealized gains increased 28% to $7,038,149 from $5,479,578. As of September 30, 1995, the
Company had no naked short positions. The overall investment portfolio, which includes marketable securities and other investments, had a positive return of 20.3% for the quarter ended September 30, 1995, based on the net realized and unrealized gains and losses over the monthly average investment balance of the investment portfolio. For the five years ended September 30, 1995, the overall investment portfolio achieved a positive average annual compounded return of 24.9%.

General and administrative expenses decreased 17% to $300,869 from $363,309 primarily due to lower aggregate salary expense and office expenses.

Miscellaneous income (expense) changed to ($272,970) from $12,318 due to an increase in legal expenses which increased the loss of certain equity method investments.

Income tax benefits of $46,639 and $205,878 were provided for the quarters ended September 30, 1995 and 1994, respectively. The decrease in benefit results from the decreased loss before provision for income taxes. The tax rate for fiscal 1994 was lower due to a high dividends received deduction in relation to net pre-tax loss.

In July 1995, the Company purchased a small parcel of land for $596,842. The parcel is adjacent to the Company's undeveloped land in St. Louis, Missouri and provides additional access to the larger parcel.

During the three months ended September 30, 1995, the Company capitalized $183,497 of improvements to certain of its rental properties. Management believes those improvements should maintain the competitiveness of these properties and potentially enable the Company to obtain higher rents, thus enhancing the market values of these properties.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated principally from its real estate operations, sales of investment securities and borrowings related to both. The Company generated net cash flow of $353,483 from operating activities, used net cash flow of $1,935,055 for investing activities and generated net cash flow of $1,720,104 from financing activities during the three months ended September 30, 1995.

The Company's mortgages on real estate amounted to $30,422,669 as of September 30, 1995. During the three months ended September 30, 1995, the Company borrowed $595,000 to purchase additional land in St. Louis. Management will pursue its refinancing activities as considered necessary or when deemed favorable to the Company.

The Company intends to rezone and sell all or a portion of its unimproved land. Should the Company consummate a sale, all or a portion of the proceeds may be utilized to provide additional funds to take advantage of other investment opportunities.

The Company subscribed to purchase shares of The Renaissance Fund and has made investments of $665,279. The balance of the subscription price of $334,721 may be called from time to time by the Fund Manager at any time through April 14, 2001.

The Company subscribed to purchase shares of Orckit Communications Ltd. and has made investments of $250,000. The Company has agreed to purchase additional shares for $750,000 payable on or before June 30, 1996.

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

PART II.  OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended September 30, 1995.

         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

 THE INTERGROUP CORPORATION
        (Registrant)

Date:     November 10, 1995
By  /s/ John V. Winfield
----------------------------
      John V. Winfield, Chairman;
      President and Chief Executive Officer

Date:     November 10, 1995
By  /s/ Howard A. Jaffe
----------------------------
      Howard A. Jaffe
      Chief Operating Officer and Secretary

Date:     November 10, 1995
By  /s/ Gregory C. McPherson
----------------------------
      Gregory C. McPherson
      Executive Vice President, Assistant Treasurer
      and Assistant Secretary

Date:     November 10, 1995
By  /s/ Keith R. Schrupp
----------------------------
      Keith R. Schrupp
      Vice President of Finance

Date:     November 10, 1995
By  /s/ David C. Gonzalez
----------------------------
      David C. Gonzalez
      Controller