Form 10QSB
period 1995-12-31
INTERGROUP CORP
filed 1996-02-14
CIK 69422

U. S. SECURITIES AND EXCHANGE COMMISSION
 Washington,  D. C.  20549

        FORM 10-QSB


( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT

For the transition period from ______ to ______

Commission file number 1-10324


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

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of January 29, 1996 was 834,349 shares.

Transitional Small Business Disclosure Format (check one):   YES __  NO  X

 THE INTERGROUP CORPORATION

    INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

Consolidated Balance Sheet
December 31, 1995

Consolidated Statements of Operations
Six Months Ended December 31, 1995 and 1994

Consolidated Statements of Cash Flows
Six Months Ended December 31, 1995 and 1994

Consolidated Statements of Operations
Three Months Ended December 31, 1995 and 1994

Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


PART II. OTHER INFORMATION



 THE INTERGROUP CORPORATION
 CONSOLIDATED BALANCE SHEET
        (Unaudited)
December 31,                                                           1995
                                                                   -------------
ASSETS
Investment in real estate, at cost:
 Land                                                                $4,585,808
 Buildings, improvements and equipment                               30,431,401
 Property held for sale or development                                1,564,543
                                                                   -------------
                                                                     36,581,752
 Less: accumulated depreciation                                     (11,351,659)
                                                                   -------------
                                                                     25,230,093
Marketable equity securities, at market value                        12,975,373
Other investments                                                     5,397,384
Cash and cash equivalents                                                27,970
Restricted cash                                                       1,609,733
Rent and other receivables                                            1,231,191
Prepaid expenses                                                      1,126,214
Other assets                                                            161,125
                                                                   -------------
     Total Assets                                                   $47,759,083
                                                                   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Mortgage notes payable                                             $30,793,342
 Due to securities broker                                             5,872,625
 Accounts payable and other liabilities                               3,319,836
 Deferred income taxes                                                1,896,225
                                                                   -------------
     Total Liabilities                                               41,882,028
                                                                   -------------
Commitments and Contingencies
Shareholders' Equity:
 Preferred stock, $.10 par - 100,000 shares authorized;
  none issued
 Common stock, $.01 par - 1,500,000 shares authorized;
  1,494,824 shares issued; 834,349 shares outstanding                    14,948
 Paid-in capital                                                     12,754,454
 Accumulated deficit                                                 (1,079,706)
                                                                   -------------
                                                                     11,689,696
 Add (Less):
  Unrealized gain on marketable securities, net of deferred taxes     2,842,131
  Treasury stock, at cost, 660,475 shares                            (7,840,373)
  Note receivable - stock options                                      (814,399)
                                                                   -------------
     Total Shareholders' Equity                                       5,877,055
                                                                   -------------
     Total Liabilities and Shareholders' Equity                     $47,759,083
                                                                   =============
The accompanying notes are an integral part of the consolidated financial statements.

 THE INTERGROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
        (Unaudited)
For the Six Months Ended December 31,                     1995         1994
                                                      --------------------------
Real estate operations:
 Rental income                                          $5,545,184   $5,404,109
 Rental expenses:
  Mortgage interest expense                              1,413,053    1,360,383
  Property operating expenses                            2,629,657    2,696,117
  Real estate taxes                                        424,415      427,137
  Depreciation                                             784,074      904,609
                                                      --------------------------
   Income from real estate operations                      293,985       15,863
                                                      --------------------------
Investment transactions:
 Investment gains                                        1,844,855    2,172,694
 Investment losses                                        (580,687)  (1,052,269)
 Dividend and interest income                               83,355       31,874
 Margin interest and trading expenses                     (890,785)    (311,744)
                                                      --------------------------
   Income from investment transactions                     456,738      840,555
                                                      --------------------------
Other income (expense):
 General and administrative expenses                      (591,031)    (832,895)
 Miscellaneous expense                                  (1,177,086)      (1,546)
                                                      --------------------------
   Other expense                                        (1,768,117)    (834,441)
                                                      --------------------------

Income (Loss) before provision for income taxes         (1,017,394)      21,977

Provision for income tax taxes (benefit)                  (407,037)      65,688
                                                      --------------------------
Net Loss                                                 ($610,357)    ($43,711)
                                                      ==========================

Net Loss per share                                          ($0.66)      ($0.05)
                                                      ==========================
Weighted average number of shares outstanding              920,378      866,991
                                                      ==========================
The accompanying notes are an integral part of the consolidated financial statements.

 THE INTERGROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
        (Unaudited)
For the Six Months Ended December 31,                     1995         1994
                                                      --------------------------
Cash flows from operating activities:
Net Loss                                                 ($610,357)    ($43,711)
Adjustments to reconcile net income to cash
 provided by (used for) operating activities:
  Depreciation of real estate                              784,074      904,609
  Amortization of other assets                              80,419      181,551
Decrease (increase) in receivables, net                   (991,719)     216,765
Decrease (increase) in prepaid expenses                   (166,064)      47,946
Decrease (increase) in other assets                          2,255      (95,417)
Increase in accounts payable
 and other liabilities                                     942,044       96,205
Increase (decrease) in income taxes                        547,934     (164,636)
                                                      --------------------------
Net cash provided by operating activities                  588,586    1,143,312
                                                      --------------------------
Cash flows from investing activities:
Additions to buildings, improvements and equipment        (624,028)    (777,344)
Investment in real estate                                 (596,841)  (4,212,485)
Reduction (investment) in marketable securities            961,490   (5,052,333)
Investment in other investments                         (1,186,150)    (129,325)
                                                      --------------------------
Net cash used for investing activities                  (1,445,529) (10,171,487)
                                                      --------------------------
Cash flows from financing activities:
Principal payments on mortgage notes payable              (186,498)    (155,203)
Proceeds from real estate financing                        462,405    1,622,045
Increase in mortgage notes payable due
 to real estate acquisition                                595,000    3,000,000
Decrease (increase) in restricted cash                     (49,925)     434,225
Increase (decrease) in due to securities broker           (932,461)   6,986,352
Increase (decrease) in accounts payable related to
 short positions and other investments                     465,814   (2,081,600)
Sale of 16,500 shares of common stock                      907,500            0
Purchase of treasury stock                                (440,213)     (60,643)
                                                      --------------------------
Net cash provided by financing activities                  821,622    9,745,176
                                                      --------------------------
Net increase (decrease) in cash and cash equivalents       (35,321)     717,001
Cash and cash equivalents at beginning of period            63,291      617,314
                                                      --------------------------
Cash and cash equivalents at end of period                 $27,970   $1,334,315
                                                      ==========================

The accompanying notes are an integral part of the consolidated financial statements.

 THE INTERGROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
        (Unaudited)
For the Three Months Ended December 31,                   1995         1994
                                                      --------------------------
Real estate operations:
 Rental income                                          $2,767,389   $2,743,995
 Rental expenses:
  Mortgage interest expense                                707,240      724,914
  Property operating expenses                            1,277,527    1,291,871
  Real estate taxes                                        218,851      240,079
  Depreciation                                             397,719      470,093
                                                      --------------------------
   Income from real estate operations                      166,052       17,038
                                                      --------------------------
Investment transactions:
 Investment gains                                          956,926    1,264,831
 Investment losses                                        (375,771)     (63,755)
 Dividend and interest income                               31,985       25,589
 Margin interest and trading expenses                     (484,529)    (182,801)
                                                      --------------------------
   Income from investment transactions                     128,611    1,043,864
                                                      --------------------------
Other income (expense):
 General and administrative expenses                      (290,162)    (469,586)
 Miscellaneous expense                                    (904,116)     (13,864)
                                                      --------------------------
   Other expense                                        (1,194,278)    (483,450)
                                                      --------------------------

Income (Loss) before provision for income taxes           (899,615)     577,452

Provision for income tax taxes (benefit)                  (360,398)     271,566
                                                      --------------------------
Net Income (Loss)                                        ($539,217)    $305,886
                                                      ==========================

Net Income (Loss) per share                                 ($0.58)       $0.35
                                                      ==========================
Weighted average number of shares outstanding              924,764      866,991
                                                      ==========================
The accompanying notes are an integral part of the consolidated financial statements.

 THE INTERGROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Unaudited)
For the Six Months Ended December 31, 1995

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

2.  Marketable Equity Securities:

Marketable securities are recorded in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." All securities are equity securities classified as available-for-sale except short positions, which represent obligations of the Company and are classified as trading activity. At December 31, 1995, the aggregate market value of marketable equity securities exceeded the aggregate cost by $4,664,997. The net unrealized gain is comprised of gross unrealized gains of $6,964,127 reduced by gross unrealized losses of $2,299,130. The net unrealized gain, net of deferred taxes of $1,822,866, is included as a separate item in shareholders' equity. During the six months ended December 31, 1995, proceeds from sales of securities were $21,546,129 and gross realized gains and losses, determined using FIFO costs, were $1,844,855 and $580,687, respectively. Any unrealized gains or losses relating to short positions are recognized in earnings in the current period. There were no naked short positions at December 31, 1995. Dividends on short positions are recorded on the ex-dividend date.

3.  Commitments and Contingencies:

The Company subscribed to purchase shares of a Fund and has made investments of $665,279. The balance of the subscription price of $334,721 may be called from time to time by the Fund Manager at any time through April 14, 2001.

In April 1993, a claim was filed in the State Superior Court for the County of Los Angeles by Dennis Hawk, Lucas Devenn and Golden West Entertainment ("GWE") against Intergroup, John V. Winfield and GWE. Such action charges Intergroup and/or John V. Winfield with breach of contract, fraud, conspiracy to defraud, negligent misrepresentation, assault, battery, economic duress, and breach of fiduciary duty. Such claim sought damages in excess of $800,000, but after discovery was completed, were believed by management to expose the Company to liability in the range of $300,000 to $600,000 exclusive of litigation costs. Recently, Plaintiffs broadened their damage claims to include lost profits from 22 motion picture and television projects claimed to be in development. Intergroup and Mr. John Winfield, in addition to denying Plaintiffs' claims, have charged Devenn and Hawk with fraud, breach of contract, breach of fiduciary duty, malpractice as to Hawk who is an attorney, and intentional infliction of mental distress. The high cost of litigation to defend against the broadened claims increased the likelihood that the case would be settled and the Company and the plaintiffs have tentatively agreed, in principle, to settle the same. Accrued costs of litigation and estimates management believe will settle the matter aggregated approximately $1,180,000 for the six months ended December 31, 1995. These costs are reflected in Miscellaneous Expense.

The Company, together in some instances, with certain of its officers, is a defendant or co-defendant in various legal proceedings (including an arbitration proceeding with Aura Systems Inc. in which discovery is underway) involving breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

4.  Income Taxes:

The components of the deferred tax liability as of December 31, 1995 are as follows:

Marketable securities basis differences                 $1,619,792
Depreciation and fixed asset basis differences             647,210
Minority interests                                         579,315
Valuation allowance                                        145,977
                                                      -------------
  Total deferred tax credits                             2,992,294
                                                      -------------
NOL and AMT credit carryovers                             (869,232)
State income taxes                                        (181,641)
Miscellaneous                                              (45,196)
                                                      -------------
  Total deferred tax debits                             (1,096,069)
                                                      -------------
  Net deferred taxes                                    $1,896,225
                                                      =============

There was no change in the valuation allowance during the period. The provision for income taxes is comprised of the following:

 Current tax benefit                                   ($2,519,082)
 Change in deferred taxes                                2,112,045
                                                      -------------
  Total income tax benefit                               ($407,037)
                                                      =============
Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times income (loss) before taxes as follows:

 Federal statutory tax                                   ($345,914)
 State income taxes, net of federal benefit                (51,637)
 Other                                                      (9,486)
                                                      -------------
  Total income tax benefit                               ($407,037)
                                                      =============

5.  Related Party Transactions:

In March 1986, the Company's president exercised an option to purchase 125,000 shares of common stock in exchange for cash and a note due in March 1996. At December 31, 1995, the balance of the note receivable, net of unamortized discount and accrued interest receivable, was $814,399. The note receivable is reflected as a reduction of shareholders' equity. The Company's president is the trustee of the Employee Stock Ownership Plan. In his role as trustee, the president has the power to vote the shares of stock allocated to participants' accounts when directions are not provided to the trustee on a timely basis.

 THE INTERGROUP CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the Six Months Ended December 31, 1995 vs. 1994

Income from real estate operations for the six months ended December 31, 1995 as compared to the six months ended December 31, 1994, was impacted primarily by increased revenues and reduced costs achieved through the economies of scale and added on-site management attention brought about by the change to an unaffiliated national property management company on April 1, 1995, partially offset by the costs of closing of the Company's property management division. Income from real estate operations was also impacted by two offsetting factors: (i) the transfer by the Company of its Indio, California properties to the mortgage lender in March 1995 which eliminated the continuing negative cash flow and depreciation of the Indio properties and (ii) the purchase of a 224-unit property in Irving, Texas in September 1994 resulting in a net increase in revenues and a net decrease in costs.

Rental income from real estate operations increased by 3% to $5,545,184 from $5,404,109. The increase was primarily due to the addition of the new Texas property in September 1994 and an increase in average market rental rates which together more than offset the loss of rental income from the Indio properties and the increase in vacancy losses at three properties.

Mortgage interest expense increased 4% to $1,413,053 from $1,360,383 primarily due to the mortgage interest expense associated with the new Texas property.

Property operating expenses decreased 2% to $2,629,657 from $2,696,117 primarily due to cessation of expenses related to the Indio properties, lower insurance costs and the closing of the Company's property management division, partially offset by expenditures associated with the new Texas property and higher utility expenses.

Real estate taxes decreased 1% to $424,415 from $427,137 primarily due to reduced taxes on one of the St. Louis properties and elimination of the Indio properties offset by real estate taxes on the new Texas property and a refund of taxes on the Harrisburg property received in the quarter ended September 30, 1994.

Depreciation decreased 13% to $784,074 from $904,609 due to the cessation of depreciation on the Indio properties, offset by depreciation of the new Texas property and improvements to the other properties.

Investment gains decreased 15% to $1,844,855 from $2,172,694 and investment losses decreased 45% to $580,687 from $1,052,269 including the recognition of an unrealized loss of $181,664, related to short sales in the prior period. Realized investment gains and losses may fluctuate significantly from period to period, with a meaningful effect on the Company's net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio. Margin interest and trading expenses increased 186% to $890,785 from $311,744 primarily due to higher margin loan balances and additional personnel. During the six months ended December 31, 1995, the market value of the marketable equity securities portfolio decreased approximately 12% to $12,975,373 from $14,751,444 and net unrealized gains decreased 15% to $4,664,997 from $5,479,578. As of December 31, 1995, the Company had no naked short positions.

The overall investment portfolio, which includes marketable securities and other investments, had a positive return of 0.2% for the six months ended December 31, 1995 and a negative return of 16.6% for the six months ended December 31, 1994, based on the net realized and unrealized gains and losses over the monthly average investment balance of the investment portfolio. The overall investment portfolio achieved a positive average annual compounded return of 20.9% and 22.0% for the five years ended December 31, 1995 and 1994, respectively.

General and administrative expenses decreased 29% to $591,031 from $832,895 due to lower aggregate office and travel expenses and fewer personnel.

Miscellaneous expense increased to $1,177,086 from $1,546 due to the accrued costs of litigation and estimated settlement expenses (See Note 3 to the financial statements).

During the six months ended December 31, 1995, the Company improved properties in the aggregate amount of $624,028. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

For the Three Months Ended December 31, 1995 vs. 1994

Income from real estate operations for the three months ended December 31, 1995 as compared to the three months ended December 31, 1994, was positively impacted primarily by increased revenues and reduced costs from economies of scale and added on-site management attention brought by the change to an unaffiliated national property management company on April 1, 1995, which were partially offset by the costs of closing of the Company's property management division. In addition, the transfer by the Company of its Indio, California properties to the mortgage lender in March 1995 eliminated the continuing negative cash flow and depreciation of the Indio properties.

Rental income from real estate operations increased by 1% to $2,767,389 from $2,743,995. The increase was primarily due to an increase in average rental rates and lease renewals, offset by an increase in vacancy losses at three properties.

Mortgage interest expense decreased 2% to $707,240 from $724,914 primarily due to lower loan cost amortization from refinancing of two of the Company's properties, partially offset by interest on a higher loan balance for the purchase of land held for development in St. Louis.

Property operating expenses decreased 1% to $1,277,527 from $1,291,871 primarily due to lower insurance, salaries and administrative expenses partially offset by higher repair and utility expenses.

Real estate taxes decreased 9% to $218,851 from $240,079 primarily due to a reduction in taxes at one of the St. Louis properties.

Depreciation decreased 15% to $397,719 from $470,093 due to the elimination of depreciation on the Indio properties, offset by depreciation of improvements to the other properties.

Investment gains decreased 24% to $956,926 from $1,264,831 and investment losses increased 489% to $375,771 from $63,755. Margin interest and trading expenses increased 165% to $484,529 from $182,801 primarily due to higher margin loan balances and additional personnel.

The overall investment portfolio, which includes marketable securities and other investments, had a negative return of 16.9% for the three months ended December 31, 1995 and a negative return of 17.6% for the three months ended December 31, 1994, based on the net realized and unrealized gains and losses over the monthly average investment balance of the investment portfolio.

General and administrative expenses decreased 38% to $290,162 from $469,586 due to lower aggregate office and travel expenses and fewer personnel.

Miscellaneous expense increased to $904,116 from $13,864 due to the accrued costs of litigation and estimated settlement expenses (See Note 3 to the financial statements).

During the three months ended December 31, 1995, the Company improved properties in the aggregate amount of $440,531. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

FINANCIAL CONDITION AND LIQUIDITY

The Company's principal cash flows are generated from its real estate operations and securities transactions. The Company generated net cash flow of $588,586 from operating activities, used net cash flow of $1,445,529 for investing activities and generated net cash flow of $821,622 from financing activities during the six months ended December 31, 1995.

The Company's total outstanding indebtedness is comprised of mortgages on real estate which amounted to $30,793,342 as of December 31, 1995. During the six months ended December 31, 1995, the Company refinanced its Parsippany, NJ property for $5,325,000 and borrowed $595,000 for the acquisition of the St. Louis land. Management will pursue additional refinancing activities as considered necessary or when deemed favorable to the Company.

The Company intends to sell all or a portion of certain of its unimproved land. Should the Company consummate a sale, all or a portion of the proceeds may be utilized to provide additional funds for improvements and to take advantage of other investment opportunities.

The Company subscribed to purchase shares of a Fund and made investments of $665,279. The balance of the subscription price of $334,721 may be called by the Fund Manager at any time through April 14, 2001.

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

PART II.     OTHER INFORMATION

Item 1:
Material developments in connection with legal proceedings are incorporated herein by reference to Part I, Note 3 to the Consolidated Financial Statements, of this Form 10-QSB.

Item 4:
The 1995 Annual Meeting of the Stockholders of the Company was held on December 5, 1995, at the Park Hyatt Los Angeles Hotel, 2151 Avenue of the Stars, Century City, California, with the following results: (1) Howard A. Jaffe and William J. Nance were elected Directors of the Company with a majority of votes to serve until the 1998 Annual Meeting (John V. Winfield, Josef A. Grunwald and Mildred Bond Roxborough continue to serve as Directors of the Company); (2) The ratification of Price Waterhouse as independent accountants of the Company was passed with a majority of votes; and (3) The approval of a proposed amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Preferred Stock to 2,500,000 shares, increase the number of authorized shares of Common Stock to 4,000,000 shares and divide the Common Stock into two series consisting of 1,500,000 shares of Class A Common Stock and 2,500,000 shares of Class B Common Stock was passed with a majority of votes. The Class A Common Stock and the Class B Common Stock would have identical rights, preferences and privileges, except that the Class B Common Stock would have one-tenth of a vote per share. The amendment becomes effective only upon filing with the Delaware Secretary of State, and the Board of Directors reserves the right to determine not to file the amendment. The amendment has not been filed to date. A tabulation of votes follows:

Proposal (1) - Directors:      Votes For      Against    Abstained      Unvoted
 Howard A. Jaffe                 778,155        6,912
 William J. Nance                778,048        7,019
Proposal (2) - Accountants:
 Price Waterhouse                780,562        2,631        1,874
Proposal (3) - Amendment
 to Certificate of
 Incorporation                   470,089       17,133        5,444      292,401

         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

 THE INTERGROUP CORPORATION
        (Registrant)


Date:     January 29, 1996
By /s/ John V. Winfield
-------------------------------------------------------------------
      John V. Winfield, Chairman;
      President and Chief Executive Officer

Date:     January 29, 1996
By /s/ Howard A. Jaffe
-------------------------------------------------------------------
      Howard A. Jaffe
      Chief Operating Officer and Secretary

Date:     January 29, 1996
By /s/ Gregory C. McPherson
-------------------------------------------------------------------
      Gregory C. McPherson
      Executive Vice President and Assistant Secretary


Date:     January 29, 1996
By /s/ Keith R. Schrupp
-------------------------------------------------------------------
      Keith R. Schrupp
      Vice President of Finance

Date:     January 29, 1996
By /s/ David C. Gonzalez
-------------------------------------------------------------------
      David C. Gonzalez
      Controller