Form 10QSB
period 1996-03-31
INTERGROUP CORP
filed 1996-05-15
CIK 69422

U. S. SECURITIES AND EXCHANGE COMMISSION
 Washington,  D. C.  20549

        FORM 10-QSB


( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT

For the transition period from ______ to ______

Commission file number 1-10324


 THE INTERGROUP CORPORATION
- -------------------------------------------------------
(Name of small business issuer as specified in its charter)

           DELAWARE
- -------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)


         13-3293645
- -------------------------------------------
(I.R.S. Employer Identification No.)


2121 Avenue of the Stars, Suite 2020
Los Angeles, California                    90067
- -------------------------------------------------
(Address of principal executive offices)  (Zip Code)

Issuer's telephone number:  (310) 556-1999


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES  X   NO __

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of April 30, 1996 was 834,349 shares.

Transitional Small Business Disclosure Format (check one):   YES __  NO  X

 THE INTERGROUP CORPORATION

    INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:                   Page

Consolidated Balance Sheet
March 31, 1996                                                   3

Consolidated Statements of Operations
Nine Months Ended March 31, 1996 and 1995                        4

Consolidated Statements of Cash Flows
Nine Months Ended March 31, 1996 and 1995                        5

Consolidated Statements of Operations
Three Months Ended March 31, 1996 and 1995                       6

Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          10


PART II. OTHER INFORMATION                                      13

 THE INTERGROUP CORPORATION
 CONSOLIDATED BALANCE SHEET
        (Unaudited)
March 31,                                                              1996
                                                                   -------------
ASSETS
Investment in real estate, at cost:
 Land                                                                $4,585,808
 Buildings, improvements and equipment                               30,653,425
 Property held for sale or development                                1,601,528
                                                                   -------------
                                                                     36,840,761
 Less: accumulated depreciation                                     (11,755,157)
                                                                   -------------
                                                                     25,085,604
Marketable equity securities, at market value                         7,932,050
Investment in Santa Fe Financial Corporation                          5,529,543
Other investments                                                     2,768,155
Cash and cash equivalents                                               514,513
Restricted cash                                                       1,799,803
Rent and other receivables                                              183,754
Prepaid expenses                                                      1,120,892
Other assets                                                            183,088
                                                                   -------------
     Total Assets                                                   $45,117,402
                                                                   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Mortgage notes payable                                             $30,709,613
 Due to securities broker                                             3,333,197
 Accounts payable and other liabilities                               3,503,243
 Deferred income taxes                                                  813,218
                                                                   -------------
     Total Liabilities                                               38,359,271
                                                                   -------------
Commitments and Contingencies
Shareholders' Equity:
 Preferred stock, $.10 par - 100,000 shares authorized;
  none issued
 Common stock, $.01 par - 1,500,000 shares authorized;
  1,494,824 shares issued; 834,349 shares outstanding                    14,948
 Paid-in capital                                                     12,754,454
 Accumulated deficit                                                   (425,816)
 Unrealized gain on marketable securities, net of deferred taxes      2,254,918
 Treasury stock, at cost, 660,475 shares                             (7,840,373)
                                                                   -------------
     Total Shareholders' Equity                                       6,758,131
                                                                   -------------
     Total Liabilities and Shareholders' Equity                     $45,117,402
                                                                   =============
The accompanying notes are an integral part of the consolidated financial statements.

 THE INTERGROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
        (Unaudited)
For the Nine Months Ended March 31,                       1996         1995
                                                      --------------------------
Real estate operations:
 Rental income                                          $8,309,988   $8,017,749
 Rental expenses:
  Mortgage interest expense                              2,107,741    2,031,327
  Property operating expenses                            3,925,771    4,175,619
  Real estate taxes                                        676,349      598,798
  Depreciation                                           1,183,981    1,098,179
                                                      --------------------------
   Income from real estate operations                      416,146      113,826
                                                      --------------------------
Investment transactions:
 Investment gains                                        4,738,384    4,371,243
 Investment losses                                      (1,883,359)  (3,220,166)
 Dividend and interest income                              132,341      119,597
 Margin interest and trading expenses                   (1,273,101)    (550,639)
                                                      --------------------------
   Income from investment transactions                   1,714,265      720,035
                                                      --------------------------
Other income (expense):
 General and administrative expenses                      (814,345)  (1,121,699)
 Miscellaneous expense                                  (1,260,579)     (97,824)
                                                      --------------------------
   Other expense                                        (2,074,924)  (1,219,523)
                                                      --------------------------
Income (Loss) before provision for income taxes
 and extraordinary item                                     55,487     (385,662)

Provision for income tax taxes (benefit)                    11,954     (179,371)
                                                      --------------------------
Income (Loss) before extraordinary item                     43,533     (206,291)

Extraordinary item - Extinguishment of Debt                      0    1,030,436
                                                      --------------------------
Net Income                                                 $43,533     $824,145
                                                      ==========================
Net Income (Loss) per share:
Income (Loss) before extraordinary item                      $0.05       ($0.23)
Extraordinary item - Extinguishment of Debt                   0.00         1.17
                                                      --------------------------
Net Income per share                                         $0.05        $0.94
                                                      ==========================
Weighted average number of shares outstanding              909,455      878,256
                                                      ==========================
The accompanying notes are an integral part of the consolidated financial statements.

 THE INTERGROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
        (Unaudited)
For the Nine Months Ended March 31,                       1996         1995
                                                      --------------------------
Cash flows from operating activities:
Net Income                                                 $43,533     $824,145
Adjustments to reconcile net income to cash
 provided by (used for) operating activities:
  Extraordinary item - Extinguishment of Debt                    0   (1,030,436)
  Depreciation of real estate                            1,183,981    1,291,586
  Amortization of other assets                             120,641    1,058,898
Decrease in receivables, net                               870,117      323,416
Increase in prepaid expenses                              (185,043)    (374,394)
Decrease (increase) in other assets                        (32,038)     996,249
Increase (decrease) in accounts payable
 and other liabilities                                     940,471     (116,766)
Decrease in income taxes                                  (158,450)    (299,871)
                                                      --------------------------
Net cash provided by operating activities                2,783,212    2,672,827
                                                      --------------------------
Cash flows from investing activities:
Additions to buildings, improvements and equipment        (883,037)    (931,865)
Investment in real estate                                 (596,841)  (4,212,485)
Investment in Santa Fe Financial Corporation            (2,669,399)  (2,523,805)
Reduction in marketable securities                       5,040,977      373,210
Investment in other investments                         (1,417,065)    (415,279)
                                                      --------------------------
Net cash used for investing activities                    (525,365)  (7,710,224)
                                                      --------------------------
Cash flows from financing activities:
Principal payments on mortgage notes payable              (270,227)    (242,828)
Proceeds from real estate financing                        462,405    1,622,045
Increase in mortgage notes payable due
 to real estate acquisition                                595,000    3,000,000
Decrease (increase) in restricted cash                    (239,995)     537,423
Increase (decrease) in due to securities broker         (3,471,889)   2,579,187
Increase (decrease) in accounts payable related to
 other investments and short positions                     650,794   (2,903,129)
Sale of 16,500 shares of common stock                      907,500            0
Purchase of treasury stock                                (440,213)     (60,643)
                                                      --------------------------
Net cash provided by (used for) financing activities    (1,806,625)   4,532,055
                                                      --------------------------
Net increase (decrease) in cash and cash equivalents       451,222     (505,342)
Cash and cash equivalents at beginning of period            63,291      617,314
                                                      --------------------------
Cash and cash equivalents at end of period                $514,513     $111,972
                                                      ==========================

The accompanying notes are an integral part of the consolidated financial statements.

 THE INTERGROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
        (Unaudited)
For the Three Months Ended March 31,                      1996         1995
                                                      --------------------------
Real estate operations:
 Rental income                                          $2,764,804   $2,795,166
 Rental expenses:
  Mortgage interest expense                                694,688      695,887
  Property operating expenses                            1,296,114    1,450,678
  Real estate taxes                                        251,934      210,900
  Depreciation                                             399,907      385,449
                                                      --------------------------
   Income from real estate operations                      122,161       52,252
                                                      --------------------------
Investment transactions:
 Investment gains                                        2,893,529    2,198,549
 Investment losses                                      (1,302,672)  (2,167,897)
 Dividend and interest income                               48,986       87,723
 Margin interest and trading expenses                     (382,316)    (238,895)
                                                      --------------------------
   Income (Loss) from investment transactions            1,257,527     (120,520)
                                                      --------------------------
Other income (expense):
 General and administrative expenses                      (223,314)    (288,804)
 Miscellaneous expense                                     (83,493)     (50,567)
                                                      --------------------------
   Other expense                                          (306,807)    (339,371)
                                                      --------------------------
Income (Loss) before provision for income taxes
 and extraordinary item                                  1,072,881     (407,639)

Provision for income tax taxes (benefit)                   418,991     (245,059)
                                                      --------------------------
Income (Loss) before extraordinary item                    653,890     (162,580)

Extraordinary item - Extinguishment of Debt                      0    1,030,436
                                                      --------------------------
Net Income                                                $653,890     $867,856
                                                      ==========================
Net Income (Loss) per share:
Income (Loss) before extraordinary item                      $0.71       ($0.19)
Extraordinary item - Extinguishment of Debt                   0.00         1.18
                                                      --------------------------
Net Income per share                                         $0.71        $0.99
                                                      ==========================
Weighted average number of shares outstanding              916,349      878,256
                                                      ==========================
The accompanying notes are an integral part of the consolidated financial statements.

 THE INTERGROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Unaudited)
For the Nine Months Ended March 31, 1996

1.  General:

The interim financial information is unaudited; however, in the opinion of The Intergroup Corporation (the "Company"), the interim financial information contains all adjustments, including normal recurring adjustments, necessary to present fairly the results for the interim period. These consolidated financial statements should be read in conjunction with the Company's June 30, 1995 audited consolidated financial statements and notes thereto. Certain reclassifications have been made to conform the fiscal 1995 presentation to the fiscal 1996 presentation.

2.  Investment in Santa Fe Financial Corporation:

In March 1996, the Company increased its interest in Santa Fe Financial Corporation and subsidiary ("Santa Fe") through the exercise of warrants to purchase additional shares of common stock of Santa Fe and the subsequent nomination and election of a second of the Company's officers to the three member Board of Santa Fe. In April 1996, the Company's Chairman and CEO became Chairman and CEO of Santa Fe. The Company owns 33.1% and the Company's Chairman and CEO owns an additional 3.9% of the outstanding common stock of Santa Fe. The Company records its investment in Santa Fe on the equity basis. Condensed financial statements for Santa Fe follow:

Condensed Balance Sheet as of March 31, 1996
 Cash                                                   $9,504,364
 Investment in Justice Investors                         4,501,336
 Receivables and other assets                              212,128
                                                      -------------
  Total Assets                                         $14,217,828
                                                      =============
 Other liabilities                                        $172,935
 Minority interest                                       3,001,720
 Shareholders' equity                                   11,043,173
                                                      -------------
  Total Liabilities and Shareholders' Equity           $14,217,828
                                                      =============
Condensed Results of Operations for the
Nine months ended March 31,                  1996         1995
 Revenue                                   $1,678,298   $1,612,675
 Net Income                                   380,493      585,583
Three months ended March 31,                 1996         1995
 Revenue                                     $460,961     $529,023
 Net Income                                    96,154      207,629

Santa Fe's revenue is primarily generated through its 64.1% interest in Portsmouth Square, Inc. ("PSI") from PSI's 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land, improvements and leaseholds known as the Financial District Holiday Inn, a 566 room hotel in San Francisco. PSI is both a limited and general partner in Justice and records its investment on the equity basis.

If the Proposed Statement of Financial Accounting Standards "Consolidated Financial Statements: Policy and Procedures" is adopted unmodified, the Company would ultimately be required to consolidate Santa Fe. If Santa Fe were consolidated as of March 31, 1996, the Company's consolidated assets would increase $15,696,101 to $60,813,503 and consolidated liabilities would increase $172,953 to $38,532,224.

Pro forma results of operations if consolidation had occurred at the beginning of the respective periods follows:
Nine months ended March 31,                  1996         1995
Income (Loss) before extraordinary item       $66,268     ($90,116)
Net Income                                    $66,268     $940,320
Net Income per share                            $0.07        $1.07
Three months ended March 31,                 1996         1995
Income (Loss) before extraordinary item      $655,363    ($121,388)
Net Income                                   $655,363     $909,048
Net Income per share                            $0.72        $1.04

3.  Marketable Equity Securities:

Marketable securities are recorded in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." All securities are equity securities classified as available-for-sale except short positions, which represent obligations of the Company and are classified as trading activity. At March 31, 1996, the aggregate market value of marketable equity securities exceeded the aggregate cost by $3,701,161. The net unrealized gain is comprised of gross unrealized gains of $5,039,265 reduced by gross unrealized losses of $1,338,104. The net unrealized gain, net of deferred taxes of $1,446,243, is included as a separate item in shareholders' equity. During the nine months ended March 31, 1996, proceeds from sales of securities were $25,748,462 and gross realized gains and losses, determined using FIFO costs, were $4,738,384 and $1,883,359, respectively. Any unrealized gains or losses relating to short positions are recognized in earnings in the current period. There were no naked short positions at March 31, 1996. Dividends on short positions are recorded on the ex-dividend date.

4.  Commitments and Contingencies:

The Company subscribed to purchase shares of The Renaissance Fund and has made investments of $850,259. The balance of the subscription price of $149,741 may be called from time to time by the Fund Manager at any time through April 14, 2001.

In April 1993, a claim, seeking in excess of $800,000, was filed in the State Superior Court for the County of Los Angeles by Dennis Hawk, Lucas Devenn and Golden West Entertainment ("GWE") against Intergroup, John V. Winfield and GWE. Such action charged Intergroup and/or John V. Winfield with breach of contract, fraud, conspiracy to defraud, negligent misrepresentation, assault, battery, economic duress, and breach of fiduciary duty. Plaintiffs subsequently broadened their damage claims to include lost profits from 22 motion picture and television projects claimed to be in development. Intergroup and Mr. John Winfield denied Plaintiffs' claims and charged Devenn and Hawk with fraud, breach of contract, breach of fiduciary duty, malpractice as to Hawk, who is an attorney, and intentional infliction of mental distress.
 The high cost of litigation caused the Company to settle the litigation. The costs of litigation and settlement aggregated approximately $1,200,000 for the nine months ended March 31, 1996 and are reflected in Miscellaneous Expense.

The Company, together in some instances, with certain of its officers, is a defendant or co-defendant in various legal proceedings (including an arbitration proceeding with Aura Systems Inc.) involving breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

5.  Income Taxes:

The components of the deferred tax liability as of March 31, 1996 are as follows:
Securities basis differences                            $1,340,535
Depreciation and fixed asset basis differences             693,655
Valuation allowance                                        145,977
                                                      -------------
  Total deferred tax credits                             2,180,167
                                                      -------------
NOL and AMT credit carryovers                           (1,192,098)
State income taxes                                        (123,658)
Miscellaneous                                              (51,193)
                                                      -------------
  Total deferred tax debits                             (1,366,949)
                                                      -------------
  Net deferred taxes                                      $813,218
                                                      =============
There was no change in the valuation allowance during the period. The provision for income taxes is comprised of the following:
 Current tax benefit                                     ($618,124)
 Change in deferred taxes                                  630,078
                                                      -------------
  Total income tax expense                                 $11,954
                                                      =============
Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times income (loss) before taxes as follows:
 Federal statutory tax                                     $18,866
 State income taxes, net of federal benefit                  2,816
 Other                                                      (9,728)
                                                      -------------
  Total income tax expense                                 $11,954
                                                      =============

 THE INTERGROUP CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the Nine Months Ended March 31, 1996 vs. 1995

Income from real estate operations for the nine months ended March 31, 1996 as compared to the nine months ended March 31, 1995, was impacted primarily by increased revenues and reduced costs achieved through the economies of scale and added on-site management attention brought about by the change to an unaffiliated national property management company on April 1, 1995, partially offset by the costs of closing of the Company's property management division. Income from real estate operations was also impacted by two offsetting factors: (i) the transfer by the Company of its Indio, California properties to the mortgage lender in March 1995 which eliminated the continuing negative cash flow and depreciation of the Indio properties and (ii) the purchase of a 224-unit property in Irving, Texas in September 1994 which together resulted in a net increase in revenues and costs.

Rental income from real estate operations increased by 4% to $8,309,988 from $8,017,749. The increase was primarily due to the addition of the new Texas property in September 1994 and an increase in average market rental rates which together more than offset an increase in vacancy rates, some of which was planned to upgrade tenant profiles.

Mortgage interest expense increased 4% to $2,107,741 from $2,031,327 primarily due to the mortgage interest expense associated with the new Texas property.

Property operating expenses decreased 6% to $3,925,771 from $4,175,619 primarily due to cessation of expenses related to the Indio properties, lower insurance costs and the closing of the Company's property management division, partially offset by expenditures associated with the new Texas property and by over $90,000 in higher utility and snow removal expenses due to this year's severe winter.

Real estate taxes increased 13% to $676,349 from $598,798 primarily due to real estate taxes on the new Texas property, increased taxes on the other three Texas properties due to reassessments after the Company's acquisitions and a refund of taxes on the Harrisburg property received in the prior year partially offset by reduced taxes on one of the St. Louis properties.

Depreciation increased 8% to $1,183,981 from $1,098,179 due to depreciation of the new Texas property and improvements to the other properties.

Investment gains increased 8% to $4,738,384 from $4,371,243 and investment losses decreased 42% to $1,883,359 from $3,220,166 including in the prior year, the recognition of an unrealized loss of $621,121 related to short sales and the $750,000 write-off of a portion of the Company's investment in Aura Systems, Inc. which is the subject of an arbitration proceeding in which recovery is sought. Realized investment gains and losses may fluctuate significantly from period to period, with a meaningful effect on the Company's net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio. Margin interest and trading expenses increased 131% to $1,273,101 from $550,639 primarily due to higher margin loan balances, trading related expenses and additional personnel. During the nine months ended March 31, 1996, the marketable equity securities portfolio decreased approximately 46% to $7,932,050 from $14,751,444 primarily due to sales of securities to fund other investments and pay down margin debt. Net unrealized gains decreased 32% to $3,701,161 from $5,479,578 due to realizing gains and market fluctuations. As of March 31, 1996, the Company had no naked short positions.

The overall investment portfolio, which includes marketable securities and other investments, had a positive return of 2.3% for the nine months ended March 31, 1996 and a negative return of 21.1% for the nine months ended March 31, 1995, based on the net realized and unrealized gains and losses over the monthly average investment balance of the investment portfolio. The overall investment portfolio achieved a positive average annual compounded return of 13.5% and 16.0% for the five years ended March 31, 1996 and 1995, respectively.

General and administrative expenses decreased 27% to $814,345 from $1,121,699 due to lower aggregate office and travel expenses and fewer personnel.

Miscellaneous expense increased to $1,260,579 from $97,824 due to the accrued costs of litigation and settlement expenses related to the matter discussed in
Note 4 to the consolidated financial statements.

In Fiscal 1995, the Company recorded an extraordinary gain of $1,030,436 on the extinguishment of $10,356,404 of debt related to the Indio properties, net of taxes of $678,794 and the properties depreciated cost of $8,647,174.

During the nine months ended March 31, 1996, the Company improved properties in the aggregate amount of $883,037. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

For the Three Months Ended March 31, 1996 vs. 1995

Income from real estate operations for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, was positively impacted primarily by reduced costs from economies of scale and added on-site management attention brought by the change to an unaffiliated national property management company on April 1, 1995.

Rental income from real estate operations decreased by 1% to $2,764,804 from $2,795,166. The decrease was primarily due to an increase in vacancy rates, a small portion of which was planned to upgrade tenant profiles, offset by increased average rental rates at all properties.

Mortgage interest expense decreased 0.2% to $694,688 from $695,887 primarily due to a lower interest rate from the refinancing of one of the Company's properties partially offst by higher loan cost amortization.

Property operating expenses decreased 11% to $1,296,114 from $1,450,678 primarily due to lower insurance and administrative expenses partially offset by over $40,000 in higher utility and snow removal expenses due to the severe winter.

Real estate taxes increased 19% to $251,934 from $210,900 primarily due to increases in taxes at the four Texas properties due to reassessments after the Company's acquisitions partially offset by a reduction in taxes at one of the St. Louis properties.

Depreciation increased 4% to $399,907 from $385,449 due to depreciation of improvements to the properties.

Investment gains increased 32% to $2,893,529 from $2,198,549 and investment losses decreased 40% to $1,302,672 from $2,167,897. The prior year included the recognition of an unrealized loss of $439,457 related to short positions and a $750,000 write-off of a portion of the Company's investment in Aura Systems, Inc. which is the subject of an arbitration proceeding in which recovery is sought. Margin interest and trading expenses increased 60% to $382,316 from $238,895primarily due to higher margin loan balances, trading related expenses and additional personnel.

The overall investment portfolio, which includes marketable securities and other investments, had a positive return of 1.9% for the three months ended March 31, 1996 and a negative return of 6.3% for the three months ended March 31, 1995, based on the net realized and unrealized gains and losses over the monthly average investment balance of the investment portfolio.

General and administrative expenses decreased 23% to $223,314 from $288,804 due to lower aggregate office and travel expenses and fewer personnel.

Miscellaneous expense increased to $83,493 from $50,567 due to accrued costs of litigation related to the matter discussed in Note 4 to the consolidated financial statements.

In Fiscal 1995, the Company recorded an extraordinary gain of $1,030,436 on the extinguishment of $10,356,404 of debt related to the Indio properties, net of taxes of $678,794 and the properties depreciated cost of $8,647,174.

During the three months ended March 31, 1996, the Company improved properties in the aggregate amount of $259,009. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

FINANCIAL CONDITION AND LIQUIDITY

The Company's principal cash flows are generated from its real estate operations and securities transactions. The Company generated net cash flow of $2,783,212 from operating activities, used net cash flow of $525,365 for investing activities and used net cash flow of $1,806,625 for financing activities during the nine months ended March 31, 1996.

The Company's total outstanding indebtedness is comprised of mortgages on real estate which amounted to $30,709,613 as of March 31, 1996. During the nine months ended March 31, 1996, the Company refinanced its Parsippany, NJ property for $5,325,000 and borrowed $595,000 for the acquisition of the St. Louis land. Management will pursue additional refinancing activities as considered necessary or when deemed favorable to the Company.

The Company intends to sell all or a portion of certain of its unimproved land. Should the Company consummate a sale, all or a portion of the proceeds may be utilized to provide additional funds for improvements and to take advantage of other investment opportunities.

The Company subscribed to purchase shares of a Fund and made investments of $850,259. The balance of the subscription price of $149,741 may be called by the Fund Manager at any time through April 14, 2001.

For fiscal 1996, management anticipates that its cash balances and net cash flow from real estate operations, securities transactions and real estate financing activities will be sufficient to fund the Company's anticipated acquisitions, property improvements, debt service requirements and operating expenses. Management also anticipates that the net cash flow generated from future operating activities will be sufficient to meet its long-term debt service requirements.

PART II.     OTHER INFORMATION

Item 1 - Legal Proceedings:
Material developments in connection with legal proceedings are incorporated herein by reference to Part I, Note 3 to the Consolidated Financial Statements, of this Form 10-QSB.

Item 6 - Exhibits and Reports on Form 8-K:
Form 8-K dated March 27, 1996 disclosed, in Item 2, the Company's additional investment in Santa Fe Financial Corporation and the nomination and election of a second of the Company's officers to the three member Board of Santa Fe.

         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

 THE INTERGROUP CORPORATION
        (Registrant)


Date:     May 10, 1996
By /s/ John V. Winfield
- -------------------------------------------------------------------
      John V. Winfield, Chairman;
      President and Chief Executive Officer

Date:     May 10, 1996
By /s/ Howard A. Jaffe
- -------------------------------------------------------------------
      Howard A. Jaffe
      Chief Operating Officer and Secretary

Date:     May 10, 1996
By /s/ Gregory C. McPherson
- -------------------------------------------------------------------
      Gregory C. McPherson
      Executive Vice President, Assistant Secretary and Assistant Treasurer

Date:     May 10, 1996
By /s/ Keith R. Schrupp
- -------------------------------------------------------------------
      Keith R. Schrupp
      Vice President of Finance

Date:     May 10, 1996
By /s/ David C. Gonzalez
- -------------------------------------------------------------------
      David C. Gonzalez
      Controller