Form 10KSB
period 1996-06-30
INTERGROUP CORP
filed 1996-09-30
CIK 69422

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                               FORM 10-KSB
( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (Fee required)
For the fiscal year ended June 30, 1996
(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (No fee required)
For the transition period from ______ to ______
Commission file number 1-10324
                       THE INTERGROUP CORPORATION
        ------------------------------------------------------
            (Name of small business issuer in its charter)
                               DELAWARE
        ------------------------------------------------------
     (State or other jurisdiction of incorporation or organization)
                              13-3293645
         ------------------------------------------------------
                  (I.R.S. Employer Identification No.)
                  2121 Avenue of the Stars, Suite 2020
                     Los Angeles, California 90067
         ------------------------------------------------------
           (Address of principal executive offices)(Zip Code)
Issuer's telephone number:               (310) 556-1999
Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:
                 Common Stock - Par Value $.01 Per Share
         ------------------------------------------------------
                           (Title of class)

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

State issuer's revenues for its most recent fiscal year:   $15,192,316

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 1996, was $23,414,000 (based on the price at which the stock closed on such date). Solely for purposes of this calculation affiliates of the registrant have been deemed to include only directors, executive officers and the Employee Stock Ownership Plan and Trust of the registrant.

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of August 31, 1996 was 959,349 shares.

Documents incorporated by reference: Proxy Statement, Part III, Items 9 through
12.  Transitional Small Business Disclosure Format (check one): Yes  No X

                              TABLE OF CONTENTS

PART I
  Items 1.  DESCRIPTION OF BUSINESS                                         3
  Items 2.  DESCRIPTION OF PROPERTIES                                       4
  Items 3.  LEGAL PROCEEDINGS                                               8
  Items 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             8

PART II
  Items 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER         9
  Items 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                           9
  Items 7.  FINANCIAL STATEMENTS                                           13
  Items 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                       26

PART III
  Items 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT              26

  Items 10. EXECUTIVE COMPENSATION                                         26

  Items 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                     26

  Items 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 26

  Items 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K                         26

                                    PART I
Item 1. Description of Business.

GENERAL

THE INTERGROUP CORPORATION ("Intergroup" or the "Company") is a Delaware corporation formed in 1985, as the successor to Mutual Real Estate Investment Trust ("M-REIT"), a New York real estate investment trust created in 1965. The Company has been a publicly-held company since M-REIT's first public offering of shares in 1966 and has been a reporting company pursuant to Section 12(g) of the Securities Exchange Act of 1934 from that time.

The Company was organized to buy, develop, operate, rehabilitate and dispose of real property of various types and descriptions, and to engage in such other business and investment activities as would benefit the Company and its shareholders. The Company was founded upon, and remains committed to, social responsibility. Such social responsibility was originally defined as providing decent and affordable housing to people without regard to race. In 1985, after examining the impact of federal, state and local equal housing laws, the Company determined to broaden its definition of social responsibility. The Company changed its form from a REIT to a corporation so that it could pursue a variety of investments beyond real estate and broadened its social impact to engage in any opportunity which would offer the potential to increase shareholder value within the Company's underlying commitment to social responsibility which it redefined to encompass investments in any area which can have a socially redeeming value and can lead to the establishment of a fair, equal and better society.

See Item 2 for a description of the Company's current investments in and investment policies concerning real property.

A portion of the Company's funds are invested under the direction of John V. Winfield, the Company's chairman and president, in securities, joint ventures and partnerships. The Company will consider investing in equity and debt securities of companies which are either publicly or privately held if such an investment will offer growth or profit potential and not conflict with management's perception of social responsibility. The Company's general investment strategy regarding marketable securities is to seek out companies which are considered by management to be currently out of favor or undervalued, because management believes it is misunderstood by the general investing community, and companies that potentially could go through restructuring or reorganization. The Company will also invest in start up entities, especially those involved in high technology, and initial public offerings where potential for growth is perceived. Although most of the Company's marketable securities investments are in New York and American Stock Exchange listed companies, the overall investment portfolio and the Company's investment strategies could be viewed as highly risky and the market values of the portfolio may be subject to large fluctuations.

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

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors.

The Company has invested in Santa Fe Financial Corporation ("Santa Fe") which derives its revenue primarily through an indirect interest in a 566-room Holiday Inn in San Francisco, California. For further information see Notes to Consolidated Financial Statements.

COMPETITION

All of the properties owned by the Company are in areas with substantial competition. However, management believes that the apartments are in a competitive position in their respective communities. The Company intends, where appropriate, to continue to upgrade and improve the physical condition of its properties to remain competitive.

EMPLOYEES

As of June 30, 1996, the Company had a total of 7 full-time employees. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Item 2.  Description of Properties.

PROPERTIES

At June 30, 1996, the Company's investment in real estate consisted of properties located throughout the United States. These properties include twelve directly owned apartment complexes which are completed operating properties. The Company also owns approximately 22.4 acres primarily comprised of unimproved real estate in St. Louis, Missouri. In the opinion of management, each of these properties is adequately covered by insurance. None of these properties is subject to foreclosure proceedings or litigation other than that incurred in the normal course of business. The Company's rental properties enter into short term leases, with no lease extending beyond one year.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex which was completed in June 1964 and contains 151 units on approximately 8 acres of land. The complex was acquired by the Company on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 1996 were approximately $154,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,304,000 at June 30, 1996.

St. Louis, Missouri. The Company's St. Louis properties consist of three properties, two of which are apartment complexes and one is primarily unimproved land. The first apartment complex is a two-story project containing 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 1996, real estate property taxes were approximately $70,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 35 years. The outstanding mortgage balance was approximately $3,242,000 at June 30, 1996. The second apartment complex is a two-story project containing 176 units on approximately 14 acres. The Company reacquired the complex through foreclosure on May 11, 1989, and recorded the asset at $3,480,000 representing the Company's total cost of the mortgage note receivable. For the year ended June 30, 1996, real estate property taxes were approximately $46,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $3,522,000 at June 30, 1996. The Company also owns approximately 22.4 acres of land adjacent to the first apartment complex, which was acquired by the Company in March 1974 with additional acquisitions in June and July 1995 for the aggregate price of approximately $840,841. At June 30, 1996, the outstanding mortgage balance was $839,000. The property taxes for the year ended June 30, 1996 were approximately $40,000. The additional parcels were acquired to provide better access to the larger parcel. The site is in the process of being rezoned to enhance the value and salability. The Company intends to sell all or a portion of its unimproved land.

Middletown, Ohio. The Middletown property is a two-story apartment complex which contains 150 units on approximately 5.5 acres. The complex was acquired by the Company on May 31, 1972 at an initial cost of approximately $1,670,000. For the year ended June 30, 1996, real estate property taxes were approximately $40,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 35 years. The outstanding mortgage balance was approximately $2,572,000 at June 30, 1996.

Cincinnati, Ohio. The Cincinnati property is a three-story apartment complex which contains 100 units on approximately 5.8 acres. The Company acquired the complex on October 20, 1972 at an initial cost of approximately $1,416,000. For the year ended June 30, 1996, real estate property taxes were approximately $48,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,272,000 at June 30, 1996.

Florence, Kentucky. The Florence property is a three-story apartment complex which contains 157 units on approximately 6.0 acres. The property was acquired by the Company on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 1996, real estate property taxes were approximately $28,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $3,048,000 at June 30, 1996.

Atlanta, Georgia. The Atlanta property is a two-story apartment complex which contains 104 units on approximately 5.0 acres. The Company reacquired the complex through foreclosure on August 7, 1990 and recorded the asset at its estimated fair market value of $1,100,000. For the year ended June 30, 1996, real estate property taxes were approximately $26,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. There was no outstanding mortgage at June 30, 1996.

Harrisburg, Pennsylvania. The Harrisburg property is a two-story apartment complex which contains 150 units on approximately 6.0 acres. The Company reacquired the complex by a deed in lieu of foreclosure on July 1, 1992, and reclassified the mortgage note receivable and closing costs of approximately $1,386,000 to investment in real estate. For the year ended June 30, 1996, real estate property taxes were approximately $65,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance at June 30, 1996 was approximately $1,815,000.

Irving, Texas. The Irving property is a two-story apartment complex which contains 224 units on approximately 9.9 acres. The property was acquired by the Company on September 16, 1994 at an initial cost of approximately $4,150,000. For the year ended June 30, 1996, real estate property taxes were approximately $112,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $2,962,000 at June 30, 1996.

San Antonio, Texas. The San Antonio properties include three apartment complexes. The first apartment complex is a two-story project containing 228 units on approximately 23.8 acres. The Company acquired the complex on December 3, 1992 at an initial cost of $2,300,000. For the year ended June 30, 1996, real estate taxes were approximately $124,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $1,966,000 at June 30, 1996. The second apartment complex is a two-story project containing 132 units on approximately 4.3 acres. The Company acquired the complex on June 29, 1993 for $2,752,000. For the year ended June 30, 1996, real estate taxes were approximately $88,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $2,259,000 at June 30, 1996. The third apartment complex is a two-story project containing 160 units on approximately 5.6 acres. The Company acquired the complex on June 27, 1994 for $3,500,000. For the year ended June 30, 1996, real estate taxes were approximately $104,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. The outstanding mortgage balance was approximately $2,385,000 at June 30, 1996.

REAL ESTATE INVESTMENT POLICY

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

Additionally, the Company may make investments and loans in connection with real property owned by partnerships, corporations or individuals.

MORTGAGES

Information with respect to mortgage notes payable of the Company is set forth in Note 6 of the Notes to Consolidated Financial Statements.

POTENTIAL RENTAL RATES AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short term basis, with no lease extending beyond one year. The effective rental rates per rental unit of the Company's properties for fiscal year ended June 30, 1996 (i.e., gross rental revenues based on 100% occupancy per year divided by the total number of apartment units at the property); and the occupancy rates for fiscal year ended June 30, 1996 (i.e., occupied days divided by total days) are as follows:
                                                       Effective    Physical
                                                        Rental      Occupancy
                                                       Rates for    Rates for
                                                          1996         1996
Location of Property                                  -----------------------
Morris County, NJ                                         $8,782       97%
Harrisburg, PA                                             6,019       94%
Middletown, OH                                             5,672       94%
Cincinnati, OH                                             6,101       94%
Florence, KY                                               5,359       96%
Atlanta, GA                                                6,236       95%
St. Louis County, MO I                                     4,705       94%
St. Louis County, MO II                                    6,901       91%
Irving, TX                                                 5,314       97%
San Antonio, TX I                                          6,023       88%
San Antonio, TX II                                         5,761       95%
San Antonio, TX III                                        5,335       83%

MANAGEMENT OF THE PROPERTIES

The Company's property management division managed the Company's properties from fiscal 1988 to March 31, 1995. Effective April 1, 1995, the Company entered into a property management agreement with a third party management company, which has national operations, to manage all of the Company's properties.

Item 3.  Legal Proceedings.

On March 27, 1996, a complaint was filed in the Superior Court of the State of California, Riverside County, by 7709 Lankershim Ltd., a California Limited Partnership, against the Company in which it claimed damages in excess of $2,000,000 arising out of latent construction defects discovered in the two Indio, California properties, formerly owned by the Company. The case is in its very early stages, discovery has not as yet taken place, and it is not possible to assess what the Company's exposure is at this time. It is management's preliminary belief, however, that any action with regard to one of the Indio, California properties is legally barred. The action will be vigorously defended.

On February 22, 1995, a complaint was filed in the Superior Court of California, County of San Diego, by Guinness Peat Group plc and its subsidiary, Allied Mutual Insurance Services Ltd., in the form of a shareholders derivative action against Robert Gould, Janice Braly Nelson, Richard O'Conner (Directors of Santa Fe) and the Company. In such complaint, the Company was charged with aiding and abetting a breach of fiduciary duty on the part of Santa Fe's Board of Directors. Recision of the purchase and unspecified money damages are sought. Such claim was dismissed by the Court, as to the Company, in April 1996, on the Company's motion for Summary Judgment. The plaintiff subsequently amended its complaint, as to the Company, to bring a claim based on the theory that the Company defrauded Santa Fe's management into approving the Company's purchase. Management of the Company believes this new claim is also without legal or factual basis and has filed a demurrer and motion for summary judgment challenging it. The Court is currently considering the issues and has in the interim, directed plaintiff to file no further amendments to its complaint without the Court's permission. Discovery in this action is continuing and the trial date is scheduled for November 1996. The action has been and will be vigorously defended.

The Company is a defendant or co-defendant in various legal actions incident to the conduct of its business. Management does not expect the Company to suffer any material liability by reason of such actions.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1996.

                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

MARKET

As of June 30, 1996, there were 1,466 shareholders of record. The Company's Common Stock is traded on The NASDAQ Stock Market and is listed on The Pacific Stock Exchange. The following table sets forth the high and low bid prices for the shares for the fiscal quarters indicated as reported by the National Quotation Bureau Incorporated or NASDAQ, Inc. The prices are quoted by dealers to each other and do not include retail markups, markdowns or commissions and may not represent actual transactions.

1996                                                      High         Low
First Quarter 7/1 - 9/30                                 $56.75       $40.00
Second Quarter 10/1 - 12/31                              $63.25       $40.00
Third Quarter 1/1 - 3/31                                 $51.00       $36.00
Fourth Quarter 4/1 - 6/30                                $60.00       $36.75

1995
First Quarter 7/1 - 9/30                                 $25.50       $17.00
Second Quarter 10/1 - 12/31                              $27.50       $24.00
Third Quarter 1/1 - 3/31                                 $51.00       $26.50
Fourth Quarter 4/1 - 6/30                                $47.50       $38.00

DIVIDENDS

At the present time, a no dividend policy has been adopted by the Company and no dividends have ever been paid. The Company may elect in the future to declare dividends or continue to retain, as do many publicly-held corporations, all or a portion of the annual earnings to finance expansions or acquisitions or to establish a reserve for unexpected contingencies, capital requirements and operating expenses.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate", "project", "anticipate" and similar expressions, are subject to certain risks and uncertainties, such as changes in general economic conditions, local real estate markets, and competition, as well as uncertainties relating to uninsured losses, securities markets, and litigation, including those discussed below that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

For the Year Ended June 30, 1996 vs. 1995

Income from real estate operations for the year ended June 30, 1996, as compared to the year ended June 30, 1995, was impacted primarily by increased revenues and reduced costs achieved through the economies of scale and added on-site management attention brought about by transferring the property management to an unaffiliated national property management company on April 1, 1995. This increase was partially offset by the costs of closing the Company's property management division. Income from real estate operations was also positively impacted by two factors: (i) the transfer by the Company of its Indio, California properties to the mortgage lender in March 1995 which eliminated the continuing negative cash flow and depreciation of the Indio properties and (ii) a full year of operating results of a 224-unit property in Irving, Texas purchased in September 1994.

Rental income from real estate operations increased by 1% to $11,136,328 from $10,999,933. The increase was primarily due to the full year of operations of the Irving, Texas property and an increase in the overall average rental rates which together more than offset an increase in vacancy rates, some of which was planned to upgrade tenant profiles.

Mortgage interest expense decreased to $2,827,879 from $2,837,036 primarily due to the lower interest rates accomplished through refinancing two loans from a variable rate of 2.5% over the Federal Home Loan Bank of San Francisco to a fixed rate of 7.925%, and from a fixed rate of 9.25% to a fixed rate of 7.335%, offset by additional mortgage interest associated with the full year of interest on the mortgage relating to the Irving, Texas property, higher loan balances on the two refinancings and the amortization of the previous loans' origination costs.

Property operating expenses decreased by 2% to $5,285,297 from $5,410,135 primarily due to cessation of expenses related to the Indio properties, lower insurance costs and the closing of the Company's property management division, partially offset by expenditures associated with the Irving, Texas property and by over $145,000 in higher utility and snow removal expenses due to this year's severe winter.

Real estate taxes increased 14% to $944,752 from $827,233 primarily due to real estate taxes on the Irving, Texas property, increased taxes on the other three Texas properties due to reassessments and a refund of taxes on the Harrisburg property received in the prior year, partially offset by reduced taxes on the St. Louis properties.

Depreciation decreased 5% to $1,594,990 from $1,674,842 due primarily to the lack of depreciation expense in 1996 relating to the Indio, California properties dispositions in 1995.

Investment gains increased 22% to $6,315,661 from $5,188,267 and investment losses decreased 42% to $2,407,876 from $4,153,095 which in the prior year included the recognition of an unrealized loss of $624,978 relating to short sales compared to $4,167 in the current year and a $750,000 reserve relating to an investment in Aura Systems, Inc., which was subsequently reversed in the fourth quarter of 1996 as a result of a settlement of the arbitration proceeding brought by the Company in fiscal 1995. Realized investment gains and losses may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio. Margin interest, trading, and management expenses increased 79% to $1,540,102 from $862,301 due to increased margin interest expense of $164,570, and increased trading related expenses and management expenses of $513,231 relating primarily to additional personnel and related expenses, travel expenses, administrative costs, and increased litigation costs associated with investments. The Company has initiated a cost savings program in this area to reduce the management expenses through reduction in personnel and overhead expenses. Management believes that the Company will realize substantial savings in future periods. The overall investment portfolio, which includes marketable securities, investment in Santa Fe and other investments, had a positive return of 21.3% for the year ended June 30, 1996 and a negative return of 21.1% for the previous year, based on the net realized and unrealized gains and losses and after expenses over the monthly average investment balance of the overall investment portfolio. For the five years ended June 30, 1996, the overall investment portfolio achieved a positive average annual compounded return of 13.1%. It should be noted that other investments are investments that are not traded on any exchange and, accordingly, the return calculations do not reflect any increases or decreases in value of other investments until such gains or losses are realized or there is an other than temporary decline in value below the cost of the investment.

General and administrative expenses decreased 34% to $1,026,333 from $1,557,041 as a result of a cost savings and efficiency plan to lower aggregate office expenses, travel expenses and reduce personnel.

Miscellaneous expense increased to $1,067,131 from $208,141 primarily due to the costs of litigation and settlement expenses related to the Golden West Entertainment lawsuit.

Income tax expense of $358,828 and income tax benefit of $436,879 were provided for the years ended June 30, 1996 and 1995, respectively. The change to expense from benefit results from the change to income from loss before provisions for income taxes and extraordinary item.

In Fiscal 1995, the Company recorded an extraordinary gain of $1,030,436 on the extinguishment of $10,356,404 of debt related to the Indio properties, net of taxes of $678,794 and the properties depreciated cost of $8,647,174.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both.
The Company generated net cash flow of $3,299,136 from operating activities, used net cash flow of $1,511,545 for investing activities and used net cash flow of $916,945 for financing activities, which included proceeds from the sale of $907,500 of the Company's common stock, during the year ended June 30, 1996.

The Company intends to sell all or a portion of its unimproved land. Should the Company consummate a sale, all or a portion of the proceeds may be utilized to provide additional funds to take advantage of other investment opportunities.

During the year ended June 30, 1996, the Company improved properties in the aggregate amount of $1,260,191. The Company has budgeted approximately $800,000 for improvements in 1997. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

During the year ended June 30, 1996, marketable equity securities decreased approximately 43% to $8,468,418 from $14,751,444 primarily due to sales of securities to fund additional investment in Santa Fe, other investments and to reduce margin debt. Net unrealized gains decreased 3% to $5,301,307 from $5,479,578 due to realization of gains and market fluctuations. As of June 30, 1996, the Company had no naked short positions.

The Company's outstanding indebtedness is comprised of mortgages on real estate which amounted to $31,187,391 as of June 30, 1996. During the year ended June 30, 1996, the Company refinanced its Parsippany, New Jersey property for a total of $5,325,000, and its Florence, Kentucky property for a total of $3,050,000. During fiscal 1996, the Company also borrowed $595,000 in mortgage debt to acquire a land parcel in St. Louis, Missouri adjacent to the Company's existing land parcel. Management will pursue additional refinancing activities as considered necessary or when deemed economically favorable to the Company.

The increase in accounts payable and other liabilities of $1,251,468 resulted primarily from accrued litigation and settlement costs.

For fiscal 1997, management anticipates that its net cash flow from real estate operations, securities transactions and real estate financing activities will be sufficient to fund any property acquisitions, property improvements, debt service requirements and operating expenses. Management also anticipates that the net cash flow generated from future operating activities will be sufficient to meet its long-term debt service requirements.

IMPACT OF INFLATION

The Company's residential rental properties provide income from short-term operating leases and no lease extends beyond one year. Rental increases are expected to offset anticipated increased property operating expenses.

Item 7.  Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                    Page
Report of Independent Accountants                               14
Consolidated Balance Sheet at June 30, 1996                     15
Consolidated Statement of Operations
 for the two years ended June 30, 1996                          16
Consolidated Statement of Cash Flows
 for the two years ended June 30, 1996                          17
Consolidated Statement of Shareholders' Equity
 for the two years ended June 30, 1996                          18
Notes to Consolidated Financial Statements                      19

                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
The Intergroup Corporation

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 7 present fairly, in all material respects, the financial position of The Intergroup Corporation and its subsidiaries at June 30, 1996, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Los Angeles, California
September 6, 1996

                            THE INTERGROUP CORPORATION
                            CONSOLIDATED BALANCE SHEET
                                                                   June 30,
                                                                     1996
                                                               -------------
ASSETS
Investment in real estate, at cost:
 Land                                                              $4,585,808
 Buildings, improvements and equipment                             31,004,959
 Property held for sale or development                              1,627,148
                                                                -------------
                                                                   37,217,915
 Less: accumulated depreciation                                   (12,166,166)
                                                                -------------
                                                                   25,051,749
Marketable equity securities, at market value                       8,468,418
Investment in Santa Fe Financial Corporation                        5,531,706
Other investments                                                   4,281,790
Cash and cash equivalents                                             933,936
Restricted cash                                                     2,167,330
Rent and other receivables                                            269,059
Prepaid expenses                                                    1,011,050
Other assets                                                          166,888
                                                                -------------
     Total Assets                                                 $47,881,926
                                                                =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Mortgage notes payable                                           $31,187,391
 Due to securities broker                                           3,473,279
 Accounts payable and other liabilities                             3,163,446
 Deferred income taxes                                                931,952
                                                                -------------
     Total Liabilities                                             38,756,068
                                                                -------------
Commitments and Contingencies
Shareholders' Equity:
 Preferred stock, $.10 par - 100,000 shares authorized;
  none issued
 Common stock, $.01 par - 1,500,000 shares authorized;
  1,494,824 shares issued; 959,349 shares outstanding                  14,948
 Paid-in capital                                                   13,658,449
 Retained Earnings                                                     77,655
 Unrealized gain on marketable securities, net of deferred taxes    3,229,800
 Note receivable - stock options                                   (1,452,121)
 Treasury stock, at cost, 535,475 shares                           (6,402,873)
                                                                -------------
     Total Shareholders' Equity                                     9,125,858
                                                                -------------
     Total Liabilities and Shareholders' Equity                   $47,881,926
                                                                =============
The accompanying notes are an integral part of the consolidated financial statements.

                          THE INTERGROUP CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS

For the Year Ended June 30,                              1996         1995
                                                     -------------------------
Real estate operations:
 Rental income                                        $11,136,328  $10,999,933
 Rental expenses:
  Mortgage interest expense                             2,827,879    2,837,036
  Property operating expenses                           5,285,297    5,410,135
  Real estate taxes                                       944,752      827,233
  Depreciation                                          1,594,990    1,674,842
                                                     --------------------------
   Income from real estate operations                     483,410      250,687
                                                     --------------------------
Investment transactions:
 Dividend and interest income                             148,203      365,608
 Investment gains                                       6,315,661    5,188,267
 Investment losses                                     (2,407,876)  (4,153,095)
 Margin interest, trading and management expenses      (1,540,102)    (862,301)
                                                     --------------------------
   Income from investment transactions                  2,515,886      538,479
                                                     --------------------------
Other expense:
 General and administrative expenses                   (1,026,333)  (1,557,041)
 Miscellaneous expense                                 (1,067,131)    (208,141)
                                                     --------------------------
   Other expense                                       (2,093,464)  (1,765,182)
                                                     --------------------------
Income (Loss) before provision for income taxes
 and extraordinary item                                   905,832     (976,016)

Provision for income taxes (benefit)                      358,828     (436,879)
                                                     --------------------------
Income (Loss) before extraordinary item                   547,004     (539,137)

Extraordinary item - Extinguishment of debt                     0    1,030,436
                                                     --------------------------
Net Income                                               $547,004     $491,299
                                                     ==========================
Net Income per share:
Income (Loss) before extraordinary item                     $0.65       ($0.61)
Extraordinary item - Extinguishment of debt                  0.00         1.17
                                                     --------------------------
Net Income per share                                        $0.65        $0.56
                                                     ==========================
Weighted average number of shares outstanding             844,223      883,544
                                                     ==========================
The accompanying notes are an integral part of the consolidated financial statements.

                         THE INTERGROUP CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended June 30,                             1996         1995
                                                    --------------------------
Cash flows from operating activities:
 Net Income                                             $547,004     $491,299
 Adjustments to reconcile net income to cash
  provided by operating activities:
   Extraordinary item - Extinguishment of debt                 0   (1,030,436)
   Depreciation of real estate                         1,594,990    1,674,842
   Amortization of investments and other assets          227,267      501,384
   Investment allowance (reversal)                      (750,000)     750,000
Decrease (increase) in receivables, net                  (54,133)     124,234
Decrease in prepaid expenses                             115,941      140,472
Decrease (increase) in other assets                       28,112      (69,853)
Increase in accounts payable
 and other liabilities                                   785,655      155,143
Increase (decrease) in income taxes                      804,300     (473,393)
                                                    --------------------------
Net cash provided by operating activities              3,299,136    2,263,692
                                                    --------------------------
Cash flows from investing activities:
 Additions to buildings, improvements and equipment   (1,260,191)  (1,039,873)
 Investment in real estate                              (596,841)  (4,458,543)
 Investment in Santa Fe Financial Corporation         (2,862,308)  (2,669,399)
 Reduction (investment) in marketable securities       6,104,755   (1,909,233)
 Investment in other investments                      (2,896,960)      (7,838)
                                                     --------------------------
Net cash used for investing activities                (1,511,545) (10,084,886)
                                                     --------------------------
Cash flows from financing activities:
 Principal payments on mortgage notes payable           (315,216)    (330,482)
 Proceeds from real estate refinancing                   985,172    1,622,045
 Increase in mortgage notes payable due
  to real estate acquisition                             595,000    3,244,193
 Decrease (increase) in restricted cash                 (607,522)     305,858
 Increase (decrease) in due to securities broker      (3,331,807)   4,144,468
 Increase (decrease) in accounts payable related to
  other investments and short positions                  465,814   (2,869,880)
 Sale of common stock                                    907,500    1,000,000
 Decrease (increase) on note receivable-stock options   (613,173)     211,612
 Purchase of treasury stock                             (440,214)     (60,643)
 Issuance of treasury stock - stock options exercise   1,437,500            0
                                                    --------------------------
Net cash provided by (used for) financing activities    (916,945)   7,267,171
                                                    --------------------------
Net increase (decrease) in cash and cash equivalents     870,645     (554,023)
Cash and cash equivalents at beginning of period          63,291      617,314
                                                    --------------------------
Cash and cash equivalents at end of period              $933,936      $63,291
                                                    ==========================

The accompanying notes are an integral part of the consolidated financial statements.

                                        THE INTERGROUP CORPORATION
                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                    Unrealized              Note
                                                    Gain on                 Receivable
                    Common  Paid-in     Retained    Marketable  Treasury    - Stock
                    Stock   Capital     Earnings    Securities  Stock       Options        Total
                  -------------------------------------------------------------------------------
Balance at
June 30, 1994     $14,533  $10,847,369  ($960,648)  $5,167,089  ($7,339,517)  ($1,067,715)  $6,661,111

Net Income                                491,299                                              491,299

Purchase of
treasury stock                                                     (60,643)                    (60,643)

Sale of
common stock          250      999,750                                                       1,000,000

Accrued interest
and payments
relating to
Note receivable
- -Stock Options                                                                    273,821      273,821

Decrease in
unrealized gain
on marketable
securities, net
of tax                                              (1,828,678)                             (1,828,678)
                ---------------------------------------------------------------------------------------
Balance at
June 30, 1995      14,783   11,847,119   (469,349)   3,338,411   (7,400,160)     (793,894)   6,536,910

Net Income                                547,004                                              547,004

Purchase of
treasury stock                                                     (440,213)                  (440,213)

Sale of
common stock          165      907,335                                                         907,500

Accrued interest
and payments
relating to
Note receivable
- -Stock Options                                                                    793,894      793,894

Note receivable,
accrued interest
and tax benefit
relating to
exercise of Stock
Options                        903,995                            1,437,500    (1,452,121)     889,374

Decrease in
unrealized gain
on marketable
securities, net
of tax                                                (108,611)                               (108,611)
                  -------------------------------------------------------------------------------------
Balance at
June 30, 1996     $14,948  $13,658,449    $77,655   $3,229,800  ($6,402,873)  ($1,452,121)  $9,125,858
                  ====================================================================================

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

Real Estate and Depreciation

Investments in real estate are stated at cost. Depreciation of buildings, improvements and equipment is provided on the straight-line method based upon estimated useful lives of 5 to 40 years for buildings and improvements and 5 to 10 years for equipment. Expenditures for repairs and maintenance are charged to expense as incurred and major improvements are capitalized.

The carrying value of real estate is assessed regularly by management based on the operating performance of each property, including the review of occupancy levels, operating budgets, estimated useful life and estimated future cash flows.

Effective July 1, 1995, the Company adopted Statement of Financial Accounting Standard No. 121, ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"). The adoption of the new standard had no effect on the consolidated financial statements as of June 30, 1996.

Marketable Securities

Marketable securities are carried at market value and are accounted for on a first-in, first-out basis. Realized investment gains and losses are recognized based on the trade date of the transaction. Unrealized gains or losses on short sales are recognized in earnings in the current period. Dividends on short positions are recorded on the ex-dividend date.

When, in the judgment of management, a permanent or other than temporary decline in the value of a security occurs, the carrying value of such security is written down to its estimated realizable value and the amount of the impairment is charged to investment losses.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the reporting period.
Actual results could differ from those estimates.

Earnings Per Share

Income per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year.

Cash Equivalents and Restricted Cash

For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, repairs and replacements of the operating properties and tenant security deposits which are invested in certificates of deposit.

2.  Investment in Real Estate:

At June 30, 1996, investments in real estate consisted of twelve multi-family apartment projects located throughout the United States and approximately 22.4 acres of primarily unimproved land held for sale or development. All of the projects are completed operating properties which are directly owned.

3.  Marketable Equity Securities:

All securities are equity securities classified as available-for-sale except short positions, which represent obligations of the Company and are classified as trading activity. At June 30, 1996, the aggregate market value of marketable equity securities exceeded the aggregate cost by $5,301,307. The net unrealized gain is comprised of gross unrealized gains of $5,966,757 reduced by gross unrealized losses of $665,450. The net unrealized gain, net of deferred taxes of $2,071,507, is included as a separate item in shareholders' equity. During the year ended June 30, 1996, proceeds from sales of securities were $33,103,718 and gross realized gains and losses, determined using FIFO costs, were $6,315,661 and $2,407,876, respectively. Any unrealized gains or losses relating to naked short positions are recognized in earnings in the current period. The Company recognized unrealized losses of approximately $4,167 and $624,978 related to naked short positions for the year ended June 30, 1996 and 1995, respectively. There were no naked short positions as of June 30, 1996.

4.  Investment in Santa Fe Financial:

In March 1996, the Company exercised warrants to purchase additional shares of common stock of Santa Fe Financial Corporation ("Santa Fe") and a second of the Company's officers was nominated and elected to the three member Board of Directors of Santa Fe. In April 1996, the Company's chairman and president became chairman and chief executive officer of Santa Fe. As of June 30, 1996, the Company owned 33.1% and the Company's chairman and president owned an additional 3.9% of the outstanding common stock of Santa Fe. The Company records its investment in Santa Fe on the equity basis and recorded earnings of $119,949 for the year ended June 30, 1996. Condensed financial statements for Santa Fe are as follows:

Condensed Balance Sheet as of June 30, 1996
 Cash and cash equivalents                              $8,481,825
 Investment in marketable securities                       874,515
 Investment in Justice Investors                         4,548,270
 Receivable and other assets                               276,294
                                                      -------------
         Total Assets                                  $14,180,904
                                                      =============

 Other Liabilities                                        $121,765
 Minority interest                                       3,062,575
 Shareholders' equity                                   10,996,564
                                                      -------------
         Total Liabilities and Shareholders' Equity    $14,180,904
                                                      =============

Condensed Results of Operations for the
year ended June 30,                           1996         1995
                                           ----------   ----------
 Revenues                                  $2,172,830   $2,053,757
 Net Income                                   470,882      663,680


Santa Fe's revenue is primarily generated through its 64.1% interest in Portsmouth Square, Inc. ("PSI"), which derives its revenue primarily through its 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land, improvements and leasehold known as the Financial District Holiday Inn, a 556-room hotel in San Francisco, California. PSI is both a limited and general partner in Justice and records its investment in Justice on the equity basis.

5.  Other Investments:

Other investments primarily consists of investments in corporations and joint ventures accounted for using the equity method, partnership interests accounted for on the cost basis and securities that are not traded on any exchange.

6.  Mortgage Notes Payable:

At June 30, 1996, the Company had $31,187,391 of mortgage debt outstanding. Mortgage debt included amortizing first mortgages maturing from May 2000 through December 2008 of $30,124,891 at fixed rates ranging from 7.335% to 10.375%, a first mortgage of $839,193 requiring interest only payments maturing in June 1998 at a rate floating at prime plus 0.5%, and a second mortgage of $223,307 requiring interest only payments maturing March 2001 at a fixed rate of 7.165%. Each mortgage is secured by its respective project and land. The Company made interest payments of $2,727,443 and $2,523,193 during the fiscal years ended June 30, 1996 and 1995, respectively. The annual aggregate principal payments on the mortgage notes payable for the five-year period commencing July 1, 1996 are as follows:


                            Year Ending June 30,         Amount
                            --------------------       -----------
                                1997                      $355,203
                                1998                     1,226,849
                                1999                       423,107
                                2000                     2,281,308
                                2001                     3,650,770
                             Thereafter                 23,250,154
                                                      -------------
                                Total                  $31,187,391
                                                      =============
7.  Due to Securities Broker:

Various security brokers have advanced funds for the purchase of, and secured by, marketable securities under standard margin agreements in accordance with and subject to the limitations of 17CFR Section 240.15c3-3 under the Securities Exchange Act of 1934 and Section #220.6 of Regulation T issued by the Board of Governors of the Federal Reserve System. The interest rate on advances or cash on deposit can vary daily with money market rates. The interest rate on advances is based on the Federal Funds rate plus 1% (6.5% at June 30, 1996). The interest rate on cash on deposit is based on the Federal Funds rate less 0.5% (5.0% at June 30, 1996).

8.  Income Taxes:

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred tax liability as of June 30, 1996, are as follows:

 Marketable securities basis differences                $1,906,262
 Depreciation and fixed asset basis differences            647,154
 Minority interests                                        157,913
                                                      -------------
   Total deferred tax credits                            2,711,329
                                                      -------------
 State income taxes                                       (157,243)
 NOL and credit carryovers                              (1,581,076)
 Miscellaneous                                             (41,058)
                                                      -------------
   Total deferred tax debits                            (1,779,377)
                                                      -------------
  Net deferred taxes                                      $931,952
                                                      =============

The valuation allowance decreased by $145,977 during the year ended June 30, 1996.

The provision for income taxes is comprised of the following:

 Current tax expense                                      $829,421
 Deferred taxes benefit                                   (470,593)
                                                      -------------
  Total income tax expense                                $358,828
                                                      =============

Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times income (loss) before taxes, cumulative effect of accounting change and extraordinary item as follows:

 Federal statutory tax                                    $307,982
 State income taxes, net of federal benefit                 86,227
 Change in valuation allowance and restatement
    of deferred liabilities                                (22,885)
 Other                                                     (12,496)
                                                      -------------
  Total income tax expense                                $358,828
                                                      =============

9.  Employee Stock Ownership Plan and Trust:

In April 1986, the Company established an Employee Stock Ownership Plan and Trust ("ESOP" or the "Plan"), effective July 1985, which enabled eligible employees to receive an ownership interest in stock of the Company. The Company did not make ESOP contributions during fiscal 1996 or 1995. Due to a partial termination of the Plan in March 1995, the Company issued 11,197 shares to terminated employees during fiscal 1995. The Company distributed 7,233 shares to terminated employees during fiscal 1996.

10.  Extraordinary Item - Extinguishment of Debt:

During September 1994, the Company offered the lender deeds in lieu of foreclosure on its Indio, California properties due to the properties' continued negative cash flow and management's assessment of the area's market conditions. The lender filed suit alleging that a portion of one of the mortgages was a recourse obligation. The matter has been settled and the debt extinguished. As a result, during fiscal year 1995 the Company recorded an extraordinary gain of $1,030,436 on the extinguishment of $10,356,404 of debt, net of taxes of $678,794 and the properties depreciated cost of $8,647,174.

11.  Commitments and Contingencies:

The lease on the Company's corporate headquarters is through May 31, 1998. Rent expense was approximately $194,000 in 1996 and $200,000 in 1995. Minimum annual rentals under all leases are as follows:

                            Year Ending June 30,           Amount
                            --------------------         ---------
                                1997                      $164,484
                                1998                       150,777

In April 1993, a claim seeking in excess of $800,000, was filed in the State Superior Court for the County of Los Angeles by Dennis Hawk, Lucas Devenn and Golden West Entertainment ("GWE") against Intergroup, John V. Winfield and GWE. Such action charged Intergroup and/or John V. Winfield with breach of contract, fraud, conspiracy to defraud, negligent misrepresentation, assault, battery, economic duress, and breach of fiduciary duty. The high cost of this litigation caused the Company to settle the litigation. The costs of litigation and settlement aggregated approximately $1,036,000 and is reflected in Miscellaneous Expense for the year ended June 30, 1996.

On February 22, 1995, a complaint was filed in the Superior Court of California, County of San Diego, by Guinness Peat Group plc against the Company arising out of the Company's acquisition of 90,000 shares and a like number of warrants of Santa Fe Financial Corporation. The Company was charged with aiding and abetting Santa Fe's Directors to breach their fiduciary duty to Santa Fe's shareholders by selling control of Santa Fe for a sum below its value in order to maintain their management positions. Such action was dismissed on the Company's motion for Summary Judgment in April 1996, because the Company had no duty to Santa Fe's shareholders and so could not, under California law, be charged with aiding and abetting a breach of such duty. Plaintiff however, has filed an amended complaint which the Company believes is baseless. Discovery in this action is still continuing and the trial date is scheduled for November 1996. These actions will be vigorously defended, and in management's opinion, the Company will not suffer any material liability relating to such actions.

On March 27, 1996, a complaint was filed in the Superior Court of the State of California, Riverside County, by 7709 Lankershim Ltd., a California Limited Partnership, against the Company in which it claimed damages in excess of $2,000,000 arising out of alleged latent construction defects discovered in the two Indio, California properties, formerly owned by the Company. The case is in its very early stages, discovery has not as yet taken place, and it is not possible to assess what the exposure is at this time. It is management's preliminary belief, however, that any action with regard to one of the Indio, California properties is legally barred. Moreover, there may be insurance coverage, covering liability, if any, on the second property. The action will be vigorously defended.

The Company is a defendant or co-defendant in various legal actions involving various claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

In the fourth quarter of fiscal 1996, an arbitration proceeding with Aura Systems, Inc., was satisfactorily resolved and the Company reversed the prior year's reserve of $750,000. Such amount is reflected in investment gains for the year ended June 30, 1996.

The Company maintains a "phantom" stock program which provides for the issuance of 40,000 units with each unit equivalent to one share of common stock. Participating members of the program are credited with the incremental value in shares of common stock and dividend equivalents over a five year period from the date of award. One-fifth of such credits in the participants' accounts will vest on the first anniversary date of the award and an additional one-fifth vest on each of the next four anniversary dates. As of June 30, 1996, no granted units are outstanding.

During 1987, the Board of Directors approved a Stock Incentive Plan providing for the issuance of up to 125,000 shares of the Company's common stock pursuant to the exercise of stock options granted under the plan. The plan also provided for the issuance of Stock Appreciation Rights which may be granted in connection with or without relation to the stock options. In conjunction with the stock incentive plan, the Board approved the grant of an option to the Company's president for the purchase of 125,000 shares of common stock at an exercise price of $11.50 and Stock Appreciation rights in connection with the option. This action was also approved by the shareholders in 1988 meeting. In the fourth quarter of fiscal 1996, all options were exercised.

As part of an ongoing stock repurchase program, the Company acquired 8,851 and 2,500 shares during the years ended June 30, 1996 and 1995, respectively.

12.  Related Party Transactions:

In March 1996, the Company's president paid in full the $830,173 outstanding balance of the note relating to his 1986 exercise of stock options.

In May 1996, the Company's president exercised an option to purchase 125,000 shares of common stock at a price of $11.50 per share through a full recourse note due the Company on demand, but in no event later than May 2001. The note bears interest floating at the lower of 10% or the prime rate (8.25% at June 30, 1996) with interest payable quarterly. The balance of the note receivable of $1,437,500 and accrued interest receivable of $14,621 is reflected as a reduction of shareholders' equity at June 30, 1996. As a result of the exercise the Company received a tax benefit of $903,995 credited directly to paid-in capital.

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

Item 13.  Exhibits, List and Reports on Form 8-K.

(a)  Exhibits:

3.  Certificate of Incorporation and By-Laws                               **
4.  Instruments defining the rights of security holders, including
    indentures                                                             **
10.  Material Contracts
(a) Stock Option Agreement dated December 19, 1984 between the
    Trust and John V. Winfield                                              *
(b) Share of Beneficial Interest Unit Plan ("phantom stock program")
    as approved by the shareholders on February 11, 1985                    *
(c) Employee Stock Ownership Plan and Trust Agreement                      ***
(d) Stock Appreciation Rights Agreement dated April 22, 1987 as
    approved by shareholders on August 1, 1988                             ****
(e) Note and Exercise Agreement from Mr. John V. Winfield dated May 17, 1996

21.  Subsidiaries:

(1) Intergroup Summit Hills, Inc. (incorporated on August 12, 1993 in TX)
(2) Intergroup Mariposa, Inc. (incorporated on June 23, 1994 in TX)
(3) Intergroup Arlington Arms, Inc. (incorporated on August 5, 1993 in OH)

(4) Intergroup Woodland Village, Inc. (incorporated on August 5, 1993 in OH)
(5) Intergroup Cross Keys, Inc. (incorporated on April 1, 1994 in MO)
(6) Intergroup Bridgeton, Inc. (incorporated on May 12, 1994 in MO)
(7) Intergroup Whisperwood, Inc. (incorporated on June 20, 1994 in PA)
(8) Intergroup Eagle Creek, Inc. (incorporated on April 15, 1994 in TX)
(9) Intergroup Entertainment Corp. (incorporated on December 23, 1993 in DE)
(10) Mutual Real Estate Corp. (incorporated on March 10, 1994 in TX)
(11) WinGroup Capital (incorporated on September 21, 1994 in CA)
(12) Broadview Enterprises, Inc. (incorporated April 14, 1995 in MO)
(13) Wayward, Inc. (incorporated April 18, 1995 in MO)
(14) Golden West Entertainment, Inc. (incorporated February 15, 1990 in CA)
(15) Golden West Television Productions, Inc. (incorporated September 17, 1991 in CA)
(16) Golden West Television Productions, Inc. (incorporated March 17, 1986 in
     NY)
(17) Intergroup The Trails, Inc. (incorporated on September 14, 1994 in TX)
(18) Intergroup Meadowbrook Gardens, Inc. (incorporated on June 23, 1994 in NJ)
(19) Intergroup Pine Lake, Inc. (incorporated on February 9, 1996 in KY)
(b)  Reports on Form 8-K:
     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

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

THE INTERGROUP CORPORATION
(Registrant)

Date:  September 16, 1996
By /s/ John V. Winfield
- -------------------------------------------------------------------
      John V. Winfield, Chairman of the Board;
      President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  September 16, 1996
By /s/ John V. Winfield
- -------------------------------------------------------------------
      John V. Winfield, Chairman of the Board;
      President and Chief Executive Officer

Date:  September 16, 1996
By /s/ Howard A. Jaffe
- -------------------------------------------------------------------
      Howard A. Jaffe, Vice Chairman of the Board;
      Chief Operating Officer and Secretary

Date:  September 16, 1996
By /s/ William J. Nance
- -------------------------------------------------------------------
      William J. Nance
      Director and Treasurer

Date:  September 16, 1996
By /s/ Gregory C. McPherson
- -------------------------------------------------------------------
      Gregory C. McPherson
      Executive Vice President, Assistant Treasurer
      and Assistant Secretary

Date:  September 16, 1996
By /s/ David C. Gonzalez
- -------------------------------------------------------------------
      David C. Gonzalez
      Controller

                              EXHIBIT 10 (e)
                        NOTE AND EXERCISE AGREEMENT

 WHEREAS, John V. Winfield has, on May 17, 1996, exercised his warrants to purchase 125,000 shares of Intergroup Common Stock issued to him under The Intergroup Corporation 1987 Stock Incentive Plan (the "Plan") at $11.50 per share; and

 WHEREAS, John V. Winfield has offered to pay for such shares through issuance of a $1,437,500 recourse demand note; and

 WHEREAS, Intergroup and the Committee established to administer the Plan is prepared to accept such note in payment and retain the shares as security for payment of such note, as permitted under Section 6 of the 1987 Stock Incentive Plan upon the terms and conditions set forth herein.

 NOW, THEREFORE, it is agreed:

     1. The treasury shares issuable upon exercise of the stock options together with a stock power endorsed in blank by Mr. Winfield will be held by the Treasurer of the Corporation for and on behalf of John. V. Winfield as security for payment of the note. Until such time as the shares are paid, any cash dividends issued by Intergroup with regard to the shares will be applied towards payment of the interest on the note and any stock dividends relating to the shares will be held by the Treasurer for future release to Mr. Winfield; provided, however, that shares will be released from such Treasurer's custody at the rate of $11.50 per share upon payment of the sum in cash or certified check by Mr. Winfield.

     2. John V. Winfield by these premises hereby agrees to personally pay, this full recourse note on demand, but no later than May 16, 2001, to the order of The Intergroup Corporation the sum of $1,437,500 together with interest payable quarterly, commencing on June 30, 1996, at the rate of the lower of 10% or the prime rate charged by the Bank of America to its best commercial customers.

     3. The shares, when delivered to Mr. Winfield, shall bear such restrictive legends as may be required by law to reflect that they are unregistered with state or federal authorities. In addition, an appropriate stop transfer order shall be put in place with the transfer agent.

 IN WITNESS WHEREOF the undersigned have hereunto set their hand and seal.

Administrative & Compensation Committee

/s/ Josef A. Grunwald                    /s/ Mildred Bond Roxborough
- ----------------------------             --------------------------
Joseph A. Grunwald                       Mildred Bond Roxborough

/s/ William J. Nance
- ----------------------------
William J. Nance

THE INTERGROUP CORPORATION               Agreed and accepted:

By: /s/ Howard A. Jaffe                  By: /s/ John V. Winfield
- ----------------------------             --------------------------
Howard A. Jaffe, Secretary               John V. Winfield