Form 10QSB
period 1996-09-30
INTERGROUP CORP
filed 1996-11-14
CIK 69422

      U. S. SECURITIES AND EXCHANGE COMMISSION
            Washington,  D. C.  20549

                   FORM 10-QSB

( X )   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      13-3293645
     -------------------------------------------
           (I.R.S. Employer Identification)

         2121 Avenue of the Stars, Suite 2020
   Los Angeles, California                    90067
------------------------------------------------------
 (Address of principal executive offices)  (Zip Code)

Issuer's telephone number:              (310) 556-1999

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO __

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of October 31, 1996 was 959,349 shares.

Transitional Small Business Disclosure Format (check one):   YES __  NO  X

                        THE INTERGROUP CORPORATION
                           INDEX TO FORM 10-QSB

PART  I.        FINANCIAL INFORMATION

Item  1.  Consolidated Financial Statements:

Consolidated Balance Sheet (unaudited)
September 30, 1996                                                          3

Consolidated Statements of Operations (unaudited)
Three Months Ended September 30, 1996 and 1995                              4

Consolidated Statements of Cash Flows (unaudited)
Three Months Ended September 30, 1996 and 1995                              5

Notes to Consolidated Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8


PART II.        OTHER INFORMATION                                          10

Item 1.  Legal Proceedings                                                 10

Item 2.  Changes in Securities                                             10

Item 3.  Defaults Upon Senior Securities                                   10

Item 4.  Submission of Matters to a Vote of Security Holders               10

Item 5.  Other Information                                                 10

Item 6.  Exhibits and Reports on Form 8-K                                  10

Signatures                                                                 11

                          THE INTERGROUP CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (Unaudited)
September 30,                                                         1996
ASSETS                                                            -----------
Investment in real estate, at cost:
 Land                                                              $4,585,808
 Buildings, improvements and equipment                             31,257,865
 Property held for sale or development                              1,670,838
                                                                  -----------
                                                                   37,514,511
 Less: accumulated depreciation                                   (12,584,891)
                                                                  -----------
                                                                   24,929,620
Marketable securities, at market value                             10,062,200
Investment in Santa Fe Financial Corporation                        5,967,493
Other investments                                                   3,597,006
Cash and cash equivalents                                             638,632
Restricted cash                                                     2,052,505
Rent and other receivables                                            303,130
Prepaid expenses                                                    1,119,744
Other assets                                                          170,596
                                                                  -----------
          Total Assets                                            $48,840,926
                                                                  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Mortgage notes payable                                           $31,101,498
 Due to securities broker                                           2,998,608
 Accounts payable and other liabilities                             2,915,851
 Deferred income taxes                                              1,748,921
                                                                  -----------
          Total Liabilities                                        38,764,878
                                                                  -----------
Commitments and Contingencies
Shareholders' Equity:
 Preferred stock, $.10 par - 100,000 shares authorized;
  none issued
 Common stock, $.01 par - 1,500,000 shares authorized;
  1,494,824 shares issued; 959,349 shares outstanding                  14,948
 Paid-in capital                                                   13,658,449
 Retained earnings                                                    116,856
 Unrealized gain on marketable securities, net of deferred taxes    4,170,681
 Note receivable - stock options                                   (1,482,013)
 Treasury stock, at cost, 535,475 shares                           (6,402,873)
                                                                  -----------
          Total Shareholders' Equity                               10,076,048
                                                                  -----------
          Total Liabilities and Shareholders' Equity              $48,840,926
                                                                  ===========
The accompanying notes are an integral part of the consolidated financial statements.

                       THE INTERGROUP CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

For the Three Months Ended September 30,                  1996        1995
                                                      -----------------------
Real estate operations:
 Rental income                                         $2,775,238  $2,777,795
 Rental expenses:
  Mortgage interest expense                               682,982     705,813
  Property operating expenses                           1,329,602   1,352,130
  Real estate taxes                                       226,874     205,564
  Depreciation                                            418,647     386,355
                                                      ------------------------
    Income from real estate operations                    117,133     127,932
                                                      ------------------------
Investment transactions:
 Dividend and interest income                              29,347      51,370
 Investment gains                                         630,878     887,929
 Investment losses                                       (275,750)   (204,916)
 Margin interest, trading and management expenses        (245,958)   (406,256)
                                                      ------------------------
    Income from investment transactions                   138,517     328,127
                                                      ------------------------
Other expenses:
 General and administrative expenses                     (222,423)   (300,868)
 Miscellaneous income (expense)                            43,825    (272,970)
                                                      ------------------------
    Other expenses                                       (178,598)   (573,839)
                                                      ------------------------
Income (Loss) before provision (benefit)
    for income taxes                                       77,052    (117,779)

Provision for income taxes (benefit)                       37,800     (46,639)

                                                      ------------------------
Net Income (Loss)                                         $39,252    ($71,140)
                                                      ========================

Net Income (Loss) per share                                 $0.04      ($0.08)
                                                      ========================
Weighted average number of shares outstanding             959,349     919,550
                                                      ========================
The accompanying notes are an integral part of the consolidated financial statements.

                              THE INTERGROUP CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


For the Three Months Ended September 30,                  1996        1995
                                                      ------------------------
Cash flows from operating activities:
Net Income (Loss)                                         $39,252    ($71,140)
Adjustments to reconcile net income (loss) to cash
 provided by (used for) operating activities:
  Depreciation of real estate                             418,647     386,355
  Amortization of other assets                             39,764      34,864
  Equity in net income from Santa Fe Financial Corp.      (65,284)    (28,717)
Increase in receivables, net                              (63,963)   (141,458)
Increase in prepaid expenses                             (136,480)   (155,797)
Increase in other assets                                  (15,609)       (595)
Increase (decrease) in accounts payable and
 other liabilities                                       (247,644)    245,430
Increase (decrease) in income taxes                        (9,793)     55,825
                                                      ------------------------
Net cash provided by (used for) operating activities      (41,110)    324,766
                                                      ------------------------
Cash flows from investing activities:
Additions to buildings, improvements and equipment       (296,596)   (183,497)
Investment in real estate                                       0    (596,842)
Investment in Santa Fe Financial Corporation             (370,503)   (137,309)
Reduction (investment) in marketable securities           173,860    (738,690)
Reduction (investment) in other investments               684,784    (250,000)
                                                      ------------------------
Net cash provided by (used for) investing activities      191,545  (1,906,338)
                                                      ------------------------
Cash flows from financing activities:
Principal payments on mortgage notes payable              (85,893)    (94,766)
Increase in mortgage notes payable due
 to real estate acquisition                                     0     595,000
Decrease (increase) in restricted cash                    114,824     (29,634)
(Decrease) increase in due to securities broker          (474,671)  1,723,903
Decrease in accounts payable related to short
 positions and other investments                                0     (34,186)
Purchase of treasury stock                                      0    (440,213)
                                                      ------------------------
Net cash provided by (used for) financing activities     (445,740)  1,720,104
                                                      ------------------------
Net increase (decrease) in cash and cash equivalents     (295,305)    138,532
Cash and cash equivalents at beginning of period          933,936      63,291
                                                      ------------------------
Cash and cash equivalents at end of period               $638,632    $201,823
                                                      ========================

The accompanying notes are an integral part of the consolidated financial statements.

              THE INTERGROUP CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited)

For the three months ended September 30, 1996

1.  General:

The interim financial information is unaudited; however, in the opinion of The Intergroup Corporation (the "Company"), the interim financial information contains all adjustments, including normal recurring adjustments, necessary to present fairly the results for the interim period. These consolidated financial statements should be read in conjunction with the Company's June 30, 1996 audited consolidated financial statements and notes thereto.

2.  Marketable Securities:

All securities are classified as available-for-sale except short positions, which represent obligations of the Company and are classified as trading activity. At September 30, 1996, marketable securities included $646,996 of debt securities. At September 30, 1996, the aggregate market value of marketable securities exceeded the aggregate cost by $7,068,950. The net unrealized gain is comprised of gross unrealized gains of $7,833,010 reduced by gross unrealized losses of $764,060. The net unrealized gain, net of deferred taxes of $2,898,269, is included as a separate item in shareholders' equity. During the three months ended September 30, 1996, proceeds from sales of securities were $4,371,643. Gross realized gains and losses are determined using FIFO costs. At September 30, 1996, the Company had no naked short positions. Any unrealized gains or losses relating to naked short positions are recognized in earnings in the current period. The dividends on short positions are recorded on the ex-dividend date.

3.  Investment in Santa Fe Financial Corporation:

As of September 30, 1996, the Company owned 35.5% and the Company's chairman and president owned an additional 3.9% of the outstanding common stock of Santa Fe Financial Corporation ("Santa Fe"). Revenues and net income for Santa Fe for the quarter ended September 30, 1996, were $831,133 and $188,788, respectively, and $556,402 and $142,293 for the prior year, respectively. The Company records its investment in Santa Fe on the equity basis.

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

4.  Commitments and Contingencies:

In February 1995, a complaint was filed by Guinness Peat Group plc and its subsidiary against the Company arising out of the Company's investment in Santa Fe, and which seeks recision of the purchase and unspecified money damages. The Company was originally charged with aiding and abetting Santa Fe's Directors to breach their fiduciary duty to Santa Fe's shareholders by selling control of Santa Fe for a sum below its value in order to maintain their management positions. The Company was granted summary judgment on this complaint in April 1996. Plaintiff, however, subsequently filed an amended complaint charging the Company with fraud in promising that Santa Fe's management would maintain their positions, which the Company believes is also baseless. A tentative ruling granting the Company summary judgment on this amended complaint was made in October 1996. The Court is presently considering whether this ruling should be made permanent with a decision anticipated in late November 1996. Discovery in this action is continuing and the trial date originally scheduled for November 15, 1996 has been vacated and a new date has not yet been set. These actions, should they survive the motion for summary judgment, will be vigorously defended, and in management's opinion, the Company will not suffer any material liability relating to such actions.

In March 1996, a complaint was filed by 7709 Lankershim Ltd., a California Limited Partnership, against the Company in which it claimed damages in excess of $2,000,000 arising out of alleged latent construction defects discovered in the two Indio, California properties, formerly owned by the Company. The case is in its very early stages, discovery has not as yet taken place, and it is not possible to assess what the exposure, if any, is at this time. It is management's preliminary belief, however, that any action with regard to one of the Indio, California properties is legally barred. Insurance coverage, covering liability, if any, on the second property has been preliminary denied by the insurance company which is still studying the matter. The action will be vigorously defended.

The Company is a defendant or co-defendant in various legal actions involving various claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

5.  Related Party Transactions:

In May 1996, the Company's president exercised an option to purchase 125,000 shares of common stock at a price of $11.50 per share through a full recourse note due the Company on demand, but in no event later than May 2001. The note bears interest floating at the lower of 10% or the prime rate (8.25% at September 30, 1996) with interest payable quarterly. The balance of the note receivable and accrued interest receivable was $1,482,013 and is reflected as a reduction of shareholders' equity.

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

RESULTS OF OPERATIONS
For the three months ended September 30, 1996 vs. 1995

Rental income from real estate operations decreased less than 1% to $2,775,238 from $2,777,795. The decrease was primarily due to reduced revenues at the Atlanta, Georgia and Middletown, Ohio properties, offset by increased revenues at the San Antonio, Texas and the Irving, Texas properties. The decrease in revenues at the Atlanta, Georgia property were a result of a program to upgrade the tenant profile which commenced in January 1996 and was completed in October 1996.

Mortgage interest expense decreased 3% to $682,982 from $705,813 primarily due to lower mortgage interest expense associated with the refinancing of the Parsippany, New Jersey property in December 1995, partially offset by increased mortgage interest expense associated with the refinancing of the Florence, Kentucky property in April 1996 at a lower interest rate but with a higher loan balance.

Property operating expenses decreased 1% to $1,329,602 from $1,352,130 primarily due to reduced utility costs associated with the Atlanta, Georgia property, lower management costs and lower leasing expenses, partially offset by increased repairs and maintenance, salaries, and cleaning and decorating expenditures.

Real estate taxes increased 11% to $226,874 from $205,564 due to increased real estate taxes in the Texas properties as a result of reassessed property values by the tax authorities.

Depreciation increased 8% to $418,647 from $386,355 due to capitalized property improvements throughout the real estate portfolio, but primarily at the Irving, Texas and Parsippany, New Jersey properties.

Investment gains decreased 29% to $630,878 from $887,929 and investment losses increased 35% to $275,750 from $204,916 as a result of the sale of certain securities which generated lower net investment gains during the three months ended September 30, 1996. Realized investment gains and losses may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio. Margin interest, trading, and management expenses decreased 39% to $245,958 from $406,256 due to a decrease in margin interest expense of $120,361 and a decrease in trading related and management expenses of $39,937 relating primarily to fewer personnel and related expenses, travel expenses and administrative costs, partially offset by increased litigation costs associated with investments. The Company has initiated a cost savings program in this area to reduce the management expenses through reduction in personnel and overhead expenses. Management believes that the Company will continue to realize savings in future periods. The overall investment portfolio, which includes marketable securities, investment in Santa Fe and other investments, had a positive return of 38.8% for the three months ended September 30, 1996 and a positive return of 20.3% for the three months ended September 30, 1995, based on the net realized and unrealized gains and losses and after expenses over the monthly average investment balance of the overall investment portfolio. For the five years ended September 30, 1996, the overall investment portfolio achieved a positive average annual compounded return of 19.4%. It should be noted that other investments are investments that are not traded on any exchange and, accordingly, the return calculations do not reflect any increases or decreases in value of other investments until such gains or losses are realized or there is an other than temporary decline in value below the cost of the investment. The overall portfolio return includes the entire increase in the market value of the Company's holdings in the newly publicly traded Orckit Communications Ltd. of $5,843,016. However, the stock is subject to both a 180 day lock-up agreement in conjunction with the public offering and the limitations imposed by Rule 144.

General and administrative expenses decreased 26% to $222,459 from $300,868 due to fewer personnel and related expenses and other administrative expenses.

Miscellaneous income (expense) changed to income of $43,825 from expense of $272,970 due to the resolution of the Golden West Entertainment litigation and increased interest income in connection with the note receivable from the Company's president.

FINANCIAL CONDITION AND LIQUIDITY
The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. The Company used net cash flow of $41,110 from operating activities, generated net cash flow of $191,545 from investing activities and used net cash flow of $445,740 for financing activities.

The Company intends to sell all or a portion of its unimproved land. Should the Company consummate a sale, all or a portion of the proceeds may be utilized to provide additional funds to take advantage of other investment opportunities.

During the quarter ended September 30, 1996, the Company improved properties in the aggregate amount of $296,596. The Company has budgeted approximately $800,000 for improvements in 1997. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

At September 30, 1996, the overall investment portfolio increased approximately 7% to $19,626,699 from $18,281,914 at June 30, 1996, primarily due to increased market value of securities. Net unrealized gains increased 33% to $7,068,950 from $5,301,307 at June 30, 1996. Net unrealized gains at September 30, 1996, include $1,587,500 relating to Orckit Communications Ltd. in accordance with FAS 115 "Accounting for Certain Investments in Debt and Equity Securities".

The Company's outstanding indebtedness is includes of mortgages on real estate which amounted to $31,101,498 as of September 30, 1996. Management will pursue additional refinancing activities as considered necessary or when deemed economically favorable to the Company.

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

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

On February 22, 1995, a complaint was filed in the Superior Court of California, County of San Diego, by Guinness Peat Group plc and its subsidiary against the Company arising out of the Company's investment in Santa Fe, and which seeks recision of the purchase and unspecified money damages. The Company was originally charged with aiding and abetting Santa Fe's Directors to breach their fiduciary duty to Santa Fe's shareholders by selling control of Santa Fe for a sum below its value in order to maintain their management positions. The Company was granted summary judgment on this complaint in April 1996. Plaintiff, however, subsequently filed an amended complaint charging the Company with fraud in promising that Santa Fe's management would maintain their positions, which the Company believes is also baseless. A tentative ruling granting the Company summary judgment on this amended complaint was made in October 1996. The Court is presently considering whether this ruling should be made permanent with a decision anticipated in late November 1996. Discovery in this action is continuing and the trial date originally scheduled for November 15, 1996 has been vacated and a new date has not yet been set. These actions, should they survive the motion for summary judgment, will be vigorously defended, and in management's opinion, the Company will not suffer any material liability relating to such actions.

On March 27, 1996, a complaint was filed in the Superior Court of the State of California, Riverside County, by 7709 Lankershim Ltd., a California Limited Partnership, against the Company in which it claimed damages in excess of $2,000,000 arising out of alleged latent construction defects discovered in the two Indio, California properties, formerly owned by the Company. The case is in its very early stages, discovery has not as yet taken place, and it is not possible to assess what the exposure, if any, is at this time. It is management's preliminary belief, however, that any action with regard to one of the Indio, California properties is legally barred. Insurance coverage, covering liability, if any, on the second property has been preliminary denied by the insurance company which is still studying the matter. The action will be vigorously defended.

The Company is a defendant or co-defendant in various legal actions involving various claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

Items 2, 3, 4 and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              THE INTERGROUP CORPORATION
                     (Registrant)

Date:     November 12, 1996
By /s/ John V. Winfield
------------------------------------------------------
      John V. Winfield
      Chairman, President and Chief Executive Officer

Date:     November 12, 1996
By /s/ Howard A. Jaffe
------------------------------------------------------
      Howard A. Jaffe
      Chief Operating Officer and Secretary

Date:     November 12, 1996
By  /s/ Gregory C. McPherson
------------------------------------------------------
      Gregory C. McPherson
      Executive Vice President, Assistant Treasurer
      and Assistant Secretary

Date:     November 12, 1996
By  /s/ David C. Gonzalez
------------------------------------------------------
      David C. Gonzalez
      Controller