Form 10QSB
period 1996-12-31
INTERGROUP CORP
filed 1997-02-14
CIK 69422

       U. S. SECURITIES AND EXCHANGE COMMISSION
              Washington,  D. C.  20549

                     FORM 10-QSB


( X )   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of January 31, 1997 was 959,349 shares.

Transitional Small Business Disclosure Format (check one):   YES __  NO  X

                        THE INTERGROUP CORPORATION
                           INDEX TO FORM 10-QSB

PART  I.        FINANCIAL INFORMATION

Item  1.  Consolidated Financial Statements:

Consolidated Balance Sheet (unaudited)
December 31, 1996                                                           3

Consolidated Statements of Operations (unaudited)
Six Months Ended December 31, 1996 and 1995                                 4

Consolidated Statements of Cash Flows (unaudited)
Six Months Ended December 31, 1996 and 1995                                 5

Consolidated Statements of Operations (unaudited)
Three Months Ended December 31, 1996 and 1995                               6

Notes to Consolidated Financial Statements                                  7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      9


PART II.        OTHER INFORMATION                                          13

Item 1.  Legal Proceedings                                                 14

Item 2.  Changes in Securities                                             14

Item 3.  Defaults Upon Senior Securities                                   14

Item 4.  Submission of Matters to a Vote of Security Holders               14

Item 5.  Other Information                                                 14

Item 6.  Exhibits and Reports on Form 8-K                                  14

Signatures                                                                 15

                          THE INTERGROUP CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (Unaudited)
December 31,                                                          1996
ASSETS                                                            ------------
Investment in real estate, at cost:
 Land                                                              $4,410,808
 Buildings, improvements and equipment                             29,993,274
 Property held for sale or development                              1,683,114
                                                                  ------------
                                                                   36,087,196
 Less: accumulated depreciation                                   (12,422,819)
                                                                  ------------
                                                                   23,664,377
Marketable securities, at market value                             10,243,972
Investment in Santa Fe Financial Corporation                        6,070,504
Other investments                                                   3,752,006
Cash and cash equivalents                                           1,878,693
Restricted cash                                                     1,558,914
Rent and other receivables                                            388,546
Prepaid expenses                                                    1,042,388
Other assets                                                          163,337
                                                                  ------------
          Total Assets                                            $48,762,737
                                                                  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Mortgage notes payable                                           $31,006,705
 Due to securities broker                                           3,590,964
 Accounts payable and other liabilities                             2,708,209
 Deferred income taxes                                              1,474,521
                                                                  ------------
          Total Liabilities                                        38,780,399
Commitments and Contingencies                                     ------------
Shareholders' Equity:
 Preferred stock, $.10 par - 100,000 shares authorized;
  none issued
 Common stock, $.01 par - 1,500,000 shares authorized;
  1,494,824 shares issued; 959,349 shares outstanding                  14,948
 Paid-in capital                                                   13,658,449
 Retained earnings                                                    436,219
 Unrealized gain on marketable securities, net of deferred taxes    3,713,095
 Note receivable - stock options                                   (1,437,500)
 Treasury stock, at cost, 535,475 shares                           (6,402,873)
                                                                  ------------
          Total Shareholders' Equity                                9,982,338
                                                                  ------------
          Total Liabilities and Shareholders' Equity              $48,762,737
                                                                  ============
The accompanying notes are an integral part of the consolidated financial statements.

                       THE INTERGROUP CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

For the Six Months Ended December 31,                     1996        1995
                                                      ------------------------
Real estate operations:
 Rental income                                         $5,559,926  $5,545,184
 Rental expenses:
  Mortgage interest expense                             1,364,464   1,413,053
  Property operating expenses                           2,627,883   2,629,657
  Real estate taxes                                       461,826     424,415
  Depreciation                                            838,524     784,074
                                                      ------------------------
                                                          267,229     293,985
 Gain from sale of real estate                            630,438           0
                                                      ------------------------
    Income from real estate operations                    897,667     293,985
                                                      ------------------------
Investment transactions:
 Dividend and interest income                              52,847      83,355
 Investment gains                                         709,601   1,844,855
 Investment losses                                       (378,301)   (580,687)
 Margin interest, trading and management expenses        (451,407)   (890,785)
                                                      ------------------------
    Income (loss) from investment transactions            (67,260)    456,738
                                                      ------------------------
Other expenses:
 General and administrative expenses                     (462,153)   (591,031)
 Miscellaneous income (expense)                            72,316  (1,177,086)
                                                      ------------------------
    Other expenses                                       (389,837) (1,768,117)
                                                      ------------------------
Income (Loss) before provision (benefit)
    for income taxes                                      440,570  (1,017,394)

Provision for income taxes (benefit)                       81,407    (407,037)

                                                      ------------------------
Net Income (Loss)                                        $359,163   ($610,357)
                                                      ========================

Net Income (Loss) per share                                 $0.37      ($0.66)
                                                      ========================
Weighted average number of shares outstanding             959,349     920,378
                                                      ========================
The accompanying notes are an integral part of the consolidated financial statements.

                              THE INTERGROUP CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
For the Six Months Ended December 31,                     1996        1995
                                                      ------------------------
Cash flows from operating activities:
Net Income (Loss)                                        $359,163   ($610,357)
Adjustments to reconcile net income (loss) to cash
 provided by (used for) operating activities:
  Depreciation of real estate                             838,524     784,074
  Amortization of other assets                             73,938      80,419
  Equity in net income from Santa Fe Financial Corp.     (117,765)    (58,717)
  Gain from sale of real estate                          (630,438)          0
Increase in receivables, net                             (104,866)   (991,719)
Increase in prepaid expenses                              (86,296)   (166,064)
Decrease in other assets                                   32,174       2,255
Increase (decrease) in accounts payable and
 other liabilities                                       (604,945)    942,044
Increase (decrease) in income taxes                        33,790     547,934
                                                      ------------------------
Net cash provided by (used for) operating activities     (206,721)    529,869
                                                      ------------------------
Cash flows from investing activities:
Additions to buildings, improvements and equipment       (473,032)   (624,028)
Investment in real estate                                       0    (596,841)
Proceeds from sale of real estate                       1,603,825           0
Investment in Santa Fe Financial Corporation             (421,033)   (162,334)
Reduction (investment) in marketable securities          (783,480)    961,490
Reduction (investment) in other investments               529,784    (965,099)
                                                      ------------------------
Net cash provided by (used for) investing activities      456,064  (1,386,812)
                                                      ------------------------
Cash flows from financing activities:
Principal payments on mortgage notes payable             (180,687)   (186,498)
Proceeds from real estate financing                             0     462,405
Increase in mortgage notes payable due
 to real estate acquisition                                     0     595,000
Decrease (increase) in restricted cash                    608,416     (49,925)
(Decrease) increase in due to securities broker           117,685    (932,461)
Increase in accounts payable related to short
 positions and other investments                          150,000     465,814
Sale of 16,500 shares of common stock                           0     907,500
Purchase of treasury stock                                      0    (440,213)
                                                      ------------------------
Net cash provided by financing activities                 695,414     821,622
                                                      ------------------------
Net increase (decrease) in cash and cash equivalents      944,757     (35,321)
Cash and cash equivalents at beginning of period          933,936      63,291
                                                      ------------------------
Cash and cash equivalents at end of period             $1,878,693     $27,970
                                                      ========================
The accompanying notes are an integral part of the consolidated financial statements.

                       THE INTERGROUP CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

For the Three Months Ended December 31,                   1996        1995
                                                      ------------------------
Real estate operations:
 Rental income                                         $2,784,688  $2,767,389
 Rental expenses:
  Mortgage interest expense                               681,482     707,240
  Property operating expenses                           1,298,281   1,277,527
  Real estate taxes                                       234,952     218,851
  Depreciation                                            419,877     397,719
                                                      ------------------------
                                                          150,096     166,052
 Gain from sale of real estate                            630,438           0
                                                      ------------------------
    Income from real estate operations                    780,534     166,052
                                                      ------------------------
Investment transactions:
 Dividend and interest income                              23,500      31,985
 Investment gains                                          78,723     956,926
 Investment losses                                       (102,551)   (375,771)
 Margin interest, trading and management expenses        (205,449)   (484,529)
                                                      ------------------------
    Income (loss) from investment transactions           (205,777)    128,611
                                                      ------------------------
Other expenses:
 General and administrative expenses                     (239,730)   (290,162)
 Miscellaneous income (expense)                            28,491    (904,116)
                                                      ------------------------
    Other expenses                                       (211,239) (1,194,278)
                                                      ------------------------
Income (Loss) before provision (benefit)
    for income taxes                                      363,518    (899,615)

Provision for income taxes (benefit)                       43,607    (360,398)

                                                      ------------------------
Net Income (Loss)                                        $319,911   ($539,217)
                                                      ========================

Net Income (Loss) per share                                 $0.33      ($0.58)
                                                      ========================
Weighted average number of shares outstanding             959,349     924,764
                                                      ========================
The accompanying notes are an integral part of the consolidated financial statements.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited)

For the six months ended December 31, 1996

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

2.  Marketable Securities:

All securities are classified as available-for-sale except short positions, which represent obligations of the Company and are classified as trading activity. At December 31, 1996, marketable securities included $722,256 of debt securities. At December 31, 1996, the aggregate market value of marketable securities exceeded the aggregate cost by $6,293,381. The net unrealized gain is comprised of gross unrealized gains of $6,577,431 reduced by gross unrealized losses of $284,050. The net unrealized gain, net of deferred taxes of $2,580,286, is included as a separate item in shareholders' equity. During the six months ended December 31, 1996, proceeds from sales of securities were $5,957,348. Gross realized gains and losses are determined using FIFO costs. At December 31, 1996, the Company had no naked short positions. Any unrealized gains or losses relating to naked short positions are recognized in earnings in the current period. The dividends on short positions are recorded on the ex-dividend date.

3.  Investment in Santa Fe Financial Corporation:

As of December 31, 1996, the Company owned 36.0% and the Company's chairman and president owned an additional 3.9% of the outstanding common stock of Santa Fe Financial Corporation ("Santa Fe"). Revenues and net income for Santa Fe for the quarter ended December 31, 1996, were $730,590 and $149,383, respectively, and $660,935 and $142,038 for the prior year, respectively. Revenues and net income for Santa Fe for the six months ended December 31, 1996, were $1,561,723 and $338,171, respectively, and $1,217,337 and $284,331 for the prior year, respectively. The Company records its investment in Santa Fe on the equity basis.

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

4.  Commitments and Contingencies:

In February 1995, a complaint was filed by Guinness Peat Group plc and its subsidiary ("GPG") against the Company arising out of the Company's investment in Santa Fe, which seeks recision of the purchase and unspecified money damages. The initial complaint charged the Company with aiding and abetting Santa Fe's Directors to breach their fiduciary duty by selling control of Santa Fe for a sum below its value in order to maintain their management positions. The Company was granted summary judgment on this complaint in April 1996 but the Court permitted Plaintiff to replead. Plaintiff subsequently filed an amended complaint charging the Company with fraud in allegedly promising Santa Fe's management that they would maintain their positions in return for approving the investment. A tentative ruling granting the Company summary judgment on this amended complaint was issued in October 1996 and made final in December 1996. Plaintiff has since sought expedited review and a reversal of this determination through a Writ filed with the Court of Appeals. The action will continue to be vigorously defended.

In March 1996, a complaint was filed by 7709 Lankershim Ltd., a California Limited Partnership, against the Company in which it claimed damages in excess of $2,000,000 arising out of alleged latent construction defects discovered in the two Indio, California properties, formerly owned by the Company which it had purchased from the financial institution to whom the properties were returned. The case is in its very early stages and discovery has not as yet taken place. Accordingly, it is not possible to assess what the exposure, if any, is at this time. It is management's preliminary belief, however, that any action with regard to Carreon Villas I, one of the Indio, California properties is legally barred. Insurance coverage, subject to reservations, has been approved insofar as Carreon Villas I is concerned but denied as to Carreon Villas II. The action will be vigorously defended.

The Company is a defendant or co-defendant in various legal actions involving various claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

5.  Related Party Transactions:

In May 1996, the Company's president exercised an option to purchase 125,000 shares of common stock at a price of $11.50 per share through a full recourse note due the Company on demand, but in no event later than May 2001. The note bears interest floating at the lower of 10% or the prime rate (8.25% at December 31, 1996) with interest payable quarterly. The balance of the note receivable was $1,437,500 and is reflected as a reduction of shareholders' equity.

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

RESULTS OF OPERATIONS

For the six months ended December 31, 1996 vs. 1995

Rental income from real estate operations increased less than 1% to $5,559,926 from $5,545,184. The increase was primarily due to increased revenues at one of the San Antonio, Texas, the Irving, Texas and the Bridgeton, Missouri properties. The increase was primarily offset by a decrease in revenues at the Atlanta, Georgia, and to a lesser extent, a decrease in revenues at the Ohio properties.

Mortgage interest expense decreased 4% to $1,364,464 from $1,413,053 primarily due to lower mortgage interest expense associated with the refinancing of the Parsippany, New Jersey property in December 1995, partially offset by increased mortgage interest expense associated with the refinancing of the Florence, Kentucky property in April 1996 at a lower interest rate but with a higher loan balance.

Property operating expenses decreased less than 1% to $2,627,883 from $2,629,657 primarily due to reduced utility costs associated with the Atlanta, Georgia property, lower management costs and lower leasing expenses, partially offset by increased repairs and maintenance, salaries, and cleaning and decorating expenditures.

Real estate taxes increased 8% to $461,826 from $424,415 due to increased real estate taxes in the Texas properties as a result of reassessed property values by the tax authorities.

Depreciation increased 6% to $838,524 from $784,074 due to capitalized property improvements throughout the real estate portfolio, but primarily at the Irving, Texas and Parsippany, New Jersey properties.

On December 31, 1996, the Company sold its Atlanta, Georgia property for $1,800,000. The sales price, less closing costs and other expenses, resulted in net proceeds of $1,603,825 and a gain from the sale of real estate of $630,438.

Investment gains decreased 62% to $709,601 from $1,844,855 and investment losses decreased 35% to $378,301 from $580,687 as a result of the sale of certain securities which generated lower net investment gains during the six months ended December 31, 1996. Realized investment gains and losses may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio. Margin interest, trading, and management expenses decreased 49% to $451,407 from $890,785 due to a decrease in margin interest expense of $250,819 and a decrease in trading related and management expenses of $188,559 relating primarily to fewer personnel and related expenses, travel expenses and administrative costs, partially offset by increased litigation costs associated with investments. The Company has initiated a cost savings program in this area to reduce the management expenses through reduction in personnel and overhead expenses. Management believes that the Company will continue to realize savings in future periods. The overall investment portfolio, which includes marketable securities, investment in Santa Fe and other investments, had a positive return of 17.3% for the six months ended December 31, 1996 and a positive return of 0.2% for the six months ended December 31, 1995, based on the net realized and unrealized gains and losses and after expenses over the monthly average investment balance of the overall investment portfolio. For the five years ended December 31, 1996, the overall investment portfolio achieved a positive average annual compounded return of 10.2%. It should be noted that other investments are investments that are not traded on any exchange and, accordingly, the return calculations do not reflect any increases or decreases in value of other investments until such gains or losses are realized or there is an other than temporary decline in value below the cost of the investment. The overall portfolio return includes the entire increase in the market value of the Company's holdings in Orckit Communications Ltd. of $2,668,464. However, the stock is subject to both a 180 day lock-up agreement in conjunction with the public offering and the limitations imposed by Rule 144.

General and administrative expenses decreased 22% to $462,153 from $591,031 due to fewer personnel and related expenses and reduction in other administrative expenses.

Miscellaneous income (expense) changed to income of $72,316 from expense of $1,177,086 due to the resolution of the Golden West Entertainment litigation and increased interest income in connection with the note receivable from the Company's president.

Income tax expense of $81,407 and income tax benefit of $407,037 were provided for the six months ended December 31, 1996 and 1995, respectively. The change results from income realized during the six months ended December

31, 1996, as compared to loss for the prior year, partially offset by a lower book cost basis than tax cost basis in connection with the sale of the Atlanta, Georgia property.

For the three months ended December 31, 1996 vs. 1995

Rental income from real estate operations increased 1% to $2,784,688 from $2,767,389. The increase was due to increased revenues at the San Antonio, Texas and the Irving, Texas properties. Offset primarily by reduced revenues at the Atlanta, Georgia and Ohio properties. The decrease in revenues at the Atlanta, Georgia property were a result of a program to upgrade the tenant profile which commenced in January 1996 and was completed in October 1996.

Mortgage interest expense decreased 4% to $681,482 from $707,240 primarily due to lower mortgage interest expense associated with the refinancing of the Parsippany, New Jersey property in December 1995, partially offset by increased mortgage interest expense associated with the refinancing of the Florence, Kentucky property in April 1996 at a lower interest rate but with a higher loan balance.

Property operating expenses increased 2% to $1,298,281 from $1,277,527 primarily due to increased repairs and maintenance, salaries, and cleaning and decorating expenditures, partially offset by reduced utility costs associated with the Atlanta, Georgia property, lower management costs and lower leasing expenses.

Real estate taxes increased 7% to $234,952 from $218,851 due to increased real estate taxes in the Texas properties as a result of reassessed property values by the tax authorities.

Depreciation increased 6% to $419,877 from $397,719 due to capitalized property improvements throughout the real estate portfolio, but primarily at the Irving, Texas and Parsippany, New Jersey properties.

On December 31, 1996, the Company sold its Atlanta, Georgia property for $1,800,000. The sales price, less closing costs and other expenses, resulted in net proceeds of $1,603,825 and a gain from the sale of real estate of $630,438.

Investment gains decreased 92% to $78,723 from $956,926 and investment losses decreased 73% to $102,551 from $375,771 as a result of the sale of certain securities which generated lower net investment gains during the three months ended December 31, 1996. Realized investment gains and losses may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio. Margin interest, trading, and management expenses decreased 58% to $205,449 from $484,529 due to a decrease in margin interest expense of $130,458 and a decrease in trading related and management expenses of $148,622 relating primarily to fewer personnel and related expenses, travel expenses and administrative costs, partially offset by increased litigation costs associated with investments. The Company has initiated a cost savings program in this area to reduce the management expenses through reduction in personnel and overhead expenses. Management believes that the Company will continue to realize savings in future periods. The overall investment portfolio, which includes marketable securities, investment in Santa Fe and other investments, had a negative return of 15.6% for the three months ended December 31, 1996 and a negative return of 16.9% for the three months ended December 31, 1995, based on the net realized and unrealized gains and losses and after expenses over the monthly average investment balance of the overall investment portfolio. It should be noted that other investments are investments that are not traded on any exchange and, accordingly, the return calculations do not reflect any increases or decreases in value of other investments until such gains or losses are realized or there is an other than temporary decline in value below the cost of the investment. The overall portfolio return includes the entire increase in the market value of the Company's holdings in Orckit Communications Ltd. of $2,668,464. However, the stock is subject to both a 180 day lock-up agreement in conjunction with the public offering and the limitations imposed by Rule 144.

General and administrative expenses decreased 18% to $239,730 from $290,162 due to fewer personnel and related expenses and other administrative expenses.

Miscellaneous income (expense) changed to income of $28,491 from expense of $904,116 due to the resolution of the Golden West Entertainment litigation and increased interest income in connection with the note receivable from the Company's president.

Income tax expense of $43,607 and income tax benefit of $360,398 were provided for the three months ended December 31, 1996 and 1995, respectively. The change results from income realized during the three months ended December 31, 1996, as compared to loss for the prior year, partially offset by a lower book cost basis than tax cost basis in connection with the sale of the Atlanta, Georgia property.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. The Company used net cash flow of $206,721 from operating activities, generated net cash flow of $456,064 from investing activities and generated net cash flow of $695,414 from financing activities.

The Company intends to sell all or a portion of its unimproved land. Should the Company consummate a sale, all or a portion of the proceeds may be utilized to provide additional funds to take advantage of other investment opportunities.

During the six months ended December 31, 1996, the Company improved properties in the aggregate amount of $473,032. The Company has budgeted approximately $800,000 for improvements during fiscal 1997. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

At December 31, 1996, the overall investment portfolio increased approximately 9% to $20,014,001 from $18,281,914 at June 30, 1996, primarily due to increased market value of securities. Net unrealized gains increased 19% to $6,293,381 from $5,301,307 at June 30, 1996. Net unrealized gains at December 31, 1996, include $725,000 relating to Orckit Communications
Ltd. in accordance with FAS 115 "Accounting for Certain Investments in Debt and Equity Securities".

The Company's outstanding indebtedness includes mortgages on real estate which amounted to $31,006,705 as of December 31, 1996. Management will pursue additional refinancing activities as considered necessary or when deemed economically favorable to the Company.

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

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 22, 1995, a complaint was filed in the Superior Court of California, County of San Diego, by Guinness Peat Group plc and its subsidiary ("GPG") against the Company arising out of the Company's investment in Santa Fe, which seeks recision of the purchase and unspecified money damages. The initial complaint charged the Company with aiding and abetting Santa Fe's Directors to breach their fiduciary duty by selling control of Santa Fe for less than its value in order to maintain their management positions. The Company was granted summary judgment on this complaint in April 1996 but Plaintiff was permitted to replead. Plaintiff ultimately filed an amended complaint charging the Company with fraud in allegedly promising that Santa Fe's management would maintain their positions in return for approving the investment and then allegedly reneging. A tentative ruling granting the Company summary judgment on this amended complaint was issued in October 1996 and made final on December 31, 1996. Plaintiff has sought a Writ seeking expedited review from the Court of Appeals to reverse this decision. Should such Writ be denied, an appeal by Plaintiff is likely. Should the Company ultimately prevail, it will seek to recover from GPG its costs and expenses in defending against this action. Such costs, to date, are approximately $275,000 and GPG was required earlier in the proceedings, by the Court, to post a $250,000 bond. Such bond does not constitute a limitation on damages, but rather security for payment. Discovery in this action, in the interim, has come to a halt.

On March 27, 1996, a complaint was filed in the Superior Court of the State of California, Riverside County, by 7709 Lankershim Ltd., a California Limited Partnership, against the Company in which it claimed damages in excess of $2,000,000 arising out of alleged latent construction defects discovered in the two Indio, California properties, Carreon Villas I and Carreon Villas II formerly owned by the Company. The case is in its very early stages, discovery has not as yet taken place, and it is not possible to assess what the exposure, if any, is at this time. It is management's preliminary belief, however, that any action with regard to Carreon Villas I is legally barred. Insurance coverage with regard to Carreon Villas I has been granted, subject to reservations, by the Company's carrier. Insurance coverage, covering liability, if any, on the second property has been denied. The action will be vigorously defended.

In May 1996, the Company initiated an action in the District Court of Johnson County, Kansas, against the General Partner, a number of the Limited Partners, the manager and prospective purchaser of the Casa Maria Limited Partnership, an entity in which the Company held a fifteen percent (15%) interest. Such partnership owns a 442-unit apartment complex in Pasadena, Texas. In such complaint the Company sought to remove the General Partner and the management company, enforce its right of first refusal to acquire the selling Limited Partners' interests, and to preclude the General
Partner from disposing of its 30% interest in the Limited Partnership to a third party (who was a partner with the present property management company in this effort) without the Company's consent. While litigation continues with the previously intended third party purchaser of the selling General and Limited Partners' interests, the Company has acquired the interest of the General Partner, has given notice of discharge to the present management company and is in the process of resolving its disputes with the selling Limited Partners by acquiring their interests.

Item 4.  Submission of Matters to a Vote of Security Holders.

The 1996 Annual Meeting of the Stockholders of the Company was held on December 10, 1996, at the Park Hyatt Los Angeles Hotel, 2151 Avenue of the Stars, Century City, California, with the following results: (1) Mrs. Roxborough was elected Director of the Company with a majority of votes to serve until the 1999 Annual Meeting (John V. Winfield, Josef A. Grunwald, Howard A. Jaffe and William J. Nance continue to serve as Directors of the Company); and (2) The ratification of Price Waterhouse LLP as independent accountants of the Company was passed with a majority of votes. A tabulation of the votes follows:

Proposal (1) - Director:       Votes For    Against  Abstained
 Mildred Bond Roxborough        895,246      3,842          0
Proposal (2) - Accountants:
 Price Waterhouse LLP           894,068        818      4,202

Items 2, 3 and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              THE INTERGROUP CORPORATION
                     (Registrant)


Date:     February 10, 1997
By /s/ John V. Winfield
------------------------------------------------------
      John V. Winfield
      Chairman, President and Chief Executive Officer

Date:     February 10, 1997
By /s/ Howard A. Jaffe
------------------------------------------------------
      Howard A. Jaffe
      Chief Operating Officer and Secretary

Date:     February 10, 1997
By  /s/ Gregory C. McPherson
------------------------------------------------------
      Gregory C. McPherson
      Executive Vice President, Assistant Treasurer
      and Assistant Secretary

Date:     February 10, 1997
By  /s/ David C. Gonzalez
------------------------------------------------------
      David C. Gonzalez
      Controller