Form 10QSB
period 1997-03-31
INTERGROUP CORP
filed 1997-05-13
CIK 69422

        U. S. SECURITIES AND EXCHANGE COMMISSION
              Washington,  D. C.  20549

                     FORM 10-QSB

( X )   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of April 30, 1997 was 959,349 shares.

Transitional Small Business Disclosure Format (check one):   YES __  NO  X

                       THE INTERGROUP CORPORATION
                           INDEX TO FORM 10-QSB

PART  I.        FINANCIAL INFORMATION

Item  1.  Consolidated Financial Statements:

Consolidated Balance Sheet (unaudited)
March 31, 1997                                                              3

Consolidated Statements of Operations (unaudited)
Nine Months Ended March 31, 1997 and 1996                                   4

Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended March 31, 1997 and 1996                                   5

Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 1997 and 1996                                  6

Notes to Consolidated Financial Statements                                  7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     10


PART II.        OTHER INFORMATION                                          15

Item 1.  Legal Proceedings                                                 15

Item 2.  Changes in Securities                                             16

Item 3.  Defaults Upon Senior Securities                                   16

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 5.  Other Information                                                 16

Item 6.  Exhibits and Reports on Form 8-K                                  16

Signatures                                                                 17

                          THE INTERGROUP CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (Unaudited)
March 31,                                                             1997
ASSETS                                                            ----------
Investment in real estate, at cost:
 Land                                                              $6,442,545
 Buildings, improvements and equipment                             33,180,953
 Property held for sale or development                              1,731,398
                                                                  -----------
                                                                   41,354,896
 Less: accumulated depreciation                                   (12,822,234)
                                                                  -----------
                                                                   28,532,662
Marketable securities, at market value                             12,018,883
Investment in Santa Fe Financial Corporation                        6,161,922
Other investments                                                   3,221,906
Cash and cash equivalents                                             164,505
Restricted cash                                                     1,486,050
Rent and other receivables                                            378,447
Prepaid expenses                                                    1,047,447
Other assets                                                          153,149
                                                                  -----------
          Total Assets                                            $53,164,971
                                                                  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Mortgage notes payable                                           $34,487,295
 Due to securities broker                                           3,503,091
 Accounts payable and other liabilities                             2,614,529
 Deferred income taxes                                              1,786,281
                                                                  -----------
          Total Liabilities                                        42,391,196
Commitments and Contingencies                                     -----------
Shareholders' Equity:
 Preferred stock, $.10 par - 100,000 shares authorized;
  none issued
 Common stock, $.01 par - 1,500,000 shares authorized;
  1,494,824 shares issued; 959,349 shares outstanding                  14,948
 Paid-in capital                                                   13,658,449
 Retained earnings                                                  1,204,409
 Unrealized gain on marketable securities, net of deferred taxes    3,765,643
 Note receivable - stock options                                   (1,466,801)
 Treasury stock, at cost, 535,475 shares                           (6,402,873)
                                                                  -----------
          Total Shareholders' Equity                               10,773,775
                                                                  -----------
         Total Liabilities and Shareholders' Equity               $53,164,971
                                                                  ===========
The accompanying notes are an integral part of the consolidated financial statements.

                       THE INTERGROUP CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

For the Nine Months Ended March 31,                       1997        1996
Real estate operations:                                ---------   ----------
 Rental income                                         $8,455,641  $8,309,988
 Rental expenses:
  Mortgage interest expense                             2,072,600   2,107,741
  Property operating expenses                           3,949,029   3,925,771
  Real estate taxes                                       659,511     676,349
  Depreciation                                          1,235,849   1,183,981
                                                       ----------  ----------
                                                          538,652     416,146
 Gain from sale of real estate                            630,438           0
                                                       ----------  ----------
    Income from real estate operations                  1,169,090     416,146
                                                       ----------  ----------
Investment transactions:
 Dividend and interest income                             199,376     132,341
 Investment gains                                       2,215,514   4,738,384
 Investment losses                                       (662,512) (1,883,359)
 Margin interest, trading and management expenses        (646,069) (1,273,101)
                                                       ----------  ----------
    Income from investment transactions                 1,106,309   1,714,265
                                                       ----------  ----------
Other expenses:
 General and administrative expenses                     (674,187)   (814,345)
 Miscellaneous income (expense)                           105,034  (1,260,579)
                                                       ----------  ----------
    Other expenses                                       (569,153) (2,074,924)
                                                       ----------  ----------
Income before provision for income taxes                1,706,246      55,487
Provision for income taxes                                578,893      11,954
                                                       ----------   ---------
Net Income                                             $1,127,353     $43,533
                                                       ==========  ==========
Net Income per share                                        $1.18       $0.05
                                                       ==========  ==========
Weighted average number of shares outstanding             959,349     909,455
                                                       ==========  ==========
The accompanying notes are an integral part of the consolidated financial statements.

                              THE INTERGROUP CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
For the Nine Months Ended March 31,                       1997        1996
Cash flows from operating activities:                 -----------  ----------
Net Income                                             $1,127,353     $43,533
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation of real estate                           1,235,849   1,183,981
  Amortization of other assets                            116,225     120,641
  Equity in net income from Santa Fe Financial Corp.     (159,053)    (88,123)
  Gain from sale of real estate                          (630,438)          0
(Increase) decrease in receivables, net                  (124,068)    870,117
Increase in prepaid expenses                             (118,528)   (185,043)
(Increase) decrease in other assets                        29,629     (32,038)
Increase (decrease) in accounts payable and
 other liabilities                                       (548,915)    940,471
Increase (decrease) in income taxes                       516,982    (158,450)
                                                       ----------  ----------
Net cash provided by operating activities               1,445,036   2,695,089
                                                       ----------  ----------
Cash flows from investing activities:
Additions to buildings, improvements and equipment       (770,585)   (883,037)
Investment in real estate                              (4,970,147)   (596,841)
Proceeds from sale of real estate                       1,603,825           0
Investment in Santa Fe Financial Corporation             (471,163) (2,581,276)
Reduction (investment) in marketable securities        (2,677,276)  5,040,977
Reduction (investment) in other investments             1,059,884  (1,417,065)
                                                       ----------  ----------
Net cash used for investing activities                 (6,225,462)   (437,242)
                                                       ----------  ----------
Cash flows from financing activities:
Principal payments on mortgage notes payable             (295,810)   (270,227)
Proceeds from real estate financing                             0     462,405
Increase in mortgage notes payable due
 to real estate acquisition                             3,595,714     595,000
Decrease (increase) in restricted cash                    681,279    (239,995)
(Decrease) increase in due to securities broker            29,812  (3,471,889)
Increase in accounts payable related to short
 positions and other investments                                0     650,794
Sale of 16,500 shares of common stock                           0     907,500
Purchase of treasury stock                                      0    (440,213)
                                                       ----------  ----------
Net cash provided by (used for) financing activities    4,010,995  (1,806,625)
                                                       ----------  ----------
Net increase (decrease) in cash and cash equivalents     (769,431)    451,222
Cash and cash equivalents at beginning of period          933,936      63,291
                                                       ----------  ----------
Cash and cash equivalents at end of period               $164,505    $514,513
                                                       ===========  =========
The accompanying notes are an integral part of the consolidated financial statements.

                       THE INTERGROUP CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
For the Three Months Ended March 31,                      1997        1996
Real estate operations:                               ----------- ----------
 Rental income                                         $2,895,715  $2,764,804
 Rental expenses:
  Mortgage interest expense                               708,136     694,688
  Property operating expenses                           1,321,146   1,296,114
  Real estate taxes                                       197,685     251,934
  Depreciation                                            397,325     399,907
                                                       ----------  ----------
    Income from real estate operations                    271,423     122,161
                                                       ----------  ----------
Investment transactions:
 Dividend and interest income                             146,529      48,986
 Investment gains                                       1,505,913   2,893,529
 Investment losses                                       (284,211) (1,302,672)
 Margin interest, trading and management expenses        (194,662)   (382,316)
                                                       ----------  ----------
    Income from investment transactions                 1,173,569   1,257,527
                                                       ----------  ----------
Other expenses:
 General and administrative expenses                     (212,034)   (223,314)
 Miscellaneous income (expense)                            32,718     (83,493)
                                                       ----------  ----------
    Other expenses                                       (179,316)   (306,807)
                                                       ----------  ----------
Income before provision for income taxes                1,265,676   1,072,881

Provision for income taxes                                497,486     418,991
                                                       ----------  ----------
Net Income                                               $768,190    $653,890
                                                       ==========  ==========
Net Income per share                                        $0.80       $0.71
                                                       ==========  ==========
Weighted average number of shares outstanding             959,349     916,349
                                                       ==========  ==========
The accompanying notes are an integral part of the consolidated financial statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

For the nine months ended March 31, 1997

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

2.  Marketable Securities:

All securities are classified as available-for-sale except short positions, which represent obligations of the Company and are classified as trading activity. At March 31, 1997, marketable securities included $1,517,832 of debt securities. At March 31, 1997, the aggregate market value of marketable securities exceeded the aggregate cost by $6,174,497. The net unrealized gain is comprised of gross unrealized gains of $7,312,363 reduced by gross unrealized losses of $1,137,866. The net unrealized gain, net of deferred taxes of $3,765,643, is included as a separate item in shareholders' equity. During the nine months ended March 31, 1997, proceeds from sales of securities were $9,217,448. Gross realized gains and losses are determined using FIFO costs. At March 31, 1997, the Company had no naked short positions. Any unrealized gains or losses relating to naked short positions are recognized in earnings in the current period. The dividends on short positions are recorded on the ex-dividend date.

3.  Investment in Santa Fe Financial Corporation:

As of March 31, 1997, the Company owned 36.1% and the Company's chairman and president owned an additional 3.9% of the outstanding common stock of Santa Fe Financial Corporation ("Santa Fe"). Revenues and net income for Santa Fe for the quarter ended March 31, 1997, were $723,130 and $116,862, respectively, and $460,961 and $96,154 for the prior year, respectively. Revenues and net income for Santa Fe for the nine months ended March 31, 1997, were $2,319,697 and $490,994, respectively, and
$1,678,298 and $380,493 for the prior year, respectively. The Company records its investment in Santa Fe on the equity basis.

Santa Fe's revenue is primarily generated through its 64.3% interest in Portsmouth Square, Inc. ("PSI"), which derives its revenue primarily through its 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land, improvements and leasehold known as the Financial District Holiday Inn, a 556-room hotel in San Francisco, California. PSI is both a limited and general partner in Justice and records its investment in Justice on the equity basis.

4.  Investment in Casa Maria Limited Partnership:

In December 1996, the Company became the General Partner of a Kansas, Limited Partnership, which owns a 442-unit apartment complex in Houston, Texas, by obtaining the 30% interest in the Partnership held by the former General Partner. Prior to December 1996, the Company was a Limited Partner, and owned a 15% interest in the Partnership. During the quarter ended March 31, 1997, the Company acquired all of the remaining Limited Partners' interests. The cost basis of the complex, including closing costs, was $4,970,147, and the outstanding mortgage indebtedness was $3,595,714.

5.  Commitments and Contingencies:

In February 1995, a complaint was filed by Guinness Peat Group plc and its subsidiary ("GPG") against the Company arising out of the Company's investment in Santa Fe. The initial complaint was dismissed on the Company's motion for summary judgment in April 1996 but the Court permitted Plaintiff to replead. Plaintiff subsequently filed an amended complaint charging the Company with fraud in allegedly promising Santa Fe's management that they would maintain their positions in return for approving the investment. A tentative ruling granting the Company summary judgment on this amended complaint was issued in October 1996 and made final in December 1996. Plaintiff then sought expedited review and a reversal of this determination through a Writ filed with the Court of Appeals. Such Writ was denied but Plaintiff filed an appeal with the Court of Appeals which will be heard in the regular course by such Court. The Company was subsequently provisionally awarded $296,000 in attorneys fees and costs by the lower Court, but such award, should it become final, will also undoubtedly be appealed to the Court of Appeals which will hear both appeals on a consolidated basis. The action will continue to be vigorously defended and every effort will be made by the Company to recover as much of the fees and costs it incurred as is possible.

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

6.  Related Party Transactions:

In May 1996, the Company's president exercised an option to purchase 125,000 shares of common stock at a price of $11.50 per share through a full recourse note due the Company on demand, but in no event later than May 2001. The note bears interest floating at the lower of 10% or the prime rate (8.50% at March 31, 1997) with interest payable quarterly. The balance of the note receivable and accrued interest receivable was $1,466,801 and is reflected as a reduction of shareholders' equity.

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

RESULTS OF OPERATIONS

For the nine months ended March 31, 1997 vs. 1996

Income from real estate operations for the nine months ended March 31, 1997, as compared to the nine months ended March 31, 1996, was impacted primarily by increased revenues and expenses associated with the acquisition of the Houston, Texas property during the quarter ended March 31, 1997, offset by reduced revenues and expenses in connection with the disposition of the Atlanta, Georgia property in December 1996.

Rental income from real estate operations increased 2% to $8,455,641 from $8,309,988. The increase was primarily due to increased revenues at the new Houston, Texas property, one of the San Antonio, Texas properties, the New Jersey and the Missouri properties. The increase was primarily offset by a decrease in revenues associated with the Atlanta, Georgia property disposed in December 1996, and to a lesser extent, a decrease in revenues at the Ohio properties.

Mortgage interest expense decreased 2% to $2,072,600 from $2,107,741 primarily due to lower mortgage interest expense associated with the refinancing of the Parsippany, New Jersey property in December 1995, offset by increased mortgage interest expense associated with the refinancing of the Florence, Kentucky property in April 1996 at a lower interest rate but with a higher loan balance and mortgage interest expense at the new Houston, Texas property.

Property operating expenses increased less than 1% to $3,949,029 from $3,925,771 primarily due to increased expenses in connection with the new Houston, Texas property, offset primarily by reduced operating expenses associated with the disposition of the Atlanta, Georgia property, lower management costs and lower service expenses.

Real estate taxes decreased 3% to $659,511 from $676,349 due to lower real estate taxes at the Irving, Texas property and reduced real estate taxes at the Atlanta, Georgia property disposed in December 1996.

Depreciation increased 4% to $1,235,849 from $1,183,981 due to capitalized property improvements throughout the real estate portfolio, but primarily at the Irving, Texas and Parsippany, New Jersey properties. The increase was offset by the disposition of the Atlanta, Georgia property in December 1996.

On December 31, 1996, the Company sold its Atlanta, Georgia property for $1,800,000. The sales price, less closing costs and other expenses, resulted in net proceeds of $1,603,825 and a gain from the sale of real estate of $630,438.

Investment gains decreased 53% to $2,215,514 from $4,738,384 and investment losses decreased 64% to $662,512 from $1,883,359 as a result of the sale of certain securities which generated lower net investment gains during the nine months ended March 31, 1997. Realized investment gains and losses may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio. Margin interest, trading, and management expenses decreased 49% to $646,069 from $1,273,101 due to a decrease in margin interest expense of $334,829 and a decrease in trading related and management expenses of $292,203 relating primarily to fewer personnel and related expenses, travel expenses and administrative costs, partially offset by increased litigation costs associated with investments. The Company has initiated a cost savings program in this area to reduce the management expenses through reduction in personnel and overhead expenses. Management believes that the Company will continue to realize savings in future periods. The overall investment portfolio, which includes marketable securities, investment in Santa Fe and other investments, had a positive return of 22.2% for the nine months ended March 31, 1997 and a positive return of 2.3% for the nine months ended March 31, 1996, based on the net realized and unrealized gains and losses and after expenses over the monthly average investment balance of the overall investment portfolio. For the five years ended March 31, 1997, the overall investment portfolio achieved a positive average annual compounded return of 6.3%. It should be noted that other investments are investments that are not traded on any exchange and, accordingly, the return calculations do not reflect any increases or decreases in value of other investments until such gains or losses are realized or there is an other than temporary decline in value below the cost of the investment. The overall portfolio return includes the entire increase in the market value of the Company's holdings in Orckit Communications Ltd. of $2,944,512. However, this stock is subject to limitations imposed by Rule 144.

General and administrative expenses decreased 21% to $674,187 from $814,345 due to fewer personnel and related expenses and reduction in other administrative expenses.

Miscellaneous income (expense) changed to income of $105,034 from expense of $1,260,579 due to the resolution of the Golden West Entertainment litigation and increased interest income in connection with the note receivable from the Company's president.

Income tax expense of $578,893 and $11,954 were provided for the nine months ended March 31, 1997 and 1996, respectively. The increase was due to higher income during the current period, partially offset by a lower book cost basis than tax cost basis in connection with the sale of the Atlanta, Georgia property.

For the three months ended March 31, 1997 vs. 1996

Income from real estate operations for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, was impacted primarily by increased revenues and expenses associated with the acquisition of the Houston, Texas property during the quarter ended March 31, 1997, offset by reduced revenues and expenses in connection with the disposition of the Atlanta, Georgia property in December 1996.

Rental income from real estate operations increased 5% to $2,895,715 from $2,764,804. The increase was due to increased revenues at the new Houston, Texas property and at all properties, except at the Ohio properties. The increase was offset by reduced revenues at the Atlanta, Georgia property disposed in December 1996.

Mortgage interest expense increased 2% to $708,136 from $694,688 primarily due to the acquisition of the Houston, Texas property and increased mortgage interest expense associated with the refinancing of the Florence, Kentucky property in April 1996 at a lower interest rate but with a higher loan balance.

Property operating expenses increased 2% to $1,321,146 from $1,296,114 primarily due to the new Houston, Texas property and increased cleaning and decorating expenditures, salary expenses, repairs and maintenance, and leasing expenses, offset by reduced expenses associated with the Atlanta, Georgia property, lower management costs and lower service expenses.

Real estate taxes decreased 21% to $197,685 from $251,934 due to the disposition of the Atlanta, Georgia property, reduced real estate taxes at the Irving, Texas property, offset by increased real estate taxes associated with the new Houston, Texas property.

Depreciation decreased less than 1% to $397,325 from $399,907 due to the disposition of the Atlanta, Georgia property in December 1996, offset by depreciation associated with property improvements throughout the real estate portfolio, but primarily at the Irving, Texas and Parsippany, New Jersey properties and the new Houston, Texas property.

In December 1996, the Company became the General Partner of a Kansas, Limited Partnership, which owns a 442-unit apartment complex in Houston, Texas, by obtaining the 30% interest in the Partnership held by the former General Partner. Prior to December 1996, the Company was a Limited Partner, and owned a 15% interest in the Partnership. During the quarter ended March 31, 1997, the Company acquired all of the remaining Limited Partners' interests. The cost basis of the complex, including closing costs, was $4,970,147, and the outstanding mortgage indebtedness was $3,595,714.

Investment gains decreased 48% to $1,505,913 from $2,893,529 and investment losses decreased 78% to $284,211 from $1,302,672 as a result of the sale of certain securities which generated lower net investment gains during the three months ended March 31, 1997. Realized investment gains and losses may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio. Margin interest, trading, and management expenses decreased 49% to $194,662 from $382,316 due to a decrease in margin interest expense of $84,010 and a decrease in trading related and management expenses of $103,644 relating primarily to fewer personnel and related expenses, travel expenses and administrative costs, partially offset by increased litigation costs associated with investments. The Company has initiated a cost savings program in this area to reduce the management expenses through reduction in personnel and overhead expenses. Management believes that the Company will continue to realize savings in future periods. The overall investment portfolio, which includes marketable securities, investment in Santa Fe and other investments, had a positive return of 5.8% for the three months ended March 31, 1997 and a positive return of 1.9% for the three months ended March 31, 1996, based on the net realized and unrealized gains and losses and after expenses over the monthly average investment balance of the overall investment portfolio. It should be noted that other investments are investments that are not traded on any exchange and, accordingly, the return calculations do not reflect any increases or decreases in value of other investments until such gains or losses are realized or there is an other than temporary decline in value below the cost of the investment. The overall portfolio return includes the entire increase in the market value of the Company's holdings in Orckit Communications Ltd. of $2,944,512. However, this stock is subject to the limitations imposed by Rule 144.

General and administrative expenses decreased 5% to $212,034 from $223,314 due to fewer personnel and related expenses and other administrative expenses.

Miscellaneous income (expense) changed to income of $32,718 from expense of $83,493 due to the resolution of the Golden West Entertainment litigation and increased interest income in connection with the note receivable from the Company's president.

Income tax expense of $497,486 and $418,991 were provided for the three months ended March 31, 1997 and 1996, respectively. The increase results from higher income realized during the current quarter ended March 31, 1997.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. The Company provided net cash flow of $1,445,036 from operating activities, used net cash flow of $6,225,462 for investing activities and generated net cash flow of $4,010,995 from financing activities.

The Company intends to sell all or a portion of its unimproved land. Should the Company consummate a sale, all or a portion of the proceeds may be utilized to provide additional funds to take advantage of other investment opportunities.

During the nine months ended March 31, 1997, the Company improved properties in the aggregate amount of $770,585, which includes $104,250 capitalized costs associated with the property held for sale or development. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

At March 31, 1997, the overall investment portfolio increased approximately 17% to $21,402,711 from $18,281,914 at June 30, 1996, primarily due to increased market value of securities. Net unrealized gains increased 16% to $6,174,497 from $5,301,307 at June 30, 1996. Net unrealized gains at March 31, 1997, include $1,600,000 relating to Orckit Communications
Ltd. in accordance with FAS 115 "Accounting for Certain Investments in Debt and Equity Securities".

The Company's outstanding indebtedness includes mortgages on real estate which amounted to $34,487,295 as of March 31, 1997. Management will pursue additional refinancing activities as considered necessary or when deemed economically favorable to the Company.

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

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 22, 1995, a complaint was filed in the Superior Court of California, County of San Diego, by Guinness Peat Group plc and its subsidiary ("GPG") against the Company arising out of the Company's investment in Santa Fe, which sought recision of the purchase and unspecified money damages. The initial complaint was dismissed upon the Company's motion for summary judgment in April 1996 but Plaintiff was permitted to replead. Plaintiff ultimately filed an amended complaint charging the Company with fraud in allegedly promising that Santa Fe's management would maintain their positions in return for approving the investment and then allegedly reneging on such promise. Summary judgment on this amended complaint was granted in favor of the Company and made final on December 31, 1996. Plaintiff then sought a Writ seeking expedited review from the Court of Appeals to reverse this decision. Such Writ was denied by the Court of Appeals, but an appeal by Plaintiff was filed with such Court which will be heard in due course. The Company moved in the Superior Court for payment of its legal fees and costs by GPG and on April 25, 1997 received a tentative award of $280,000 in attorney's fees and $16,000 in costs for a total award of $296,000. Oral argument to confirm such award has been set for May 16, 1997. GPG is likely to appeal any such award. GPG, as previously reported, was required earlier in the proceedings, by the Court, to post a $250,000 bond to secure payment. Such bond does not limit liability, it insures collection of the portion bonded.

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

In May 1996, the Company initiated an action in the District Court of Johnson County, Kansas, against the General Partner, a number of the Limited Partners, the manager and prospective purchaser of the Casa Maria Limited Partnership, an entity in which the Company held a fifteen percent (15%) interest. Such partnership owns a 442-unit apartment complex in Pasadena, Texas. In such complaint the Company sought to remove the General Partner and the management company, enforce its right of first refusal to acquire the selling Limited Partners' interests, and to preclude the General
Partner from disposing of its 30% interest in the Limited Partnership to a third party (who was a partner with the then property management company in this effort) without the Company's consent. While litigation continues with the previously intended third party purchaser of the selling General and Limited Partners' interests, the Company has acquired the interests of the General and Limited Partners, has discharged the manager and installed Pinnacle Realty Management Company in its stead. The prospective third party purchaser countersued the Company for interference with contractual relations and several other causes of action. The Company has succeeded in having all but the aforementioned claim of the prospective purchaser dismissed through motion practice. Management believes the remaining claim is not meritorious and will vigorously defend.

Items 2, 3, 4 and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              THE INTERGROUP CORPORATION
                     (Registrant)

Date:     May 12, 1997
By /s/ John V. Winfield
------------------------------------------------------
      John V. Winfield
      Chairman, President and Chief Executive Officer

Date:     May 12, 1997
By /s/ Howard A. Jaffe
------------------------------------------------------
      Howard A. Jaffe
      Chief Operating Officer and Secretary

Date:     May 12, 1997
By  /s/ Gregory C. McPherson
------------------------------------------------------
      Gregory C. McPherson
      Executive Vice President, Assistant Treasurer
      and Assistant Secretary

Date:     May 12, 1997
By  /s/ David C. Gonzalez
------------------------------------------------------
      David C. Gonzalez
      Controller