Form 10KSB
period 1997-06-30
INTERGROUP CORP
filed 1997-09-29
CIK 69422

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                          FORM 10-KSB
( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (Fee required)
For the fiscal year ended June 30, 1997
(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (No fee required)
For the transition period from ______ to ______
Commission file number 1-10324
                    THE INTERGROUP CORPORATION
        ------------------------------------------------------
            (Name of small business issuer in its charter)
                          DELAWARE
        ------------------------------------------------------
    (State or other jurisdiction of incorporation or organization)
                         13-3293645
         ------------------------------------------------------
             (I.R.S. Employer Identification No.)
             2121 Avenue of the Stars, Suite 2020
               Los Angeles, California 90067
         ------------------------------------------------------
         (Address of principal executive offices) (Zip Code) Issuer's telephone number: (310) 556-1999
Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:
            Common Stock - Par Value $.01 Per Share
        ------------------------------------------------------
                      (Title of class)

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

State issuer's revenues for its most recent fiscal year:            $15,663,727
The aggregate market value of the voting stock held by non-affiliates of the registrant at July 30, 1997, was $17,101,000 (based on the price at which the stock closed on such date). Solely for purposes of this calculation affiliates of the registrant have been deemed to include only directors, executive officers and the Employee Stock Ownership Plan and Trust of the registrant.

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of August 29, 1997 was 953,649 shares.

Documents incorporated by reference: Proxy Statement, Part III, Items 9 through
12.  Transitional Small Business Disclosure Format (check one): Yes  No X

                         TABLE OF CONTENTS

PART I
 Items 1.  DESCRIPTION OF BUSINESS                                            3
 Items 2.  DESCRIPTION OF PROPERTIES                                          4
 Items 3.  LEGAL PROCEEDINGS                                                  8
 Items 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                9

PART II
 Items 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          10
 Items 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                            10
 Items 7.  FINANCIAL STATEMENTS                                              14
 Items 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                         27

PART III
 Items 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                27

 Items 10. EXECUTIVE COMPENSATION                                            27

 Items 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                       27

 Items 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    27

 Items 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K                            28

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

A portion of the Company's funds are invested under the direction of Mr. John
V. Winfield, the Company's chairman and president, in securities and partnerships. The Company will consider investing in equity and debt securities of companies which are either publicly or privately held if such an investment will offer growth or profit potential and not conflict with management's perception of social responsibility. The Company's general investment strategy regarding marketable securities is to seek out companies which are considered by management to be currently out of favor or undervalued, because management believes it is misunderstood by the general investing community, and companies that potentially could go through restructuring or reorganization. The Company will also invest in start up entities, especially those involved in high technology, and initial public offerings where potential for growth is perceived. Although most of the Company's marketable securities investments are in New York and American Stock Exchange listed companies, the overall investment portfolio and the Company's investment strategies could be viewed as highly risky and the market values of the portfolio may be subject to large fluctuations.

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

EMPLOYEES
As of June 30, 1997, the Company had a total of 9 full-time employees. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory (see Subsequent Event, Note 13 to the Consolidated Financial Statements).

Item 2.  Description of Properties.
PROPERTIES
At June 30, 1997, the Company's investment in real estate consisted of properties located throughout the United States. These properties include twelve directly owned apartment complexes which are completed operating properties. The Company also owns approximately 22.4 acres primarily comprised of unimproved real estate in St. Louis, Missouri. In the opinion of management, each of these properties is adequately covered by insurance. None of these properties is subject to foreclosure proceedings or litigation other than that incurred in the normal course of business, except for the Houston, Texas property (see Item 3, "Legal Proceedings"). The Company's rental properties enter into short term leases, with no lease extending beyond one year.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex which was completed in June 1964 and contains 151 units on approximately 8 acres of land. The complex was acquired by the Company on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 1997 were approximately $154,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,252,000 at June 30, 1997 and the maturity date of the mortgage is January 1, 2006.

St. Louis, Missouri. The Company's St. Louis properties consist of three properties, two of which are apartment complexes and one is primarily unimproved land. The first apartment complex is a two-story project containing 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 1997, real estate property taxes were approximately $83,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 35 years. The outstanding mortgage balance was approximately $3,197,000 at June 30, 1997 and the maturity date of the mortgage is May 1, 2001. The second apartment complex is a two-story project containing 176 units on approximately 14 acres. The Company reacquired the complex through foreclosure on May 11, 1989, and recorded the asset at $3,480,000 representing the Company's total cost of the mortgage note receivable. For the year ended June 30, 1997, real estate property taxes were approximately $41,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $3,479,000 at June 30, 1997 and the maturity date of the mortgage is July 1, 2004. The Company also owns approximately 22.4 acres of land adjacent to the first apartment complex, which was acquired by the Company in March 1974 with additional acquisitions in June and July 1995 for the aggregate price of approximately $840,841. At June 30, 1997, the outstanding mortgage balance was $785,000 and the maturity date of the mortgage is June 12, 1998. The property taxes for the year ended June 30, 1997 were approximately $40,000. The additional parcels were acquired to provide better access to the larger parcel. The site has been rezoned to enhance the value and salability. The Company intends to sell all or a portion of its unimproved land.

Middletown, Ohio. The Middletown property is a two-story apartment complex which contains 150 units on approximately 5.5 acres. The complex was acquired by the Company on May 31, 1972 at an initial cost of approximately $1,670,000. For the year ended June 30, 1997, real estate property taxes were approximately $40,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 35 years. The outstanding mortgage balance was approximately $2,533,000 at June 30, 1997 and the maturity date of the mortgage is December 1, 2008.

Cincinnati, Ohio. The Cincinnati property is a three-story apartment complex which contains 100 units on approximately 5.8 acres. The Company acquired the complex on October 20, 1972 at an initial cost of approximately $1,416,000. For the year ended June 30, 1997, real estate property taxes were approximately $48,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,255,000 at June 30, 1997 and the maturity date of the mortgage is July 1, 2004.

Florence, Kentucky. The Florence property is a three-story apartment complex which contains 157 units on approximately 6.0 acres. The property was acquired by the Company on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 1997, real estate property taxes were approximately $26,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $3,022,000 at June 30, 1997 and the maturity date of the mortgage is May 1, 2006.

Harrisburg, Pennsylvania. The Harrisburg property is a two-story apartment complex which contains 150 units on approximately 6.0 acres. The Company reacquired the complex by a deed in lieu of foreclosure on July 1, 1992, and reclassified the mortgage note receivable and closing costs of approximately $1,386,000 to investment in real estate. For the year ended June 30, 1997, real estate property taxes were approximately $55,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance at June 30, 1997 was approximately $1,792,000 and the maturity date of the mortgage is September 1, 2004.

Irving, Texas. The Irving property is a two-story apartment complex which contains 224 units on approximately 9.9 acres. The property was acquired by the Company on September 16, 1994 at an initial cost of approximately $4,150,000. For the year ended June 30, 1997, real estate property taxes were approximately $88,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balances were approximately $2,714,000 and $223,000 at June 30, 1997 and the maturity dates of the mortgages are July 1, 2004 and March 1, 2001.

San Antonio, Texas. The San Antonio properties include three apartment complexes. The first apartment complex is a two-story project containing 228 units on approximately 23.8 acres. The Company acquired the complex on December 3, 1992 at an initial cost of $2,300,000. For the year ended June 30, 1997, real estate taxes were approximately $127,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $1,934,000 at June 30, 1997 and the maturity date of the mortgage is May 1, 2000. The second apartment complex is a two-story project containing 132 units on approximately 4.3 acres. The Company acquired the complex on June 29, 1993 for $2,752,000. For the year ended June 30, 1997, real estate taxes were approximately $96,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $2,225,000 at June 30, 1997 and the maturity date of the mortgage is December 1, 2003. The third apartment complex is a two-story project containing 160 units on approximately 5.6 acres. The Company acquired the complex on June 27, 1994 for $3,500,000. For the year ended June 30, 1997, real estate taxes were approximately $91,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. The outstanding mortgage balance was approximately $2,367,000 at June 30, 1997 and the maturity date of the mortgage is July 1, 2004.

Houston, Texas. The Houston property is a two-story apartment complex which contains 442 units on approximately 23.4 acres. In December 1996, the Company became the General partner of a Kansas limited partnership, which owns the apartment complex in Houston, Texas, by obtaining the 30% interest in the Partnership held by the former General Partner. Prior to December 1996, the Company was a Limited Partner, and owned a 15% interest in the Partnership. During the quarter ended March 31, 1997, the Company acquired all of the remaining Limited Partners' interests. The cost basis of the complex, including closing costs, was $4,970,147 and the outstanding mortgage at the acquisition date was $3,595,714. The property taxes for fiscal 1997 were approximately $43,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balances were approximately $3,540,000 and $38,000 at June 30, 1997 and the maturity dates of the mortgages are June 1, 2000 and February 2, 2001.

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

POTENTIAL RENTAL RATES AND PHYSICAL OCCUPANCY RATES
The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The effective rental rates per rental unit of the Company's properties for fiscal year ended June 30,
1997 (i.e., gross rental revenues based on 100% occupancy per year divided by the total number of apartment units at the property); and the occupancy rates for fiscal year ended June 30, 1997 (i.e., vacancy loss divided by total gross potential rent) are as follows:
                                                        Effective    Physical
                                                         Rental      Occupancy
                                                       Rates for    Rates for
                                                          1997         1997
Location of Property                                  --------------------------
Morris County, NJ                                           $9,152      97%
Harrisburg, PA                                               6,220      95%
Middletown, OH                                               5,723      84%
Cincinnati, OH                                               6,342      87%
Florence, KY                                                 5,545      96%
St. Louis County, MO I                                       4,766      96%
St. Louis County, MO II                                      7,062      96%
Irving, TX                                                   5,827      94%
San Antonio, TX I                                            6,070      85%
San Antonio, TX II                                           5,897      94%
San Antonio, TX III                                          5,192      91%
Houston, TX (1)                                              5,106      66%
(1) This property was acquired during fiscal 1997 and is currently undergoing renovation.

MANAGEMENT OF THE PROPERTIES
The Company utilizes a third party management company, which has national operations, to manage all of the Company's properties.

Item 3.  Legal Proceedings.
On February 22, 1995, Guinness Peat Group plc ("GPG") and its subsidiary ("plaintiffs") filed a complaint in the Superior Court of the State of California, County of San Diego (Case No. 685760) against the Company, Santa
Fe Financial Corporation ("Santa Fe") and certain directors of Santa Fe, arising out of the Company's investment in Santa Fe. The initial claims against the Company were dismissed on the Company's motion for summary judgment in April 1996, but the court permitted plaintiffs to replead. Plaintiffs subsequently filed an amended complaint charging the Company with fraud in allegedly promising Santa Fe's management that they would maintain their positions in return for approving the investment. A second summary judgment was granted in favor of the Company, which became final on December 31, 1996. Plaintiffs then sought expedited review and a reversal of this determination by a petition for writ filed with the Court of Appeal. That writ was denied, but plaintiffs filed an appeal of the summary judgment with the Court of Appeal. On June 9, 1997, the trial court filed an order awarding the Company $295,964 in attorney's fees and costs as the prevailing party, effective as of April 25, 1997. That award was also appealed by plaintiffs and the Court of Appeal has ordered the consolidation of the two appeals. The action will continue to be vigorously defended and every effort will be made by the Company to recover as much of the fees and costs it incurred as is possible.

On July 3, 1997, the Court of Appeal granted a petition for a writ of mandate brought by the director defendants of Santa Fe and directed the trial court to enter summary judgment in favor of those defendants. Plaintiffs have filed a petition for review to the California Supreme Court of that decision. If the writ is not modified, it will dispose of the remaining claims brought by GPG and its subsidiary. Santa Fe and the director defendants may also be in a position, as prevailing parties, to seek recovery from plaintiffs of their attorneys' fees and costs.

In March 1996, a complaint was filed by 7709 Lankershim Ltd., a California Limited Partnership ("plaintiff") in the Superior Court of the State of California, County of Riverside (Case No. 088325) against the Company and others for damages allegedly suffered by plaintiff arising out of alleged construction defects in two Indio, California apartment complexes formerly owned by the Company. Plaintiff acquired the properties from a financial institution to whom the properties were returned by the Company. The complaint alleges damages in the amount of $2,000,000. The case is in its early stages and only limited discovery has taken place. Accordingly, it is not possible to assess what exposure, if any, the Company may have at this time. There may be insurance coverage for all or a part of the costs of defense and indemnification for all or part of any liabilities suffered by the Company. The insurance carrier is currently providing a defense, under a reservation of rights, with respect to one of the properties, Carreon Villa I, but so far has denied coverage with respect to the other property, Carreon Villa II. The Company has filed an answer denying liability and asserting numerous defenses. The action will be vigorously defended.

In May 1996, the Company initiated an action in the District Court of Johnson County, Kansas (Case No. 96C6508) against the General Partner, a number of the Limited Partners, the manager and a prospective purchaser of the Casa Maria Limited Partnership, an entity in which the Company held a fifteen percent (15%) interest. Such partnership owns a 442-unit apartment complex in Houston, Texas. By such complaint, the Company sought to enforce its right of first refusal under its partnership agreement to acquire the selling Limited Partners' interests and to preclude the General Partner from disposing of its 30% interest in the Limited Partnership to a third party (who was a partner with the then property management company in this effort) without the Company's consent. The Company also sought to remove the General Partner and the management company. The Company subsequently acquired the interests of the General Partner and Limited Partners, discharged the manager and installed a third party management company in its stead. As part of its purchase of the interests of certain limited partners and the General Parnter, the Company agreed to indemnify and hold those limited partners and General Parnter harmless from any claims asserted by the prospective third party purchaser.

That prospective purchaser counter-claimed against the Company for tortious interference with contractual relations and several other causes of action. The prospective purchaser also filed cross-claims for specific performance against certain of the limited partners. The Company believes that the remaining claims are not meritorious and will eventually be dismissed.

The Company is a defendant or co-defendant in various legal actions involving various claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

Item 4.  Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1997.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
MARKET
As of June 30, 1997, there were 1,412 shareholders of record. The Company's Common Stock is traded on The NASDAQ Stock Market and is listed on the Pacific Exchange, Inc. The following table sets forth the high and low bid prices for the shares for the fiscal quarters indicated as reported by the National Quotation Bureau Incorporated or NASDAQ, Inc. The prices are quoted by dealers to each other and do not include retail markups, markdowns or commissions and may not represent actual transactions.

1997                                                      High          Low
First Quarter 7/1 - 9/30                                 $58.00       $36.00
Second Quarter 10/1 - 12/31                              $53.00       $38.50
Third Quarter 1/1 - 3/31                                 $43.00       $36.50
Fourth Quarter 4/1 - 6/30                                $38.50       $27.00

1996
First Quarter 7/1 - 9/30                                 $56.75       $40.00
Second Quarter 10/1 - 12/31                              $63.25       $40.00
Third Quarter 1/1 - 3/31                                 $51.00       $36.00
Fourth Quarter 4/1 - 6/30                                $60.00       $36.75

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

RESULTS OF OPERATIONS

For the Year Ended June 30, 1997 vs. 1996
Income from real estate operations for the year ended June 30, 1997, as compared to the year ended June 30, 1996, was impacted primarily by increased revenues as a result of aggressive rent increases and reduced costs achieved through the overall real estate portfolio. Income from real estate operations was also positively impacted by the disposition of the Atlanta, Georgia property in December 1996, which eliminated the continuing negative cash flow and its associated depreciation expense. The increase in income from real estate operations was, to a lesser extent, negatively impacted by the acquisition of the Houston, Texas property during fiscal 1997, which is currently undergoing renovation.

Rental income from real estate operations increased by 4% to $11,559,419 from $11,136,328. The increase was primarily due to the newly acquired Houston, Texas property and an increase in the overall average rental rates and better collections. The increase was offset by the disposition of the Atlanta, Georgia property in December 1996.

Mortgage interest expense decreased by 1% to $2,790,909 from $2,827,879 primarily due to the lower interest rates accomplished through refinancing two loans in December 1995 and April 1996. Additionally, the decrease was also due to amortization of the previous loans' origination costs recorded during fiscal 1996, offset by mortgage interest associated with the acquisition of the Houston, Texas property and higher loan balances on the two refinancings.

Property operating expenses increased to $5,300,268 from $5,285,297 primarily due to expenditures associated with the Houston, Texas property, higher salary expenses, leasing expenses and clearing and decorating expenses, offset by the cessation of expenses related to the Atlanta, Georgia property, lower management and professional fees, utility expenses and service expenses.

Real estate taxes decreased 4% to $905,255 from $944,752 primarily due to reduced real estate taxes in the St. Louis, Missouri properties, the Harrisburg, Pennsylvania property and one of the San Antonio, Texas properties. The decrease was also due to the disposition of the Atlanta, Georgia property in December 1996; offset by the real estate taxes associated with the Houston, Texas property acquired during fiscal 1997.

Depreciation increased 4% to $1,652,500 from $1,594,990 due primarily to the Houston, Texas property and additional depreciable basis in connection with capitalized property improvements, offset by the disposition of the Atlanta, Georgia property.

On December 31, 1996, the Company sold its Atlanta, Georgia property for $1,800,000. The sales price, less closing costs and other expenses, resulted in net proceeds of $1,603,825 and a gain on sale of real estate of $630,438.

Investment gains decreased 37% to $4,006,211 from $6,315,661 and investment losses decreased 63% to $898,201 from $2,407,876. Realized investment gains and losses may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in amounts from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio. Margin interest, trading, and management expenses decreased 43% to $881,958 from $1,540,102 due to a decrease in margin interest expense to $367,841 from $782,261, and decreased trading related expenses and management expenses to $514,117 from $757,841, during fiscal 1997 and fiscal 1996, respectively, relating primarily to reduced personnel and related expenses, travel expenses and administrative costs. The decrease in margin interest, trading, and management expenses is the result of the Company's implementation of a cost savings program in this area to reduce the management expenses through reduction in personnel and overhead expenses initiated during fiscal 1996. The overall investment portfolio, which includes marketable securities, investment in Santa Fe and other investments, had a positive return of 41.1% for the year ended June 30, 1997 and a positive return of 21.3% for the previous year, based on the net realized and unrealized gains and losses and after expenses over the monthly average investment balance of the overall investment portfolio. For the five years ended June 30, 1997, the overall investment portfolio achieved a positive average annual compounded return of 18.0%. It should be noted that other investments are investments that are not traded on any exchange and, accordingly, the return calculations do not reflect any increases or decreases in value of other investments until such gains or losses are realized or there is an other than temporary decline in value below the cost of the investment.

General and administrative expenses decreased 20% to $824,775 from $1,026,333 as a result of reduced personnel and associated costs and lower aggregate office expenses, travel expenses and insurance expense.

Miscellaneous income (expense) changed to income of $80,029 from expense of $1,067,131 primarily due to the costs of litigation and settlement expenses related to the Golden West Entertainment lawsuit paid during fiscal 1996 and increased interest income associated with the president's note receivable during fiscal 1997.

Income tax expense of $1,438,847 and $358,828 were provided for the years ended June 30, 1997 and 1996, respectively. The increase was due to higher income during the current period.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. The Company generated net cash flow of $3,438,968 from operating activities, used net cash flow of $7,243,169 for investing activities and generated net cash flow of $4,681,072 from financing activities during the year ended June 30, 1997.

The Company intends to sell all or a portion of its unimproved land. Should the Company consummate a sale, all or a portion of the proceeds may be utilized to provide additional funds to take advantage of other investment opportunities.

During the year ended June 30, 1997, the Company improved properties in the aggregate amount of $1,056,680, which included $127,226 of capitalized expenses in connection with the property held for sale or development. The Company has budgeted approximately $2,000,000 for improvements in 1998. The budgeted amount includes approximately $1,000,000 associated with the Houston, Texas property. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

During the year ended June 30, 1997, marketable securities increased approximately 103% to $17,172,066 from $8,468,418 primarily due to increases in market values of the overall portfolio, offset by the sale of securities to generate additional income and to reduce margin debt. Net unrealized gains increased 86% to $9,860,714 from $5,301,307 during fiscal 1997. As of June 30, 1997, the Company had no naked short positions.

The Company's outstanding indebtedness is comprised of mortgages on real estate which amounted to $34,355,613 as of June 30, 1997. During the year ended June 30, 1997, the Company acquired an apartment complex in Houston, Texas for $4,970,147 and assumed mortgages of $3,595,714. Management will pursue refinancing activities as considered necessary or when deemed economically favorable to the Company.

Subsequent to June 30, 1997, the Company acquired approximately 5.4 acres of unimproved land adjacent to the Houston, Texas property for $265,371.

For fiscal 1998, management anticipates that its net cash flow from real estate operations, securities transactions and real estate financing activities will be sufficient to fund any property acquisitions, property improvements, debt service requirements and operating expenses. Management also anticipates that the net cash flow generated from future operating activities will be sufficient to meet its long-term debt service requirements.

IMPACT OF INFLATION

The Company's residential rental properties provide income from short-term operating leases and no lease extends beyond one year. Rental increases are expected to offset anticipated increased property operating expenses.

Item 7.  Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                    Page
Report of Independent Accountants                               15
Consolidated Balance Sheet at June 30, 1997                     16
Consolidated Statements of Operations
 for the two years ended June 30, 1997                          17
Consolidated Statements of Shareholders' Equity
 for the two years ended June 30, 1997                          18
Consolidated Statements of Cash Flows
 for the two years ended June 30, 1997                          19
Notes to Consolidated Financial Statements                      20

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
The Intergroup Corporation

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 7 present fairly, in all material respects, the financial position of The Intergroup Corporation and its subsidiaries at June 30, 1997, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Los Angeles, California
August 29, 1997

                     THE INTERGROUP CORPORATION
                     CONSOLIDATED BALANCE SHEET
                                                                    June 30,
                                                                      1997
                                                                  ------------
ASSETS
Investment in real estate, at cost:
 Land                                                               $6,442,545
 Buildings, improvements and equipment                              33,444,072
 Property held for sale or development                               1,754,374
                                                                   ------------
                                                                    41,640,991
 Less: accumulated depreciation                                    (13,240,975)
                                                                   ------------
                                                                    28,400,016
Cash and cash equivalents                                            1,810,807
Restricted cash                                                      1,943,117
Marketable equity securities, at market value                       17,172,066
Investment in Santa Fe Financial Corporation                         6,437,958
Other investments                                                    2,283,166
Rent and other receivables                                             391,459
Prepaid expenses and other assets                                    1,079,876
                                                                   ------------
     Total Assets                                                  $59,518,465
                                                                   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Mortgage notes payable                                            $34,355,613
 Due to securities broker                                            4,917,242
 Accounts payable and other liabilities                              2,535,367
 Deferred income taxes                                               4,106,303
                                                                  ------------
     Total Liabilities                                              45,914,525
                                                                  ------------
Commitments and Contingencies
Shareholders' Equity:
 Preferred stock, $.10 par value, 100,000 shares authorized;
  none issued
 Common stock, $.01 par value, 1,500,000 shares authorized;
  1,494,824 shares issued; 953,649 shares outstanding                   14,948
 Additional paid-in capital                                         13,658,449
 Retained earnings                                                   1,946,870
 Unrealized gain on marketable securities, net of deferred taxes     5,979,371
 Note receivable - stock options                                    (1,437,500)
 Treasury stock, at cost, 541,175 shares                            (6,558,198)
                                                                  ------------
     Total Shareholders' Equity                                     13,603,940
                                                                  ------------
     Total Liabilities and Shareholders' Equity                    $59,518,465
                                                                  ============
The accompanying notes are an integral part of the consolidated financial statements.

                       THE INTERGROUP CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended June 30,                               1997         1996
                                                      ------------ ------------
Real estate operations:
 Rental income                                        $11,559,419  $11,136,328
 Rental expenses:
  Mortgage interest expense                             2,790,909    2,827,879
  Property operating expenses                           5,300,268    5,285,297
  Real estate taxes                                       905,255      944,752
  Depreciation                                          1,652,500    1,594,990
                                                     ------------- ------------
                                                          910,487      483,410
  Gain on sale of real estate                             630,438         -
                                                     ------------- ------------
   Income from real estate operations                   1,540,925      483,410
                                                     ------------- ------------
Investment transactions:
 Dividend and interest income                             285,831      148,203
 Investment gains                                       4,006,211    6,315,661
 Investment losses                                       (898,201)  (2,407,876)
 Margin interest, trading and management expenses        (881,958)  (1,540,102)
                                                     -------------- -----------
   Income from investment transactions                  2,511,883    2,515,886
                                                     -------------- -----------
Other income (expenses):
 General and administrative expenses                     (824,775)  (1,026,333)
 Other income (expenses)                                   80,029   (1,067,131)
                                                     -------------- -----------
   Other expenses                                        (744,746)  (2,093,464)
                                                     -------------- -----------
Income before provision for income taxes                3,308,062      905,832

Provision for income taxes                              1,438,847      358,828
                                                     ------------- ------------
Net Income                                             $1,869,215     $547,004
                                                     ============= ============
Net Income per share:                                       $1.95        $0.65
                                                     ============= ============
Weighted average number of shares outstanding             958,568      844,223
                                                     ============= ============
The accompanying notes are an integral part of the consolidated financial statements.

                               THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                              Unrealized                   Note
                                                                Gain on                 Receivable
                         Common       Paid-in     Retained    Marketable    Treasury      - Stock
                          Stock       Capital     Earnings    Securities      Stock       Options      Total
                      ------------------------------------------------------------------------------------------
Balance at
 June 30, 1995             $14,783  $11,847,119    ($469,349)  $3,338,411  ($7,400,160)   ($793,894) $6,536,910

Net Income                                           547,004                                            547,004

Purchase of
 treasury stock                                                               (440,213)                (440,213)

Sale of common stock           165      907,335                                                         907,500

Accrued interest
 and payments
 relating to
 Note receivable
 - Stock Options                                                                            793,894     793,894

Note receivable,
 accrued interest and
 tax benefit relating
 to exercise of Stock
 Options                                903,995                              1,437,500   (1,452,121)    889,374

Decrease in
 unrealized gain
 on marketable
 securities, net
 of tax                                                          (108,611)                             (108,611)
                      ------------------------------------------------------------------------------------------
Balance at
 June 30, 1996              14,948   13,658,449       77,655    3,229,800   (6,402,873)  (1,452,121)  9,125,858

Net Income                                         1,869,215                                          1,869,215

Purchase of
 treasury stock                                                               (155,325)                (155,325)

Net payments relating
 to accrued interest
 on Note receivable
 - Stock Options                                                                             14,621      14,621

Increase in
 unrealized gain
 on marketable
 securities, net
 of tax                                                         2,749,571                             2,749,571
                      ------------------------------------------------------------------------------------------
Balance at
 June 30, 1997             $14,948  $13,658,449   $1,946,870   $5,979,371  ($6,558,198) ($1,437,500)$13,603,940
                      ==========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                              THE INTERGROUP CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended June 30,                              1997         1996
Cash flows from operating activities:
 Net Income                                            $1,869,215     $547,004
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation of real estate                          1,652,500    1,594,990
   Amortization of investments and other assets           202,732      227,267
   Equity in net income from Santa Fe Financial Corp.    (231,702)    (119,949)
   Gain on sale of real estate                           (630,438)      -
   Investment allowance reversal                           -          (750,000)
   Changes in assets and liabilities:
    Receivables                                          (107,778)     (54,133)
    Prepaid expenses and other assets                     (52,048)     144,054
    Accounts payable and other liabilities               (628,028)     785,655
    Income taxes payable                                1,364,515      804,300
                                                     --------------------------
 Net cash provided by operating activities              3,438,968    3,179,188
                                                     --------------------------
Cash flows from investing activities:
 Additions to buildings, improvements and equipment    (1,056,680)  (1,260,191)
 Investment in real estate                             (4,970,147)    (596,841)
 Proceeds from sale of real estate                      1,603,825       -
 Investment in Santa Fe Financial Corporation            (674,550)  (2,742,359)
 Reduction (investment) in marketable securities       (4,144,241)   6,104,755
 Reduction (investment) in other investments            1,998,624   (2,896,960)
                                                     --------------------------
 Net cash used for investing activities                (7,243,169)  (1,391,596)
                                                     --------------------------
Cash flows from financing activities:
 Principal payments on mortgage notes payable            (427,492)    (315,216)
 Proceeds from real estate refinancing                     -           985,172
 Borrowings from mortgage notes payable                 3,595,714      595,000
 Decrease (increase) in restricted cash                   224,213     (607,522)
 Increase (decrease) in due to securities broker        1,443,962   (3,331,807)
 Increase in accounts payable related to other
  investments and short positions                          -           465,814
 Sale of common stock                                      -           907,500
 Increase in note receivable - stock options               -          (613,173)
 Purchase of treasury stock                              (155,325)    (440,214)
 Issuance of treasury stock - stock options exercise       -         1,437,500
                                                     --------------------------
 Net cash provided by (used for) financing activities   4,681,072     (916,946)
                                                     --------------------------
Net increase in cash and cash equivalents                 876,871      870,645
Cash and cash equivalents at beginning of period          933,936       63,291
                                                     --------------------------
Cash and cash equivalents at end of period             $1,810,807     $933,936
                                                     ==========================
The accompanying notes are an integral part of the consolidated financial statements.

                 THE INTERGROUP CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Significant Accounting Policies and Practices:

Description of the Business
The Intergroup Corporation ("Intergroup" or the "Company") was formed to buy, develop, operate and dispose of real property and to engage in various investment activities to benefit the Company.

Basis of Presentation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the reporting period.
Actual results could differ from those estimates.

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

The carrying value of real estate is assessed regularly by management based on the operating performance of each property, including the review of occupancy levels, operating budgets, estimated useful life and estimated future cash flows. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairment losses have been recognized.

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

Income Taxes
Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in the asset and/or liability for deferred taxes.

Earnings Per Share
Net income per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). The Company is required to adopt SFAS 128 as of June 30, 1998; earlier application is not permitted. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. The Company does not believe the adoption of SFAS 128 will have a material effect on the Company's method of computation, presentation or disclosure of earnings per share amounts.

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

2.  Investment in Real Estate:
At June 30, 1997, investments in real estate consisted of twelve multi-family apartment projects located throughout the United States and approximately 22.4 acres of primarily unimproved land held for sale or development. All of the projects are completed operating properties which are directly owned.

3.  Marketable Equity Securities:
All securities are equity securities classified as available-for-sale except short positions, which represent obligations of the Company and are classified as trading activity. At June 30, 1997, the aggregate market value of marketable equity securities exceeded the aggregate cost by $9,860,714. The net unrealized gain is comprised of gross unrealized gains of $10,607,020 reduced by gross unrealized losses of $746,306. The net unrealized gain, net of deferred taxes of $5,979,371, is included as a separate item in shareholders' equity. Proceeds from sales of securities were $19,677,696 and $33,103,718 during the years ended June 30, 1997 and 1996, respectively.

Gross realized gains and losses, determined using FIFO costs, were $4,006,211 and $898,201, respectively. Any unrealized gains or losses relating to naked short positions are recognized in earnings in the current period. The Company recognized unrealized losses of approximately $4,167 related to naked short positions for the year ended June 30, 1996 and none for the year ended June 30, 1997. There were no naked short positions as of June 30, 1997.

4.  Investment in Santa Fe Financial Corporation:
The Company's chairman and president is the chairman and chief executive officer of Santa Fe Financial Corporation ("Santa Fe") and another of the Company's directors and officers serves as a director of the three member Board of Directors of Santa Fe. As of June 30, 1997, the Company owned 37.5% and the Company's chairman and president owned an additional 3.9% of the outstanding common stock of Santa Fe. The Company records its investment in Santa Fe on the equity basis and recorded earnings of $231,702 and $119,949 for the years ended June 30, 1997 and June 30, 1996, respectively. Condensed financial statements for Santa Fe are as follows:

Condensed Balance Sheet as of June 30, 1997
 Cash and cash equivalents                              $2,377,425
 Investment in marketable securities                    10,331,199
 Investment in Justice Investors                         5,500,837
 Receivable and other assets                               908,347
                                                      -------------
         Total Assets                                  $19,117,808
                                                      =============

 Other Liabilities                                        $320,777
 Due securities broker                                   3,592,857
 Minority interest                                       3,347,415
 Shareholders' equity                                   11,856,759
                                                      -------------
         Total Liabilities and Shareholders' Equity    $19,117,808
                                                      =============
Condensed Results of Operations for the
year ended June 30,                           1997         1996
 Revenues                                  $2,989,087   $2,172,830
 Net Income                                   659,305      470,882

Santa Fe's revenue is primarily generated through its 64.6% interest in Portsmouth Square, Inc. ("PSI"), which derives its revenue primarily through its 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land, improvements and leasehold known as the Financial District Holiday Inn, a 556-room hotel in San Francisco, California. PSI is both a limited and general partner in Justice and records its investment in Justice on the equity basis.

5.  Other Investments:
Other investments primarily consists of investments in corporations and securities that are not traded on any exchange.

6.  Mortgage Notes Payable:
At June 30, 1997, the Company had $34,355,613 of mortgage debt outstanding. Mortgage debt includes amortizing first mortgages maturing from May 2000 through December 2008 of $33,310,078 at fixed rates ranging from 7.335% to 10.375%, a line of credit of $784,628 requiring interest payments and a fixed monthly principal installment maturing in June 1998 at a rate floating at prime plus 0.5%, a second mortgage of $223,307 requiring interest only payments maturing March 2001 at a fixed rate of 7.165% and an amortizing second mortgage of $37,600 maturing in February 2001. Each mortgage is secured by its respective project and land. The Company made interest payments of $2,741,974 and $2,727,443 during the fiscal years ended June 30, 1997 and
1996, respectively. The annual aggregate principal payments on the mortgage notes payable for the five-year period commencing July 1, 1997 are as follows:
                            Year Ending June 30,
                                1998                    $1,223,904
                                1999                       478,213
                                2000                     5,743,774
                                2001                     3,659,570
                                2002                       430,379
                             Thereafter                 22,819,773
                                                      -------------
                                Total                  $34,355,613
                                                      =============
7.  Due to Securities Broker:
Various security brokers have advanced funds for the purchase of, and secured by, marketable securities under standard margin agreements in accordance with and subject to the limitations of 17CFR Section 240.15c3-3 under the Securities Exchange Act of 1934 and Section #220.6 of Regulation T issued by the Board of Governors of the Federal Reserve System. The interest rate on advances or cash on deposit can vary daily with money market rates. The interest rate on margin balances is based on the Federal Funds rate plus
0.875% (7.125% at June 30, 1997). The interest rate on cash or deposits is based on the Federal Funds rate less 0.5% (5.75% at June 30, 1997). The interest rate on interest rebates in connection with short positions is based on the Federal Funds rate less 0.375% (5.875% at June 30, 1997).

8.  Income Taxes:
The provision for income taxes is comprised of the following:
                                                      Year Ended June 30,
                                                           1997         1996
 Current tax expense                                     106,084     $829,421
 Deferred taxes expense (benefit)                      1,332,763     (470,593)
                                                    ------------- -----------
                                                      $1,438,847     $358,828
                                                    ============= ===========
The components of the deferred tax liability as of June 30, 1997, are as follows:
 Marketable securities basis differences                $3,747,356
 Depreciation and fixed asset basis differences          1,057,837
 Minority interests                                        244,346
                                                      -------------
   Gross deferred tax liabilities                        5,049,539
                                                      -------------
 State income taxes                                        (65,085)
 NOL and credit carryovers                                (853,911)
 Miscellaneous                                             (24,240)
                                                      -------------
   Gross deferred tax (assets)                            (943,236)
                                                      -------------
  Net deferred tax liability                            $4,106,303
                                                      =============
The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:
                                                        Year Ended June 30,
                                                         1997         1996
 Income tax at federal statutory rates                $1,124,741     $307,982
 State income taxes, net of federal benefit              203,049       86,227
 Change in valuation allowance and restatement
    of deferred liabilities                              111,057      (22,885)
 Other                                                    -           (12,496)
                                                    -------------  -----------
  Total income tax expense                            $1,438,847     $358,828
                                                    ============= ============
At June 30, 1997, the Company has federal and state net operating loss carryforwards of approximately $1,384,000 and $463,000, respectively. The carryforwards expire in varying amounts through the year 2011. The tax laws related to the utilization of loss carryforwards are complex and the amount of the Company's loss carryforward that will ultimately be available to offset future taxable income may be limited.

9.  Employee Stock Ownership Plan and Trust:
In April 1986, the Company established an Employee Stock Ownership Plan and Trust ("ESOP" or the "Plan"), effective July 1985, which enabled eligible employees to receive an ownership interest in stock of the Company. The Company did not make ESOP contributions during fiscal 1997 or 1996. The Company made no stock distributions during fiscal 1997 and distributed 7,233 shares to terminated employees during fiscal 1996.

10.  Commitments and Contingencies:
The lease on the Company's corporate headquarters is through May 31, 1998.
Rent expense was approximately $162,000 in 1997 and $194,000 in 1996. Minimum annual rentals under all leases are as follows:
                            Year Ending June 30,         Amount
                                1998                      $150,777
On February 22, 1995, Guinness Peat Group plc ("GPG") and its subsidiary ("plaintiffs") filed a complaint in the Superior Court of the State of California, County of San Diego (Case No. 685760) against the Company, Santa
Fe Financial Corporation ("Santa Fe") and certain directors of Santa Fe, arising out of the Company's investment in Santa Fe. The initial claims against the Company were dismissed on the Company's motion for summary judgment in April 1996, but the court permitted plaintiffs to replead. Plaintiffs subsequently filed an amended complaint charging the Company with fraud in allegedly promising Santa Fe's management that they would maintain their positions in return for approving the investment. A second summary judgment was granted in favor of the Company, which became final on December 31, 1996. Plaintiffs then sought expedited review and a reversal of this determination by a petition for writ filed with the Court of Appeal. That writ was denied, but plaintiffs filed an appeal of the summary judgment with the Court of Appeal. On June 9, 1997, the trial court filed an order awarding the Company $295,964 in attorney's fees and costs as the prevailing party, effective as of April 25, 1997. That award was also appealed by plaintiffs and the Court of Appeal has ordered the consolidation of the two appeals. The action will continue to be vigorously defended and every effort will be made by the Company to recover as much of the fees and costs it incurred as is possible.

On July 3, 1997, the Court of Appeal granted a petition for a writ of mandate brought by the director defendants of Santa Fe and directed the trial court to enter summary judgment in favor of those defendants. Plaintiffs have filed a petition for review to the California Supreme Court of that decision. If the writ is not modified, it will dispose of the remaining claims brought by GPG and its subsidiary. Santa Fe and the director defendants may also be in a position, as prevailing parties, to seek recovery from plaintiffs of their attorneys' fees and costs.

In March 1996, a complaint was filed by 7709 Lankershim Ltd., a California Limited Partnership ("plaintiff") in the Superior Court of the State of California, County of Riverside (Case No. 088325) against the Company and others for damages allegedly suffered by plaintiff arising out of alleged construction defects in two Indio, California apartment complexes formerly owned by the Company. Plaintiff acquired the properties from a financial institution to whom the properties were returned by the Company. The complaint alleges damages in the amount of $2,000,000. The case is in its early stages and only limited discovery has taken place. Accordingly, it is not possible to assess what exposure, if any, the Company may have at this time. There may be insurance coverage for all or a part of the costs of defense and indemnification for all or part of any liabilities suffered by the

Company. The insurance carrier is currently providing a defense, under a reservation of rights, with respect to one of the properties, Carreon Villa I, but so far has denied coverage with respect to the other property, Carreon Villa II. The Company has filed an answer denying liability and asserting numerous defenses. The action will be vigorously defended.

In May 1996, the Company initiated an action in the District Court of Johnson County, Kansas (Case No. 96C6508) against the General Partner, a number of the Limited Partners, the manager and a prospective purchaser of the Casa Maria Limited Partnership, an entity in which the Company held a fifteen percent (15%) interest. Such partnership owns a 442-unit apartment complex in Houston, Texas. By such complaint, the Company sought to enforce its right of first refusal under its partnership agreement to acquire the selling Limited Partners' interests and to preclude the General Partner from disposing of its 30% interest in the Limited Partnership to a third party (who was a partner with the then property management company in this effort) without the Company's consent. The Company also sought to remove the General Partner and the management company. The Company subsequently acquired the interests of the General Partner and Limited Partners, discharged the manager and installed a third party management company in its stead. As part of its purchase of the interests of certain limited partners and General Partner, the Company agreed to indemnify and hold those limited partners and General Partner harmless from any claims asserted by the prospective third party purchaser. That prospective purchaser counter-claimed against the Company for tortious interference with contractual relations and several other causes of action. The prospective purchaser also filed cross-claims for specific performance against certain of the limited partners. The Company has agreed to indemnify these limited partners against the actions brought by the prospective purchaser in this matter. The Company believes that the remaining claims are not meritorious and will eventually be dismissed.

The Company is a defendant or co-defendant in various legal actions involving various claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

The Company maintains a "phantom" stock program which provides for the issuance of 40,000 units with each unit equivalent to one share of common stock. Participating members of the program are credited with the incremental value in shares of common stock and dividend equivalents over a five year period from the date of award. One-fifth of such credits in the participants' accounts will vest on the first anniversary date of the award and an additional one-fifth vest on each of the next four anniversary dates. As of June 30, 1997, no granted units are outstanding.

As part of an ongoing stock repurchase program, the Company acquired 5,700 and 8,851 shares during the years ended June 30, 1997 and 1996, respectively.

12.  Related Party Transactions:
In May 1996, the Company's president exercised an option to purchase 125,000 shares of common stock at a price of $11.50 per share through a full recourse note due the Company on demand, but in no event later than May 2001. The note bears interest floating at the lower of 10% or the prime rate (8.50% at June 30, 1997) with interest payable quarterly. The balance of the note receivable of $1,437,500 is reflected as a reduction of shareholders' equity at June 30, 1997. As a result of the exercise the Company received a tax benefit of $903,995 credited directly to paid-in capital during fiscal 1996. During the fiscal year ended June 30, 1997, the president of the Company made interest payments of $134,170 in connection with the note relating to his 1996 exercise of stock options.

The Company's president is the trustee of the Employee Stock Ownership Plan. In his role as trustee, the president has the power to vote the shares of stock allocated to participants' accounts when directions are not provided to the trustee on a timely basis.

13. Subsequent Event:
In July 1997, Mr. Howard A. Jaffe, a former employee and director of the Company, accused the Company and the President and Chairman of the Board of various improprieties, including improper securities trading and reporting. On August 4, 1997, the Company filed a Form 8-K with the Securities and Exchange Commission regarding such matters. On July 25, 1997, the Board of Directors authorized its Audit and Finance Committee and its Administrative and Compensation Committee (collectively, the "Committee") to conduct a thorough, independent investigation of Mr. Jaffe's allegations and Mr. Jaffe's job performance. The Committee has engaged independent counsel to assist it to complete this investigation. Although Mr. Jaffe has threatened to bring suit against the Company in connection with the termination of his employment and his accusations, management is not aware that any such suit has been filed. Management is cooperating fully and believes there is no merit to Mr. Jaffe's claims.

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

Item 13.  Exhibits, List and Reports on Form 8-K.
(a)  Exhibits:
3.  Certificate of Incorporation and By-Laws                              **
4.  Instruments defining the rights of security holders, including
    indentures                                                            **
10.  Material Contracts
(a) Stock Option Agreement dated December 19, 1984 between the
    Trust and John V. Winfield                                             *
(b) Share of Beneficial Interest Unit Plan ("phantom stock program")
    as approved by the shareholders on February 11, 1985                   *
(c) Employee Stock Ownership Plan and Trust Agreement                    ***
(d) Stock Appreciation Rights Agreement dated April 22, 1987 as
    approved by shareholders on August 1, 1988                          ****
(e) Note and Exercise Agreement from  Mr. John V. Winfield dated May 17, 1996
     1996                                                              *****
21.  Subsidiaries:

(1) Intergroup Summit Hills, Inc. (incorporated on August 12, 1993 in TX)
(2) Intergroup Mariposa, Inc. (incorporated on June 23, 1994 in TX)
(3) Intergroup Arlington Arms, Inc. (incorporated on August 5, 1993 in OH)
(4) Intergroup Woodland Village, Inc. (incorporated on August 5, 1993 in OH)
(5) Intergroup Cross Keys, Inc. (incorporated on April 1, 1994 in MO)
(6) Intergroup Bridgeton, Inc. (incorporated on May 12, 1994 in MO)
(7) Intergroup Whisperwood, Inc. (incorporated on June 20, 1994 in PA)
(8) Intergroup Eagle Creek, Inc. (incorporated on April 15, 1994 in TX)
(9) Intergroup Entertainment Corp. (incorporated on December 23, 1993 in DE)
(10) Mutual Real Estate Corp. (incorporated on March 10, 1994 in TX)
(11) WinGroup Capital (incorporated on September 21, 1994 in CA)
(12) Broadview Enterprises, Inc. (incorporated April 14, 1995 in MO)
(13) Wayward, Inc. (incorporated April 18, 1995 in MO)
(14) Golden West Entertainment, Inc. (incorporated February 15, 1990 in CA)
(15) Golden West Television Productions, Inc. (incorporated September 17, 1991 in CA)
(16) Golden West Television Productions, Inc. (incorporated March 17, 1986 in
      NY)
(17) Intergroup The Trails, Inc. (incorporated on September 14, 1994 in TX)
(18) Intergroup Meadowbrook Gardens, Inc. (incorporated on June 23, 1994 in NJ)
(19) Intergroup Pine Lake, Inc. (incorporated on February 9, 1996 in KY)
(20) Bellagio Capital Fund, LLC (established on June 18, 1997 in CA)
(21) Intergroup Casa Maria, Inc. (incorporated on April 3, 1997 in TX)
(b)  Reports on Form 8-K:
     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

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

***** All Exhibits marked by five asterisks are incorporated herein by reference to the Company's Form 10-KSB Annual Report filed with the Securities and Exchange Commission on September 16, 1996.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERGROUP CORPORATION
(Registrant)

Date:  August 29, 1997
By    /s/ John V. Winfield
-------------------------------------------------
      John V. Winfield, Chairman of the Board;
      President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  August 29, 1997
By  /s/ John V. Winfield
---------------------------------------------------
      John V. Winfield, Chairman of the Board;
      President and Chief Executive Officer

Date:  August 29, 1997
By  /s/ William J. Nance
---------------------------------------------------
      William J. Nance, Director and Treasurer

Date:  August 29, 1997
By  /s/ Josef A. Grunwald
---------------------------------------------------
      Josef A. Grunwald, Director

Date:  August 29, 1997
By  /s/ Milderd Bond Roxborough
---------------------------------------------------
      Mildred Bond Roxborough, Director

Date:  August 29, 1997
By  /s/ Gregory C. McPherson
----------------------------------------------------
      Gregory C. McPherson, Executive Vice President,
      Assistant Treasurer and Assistant Secretary

Date:  August 29, 1997
By  /s/ David C. Gonzalez
-----------------------------------------------------
      David C. Gonzalez, Controller