Form 10KSB/A
period 1997-06-30
INTERGROUP CORP
filed 1997-10-28
CIK 69422

                  SECURITIES AND EXCHANGE COMMISSION
                      Washington,  D. C.  20549

                             FORM 10-KSB/A
                            AMENDMENT NO. 1

(X)	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    	SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended June 30, 1997

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    	SECURITIES EXCHANGE ACT OF 1934 (No fee required)

For the transition period from ______ to ______

Commission file number 1-10324

           THE INTERGROUP CORPORATION
(Name of small business issuer in its charter)

	        	DELAWARE				                         	13-3293645
(State or other jurisdiction of    	(I.R.S. Employer Identification No.)
 incorporation or organization)

2121 Avenue of the Stars, Suite 2020   Los Angeles, California      90067
          (Address of principal executive offices)           		  	(Zip Code)

Issuer's telephone number:	(310)556-1999

Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock - Par Value $.01 Per Share
           (Title of class)

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

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of August 29, 1997, was 953,649 shares.

                                  PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act.

The Company's Certificate of Incorporation provides that the Board of Directors shall consist of not more than nine nor less than five members. The exact number of Directors is fixed by the Board prior to each year's annual meeting of shareholders and as of June 30, 1997 consisted of five. The Board is divided into three staggered classes, each class having not less than one nor more than three members. Each Director is elected to serve for a three-year term, and until the election and qualification of his or her successor. When vacancies on the Board occur, due to resignation or otherwise, the Directors then in office may continue to exercise the powers of the Directors and a majority of such directors may select a new Director to fill the
vacancy.   Any Director may resign at any time.  Any Director may be
removed by the vote of, or written consent of, the holders of a majority of the shares of Common Stock outstanding at a special meeting called for the purpose of removal or to ratify the recommendation of a majority of the Directors that such Director be removed.

The Directors will not be individually liable for the debts of the Company. Each Director is indemnified by the Company against any loss, expense, or liability arising out of or in connection with the affairs of the Company unless such arises out of his acts which constitute willful misfeasance, bad faith, gross negligence, or reckless disregard of his or her duties.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 1997:

                     Position with
Name                 the Corporation      Age      Term to Expire
Class A Directors
John V. Winfield     Chairman of the       50      1997 Annual Meeting
(1)(2)(3)(4)         Board; President
                     and Chief Executive
                     Officer;

Josef Grunwald       Director              49      1997 Annual Meeting
(1)(3)(4)

Class B Director
Howard A. Jaffe      Vice Chairman;        55            (6)
(1)(3)(4)(5)         Chief Operating
                     Officer; Secretary;
                     and Director

William J. Nance(5)  Treasurer; Director   53      1998 Annual Meeting

Class C Director
Mildred Bond         Director              70      1999 Annual Meeting
Roxborough(1)(2)

Other Executive
Officer
Gregory C. McPherson  Executive Vice       38       N/A
                      President;
                      Assistant Secretary
                      and Assistant
                      Treasurer
_____________
(1)  Member of the Executive Committee
(2)  Member of the Administrative and Compensation Committee
(3)  Member of the Audit and Finance Committee
(4)  Member of the Real Estate Investment Committee
(5)  Member of the Nominating Committee
(6) Mr. Howard A. Jaffe was Chief Operating Officer, Secretary of the Company and Vice Chairman of the Board during the 1997 Fiscal Year. Mr. Jaffe resigned in July 1997 from all offices held (see
     	Note 12 to the Consolidated Financial Statements on Form 10-KSB at June 30, 1997).

Business Experience:
The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield -- Mr. Winfield was first appointed to the Board in 1982. He currently serves as the Company's Chairman of the Board, President and Chief Executive Officer, having first been appointed as such in 1987. Mr. Winfield also serves as President, Chairman and Chief Executive Officer of Santa Fe Financial Corporation and Portsmouth Square, Inc.; Director of Healthy Planet Products, Inc., and as Director for Orckit Communications, Ltd.

Josef A. Grunwald -- Mr. Grunwald is an industrial, commercial and residential real estate developer. He serves as Chairman of PDG N.V. (Belgium), a hotel management company, and President of I.B.E. Services S.A. (Belgium), an international trading company. Mr. Grunwald was first elected to the Board in 1987. Mr. Grunwald also serves as Director of Portsmouth Square, Inc.

Howard A. Jaffe -- Mr. Jaffe joined the Company in June 1994 as Chief Operating Officer. Mr. Jaffe was a partner in the law firm of Dorsey & Whitney from January 1988 to May 1994. Prior to that, he was a partner in the law firm Delson & Gordon. Mr. Jaffe was first elected to the Board in 1987 and was elected Vice Chairman of the Board in 1994. He also served as Secretary of the Company from 1987. Mr. Jaffe resigned in July 1997, as Vice Chairman of the Board, Chief Operating Officer and Secretary.

William J. Nance -- Mr. Nance is a certified public accountant and private consultant to the real estate and banking industries. He also serves as President of Century Plaza Printer, Inc. Mr. Nance was first elected to the Board in 1984. He was appointed Treasurer, Chief Operating Officer and Chief Financial Officer in 1987. Mr. Nance resigned as Chief Operating Officer and Chief Financial Officer in January 1990 but continues to serve as Treasurer. Mr. Nance is also Vice President and Director of Santa Fe Financial Corporation and Vice President, Secretary and Director of Portsmouth Square, Inc.

Mildred Bond Roxborough -- Ms. Roxborough has been Director of Development and Special Programs of the National Association for the Advancement of Colored People (NAACP) since 1986. Her responsibilities include planning and implementing fundraising programs to support the Association's national programs and developing and overseeing Special Programs on national issues. She also serves as Vice Chairman of the Board of Directors of America's Charities Federation, Chairman of its Membership and Personnel Committees and member of its Long Range Planning Committee; and Member of the Board of Directors of Morningside Health and Retirement Service, Member of Personnel Committee of Morningside Heights Housing Corporation. Ms. Roxborough was first appointed to the Company's Board in 1984 and served as Vice Chairman from 1987 through 1994.

Gregory C. McPherson -- Mr. McPherson joined the Company in March 1993. Mr. McPherson was a private financial and strategic advisor from January 1992 to March 1993 to companies in various industries. From July 1989 to December 1991, Mr. McPherson served as Vice President in the Investment Banking and Corporate Finance Department of Kemper Securities Group, Inc. From September 1987 to June 1989, Mr. McPherson attended the Harvard Business School where he received his M.B.A. and during that time was with Prudential Bache Capital Funding in their Mergers & Acquisitions and Financial Restructuring Group. For the seven years prior to attending the Harvard Business School, Mr. McPherson was a manager at the public accounting firm of Price Waterhouse LLP. Mr. McPherson is a Certified Public Accountant.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission, Directors and Executive Officers of the Company, as well as persons holding more than 10% of the Company's Common Stock, are required to file reports showing their initial ownership of the Company's Common Stock and any subsequent changes in that ownership with the Securities and Exchange Commission and all the exchanges on which the Company's securities are registered by certain specified due dates. Based solely on the Company's review of copies of such reports furnished to the Company and written representations that no other reports were required to be filed during the 1997 Fiscal Year, all such reports that were required were filed on a timely basis.

Item 10.	Executive Compensation.

The following table sets forth on an accrual basis all direct remuneration paid by the Company to the Executive Officers of the Company for the 1997 Fiscal Year, the 1996 Fiscal Year and the 1995 Fiscal Year, whose aggregate direct remuneration exceeded $100,000. Estimated annual benefits upon retirement will include allocations under the ESOP (defined below). Such benefits are not currently determinable because the plan is voluntary and employee contributions and allocations under the plan are discretionary. There are currently no employment contracts with the Executive Officers. No Long-Term Compensation Award or Payouts were made, and no Options or Stock Appreciation Rights ("SARs") were granted during the 1997 Fiscal Year, 1996 Fiscal Year or 1995 Fiscal Year.

Name and Principal                                          Other Annual
Position                   Year     Salary        Bonus     Compensation
John V. Winfield           1997    $102,078(1)
Chairman; President        1996    $195,650                   $36,622(2)
and Chief Executive        1995    $204,156                   $56,114(2)
Officer

Gregory C. McPherson       1997     $97,082(3)
Executive Vice President;  1996    $191,655
Assistant Secretary and    1995    $172,704       $50,000
Assistant Treasurer

Howard A. Jaffe (4)        1997    $300,000
Vice Chairman; Chief       1996    $300,000
Operating Officer and      1995    $300,000
Secretary
____________________
(1) Mr. Winfield is the president and Chairman of the Board of Santa Fe Financial Corporation and Portsmouth Square, Inc., and received $102,078 of compensation from those entities during the 1997 Fiscal Year.

(2) Amounts include an auto allowance and imputed interest on a note due the Company. The amount of compensation relating to interest on the note was approximately $24,000 for Fiscal Year 1996 and $43,000 for Fiscal Year 1995. The note receivables in connection with the stock options was paid in full in March 1996. The remaining amount is for the auto allowance.

(3) Mr. McPherson is a consultant of Portsmouth Square, Inc., and received consulting fees of $86,282 during the 1997 Fiscal Year.

(4) Mr. Jaffe resigned in July 1997.

Employee Stock Ownership Plan and Trust ("ESOP")

In April 1986, the Company established an Employee Stock Ownership Plan and Trust ("ESOP" or the "Plan"), effective July 1985, which enabled eligible employees to receive an ownership interest in stock of the Company. The Company did not make ESOP contributions during Fiscal Year 1997, Fiscal Year 1996 or Fiscal Year 1995. The Company made no stock distributions during Fiscal Year 1997, and made distributions of 7,233 shares during Fiscal Year 1996 and 11,197 shares during Fiscal Year 1995 to terminated employees.

Phantom Stock Program

The Company maintains a "phantom" stock program which provides for the issuance of 40,000 units with each unit being equivalent to one share of Common Stock. Participating members of the program are credited with the incremental value in shares of common stock and dividend equivalents over a five-year period from the date of award. One-fifth of such credits to participants' accounts will vest on the first anniversary date of the award and an additional one-fifth vest on each of the next four anniversary dates. No units were granted in the 1997 Fiscal Year, 1996 Fiscal Year or the 1995 Fiscal Year and, as of June 30, 1997, no units were outstanding.

Stock Incentive Plan

In 1987, the Board approved a Stock Incentive Plan providing for the issuance of up to 125,000 shares of the Company's Common Stock pursuant to the exercise of the stock options granted under the plan. The Plan also provided for the issuance of SARs which may be granted in connection with or without relation to the stock options. The plan was approved by the Company's shareholders in 1988. In conjunction with the Stock Incentive Plan, the Board and shareholders approved the grant of an option to the Company's president for the purchase of 125,000 shares of Common Stock at an exercise price of $11.50. During the 1996 Fiscal Year, the Company's president fully exercised his option. No additional options or SARs were granted under this plan, and no options to purchase shares of Common Stock remain outstanding.

Compensation of Directors

The Company's arrangements for compensation of Directors is as follows: the Chairman of the Board of Directors is eligible to receive $9,000 per annum; each Director is eligible to receive a fee of $4,000 per annum and a fee of $300 for each Board or committee meeting attended; and each Director who is a chairman of a committee of the Board of Directors is eligible to receive $350 for each committee meeting which he or she chairs. The Directors who are also Executive Officers do not receive any fee for attending either meetings of the board or of any Board committee.

Except for the foregoing, there are no other arrangements for compensation of Directors and there are no employment contracts between the Company and its Directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of September 30, 1997, certain information with respect to the beneficial ownership of Common Stock owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group:

Name and address of           Amount and Nature
Beneficial Owner              of Beneficial Owner(1)      Percentage(2)
John V. Winfield                  411,249 (3)                 43.1%
2121 Avenue of the Stars
Los Angeles, CA 90067

Josef A. Grunwald                  32,465                      3.4%
2121 Avenue of the Stars
Los Angeles, CA 90067

William J. Nance                   17,000                      1.8%
2121 Avenue of the Stars
Los Angeles, CA 90067

Mildred Bond Roxborough             1,045                        *
2121 Avenue of the Stars
Los Angeles, CA 90067

Gregory C. McPherson                3,703(4)                     *
2121 Avenue of the Stars
Los Angeles, CA 90067

All Directors and
Executive Officers as a
Group (5 persons)                 473,551                       48.8%
__________________
*  Ownership does not exceed 1%.

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 953,649 shares of Common Stock outstanding at September 30, 1997.

(3) Includes 13,549 shares allocated to Mr. Winfield under the ESOP. Does not include an additional 6,457 shares held by the ESOP with respect to which Mr. Winfield, as trustee, would have the power to vote if voting instructions are not provided by the participants on a timely basis.

(4)  Includes 1,303 shares allocated to Mr. McPherson under the ESOP.

Item 12.	Certain Relationships and Transactions.

In March 1996, the Company's president paid in full the $830,173 outstanding balance of the note relating to his 1986 exercise of stock options.

In May 1996, the Company's president exercised an option to purchase 125,000 shares of Common Stock at a price of $11.50 per share through a full recourse note due the Company on demand, but in no event later than May 2001. The note bears interest floating at the lower of 10% or the prime rate (8.50% at June 30, 1997) with interest payable quarterly. During the 1997 Fiscal Year, the president of the Company made interest payments of $134,170 in connection with the note relating to his 1996 exercise of stock options. The balance of the note receivable at June 30, 1997 was $1,437,500.

The Company's Chief Executive Officer directs the investment activity of the Company in public and private markets pursuant to the authority granted by the Board of Directors. The Chief Executive Officer and members of his immediate family have at times invested in the same companies in which the Company has invested. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members at risk in connection with investment decisions made on behalf of the Company. Following allegations concerning the Chief Executive Officer made by a former officer and director of the Company, the Board of Directors authorized committees of the Board to conduct a thorough and independent review of such matters, including the Company's practices in this regard. That review has not been completed (see Report on Form 8-K dated August 4, 1997).

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          	THE INTERGROUP CORPORATION
                                                 	(Registrant)

                                     	       /s/ John V. Winfield
                                            	By: John V. Winfield
                                              		 President; Chairman of
                                              		 the Board and Chief
                                               	 Executive Officer
October 27, 1997