Form 10QSB
period 1997-09-30
INTERGROUP CORP
filed 1997-11-14
CIK 69422

            U. S. SECURITIES AND EXCHANGE COMMISSION
                    Washington,  D. C.  20549

                           FORM 10-QSB

( X )   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of October 31, 1997 was 953,649 shares.

Transitional Small Business Disclosure Format (check one):   YES __  NO  X

                        THE INTERGROUP CORPORATION
                           INDEX TO FORM 10-QSB

PART  I.        FINANCIAL INFORMATION

Item  1.  Consolidated Financial Statements:

Consolidated Balance Sheet (unaudited)
September 30, 1997                                                          3

Consolidated Statements of Operations (unaudited)
Three Months Ended September 30, 1997 and 1996                              4

Consolidated Statements of Cash Flows (unaudited)
Three Months Ended September 30, 1997 and 1996                              5

Notes to Consolidated Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      9


PART II.        OTHER INFORMATION                                          11

Item 1.  Legal Proceedings                                                 11

Item 2.  Changes in Securities                                             13

Item 3.  Defaults Upon Senior Securities                                   13

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 5.  Other Information                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                  13

Signatures                                                                 14

                          THE INTERGROUP CORPORATION
                          CONSOLIDATED BALANCE SHEET (Unaudited)
September 30,                                                         1997
                                                                   ---------
ASSETS
Investment in real estate, at cost:
 Land                                                              $6,442,545
 Buildings, improvements and equipment                             34,557,282
 Property held for sale or development                              2,036,393
                                                                   ----------
                                                                   43,036,220
 Less: accumulated depreciation                                   (13,644,243)
                                                                   ----------
                                                                   29,391,977
Cash and cash equivalents                                             522,063
Restricted cash                                                     1,977,671
Marketable securities, at market value                             23,456,955
Investment in Santa Fe Financial Corporation                        6,485,012
Other investments                                                   1,419,201
Rent and other receivables                                            373,505
Prepaid expenses and other assets                                   1,181,812
                                                                  -----------
          Total Assets                                            $64,808,196
                                                                  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Mortgage notes payable                                           $34,234,933
 Due to securities broker                                           5,802,531
 Accounts payable and other liabilities                             2,558,401
 Deferred income taxes                                              5,872,332
                                                                   ----------
          Total Liabilities                                        48,468,197
                                                                   ----------
Commitments and Contingencies
Shareholders' Equity:
 Preferred stock, $.10 par - 100,000 shares authorized; none issued
 Common stock, $.01 par - 1,500,000 shares authorized;
  1,494,824 shares issued; 953,649 shares outstanding                  14,948
 Additional paid-in capital                                        13,658,449
 Retained earnings                                                  3,207,380
 Unrealized gain on marketable securities, net of deferred taxes    7,454,920
 Note receivable - stock options                                   (1,437,500)
 Treasury stock, at cost, 541,175 shares                           (6,558,198)
                                                                  -----------
         Total Shareholders' Equity                                16,339,999
                                                                  -----------
          Total Liabilities and Shareholders' Equity              $64,808,196
                                                                  ===========
The accompanying notes are an integral part of the consolidated financial statements.

                       THE INTERGROUP CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended September 30,                  1997        1996
Real estate operations:                               ----------   ----------
 Rental income                                         $2,951,006  $2,775,238
 Rental expenses:
  Mortgage interest expense                               725,843     682,982
  Property operating expenses                           1,417,647   1,329,602
  Real estate taxes                                       251,412     226,874
  Depreciation                                            431,388     418,647
                                                       ----------   ---------
    Income from real estate operations                    124,716     117,133
                                                       ----------   ---------
Investment transactions:
 Dividend and interest income                             102,429      29,347
 Investment gains                                       2,783,895     630,878
 Investment losses                                       (445,959)   (275,750)
 Margin interest, trading and management expenses        (216,060)   (245,958)
                                                       ----------  ----------
    Income from investment transactions                 2,224,305     138,517
                                                       ----------  ----------
Other income (expenses):
 General and administrative expenses                     (221,498)   (222,423)
 Miscellaneous income                                      33,884      43,825
                                                       ----------  ----------
    Other expenses                                       (187,614)   (178,598)
                                                       ----------   ---------
Income before provision for income taxes                2,161,407      77,052
Provision for income taxes                                900,896      37,800
                                                       ----------   ---------
Net Income                                             $1,260,511     $39,252
                                                       ==========   =========
Net Income per share                                        $1.32       $0.04
                                                       ==========   =========
Weighted average number of shares outstanding             953,649     959,349
                                                       ==========   =========
The accompanying notes are an integral part of the consolidated financial statements.

                              THE INTERGROUP CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   (Unaudited)
For the Three Months Ended September 30,                  1997        1996
Cash flows from operating activities:                  ----------  ----------
Net Income                                             $1,260,511     $39,252
Adjustments to reconcile net income to cash
 provided by (used for) operating activities:
  Depreciation of real estate                             431,388     418,647
  Amortization of other assets                             36,058      39,764
  Equity in net income from Santa Fe Financial Corp.      (47,054)    (65,284)
  Changes in assets and liabilities:
   Receivables                                             17,954     (63,963)
   Prepaid expenses and other assets                     (137,993)   (152,089)
   Accounts payable and other liabilities                 423,030    (247,644)
   Income taxes payable                                   818,320      (9,793)
                                                       ----------  ----------
Net cash provided by (used for) operating activities    2,802,214     (41,110)
                                                       ----------  ----------
Cash flows from investing activities:
Additions to buildings, improvements and equipment     (1,157,978)   (296,596)
Investment in real estate                                (265,371)          0
Investment in Santa Fe Financial Corporation                    0    (370,503)
Reduction (investment) in marketable securities        (3,861,631)    173,860
Reduction in other investments                            863,965     684,784
                                                       ----------  ----------
Net cash provided by (used for) investing activities   (4,421,015)    191,545
                                                       ----------  ----------
Cash flows from financing activities:
Principal payments on mortgage notes payable             (120,680)    (85,893)
Decrease (increase) in restricted cash                    (34,554)    114,824
(Decrease) increase in due to securities broker           885,291    (474,671)
Decrease in accounts payable related to
 other investments                                       (400,000)          0
                                                       ----------  ----------
Net cash provided by (used for) financing activities      330,057    (445,740)
                                                       ----------  ----------
Net decrease in cash and cash equivalents              (1,288,744)   (295,305)
Cash and cash equivalents at beginning of period        1,810,807     933,937
                                                       ----------  ----------
Cash and cash equivalents at end of period               $522,063    $638,632
                                                       ==========  ==========
The accompanying notes are an integral part of the consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended September 30, 1997

1.  General:
The interim financial information is unaudited; however, in the opinion of The Intergroup Corporation (the "Company"), the interim financial information contains all adjustments, including normal recurring adjustments, necessary to present fairly the results for the interim period. These consolidated financial statements should be read in conjunction with the Company's June 30, 1997 audited consolidated financial statements and notes thereto.

2.  Marketable Securities:
All securities are classified as available-for-sale except short positions, which represent obligations of the Company and are classified as trading activity. At September 30, 1997, marketable securities included $1,843,968 of debt securities. At September 30, 1997, the aggregate market value of marketable securities exceeded the aggregate cost by $12,283,972. The net unrealized gain is comprised of gross unrealized gains of $13,139,985 reduced by gross unrealized losses of $856,013. The net unrealized gain, net of deferred taxes of $7,454,920, is included as a separate item in shareholders' equity. During the three months ended September 30, 1997, proceeds from sales of securities were $9,336,951. Gross realized gains and losses are determined using FIFO costs. At September 30, 1997, the Company had no naked short positions. Any unrealized gains or losses relating to naked short positions are recognized in earnings in the current period. The dividends on short positions are recorded on the ex-dividend date.

3.  Investment in Santa Fe Financial Corporation:
As of September 30, 1997, the Company owned 37.5% and the Company's chairman and president owned an additional 3.9% of the outstanding common stock of Santa Fe Financial Corporation ("Santa Fe"). Revenues and net income for Santa Fe for the quarter ended September 30, 1997, were $634,354 and $125,613, respectively, and $831,133 and $188,788 for the prior year, respectively. The Company records its investment in Santa Fe on the equity basis and recorded earnings of $47,054 and $65,284 for the three months period ended September 30, 1997 and 1996, respectively.

Santa Fe's revenue is primarily generated through its 65.2% interest in Portsmouth Square, Inc. ("PSI"), which derives its revenue primarily through its 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land, improvements and leasehold known as the Financial District Holiday Inn, a 556-room hotel in San Francisco, California. PSI is both a limited and general partner in Justice and records its investment in Justice on the equity basis.

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

On July 3, 1997, the Court of Appeal granted a petition for a writ of mandate brought by the director defendants of Santa Fe and directed the trial court to enter summary judgment in favor of those defendants. Plaintiffs filed a petition for review to the California Supreme Court of that decision which was denied on October 15, 1997. The Court of Appeal's decision disposed of the remaining claims brought by GPG and its subsidiary. Santa Fe and the director defendants are now in a position, as prevailing parties, to seek recovery from plaintiffs of their attorneys' fees and costs.

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

5.  Related Party Transactions:
In May 1996, the Company's president exercised an option to purchase 125,000 shares of common stock at a price of $11.50 per share through a full recourse note due the Company on demand, but in no event later than May 2001. The note bears interest floating at the lower of 10% or the prime rate (8.50% at September 30, 1997) with interest payable quarterly. The balance of the note receivable of $1,437,500 is reflected as a reduction of shareholders' equity at September 30, 1997.

The Company's Chief Executive Officer directs the investment activity of the Company in public and private markets pursuant to the authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer of Santa Fe Financial Corporation and Portsmouth Square, Inc., and directs the investment activity of those Companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, members of his immediate family, Santa Fe and Portsmouth may at times, invest in the same companies in which the Company has invested. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and Portsmouth, at risk in connection with investment decisions made on behalf of the Company. Following allegations concerning the Chief Executive Officer made by a former officer and director of the Company, the Board of Directors authorized committees of the Board to conduct a thorough and independent review of such matters, including the Company's practices in this regard. That review has not been completed (see Report on Form 8-K dated August 4, 1997).

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

RESULTS OF OPERATIONS

For the three months ended September 30, 1997 vs. 1996

Income from real estate operations for the three months ended September 30, 1997, as compared to the three months ended September 30, 1996, was impacted primarily by increased revenues and expenses associated with the acquisition of the Houston, Texas property during the third quarter of fiscal 1997, offset by reduced revenues and expenses in connection with the disposition of the Atlanta, Georgia property in December 1996.

Rental income from real estate operations increased 6% to $2,951,006 from $2,775,238. The increase was primarily due to increased revenues at the Houston, Texas property, the New Jersey and the Missouri properties. The increase was primarily offset by a decrease in revenues associated with the Atlanta, Georgia property disposed in December 1996, one of the San Antonio, Texas properties and to a lesser extent, a decrease in revenues at one of the Ohio properties.

Mortgage interest expense increased 6% to $725,843 from $682,982 primarily due to the mortgage interest expenses associated with the Houston, Texas property.

Property operating expenses increased 6% to $1,417,647 from $1,329,602 primarily due to increased expenses in connection with the Houston, Texas property, offset primarily by reduced operating expenses associated with the disposition of the Atlanta, Georgia property.

Real estate taxes increased 10% to $251,412 from $226,874 due to the acquisition of the Houston, Texas property, offset by lower real estate taxes at the Irving, Texas, the Parsippany, New Jersey and the Atlanta, Georgia properties.

Depreciation increased 3% to $431,388 from $418,647 due to the acquisition of the Houston, Texas property and the capitalized property improvements throughout the real estate portfolio, but primarily at the Irving, Texas property. The increase was offset by the disposition of the Atlanta, Georgia property in December 1996.

Investment gains increased 341% to $2,783,895 from $630,878 and investment losses increased 62% to $445,959 from $275,750 as a result of the sale of securities which generated higher net investment gains during the three months ended September 30, 1997. Realized investment gains and losses may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio. Margin interest, trading and management expenses decreased 14% to $216,060 from $245,958 due primarily to a decrease of $56,437 in trading related and management expenses, offset by an increase in margin interest expense of $26,539. The overall investment portfolio, which includes marketable securities, investment in Santa Fe and other investments, had a positive return of 25.0% for the three months ended September 30, 1997 and a positive return of 38.8% for the three months ended September 30, 1996, based on the net realized and unrealized gains and losses and after expenses over the monthly average investment balance of the overall investment portfolio. For the five years ended September 30, 1997, the overall investment portfolio achieved a positive average annual compounded return of 20.7%. It should be noted that other investments are investments that are not traded on any exchange and, accordingly, the return calculations do not reflect any increases or decreases in value of other investments until such gains or losses are realized or there is an other than temporary decline in value below the cost of the investment.

Income tax expense of $900,896 and $37,800 were provided for the three months ended September 30, 1997 and 1996, respectively. The increase was due to higher income during the current period.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. The Company provided net cash flow of $2,802,214 from operating activities, used net cash flow of $4,421,015 for investing activities and generated net cash flow of $330,057 from financing activities.

On November 3, 1997, the Company entered into a contract to sell 15.1 acres of its unimproved land in St. Louis, Missouri for $4,500,000, all cash sale.

The sale will not take place prior to April 1, 1998 or after October 1, 1998. Should the Company consummate a sale, all or a portion of the proceeds may be utilized to provide additional funds to take advantage of other real estate investment opportunities.

In July 1997, the Company acquired approximately 5.4 acres of unimproved land adjacent to the Houston, Texas property for $265,371.

During the three months ended September 30, 1997, the Company improved properties in the aggregate amount of $1,157,978, which include $802,638 in connection with the renovation of the Houston, Texas property and $44,768 capitalized costs associated with the property held for sale or development. The Company is funding the renovation of the Houston, Texas property with funds from its investment portfolio, and is not utilizing third party financing. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

At September 30, 1997, the overall investment portfolio increased approximately 37% to $23,456,955 from $17,172,066 at June 30, 1997, primarily due to increased market value of securities and additional investments. Net unrealized gains increased 25% to $12,283,972 from $9,860,714 at June 30, 1997.

The Company's outstanding indebtedness includes mortgages on real estate which amounted to $34,234,933 at September 30, 1997. Management will pursue additional refinancing activities as considered necessary or when deemed economically favorable to the Company.

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

On July 3, 1997, the Court of Appeal granted a petition for a writ of mandate brought by the director defendants of Santa Fe and directed the trial court to enter summary judgment in favor of those defendants. Plaintiffs filed a petition for review to the California Supreme Court of that decision which was denied on October 15, 1997. The Court of Appeal's decision disposed of the remaining claims brought by GPG and its subsidiary.
 Santa Fe and the director defendants are now in a position, as prevailing parties, to seek recovery from plaintiffs of their attorneys' fees and costs.

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

In May 1996, the Company initiated an action in the District Court of Johnson County, Kansas (Case No. 96C6508) against the General Partner, a number of the Limited Partners, the manager and a prospective purchaser of the Casa Maria Limited Partnership. Such partnership owns a 442-unit apartment complex in Houston, Texas. By such complaint, the Company sought to enforce its right of first refusal under its partnership agreement to acquire the selling Limited Partners' interests and to preclude the General Partner from disposing of its 30% interest in the Limited Partnership to a third party (who was a partner with the then property management company in this effort) without the Company's consent. The Company also sought to remove the General Partner and the management company. The Company subsequently acquired the interests of the General Partner and Limited Partners, discharged the manager and installed a third party management company in its stead. As part of its purchase of the interests of certain limited partners and the General Partner, the Company agreed to indemnify and hold those limited partners and General Partner harmless from any claims asserted by the prospective third party purchaser. That prospective purchaser counter-claimed against the Company for tortious interference with contractual relations and several other causes of action. The prospective purchaser also filed cross-claims for specific performance against certain of the limited partners. On September 15, 1997, a motion for summary judgment was entered in favor of the Company and a mutual release of all remaining claims in that action is expected in the near future.

Items 2, 3, 4 and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K
On August 4, 1997, the Company filed a Form 8-K with the Securities and Exchange Commission regarding the resignation of one of its board members and officers.

                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              THE INTERGROUP CORPORATION
                     (Registrant)


Date:     November 14, 1997
By /s/ John V. Winfield
------------------------------------------------------
      John V. Winfield
      Chairman, President and Chief Executive Officer

Date:     November 14, 1997
By  /s/ Gregory C. McPherson
------------------------------------------------------
      Gregory C. McPherson
      Executive Vice President, Assistant Treasurer
      and Assistant Secretary

Date:     November 14, 1997
By  /s/ David C. Gonzalez
------------------------------------------------------
      David C. Gonzalez
      Controller