Form 10QSB
period 1997-12-31
INTERGROUP CORP
filed 1998-02-17
CIK 69422

              U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington,  D. C.  20549

                            FORM 10-QSB

( X )   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of January 31, 1998 was 948,149 shares.

Transitional Small Business Disclosure Format (check one):   YES __  NO  X

                        THE INTERGROUP CORPORATION
                           INDEX TO FORM 10-QSB

PART  I.        FINANCIAL INFORMATION

Item  1.  Consolidated Financial Statements:

Consolidated Balance Sheet (unaudited)
December 31, 1997                                                           3

Consolidated Statements of Operations (unaudited)
Six Months Ended December 31, 1997 and 1996                                 4

Consolidated Statements of Cash Flows (unaudited)
Six Months Ended December 31, 1997 and 1996                                 5

Consolidated Statements of Operations (unaudited)
Three Months Ended December 31, 1997 and 1996                               7

Notes to Consolidated Financial Statements                                  8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     11


PART II.        OTHER INFORMATION

Item 1.  Legal Proceedings                                                 16

Item 2.  Changes in Securities                                             17

Item 3.  Defaults Upon Senior Securities                                   17

Item 4.  Submission of Matters to a Vote of Security Holders               17

Item 5.  Other Information                                                 18

Item 6.  Exhibits and Reports on Form 8-K                                  18

Signatures                                                                 19

                          THE INTERGROUP CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
December 31,
ASSETS                                                                1997
Investment in real estate, at cost:
 Land                                                              $6,272,945
 Buildings, improvements and equipment                             33,867,455
 Property held for sale or development                              2,077,644
                                                                 ------------
                                                                   42,218,044
 Less: accumulated depreciation                                   (12,851,379)
                                                                 ------------
                                                                   29,366,665
Cash and cash equivalents                                             274,185
Restricted cash                                                     1,629,843
Marketable securities, at market value                             21,486,298
Investment in Santa Fe Financial Corporation                        7,609,369
Other investments                                                   1,062,006
Rent and other receivables                                            503,399
Prepaid expenses and other assets                                   1,185,061
                                                                  -----------
          Total Assets                                            $63,116,826
                                                                  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Mortgage notes payable                                           $34,557,392
 Due to securities broker                                           5,990,224
 Accounts payable and other liabilities                             3,676,374
 Deferred income taxes                                              4,597,092
                                                                  -----------
          Total Liabilities                                        48,821,082
                                                                  -----------
Commitments and Contingencies
Shareholders' Equity:
 Preferred stock, $.10 par - 100,000 shares authorized;
  none issued
 Common stock, $.01 par - 1,500,000 shares authorized;
  1,494,824 shares issued; 948,149 shares outstanding                  14,948
 Additional paid-in capital                                        13,658,449
 Retained earnings                                                  2,510,615
 Unrealized gain on marketable securities, net of deferred taxes    6,304,860
 Note receivable - stock options                                   (1,437,500)
 Treasury stock, at cost, 546,675 shares                           (6,755,628)
                                                                  -----------
          Total Shareholders' Equity                               14,295,744
                                                                  -----------
         Total Liabilities and Shareholders' Equity               $63,116,826
                                                                  ===========
The accompanying notes are an integral part of the consolidated financial statements.

                       THE INTERGROUP CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

For the Six Months Ended December 30,                     1997        1996
Real estate operations:                                ---------   ---------
 Rental income                                         $5,822,469  $5,559,926
 Rental expenses:
  Mortgage interest expense                             1,846,405   1,364,464
  Property operating expenses                           3,080,097   2,627,883
  Real estate taxes                                       505,164     461,826
  Depreciation                                            927,849     838,524
                                                        ---------   ---------
                                                         (537,046)    267,229
  Gain on sale of real estate                                         630,438
                                                        ---------   ---------
    Income (loss) from real estate operations            (537,046)    897,667
                                                        ---------   ---------
Investment transactions:
 Dividend and interest income                             191,120      52,847
 Investment gains                                       3,842,692     709,601
 Investment losses                                     (1,443,149)   (378,301)
 Margin interest, trading and management expenses        (426,865)   (451,407)
                                                       ----------   ---------
    Income (loss) from investment transactions          2,163,798     (67,260)
                                                       ----------   ---------
Other income (expenses):
 General and administrative expenses                     (471,935)   (462,153)
 Miscellaneous income (expense)                           (71,751)     72,316
                                                       ----------   ---------
    Other expenses                                       (543,686)   (389,837)
                                                       ----------   ---------
Income before provision for income taxes                1,083,066     440,570

Provision for income taxes                                519,321      81,407
                                                       ----------   ---------
Net Income                                               $563,745    $359,163
                                                       ==========   =========
Net Income per share, basic and diluted                     $0.59       $0.37
                                                       ==========   =========
Weighted average number of shares outstanding             953,100     959,349
                                                       ==========   =========
The accompanying notes are an integral part of the consolidated financial statements.

                              THE INTERGROUP CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
For the Six Months Ended December 31,                     1997         1996
Cash flows from operating activities:                   ---------   ---------
Net Income                                               $563,745    $359,163
Adjustments to reconcile net income to cash
 provided by (used for) operating activities:
  Depreciation of real estate                             927,849     838,524
  Amortization of other assets                             69,156      73,938
  Equity in net income from Santa Fe Financial Corp.     (129,545)   (117,765)
  Gain on sale of real estate                                   0    (630,438)
  Changes in assets and liabilities:
   Receivables                                           (118,688)   (104,866)
   Prepaid expenses and other assets                     (155,330)    (54,122)
   Accounts payable and other liabilities                 775,540    (604,945)
   Income taxes payable                                   280,903      33,790
                                                       ----------   ---------
Net cash provided by (used for) operating activities    2,213,630    (206,721)
                                                       ----------   ---------
Cash flows from investing activities:
Additions to buildings, improvements and equipment     (2,481,125)   (473,032)
Investment in real estate                                (265,371)          0
Proceeds from sale of real estate                               0   1,603,825
Investment in Santa Fe Financial Corporation             (312,810)   (421,033)
Investment in marketable securities                    (3,778,857)   (783,480)
Reduction in other investments                          1,079,956     529,784
                                                       -----------  ---------
Net cash provided by (used for) investing activities   (5,758,207)    456,064
                                                       -----------  ---------
Cash flows from financing activities:
Principal payments on mortgage notes payable             (253,278)   (180,687)
Increase in notes payable from real estate financing    1,701,670           0
Decrease in restricted cash                               184,009     608,416
Increase in due to securities broker                    1,072,984     117,685
Increase (decrease) in other liabilities related
 to other investments                                    (500,000)    150,000
Purchase of treasury stock                               (197,430)          0
Net cash provided by financing activities               2,007,955     695,414
                                                       ----------  ----------
Net increase (decrease) in cash and cash equivalents   (1,536,622)    944,757
Cash and cash equivalents at beginning of period        1,810,807     933,936
                                                       ----------  ----------
Cash and cash equivalents at end of period               $274,185  $1,878,693
                                                       ==========  ==========
The accompanying notes are an integral part of the consolidated financial statements.

                               THE INTERGROUP CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


Supplemental Information
Non-cash investing and financing activities due to
 exchange of equity interest in real estate:
Decrease in land, buildings and improvements             $882,336          $0
Decrease in other net assets                              364,278           0
Decrease in mortgage notes payable                     (1,246,614)          0

The accompanying notes are an integral part of the consolidated financial statements.

                       THE INTERGROUP CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

For the Three Months Ended December 31,                   1997        1996
Real estate operations:                                ----------  ----------
 Rental income                                         $2,871,463  $2,784,688
 Rental expenses:
  Mortgage interest expense                             1,120,562     681,482
  Property operating expenses                           1,662,450   1,298,281
  Real estate taxes                                       253,752     234,952
  Depreciation                                            496,461     419,877
                                                       ----------  ----------
                                                         (661,762)    150,096
  Gain on sale of real estate                                   0     630,438
                                                       ----------  ----------
    Income (loss) from real estate operations            (661,762)    780,534
                                                       ----------  ----------
Investment transactions:
 Dividend and interest income                              88,691      23,500
 Investment gains                                       1,058,797      78,723
 Investment losses                                       (997,190)   (102,551)
 Margin interest, trading and management expenses        (210,805)   (205,449)
                                                       -----------  ---------
    Loss from investment transactions                     (60,507)   (205,777)
                                                       -----------  ---------
Other income (expenses):
 General and administrative expenses                     (250,437)   (239,730)
 Miscellaneous income (expense)                          (105,635)     28,491
                                                        ----------  ---------
    Other expenses                                       (356,072)   (211,239)
                                                        ----------  ---------
Income (loss) before provision for income taxes        (1,078,341)    363,518

Provision for income taxes (benefit)                     (381,575)     43,607
                                                        ----------  ---------
Net Income (loss)                                       ($696,766)   $319,911
                                                        ==========  =========
Net Income (Loss) per share, basic and diluted             ($0.73)      $0.33
                                                        ==========  =========
Weighted average number of shares outstanding             958,051     959,349
                                                        ==========  =========
The accompanying notes are an integral part of the consolidated financial statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

For the six months ended December 31, 1997

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

2.  Marketable Securities:

All securities are classified as available-for-sale except short positions, which represent obligations of the Company and are classified as trading activity. At December 31, 1997, marketable securities included $1,072,141 of debt securities. At December 31, 1997, the aggregate market value of marketable securities exceeded the aggregate cost by $10,396,089. The net unrealized gain is comprised of gross unrealized gains of $11,482,536 reduced by gross unrealized losses of $1,086,447. The net unrealized gain, net of deferred taxes of $4,091,229, is included as a separate item in shareholders' equity. During the six months ended December 31, 1997, proceeds from sales of securities were $18,508,976. Gross realized gains and losses are determined using first in first out ("FIFO") costs. At December 31, 1997, the Company had no naked short positions. Any unrealized gains or losses relating to naked short positions are recognized in earnings in the current period. The dividends on short positions are recorded on the ex-dividend date.

3.  Investment in Santa Fe Financial Corporation:

As of December 31, 1997, the Company owned 41.0% and the Company's chairman and president owned an additional 3.7% of the outstanding common stock of Santa Fe Financial Corporation ("Santa Fe"), respectively. Revenues and net income for Santa Fe for the quarter ended December 31, 1997, were $1,076,248 and $229,890, respectively, and $730,590 and $149,383 for the prior year, respectively. Revenues and net income for Santa Fe for the six months ended December 31, 1997, were $1,710,602 and $355,503, respectively, and $1,561,723 and $338,171 for the prior year, respectively. The Company records its investment in Santa Fe on the equity basis and recorded earnings of $129,545 and $117,765 for the six months period ended December 31, 1997 and 1996, respectively.

Santa Fe's revenue is primarily generated through its 65.5% interest in Portsmouth Square, Inc. ("PSI"), which derives its revenue primarily through its 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land, improvements and leasehold known as the Financial District Holiday Inn, a 556-room hotel in San Francisco, California. PSI is both a limited and general partner in Justice and records its investment in Justice on the equity basis.

On December 31, 1997, Intergroup exchanged a 55.4% equity interest in Intergroup Woodland Village, Inc. ("Woodland") for 31,800 shares of a newly-created convertible voting preferred stock of Santa Fe with a 6.0% coupon and a $27.00 par value. Each share is convertible into one share of restricted $.10 par value Common Stock of Santa Fe at an exercise price of $27.00, with an eight year conversion exercise period. The Preferred Stock will have voting rights as if converted into Common Stock. Woodland's primary asset is a 100-unit apartment complex located in Cincinnati, Ohio.

4.  Commitments and Contingencies:

On February 22, 1995, Guinness Peat Group PLC ("GPG") and its subsidiary ("Plaintiffs") filed a complaint in the Superior Court of the State of California, County of San Diego (Case No. 685760) against the Company, Santa Fe Financial Corporation ("Santa Fe") and certain directors of Santa Fe, arising out of the Company's investment in Santa Fe. A summary judgment was granted in favor of the Company, which became final on December 31,1996. That judgment was appealed by Plaintiffs. On June 9, 1997, the trial court filed an order awarding the Company $295,964 in attorneys' fees and costs as the prevailing party, effective as of April 25, 1997. That award was also appealed by Plaintiffs and the Court of Appeal has ordered the consolidation of the two appeals. The action will continue to be vigorously defended and every effort will be made by the Company to recover the fees and costs it incurred.

In March 1996, a complaint was filed by 7709 Lankershim Ltd., a California Limited Partnership ("Plaintiff") in the Superior Court of the State of California, County of Riverside (Case No. 088325) against the Company and others for damages allegedly suffered by Plaintiff arising out of alleged construction defects in two Indio, California apartment complexes formerly owned by the Company. Plaintiff acquired the properties from a financial institution to whom the properties were returned by the Company. The complaint alleges damages in the amount of $2,000,000. The case is in its early stages and only limited discovery has taken place. Accordingly, it is not possible to assess what exposure, if any, the Company may have at this time. There may be insurance coverage for all or a part of the costs of defense and indemnification for all or part of any liabilities suffered by the Company. That action, as well as the action for declaratory relief discussed below, will be vigorously defended. On January 5, 1998, the Company was served with a complaint filed by the insurance carrier for declaratory relief respecting the coverage on the two Indio, California apartment complexes. That complaint, which was also filed in the Superior Court, Riverside County, (Case No. INC 004158) puts at issue all aspects of the insurance coverage for the properties.

The Company is a defendant or co-defendant in various legal actions involving various claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

5.  Related Party Transactions:

In May 1996, the Company's president exercised an option to purchase 125,000 shares of common stock at a price of $11.50 per share through a full recourse note due the Company on demand, but in no event later than May 2001. The note bears interest floating at the lower of 10% or the prime rate (8.50% at December 31, 1997) with interest payable quarterly. The balance of the note receivable of $1,437,500 is reflected as a reduction of shareholders' equity at December 31, 1997.

The Company's Chief Executive Officer directs the investment activity of the Company in public and private markets pursuant to the authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer of Santa Fe Financial Corporation and Portsmouth Square, Inc., and directs the investment activity of those Companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, members of his immediate family, Santa Fe and Portsmouth may at times invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and Portsmouth, at risk in connection with investment decisions made on behalf of the Company. Following allegations concerning the Chief Executive Officer made by a former officer and director of the Company, the Board of Directors authorized committees of the Board to conduct a thorough and independent review of such matters, including the Company's practices in this regard. That review has not been completed (see Report on Form 8-K dated August 4, 1997).

6. Financial Accounting Standard No.128, Earnings Per Share:

During the quarter ended December 31, 1997 the Company adopted Financial Accounting Standards No.128, Earnings Per Share ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for basic and fully-diluted earnings per share. The Company reported earnings per share in accordance with SFAS 128 for the three and six month period ended December 31, 1997 and 1996.

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

RESULTS OF OPERATIONS

For the six months ended December 31, 1997 vs. 1996

The loss from real estate operations for the six months ended December 31, 1997 was $537,046 compared to income of $897,667 for the six months ended December 31, 1996, which included a $630,438 gain on sale of real estate. The loss for the six months ended December 31, 1997 was impacted primarily by a $355,000 prepayment penalty in connection with the refinancing of the Irving, Texas property and higher than anticipated operating costs and lower than anticipated revenues in connection with the lease-up phase of the Houston, Texas property acquired during the third quarter of fiscal 1997 and by reduced revenues and expenses in connection with the disposition of the Atlanta, Georgia property in December 1996.

Rental income from real estate operations increased 5% to $5,822,469 from $5,559,926. The increase was primarily due to increased revenues at the Irving, Texas and Parsippany, New Jersey properties and to the acquisition of the Houston Texas property in the third quarter of 1997. The increase was primarily offset by a decrease in revenues due to the sale of the Atlanta, Georgia property in December 1996, a decrease in revenues at one of the San Antonio, Texas properties and one of the Ohio properties.
Subsequent to December 31, 1997, the Company entered into a new property management agreement with a third party management company in connection with the two Ohio properties, and terminated the previous management in order to improve the performance at the two Ohio properties.

Mortgage interest expense increased 35% to $1,846,405 from $1,364,464 primarily due to a $355,000 prepayment penalty associated with the refinancing of the Irving, Texas property in December 1997, from a 10.375% interest rate to a 7.01% interest rate and mortgage interest expense associated with the Houston, Texas property acquired during the third quarter of fiscal 1997.

Property operating expenses increased 17% to $3,080,097 from $2,627,883 primarily due to operating costs in connection with the Houston, Texas property, and to a lesser extent, increased operating costs at the Ohio and Pennsylvania properties. The increase was partially offset by operating expenses associated with the Atlanta, Georgia property sold in December 1996.

Real estate taxes increased 9% to $505,164 from $461,826 due to increased real estate taxes at the Houston, Texas property, offset by real estate taxes associated with the Atlanta, Georgia property sold in December 1996.

Depreciation increased 11% to $927,849 from $838,524 due to the Houston, Texas property acquired during the third quarter of fiscal 1997 and capitalized improvements throughout the real estate portfolio.

On December 31, 1996, the Company sold its Atlanta, Georgia property for $1,800,000. The sales price, less closing costs and other expenses, resulted in net proceeds of $1,603,825 and a gain from the sale of real estate of $630,438. There were no sales of real estate during the six months ended December 31, 1997.

Investment gains increased 441% to $3,842,692 from $709,601 and investment losses increased 282% to $1,443,149 from $378,301. Investment gains, net of losses, increased 624% to $2,399,543 compared to $331,300 as a result of the sale of certain securities which generated higher net investment gains during the six months ended December 31, 1997. Realized investment gains and losses may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in the amount from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio. Margin interest, trading, and management expenses decreased 5% to $426,865 from $451,406 due to a decrease in trading-related and management expenses of $107,317 primarily due to lower legal costs associated with investments which were offset by an increase in margin interest expense of $82,776. The overall investment portfolio, which includes marketable securities, the Company's investment in Santa Fe and other investments, had a positive return of 14.0% for the six months ended December 31, 1997 and a positive return of 17.3% for the six months ended December 31, 1996, based on the net realized and unrealized gains and losses and after expenses divided by the monthly average investment balance of the overall investment portfolio. For the five years ended December 31, 1997, the overall investment portfolio achieved a positive average annual compounded return of 19.0%. It should be noted that other investments are investments that are not traded on any exchange and, accordingly, the return calculations do not reflect any increases or decreases in value of other investments until such gains or losses are realized or there is an other than temporary decline in value below the cost of the investment.

General and administrative expenses increased 2% to $471,935 from $462,153 due to increased professional fees offset by lower personnel costs.

Miscellaneous expense increased to $71,751 in expense compared to $72,316 in miscellaneous income due to legal and professional fees incurred during the current period in connection with an independent review of allegations made by a former officer and director of the Company, offset by miscellaneous income.

Income tax expense of $519,321 and $81,407 were provided for the six months ended December 31, 1997 and 1996, respectively. The increase results from increased revenues during the current period compared to the previous year.

For the three months ended December 31, 1997 vs. 1996

The loss from real estate operations for the three months ended December 31, 1997 was $661,762 compared to income of $780,534 for the three months ended December 31, 1996, which included a $630,438 gain on sale of real estate. The loss for the three months ended December 31, 1997 was impacted primarily by a $355,000 prepayment penalty in connection with the refinancing of the Irving, Texas property in December 1997, and higher than anticipated operating costs and lower than anticipated revenues in connection with the lease-up phase of the Houston, Texas property acquired during the third quarter of fiscal 1997 and by reduced revenues and expenses in connection with the disposition of the Atlanta, Georgia property in December 1996.

Rental income from real estate operations increased 3% to $2,871,463 from $2,784,688 primarily due to increased revenues at the Irving, Texas property and to the acquisition of the Houston, Texas property during the third quarter of fiscal 1997. The increase was offset primarily by reduced revenues due to the sale of the Atlanta, Georgia property in December 1996, and reduced revenues at the Ohio, Kentucky and one of the San Antonio, Texas properties.

Mortgage interest expense increased 64% to $1,120,562 from $681,482 primarily due to a $355,000 prepayment penalty associated with refinancing of the Irving, Texas property in December 1997, from a 10.375% interest rate to a 7.01% interest rate, and mortgage interest expense associated with the Houston, Texas property acquired during the third quarter of fiscal 1997.

Property operating expenses increased 28% to $1,662,450 from $1,298,281 primarily due to operating costs in connection with the Houston, Texas property, and to a lesser extent, increased operating costs at the Ohio and Pennsylvania properties. The increase was partially offset by operating expenses associated with the Atlanta, Georgia property sold in December 1996.

Real estate taxes increased 8% to $253,752 from $234,952 due to increased real estate taxes at the Houston, Texas property acquired in the third quarter of fiscal 1997, offset by real estate taxes associated with the Atlanta, Georgia property sold in December 1996.

Depreciation increased 18% to $496,461 from $419,877 due to the Houston, Texas property acquired during the third quarter of fiscal 1997 and capitalized improvements throughout the real estate portfolio.

On December 31, 1996, the Company sold its Atlanta, Georgia property for $1,800,000. The sales price, less closing costs and other expenses, resulted in net proceeds of $1,603,825 and a gain from the sale of real estate of $630,438. There were no sales of real estate during the three months ended December 31, 1997.

Investment gains increased 1245% to $1,058,797 from $78,723 and investment losses increased 872% to $997,190 from $102,551. Investment gains, net of losses, increased 358% to $61,607 compared to investment losses, net of gains of $23,828 as a result of the sale of certain securities which generated higher net investment gains during the three months ended
December 31, 1997. Realized investment gains and losses may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio. Margin interest, trading, and management expenses increased 3% to $210,805 from $205,449 due to an increase in margin interest expense of $56,237 and a decrease in trading related and management expenses of $50,880 relating primarily to a decrease in legal costs associated with investments. The overall investment portfolio, which includes marketable securities, the Company's investment in Santa Fe and other investments, had a negative return of 7.1% for the three months ended December 31, 1997 and a negative return of 15.6% for the three months ended December 31, 1996, based on the net realized and unrealized gains and losses and after expenses divided by the monthly average investment balance of the overall investment portfolio. It should be noted that other investments are investments that are not traded on any exchange and, accordingly, the return calculations do not reflect any increases or decreases in value of other investments until such gains or losses are realized or there is an other than temporary decline in value below the cost of the investment.

General and administrative expenses increased 4% to $250,437 from $239,730 due to increased professional fees, offset by lower personnel costs.

Miscellaneous expense increased to $105,635 in expense compared to $28,491 in miscellaneous income due to legal and professional fees incurred during the current period in connection with an independent review of allegations made by a former officer and director of the Company, offset by miscellaneous income.

Income tax benefit of $381,575 and income tax expense of $43,607 were provided for the three months ended December 31, 1997 and 1996, respectively. The change results from the loss realized during the current quarter, as compared to income for the prior year.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. The Company provided net cash flow of $2,213,630 from operating activities, used net cash flow of $5,758,207 for investing activities and generated net cash flow of $2,007,955 from financing activities.

On November 3, 1997, the Company entered into a contingent contract to sell
15.1 acres of its unimproved land in St. Louis, Missouri for $4,500,000. The sale is not contemplated to close prior to April 1, 1998. Should the Company consummate a sale, all or a portion of the proceeds may be utilized to acquire other real estate investments.

In July 1997, the Company acquired approximately 5.4 acres of unimproved land parcel adjacent to the Houston, Texas property for $265,371.

During the six months ended December 31, 1997, the Company improved properties in the aggregate amount of $2,481,125, which include $1,656,245 in connection with the renovation of the Houston, Texas property and $57,899 capitalized costs associated with property held for sale or development. The Company funded the renovation of the Houston, Texas property with proceeds from its investment portfolio, and did not utilize third party financing. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

For the six months ended December 31, 1997, the overall investment portfolio increased approximately 25% to $21,486,298 from $17,172,066 at June 30, 1997, primarily due to increased market value of securities and additional investments. Net unrealized gains, before taxes, increased 5% to $10,396,089 from $9,860,714 at June 30, 1997.

On December 31, 1997, Intergroup exchanged a 55.4% equity interest in Intergroup Woodland Village, Inc. ("Woodland") for 31,800 shares of a newly-created convertible voting preferred stock of Santa Fe with a 6.0% coupon and a $27.00 par value. Each share is convertible into one share of restricted $.10 par value Common Stock of Santa Fe at an exercise price of $27.00, with an eight year conversion exercise period. The Preferred Stock will have voting rights as if converted into Common Stock. Woodland's primary asset is a 100-unit apartment complex located in Cincinnati, Ohio.

The Company's outstanding indebtedness includes mortgages on real estate which amounted to $34,557,392 at December 31, 1997. During the six months ended December 31, 1997, the Company refinanced its Irving, Texas property for $4,625,000. Management will pursue additional refinancing activities as considered necessary or when deemed economically favorable to the Company.

During the quarter ended December 31, 1997 the Company repurchased 5,500 shares of its common stock under its repurchase program. The aggregate purchase price for such shares was $197,430.

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

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously reported, in May 1996, the Company initiated an action in the District Court of Johnson County, Kansas (Case No. 96C6508) against the General Partner, a number of the Limited Partners, the manager and a prospective purchaser of the Casa Maria Limited Partnership. Numerous cross-and couter-claims were also filed in that action. On December 8, 1997, an order of dismissal was filed in that action terminating all of those remaining claims, which brought that litigation to a successful conclusion.

On February 22, 1995, Guinness Peat Group plc ("GPG") and its subsidiary ("Plaintiffs") filed a complaint in the Superior Court of the State of California, County of San Diego (Case No. 685760) against the Company, Santa Fe Financial Corporation ("Santa Fe") and certain directors of Santa Fe, arising out of the Company's investment in Santa Fe. A summary judgment was granted in favor of the Company, which became final on December 31, 1996. That judgment was appealed by Plaintiffs. On June 9, 1997, the trial court filed an order awarding the Company $295,964 in attorneys' fees and costs as the prevailing party, effective as of April 25, 1997. That award was also appealed by Plaintiffs and the Court of Appeal has ordered the consolidation of the two appeals. The action will continue to be vigorously defended and every effort will be made by the Company to recover the fees and costs it incurred.

On July 3, 1997, the Court of Appeal granted a petition for a writ of mandate brought by the director defendants of Santa Fe and directed the trial court to enter summary judgment in favor of those defendants. Plaintiffs filed a petition for review to the California Supreme Court of that decision, which was denied on October 15, 1997. The Court of Appeal's decision disposed of the remaining claims brought by GPG and its subsidiary.

On January 21, 1998, a final judgment was entered in favor of the director defendants. Santa Fe and the director defendants, as prevailing parties, have applied to the trial court to recover their attorneys' fees and costs.

In March 1996, a complaint was filed by 7709 Lankershim Ltd., a California Limited Partnership ("Plaintiff") in the Superior Court of the State of California, County of Riverside (Case No. 088325) against the Company and others for damages allegedly suffered by Plaintiff arising out of alleged construction defects in two Indio, California apartment complexes formerly owned by the Company. Plaintiff acquired the properties from a financial institution to whom the properties were returned by the Company. The complaint alleges damages in the amount of $2,000,000. The case is in its early stages and only limited discovery has taken place. Accordingly, it is not possible to assess what exposure, if any, the Company may have at this time. There may be insurance coverage for all or a part of the costs of defense and indemnification for all or part of any liabilities suffered by the Company. That action, as well as the action for declaratory relief discussed below, will be vigorously defended. On January 5, 1998, the Company was served with a complaint filed by the insurance carrier for declaratory relief respecting the coverage on the two Indio, California apartment complexes. That complaint, which was also filed in the Superior Court, Riverside County, (Case No INC 004158) puts at issue all aspects of the insurance coverage for the properties.

Items 2 and 3 are not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

The 1997 Annual Meeting of the Stockholders of the Company was held on January 13, 1998, at the Park Hyatt Los Angeles Hotel, 2151 Avenue of the Stars, Century City, California, with the following results: (1) Mr. John
V. Winfield and Mr. Josef A. Grunwald were elected Class A Directors of the Company to serve until the 2000 Annual Meeting with an excess of 99% of the shares of Common Stock voted at the Annual Meeting. Mr. William J. Nance and Mrs. Mildred Bond Roxborough continue to serve as Directors of the Company; and (2) The ratification of Price Waterhouse LLP as independent accountants of the Company was passed with a majority of votes. A tabulation of the votes follows:

Proposal (1) - Class A Directors:       Votes For    Against  Abstained
 John V. Winfield                        918,297      5,483       0
 Josef A. Grunwald                       915,390      8,390       0
Proposal (2) - Accountants:
 Price Waterhouse LLP                    916,109      3,976      3,695

In January 1998, the Board of Directors of the Company elected Gary N. Jacobs, Esq. and Mr. John C. Love to serve as additional Class B and Class C directors, respectively, thereby increasing the Board to six members.

Item 5.  Other Information

On January 13, 1998 the Board of Directors approved the repurchase, from time to time, of up to 100,000 shares of its Common Stock. Such repurchases, together with previously authorized repurchases of up to 48,000 shares which remain under a prior repurchase program, may be made in the discretion of management and depending upon market conditions.

Item 6. Exhibits and Reports on Form 8-K
There were no Form 8-K filings during the quarter ended December 31, 1997.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              THE INTERGROUP CORPORATION
                     (Registrant)


Date:     February 13, 1998
By /s/ John V. Winfield
------------------------------------------------------
      John V. Winfield
      Chairman, President and Chief Executive Officer

Date:     February 13, 1998
By  /s/ Gregory C. McPherson
------------------------------------------------------
      Gregory C. McPherson
      Executive Vice President, Assistant Treasurer
      and Assistant Secretary

Date:     February 13, 1998
By  /s/ David C. Gonzalez
------------------------------------------------------
      David C. Gonzalez
      Controller