Form 10QSB
period 1998-03-31
INTERGROUP CORP
filed 1998-05-15
CIK 69422

U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington,  D. C.  20549

                            FORM 10-QSB

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of April 30, 1998 was 944,149 shares.

Transitional Small Business Disclosure Format (check one):   YES __  NO  X

                          THE INTERGROUP CORPORATION
                             INDEX TO FORM 10-QSB

PART  I.        FINANCIAL INFORMATION

Item  1.  Consolidated Financial Statements:

Consolidated Balance Sheet (unaudited)
March 31, 1998                                                              3

Consolidated Statements of Operations (unaudited)
Nine Months Ended March 31, 1998 and 1997                                   4

Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended March 31, 1998 and 1997                                   5

Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 1998 and 1997                                  6

Notes to Consolidated Financial Statements                                  7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     11


PART II.        OTHER INFORMATION

Item 1.  Legal Proceedings                                                 16

Item 5.  Other Information                                                 16

Item 6.  Exhibits and Reports on Form 8-K                                  17

Signatures                                                                 18

                          THE INTERGROUP CORPORATION
                          CONSOLIDATED BALANCE SHEET
                               (Unaudited)
March 31,
ASSETS                                                               1998
Investment in real estate, at cost:
 Land                                                             $6,272,945
 Buildings, improvements and equipment                            34,259,994
 Property held for sale or development                             2,077,769
                                                                 -----------
                                                                  42,610,708
 Less: accumulated depreciation                                  (13,314,325)
                                                                 -----------
                                                                  29,296,383
Cash and cash equivalents                                          1,352,056
Restricted cash                                                    1,674,310
Marketable securities, at market value                            28,209,192
Investment in Santa Fe Financial Corporation                       8,569,823
Other investments                                                  1,062,006
Rent and other receivables                                           544,532
Prepaid expenses and other assets                                  1,144,020
                                                                 -----------
          Total Assets                                           $71,852,322
                                                                 ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Mortgage notes payable                                          $35,800,085
 Due to securities broker                                         12,808,991
 Accounts payable and other liabilities                            3,931,556
 Deferred income taxes                                             4,916,171
                                                                 -----------
          Total Liabilities                                       57,456,803

Commitments and Contingencies

Shareholders' Equity:
 Preferred stock, $.10 par - 100,000 shares authorized;
  none issued
 Common stock, $.01 par - 1,500,000 shares authorized;
  1,494,824 shares issued; 944,149 shares outstanding                 14,948
 Additional paid-in capital                                       13,698,659
 Retained earnings                                                 3,471,221
 Unrealized gain on marketable securities
  net of deferred tax                                              5,545,002
 Note receivable - stock options                                  (1,437,500)
 Treasury stock, at cost, 550,675 shares                          (6,896,811)
                                                                 -----------
          Total Shareholders' Equity                              14,395,519
                                                                 -----------
          Total Liabilities and Shareholders' Equity             $71,852,322
                                                                 ===========
The accompanying notes are an integral part of the consolidated financial statements.

                       THE INTERGROUP CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

For the Nine Months Ended March 31,                       1998        1997
Real estate operations:                                ----------  ---------
 Rental revenue                                        $8,564,202  $8,455,641
 Rental expenses:
  Mortgage interest expense                             2,640,145   2,072,600
  Property operating expenses                           4,508,130   3,949,029
  Real estate taxes                                       749,066     659,511
  Depreciation                                          1,391,572   1,235,849
                                                       ----------  ----------
                                                         (724,711)    538,652
                                                       ----------  ----------
  Gain on sale of real estate                                   0     630,438
                                                       ----------  ----------
    Income (loss) from real estate operations            (724,711)  1,169,090
                                                       ----------  ----------
Investment transactions:
 Dividend and interest income                             277,681     199,376
 Investment gains                                       6,787,866   2,215,514
 Investment losses                                     (2,036,574)  (662,512)
 Margin interest, trading and management expenses        (715,749)  (646,069)
                                                      ------------  ---------
    Income from investment transactions                 4,313,224   1,106,309
                                                      -----------   ---------
Other income (expenses):
 General and administrative expenses                     (813,063)   (674,187)
 Miscellaneous income (expense)                          (160,410)    105,034
                                                       -----------  ---------
    Other expenses                                       (973,473)   (569,153)
                                                       -----------  ---------
Income before provision for income taxes                2,615,040   1,706,246

Provision for income taxes                              1,090,689     578,893
                                                       ----------  ----------
Net Income                                             $1,524,351  $1,127,353
                                                       ==========  ==========

Net Income per share, basic and diluted                     $1.60       $1.18
                                                       ==========  ==========

Weighted average number of shares outstanding             950,702     959,349
                                                       ==========  ==========
The accompanying notes are an integral part of the consolidated financial statements.

                              THE INTERGROUP CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
For the Nine Months Ended March 31,                       1998        1997
Cash flows from operating activities:
Net Income                                             $1,524,351  $1,127,353
Adjustments to reconcile net income to cash
 provided by (used for) operating activities:
  Depreciation of real estate                           1,391,572   1,235,849
  Amortization of other assets                            230,705     116,225
  Equity in net income from Santa Fe Financial Corp.     (275,075)   (159,053)
  Options issued for services                              40,210           0
  Gain on sale of real estate                                   0    (630,438)
  Changes in assets and liabilities:
   Receivables                                           (153,073)   (124,068)
   Prepaid expenses and other assets                      (73,482)    (88,899)
   Accounts payable and other liabilities                 125,283    (548,915)
   Income taxes payable                                   839,872     516,982
Net cash provided by (used for) operating activities    3,650,363   1,445,036

Cash flows from investing activities:
Additions to buildings, improvements and equipment     (2,815,786)   (770,585)
Investment in real estate                                (265,361) (4,970,147)
Proceeds from sale of real estate                               0   1,603,825
Investment in Santa Fe Financial Corporation             (988,189)   (471,163)
Investment in marketable securities                   (11,001,500) (2,677,276)
Reduction in other investments                          1,077,956   1,059,884
Net cash provided by (used for) investing activities  (13,992,880) (6,225,462)

Cash flows from financing activities:
Principal payments on mortgage notes payable             (376,099)   (295,810)
Increase in notes payable from real estate financing    3,067,184           0
Increase in notes payable from real estate acquired             0   3,595,714
Decrease in restricted cash                               139,543     681,279
Increase in due to securities broker                    7,891,751      29,812
Increase (decrease) in other liabilities related
 to other investments                                    (500,000)          0
Purchase of treasury stock                               (338,613)          0
Net cash provided by financing activities               9,883,766   4,010,995
Net increase (decrease) in cash and cash equivalents     (458,751)   (769,431)
Cash and cash equivalents at beginning of period        1,810,807     933,936
Cash and cash equivalents at end of period             $1,352,056    $164,505

Supplemental Information
Non-cash investing and financing activities due to
 exchange of equity interest in real estate:
Decrease in land, buildings and improvements             $882,336          $0
Decrease in other net assets                              364,278           0
Decrease in mortgage notes payable                     (1,246,614)          0
The accompanying notes are an integral part of the consolidated financial statements.

                       THE INTERGROUP CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

For the Three Months Ended March 31,                       1998        1997
                                                        ---------  ----------
Real estate operations:
 Rental revenue                                        $2,741,733  $2,895,715
 Rental expenses:
  Mortgage interest expense                               793,740     708,136
  Property operating expenses                           1,428,033   1,321,146
  Real estate taxes                                       243,902     197,685
  Depreciation                                            463,723     397,325
                                                         ---------   --------
                                                         (187,665)    271,423
  Gain on sale of real estate                                   0           0
                                                         --------   ---------
    Income (loss) from real estate operations            (187,665)    271,423
                                                         ---------  ---------
Investment transactions:
 Dividend and interest income                              86,561     146,529
 Investment gains                                       2,945,174   1,505,913
 Investment losses                                       (593,425)   (284,211)
 Margin interest, trading and management expenses        (288,884)   (194,662)
                                                        ----------  ---------
    Income from investment transactions                 2,149,426   1,173,569
                                                        ----------  ---------
Other income (expenses):
 General and administrative expenses                     (341,128)   (212,034)
 Miscellaneous income (expense)                           (88,659)     32,718
                                                        ----------   ---------
    Other expenses                                       (429,787)   (179,316)
                                                        ----------  ---------
Income before provision for income taxes                1,531,974   1,265,676

Provision for income taxes                                571,368     497,486
                                                        ----------  ---------
Net Income                                               $960,606    $768,190
                                                        ========== ==========

Net Income per share, basic and diluted                     $1.02       $0.80
                                                        =========  ==========

Weighted average number of shares outstanding             945,727     959,349
                                                        =========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

For the Nine Months Ended March 31, 1998

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

2.  Marketable Securities:

All securities are classified as available-for-sale except short positions, which represent obligations of the Company and are classified as trading activity. At March 31, 1998, marketable securities included $955,000 of debt securities. At March 31, 1998, the aggregate market value of marketable securities exceeded the aggregate cost by $9,396,000. The net unrealized gain is comprised of gross unrealized gains of $11,071,000 reduced by gross unrealized losses of $1,675,000. The net unrealized gain, net of deferred taxes of $3,851,000, is included as a separate item in shareholders' equity. During the nine months ended March 31, 1998, proceeds from sales of securities were $26,183,000. Gross realized gains and losses are determined using first in first out ("FIFO") costs. At
March 31, 1998, the Company had no naked short positions. Any unrealized gains or losses relating to naked short positions are recognized in earnings in the current period. The dividends on short positions are recorded on the ex-dividend date.

3.  Investment in Santa Fe Financial Corporation:

As of March 31, 1998, the Company owned 42.4% and the Company's chairman and president owned an additional 3.7% of the outstanding common stock of Santa Fe Financial Corporation ("Santa Fe"), respectively. Revenues and net income for Santa Fe for the quarter ended March 31, 1998, were $1,315,000 and $381,000, respectively, and $723,000 and $117,000 for the prior year, respectively. Revenues and net income for Santa Fe for the nine months ended March 31, 1998, were $3,026,000 and $736,000, respectively, and
$2,285,000 and $455,000 for the prior year, respectively. The Company records its investment in Santa Fe on the equity basis and recorded earnings of $275,000 and $159,000 for the nine month period ended March 31, 1998 and 1997, respectively.

Santa Fe's revenue is primarily generated through its 65.7% interest in Portsmouth Square, Inc. ("PSI"), which derives its revenue primarily through its 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land, improvements and leasehold known as the Financial District Holiday Inn, a 556-room hotel in San Francisco, California. PSI is both a limited and general partner in Justice and records its investment in Justice on the equity basis.

On December 31, 1997, Intergroup exchanged a 55.4% equity interest in Intergroup Woodland Village, Inc. ("Woodland") for 31,800 shares of a newly-created convertible voting preferred stock of Santa Fe with a 6.0% coupon and a $.10 par value. Each share is convertible into one share of restricted $.10 par value Common Stock of Santa Fe at an exercise price of $27.00, with an eight year conversion exercise period which expires December 31, 2005.

4.  Commitments and Contingencies:

On February 22, 1995, the Company was named as a defendant in a shareholders' derivative suit filed against Santa Fe Financial Corporation ("Santa Fe") and certain directors of Santa Fe, arising out of the Company's investment in Santa Fe. On December 31, 1996, a final Judgment was entered in favor of the Company. On June 9, 1997, the Company was awarded $295,964 in attorneys' fees and costs as a prevailing party in that litigation, effective as of April 25, 1997. The judgment and the award of attorneys' fees have been appealed. The action will continue to be vigorously defended and every effort will be made by the Company to recover the fees and costs it incurred.

In March, 1996, an action was filed against the Company and others arising out of alleged construction defects in two Indio, California apartment complexes formerly owned by the Company. The Complaint alleges damages in the amount of $2,000,000. The Company has filed cross-complaints against several contractors and subcontractors. The case is still in its early stages and only limited discovery has taken place. Accordingly, it is not possible to assess what exposure, if any, the Company may have at this time. There may be insurance coverage for all or part of the costs of defense and for all or part of any liability that may be imposed on the Company. On January 5, 1998, the Company was served with a Complaint filed by the insurance carrier for declaratory relief respecting coverage on the two Indio, California properties, which alleges that the Company has no coverage on at least one of the properties. The Company has filed a cross-complaint against the carrier in that action. Both actions will continue to be vigorously defended by the Company.

On March 27, 1998, a wrongful termination action was filed against the Company and its President and Chairman by a former employee, officer and director. The Complaint seeks an award of back and future pay, employee benefits, restitution, unspecified compensatory and punitive damages and attorneys' fees. The litigation is in its very early stages so it is not possible to assess at this time what exposure, if any, the Company may have; however, the case will be vigorously defended.

5.  Related Party Transactions:

In May 1996, the Company's president exercised an option to purchase 125,000 shares of common stock at a price of $11.50 per share through a full recourse note due the Company on demand, but in no event later than May 2001. The note bears interest floating at the lower of 10% or the prime rate (8.50% at March 31, 1998) with interest payable quarterly. The balance of the note receivable of $1,437,500 is reflected as a reduction of shareholders' equity at March 31, 1998.

The Company's Chief Executive Officer directs the investment activity of the Company in public and private markets pursuant to the authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer of Santa Fe Financial Corporation and Portsmouth Square, Inc., and oversees the investment activity of those companies. Effective April 1, 1998 the Company assigned one of its employees to manage the portfolios for these two companies in consulation with Mr. Winfield. Santa Fe Financial Corporation and Portsmouth Square, Inc. reimburse the Company for an allocated portion of the compensation and benefits of such employee. Depending on certain market conditions and various risk factors, the Chief Executive Officer and members of his immediate family may at times invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members at risk in connection with investment decisions made on behalf of the Company. Additionally, Santa Fe Financial Corporation and Portsmouth Square, Inc. may at times invest in such companies. Following allegations concerning the Chief Executive Officer made by a former officer and director of the Company, the Board of Directors authorized committees of the Board to conduct a thorough and independent review of such matters, including the Company's practices in this regard. The committee completed its review, and on March 10, 1998 advised the board of directors that it found the material allegations of improprieties made by the former officer and director could not be substantiated. The committee made recommendations that the Company institute certain modifications to its existing procedures to reduce the potential for conflicts of interest. The Company's Board of Directors has adopted these recommendations.

6. Financial Accounting Standards

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements with fiscal years ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principals Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company has adopted SFAS No. 129 and does not expect it to have a material effect on its financial position or results of operations.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations from the adoption of this statement.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of
interim periods issued to shareholders.   The Company does not expect the
adoption of SFAS No. 131 to have a material effect on its financial position or results of operations.

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

RESULTS OF OPERATIONS

For the Nine Months Ended March 31, 1998 vs. 1997

The loss from real estate operations for the nine months ended March 31, 1998 was $780,000 compared to income of $1,169,000 for the nine months ended March 31, 1997, which included a $630,000 gain on sale of real estate. The loss for the nine months ended March 31, 1998 was impacted by a $355,000 prepayment penalty in connection with the refinancing of the Irving, Texas property in December 1997 and higher than anticipated operating costs and lower than anticipated revenues in connection with the lease-up phase of the Houston, Texas property acquired during the third quarter of fiscal 1997 and by reduced revenues and expenses in connection with the disposition of the Atlanta, Georgia property in December 1996.

Rental revenue from real estate operations increased 1% to $8,564,000 from $8,455,000. The increase was primarily due to increased revenues at the Irving, Texas and Parsippany, New Jersey properties and to the acquisition of the Houston, Texas property in the third quarter of 1997. The increase was offset by a decrease in revenues due to the sale of the Atlanta, Georgia property in December 1996 and to decreases in revenues in certain other properties. In addition, the Woodland Village property in Cincinnati, Ohio is no longer consolidated with the Company due to the stock exchange which occurred in December 1997.

Mortgage interest expense increased 27% to $2,640,000 from $2,073,000 primarily due to a $355,000 prepayment penalty associated with the refinancing of the Irving, Texas property in December 1997, from a 10.375% interest rate to a 7.01% interest rate and the write off of $57,000 in unamortized loan costs in connection with refinancing the Bridgeton, Missouri property from a 9.625% interest rate to a 7.45% interest rate. The increase is also due to mortgage interest expense associated with the Houston, Texas property acquired during March 1997.

Property operating expenses increased 14% to $4,508,000 from $3,949,000 primarily due to operating costs in connection with the Houston, Texas property, and to a lesser extent, increased operating costs at the Ohio, Kentucky and Pennsylvania properties. The increase was partially offset by operating expenses associated with the Atlanta, Georgia property sold in December 1996.

Real estate taxes increased 14% to $749,000 from $660,000 due to increased real estate taxes at the Houston and Irving, Texas properties which are offset by real estate taxes associated with the Atlanta, Georgia property sold in December 1996.

Depreciation increased 13% to $1,392,000 from $1,236,000 due to the Houston, Texas property acquired during the third quarter of fiscal 1997 and capitalized improvements throughout the real estate portfolio.

On December 31, 1996, the Company sold its Atlanta, Georgia property for $1,800,000. The sales price, less closing costs and other expenses, resulted in net proceeds of $1,603,825 and a gain from the sale of real estate of $630,438. There were no sales of real estate during the nine months ended March 31, 1998.

Investment gains increased 206% to $6,788,000 from $2,216,000 and investment losses increased 208% to $2,037,000 from $663,000. Investment gains, net of losses, increased 206% to $4,751,000 compared to $1,553,000 as a result of the sale of certain securities which generated higher net investment gains during the nine months ended March 31, 1998. Realized investment gains and losses may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in the amount from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio. Margin interest, trading, and management expenses increased 11% to $716,000 from $646,000.

The overall investment portfolio, which includes marketable securities, the Company's investment in Santa Fe and other investments, had a positive return of 27.7% for the nine months ended March 31, 1998 and a positive return of 22.2% for the nine months ended March 31, 1997, based on the net realized and unrealized gains and losses and after expenses divided by the monthly average investment balance of the overall investment portfolio. For the five years ended March 31, 1998, the overall investment portfolio achieved a positive average annual compounded return of 19.7%. It should be noted that other investments are investments that are not traded on any exchange and, accordingly, the return calculations do not reflect any increases or decreases in value of other investments until such gains or losses are realized or there is an other than temporary decline in value below the cost of the investment.

General and administrative expenses increased 21% to $813,000 from $674,000 primarily due to increased professional, consulting and legal fees.

Miscellaneous expense increased to $160,000 compared to $105,000 in miscellaneous income primarily due to legal and professional fees incurred in connection with an independent review of allegations made by a former officer and director of the Company and to the settlement of a lawsuit.

Income tax expense of $1,091,000 and $579,000 was provided for during the nine months ended March 31, 1998 and 1997, respectively. The increase is primarily due to an increase in net realized gains during the current period compared to the previous year. In addition, the current net operating loss carryforward is less than that available in the prior year.

For the Three Months Ended March 31, 1998 vs. 1997

The loss from real estate operations for the three months ended March 31, 1998 was $187,000 compared to income of $271,000 for the three months ended March 31, 1997. The loss for the three months ended March 31, 1998 was impacted by a $57,000 write off of unamortized loan costs in connection with refinancing the Bridgeton, Missouri property and higher than anticipated operating costs and lower than anticipated revenues in connection with the lease-up phase of the Houston, Texas property acquired during the third quarter of fiscal 1997.

Rental revenue from real estate operations decreased 5% to $2,742,000 from $2,895,000 primarily due to the exclusion of the Cincinnati, Ohio property as a result of the exchange which occurred in December 1997. There were also reduced revenues at certain other properties. These reductions are partially offset by the addition of the Houston, Texas property which was acquired in March 1997.

Mortgage interest expense increased 12% to $794,000 from $708,000 primarily due to a $57,000 write off of unamortized loan costs in connection with refinancing the Bridgeton, Missouri property from a 9.625% interest rate to a 7.45% interest rate in March 1998 and mortgage interest expense associated with the Houston, Texas property acquired during the third quarter of fiscal 1997.

Property operating expenses increased 8% to $1,428,000 from $1,321,000 primarily due to operating costs in connection with the Houston, Texas property, and to a lesser extent, increased operating costs at the Middleton, Ohio property. The increase is partially offset by lower expenses due to the exclusion of the Cincinnati, Ohio property as a result of the exchange which occurred in December 1997.

Real estate taxes increased 23% to $244,000 from $197,000 due to increased real estate taxes at the Houston, Texas property acquired in March 1997.

Depreciation increased 16% to $464,000 from $397,000 due to the Houston, Texas property acquired during the March 1997 and capitalized improvements throughout the real estate portfolio.

Investment gains increased 96% to $2,945,000 from $1,506,000 and investment losses increased 109% to $593,000 from $284,000. Investment gains, net of losses, increased 92% to $2,352,000 compared to $1,222,000 as a result of the sale of certain securities which generated higher net investment gains during the three months ended March 31, 1998. Realized investment gains and losses may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio. Margin interest, trading, and management expenses increased 48% to $289,000 from $195,000.

The overall investment portfolio, which includes marketable securities, the Company's investment in Santa Fe and other investments, had a positive return of 12.0% for the three months ended March 31, 1998 and a positive return of 5.8% for the three months ended March 31, 1997, based on the net realized and unrealized gains and losses and after expenses divided by the monthly average investment balance of the overall investment portfolio. It should be noted that other investments are investments that are not traded on any exchange and, accordingly, the return calculations do not reflect any increases or decreases in value of other investments until such gains or losses are realized or there is an other than temporary decline in value below the cost of the investment.

General and administrative expenses increased 61% to $341,000 from $212,000 primarily due to increased professional, consulting and legal fees.

Miscellaneous expense increased to $89,000 compared to $33,000 in miscellaneous income due to legal and professional in connection with an independent review of allegations made by a former officer and director of the Company and to the settlement of a lawsuit.

Income tax expenses of $571,000 and $498,000 were provided for the three months ended March 31, 1998 and 1997, respectively. The increase is primarily due to an increase in net realized gains during the quarter ended March 31, 1998 compared to June 30, 1997.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. The Company provided net cash flow of $3,650,000 from operating activities, used net cash flow of $13,993,000 for investing activities and generated net cash flow of $9,884,000 from financing activities.

On November 3, 1997, the Company entered into a contingent contract to sell
15.1 acres of its unimproved land outside St. Louis, Missouri for $4,500,000. The initial contract was extended until June 1998 due to certain requirements imposed by the City of Florissant. Should the Company consummate a sale, all or a portion of the proceeds may be utilized to acquire other real estate investments.

During the nine months ended March 31, 1998, the Company improved properties in the aggregate amount of $2,815,786, which include $1,765,000 in connection with the renovation of the Houston, Texas property and $58,000 capitalized costs associated with property held for sale or development. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

On December 31, 1997, Intergroup exchanged a 55.4% equity interest in Intergroup Woodland Village, Inc. ("Woodland") for 31,800 shares of a newly-created convertible voting preferred stock of Santa Fe with a 6.0% coupon and a $.10 par value. Each share is convertible into one share of restricted $.10 par value common Stock of Santa Fe at an exercise price of $27.00, with an eight year conversion exercise period.

For the nine months ended March 31, 1997, the overall investment portfolio increased approximately 64% to $28,209,000 from $17,172,000 at June 30, 1997, primarily due to increased market value of securities and additional investments. The Company's balance due to securities broker increased $7,892,000 during the nine months ended March 31, 1998. Net unrealized gains, before taxes, decreased 4.7% to $9,396,000 from $9,861,000 at June 30, 1997.

The Company's outstanding indebtedness includes mortgages on real estate which amounted to $35,800,000 at March 31, 1997. During the nine months ended March 31, 1998, the Company refinanced its Irving, Texas property for $4,625,000 and its Bridgeton, Missouri property for $4,810,000. Management will pursue additional refinancing activities as considered necessary or when deemed economically favorable to the Company.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 27, 1998, a wrongful termination action was filed in the Los Angeles County Superior Court entitled, Howard A. Jaffe v. The Intergroup Corporation, et al., Case No. BC188323, against the Company and its President, and Chairman. The Complaint was filed by a former employee, officer and director and purports to seek an award of back and future pay, employee benefits, restitution, unspecified compensatory and punitive damages and attorneys' fees arising out of his alleged wrongful termination from the Company. The Company intends to vigorously defend this case.

The following is an update on material developments in litigation previously reported in the Company's Form 10-KSB for the fiscal year ended June 30, 1997 and in its quarterly reports filed on Form 10-QSB:

Guinness Peat Group, plc v. R.N. Gould, et al, San Diego Superior Court Case No. 685760. On March 20, 1998, plaintiffs' filed their opening brief from the summary judgment and award of attorneys fees and costs entered in favor of the Company. Plaintiffs' also filed a writ of error coram vobis requesting the appellate court to command the trial court to reconsider its decision based on purported new evidence. The Company will vigorously oppose that writ and the appeal.

7709 Lankershim Ltd. v. Carreon Villa Apartments I, et al, Riverside County Superior Court Case No. 088325. In February 1998, the Company filed cross-complaints in this construction defect suit against various contractors and subcontractors. On October 15, 1997, a related action for Declaratory Relief was filed by the insurance carrier entitled, Truck Insurance Exchange v. Carreon Villa Apartments I, et al. Riverside County Superior Court Case No. 004158. In its Complaint, the carrier alleges that the Company has no coverage with respect to at least one of the Carreon entities. The Company has filed an answer and cross-complaint in response to that action, which will be vigorously defended.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - Exhibit No. 3, Restated Certificate of Incorporation
             - Exhibit No. 27, Financial Data Schedule

(b) Form 8-K - Filed during the quarter ended March 31, 1998

    March 10, 1998 - relating to allegations by a former officer and director of the Company by the Company's President and Chairman and various other personnel.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   THE INTERGROUP CORPORATION
                         (Registrant)


Date:     May 14, 1998
By    /s/John V. Winfield
------------------------------------------------------
      John V. Winfield
      Chairman, President and Chief Executive Officer

Date:     May 14, 1998
By    /s/Gregory C. McPherson
------------------------------------------------------
      Gregory C. McPherson
      Executive Vice President, Assistant Treasurer
      and Assistant Secretary

Date:     May 14, 1998
By   /s/Mary E. Arnold
------------------------------------------------------
      Mary E. Arnold
      Vice President of Finance