Form 10KSB
period 1998-06-30
INTERGROUP CORP
filed 1998-09-28
CIK 69422

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-KSB
( X )	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1998
(    )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      	SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 1-10324

                         THE INTERGROUP CORPORATION
                (Name of small business issuer in its charter)
                                DELAWARE
       (State or other jurisdiction of incorporation or organization)
                              13-3293645
                (I.R.S. Employer Identification No.)
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
State issuer's revenues for its most recent fiscal year:     $15,460,000
The aggregate market value of the voting stock held by non-affiliates of the registrant at August 31, 1998, was $12,856,000 (based on the price at which the stock closed on such date). Solely for purposes of this calculation affiliates of the registrant have been deemed to include only directors, executive officers and the Employee Stock Ownership Plan and Trust of the registrant.
The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of September 2, 1998 was 1,415,950 shares.
Documents incorporated by reference: Proxy Statement, Part III, Items 9 through 12. Transitional Small Business
Disclosure Format (check one): Yes   No [X]

TABLE OF CONTENTS

PART I											                                                       Page
 Items 1.  DESCRIPTION OF BUSINESS								                                 3

 Items 2.  DESCRIPTION OF PROPERTIES							                                4

 Items 3.  LEGAL PROCEEDINGS								                                       7

 Items 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS			          8


PART II
 Items 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	       9

 Items 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	    AND RESULTS OF OPERATIONS							                                      9

 Items 7.  FINANCIAL STATEMENTS							                                   	13

 Items 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	    AND FINANCIAL DISCLOSURE						                                      	25


PART III
 Items 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
	    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT		                 	26

 Items 10. EXECUTIVE COMPENSATION							                                 	26

 Items 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	26

 Items 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	      		       	26

 Items 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K					                   	26

PART I

Item 1. Description of Business.

GENERAL

THE INTERGROUP CORPORATION ("Intergroup" or the "Company") is a Delaware corporation formed in 1985, as the successor to Mutual Real Estate Investment Trust ("M-REIT"), a New York real estate investment trust created in 1965. The Company has been a publicly-held company since M-REIT's first public offering of shares in 1966 and has been a reporting company pursuant to Section 12(g) of the Securities Exchange Act of 1934 since that time.

The Company was organized to buy, develop, operate, rehabilitate and dispose of real property of various types and descriptions, and to engage in such other business and investment activities as would benefit the Company and its shareholders. The Company was founded upon, and remains committed to, social responsibility. Such social responsibility was originally defined as providing decent and affordable housing to people without regard to race.
In 1985, after examining the impact of federal, state and local equal housing laws, the Company determined to broaden its definition of social responsibility. The Company changed its form from a REIT to a corporation so that it could pursue a variety of investments beyond real estate and broadened its social impact to engage in any opportunity which would offer the potential to increase shareholder value within the Company's underlying commitment to social responsibility, which it redefined to encompass investments in any area which can have a socially redeeming value and can lead to the establishment of a fair, equal and better society.

See Item 2 for a description of the Company's current investments in and investment policies concerning real property.

A portion of the Company's assets are invested under the direction of Mr. John V. Winfield ("Mr. Winfield"), the Company's Chairman and President, in securities and partnerships. The Company considers investing in equity and debt securities of companies which are either publicly or privately held if such an investment will offer growth or profit potential and not conflict with management's perception of social responsibility. The Company's general investment strategy regarding marketable securities is to identify both national and international companies which management considers to be currently out of favor or undervalued because of being misunderstood by the general investing community and/or companies that potentially could go through restructuring or reorganization. The Company will also invest in start up entities, especially those involved in high technology where potential for growth is perceived. Although the majority of the Company's marketable securities investments are listed on either the New York or American Stock exchanges the overall investment portfolio and the Company's investment strategies could be viewed as highly risky and the market values of the portfolio may be subject to large fluctuations.

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

The Company's Chairman and President directs the investment activity of the Company, Santa Fe and Portsmouth in public and private markets pursuant to
authority granted by the Board of Directors of each entity.    Depending on
certain market conditions and various risk factors, the President and members of his immediate family may at times invest in the same companies in which the Company, Santa Fe and Portsmouth invest. The Company, Santa Fe and Portsmouth encourage such investments because it places personal resources of the President and his family members at risk in connection with investment decisions made on behalf of the Company, Santa Fe and Portsmouth. Following allegations concerning the President made by a former officer and director of the Company, the Board of Directors authorized committees of the Board to conduct a thorough and independent review of such matters, including the Company's practices in this regard. The committee advised the Board of Directors that it found the material allegations of improprieties made by the former officer and director could not be substantiated. The committee made recommendations that the Company institute certain modifications to its existing procedures to reduce the potential for conflicts of interest.
The Company's Board of Directors has adopted these recommendations.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors.

The Company has a controlling interest in Santa Fe Financial Corporation ("Santa Fe") which derives its revenue primarily through an indirect interest in a 566-room Holiday Inn in San Francisco, California. In addition, Santa Fe's operations include a marketable securities portfolio and an
interest in an apartment complex.   For further information see Item 6
Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.

COMPETITION

All of the properties owned by the Company are in areas where there is substantial competition. However, management believes that the apartments and hotel are generally in a competitive position in their respective communities. The Company intends to continue upgrading and improving the physical condition of its existing properties and to consider selling existing properties and re-investing in new properties to remain competitive.

EMPLOYEES

As of June 30, 1998, the Company had a total of ten full-time employees. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Item 2.  Description of Properties.

PROPERTIES

At June 30, 1998, the Company's investment in real estate consisted of properties located throughout the United States. These properties include eleven apartment complexes wholly owned by the Company and one apartment complex owned by the Company and its majority owned subsidiary Santa Fe. All twelve apartment complexes are completed, operating properties. The Company also owns approximately 22.4 acres and 5.4 acres primarily comprised of unimproved real estate in St. Louis, Missouri and Houston, Texas, respectively. In the opinion of management, each of the properties is adequately covered by insurance. None of the properties are subject to foreclosure proceedings or litigation other than that incurred in the normal course of business. The Company's rental property leases are short-term leases, with no lease extending beyond one year.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000.
Real estate property taxes for the year ended June 30, 1998 were approximately $141,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,195,000 at June 30, 1998 and the maturity date of the mortgage is January 1, 2006.

St. Louis, Missouri. The Company's St. Louis properties consist of three properties, two of which are apartment complexes and one is primarily unimproved land. The first apartment complex is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 1998, real estate property taxes were approximately $92,000.
Depreciation is recorded on the straight-line method, based upon an estimated useful life of 35 years. The outstanding mortgage balance was approximately $6,000,000 at June 30, 1998 and the maturity date of the mortgage is July 1, 2008. The second apartment complex is a two-story project with 176 units on approximately 14 acres. The Company reacquired the complex through foreclosure on May 11, 1989, and recorded the asset at $3,480,000 representing the Company's total cost of the mortgage note receivable. For the year ended June 30, 1998, real estate property taxes were approximately $46,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $4,799,000 at June 30, 1998 and the maturity date of the mortgage is April 1, 2003. The Company also owns approximately
22.4 acres of land adjacent to the first apartment complex, which was acquired by the Company in March 1974 with additional acquisitions in June and July 1995 for the aggregate price of approximately $841,000. At June 30, 1998, there was no outstanding mortgage balance. The property taxes for the year ended June 30, 1998 were approximately $43,000. The additional parcels were acquired to provide better access to the larger parcel. The site has been rezoned to enhance the value and salability. The Company intends to sell all or a portion of its unimproved land.

Middletown, Ohio. The Middletown property is a two-story apartment complex with 150 units on approximately 5.5 acres. The Company acquired the complex on May 31, 1972 at an initial cost of approximately $1,670,000. For the year ended June 30, 1998, real estate property taxes were approximately $44,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 35 years. The outstanding mortgage balance was approximately $2,490,000 at June 30, 1998 and the maturity date of the mortgage is December 1, 2008.

Cincinnati, Ohio. The Cincinnati property is a three-story apartment complex with 100 units on approximately 5.8 acres. The Company acquired the complex on October 20, 1972 at an initial cost of approximately $1,416,000. For the year ended June 30, 1998, real estate property taxes were approximately $45,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,237,000 at June 30, 1998 and the maturity date of the mortgage is July 1, 2004.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 1998, real estate property taxes were approximately $28,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,994,000 at June 30, 1998 and the maturity date of the mortgage is May 1, 2006.

Harrisburg, Pennsylvania. The Harrisburg property is a two-story apartment complex with 150 units on approximately 6.0 acres. The Company reacquired the complex by a deed in lieu of foreclosure on July 1, 1992, and reclassified the mortgage note receivable and closing costs of approximately $1,386,000 to investment in real estate. For the year ended June 30, 1998, real estate property taxes were approximately $65,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance at June 30, 1998 was approximately $1,767,000 and the maturity date of the mortgage is September 1, 2004. On August 18, 1998 the Company entered into a contract to sell this property for a gross sales price of $3,763,000. See "Note 14 Subsequent Events - Notes to Consolidated Financial Statements".

Irving, Texas. The Irving property is a two-story apartment with 224 units on approximately 9.9 acres. The Company acquired the property on September 16,1994 at an initial cost of approximately $4,150,000. For the year ended June 30, 1998, real estate property taxes were approximately $146,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $4,606,000 at June 30, 1998 and the maturity dates of the mortgage is January 1, 2008.

San Antonio, Texas. The San Antonio properties include three apartment complexes. The first apartment complex is a two-story project with 228 units on approximately 23.8 acres. The Company acquired the complex on December 3, 1992 at an initial cost of $2,300,000. For the year ended
June 30, 1998, real estate taxes were approximately $119,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $1,899,000 at June 30, 1998 and the maturity date of the mortgage is May 1, 2000.
The second apartment complex is a two-story project with 132 units on approximately 4.3 acres. The Company acquired the complex on June 29, 1993 for $2,752,000. For the year ended June 30, 1998, real estate taxes were approximately $89,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $2,187,000 at June 30, 1998 and the maturity date of the mortgage is December 1, 2003. The third apartment complex is a two-story project with 160 units on approximately 5.6 acres. The Company acquired the complex on June 27, 1994 for $3,500,000. For the year ended June 30, 1998, real estate taxes were approximately $87,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. The outstanding mortgage balance was approximately $2,348,000 at June 30, 1998 and the maturity date of the mortgage is July 1, 2004.

Houston, Texas. The Houston property is a two-story apartment complex with 442 units on approximately 23.4 acres. In December 1996, the Company became the General partner of a Kansas limited partnership, which owns the apartment complex in Houston, Texas, by obtaining the 30% interest in the Partnership held by the former General Partner. Prior to December 1996, the Company was a Limited Partner, and owned a 15% interest in the Partnership. During the quarter ended March 31, 1997, the Company acquired all of the remaining Limited Partners' interests. The cost basis of the complex, including closing costs, was $4,970,000 and the outstanding mortgage at the acquisition date was $3,596,000. The property taxes for the year ended June 30, 1998 were approximately $94,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balances were approximately $3,495,000 and $26,000 at June 30, 1998 and the maturity dates of the mortgages are June 1, 2000 and February 2, 2001, respectively.

REAL ESTATE INVESTMENT POLICY

The most significant investment activity of the Company has been to acquire, operate and, when appropriate, sell income-producing residential real estate. The Company has, in the past, concentrated on owning and operating integrated multi-family apartment buildings. Through its marketable securities portfolio the Company has indirectly invested in additional real estate related investments such as hotels, office buildings and shopping centers where financial benefit could inure to its shareholders.

The Company is presently looking for new real estate investment opportunities and plans to continue to concentrate its real estate investments in developed properties. The acquisition of new real estate investments will depend on the Company's ability to find suitable investment opportunities and the availability of sufficient financing to acquire such investments. The Company plans to borrow funds to leverage its investment capital. The amount of this mortgage debt will depend on a number of factors including, but not limited to, the availability of financing and the ability of projected property cash flows to support its operations and debt service.

Additionally, the Company may make investments and loans in connection with real property owned by partnerships, corporations or individuals.

MORTGAGES

Information with respect to mortgage notes payable of the Company is set forth in Note 6 of the Notes to Consolidated Financial Statements.

POTENTIAL RENTAL RATES AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The effective annual rental rate per unit for each of the Company's properties for fiscal year ended June 30, 1998 (i.e., gross annual rental revenues based on 100% occupancy divided by the total number of apartment units) and the occupancy rate for fiscal year ended June 30, 1998 (i.e., vacancy loss divided by total gross potential rent) are provided below.

                           Effective Annual           Physical
Property                 Rental Rate Per Unit      Occupancy Rate
Morris County, NJ              $9,549                   99%
Harrisburg, PA                  6,476                   85%
Middletown, OH                  5,687                   68%
Cincinnati, OH                  6,573                   81%
Florence, KY                    5,805                   91%
St. Louis County, MO I          4,887                   94%
St. Louis County, MO II         7,281                   90%
Irving, TX                      6,388                   92%
San Antonio, TX I               6,197                   75%
San Antonio, TX II              5,948                   90%
San Antonio, TX III             5,174                   86%
Houston, TX (1)                 5,590                   52%

(1) This property was acquired in February 1997 and was in the final phase of renovation as of June 30, 1998.

MANAGEMENT OF THE PROPERTIES

The Company utilizes two third party management companies with national operations to manage all of the Company's properties.


Item 3.  Legal Proceedings

Guinness Peat Group plc, et al. v. Robert N. Gould,et al., Case No. 685760, was filed on February 22, 1995, in the Superior Court of the State of California for the County of San Diego. The lawsuit is a shareholders derivative suit brought by Guinness Peat Group plc and its wholly-owned subsidiary Allied Mutual Insurance Services Limited (collectively "GPG") against Intergroup, certain directors of Santa Fe and Santa Fe as a nominal defendant. The complaint alleged certain breaches of fiduciary duties by the directors in causing Santa Fe to enter into a December 20, 1994 Securities Purchase Agreement (the "Agreement") with Intergroup and fraud on the part of Intergroup in inducing the director defendants to enter into the Agreement.

The complaint sought declaratory relief, rescission or reformation of the Agreement, injunctive relief and unspecified general and punitive damages. The director defendants requested indemnification from Santa Fe, including the advancement of costs for defense of the litigation to the full extent permitted by law, which was granted by Santa Fe.

On April 14, 1995, the Superior Court granted motions by the director defendants and Intergroup requiring GPG to posts bonds to secure payment of their attorneys' fees should they prevail in the litigation. The required bonds, totaling $800,000, were posted by GPG.

On July 3, 1997, the Court of Appeal, Fourth Appellate District, Division One of the State of California granted the director defendants' petition for a writ of mandate and directed the trial court to vacate its prior order denying the director defendants' motion for summary judgment and to enter a new order granting the motion. The Court of Appeal's decision became final on August 2, 1997; however, plaintiffs filed a petition for review to the California Supreme Court on August 12, 1997. That petition was denied by the Supreme Court on October 15, 1997.

In its ruling, the Court of Appeal determined that the director defendants properly exercised their business judgment in connection with Santa Fe entering into the Securities Purchase Agreement with Intergroup. That decision effectively disposed of the remaining liability claims brought by plaintiffs in this action. Previously, on December 31, 1996, the trial court entered a summary judgment in favor of Intergroup, ruling that there was no fraud in connection with that transaction. That summary judgment, including a subsequent award of attorneys' fees and costs in favor of in the amount of $296,000, has been appealed by GPG. That appeal has now been fully briefed; however, oral argument and a subsequent decision on that appeal are not expected to occur for at least another twelve to eighteen months.

As prevailing parties, the director defendants and Santa Fe also made application to the Superior Court for recovery of the attorneys' fees and costs expended in their successful defense of this litigation. On March 13, 1998, the trial court confirmed a prior tentative ruling and granted the applications for attorneys' fees and costs in the total amount of $936,000. On March 24, 1998 a judgment was entered in favor of the director defendants and Santa Fe which made the award of costs effective as of February 20, 1998. That judgment was appealed by GPG and is waiting to be briefed.

On March 27, 1998, a wrongful termination action was filed in the Los
Angeles County Superior Court entitled, Howard A. Jaffe v. The Corporation, et al., Case No. BC188323. The Complaint was filed by an ex-employee, officer and director against the Company and its President and Chairman.
The  Complaint, as originally filed, sought an award of back and future pay, employee benefits, restitution, unspecified punitive and special damages
and attorneys' fees.   In June of 1998, a demurrer to the Complaint was
sustained without leave to amend, with respect to plaintiff's tort claim for breach of implied covenant of good faith. On or about August 3, 1998, a demurrer to a First Amended Complaint was sustained without leave to amend with respect to plaintiff's claim of violation of section 17200 et seq. of the California Business and Professions Code. The case is in its very early stages and discovery has just commenced, so it is not possible to predict the outcome at this time.

As an officer and director, the Company's President and Chairman has requested indemnification from the Company as permitted by law and under the Bylaws
and Articles of the Company.   The case will be vigorously defended and
there may be insurance coverage for all or part of the costs of the defense of this action and for all or part of any liability that may be imposed on the Company.

7709 Lankershim Ltd. v. Carreon Villa Apartments I, et al., Riverside County Superior Court Case No. 088325 was filed on March 27, 1996 against the
Company and others. The action arises out of alleged construction defects in two Indio, California apartment complexes formerly owned by the Company. The Complaint alleges damages in the amount of $2,000,000. The Company has filed cross-complaints against the subcontractors and the architect. The case is still in its early stages and only limited discovery has taken place. Accordingly, it is not possible to assess what exposure, if any, the Company may have at this time. There may be insurance coverage for all of part of the costs of defense and for all or part of any liability that may be imposed on the Company.

On October 15, 1997, a related action for Declaratory Relief was filed by the insurance carrier entitled, Truck Insurance Exchange v. Carreon Villa Apartments I, et al., Riverside County Superior Court Case No. 004158. In its Complaint, the carrier alleges that the Company has no coverage with respect to at least one of the Carreon entities. The Company has filed an answer and cross-complaint for breach of contract, breach of the covenant of good faith and fair dealing and for declaratory relief. Truck has filed a motion to strike the punitive damages claims in the cross-complaint, which was heard on September 10, 1998 and was taken under submission by the court. To date, no discovery has occurred. The Company intends to vigorously defend against the complaint and prosecute its cross-complaint in this action. It is not possible to predict the outcome of this action at this time.

The Company is a defendant or co-defendant in various other legal actions involving various claims incident to the conduct of its business. Most of these claims are covered by insurance. Management does not anticipate the Company to suffer any material liability by reason of such actions.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

MARKET

As of June 30, 1998, there were 1,502 shareholders of record. The Company's Common Stock is traded on The NASDAQ Stock Market and is listed on the Pacific Exchange, Inc. The following table sets forth the high and low sales prices for the shares for the fiscal quarters indicated as reported by the National Quotation Bureau Incorporated or NASDAQ, Inc.

                                      High                Low
1998
First Quarter 7/1 - 9/30             $28.00              $22.50
Second Quarter 10/1 - 12/31          $29.00              $22.50
Third Quarter 1/1 - 3/31             $29.50              $22.50
Fourth Quarter 4/1 - 6/30            $40.00              $26.50

1997
First Quarter 7/1 - 9/30             $38.50              $24.00
Second Quarter 10/1 - 12/31          $35.00              $25.50
Third Quarter 1/1 - 3/31             $28.50              $24.00
Fourth Quarter 4/1 - 6/30            $25.50              $18.00

DIVIDENDS

On June 5, 1998 the Board of Directors approved a three-for-two stock split of the Company's $.01 par value Common Stock in the form of a stock dividend.
The dividend was paid in shares of the Company's Common Stock on June 30, 1998 to shareholders of record as of June 16, 1998. In the future the Company may elect to declare dividends or retain all or a portion of the annual earnings to finance expansions or acquisitions or to establish a reserve for unexpected contingencies, capital requirements and operating expenses.
On August 31, 1998 the Board of Directors authorized, subject to shareholder approval of an amendment to the Company's Certificate of Incorporation, an additional three-for-two forward stock split in the form of a stock dividend. See "Subsequent Events Note 14 - Notes to Consolidated Financial Statements".

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The discussion below and elsewhere in the Report includes forward-looking statements about the future business results and activities of the Company, which, by their very nature, involve a number of risks and uncertainties. When used in this discussion, the words "estimate", "project", "anticipate" and similar expressions, are subject to certain risks and uncertainties, such as changes in general economic conditions, local real estate markets, and competition, as well as uncertainties relating to uninsured losses, securities markets, and litigation, including those discussed below that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ACQUISITION

During the year ended June 30, 1998 the Company acquired an additional 87,396 shares of Santa Fe for cash and 63,600 shares of Santa Fe in exchange for a 55.4% interest in the Company's Cincinnati, Ohio property resulting in a 46.9% ownership in Santa Fe. On June 30, 1998, the Company's Chairman and President entered into a voting trust agreement with the Company giving the Company the power to vote the shares of the Santa Fe common stock that he owns. As a result of this agreement, the Company now has the power to vote 50.6% of the voting shares as of June 30, 1998 and accordingly has consolidated Santa Fe.

Santa Fe's revenue is primarily generated through its 65.5% interest in Portsmouth Square, Inc. ("PSI"), which derives its revenue primarily through its 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land improvements and leasehold known as the Financial District Holiday Inn, a 556-room hotel in San Francisco, California.

The acquisitions were accounted for under the purchase method. The results of operations of Santa Fe have been consolidated with those of the Company as if it had occurred at the beginning of the current fiscal year.

RESULTS OF OPERATIONS

For the Year Ended June 30, 1998 vs. 1997

The loss from real estate operations for the year ended June 30, 1998 compared to the income from real estate operations for the year ended June 30, 1997, was impacted by the acquisition of its Houston, Texas property and disposition of its Atlanta, Georgia property. The Company experienced higher than anticipated operating costs and lower than anticipated revenues in connection with the lease-up phase of its Houston, Texas property which was in its final phase of renovation as of June 30, 1998. The Company also experienced higher vacancy levels and operating expenses at certain other properties.

Rental income from real estate operations increased by 2.7% to $11,876,000 for the year ended June 30, 1998 compared to $11,559,000 for the year ended June 30, 1997. The increase was primarily due to the Houston, Texas property acquired in February 1997 and an increase in the overall average rental rates. The increase was offset by lower occupancy levels at certain properties and by the disposition of the Atlanta, Georgia property in December 1996.

Mortgage interest expense increased by 7.5% to $3,000,000 for the year ended June 30, 1998 compared to $2,791,000 for the year ended June 30, 1997. This is primarily due to a full year of mortgage interest expense associated with the Houston, Texas property acquired in February 1997. In addition, during the year ended June 30, 1998 the Company refinanced three of its properties. The principal amount borrowed against each of the three properties is higher than the previous outstanding mortgage balance; and, although the new interest rates are significantly lower, interest expense increased due to the higher principal balances. The mortgage interest rate on the Irving, Texas property was reduced to 7.01% from 10.375%, the mortgage interest rate on the St. Louis, Missouri II property was reduced to 7.45% from 9.625%. The mortgage interest rate on the St. Louis, Missouri I property was reduced to 6.734% from 8.875%. See "Note 15 Extraordinary Item - Notes to Consolidated Financial Statements".

Property operating expenses increased 22.8% to $6,507,000 for the year ended June 30, 1998 compared to $5,300,000 for the year ended June 30, 1997 primarily due to a full year of expenses associated with the Houston, Texas property acquired in February 1997. Operating expenses also increased due to rehabilitation and lease-up activity associated with the Houston, Texas property which include personnel, leasing, cleaning, decorating and repairs and maintenance expenses. Additional expenses were incurred at certain other properties in connection with actions taken to raise occupancy levels. These expense increases were partially offset by the disposition of the Atlanta, Georgia property.

Real estate taxes increased 20.7% to $1,093,000 for the year ended June 30, 1998 compared to $905,000 for the year ended June 30, 1997 due to the Ohio properties and the acquisition of the Houston, Texas property. Reduced expenses at the San Antonio and New Jersey properties and disposition of the Atlanta, Georgia property in December 1996 offset these ncreases.

Depreciation increased 17.3% to $1,938,000 for the year ended June 30, 1998 compared to $1,652,000 for the year ended June 30, 1997 due primarily to the Houston, Texas property and additional depreciable basis in connection with capitalized property improvements, offset by the disposition of the Atlanta, Georgia property.

On December 31, 1996, the Company sold its Atlanta, Georgia property for $1,800,000. The sales price, less closing costs and other expenses, resulted in net proceeds of $1,604,000 and a gain on sale of real estate of $631,000.

Investment gains increased 221.1% to $12,864,000 for the year ended June 30, 1998 compared to $4,006,000 for the year ended June 30, 1997 and investment losses increased 1070.6% to $10,512,000 for the year ended June 30, 1998 compared to $898,000 for the year ended June 30, 1997. Realized investment gains and losses may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, in the opinion of management the amount of realized investment gain or loss for any given period has no predictive value, and variations in amounts from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio.

Margin interest, trading, and management expenses increased 66.4% to $1,468,000 for the year ended June 30, 1998 compared to $882,000 for the year ended June 30, 1997 due to an increase in margin interest expense to $994,000 from $368,000 respectively. The increase is partially offset by lower trading-related and management expenses, which were $474,000 and $514,000 for the year, ended June 30, 1998 and 1997, respectively. The Company's overall investment portfolio, which includes marketable securities, the Company's investment in Santa Fe based on the equity method and other investments, had a positive return of 7.84% for the year ended June 30, 1998 and a positive return of 41.1% for the year ended June 30, 1997. The return is calculated by dividing the net realized and unrealized gains and losses net of associated expenses by the average monthly investment balance of the overall investment portfolio. For the five years ended June 30, 1998, the overall investment portfolio achieved a positive average annual compounded return of 11.3%. It should be noted that other investments are investments that are not traded on any exchange and, accordingly, the return calculations do not reflect any increases or decreases in value of other investments until such gains or losses are realized or there is an other than temporary decline in value below the cost of the investment.

The Company's equity in the net income of Justice Investors was $2,904,000 for the year ended June 30, 1998 compared to zero for the year ended June 30, 1997. This increase is due to the consolidation of Santa Fe's operations for the year ended June 30, 1998.

General and administrative expenses increased 131.2% to $1,907,000 for the year ended June 30, 1998 compared to $825,000 for the year ended June 30, 1997.
The increase includes $834,000 attributable to Santa Fe as well as increased professional fees.

Miscellaneous expense increased to $434,000 for the year ended June 30, 1998 compared to miscellaneous income of $80,000 for the year ended June 30, 1997. The increase in expense is primarily due to the legal and professional fees incurred by the Company in connection with an independent review and defense of allegations made by a former officer and director of the Company. The current year includes approximately $108,000 in net miscellaneous income attributable to Santa Fe which includes approximately $209,000 in various income items offset by $101,000 in legal fee expenses incurred as a result of litigation filed by GPG against Santa Fe.

Income tax expense of $934,000 and $1,439,000 was provided by the Company for the years ended June 30, 1998 and 1997, respectively. The decrease was primarily due to lower taxable income during the current period.

Minority interest was $453,000 for the year ended June 30, 1998 compared to zero for the year ended June 30, 1997. This is due to the consolidation of Santa Fe's operations for the year ended June 30, 1998.

The extraordinary loss of $328,000 (net of income tax effect) for the year ended June 30, 1998 includes approximately $436,000 in prepayment penalties incurred in connection with refinancing the mortgages on the Irving, Texas and St. Louis, Missouri I properties, approximately $111,000 in amortization expense related to the loan origination costs associated with the original mortgages which were repaid in connection with refinancing the St. Louis I and II properties and an income tax benefit of $219,000. See "Note 15 Extraordinary Item - Notes to Consolidated Financial Statements".

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. The Company and Santa Fe generated net cash flow of $448,000 from operating activities, generated net cash flow of $4,057,000 from investing activities and used net cash flow of $1,003,000 from financing activities during the year ended June 30, 1998.

The Company intends to sell all or a portion of its unimproved land. Should the Company consummate a sale, all or a portion of the proceeds may be utilized to provide additional funds to take advantage of other investment opportunities.

During the year ended June 30, 1998, the Company improved properties in the aggregate amount of $3,757,000, which includes $109,000 of capitalized costs, related to property held for sale or development. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

Marketable securities decreased $4,034,000 during the year ended June 30, 1998 compared to an increase of $3,107,000 for the year ended June 30, 1997. The decrease in securities sold was $629,000 and $1,037,000 for the year ended June 30, 1998 and 1997, respectively. Unrealized gains decreased 15.3% to $8,356,000 as of June 30, 1998 compared to $9,861,000 as of June 30, 1997.

The Company's outstanding indebtedness represents mortgages on real estate, which amounted to $39,044,000 as of June 30, 1998. During the year ended June 30, 1998, the Company refinanced three of its mortgages, which produced $5,920,000 in net cash proceeds to the Company. Management will pursue refinancing activities as considered necessary or when deemed economically favorable to the Company.

During the year ended June 30, 1998, the Company acquired approximately 5.4 acres of unimproved land adjacent to the Houston, Texas property for approximately $265,000.

Management anticipates that its net cash flow from real estate operations, securities transactions and real estate financing activities will be sufficient to fund any property acquisitions, property improvements, debt service requirements and operating expenses during fiscal year 1999. Management also anticipates that the net cash flow generated from future operating activities will be sufficient to meet its long-term debt service requirements.

During the year ended June 30, 1998 the Company granted options to a consultant to purchase 15,000 shares of its Common Stock, at exercise prices ranging from $33 to $67 per share giving effect to the three-for-two stock split which occurred in June 1998. The options vested immediately and expire on February 22, 2001.

YEAR 2000 ISSUES

The Company has been aware of the potential implications of the "Year 2000" issue could have on its business and as a result, has been in the process of determining what, if any, steps the Company must take to cure any potential computer software or hardware problems associated with the year 2000. Based on preliminary discussions with the Company's outside service providers and software and hardware vendors, the Company has determined that it should not incur any material liability to upgrade computer software and hardware to accommodate the year 2000.

IMPACT OF INFLATION

The Company's residential rental properties provide income from short-term operating leases and no lease extends beyond one year. Rental increases are expected to offset anticipated increased property operating expenses.

The Company's revenue from its interest in Justice is primarily dependent on hotel revenues. Hotel room rates are typically impacted by supply and demand factors, not inflation, because rental of a hotel room is usually for a limited number of nights. Room rates are usually adjusted to account for inflationary cost increases, therefore; the impact of inflation should be minimal.

Item 7.  Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                             Page
Report of Independent Accountants                                       13
Consolidated Balance Sheet at June 30, 1998                             14
Consolidated Statements of Operations for the year ended
  June 30, 1998 and June 30, 1997                                       15
Consolidated Statements of Shareholders' Equity for the year
  ended June 30, 1998 and June 30, 1997                                 16
Consolidated Statements of Cash Flows for the year ended
  June 30, 1998 and June 30, 1997                                       17
Notes to Consolidated Financial Statements                              18

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
The Intergroup Corporation

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 7 present fairly, in all material respects, the financial position of The Intergroup Corporation and its subsidiaries at June 30, 1998, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
September 2, 1998

                        THE INTERGROUP CORPORATION
                        CONSOLIDATED BALANCE SHEET
As of June 30,                                                1998
                                ASSETS                   --------------
Investment in real estate, at cost:
 Land                                                     $   6,445,000
 Buildings, improvements and equipment                       37,089,000
 Property held for sale or development                        2,129,000
                                                            -----------
                                                             45,663,000
 Less: accumulated depreciation                             (15,200,000)
                                                            -----------
                                                             30,463,000
Cash and cash equivalents                                     5,313,000
Restricted cash                                               1,731,000
Marketable equity securities:
  Available-for-sale                                         26,328,000
  Trading                                                     6,378,000
Investment in Justice                                         9,472,000
Other investments                                             1,649,000
Rent and other receivables                                      367,000
Prepaid expenses and other assets                             1,321,000
                                                            -----------
        Total Assets                                      $  83,022,000
                                                            ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Mortgage notes payable                                   $  39,044,000
 Obligation for securities sold                              10,620,000
 Due to securities brokers                                    4,204,000
 Accounts payable and other liabilities                       2,974,000
 Deferred income taxes                                        3,046,000
                                                             ----------
        Total Liabilities                                    59,888,000

Minority Interest                                            10,515,000

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $.10 par value, 100,000 shares
  authorized; none issued                                             -
Common stock, $.01 par value, 1,500,000 shares
  authorized; 1,419,700 shares issued and 1,415,950
  outstanding                                                    14,000
Additional paid-in capital                                    8,686,000
Retained earnings                                               300,000
Unrealized gain on marketable securities, net of
  deferred taxes                                              5,147,000
 Note receivable - stock options                             (1,438,000)
 Treasury stock, at cost, 3,750 shares                          (90,000)
                                                             -----------
        Total Shareholders' Equity                           12,619,000
                                                             -----------
        Total Liabilities and Shareholders' Equity         $ 83,022,000
                                                             ===========
The accompanying notes are an integral part of the consolidated financial statements.

                            THE INTERGROUP CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended June 30,                       1998             1997
Real estate operations:                        -----------    ------------
 Rental income                                 $ 11,876,000   $ 11,559,000
 Rental expenses:
  Mortgage interest expense                       3,000,000      2,791,000
  Property operating expenses                     6,507,000      5,300,000
  Real estate taxes                               1,093,000        905,000
  Depreciation                                    1,938,000      1,652,000
                                                -----------    -----------
                                                 12,538,000     10,648,000
  Gain on sale of real estate                             -        630,000
                                                 ----------    -----------
  (Loss) income from real estate operations        (662,000)     1,541,000
                                                 ----------    -----------
Investment transactions:
 Dividend and interest income                     1,084,000       286,000
 Investment gains                                12,864,000     4,006,000
 Investment losses                              (10,512,000)     (898,000)
 Margin interest, trading and management
   expenses                                      (1,468,000)     (882,000)
 Equity in net income of Justice Investors        2,904,000             -
                                                -----------     ---------
   Income from investment transactions            4,872,000     2,512,000
                                                -----------     ---------
Other income (expenses):
 General and administrative expenses             (1,907,000)     (825,000)
 Other income (expenses)                           (434,000)       80,000
                                                 -----------   -----------
   Other expenses                                (2,341,000)     (745,000)
                                                 -----------   -----------
Income before provision for income taxes          1,869,000     3,308,000

Provision for income taxes                          934,000     1,439,000

Minority interest                                   453,000             -
                                                 ----------    ----------
Income Before Extraordinary Item                    482,000     1,869,000

Extraordinary Loss due to early extinguishment
 of debt less applicable income tax benefit
 of $219,000                                        328,000             -
                                                 ----------    -----------
Net Income                                     $    154,000  $  1,869,000
                                                 ==========   ===========
Basic earnings per share:                      $        .11  $       1.30
                                                 ==========   ===========
Weighted average number of shares outstanding     1,423,602     1,437,852
                                                 ==========   ===========

Comprehensive Income (Loss):
    Net Income                                 $    154,000  $  1,869,000
    Unrealized gain (loss) on securities
       arising during period                     (2,422,000)    4,559,000
    Income tax benefit (expense)                    884,000    (1,809,000)
                                                 -----------   ------------
    Comprehensive (Loss) Income                 $(1,384,000) $  4,619,000
                                                 ===========   ============
The accompanying notes are an integral part of the consolidated financial statements.

                         THE INTERGROUP CORPORATION
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     Unrealized            Note
               Additional              Gain on           Receivable
      Common     Paid-in   Retained  Marketable Treasury   Stock
      Stock      Capital  Earnings  Securities    Stock    Options    Total
      ------   ---------  --------  ------------ -------- ---------   ------
Balance
 at June
 30,1996
    $15,000 $13,658,000 $78,000 $3,230,000 ($6,403,000)($1,452,000) $9,126,000

Net Income            1,869,000                                      1,869,000

Purchase of
 treasury stock                               (155,000)              (155,000)
Net payments relating
 to accrued interest on
 Note receivable -
 Stock  Options                                             14,000     14,000
Inrease in unrealized
 Gain on marketable
 Securities, net of tax           2,750,000                          2,750,000
Balance at
 June 30, 1997
    ------  ---------- --------- ----------  ----------- ---------- ----------
    15,000  13,658,000 1,947,000  5,980,000  (6,558,000) (1,438,000)13,604,000

Net Income               154,000                                       154,000
Purchase of
 treasury stock                               (339,000)               (339,000)
Retirement of treasury
 stock
    (5,000) (5,005,000)(1,797,000)            6,807,000                     -
Three-for-two
 stock
     4,000     (7,000)     (4,000)                                     (7,000)
Issuance of
 Common Stock
 Options       40,000                                                   40,000

Decrease in
 unrealized
 Gain on
 marketable
 Securities,
 net of tax                      (1,538,000)                       (1,538,000)

Increase in
 unrealized
 Gain due to
 Acquisition                        705,000                            705,000
Balance at
 June 30,
 1998
   ------- ---------- --------   ---------- --------  -----------  -----------
   $14,000 $8,686,000 $300,000   $5,147,000 ($90,000) ($1,438,000) $12,619,000
   ======= ========== ========   ========== ========  ============ ===========
The accompanying notes are an integral part of the consolidated financial statements.

                            THE INTERGROUP COPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended June 30,                          1998          1997
                                               ___________    __________
Cash flows from operating activities:
Net Income                                      $  154,000    $ 1,869,000
Adjustments to reconcile net income
 to cash provided by operating activities:
  Depreciation of real estate                    1,938,000      1,652,000
  Amortization of investments and other assets     193,000        203,000
  Equity in net income from Santa Fe Financial
   Corporation                                           -       (232,000)
  Gain on sale of real estate                            -       (630,000)
  Equity in net income of Justice Investors     (2,904,000)             -
  Minority Interest                                453,000              -
  Changes in assets and liabilities:
  Receivables                                      (71,000)      (108,000)
  Prepaid expenses and other assets                164,000        (52,000)
  Accounts payable and other liabilities           827,000       (628,000)
  Income taxes payable                            (306,000)     1,365,000
                                                -----------   ------------
    Net cash provided by operating activities      448,000      3,439,000
                                                ----------    ------------

Cash flows from investing activities:
Additions to buildings, improvements and
 equipment                                      (3,757,000)    (1,057,000)
Investment in real estate                         (265,000)    (4,970,000)
Net proceeds from sale of real estate                    -      1,604,000
Investment in Santa Fe                          (1,230,000)      (675,000)
Reduction (investment) in marketable securities  4,034,000     (3,107,000)
Reduction in other investments                   1,006,000      1,999,000
Distributions from Justice Investors             2,096,000              -
Cash of business acquired                        2,173,000              -
                                                -----------     ----------
  Net cash provided by (used for) investing
    activities                                   4,057,000     (6,206,000)
                                               -----------    ------------
Cash flows from financing activities:
Principal payments on mortgage notes payable    (1,232,000)      (428,000)
Proceeds from real estate refinancing            5,920,000              -
Borrowings from mortgage notes payable                   -      3,596,000
Decrease in restricted cash                        212,000        224,000
Decrease in securities sold                       (629,000)    (1,037,000)
(Decrease) increase in due to securities
  brokers                                       (4,306,000)     1,444,000
Decrease in other liabilities                     (500,000)             -
Dividends paid to minority shareholders           (129,000)             -
Purchase of treasury stock                        (339,000)      (155,000)
                                                -----------    -----------
Net cash provided by (used for) financing
 activities                                     (1,003,000)      3,644,000
                                                -----------     -----------

Net increase in cash and cash equivalents        3,502,000         877,000
Cash and cash equivalents at beginning of
 period                                          1,811,000         934,000
                                               -----------     -----------
Cash and cash equivalents at end of period     $ 5,313,000      $1,811,000
                                               ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE INTERGROUP CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business and Significant Accounting Policies and Practices:

Description of the Business

The Intergroup Corporation ("Intergroup" or the "Company") was formed to buy, develop, operate and dispose of real property and to engage in various investment activities to benefit the Company and its shareholders.

The Company's Chairman and President is the Chairman and President of Santa Fe Financial Corporation ("Santa Fe") and two of the Company's directors and officers serve as directors of the three member Board of Directors of Santa Fe. As of June 30, 1997, the Company owned 37.5% and the Company's Chairman and President owned an additional 3.7% of the outstanding Common Stock of Santa Fe. Santa Fe was previously accounted for under the equity method.

During the year ended June 30, 1998 the Company acquired an additional 87,396 shares of Santa for cash and an additional 63,600 shares in exchange for a 55.4% interest in the Company's Cincinnati, Ohio property resulting in a 46.9% ownership in Santa Fe. On June 30, 1998, the Company's Chairman and President entered into a voting trust agreement with the Company giving the Company the power to vote the shares of the Santa Fe common stock that he owns. As a result of this agreement, the Company now has the power to vote 50.6% of the voting shares as of June 30, 1998 and accordingly has consolidated Santa Fe.

Santa Fe's revenue is primarily generated through its 65.5% interest in Portsmouth Square, Inc. ("PSI"), which derives its revenue primarily through its 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land improvements and leasehold known as the Financial District Holiday Inn, a 556-room hotel in San Francisco, California.

The acquisitions were accounted for under the purchase method. The results of operations of Santa Fe have been consolidated with those of the Company as if it had occurred at the beginning of the current fiscal year. Minority nterest includes preacquisition income of non Intergroup shareholders of both Santa Fe and Portsmouth prior to June 30, 1998. Equity income or (loss) of Santa Fe prior to June 30, 1998 included in earnings aggregated ($22,000) and $232,000 for the year ended June 30, 1998 and 1997, respectively.

Principles of Consolidation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which the Company maintains an ownership interest of 20% to 50% or exercises significant influence are accounted for under the equity method. The cost method is used where the Company maintains ownership interest of less than 20% and does not exercise significant influence over the investee.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the reporting period. Actual results could differ from those estimates.

On June 5, 1998, the Company's Board of Directors approved a three-for-two stock split of the company's $.01 par value Common Stock in the form of a 50% stock dividend. The dividend was paid on June 30, 1998 to shareholders of record as of June 16, 1998. The result of the stock split increased the number of outstanding shares of the Company's $.01 par value Common Stock from 944,149 to 1,419,950 as of June 30, 1998. Where applicable, the Company's financial statements have been restated to reflect the impact of the stock split.

During the year ended June 30, 1998 the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No.128 specifies the computation, presentation and disclosure requirements for basic and fully diluted earnings per share. The Company reported earnings per share in accordance with SFAS 128 for the year ended June 30, 1998 and 1997.

During the year ended June 30, 1998 the Company adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 129 reinstates various securities disclosure requirements previously in effect under Accounting Principals
Board Opinion No. 15, which has been superseded by SFAS No. 128. The adoption of SFAS No. 129 did not have a material effect on the financial position or results of operations of the Company.

During the year ended June 30, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS No. 130 did not have a material effect on the financial position or results of operations of the Company.

During the year ended June 30, 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. The adoption of SFAS No. 131 did not have a material effect on the financial position or results of operations of the Company.

During the year ended June 30, 1998 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 addresses the accounting for derivative instruments, including derivative instruments embedded in other contracts and hedging activities. The adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations of the Company.

Real Estate and Depreciation

Investments in real estate are stated at cost. Depreciation of buildings, improvements and equipment is provided on the straight-line method based upon estimated useful lives of five to ten years for buildings and improvements and five to forty years for equipment. Expenditures for repairs and maintenance are charged to expense as incurred and improvements are capitalized.

The carrying value of real estate is assessed regularly by management based on the operating performance of each property, including the review of occupancy levels, operating budgets, estimated useful life and estimated future cash flows. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairment losses have been recognized during the years ended June 30, 1998 and 1997.

Marketable Securities

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities".

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designations at each balance sheet date. Securities classified as available-for-sale are carried at fair market value, with the unrealized holding gains and losses reported as a separate component of shareholders' equity.

Certain securities are classified as trading securities when they are transferred to cover corresponding obligations of the same security sold short. These securities and the related obligations are marked to market with unrealized holding gains and losses included in earnings.

The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Obligation for Securities Sold

Obligation for securities sold represents the fair market value of shares sold with the promise to deliver that security at some future date. The obligation may be satisfied with current holdings of the same security or by subsequent purchases of that security. Unrealized gains and losses from changes in the obligation are included in earnings.

Rental Income

Rental income is recognized as earned. Revenue recognition from apartment rentals commences when an apartment unit is placed in service and occupied by a rent-paying tenant.

Income Taxes

Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by statutory tax rates. Deferred tax expense is the result of changes in the asset and/or liability for deferred taxes.

Basic Earnings Per Share

Basic earnings per share is calculated based upon the weighted average number of common shares outstanding during each fiscal year.

Cash Equivalents and Restricted Cash

For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement reserves of the operating properties and tenant security deposits that are invested in certificates of deposit.

2.  Investment in Real Estate:

At June 30, 1998, investments in real estate consisted of twelve multi-family apartment projects located throughout the United States and approximately
27.8 acres of primarily unimproved land held for sale or development. All of the projects are completed operating properties that are directly owned by the Company and its subsidiary, Santa Fe.

3. Marketable Equity Securities:

Available-for-Sale

At June 30, 1998, the aggregate market value of marketable equity securities held for sale exceeded the aggregate cost by $8,356,000. The net unrealized gain is comprised of gross unrealized gains of $11,145,000 reduced by gross unrealized losses of $2,789,000. The net unrealized gain of $5,147,000, net of deferred taxes of $3,209,000, is included as a separate item in shareholders' equity. Proceeds from sales of securities were $48,591,000 and $16,422,000 during the years ended June 30, 1998 and 1997, respectively. Gross realized gains and losses, determined using FIFO costs, were $12,864,000 and $10,513,000, respectively.

Trading

For the year ended June 30, 1998 and 1997 gross gains from transfers of marketable equity securities from available-for-sale classification to a trading classification aggregated $1,069,000 and $3,297,000 respectively. Proceeds from sales of securities were $7,228,000 and $3,256,000 during the years ended June 30, 1998 and 1997, respectively. The net unrealized holding gain or (loss) for both the trading securities and the corresponding obligation for sale of securities aggregated ($1,449,000) and $39,000 at June 30, 1998 and 1997, respectively.

Securities sold but not yet purchased included $16,000 related to naked short positions as of June 30, 1998. There were no naked positions as of June 30, 1997.

4.  Investment in Justice:

The consolidated accounts include a 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land improvements and leasehold known as the Financial District Holiday Inn, a 556-room hotel in San Francisco, California. PSI is both a limited and general partner in Justice and records its investment in Justice on the equity basis.

Condensed financial statements for Justice Investors are as follows.

                              Justice Investors
                 Condensed Balance Sheet as of June 30, 1998

Total current assets                                        $ 1,126,000
Property, plant and equipment, net of accumulated
 depreciation                                                 5,772,000
Loan fees and deferred lease costs, net of
 accumulated depreciation                                       209,000
   Total Assets                                             -----------
                                                            $ 7,107,000
                                                            ===========

Liabilities and partners' capital                           $    79,000
Total current liabilities                                     2,012,000
Long-term debt                                                5,016,000
                                                            -----------
   Total Liabilities and Partners' Capital                  $ 7,107,000
                                                            ===========
                          Justice Investors
        Condensed Results of Operations for the year ended June 30,

                                               1998             1997
                                          -----------     ------------
Revenues                                  $ 6,861,000     $  5,727,000
Net Income                                  5,840,000        4,605,000

5.  Other Investments:

Other investments primarily consist of investments in corporations and securities that are not traded on any exchange.

6.  Mortgage Notes Payable:

At June 30, 1998, the Company had mortgage debt outstanding of $39,044,000. Mortgage debt includes amortizing first mortgages maturing from May 2000 through December 2008 of $39,018,000 at fixed rates ranging from 6.734% to 9.500%, and an amortizing second mortgage of $26,000 maturing in February 2001. Each mortgage is secured by its respective land and building. The annual combined aggregate principal payments on the mortgage notes payable for the five-year period commencing July 1, 1998 are as follows:

            Year Ending June 30,
                     1999               $    523,000
                     2000                  5,784,000
                     2001                    508,000
                     2002                    543,000
                     2003                  4,981,000
                 Thereafter               26,705,000
                                         -----------
                    Total               $ 39,044,000
                                         ===========
7.  Due to Securities Broker:

Various security brokers have advanced funds for the purchase of, and secured by, marketable securities under standard margin agreements in accordance with and subject to the limitations of 17CFR Section 240.15c3-3 under the Securities Exchange Act of 1934 and Section #220.6 of Regulation T issued by the Board of Governors of the Federal Reserve System. The interest rate on advances or cash on deposit can vary daily with money market rates. The interest rate on margin balances is based on the Federal Funds rate plus 0.875% (7.125% at June 30, 1998). The interest rate on cash or deposits is based on the Federal Funds rate less 0.5% (5.75% at June 30, 1998). The interest rate on interest rebates in connection with short positions is based on the Federal Funds rate less 0.375% (5.875% at June 30, 1998).

8.  Income Taxes:

The provision for the Company's income taxes is comprised of the following:


                               			 		           Year Ended June 30,
                                               1998             1997
                                          -----------       -----------
Current tax expense                        $  978,000       $   106,000
Deferred taxes expense (benefit)              (44,000)        1,333,000
                                          -----------       -----------
                                           $  934,000       $ 1,439,000
                                          ===========       ===========

The components of the deferred tax liability as of June 30, 1998, are as follows:

Marketable securities basis differences                     $ 2,519,000
Depreciation and fixed asset basis differences                1,530,000
Minority interests                                              235,000
                                                             ----------
   Gross deferred tax liabilities                             4,284,000
                                                             ----------
State income taxes                                              (48,000)
NOL and credit carryovers                                      (870,000)
Miscellaneous                                                  (320,000)
                                                             -----------
   Gross deferred tax (assets)                               (1,238,000)

Net deferred tax liability                                  $ 3,046,000
                                                            ============
The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:

                                      									      Year Ended June 30,
                                                       1998       1997
                                                  ----------  -----------
Income tax at federal statutory rates             $  635,000  $ 1,125,000
State income taxes, net of federal benefit           122,000      203,000
Change in valuation allowance and restatement
 of deferred liabilities                               2,000      111,000
Other                                                175,000            -
                                                   ---------  -----------
   Total income tax expense                        $ 934,000  $ 1,439,000
                                                   =========  ===========
At June 30, 1998, the Company has federal and state net operating loss carryforwards of approximately $2,313,000 and $2,446,000, respectively.
The carryforwards expire in varying amounts through the year 2011.  The tax laws related to the utilization of loss carryforwards are complex and the amount of the Company's loss carryforward that will ultimately be available to offset future taxable income may be limited.

9. Supplemental Cash Flow Information:

Cash paid for margin interest for the year ended June 30, 1998 and 1997 was $994,000 and $368,000, respectively. Cash paid for interest on mortgage notes payable for the year ended June 30, 1998 and 1997 was $2,972,000 and $2,742,000, respectively. Cash paid for income taxes aggregated $1,126,000 and $162,000 for the year ended June 30, 1998 and 1997, respectively.

10.  Stock Options and Employee Stock Ownership Plan and Trust:

During the year ended June 30, 1998 the Company granted options to a consulting firm to purchase 15,000 shares of its Common Stock, at exercise prices ranging from $33 to $67 per share giving effect to the three-for-two stock split which occurred in June 1998. The options vested immediately and expire on February 22, 2001.

In April 1986, the Company established an Employee Stock Ownership Plan and Trust ("ESOP" or the "Plan"), effective July 1985, which enabled eligible employees to receive an ownership interest in stock of the Company.
The Company did not make ESOP contributions during fiscal 1998 or 1997.
The Company distributed 777 shares to terminated employees during fiscal 1998 and made no stock distributions during fiscal year 1997.

11.  Stock Split in the Form of a Dividend:

On June 5, 1998 the Board of Directors approved a three-for-two stock split of the Company's $.01 par value Common Stock in the form of a stock dividend. The dividend was paid in shares of the Company's Common Stock on June 30, 1998 to shareholders of record as of June 16, 1998. In the future the Company may elect to declare dividends or retain all or a portion of the annual earnings to finance expansions or acquisitions or to establish a reserve for unexpected contingencies, capital requirements and operating expenses.

12.  Commitments and Contingencies:

The lease on the Company's corporate headquarters expires May 31, 1999. Rent expense was approximately $166,000 in 1998 and $162,000 in 1997. Minimum annual rentals under all leases aggregate $172,000 for the year ending June 30, 1999.

On February 22, 1995, the Company was named as a defendant in a shareholders' derivative suit filed against Santa Fe and certain directors of Santa Fe, arising out of the Company's investment in Santa Fe. On December 31, 1996, a final judgment was entered in favor of the Company. On June 9, 1997, the Company was awarded $296,000 in attorneys' fees and costs as a prevailing party in that litigation, effective as of April 25, 1997. The judgment and the award of attorneys have been appealed. The action will continue to be vigorously defended and every effort will be made by the Company to recover the fees and costs it incurred.

On July 3, 1997, the Court of Appeal, granted the director defendants' petition for a writ of mandate and directed the trial court to vacate its prior order denying the director defendants' motion for summary judgment and to enter a new order granting the motion. The Court of Appeal's decision became final on August 2, 1997; however, plaintiffs filed a petition for review to the California Supreme Court on August 12, 1997. That petition was denied by the Supreme Court on October 15, 1997.

As prevailing parties, the director defendants and Santa Fe also made application to the Superior Court for recovery of the attorneys' fees and costs expended in their successful defense of this litigation. On March 13, 1998, the trial court confirmed a prior tentative ruling and granted the applications for attorneys' fees and costs in the total amount of $936,000. On March 24, 1998 a judgment was entered in favor of the director defendants and Santa Fe which made the award of costs effective as of February 20, 1998. That judgment was appealed and is waiting to be briefed.

On March 27, 1998, a wrongful termination action was filed.  The Complaint was filed by an ex-employee, officer and director against the Company and its President and Chairman. The Complaint, as originally filed, sought an award of back and future pay, employee benefits, restitution, unspecified
punitive and special damages and attorneys' fees.   In June of 1998, a
demurrer to the Complaint was sustained without leave to amend, with respect to plaintiff's tort claim for breach of implied covenant of good faith. On or about August 3, 1998, a demurrer to a First Amended Complaint was sustained without leave to amend with respect to plaintiff's claim of violation of section 17200 et seq. of the California Business and Professions Code.
The case is in its very early stages and discovery has just commenced, so it is not possible to predict the outcome at this time.

As an officer and director, the Company's President and Chairman has requested indemnification from the Company as permitted by law and under the Bylaws and
Articles of the Company.   The case will be vigorously defended and there
may be insurance coverage for all or part of the costs of the defense of this action and for all or part of any liability that may be imposed on the Company.

On March 27, 1996 an action was filed against the Company and others arising out of alleged construction defects in two Indio, California apartment complexes formerly owned by the Company. The Complaint alleges damages in the amount of $2,000,000. The Company has filed cross-complaints against the subcontractors and the architect. The case is still in its early stages and only limited discovery has taken place. Accordingly, it is not possible to assess what exposure, if any, the Company may have at this time. There may be insurance coverage for all of part of the costs of defense and for all or part of any liability that may be imposed on the Company.

On October 15, 1997, a related action for Declaratory Relief was filed by the insurance carrier alleging that the Company has no coverage with respect to at least one of the apartment complexes. The Company has filed an answer and cross-complaint for breach of contract, breach of the covenant of good faith and fair dealing and for declaratory relief. Truck Insurance Company has filed a motion to strike the punitive damages claims in the cross-complaint, which was heard on September 10, 1998 and was taken under submission by the court. To date, no discovery has occurred. The Company intends to vigorously defend against the complaint and prosecute its cross-complaint in this action. It is not possible to predict the outcome of this action at this time.

The Company maintains a "phantom" stock program, which provides for the issuance of 60,000 units with each unit equivalent to one share of Common Stock. Participating members of the program are credited with the incremental value in shares of Common Stock and dividend equivalents over a five-year period from the date of award. One-fifth of such credits in the participants' accounts will vest on the first anniversary date of the award and an additional one-fifth vest on each of the next four anniversary dates. As of June 30, 1998, no granted units are outstanding.

On January 13, 1998 the Company's Board of Directors approved the repurchase, from time to time, of up to 150,000 shares of its Common Stock. Such repurchases, together with previously authorized repurchases of up to 72,000 shares which remain under a prior repurchase program, may be made in the discretion of management and depending upon market conditions. The Company acquired 14,250 and 8,550 shares during the years ended June 30, 1998 and 1997, respectively.

13.  Related Party Transactions:

In May 1996, the Company's President exercised options to purchase 250,000 shares of Common Stock at a price of $11.50 per share through a full recourse note due the Company on demand, but in no event later than May 2001. The note bears interest floating at the lower of 10% or the prime rate (8.50% at June 30, 1998) with interest payable quarterly. The balance of the note receivable of $1,437,500 is reflected as a reduction of shareholders' equity at June 30, 1998. During the fiscal year ended June 30, 1998 and 1997, the President of the Company made interest payments of approximately $122,000 and $134,000, respectively in connection with the note relating to his 1996 exercise of stock options.

The Company's President is the trustee of the Employee Stock Ownership Plan. In his role as trustee, he has the power to vote the shares of stock allocated to participants' accounts when directions are not provided to the trustee on a timely basis.

14. Subsequent Event:

On August 18, 1998 the Company entered into a contract to sell its Harrisburg, Pennsylvania property for gross sales price of $3,763,000. The sale is expected to close in early October, 1998.

On August 31, 1998 the Company's Board of Directors authorized, subject to shareholder approval, an amendment to the Company's Certificate of Incorporation which would increase the number of shares of Common Stock, $.01 par value per share that the Company is authorized to issue from 1,500,000 shares to 4,000,000 shares. The proposed amendment would also increase the authorized number of shares of Preferred Stock and authorize a Class A Common Stock. The Board of Directors also set a date of October 2, 1998, for a Special Meeting of Shareholders to consider and vote on the proposed amendment. On August 31, 1998 the Company's Board of Directors declared a three-for-two forward stock split of the Company's Common Stock, $.01 par value per share, to be paid in the form of a stock dividend on October 9, 1998 to shareholders of record as of September 23, 1998. The payment of the stock dividend will be subject to shareholder approval of the amendment to the Company's Certificate of Incorporation. These actions are being taken to help the Company achieve and sustain long term compliance with the applicable maintenance criteria for continued listing on the NASDAQ National Market.

15. Extraordinary Item:

During the year ended June 30, 1998 the Company refinanced three of its properties. The Company incurred $436,000 in prepayment penalties and $111,000 in expense related to the write-off of deferred loan costs associated with loans paid off in connection with the refinancings. These expenses are partially offset by a $219,000 income tax benefit.

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

Item 13.  Exhibits, List and Reports on Form 8-K.
(a)  Exhibits:
3.  Certificate of Incorporation and By-Laws								                    **
    Restated Certificate of Incorporation dated February 20, 1998
4.  Instruments defining the rights of security holders, including
     indentures                                              				       **
9.  Voting Trust Agreement
    (a) Voting Trust Agreement dated June 30, 1998 between John V.
        Winfield and The Intergroup Corporation
10.  Material Contracts
     (a) Stock Option Agreement dated December 19, 1984 between
         the Trust and John V. Winfield	                                *
     (b) Share of Beneficial Interest Unit Plan ("phantom
         stock program") as approved by the shareholders on
         February 11, 1985		                             						         *
        (c) Employee Stock Ownership Plan and Trust Agreement					     ***
        (d) Stock Appreciation Rights Agreement dated April 22,
            1987 as approved by shareholders on August 1, 198						   ****
        (e) Note and Exercise Agreement from  Mr. John V.
            Winfield dated May 17, 1996	                           	 *****
21.  Subsidiaries:
(1) Intergroup Summit Hills, Inc. (incorporated on August 12, 1993 in TX)
(2) Intergroup Mariposa, Inc. (incorporated on June 23, 1994 in TX)
(3) Intergroup Arlington Arms, Inc. (incorporated on August 5, 1993 in OH)
(4) Intergroup Woodland Village, Inc. (incorporated on August 5, 1993 in OH)
(5) Intergroup Cross Keys, Inc. (incorporated on April 1, 1994 in MO)
(6) Intergroup Bridgeton, Inc. (incorporated on May 12, 1994 in MO)
(7) Intergroup Whisperwood, Inc. (incorporated on June 20, 1994 in PA)
(8) Intergroup Eagle Creek, Inc. (incorporated on April 15, 1994 in TX)
(9) Intergroup Entertainment Corp. (incorporated on December 23, 1993 in DE)
(10) Mutual Real Estate Corp. (incorporated on March 10, 1994 in TX)
(11) WinGroup Capital (incorporated on September 21, 1994 in CA)
(12) Broadview Enterprises, Inc. (incorporated April 14, 1995 in MO)
(13) Wayward, Inc. (incorporated April 18, 1995 in MO)
(14) Golden West Entertainment, Inc. (incorporated February 15, 1990 in CA)
(15) Golden West Television Productions, Inc. (incorporated September 17, 1991 in CA)
(16) Golden West Television Productions, Inc. (incorporated March 17, 1986 in NY)
(17) Intergroup The Trails, Inc. (incorporated on September 14, 1994 in TX)
(18) Intergroup Meadowbrook Gardens, Inc. (incorporated on June 23, 1994 in NJ)
(19) Intergroup Pine Lake, Inc. (incorporated on February 9, 1996 in KY)
(20) Bellagio Capital Fund, LLC (established on June 18, 1997 in CA)
(21) Intergroup Casa Maria, Inc. (incorporated on April 3, 1997 in TX)
(22) Casa Maria Limited Partnership (established August 19, 1993 in KS)
(23) Healthy Planet Communications, Inc. (incorporated July 3, 1997 in CA)

27. Financial Data Schedule

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

THE INTERGROUP CORPORATION
(Registrant)

Date:  September 23, 1998

By:_____________________
/s/ John V. Winfield
	John V. Winfield, Chairman of the Board;
	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  September 23, 1998

By:_______________________
/s/ John V. Winfield
	John V. Winfield, Chairman of the Board;
	President and Chief Executive Officer

Date:  September 23, 1998

By:________________________
/s/ William J. Nance
	William J. Nance, Director and Treasurer

Date:  September 23, 1998

By:______________________
/s/ Josef A. Grunwald
	Josef A. Grunwald, Director

Date:  September 23, 1998

By:________________________
/s/  Mildred Bond Roxborough
	Mildred Bond Roxborough, Director

Date:  September 23, 1998

By:_________________________
/s/  Gary N. Jacobs, Esq.
	Gary N. Jacobs, Esq., Director and Secretary

Date:  September 23, 1998

By:___________________________
/s/  Dr. John C. Love
	Dr. John C. Love, Director

Date:  September 23, 1998

By:____________________________
/s/  Gregory C. McPherson
	Gregory C. McPherson, Executive Vice President

Date:  September 23, 1998

By:__________________________
/s/  Mary E. Arnold
	Mary E. Arnold, Vice President Finance