Form 10KSB/A
period 1998-06-30
INTERGROUP CORP
filed 1998-10-28
CIK 69422

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at October 13, 1998, was $13,061,688 (based on the price at which the stock closed on such date). Solely for purposes of this calculation affiliates of the registrant have been deemed to include only directors, executive officers and the Employee Stock Ownership Plan and Trust of the registrant.

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of October 13, 1998 was 2,110,913 shares

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act.

The Company's Certificate of Incorporation provides that the Board of Directors shall consist of not more than nine nor less than five members. The exact number of Directors is fixed by the Board prior to each year's annual meeting of shareholders and as of June 30, 1998 consisted of six. The Board is divided into three staggered classes, each class having not less than one nor more than three members. Each Director is elected to serve for a three-year term, and until the election and qualification of his or her successor. When vacancies on the Board occur, due to resignation or otherwise, the Directors then in office may continue to exercise the powers of the Directors and a majority of such directors may select a new Director to fill the
vacancy.   Any Director may resign at any time.  Any Director may be
removed by the vote of, or written consent of, the holders of a majority of the shares of Common Stock outstanding at a special meeting called for the purpose of removal or to ratify the recommendation of a majority of the Directors that such Director be removed.

The Directors will not be individually liable for the debts of the Company. Each Director is indemnified by the Company against any loss, expense, or liability arising out of or in connection with the affairs of the Company unless such arises out of his acts which constitute willful misfeasance, bad faith, gross negligence, or reckless disregard of his or her duties.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 1998:


                         Position with
    Name                the Corporation    Age      Term to Expire
----------------     ------------------    ----    -----------------
Class A Directors
John V. Winfield      Chairman of theBoard;  52     2000 Annual Meeting
(1)(4)(5)(6)(7)       President and Chief
                      Executive Officer

Josef A.
Grunwald(2)(3)(5)(7)  Director               50     2000 Annual Meeting

Class B Director
Gary N. Jacobs
(1)(6)(7)             Secretary; Director    52     1998 Annual Meeting

William J. Nance (1)
(2)(3)(4)(6)(7)       Treasurer; Director    54     1998 Annual Meeting

Class C Director
Mildred Bond
Roxborough(2)         Director               71     1999 Annual Meeting

John C. Love (3)(4)   Director               58     1999 Annual Meeting

Other Executive
Officer
Gregory C. McPherson  Executive Vice         39      N/A
                      President;
                      Assistant Secretary
                      and Assistant
                      Treasurer
______________

(1)  Member of the Executive Committee
(2)  Member of the Administrative and Compensation Committee
(3)  Member of the Audit and Finance Committee
(4)  Member of the Real Estate Investment Committee
(5)  Member of the Nominating Committee
(6)  Member of the Securities Investment Committee
(7)  Member of the Special Strategic Options Committee

Business Experience:
The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield -- Mr. Winfield was first appointed to the Board in 1982. He currently serves as the Company's Chairman of the Board, President and Chief Executive Officer, having first been appointed as such in 1987. Mr. Winfield also serves as President, Chairman and Chief Executive Officer of Santa Fe Financial Corporation ("Santa Fe") and Portsmouth Square, Inc. ("Portsmouth") and Chairman of the Board of Healthy Planet Products, Inc.

Josef A. Grunwald -- Mr. Grunwald is an industrial, commercial and residential real estate developer. He serves as Chairman of PDG N.V. (Belgium), a hotel management company, and President of I.B.E. Services S.A. (Belgium), an international trading company. Mr. Grunwald was first elected to the Board in 1987. Mr. Grunwald is also a Director of Portsmouth.

William J. Nance -- Mr. Nance is a Certified Public Accountant and private consultant to the real estate and banking industries. He also serves as President of Century Plaza Printer, Inc. Mr. Nance was first elected to the Board in 1984. He was appointed Treasurer, Chief Operating Officer and Chief Financial Officer in 1987. Mr. Nance resigned as Chief Operating Officer and Chief Financial Officer in January 1990 but continues to serve as Treasurer. Mr. Nance is also a Director of Santa Fe, Portsmouth and Healthy Planet Products, Inc..

Mildred Bond Roxborough -- Ms. Roxborough was Director of Development and Special Programs of the National Association for the Advancement of Colored People (NAACP) from 1986 to 1997. She also served as Vice Chairman of the Board of Directors of America's Charities Federation, Chairman of its Membership and Personnel Committees and member of its Long Range Planning Committee; and Member of the Board of Directors of Morningside Health and Retirement Service, Member of Personnel Committee of Morningside Heights Housing Corporation. Since 1997 Ms. Roxborough has served as a consultant to the NAACP. Ms. Roxborough was first appointed to the Company's Board in 1984 and served as Vice Chairman from 1987 through 1994.

Gary N. Jacobs -- Mr. Jacobs was appointed to the Board and as Secretary in 1998. Mr. Jacobs is a senior partner of the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP, where he heads the corporate department. Mr. Jacobs graduated summa cum laude from Brandeis University and from Yale Law School, where he was Order of the Coif. He is a Trustee of the Natural History Museum of Los Angeles County and a member of the Board of Overseers of Brandeis University's Graduate School of International Economics and Finance. Mr. Jacobs is Secretary of You Bet International, Inc.

John C. Love - Dr. Love was appointed to the Board in 1998. He is an independent consultant to the hospitality and tourism industries and was formerly a general partner in the national CPA and consulting firm of Pannell Kerr Forster. He is Chairman Emeritus of the Board of Trustees of Golden Gate University in San Francisco. Dr. Love is also a Director of Santa Fe and Portsmouth.

Gregory C. McPherson -- Mr. McPherson joined the Company in 1993. Prior to joining the Company Mr. McPherson was a private financial and strategic advisor, served as Vice President in the Investment Banking and Corporate Finance Department of Kemper Securities Group, Inc., was with Prudential Bache Capital Funding in their Mergers and Acquisitions and Financial Restructuring Group and was a manager at the public accounting firm of Price Waterhouse LLP. Mr. McPherson received an M.B.A. from the Harvard Business School and is a Certified Public Accountant.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission, Directors and Executive Officers of the Company, as well as persons holding more than 10% of the Company's Common Stock, are required to file reports showing their initial ownership of the Company's Common Stock and any subsequent changes in that ownership with the Securities and Exchange Commission and all the exchanges on which the Company's securities are registered by certain specified due dates. Based solely on the Company's review of copies of such reports furnished to the Company and written representations that no other reports were required to be filed during fiscal year 1998, all such reports that were required were filed on a timely basis.


Item 10.	Executive Compensation.

The following table provides certain summary information concerning compensation paid to or accrued by the Company to the Executive Officers and one employee of the Company who earned more than $100,000 (salary and bonus) for all services rendered to the Company for fiscal years 1998, 1997 and 1996. Estimated annual benefits upon retirement will include allocations under the ESOP (defined below). Such benefits are not currently determinable because the plan is voluntary and employee contributions and allocations under the plan are discretionary. There are currently no employment contracts with the Executive Officers. No Long-Term Compensation Award or Payouts were made, and no Options or Stock Appreciation Rights ("SARs") were granted during fiscal year 1998, 1997 or 1996.


Name and Principal                                            Other Annual
Position                  Year     Salary      Bonus          Compensation
------------------       ------   -------      ------         -------------
John V. Winfield
Chairman; President       1998   $102,080(1)     -              $43,193(2)
and Chief Executive       1997   $102,078        -              $29,693(2)
Officer                   1996   $195,650        -              $36,622(2)

Gregory C. McPherson      1998   $ 97,656(3)  $10,000              -
Executive Vice President; 1997   $ 97,082(3)     -                 -
Assistant Secretary and   1996   $191,655        -                 -
Assistant Treasurer

David G. Gonzalez         1998   $105,000     $60,000              -
Controller
___________________

(1) Mr. Winfield is the President and Chairman of the Board of Santa Fe and Portsmouth, and received $102,084 of compensation from those entities during fiscal year 1998.

(2) Amounts include an auto allowance, imputed interest on a note due the Company and compensation for a portion of the salary of an assistant. The auto allowance was $29,193, $29,693 and $12,622 during fiscal year 1998, 1997 and 1996, respectively. The amount of compensation related to interest on the note was approximately $24,000 during fiscal year 1996. The amount of compensation related to the assistant was approximately $14,000 during fiscal year 1998. The note receivable in connection with the stock options was paid in full in March 1996.

(3) Mr. McPherson is a consultant of Portsmouth and received consulting fees of $88,200 and $86,282 during fiscal year 1998 and 1997, respectively.

Employee Stock Ownership Plan and Trust ("ESOP")

In April 1986, the Company established an Employee Stock Ownership Plan and Trust ("ESOP" or the "Plan"), effective July 1985, which enabled eligible employees to receive an ownership interest in stock of the Company. The Company made $816 in ESOP contributions during fiscal year 1998 and no contributions in fiscal year 1997 and fiscal year 1996. The Company made distributions of 1,680 shares (adjusted for split) of Common Stock during fiscal year 1998, made no distributions during fiscal year 1997 and made distributions of 16,273 shares (adjusted for split) of Common Stock during fiscal year 1996.

Phantom Stock Program

The Company maintains a "phantom" stock program that provides for the issuance of 90,000 units (adjusted for split) with each unit being equivalent to one share of Common Stock. Participating members of the program are credited with the incremental value in shares of common stock and dividend equivalents over a five-year period from the date of award. One-fifth of such credits to participants' accounts will vest on the first anniversary date of the award and an additional one-fifth vest on each of the next four anniversary dates. No units were granted in fiscal year 1998 or fiscal year 1997. As of June 30, 1998, no units were outstanding.

Stock Incentive Plan

In 1987, the Board approved a Stock Incentive Plan providing for the issuance of up to 281,250 shares (adjusted for split) of the Company's Common Stock pursuant to the exercise of the stock options granted under the plan. The Plan also provided for the issuance of SARs that may be granted in connection with or without relation to the stock options.
The plan was approved by the Company's shareholders in 1988. In conjunction with the Stock Incentive Plan, the Board and shareholders approved the grant of an option to the Company's President for the purchase of 281,250 shares (adjusted for split) of Common Stock at an exercise price of $5.11 (adjusted for split). During fiscal year 1996, the Company's President fully exercised his option. No additional options or SARs were granted under this plan, and no options to purchase shares of Common Stock remain outstanding. The plan expired August 1, 1998.

Compensation of Directors

The Company's arrangements for compensation of Directors is as follows: the Chairman of the Board of Directors is eligible to receive $9,000 per annum; each Director is eligible to receive a fee of $6,000 per annum and a fee of $500 for each Board or committee meeting attended; and each Director who is a chairman of a committee of the Board of Directors is eligible to receive $600 for each committee meeting which he or she chairs. The Directors who are also Executive Officers do not receive any fee for attending either meetings of the board or of any Board committee. As an Executive Officer, the Company's Chairman has also elected to forego his annual board fee.

Except for the foregoing, there are no other arrangements for compensation of Directors and there are no employment contracts between the Company and its Directors.


Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of September 30, 1998, certain information with respect to the beneficial ownership of Common Stock owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group. Share amounts have been adjusted to reflect the three-for-two forward stock split paid on October 9, 1998 in the form of a 50% stock dividend to the shareholders of record on September 23, 1998.

Name and address of         Amount and Nature
Beneficial Owner          of Beneficial Owner(1)    Percentage(2)
-------------------       ----------------------    --------------
John V. Winfield               925,938(3)                 43.9%
2121 Avenue of the Stars
Los Angeles, CA 90067

Josef Grunwald                  73,045                     3.5%
2121 Avenue of the Stars
Los Angeles, CA 90067

William J. Nance                38,250                     1.8%
2121 Avenue of the Stars
Los Angeles, CA 90067

Mildred Bond Roxborough          2,350                       *
2121 Avenue of the Stars
Los Angeles, CA 90067

Gary N. Jacobs                   2,250                       *
2121 Avenue of the Stars
Los Angeles, CA 90067

John C. Love                         0                       *
2121 Avenue of the Stars
Los Angeles, CA 90067

Gregory C. McPherson             8,994(4)                    *
2121 Avenue of the Stars
Los Angeles, CA 90067

All Directors and
Executive Officers as a
Group (7 persons)             1,050,827                    49.4%
___________________
*  Ownership does not exceed 1%.

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 2,110,913 shares of Common Stock outstanding at September 30, 1998.

(3) Includes 31,113 shares allocated to Mr. Winfield under the ESOP. Does not include an additional 15,151 shares held by the ESOP with respect to which Mr. Winfield, as trustee, would have the power to vote if voting instructions are not provided by the participants on a timely basis.

(4)  Includes 3,594 shares allocated to Mr. McPherson under the ESOP.

Item 12.	Certain Relationships and Related Transactions.

In March 1996, the Company's President paid in full the $830,173 outstanding balance of the note relating to his 1986 exercise of stock options.

In May 1996, the Company's President exercised an option to purchase 281,250 shares of Common Stock at a price of $5.11 per share through a full recourse note due the Company on demand, but in no event later than May 2001. The note bears interest floating at the lower of 10% or the prime rate (8.50% at June 30, 1998) with interest payable quarterly. During fiscal year 1998, the Company's President made interest payments of approximately $122,000 in connection with the note relating to his 1996 exercise of stock options. The balance of the note receivable at June 30, 1998 was $1,437,500.

Effective October 1, 1998 the Board of Directors approved an increase in the salary of the President and Chief Executive Officer of the Company to $270,000 per year. The increase is intended to set Mr. Winfield's salary at a level commensurate with chief executive officers of similar public companies and for his additional services to the Company, including his management of the Company's securities portfolio. The increase also restores the salary to a level which Mr. Winfield had previously reduced voluntarily.

Effective October 1, 1998 Mr. Winfield's compensation from Santa Fe and Portsmouth increased to $150,000 and $90,000 per year, respectively.

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

Mr. Jacobs is a senior partner of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP which provided legal services to the Company
during the year ended June 30, 1998.   During the year ended June 30,
1998, the Company made payments of approximately $86,000 to Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERGROUP CORPORATION
(Registrant)

Date:  October 27, 1998

By:_________________
/s/ John V. Winfield
	John V. Winfield, Chairman of the Board;
	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: October 27, 1998

By:__________________
/s/ John V. Winfield
	John V. Winfield, Chairman of the Board;
	President and Chief Executive Officer


Date:  October 27, 1998

By:__________________
/s/ William J. Nance
	William J. Nance, Director and Treasurer

Date:  October 27, 1998

By:___________________
/s/ Josef A. Grunwald
	Josef A. Grunwald, Director


Date:  October 27, 1998

By:_________________________
/s/  Mildred Bond Roxborough
	Mildred Bond Roxborough, Director

Date:  October 27, 1998

By:_____________________
/s/  Gary N. Jacobs, Esq.
	Gary N. Jacobs, Esq., Director and Secretary

Date:  October 27, 1998

By:____________________
/s/  Dr. John C. Love
	Dr. John C. Love, Director

Date:  October 27, 1998

By:_______________________
/s/  Gregory C. McPherson
	Gregory C. McPherson, Executive Vice President

Date:  October 27, 1998

By:________________
/s/  Mary E. Arnold
	Mary E. Arnold, Vice President Finance