Form 10QSB
period 1998-09-30
INTERGROUP CORP
filed 1998-11-13
CIK 69422

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-QSB

( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT

For the transition period from ______ to _____

Commission file number 1-10324


                            THE INTERGROUP CORPORATION
          -------------------------------------------------------
                (Name of small business issuer in its charter)

                                  DELAWARE
         -------------------------------------------------------
      (State or other jurisdiction of incorporation or organization)

                                 13-3293645
                 ----------------------------------------
                  (I.R.S. Employer Identification No.)


                 2121 Avenue of the Stars, Suite 2020
           Los Angeles, California                    90067
       ------------------------------------------------------
         (Address of principal executive offices)  (Zip Code)

Issuer's telephone number:               (310) 556-1999

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of October 31, 1998 was 2,107,363 shares.

Transitional Small Business Disclosure Format (check one): YES__ NO X

                       THE INTERGROUP CORPORATION
                          INDEX TO FORM 10-QSB

PART  I.     FINANCIAL INFORMATION

Item  1.  Consolidated Financial Statements:

Consolidated Balance Sheet (unaudited)
September 30, 1998								                                     	3

Consolidated Statements of Operations (unaudited)
Three Months Ended September 30, 1998 and 1997				             	4

Consolidated Statements of Cash Flows (unaudited)
Three Months Ended September 30, 1998 and 1997			              	5

Notes to Consolidated Financial Statements                 					6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations          10

Part II.       Other Information						                        	13

Item 1. Legal Proceedings							                              	13

Item 4. Submission of Matters to a Vote of Security Holders    13

Item 6. Exhibits and Reports on Form 8-K					                 	14

Signatures			                                          								15

                      THE INTERGROUP CORPORATION
                      CONSOLIDATED BALANCE SHEET
                            (UNAUDITED)
As of September 30,                                                 1998
                                                                 ---------
Assets
Investment in real estate, at cost:
  Land                                                         $  6,454,000
  Buildings, improvements and equipment                          37,600,000
  Property held for sale or development                           2,136,000
                                                                -----------
                                                                 46,190,000
Less accumulated depreciation                                   (15,750,000)
                                                                -----------
                                                                 30,440,000
Cash and cash equivalents                                         2,723,000
Restricted cash                                                   1,648,000
Marketable securities:
  Available-for-sale                                             18,924,000
  Trading                                                         4,804,000
Investment in Justice Investors                                   9,892,000
Other investments                                                 2,375,000
Rent and other receivables                                          330,000
Prepaid expenses and other assets                                 2,018,000
                                                                -----------
   Total assets                                                $ 73,154,000
                                        								                ===========
Liabilities and Shareholders' Equity
Liabilities:
 Mortgage notes payable                                        $ 38,922,000
 Obligation for securities sold                                   9,196,000
 Due securities broker                                              931,000
 Accounts payable and accrued expenses                            3,051,000
 Deferred income taxes                                            1,301,000
					                                                           -----------
   Total liabilities                                             53,401,000
									                                                       -----------
Minority interest                                                10,362,000
 								                                                       -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares authorized;
    none issued                                                           -
  Common stock, $.01 par value, 4,000,000 shares authorized;
    2,129,288 issued, 2,110,913 outstanding                          21,000
  Common stock, class A $.01 par value, 2,500,000 authorized;
    None issued                                                           -
    Additionl paid-in capital                                     8,686,000
    Retained earnings                                               289,000
  Unrealized gain on investment securities,
    net of deferred taxes                                         2,077,000
  Note receivable - stock options                               ( 1,438,000)
  Treasury stock, at cost, 18,375 shares                        (   244,000)
                                                                 ----------
Total shareholders' equity                                        9,391,000
                                             									           ----------
Total liabilities & shareholders' equity                       $ 73,154,000
                                                                 ==========
The accompanying notes are an integral part of the consolidated financial statements

                          THE INTERGROUP CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                                                                (Restated)
For the Three Months ended September 30,          1998             1997
                                                 --------       --------
Real estate operations:
Rental income                                  $ 3,335,000    $ 2,951,000
Rental expenses:
 Mortgage interest expense                         789,000        726,000
 Property operating expenses                     1,669,000      1,418,000
 Real estate taxes                                 270,000        252,000
 Depreciation                                      529,000        431,000
                                                ----------      ---------
  Income from real estate operations                78,000        124,000
                                                ----------      ---------
Investment transactions:
Dividend and interest income                        74,000        296,000
Investment gains                                 1,055,000      2,986,000
Investment losses                               (1,558,000)    (1,057,000)
Margin interest, trading and management
 expenses                                       (  186,000)    (  216,000)
Equity in net income of Justice Investors          781,000        755,000
                                               -----------     -----------
                                                   166,000      2,764,000
                                               -----------     -----------
Other income (expense):
  General and administrativ        	            (  394,000)    (  411,000)
  Miscellaneous income (expense)                (   98,000)        35,000
                                               -----------     ----------
                                                (  492,000)    (  376,000)
                                               -----------     ----------
Income(loss)before provision for income taxes
 and minority interest                          (  248,000)     2,512,000
Benefit (provision) for income taxes               338,000     (1,042,000)
                                               -----------      ---------
Income before minority interest                     90,000      1,470,000
Minority interest expense                       (   89,000)    (  213,000)
          		                                    ----------      ---------
Net income           	                       $       1,000    $ 1,257,000
                                                ==========      =========

Basic earnings per share                     $         .00    $       .58
                         					                  ==========      =========
Weighted average number of shares outstanding    2,120,663	     2,158,535
                                                ==========      =========

Comprehensive Income:
  Net income                                   $     1,000    $ 1,257,000
  Unrealized gain (loss) on securities arising
   during period                                (4,808,000)     3,376,000
  Income tax benefit(expense)                    1,737,000     (1,127,000)
                                                ----------      ---------
  Comprehensive income (loss)			               $(3,070,000)   $ 3,506,000
	                                               ==========      =========
The accompanying notes are an integral part of the consolidated financial statement

                         THE INTEGROUP CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                                (Restated)
For the Three Months Ended September 30,          1998              1997
Cash flows from operating activities:         _____________    ____________
  Net income                   	                $     1,000    $  1,257,000
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Depreciation of real estate                    529,000         432,000
     Amortization of investments and other assets    26,000          14,000
     Equity in net income from Justice Investors (  781,000)    (   755,000)
     Equity in loss income from other investments   107,000           4,000
     Minority interest                               89,000         213,000
     Changes in assets and liabilities:
      Receivables                                    36,000          23,000
      Prepaid expenses and other assets          (  724,000)    (    29,000)
      Accounts payable and other liabilities	        33,000     (    42,000)
      Income taxes payable                       (    8,000)      1,089,000
	                                              ------------    ------------
Net cash provided(used)by operating activities   (  692,000)      2,206,000
					                                          ------------    ------------
Cash flows from investing activities
  Additions to buildings, improvements
   and equipment                                 (  519,000)    ( 1,158,000)
  Investment in real estate                      (    8,000)    (   265,000)
  Reduction (increase)in other investments       (   49,000)        714,000
  Distributions from Justice Investors              418,000         418,000
  Reduction(investment) in marketable securities  3,387,000      (5,289,000)
  Investment in Santa Fe stock                   (   49,000)              -
    Purchase of Portsmouth stock                 (  125,000)              -
                                                 ----------      ----------
Net cash provided by (used for) investing
  activities                                      3,055,000      (5,580,000)
                                        								 ----------      -----------
Cash flows from financing activities:
  Principal payments on mortgage notes payable	 (  122,000)     (  121,000)
  Decrease (increase) in restricted cas             83,000      (   35,000)
  Decrease (increase)in securities sold         (1,424,000)      1,052,000
 (Decrease)increase in due to securities brokers(3,273,000)      1,738,000
  Dividends paid to minority shareholders       (   63,000)     (  133,000)
  Purchase of treasury stock                    (  154,000)              -
                                                 ----------      ----------
Net cash provided by (used for) financing
 activities                                      (4,953,000)      2,501,000
       			     			                               ----------      -----------
Net decrease in cash and cash  equivalents       (2,590,000)     (  873,000)
Cash and cash equivalents at beginning of
 period                                           5,313,000       4,188,000
                                                 ----------     -----------
Cash and cash equivalents at end of period      $ 2,723,000     $ 3,315,000
                                                 ==========     ===========
The accompanying notes are an integral part of the consolidated financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

For the three months ended September 30, 1998

1.  General:

The consolidated financial statements included herein are unaudited; however, in the opinion of The InterGroup Corporation (the "Company"), the interim financial information contains all adjustments, including normal recurring adjustments, necessary to present fairly the results for the interim period. These consolidated financial statements include the accounts of the Company and its subsidiaries and should be read in conjunction with the Company's June 30, 1998 audited consolidated financial statements and notes thereto.

During fiscal year 1998 the Company's Chairman and President entered into a voting trust agreement with the Company giving the Company the power to vote the shares of Santa Fe common stock that he owns. As a result of this agreement the Company has the power to vote 51.5% of the voting shares as of September 30, 1998. Santa Fe's revenue is primarily generated through its 66.9% interest in Portsmouth Square, Inc. ("Portsmouth"), which derives its revenues primarily through its 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land improvements and leasehold known as the Financial District Holiday Inn, a 556-room hotel in San Francisco, California.

On August 31, 1998 the Board of Directors approved a three-for-two stock split of the Company's $.01 par value Common Stock in the form of a stock dividend. The dividend was paid in shares of the Company's Common Stock on October 9, 1998 to the shareholders of record as of September 23, 1998.
The accounts of the Company and related share information have been adjusted to reflect the stock split as of September 30, 1998.

2. Marketable Securities:

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading or available-for-sale securities. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designations at each balance sheet date.

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

At September 30, 1998 marketable securities available-for-sale included $1,785,000 of debt securities. At September 30, 1998, the aggregate market value of marketable securities exceeded the aggregate cost by approximately $3,549,000. The net unrealized gain is comprised of gross unrealized gains of approximately $7,421,000 reduced by gross unrealized losses of $3,872,000. The net unrealized gain, net of deferred taxes of approximately $1,472,000, is included as a separate item in shareholders' equity. As September 30, 1998 the Company had no naked short positions.

3. Investment in Justice Investors:

The consolidated accounts include a 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land improvements and leasehold known as the Financial District Holiday Inn, a 556-room hotel in San Francisco, California. Portsmouth is both a limited and general partner in Justice and records its investment in Justice on the equity basis.

Condensed financial statements for Justice Investors are as follows.

                          Justice Investors
              Condensed Balance Sheet as of September 30, 1998

Assets
Total current assets                                 $ 1,404,000
Property, plant and equipment
 net of accumulated depreciation                       5,674,000
Other assets                                             201,000
                                                       ---------
   Total Assets                                      $ 7,279,000
                                                       =========
Liabilities and partners' capital
Total current liabilities                            $   100,000
Long-term debt                                         1,434,000
Partners' capital                                      5,745,000
                                                       ---------
   Total Liabilities and Partners' Capital           $ 7,279,000
                                                       =========

                             Justice Investors
                    Condensed Results of Operations
              for the three months ended  September 30,
                                                     1998    1997
                                                  --------  ---------
Revenues                                       $ 1,802,000  $ 1,781,000
Net Income                                       1,569,000    1,516,000

4. Investment in Healthy Planet Products, Inc.

On August 5, 1998 the Company's Chairman and President became the Chairman of Healthy Planet Products, Inc. ("Healthy Planet") and one of the
Company's directors became a director of Healthy Planet. As a result, the Company exercises significant influence over Healthy Planet and, therefore, the Company's consolidated operating results and cash flows for the three months ended September 30, 1997, have been restated to account for the Company's 9.8% ownership interest in Healthy Planet on the equity method. Previously the Company accounted for its investment in Healthy Planet for this period on the cost method. The effect of this restatement is to decrease previously reported net income and retained earnings by $4,000.

5. Commitments and Contingencies:

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

On March 27, 1998, a wrongful termination action was filed by an ex-employee, officer and director against the Company and its President and Chairman. The Complaint, as originally filed, sought an award of back and future pay, employee benefits, restitution, unspecified punitive and special damages and
attorneys' fees.   In June of 1998, a demurrer to the Complaint was sustained without leave to amend, with respect to plaintiff's tort claim for breach of implied covenant of good faith. On or about August 3, 1998, a demurrer to a First Amended Complaint was sustained without leave to amend with respect to plaintiff's claim of violation of section 17200 et seq. of the California Business and Professions Code. Plaintiff filed a petition for a writ of mandate challenging that decision, which was summarily denied by the court of appeal. Plaintiff also filed an appeal from an order denying his motion to disqualify the law firm representing the Company and its Chairman and President. The filing of that appeal has resulted in a stay of all trial court proceedings in that action. The case is in its very early stages and discovery has just commenced, so it is not possible to predict the outcome at this time.

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

On October 15, 1997, a related action for Declaratory Relief was filed by the insurance carrier alleging that the Company has no coverage with respect to at least one of the apartment complexes. The Company has filed an answer and cross-complaint for breach of contract, breach of the covenant of good faith and fair dealing and for declaratory relief. Truck Insurance Company has filed a motion to strike the punitive damages claims in the cross-complaint, which was granted. To date, no discovery has occurred. The Company intends to vigorously defend against the complaint and prosecute its cross-complaint in this action. It is not possible to predict the outcome of this action at this time.

6. Related Party Transactions:

In May 1996, the Company's Chairman and President exercised an options to purchase 281,250 shares (adjusted for split) of the Company's Common Stock at an exercise price of $5.11 per share (adjusted for split) through a full recourse note due to the Company on demand, but in no event later than May 2001. The note bears interest floating at the lower of 10% or the prime rate (8.50% at September 30, 1998) with interest payable quarterly. The balance of the note receivable of $1,438,000 is reflected as a reduction of shareholders' equity at September 30, 1998.

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

                     THE INTERGROUP CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The discussion below and elsewhere in this report includes forward-looking statements about the future business results and activities of the Company, which, by their very nature, involve a number of risks and uncertainties.
When used in this discussion, the words "estimate", "project", "anticipate" and similar expressions, are subject to certain risks and uncertainties, such as changes in general economic conditions, local real estate markets, and competition, as well as uncertainties relating to uninsured losses, securities markets, and litigation, including those discussed below that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements.
The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

For the three months ended September 30, 1998 compared to September 30, 1997 (Restated)

Income from real estate operations for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 was primarily impacted by the Company's properties in San Antonio, Texas, Houston, Texas, and Middletown, Ohio.

Rental income from real estate operations increased 13.0% to $3,335,000 from $2,951,000 for the three months ended September 30, 1998 and 1997, respectively. The increase was primarily due to three Texas properties, including the Houston, Texas property which experienced significantly lower vacancy levels following the rehabilitation which was substantially complete as of September 30, 1998.

Mortgage interest expense increased 8.7% to $789,000 from $726,000 for the three months ended September 30, 1998 and 1997, respectively. This is due to higher mortgage payments associated with three properties refinanced with higher levearge offset by lower interest rates during the previous fiscal year.

Property operating expenses increased 17.7% to $1,669,000 from $1,418,000 for the three months ended September 30, 1998 and 1997, respectively. This is primarily due to the Houston, Texas and Middletown, Ohio properties. Expenses at the Company's Cincinnati, Ohio and Harrisburg, Pennsylvania properties were also up but to a lesser extent. These increases include personnel, leasing and repair and maintenance expenses required to prepare and maintain apartments for rental.

Real estate taxes increased 7.2% to $270,000 from $252,000 for the three months ended September 30, 1998 and 1997, respectively. This increase is primarily due to increases in assessed property values.

Depreciation expense increased 22.5% to $529,000 from $431,000 for the three months ended September 30, 1998 and 1997, respectively. This increase is due to property improvements made during the previous fiscal year.

Investment gains decreased 64.7% to $1,055,000 from $2,986,000 for the three months ended September 30, 1998 and 1997, respectively and investment losses increased 47.4% to $1,558,000 from $1,057,000 for the three months ended September 30, 1998 and 1997, respectively. Realized gains and losses may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, in the opinion of management the amount of realized investment gain or loss for any given period has no predictive value, and variations in amounts from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio.

Margin interest and trading expenses decreased 13.7% to 186,000 from $216,000 due to a decrease in margin interest expense to $62,000 from $131,000 for the three months ended September 30, 1998 and 1997, respectively. The Company's overall investment portfolio, which includes marketable securities, the Company's investment in Santa Fe and Healthy Planet based on the equity method and other investments, had a negative return of 20.6% for the three months ended September 30, 1998 compared to a positive return of 25.0% for the three months ended September 30, 1997. The return is calculated by dividing the net realized and unrealized gains and losses net of associated expenses by the average monthly investment balance of the overall investment portfolio. For the five years ended September 30, 1998, the overall investment portfolio achieved a positive average annual compounded return of 2.1%. It should be noted that other investments primarily includes investments that are not traded on any exchange and, accordingly, the return calculations do not reflect any increases or decreases in value of other investments until such gains or losses are realized or there is an other than temporary decline in value below the cost of the investment.

The Company's equity in the net income of Justice investors increased 3.5% to $781,000 from $755,000 for the three months ended September 30, 1998 and 1997, respectively.

General and administrative expenses decreased 4.1% to $394,000 from $411,000 for the three months ended September 30, 1998 and 1997, respectively.

Miscellaneous expense increased to $98,000 compared to miscellaneous income of $35,000 for the three months ended September 30, 1998 and 1997, respectively. The increase in expense is primarily due to legal fees incurred by the Company in connection with defense of allegations made by a former officer and director of the Company and in connection with defense of alleged construction defects in two apartment complexes formerly owned by the Company.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both.
The Company and Santa Fe used net cash flow of $692,000 for operating activities, generated net cash flow of $3,055,000 from investing activities and used net cash flow of $4,953,000 for financing activities during the three months ended September 30, 1998.

During the three months ended September 30, 1998 the Company improved properties in the aggregate amount of $519,000. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the company's properties and potentially enable the company to obtain a higher yield through higher rents.

The Company's outstanding indebtedness includes mortgages on real estate which amounted to $38,922,000 as of September 30, 1998. Management may pursue property refinancing activities as considered necessary or when deemed economically favorable to the Company.

On September 21, 1998 the Company entered into an agreement to borrow up to $2,000,000 at a rate equal to the prime rate at the time funds are borrowed. Payment, including accrued interest, is due on September 21, 1999. The loan is secured by the Company's unimproved land in St. Louis, Missouri. As of September 30, 1998 there were no amounts owing under this agreement.

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


SUBSEQUENT EVENTS

On August 18, 1998 the Company entered into a contract to sell its Harrisburg, Pennsylvania property. On October 2, 1998 the Company completed the sale for gross sales proceeds of $3,763,000 and realized a gain of approximately $2,150,000. A portion or all of the proceeds may be utilized to acquire other real estate investments.

On August 31, 1998 the Board of Directors approved a three-for-two stock split of the Company's $.01 par value Common Stock in the form of a stock dividend. The dividend was paid in shares of the Company's Common Stock on October 9, 1998 to the shareholders of record as of September 23, 1998. The accounts of the Company and related share information have been adjusted to reflect the stock split as of September 30, 1998.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings.

Guinness Peat Group plc v. Robert N. Gould, et al., San Diego County Superior Court Case No. 685760. The appeal from the summary judgement and the award of attorneys' fees and costs in the amount of $296,000, which were granted in favor of the Company, has now been fully briefed. Oral argument and a subsequent decision on that appeal are not expected to occur for at least another 12 to 18 months. The appeal of the award of attorneys' fees in favor of Santa Fe and the director defendants in the aggregate amount of $936,000 also remains on appeal, with only the opening brief filed to date. The parties have participated in a Court of Appeal settlement program, but no progress has been made to date as to settlement.

Howard A. Jaffe v. The InterGroup Corporation, et al., Los Angeles County Superior Court Case No. BC188323. On or about August 3, 1998, a demurrer to plaintiff's First Amended Complaint was sustained without leave to amend with respect to plaintiff's claim of violation of section 17200 et seq. of the California Business and Professions Code. Plaintiff filed a petition for a writ of mandate challenging that ruling which was summarily denied by the Court of Appeal. Plaintiff also filed an appeal from an order denying his motion seeking to disqualify the law firm representing the Company and its President and Chairman. The filing of that appeal has resulted in a stay of all trial court proceedings in that action.

7709 Lankershim Ltd. v. Carreon Villa Apartments I, et al., Riverside County Superior Court Case No. 088325. That action is still in its early stages and only limited discovery has taken place to date.

Truck Insurance Exchange v. Carreon Villa Apartments I, et al., Riverside County Superior Court No. 004158. Plaintiff's motion to strike the punitive damages claims in the cross-complaint filed by defendants was granted. The Company intends to vigorously defend against the complaint and to prosecute the remaining claims in its cross-complaint and seek appellate review if appropriate.

The Company is a defendant or co-defendant in various other legal actions involving various claims incident to the conduct of its business. Most of these claims are covered by insurance. Management does not anticipate the Company to suffer any material liability by reason of such actions.

Item 4.  Submission of Matters to a Vote of Security Holders.

On October 2, 1998 a Special Meeting of the Company's Shareholders was held at the Company's headquarters located at 2121 Avenue of the Stars, Suite 2020, Los Angeles, California with the following results: (1) The Company's Certificate of Incorporation was amended to provide that (a) the total number of shares that the Company is authorized to issue shall be 9,000,000 shares, of which 4,000,000 shares shall be Common Stock, $.01 par value per share ("Common Stock"), 2,500,000 shares shall be Class A Common Stock, $.01 par value per share ("Class A Common Stock") and 2,500,000 shares shall be Preferred Stock, $.01 par value per share (Preferred Stock); (b) each share of Common Stock shall be entitled to ten (10) votes per share and each share of Class A Common Stock shall be entitled to one vote per share; (c) following the initial issuance of Class A Common Stock by the Company, each share of Common Stock shall be convertible into one share of Class A Common Stock at the option of the holder thereof; and (d) the holders of the Class A common Stock shall have the same rights and privileges as the holders of the common Stock, with the exception of voting power. A tabulation of the votes follows:

Proposal (1)                Votes For     Against    Abstained
                             747,491       47,770      4,897

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - Exhibit No. 3, Restated Certificate of Incorporation
               Exhibit No. 27, Financial Data Schedule
(b) Form 8-K - Filed during the quarter ended September 30, 1998

    September 10, 1998 - relating to approved a three-for-two stock split of the Company's $.01 par value Common Stock in the form of a stock dividend.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   THE INTERGROUP CORPORATION
                          (Registrant)


Date:  November 13, 1998

By    /s/ John V. Winfield
      --------------------
      Chairman, President and Chief Executive Officer

Date:  November 13, 1998

By    /s/ Gregory C. McPherson
      ------------------------
      Executive Vice President, Assistant Treasurer and
      Assistant Secretary

Date:  November 13, 1998

By    /s/ Mary E. Arnold
      ------------------
      Vice President Finance