Form 10QSB
period 1998-12-31
INTERGROUP CORP
filed 1999-02-16
CIK 69422

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-QSB

( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT

For the transition period from ______ to _____

Commission file number 1-10324


                          THE INTERGROUP CORPORATION
------------------------------------------------------------------------------
              (Name of small business issuer in its charter)

                                   DELAWARE
------------------------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)

                                   13-3293645
------------------------------------------------------------------------------
                   (I.R.S. Employer Identification No.)


                      2121 Avenue of the Stars, Suite 2020
                      Los Angeles, California        90067
------------------------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

Issuer's telephone number:               (310) 556-1999

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of January 31, 1999 was 2,085,187 shares.

Transitional Small Business Disclosure Format (check one): YES__ NO X

                         THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB

PART  I.     FINANCIAL INFORMATION

Item  1.  Consolidated Financial Statements:

Consolidated Balance Sheet (unaudited)
December 31, 1998                                                       3

Consolidated Statements of Operations (unaudited)
Six Months Ended December 31, 1998 and 1997                             4

Consolidated Statements of Cash Flows (unaudited)
Six Months Ended December 31, 1998 and 1997                             5

Consolidated Statements of Operations (unaudited)
Three Months Ended December 31, 1998 and 1997                           6

Notes to Consolidated Financial Statements                              7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   11

Part II.       Other Information                                        16

Item 1. Legal Proceedings                                               16

Item 4. Submission of Matters to a Vote of Security Holders             16

Item 5. Other Information                                               17

Item 6. Exhibits and Reports on Form 8-K                                17

Signatures                                                              18

                          THE INTERGROUP CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
As of December 31,                                                 1998
                                                                 ---------
Assets
Investment in real estate, at cost:
  Land                                                         $  6,283,000
  Buildings, improvements and equipment                          36,379,000
  Property held for sale or development                           2,141,000
                                                                -----------
                                                                 44,803,000
Less:  accumulated depreciation                                 (15,769,000)
                                                                -----------
                                                                 29,034,000
Cash and cash equivalents                                         1,930,000
Restricted cash                                                   1,287,000
Marketable securities:
  Available-for-sale                                             44,490,000
  Trading                                                         7,580,000
Investment in Justice Investors                                   9,454,000
Other investments                                                 2,298,000
Rent and other receivables                                          404,000
Prepaid expenses and other assets                                 2,317,000
                                                                -----------
   Total assets                                                $ 98,794,000
                                                                ===========
Liabilities and Shareholders' Equity
Liabilities:
 Mortgage notes payable                                        $ 38,146,000
 Obligation for securities sold                                  13,117,000
 Due securities broker                                           20,552,000
 Accounts payable and accrued expenses                            2,467,000
 Note payable                                                     2,000,000
 Deferred income taxes                                            2,230,000
                                                                -----------
   Total liabilities                                             78,512,000
                                                                -----------
Minority interest                                                10,119,000
                                                                -----------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares authorized;
    none issued                                                          -
  Common stock, $.01 par value, 4,000,000 shares authorized;
    2,129,288 issued, 2,099,487 outstanding                          21,000
  Common stock, class A $.01 par value, 2,500,000 authorized;
    None issued                                                          -
    Additional paid-in capital                                    8,686,000
  Accumulated deficit                                           (    59,000)
  Unrealized gain on investment securities,
    net of deferred taxes                                         3,338,000
  Note receivable - stock options                               ( 1,438,000)
  Treasury stock, at cost, 29,801 shares                        (   385,000)
                                                                 ----------
Total shareholders' equity                                       10,163,000
                                                                 ----------
Total liabilities & shareholders' equity                       $ 98,794,000
                                                                 ==========
The accompanying notes are an integral part of the consolidated financial statements
                           THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                                (Restated)
For the Six Months ended December 31,               1998           1997
                                                  --------       --------
Real estate operations:
Rental income                                  $ 6,526,000    $ 5,822,000
Rental expenses:
 Mortgage interest expense                       1,532,000      1,491,000
 Property operating expenses                     3,224,000      3,080,000
 Real estate taxes                                 431,000        505,000
 Depreciation                                    1,048,000        930,000
                                                ----------     ----------
                                                   291,000       (184,000)
Gain on sale of real estate                      2,266,000            -
                                                ----------     ----------
  Income (loss) from real estate operations      2,557,000       (184,000)
                                                ----------     ----------
Investment transactions:
Dividend and interest income                       231,000        559,000
Investment gains                                 3,925,000      4,706,000
Investment losses                               (6,778,000)    (2,906,000)
Margin interest, trading & management expenses  (  471,000)    (  561,000)
Equity in net income from Justice Investors      1,568,000      1,450,000
                                                ----------     ----------
Income (loss) from investment transactions      (1,525,000)     3,248,000
                                                ----------     ----------
Other income (expense):
  General and administrative                    (  866,000)    (  817,000)
  Miscellaneous income (expense)                (   15,000)        14,000
                                                ----------     ----------
                                                (  881,000)    (  803,000)
                                                ----------     ----------
Income before provision for income taxes
 and minority interest                             151,000      2,261,000
Provision for income taxes                          58,000      1,205,000
                                                ----------     ----------
Income before minority interest                     93,000      1,056,000
Minority interest                               (  142,000)    (  490,000)
                                                ----------     ----------
Income (loss) before Extraordinary Item         (   49,000)       566,000
Extraordinary loss due to early extinguishment
 of debt less applicable income tax
 benefit of $199,000 and $142,000 for
 December 31, 1998 and 1997                     (  298,000)    (  213,000)
                                                ----------     ----------
Net income (loss)                              $(  347,000)   $   353,000
                                                ==========     ==========
Basic earnings (loss) per share                $(      .16)   $       .16
                                                ==========     ==========
Weighted average number of shares outstanding    2,108,950      2,144,475
                                                ==========     ==========
Comprehensive Income:
  Net income (loss)                            $(  347,000)   $   353,000
  Unrealized gain (loss) on securities arising
   during period                                (2,719,000)       341,000
  Income tax benefit(expense)                      910,000     (  132,000)
                                                ----------     ----------
  Comprehensive income (loss)                  $(2,156,000)   $   562,000
                                                ==========     ==========
The accompanying notes are an integral part of the consolidated financial statement
                         THE INTEGROUP CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                                (Restated)
For the Six Months Ended December 31,             1998              1997
Cash flows from operating activities:         -------------    ------------
  Net income (loss)                           $ (   347,000)   $    353,000
  Adjustments to reconcile net income
   (loss) to cash provided by (used for)
   operating activities:
     Depreciation of real estate                  1,048,000         930,000
     Amortization of investments and other
      assets                                          4,000     (     8,000)
     Equity in net income from Justice
      Investors                                 ( 1,568,000)    ( 1,450,000)
     Equity in net loss from other investments      196,000         161,000
     Minority interest                              142,000         490,000
     Gain on sale of real estate                ( 2,266,000)             -
     Changes in assets and liabilities:
      Receivables                               (    37,000)    (    44,000)
      Prepaid expenses and other assets         (   993,000)    (   350,000)
      Accounts payable and other liabilities    (   530,000)        385,000
      Income taxes payable                           93,000         238,000
                                                ------------    ------------
Net cash provided by (used for)
 operating activities                           ( 4,258,000)        705,000
                                                ------------    ------------
Cash flows from investing activities
  Additions to buildings, improvements
   and equipment                                ( 1,023,000)    ( 2,481,000)
  Investment in real estate                               -     (   265,000)
  Proceeds from sale of real estate               3,547,000               -
  Reduction (increase)in other investments      (    61,000)      1,259,000
  Distributions from Justice Investors            1,673,000       1,390,000
  Investment in marketable securities           (22,866,000)    ( 9,132,000)
  Investment in Santa Fe stock                  (   314,000)    (   183,000)
  Investment in Portsmouth stock                (   165,000)    (   325,000)
                                                 ----------      ----------
Net cash used for investing activities          (19,209,000)    ( 9,737,000)
                                                 ----------      -----------

Cash flows from financing activities:
  Principal payments on mortgage notes payable  (   241,000)    (   253,000)
  Increase in mortgage notes payable from real
   estate financing                               3,274,000       1,701,000
  Decrease in mortgage notes payable due to
   refinancing and sale of real estate          ( 3,931,000)             -
  Increase in note payable                        2,000,000              -
  Decrease in restricted cash                       495,000         184,000
  Increase in securities sold                     2,497,000       1,051,000
  Increase in due to securities brokers          16,348,000       3,147,000
  Dividends paid to minority shareholders       (    63,000)    (   133,000)
  Purchase of treasury stock                    (   295,000)    (   197,000)
                                                 ----------      ----------
Net cash provided by financing activities        20,084,000       5,500,000
                                                 ----------      ----------
Net decrease in cash and cash equivalents       ( 3,383,000)    ( 3,532,000)
Cash and cash equivalents at beginning of
 period                                           5,313,000       4,188,000
                                                 ----------     -----------
Cash and cash equivalents at end of period      $ 1,930,000     $   656,000
                                                 ==========     ===========

The accompanying notes are an integral part of the consolidated financial statements

                           THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                                (Restated)
For the Three Months ended December 31,            1998           1997
                                                 --------       --------
Real estate operations:
Rental income                                  $ 3,191,000    $ 2,871,000
Rental expenses:
 Mortgage interest expense                         743,000        766,000
 Property operating expenses                     1,554,000      1,662,000
 Real estate taxes                                 161,000        253,000
 Depreciation                                      519,000        498,000
                                                ----------      ---------
                                                   214,000     (  308,000)
Gain on sale of real estate                      2,266,000             -
                                                ----------      ---------
  Income (loss) from real estate operations      2,480,000     (  308,000)
                                                ----------      ---------
Investment transactions:
Dividend and interest income                       156,000        263,000
Investment gains                                 2,870,000      1,720,000
Investment losses                               (5,220,000)    (1,849,000)
Margin interest, trading & management expenses  (  285,000)    (  345,000)
Equity in net income from Justice Investors        787,000        695,000
                                                ----------     ----------
Income (loss) from investment transactions      (1,692,000)       484,000
                                                ----------     ----------
Other income (expense):
  General and administrative                    (  472,000)    (  407,000)
  Miscellaneous income (expense)                    83,000     (   20,000)
                                                ----------     ----------
                                                (  389,000)    (  427,000)
                                                ----------     ----------
Income(loss)before provision for income taxes
 and minority interest                             399,000     (  251,000)
Provision for income taxes                      (  395,000)    (  163,000)
                                                ----------      ---------
Income (loss) before minority interest               4,000     (  414,000)
Minority interest                                (  53,000)    (  277,000)
                                                ----------      ---------
Loss before Extraordinary Item                   (  49,000)    (  691,000)
Extraordinary loss due to early extinguishment
 of debt less applicable income tax benefit
 of $199,000 and $142,000 for December 31, 1998
 and 1997                                       (  298,000)    (  213,000)
                                                ----------     ----------
Net  loss                                      $(  347,000)   $(  904,000)
                                                ==========      =========

Basic loss per share                           $(      .17)   $(      .42)
                                                ==========      =========
Weighted average number of shares outstanding    2,106,988      2,155,614
                                                ==========     ==========

Comprehensive income (loss):
  Net loss                                     $(  347,000)   $(  904,000)
  Unrealized gain (loss) on securities arising
   during period                                 2,089,000     (3,035,000)
  Income tax benefit(expense)                   (  827,000)       995,000
                                                ----------      ---------
  Comprehensive income (loss)                  $   915,000    $(2,944,000)
                                                ==========      =========
The accompanying notes are an integral part of the consolidated financial statement

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

For the six months ended December 31, 1998

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

During fiscal year 1998 the Company's Chairman and President entered into a voting trust agreement with the Company giving the Company the power to vote the shares of Santa Fe common stock that he owns. As a result of this agreement the Company has the power to vote 52.2% of the voting shares as of December 31, 1998. Santa Fe's revenue is primarily generated through its 67.2% interest in Portsmouth Square, Inc. ("Portsmouth"), which derives its revenues primarily through its 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land, improvements and leasehold known as the Financial District Holiday Inn, a 556-room hotel in San Francisco, California.

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

At December 31, 1998, the aggregate market value of marketable securities exceeded the aggregate cost by approximately $5,638,000. The net unrealized gain is comprised of gross unrealized gains of approximately $9,179,000 reduced by gross unrealized losses of $3,541,000. The net unrealized gain, net of deferred taxes of approximately $2,300,000, is included as a separate item in shareholders' equity. As December 31, 1998 the Company had no naked short positions.

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

Condensed financial statements for Justice Investors are as follows.

                          Justice Investors
              Condensed Balance Sheet as of December 31, 1998

Total current assets                                 $ 1,696,000
Property, plant and equipment
 net of accumulated depreciation                       5,576,000
Other assets                                             194,000
                                                       ---------
   Total Assets                                      $ 7,466,000
                                                       =========
Liabilities and partners' capital
Total current liabilities                            $    57,000
Long-term debt                                         2,605,000
Partners' capital                                      4,804,000
                                                       ---------
   Total Liabilities and Partners' Capital           $ 7,466,000
                                                       =========

                             Justice Investors
                    Condensed Results of Operations
                  for the six months ended  December 31,

                                                    1998      1997
                                                  --------  ---------
Revenues                                       $ 3,607,000  $ 3,432,000
Net Income                                       3,148,000    2,920,000

4. Investment in Healthy Planet Products, Inc.:

On August 5, 1998 the Company's Chairman and President became the Chairman of Healthy Planet Products, Inc. ("Healthy Planet") and one of the Company's directors became a director of Healthy Planet. As a result, the Company exercises significant influence over Healthy Planet and, therefore, the Company's consolidated operating results and cash flows for the six months ended December 31, 1997, have been restated to account for the Company's 10.3% ownership interest in Healthy Planet on the equity method. Previously the Company accounted for its investment in Healthy Planet for this period on the cost method. The effect of this restatement is to decrease previously reported net income and retained earnings by $161,000. For the six months ended December 31, 1998 investment losses include $196,000 in losses related to the Company's investment in Healthy Planet.

5. Commitments and Contingencies:

On February 22, 1995, the Company was named as a defendant in a shareholders' derivative suit filed against Santa Fe and certain directors of Santa Fe, arising out of the Company's investment in Santa Fe. On December 31, 1996, a final judgment was entered in favor of the Company. On June 9, 1997, the Company was awarded $296,000 in attorneys' fees and costs as a prevailing party in that litigation, effective as of April 25, 1997. The judgment and the award of attorneys fees have been appealed. The action will continue to be vigorously defended and every effort will be made by the Company to recover the fees and costs it incurred.

On July 3, 1997, the Court of Appeal, granted the director defendants' petition for a writ of mandate and directed the trial court to vacate its prior order denying the director defendants' motion for summary judgment and to enter a new order granting the motion. As prevailing parties, the director defendants and Santa Fe made applications for recovery of the attorneys' fees and costs expended in their successful defense of this litigation. On March 13, 1998, the trial court granted the applications for attorneys' fees and costs in the total amount of $936,000. On March 24, 1998 a judgment was entered in favor of the director defendants and Santa Fe which made the award of costs effective as of February 20, 1998. That judgment is on appeal.

On March 27, 1998, a wrongful termination action was filed by an ex-employee, officer and director against the Company and its President and Chairman. The Complaint, as originally filed, sought an award of back and future pay, employee benefits, restitution, unspecified punitive and special damages and
attorneys' fees.   In June of 1998, a demurrer to the Complaint was sustained without leave to amend, with respect to plaintiff's tort claim for breach of implied covenant of good faith. On or about August 3, 1998, a demurrer to a First Amended Complaint was sustained without leave to amend with respect to plaintiff's claim of violation of section 17200 et seq. of the California Business and Professions Code. Plaintiff filed a petition for a writ of mandate challenging that decision, which was summarily denied by the Court of Appeal. A subsequent petition to the California Supreme Court was also denied. Plaintiff also filed an appeal from an order denying his motion to disqualify the law firm representing the Company and its Chairman and President. The filing of that appeal has resulted in a stay of all trial court proceedings in that action. The case is in its very early stages and discovery has just commenced, so it is not possible to predict the outcome at this time.

As an officer and director, the Company's President and Chairman has requested indemnification from the Company as permitted by law and under the Bylaws and
Articles of the Company.   The case will be vigorously defended and there may
be insurance coverage for all or part of the costs of the defense of this action and for all or part of any liability that may be imposed on the Company.

On March 27, 1996 an action was filed against the Company and others arising out of alleged construction defects in two Indio, California apartment complexes formerly owned by the Company. The Complaint alleges damages in the amount of $2,000,000. The Company has filed cross-complaints against the subcontractors and the architect. A motion for summary judgment was also filed by the Company, which was joined by the other defendants. That motion is scheduled to be heard on March 2, 1999. The case is still in its early stages and only limited discovery has taken place. Accordingly, it is not possible to assess what exposure, if any, the Company may have at this time. There may be insurance coverage for all or part of the costs of defense and for all or part of any liability that may be imposed on the Company.

On October 15, 1997, a related action for Declaratory Relief was filed by the insurance carrier alleging that the Company has no coverage with respect to at least one of the apartment complexes. The Company has filed an answer and cross-complaint for breach of contract, breach of the covenant of good faith and fair dealing and for declaratory relief. The insurance company filed a motion to strike the punitive damages claims in the cross-complaint, which was granted. To date, limited discovery has occurred. The Company intends to vigorously defend against the complaint and prosecute its cross-complaint in this action. It is not possible to predict the outcome of this action at this time.


6. Related Party Transactions:

In May 1996, the Company's Chairman and President exercised options to purchase 281,250 shares (adjusted for split) of the Company's Common Stock at an exercise price of $5.11 per share (adjusted for split) through a full recourse note due to the Company on demand, but in no event later than May 2001. The note bears interest floating at the lower of 10% or the prime rate (7.75% at December 31, 1998) with interest payable quarterly. The balance of the note receivable of $1,438,000 is reflected as a reduction of shareholders' equity at December 31, 1998.

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

7. Stock Options:

On January 27, 1999 the Company entered into a Stock Option Agreement with its President and Chairman granting him options to purchase up to 150,000 shares of the Company's Common Stock at an exercise price of $11.875 per share. The grant of options was issued pursuant to a 1998 Stock Option Plan for Selected Key Officers, Employees and Consultants, which was approved by the shareholders of the Company at its Annual Meeting of Shareholders on January 27, 1999. The term of the options is for the period beginning December 22, 1998 ending on December 21, 2008. No options may be exercised prior to June 8, 1999. The options vest according to the following schedule: December 22, 1998 - 37,500 shares; January 27, 1999 - 37,500 shares; December 22, 1999 -
37,500 shares; December 22, 2000 - 37,500 shares.

8. Sale of Real Estate:

On October 2, 1998 the Company sold its Harrisburg, Pennsylvania property for $3,763,000. The sales price less closing costs and other expenses resulted in net proceeds of $3,547,000 and a gain from the sale of real estate of $2,266,000. Mortgage debt in the amount of $1,760,000 was repaid in connection with the sale. Approximately $1,575,000 of the remaining proceeds are being held in escrow pending a tax free exchange on a commercial building the Company is currently under contract to acquire.

9.  Note Payable:

On September 21, 1998, the Company entered into an agreement to borrow up to $2,000,000 at the rate equal to the prime rate at the time the funds are borrowed. Payment, including accrued interest, is due on September 21, 1999. The loan is secured by the Company's unimproved land in St. Louis, Missouri. As of December 31, 1998, the amount borrowed on the line of credit was $2,000,000. The prime rate at December 31, 1998 was 7.75%.


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

RESULTS OF OPERATIONS

For the six months ended December 31, 1998 compared to December 31, 1997 (Restated)

Income from real estate operations for the six months ended December 31, 1998 was $2,557,000 compared to a loss of $184,000 for the six months ended December 31, 1997. The income from real estate operations for the six months ended December 31, 1998 was impacted primarily by a $2,266,000 gain on the sale of the Company's property in Harrisburg, Pennsylvania.

Rental income from real estate operations increased 12% to $6,526,000 from $5,822,000. The increase was primarily due to increased revenues at the Houston, Texas property offset by the sale of the Harrisburg, Pennsylvania property.

Mortgage interest expense increased 2.7% to $1,532,000 from $1,491,000 due to higher mortgage payments associated with four properties refinanced with higher leverage offset by lower interest rates including one of the San Antonio, Texas properties refinanced in November, 1998 with a 6.7% interest rate compared with 8.625% on the previous mortgage. This increase is offset by the disposition of the Harrisburg, Pennsylvania property.

Property operating expenses increased 4.7% to $3,224,000 from $3,080,000 primarily due to increased operating costs in connection with the Houston, Texas property, and to a lesser extent, increased operating costs at one of the Ohio properties. These increases are partially offset by the disposition of the Pennsylvania property.

Real estate taxes decreased 14.7% to $431,000 from $505,000 due to the disposition of the Pennsylvania property and negotiated reductions in assessed property values at certain properties offset by increased real estate taxes at the Houston, Texas property.

Depreciation increased 12.7% to $1,048,000 from $930,000 due to capital improvements throughout the real estate portfolio offset by the disposition of the Pennsylvania property.

On October 2, 1998, the Company sold its Harrisburg, Pennsylvania property for $3,763,000. The sales price, less closing costs and other expenses, resulted in net proceeds of $3,547,000 and a gain from the sale of real estate of $2,266,000. The proceeds are being held in escrow pending a tax free exchange on a commercial property the Company is currently under contract to acquire. There were no sales of real estate during the six months ended December 31, 1997.

Investment gains decreased 16.6% to $3,925,000 from $4,706,000 and investment losses increased 133.3% to $6,778,000 from $2,906,000. Investment gains, net of losses, decreased 258.5% to a loss of $2,853,000 compared to a gain of $1,800,000 as a result certain securities which generated higher net investment losses during the six months ended December 31, 1998. Realized investment gains and losses may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in the amount from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio. Margin interest, trading, and management expenses decreased 16.1% to $471,000 from $561,000 due to a decrease in trading-related and management expenses of $90,000 primarily due to a decrease in margin interest expense offset by an increase in trading expenses. The overall investment portfolio, which includes marketable securities, the Company's investment in Santa Fe and other investments, had a negative return of 28.3% for the six months ended December 31, 1998 and a positive return of 14.0% for the six months ended December 31, 1997, based on the net realized and unrealized gains and losses and after expenses divided by the monthly average investment balance of the overall investment portfolio. For the five years ended December 31, 1998, the overall investment portfolio achieved a negative average annual compounded return of 8.7%. It should be noted that other investments are investments that are not traded on any exchange and, accordingly, the return calculations do not reflect any increases or decreases in value of other investment until such gains or losses are realized or there is an other than temporary decline in value below the cost of the investment. The Company's equity in the net income of Justice Investors increased 8.l7% to $1,568,000 from $1,450,000 for the six months ended December 31, 1998 and 1997, respectively.

General and administrative expenses increased 6.0% to $866,000 from $817,000 due to increased professional fees and personnel costs.

Miscellaneous expensess increased to $15,000 compared to income of $14,000 due to legal fees associated with the Indio, California property litigation and amortization of film production costs. These items were offset by a $121,000 escrow refund from a property sold several years ago, negative goodwill amortization and a reduction in legal fees associated with the Guinness Peat litigation and defense of allegations made by a former officer and director of the Company.

Income tax expense of $58,000 and $1,205,000 were provided for the six months ended December 31, 1998 and 1997, respectively. Minority interest was $142,000 and $490,000 for the six months ended December 31, 1998 and 1997, respectively.

The extraordinary loss of $298,000 (net of income tax effect) for the six months ended December 31, 1998 includes approximately $376,000 in prepayment penalties incurred in connection with refinancing the San Antonio mortgage and repayment of the Pennsylvania mortgage upon disposition of the property. The loss also includes approximately $121,000 in amortization expense related to loan origination costs associated with these two mortgages and a $199,000 income tax benefit. The extraordinary loss of $213,000 (net of income tax effect) for the six months ended December 31, 1997 includes approximately $355,000 in prepayment penalties incurred in connection with refinancing the mortgages on the Irving, Texas property, and an income tax benefit of $142,000.

For the three months ended December 31, 1998 compared to December 31, 1997 (Restated)

Income from real estate operations for the three months ended December 31, 1998 was $2,480,000 compared to a loss of $308,000 for the three months ended December 31, 1997 was primarily impacted by a $2,266,000 gain on the sale of the Company's property in Harrisburg, Pennsylvania.

Rental income from real estate operations increased 11.1% to $3,191,000 from $2,871,000 for the three months ended December 31, 1998 and 1997, respectively. The increase was primarily due to the Houston, Texas property which experienced significantly lower vacancy levels following the rehabilitation which was substantially complete as of December 31, 1998. The increase was partially offset by the sale of the Pennsylvania property.

Mortgage interest expense decreased 3.0% to $743,000 from $766,000 for the three months ended December 31, 1998 and 1997, respectively. This is due to the sale of the Pennsylvania property and lower interest rates offset by interest expense associated with higher mortgage payments associated with four properties refinanced between December 31, 1997 and December 31, 1998 with higher leverage.

Property operating expenses decreased 6.5% to $1,554,000 from $1,662,000 for the three months ended December 31, 1998 and 1997, respectively. This is primarily due to the sale of the Pennsylvania property and to a lesser extent to lower expenses at the Company's Cincinnati, Ohio properties.

Real estate taxes decreased 36.5% to $161,000 from $253,000 for the three months ended December 31, 1998 and 1997, respectively. This decrease is due to the sale of the Pennsylvania property and decreases in assessed property values.

Depreciation expense increased 4.0% to $519,000 from $498,000 for the three months ended December 31, 1998 and 1997, respectively. This increase is due to property improvements offset by the sale of the Pennsylvania property.

Investment gains decreased 66.9% to $2,870,000 from $1,720,000 for the three months ended December 31, 1998 and 1997, respectively and investment losses increased 182.3% to $5,220,000 from $1,849,000 for the three months ended December 31, 1998 and 1997, respectively. Realized gains and losses may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, in the opinion of management the amount of realized investment gain or loss for any given period has no predictive value, and variations in amounts from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio.

Margin interest, trading and management expenses decreased 17.4% to $285,000 from $345,000 due to a decrease in margin interest expense offset by an increase in trading expenses. The Company's overall investment portfolio, which includes marketable securities, the Company's investment in Santa Fe and Healthy Planet based on the equity method and other investments, had a negative return of 7.4% for the three months ended December 31, 1998 compared to a positive return of 7.1% for the three months ended December 31, 1997.
The return is calculated by dividing the net realized and unrealized gains and losses net of associated expenses by the average monthly investment balance of the overall investment portfolio. It should be noted that other investments primarily includes investments that are not traded on any exchange and, accordingly, the return calculations do not reflect any increases or decreases in value of other investments until such gains or losses are realized or there is an other than temporary decline in value below the cost of the investment.

The Company's equity in the net income of Justice investors increased 13.2% to $787,000 from $695,000 for the three months ended December 31, 1998 and 1997, respectively.

General and administrative expenses increased 16.2% to $472,000 from $407,000 for the three months ended December 31, 1998 and 1997, respectively.

The Company had miscellaneous income of $83,000 compared to expense of $20,000 for the three months ended December 31, 1998 and 1997, respectively. The increase in income is primarily due to a $121,000 escrow refund from a property sold several years ago.

Income tax expense of $395,000 and $163,000 were provided for the three months ended December 31, 1998 and 1997, respectively. Minority interest was $53,000 and $277,000 for the three months ended December 31, 1998 and 1997, respectively.

The extraordinary loss of $298,000 (net of income tax effect) for the six months ended December 31, 1998 includes approximately $376,000 in prepayment penalties incurred in connection with refinancing the San Antonio mortgage and repayment of the Pennsylvania mortgage upon disposition of the property. The loss also includes approximately $121,000 in amortization expense related to loan origination costs associated with these two mortgages and a $199,000 income tax benefit. The extraordinary loss of $213,000 (net of income tax effect) for the six months ended December 31, 1997 includes approximately $355,000 in prepayment penalties incurred in connection with refinancing the mortgages on the Irving, Texas property and an income tax benefit of $142,000.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both.
The Company and Santa Fe used net cash flow of $4,258,000 for operating activities, used net cash flow of $19,209,000 from investing activities and generated net cash flow of $20,084,000 for financing activities during the six months ended December 31, 1998.

During the six months ended December 31, 1998 the Company improved properties in the aggregate amount of $1,023,000. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

The Company's outstanding indebtedness includes mortgages on real estate which amounted to $38,146,000 as of December 31, 1998. In addition, the Company refinanced one of its San Antonio, Texas properties for $3,274,000.
Management may pursue property refinancing activities as considered necessary or when deemed economically favorable to the Company. The Company borrowed $2,000,000 under an existing agreement during the six months ended December 31, 1998. Payment, including accrued interest, is due on September 21, 1999. The loan is secured by the Company's unimproved land in St. Louis Missouri.

In December, 1998 the Company entered into a contract to purchase a commercial property in Los Angeles, California for $1,850,000 and is expected to close on or before February 26, 1999. The Company plans to use the proceeds from the sale of its Pennsylvania property to acquire this property in a tax-free exchange.

YEAR 2000 ISSUES

The Company is aware of the potential implications of the year 2000
("Y2K") issue could have on its business and as a result,is in the process of determining what, if any, steps the Company must take to cure any potential computer software or hardware problems associated with the year 2000. The Company has hired professional outside consultants to assist it in addressing its Y2K needs. The Company's plan includes upgrading existing software applications to make them Y2K compliant, replacing some hardware required by the software upgrades, purchasing new computer hardware and upgrading its computer network and communication systems. The Company has also contacted suppliers of various services and materials regarding their readiness and plans for Y2K. The cost incurred by the Company to date for consultants, software and hardware applications has been approximately
$23,000. Management does not believe the remaining costs to complete the Y2K compliance will have a material effect on the Company's financial position.

Based on preliminary discussions with its outside consultants, service providers and software and hardware vendors, the Company has determined that its systems, both information technology and non-information technology, are not reasonably likely to be impacted by Y2K and the Company anticipates that it will be Y2K compliant by June 30, 1999.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings.

The following is furnished to update information previously reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 and in its Form 10-QSB for the period ended September 30, 1998.

Guinness Peat Group plc v. Robert N. Gould, et al., San Diego County Superior Court Case No. 685760. The appeal from the summary judgement and the award of attorneys' fees and costs in the amount of $296,000, which were granted in favor of the Company, has now been fully briefed. Oral argument and a subsequent decision on that appeal are not expected to occur for at least another twelve to eighteen months. The appeal of the award of attorneys' fees in favor of Santa Fe and the director defendants in the aggregate amount of $936,000 also remains on appeal, with the opening brief and respondents' brief having been filed. The parties also participated in a Court of Appeal settlement program, but no progress was made as to settlement.

Howard A. Jaffe v. The InterGroup Corporation, et al., Los Angeles County Superior Court Case No. BC188323. As previously reported, on or about August 3, 1998, a demurrer to plaintiff's First Amended Complaint was sustained without leave to amend with respect to plaintiff's claim of violation of section 17200 et seq. of the California Business and Professions Code. Plaintiff filed a petition for a writ of mandate challenging that ruling which was summarily denied by the Court of Appeal. A petition to the California Supreme Court was also denied. Plaintiff also filed an appeal from an order denying his motion seeking to disqualify the law firm representing the Company and its President and Chairman. The filing of that appeal has resulted in a stay of all trial court proceedings in that action.

7709 Lankershim Ltd. v. Carreon Villa Apartments I, et al., Riverside County Superior Court Case No. 088325. A motion for summary judgment was filed by the Company and the Carreon entities, which was joined in by the other defendants. That motion is scheduled to be heard on March 2, 1999. That action is still in its early stages and only limited discovery has taken place to date.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

The 1998 Annual Meeting of the Stockholders of the Company was held on January 27, 1999, at the Park Hyatt Los Angeles Hotel, 2151 Avenue of the Stars,
Los Angeles, California.  At that Meeting, Mr. Gary N. Jacobs and Mr. William
J. Nance were elected class B Directors of the Company to serve until the 2001 Annual Meeting with an excess of 99% of the shares of Common Stock voted at the Annual Meeting. Mr. John V. Winfield, Mr. John C. Love, Mr. Joseph A. Grunwald and Mrs. Mildred Bond Roxborough continue to serve as Directors of the Company. At that Meeting the shareholders also voted in favor of ratification of PricewaterhouseCoopers LLP and independent accountants of the Company, and two stock option plans. A tabulation of the votes follows:


Proposal (1) - Class B Directors:        Votes For      Against      Abstained
     Gary N. Jacobs                      1,741,213        5,889            0
     William J. Nance                    1,741,145        5,957            0
Proposal (2) - Accountants:
     PricewaterhouseCoopers LLP          1,718,200       24,007        4,895
Proposal (3) - Stock Option Plan for
 Non-Employee Directors                  1,252,049       80,946       10,319
Proposal (4) - Stock Option Plan for
 Selected Key Officers, Employees and
 Consultants                             1,242,564       76,626       20,603

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits - Exhibit No. 27, Financial Data Schedule
(b) Form 8-K - There were no Form 8-K filings during the quarter ended December 31, 1998

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   THE INTERGROUP CORPORATION
                          (Registrant)


Date:  February 12, 1999

By    ________________
      John V. Winfield
      Chairman, President and Chief Executive Officer

Date:  February 12, 1999

By    ____________________
      Gregory C. McPherson
      Executive Vice President, Assistant Treasurer and
      Assistant Secretary