Form 10QSB
period 1999-03-31
INTERGROUP CORP
filed 1999-05-21
CIK 69422

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-QSB

( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of May 14, 1999 was 2,085,187 shares.

Transitional Small Business Disclosure Format (check one): YES__ NO X

                         THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB

                                                                       PAGE
PART  I.     FINANCIAL INFORMATION

Item  1.  Consolidated Financial Statements:

Consolidated Balance Sheet (unaudited)
March 31, 1999                                                           3

Consolidated Statements of Operations (unaudited)
Nine Months Ended March 31, 1999 and 1998                                4

Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended March 31, 1999 and 1998                                5

Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 1999 and 1998                               6

Notes to Consolidated Financial Statements                               7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   11

Part II. Other Information                                              16

Item 1. Legal Proceedings                                               16

Item 4. Submission of Matters to a Vote of Security Holders             17

Item 6. Exhibits and Reports on Form 8-K                                18

Signatures                                                              18

                          THE INTERGROUP CORPORATION
                          CONSOLIDATED BALANCE SHEET
                               (Unaudited)
March 31,                                                            1999
                                                                     ----
ASSETS
Investment in real estate, at cost:
 Land                                                          $   7,825,000
 Buildings, improvements and equipment                            37,209,000
 Property held for sale or development                             2,185,000
                                                                 -----------
                                                                  47,219,000
 Less: accumulated depreciation                                  (16,188,000)
                                                                 -----------
                                                                  31,031,000

Cash and cash equivalents                                            767,000
Restricted cash                                                    1,428,000
Marketable securities:
  Available for sale                                              44,397,000
  Trading                                                          8,455,000
Investment in Justice Investors                                    9,502,000
Other investments                                                  1,757,000
Rent and other receivables                                           298,000
Prepaid expenses and other assets                                  2,863,000
                                                                 -----------
          Total Assets                                         $ 100,498,000
                                                                 ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Mortgage notes payable                                          $39,327,000
 Due to securities broker                                         18,797,000
 Obligations for securities sold                                  16,107,000
 Accounts payable and other liabilities                            2,834,000
 Note payable                                                      2,000,000
 Deferred income taxes                                             1,650,000
                                                                 -----------
          Total Liabilities                                       80,715,000
                                                                 -----------
 Minority interest                                                10,091,000
                                                                 -----------
Commitments and Contingencies

Shareholders' Equity:
 Preferred stock, $.01 par - 2,500,000 shares authorized;
  none issued                                                              -
 Common stock, $.01 par - 4,000,000 shares authorized;
  2,129,288 shares issued; 2,094,987 shares outstanding               21,000
 Common stock, class A $.01 par value, 2,500,000 authorized;
  none issued                                                              -
 Additional paid-in capital                                        8,686,000
 Accumulated deficit                                              (1,164,000)
 Accumulated other comprehensive income,
  net of deferred taxes                                            4,104,000
 Note receivable - stock options                                  (1,438,000)
 Treasury stock, at cost, 39,601 shares                             (517,000)
                                                                 -----------
          Total Shareholders' Equity                               9,692,000
                                                                 -----------
          Total Liabilities and Shareholders' Equity           $ 100,498,000
                                                                 ===========


The accompanying notes are an integral part of the consolidated financial statements.




                       THE INTERGROUP CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

For the Nine Months Ended March 31,                       1999           1998
                                                       ----------     ---------
Real estate operations:
 Rental revenue                                        $9,718,000   $ 8,690,000
 Rental expenses:
  Mortgage interest expense                             2,297,000     2,318,000
  Property operating expenses                           4,757,000     4,613,000
  Real estate taxes                                       669,000       749,000
  Depreciation                                          1,568,000     1,419,000
                                                       ----------    ----------
                                                          427,000      (409,000)
  Gain on sale of real estate                           2,266,000 	      -
                                                       ----------    ----------
    Income (loss) from real estate operations           2,693,000      (409,000)
                                                       ----------    ----------
Investment transactions:
 Dividend and interest income                             621,000       807,000
 Investment gains                                       7,866,000     6,598,000
 Investment losses                                    (12,995,000)   (2,037,000)
 Margin interest, trading and management expenses      (1,079,000)     (977,000)
 Equity in net income from Justice Investors            2,132,000     2,056,000
                                                      ------------    ---------
    Income (loss) from investment transactions         (3,455,000)    6,447,000
                                                      -----------     ---------
Other expenses:
 General and administrative expenses                   (1,256,000)   (1,478,000)
 Miscellaneous (expense) income                          (333,000)       14,000
                                                       -----------    ---------
    Other expenses                                     (1,589,000)   (1,464,000)
                                                       -----------    ---------
Income (loss) before provision for income taxes        (2,351,000)    4,574,000
Provision for income tax benefit (expense)                940,000    (2,052,000)
                                                       ----------    ----------
Income (loss) before minority interest                 (1,411,000)    2,522,000
Minority interest		                                      (127,000)     (785,000)
                                                       ----------    ----------
Income (loss) before extraordinary item                (1,538,000)    1,737,000
Extraordinary loss due to early extinguishment
 of debt less applicable income tax benefit
 of $199,000 and $142,000 for March 31, 1999
 and 1998                                                (298,000)     (213,000)
                                                       ----------    ----------
Net (loss) income                                     $(1,836,000)   $1,524,000
                                                        =========     =========

Basic (loss) earnings per share                        $    (0.88)   $      .71
                                                       ==========    ==========

Weighted average number of shares outstanding           2,089,687     2,139,079
                                                       ==========    ==========
Comprehensive income:
  Net income (loss)                                   $(1,836,000)   $1,524,000
  Unrealized gain (loss) on securities arising
   during period                                       (8,641,000)    1,566,000
  Reclassification adjustment for holding loss
   included in net earnings                             5,129,000    (1,553,000)
  Income tax benefit (expense) related to other
   comprehensive income                                 2,469,000      (447,000)
                                                       ----------     ---------
  Total comprehensive (loss) income                   $(2,879,000)   $1,090,000
                                                       ==========     =========

The accompanying notes are an integral part of the consolidated financial statements.



                            THE INTERGROUP CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For the Nine Months Ended March 31,                  1999              1998
                                                 -----------        -----------
Cash flows from operating activities:
  Net income (loss)                              $ (1,836,000)    $  1,524,000
Adjustments to reconcile net income
   (loss) to cash provided by (used for)
   operating activities:
     Depreciation of real estate                    1,568,000        1,421,000
     Amortization of investments and other
      Assets                                          421,000          163,000
     Equity in net income from Justice
      Investors                                    (2,132,000)      (2,056,000)
     Equity in net loss from other
      investments                                     233,000                -
     Minority interest                                127,000          785,000
     Gain on sale of real estate                   (2,266,000)               -
     Changes in assets and liabilities:
      Receivables                                     (69,000)        (153,000)
      Prepaid expenses and other assets            (1,963,000)         (24,000)
      Accounts payable and other liabilities         (140,000)         264,000
      Income taxes payable                         (1,396,000)         946,000
                                                   ----------      -----------
Net cash provided by (used for)
 operating activities                              (7,453,000)       2,870,000
                                                   ----------       ----------
Cash flows from investing activities:
  Additions to buildings, improvements
   and equipment                                   (1,560,000)      (2,833,000)
  Investment in real estate                        (1,876,000)        (265,000)
  Proceeds from sale of real estate                 3,547,000                -
  Reduction (increase) in other investments          (108,000)          26,000
  Distributions from Justice Investors              2,191,000        1,808,000
  Investment in marketable
    securities                                    (20,921,000)     (16,579,000)
  Investment in Santa Fe                             (314,000)        (988,000)
  Investment in Portsmouth                           (165,000)        (258,000)
                                                   ----------       ----------
Net cash used for investing activities            (19,206,000)     (19,089,000)
                                                   ----------       ----------
Cash flows from financing activities:
  Principal payments on mortgage notes payable       (366,000)        (381,000)
  Increase in mortgage notes payable from real
   estate financing                                 3,274,000        3,067,000
  Decrease in notes from real estate financing
    and sale of real estate                        (3,931,000)               -
  Decrease in restricted cash                         303,000          181,000
  Increase in mortgage notes payable                1,306,000                -
  Increase in due to securities brokers            14,593,000       11,495,000
  Increase in obligations for securities sold       5,487,000                -
  Increase (decrease) in note payable               2,000,000         (327,000)
  Dividends paid to minority shareholders            (126,000)        (130,000)
  Purchase of treasury stock                         (427,000)        (339,000)
                                                   ----------       ----------
Net cash provided by financing activities          22,113,000       13,566,000
                                                   ----------       ----------
Net decrease in cash and cash equivalents          (4,546,000)      (2,653,000)
Cash and cash equivalents at beginning of
 period                                             5,313,000        4,189,000
                                                   ----------      -----------
Cash and cash equivalents at end of period        $   767,000     $  1,536,000
                                                   ==========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                       THE INTERGROUP CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

For the Three Months Ended March 31,                       1999         1998
                                                        ---------    ----------
Real estate operations:
 Rental revenue                                       $3,192,000     $2,868,000
 Rental expenses:
  Mortgage interest expense                              765,000        827,000
  Property operating expenses                          1,533,000      1,534,000
  Real estate taxes                                      238,000        244,000
  Depreciation                                           520,000	      491,000


                                                       ---------      ---------
Income (loss) from real estate operations                136,000	     (228,000)
     	                                                 ---------      ---------

Investment transactions:
 Dividend and interest income                             390,000	      248,000
 Investment gains                                       3,941,000     3,193,000
 Investment losses                                     (6,217,000)     (593,000)
 Margin interest, trading and management expenses        (608,000)     (416,000)
 Equity in net income from Justice Investors              564,000       606,000
                                                        ----------    ---------
    Income (loss) from investment transactions         (1,930,000)    3,038,000
                                                        ----------    ---------
Other expenses:
 General and administrative expenses                     (395,000)     (599,000)
 Miscellaneous expense                                   (311,000)      (60,000)
                                                        ----------     --------
    Other expenses                                       (706,000)     (659,000)
                                                        ----------    ---------
Income (loss) before provision for income taxes
  and minority interest                                (2,500,000)    2,151,000

Provision for income tax benefit (expense)                998,000      (847,000)
                                                        ----------    ---------
Income (loss) before minority interest                 (1,502,000)    1,304,000
Minority interest	                                         16,000      (343,000)
                                                       ----------     ---------
Net (loss) income                                      $(1,486,000)  $  961,000
                                                        ==========    =========

Basic (loss) earnings per share                        $     (.71)   $      .45
                                                        =========     =========

Weighted average number of shares outstanding           2,099,423     2,127,886
                                                        =========     =========
Comprehensive income:
  Net (loss) income                                   $(1,486,000)   $  961,000
  Unrealized loss on securities arising
   during period                                       (2,114,000)   (7,715,000)
  Reclassification adjustment for holding loss
   Included in net earnings                             2,276,000     4,751,000
  Income tax benefit related to other
   Comprehensive income                                   604,000     2,204,000
                                                       ----------     ---------
  Total comprehensive (loss) income                   $  (720,000)   $  201,000
                                                       ==========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

For the Nine Months Ended March 31, 1999

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

On June 30, 1998, the Company's Chairman and President entered into a voting trust agreement with the Company giving the Company the power to vote the shares of Santa Fe Financial Corporation ("Santa Fe")common stock that he owns. As a result of that agreement, the Company has the power to vote 52.2% of the voting shares of Santa Fe and accordingly has consolidated Santa Fe as of June 30, 1998. Certain reclassifications have been made to the financial statements as of March 31, 1999 and for the three and nine months then ended to conform with the current quarter presentation.

Santa Fe's revenue is primarily generated through its 67.2% interest in Portsmouth Square, Inc. ("Portsmouth"), which derives its revenues primarily through its 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land, improvements and leasehold known as the Financial District Holiday Inn, a 556-room hotel in San Francisco, California.



2. Marketable Securities:

The Company has classified its portfolio of marketable investment securities as available-for-sale and has reported it at fair value, as primarily determined by quoted market prices, with unrealized gains and losses, net of deferred taxes, reported in accumulated other comprehensive income. Any unrealized gains or losses related to short positions are recognized in earnings in the current period. The Company borrows funds from securities brokers to purchase marketable securities under standard margin agreements.

Certain securities may be classified as trading securities to correspond with obligations of the same securities sold short. These securities and the related obligations are marked to market with unrealized holding gains and losses included in earnings.

Realized gains and losses are included in net losses on marketable securities. The cost of securities sold is determined based on the specific identification method. Interest and dividends from securities classified as available-for-sale are included in investment and interest income.

At March 31, 1999, the aggregate market value of marketable securities exceeded the aggregate cost by approximately $5,311,000 The net unrealized gain is comprised of gross unrealized gains of approximately $11,816,000 reduced by gross unrealized losses of $6,505,000. The net unrealized gain, net of deferred taxes of approximately $4,104,000, is included in accumulated other comprehensive income.

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


Condensed financial statements for Justice Investors are as follows:



                          JUSTICE INVESTORS
                        CONDENSED BALANCE SHEET

                                                        March 31, 1999
                                                        --------------
Assets
Total current assets                                      $  550,425
Property, plant and equipment, net of
  accumulated depreciation of $11,093,009                  5,482,674
Loan fees and deferred lease costs,
  net of accumulated amortization of $124,543                185,869
                                                           ---------
                                                          $6,218,968
                                                           =========

Liabilities and partners' equity
Total current liabilities                                 $   21,371
Long-term debt                                             1,100,000
Partners' equity                                           5,097,597
Total liabilities and                                      ---------
  partners' equity                                        $6,218,968
                                                           =========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


                             Three Months                   Nine Months
                            Ended March 31,                Ended March 31,
                           1999           1998            1999          1998
                        ----------     ----------      ----------    ----------
Revenues                $1,358,686     $1,495,605      $4,966,000    $4,928,000
Costs and expenses         225,354        277,934         684,000       790,000
                         ---------      ---------       ---------     ---------
Net income              $1,133,332     $1,217,671      $4,282,000    $4,138,000
                         =========      =========       =========     =========

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

On March 27, 1996, an action was filed against the Company and others arising out of alleged construction defects in two Indio, California apartment complexes formerly owned by the Company. The Complaint alleges damages in the amount of $2,000,000. The Company has filed cross-complaints against the subcontractors and the architect. A motion for summary judgment was also filed by the Company, which was joined by the other defendants. That motion was denied on April 22, 1999 and the Company filed a petition for a writ on May 14, 1999 challenging that ruling. The case is still in its early stages and only limited discovery has taken place. Accordingly, it is not possible to assess what exposure, if any, the Company may have at this time. There may be insurance coverage for all or part of the costs of defense and for all or part of any liability that may be imposed on the Company.

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


5. Related Party Transactions:

In May 1996, the Company's Chairman and President exercised an options to purchase 281,250 shares (adjusted for split) of the Company's Common Stock at an exercise price of $5.11 per share (adjusted for split) through a full recourse note due to the Company on demand, but in no event later than May 2001. The note bears interest floating at the lower of 10% or the prime rate (8.5% at March 31, 1998) with interest payable quarterly. The balance of the note receivable of $1,438,000 is reflected as a reduction of shareholders' equity at March 31, 1999.

On January 4, 1999, the Executive Committee of the Company authorized a short-term loan from the Company to the Company's Chairman and President in the amount of $350,000 at an interest rate equal to the prime rate, as of the date of the loan, plus one percent. All principal and interest under the loan was repaid in full on the due date of March 31, 1999.

The Company's Chairman and President directs the investment activity of the Company, Santa Fe and Portsmouth in public and private markets pursuant to authority granted by the Board of Directors of each entity. Depending on certain market conditions and various risk factors, the President and members of his immediate family may at times invest in the same companies in which the Company, Santa Fe and Portsmouth invest. The Company, Santa Fe and Portsmouth encourage such investments because it places personal resources of the President and his family members at risk in connection with investment decisions made on behalf of the Company, Santa Fe and Portsmouth. Following allegations concerning the President made by a former officer and director of the Company, the Board of Directors authorized committees of the Board to conduct a thorough and independent review of such matters, including the Company's practices in this regard. The committee advised the Board of Directors that it found that the material allegations of improprieties made by the former officer and director could not be substantiated. The committee made recommendations that the Company institute certain modifications to its existing procedures to reduce the potential for conflicts of interest. The Company's Board of Directors has adopted these recommendations.

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


7. Purchase of Real Estate:

On March 4, 1999, the Company acquired a commercial real estate property located at 820 Moraga Drive, Los Angeles, California 90049 for $1,876,000. The property will serve as the Company's new corporate headquarters beginning in June of 1999.

8. Subsequent Event:

On April 20, 1999, the Company sold its 160 unit apartment complex in San Antonio, Texas for $4,000,000. The Company realized a net gain of $618,000 and cash proceeds from the sale of $1,573,000 were used to pay down amounts due to securities brokers.


Item 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The discussion below and elsewhere in this report includes forward-looking statements about the future business results and activities of the Company, which, by their very nature, involve a number of risks and uncertainties.
When used in this discussion, the words "estimate", "project", "anticipate" and similar expressions, are subject to certain risks and uncertainties, such as changes in general economic conditions, local real estate markets, and competition, as well as uncertainties relating to uninsured losses, securities markets, and litigation, including those discussed below and in the Company's Form 10-KSB for the fiscal year ended June 30, 1998, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements.
The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998.

Income from real estate operations for the nine months ended March 31, 1999 was $2,693,000 compared to a loss of $409,000 for the nine months ended
March 31, 1998. That increase was primarily attributable to a $2,266,000 gain on the sale of the Company's property in Harrisburg, Pennsylvania and a 11.8% increase in rental revenues. The increase in rental revenues from $8,690,000 to $9,718,00 was primarily due to increased revenues at the Houston, Texas property offset by the sale of the Harrisburg, Pennsylvania property.

Property operating expenses increased 2.0% from $4,613,000 to $4,757,000 primarily due to increased operating costs in connection with the Houston, Texas property, and to a lesser extent, increased operating costs at one of the Ohio properties. These increases were partially offset by a decrease in expenses due to the disposition of the Pennsylvania property.

Real estate taxes decreased 10.7% from $749,000 to $669,000 due to the disposition of the Pennsylvania property and negotiated reductions in assessed property values at certain properties.

Depreciation increased 10.5% from $1,419,000 to $1,568,000 due to capital improvements throughout the real estate portfolio offset by the disposition of the Pennsylvania property.

On October 2, 1998, the Company sold its Harrisburg, Pennsylvania property for $3,763,000. The sales price, less closing costs and other expenses, resulted in net proceeds of $3,547,000 and a gain from the sale of real estate of $2,266,000. A portion of the proceeds were used for the purchase of a commercial real estate property located at 820 Moraga Drive, Los Angeles California for $1,876,000. That transaction, which was a partial tax-free exchange, closed on March 4, 1999. The property will serve as the Company's new corporate headquarters beginning in June 1999. There were no sales of real estate during the nine months ended March 31, 1998.

The Company had a loss of $3,455,000 from investment transactions for the nine months ended March 31, 1999 compared to a gain of $6,447,000 for the nine months ended March 31, 1998. That loss was primarily attributable to an increase in investment losses from $2,037,000 to $12,995,000, partially offset by an increase in investment gains from $6,598,000 to $7,866,000 and a decline in dividend and interest income from $807,000 to $621,000. The net loss on investments reflects management's continuing efforts to reposition the Company's investment portfolio by selling certain underperforming securities. The Company's equity in net income from Justice Investors was $2,132,000 for the nine months ended March 31, 1999 compared to $2,056,000 for the nine months ended March 31, 1998.

Realized investment gains and losses may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in the amount from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio. Unrealized gains and losses, net of deferred taxes are included in accumulated other comprehensive income.
As of March 31, 1999, the Company had a net unrealized gain on investments, net of tax, of $4,104,000.

General and administrative expenses decreased from $1,478,000 to $1,256,000 primarily due to savings associated with the consolidation of certain accounting and administrative functions of Santa Fe with the Company.

The Company had miscellaneous expenses of $333,000 for the nine months ended March 31, 1999 as compared to miscellaneous income of $14,000 for the nine months ended March 31, 1998. The increase in expenses were primarily due to legal fees associated with the defense of the Indio, California property litigation and the wrongful termination lawsuit brought by a former employee, as well as amortization of certain film production costs.

The Company recorded an income tax benefit of $940,000 for the nine months ended March 31, 1999 compared to an income tax expense of $2,052,000 for the nine months ended March 31, 1998.

Minority interest decreased from $785,000 to $127,000 for the nine months ended March 31, 1999 due to lower income generated by Santa Fe.

The extraordinary loss of $298,000 (net of income tax effect) for the nine months ended March 31, 1999 includes approximately $376,000 in prepayment penalties incurred in connection with refinancing the San Antonio mortgage and repayment of the Pennsylvania mortgage upon disposition of the property. The loss also includes approximately $121,000 in amortization expense related to loan origination costs associated with these two mortgages and a $199,000 income tax benefit. The extraordinary loss of $213,000 (net of income tax effect) for the nine months ended March 31, 1998 includes approximately $355,000 in prepayment penalties incurred in connection with refinancing the mortgages on the Irving, Texas property, and an income tax benefit of $142,000.


Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1999

Income from real estate operations for the three months ended March 31, 1999 was $136,000 compared to a loss of $228,000 for the three months ended
March 31, 1998. That was primarily the result of a 11.3% increase in rental revenue from $2,868,000 to $3,192,000.

The increase rental revenue is mainly attributable to the Houston, Texas property which experienced significantly lower vacancy levels following the rehabilitation which was substantially complete as of December 31, 1998. That increase was partially offset by the sale of the Pennsylvania property. The increased property operating expenses was primarily attributable to increased payroll expenses associated with the termination of the Company's third party property management contract and higher operating costs associated with the Houston Texas property, offset in part by a decrease in expenses as a result of the disposition of the Pennsylvania property.

Mortgage interest expense decreased 7.5% from $827,000 to $765,000 for the three months ended March 31, 1998 and 1999, respectively. The decrease was due to the sale of the Pennsylvania property and lower interest rates offset by interest expense associated with higher mortgage payments associated with four properties refinanced between December 31, 1997 and December 31, 1998 with higher leverage.

Depreciation increased 5.9% from $491,000 to $520,000 due to capital improvements throughout the real estate portfolio offset by the disposition of the Pennsylvania property.

The Company had a loss of $1,930,000 from investment transactions for the three months ended March 31, 1999 compared to a gain of $3,038,000 for the three months ended March 31, 1998. That loss was primarily attributable to an increase in investment losses from $593,000 to $6,217,000 partially offset by an increase in investment gains from $3,193,000 to $3,941,000 and an increase in dividend and interest income from $248,000 to $390,000. The net loss on investments reflects management's continuing efforts to reposition the Company's investment portfolio by selling certain underperforming securities. The Company's equity in net income from Justice Investors decreased from $606,000 to $564,000 for the three months ended March 31, 1999 due to improvements to the hotel property during January and February 1999.

Realized investment gains and losses may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in the amount from period to period have no practical analytical value, particularly in view of the net unrealized gain in the Company's overall investment portfolio. Unrealized gains and losses, net of deferred taxes are included in accumulated other comprehensive income. As of March 31, 1999, the Company had a net unrealized gain on investments, net of tax, of $4,104,000.

General and administrative expenses decreased 34% from $599,000 to $395,000 primarily due to reduced professional fees and greater cost efficiencies as a result of the consolidation of certain accounting and administrative functions with Santa Fe.

Miscellaneous expenses increased from $60,000 to $311,000 primarily due to legal fees associated with the defense of the Indio, California property litigation and the wrongful termination lawsuit brought by a former employee, as well as amortization of certain film production costs.

The Company recorded an income tax benefit of $998,00 for the three months ended March 31, 1999 compared to an income tax expense of $847,000 for the nine months ended March 31, 1998.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. The Company and Santa Fe used net cash flow of $7,453,000 for operating activities, used net cash flow of $19,206,000 from investing activities and generated net cash flow of $22,113,000 from financing activities during the nine months ended March 31, 1999.

During the nine months ended March 31, 1999, the Company improved properties in the aggregate amount of $1,560,000. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

The Company's outstanding indebtedness includes mortgages on real estate which amounted to $39,327,000 as of March 31, 1999. In addition, the Company refinanced one of its San Antonio, Texas properties for $3,274,000.
Management may pursue property refinancing activities as considered necessary or when deemed economically favorable to the Company. The Company borrowed $2,000,000 under an existing agreement during the nine months ended March 31, 1999. Payment, including accrued interest, is due on September
21, 1999. The loan is secured by the Company's unimproved land in St. Louis Missouri.

In December 1998, the Company entered into a contingent contract to sell approximately 18 acres of its unimproved land in St. Louis, Missouri for $5,300,000. It is anticipated that the sales transaction will close on or before July 12, 1999. Should the sale be consummated, all or a portion of the proceeds may be utilized to acquire other real estate investments.

On March 4, 1999, the Company acquired a commercial real estate property located at 820 Moraga Drive, Los Angeles, California 90049 for $1,876,000.
The property will serve as the Company's new corporate headquarters beginning in June of 1999. The property was purchased using a portion of the proceeds from the sale of the Company's Harrisburg, Pennsylvania as part of a partial tax-free exchange.

As of March 31, 1999, the Company's current assets were $57,910,000. The Company remains liquid and management believes that its capital resources are currently adequate to meet its short and long-term obligations.

YEAR 2000 ISSUES

The Company is aware of the potential implications that the year 2000
("Y2K") issue could have on its business and, as a result, is in the process of determining what, if any, steps the Company must take to cure any potential computer software or hardware problems associated with the year 2000. The Company has hired professional outside consultants to assist it in addressing its Y2K needs. The Company's plan includes upgrading existing software applications to make them Y2K compliant, replacing some hardware required by the software upgrades, purchasing new computer hardware and upgrading its computer network and communication systems. The Company has also contacted suppliers of various services and materials regarding their readiness and plans for Y2K. The cost incurred by the Company to date for consultants, software and hardware applications has been approximately $50,000. Management does not believe the remaining costs to complete the Y2K compliance will have a material effect on the Company's financial position.

Based on preliminary discussions with its outside consultants, service providers and software and hardware vendors, the Company has determined that its systems, both information technology and non-information technology, are not reasonably likely to be impacted by Y2K and the Company anticipates that it will be Y2K compliant by September 30, 1999.


PART II.   OTHER INFORMATION

Item 1. Legal Proceedings.

The following is furnished to update information previously reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 and in its Form 10-QSB for the period ended December 31, 1998.

Guinness Peat Group plc v. Robert N. Gould, et al., San Diego County Superior Court Case No. 685760. The appeal from the summary judgement and the award of attorneys' fees and costs in the amount of $296,000, which were granted in favor of the Company, has now been fully briefed. Oral argument and a subsequent decision on that appeal are not expected to occur for at least another twelve to eighteen months. The appeal of the award of attorneys' fees in favor of Santa Fe and the director defendants in the aggregate amount of $936,000 also remains on appeal, with all briefing completed.

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

7709 Lankershim Ltd. v. Carreon Villa Apartments I, et al., Riverside County Superior Court Case No. 088325. A motion for summary judgment was filed by the Company and the Carreon entities, which was joined in by the other defendants. That motion was denied on April 22, 1999. On May 14, 1999, the Company filed a petition for writ challenging that ruling.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

The 1998 Annual Meeting of the Stockholders of the Company was held on January 27, 1999, at the Park Hyatt Los Angeles Hotel, 2151 Avenue of the Stars,
Los Angeles, California.  At that Meeting, Mr. Gary N. Jacobs and Mr. William
J. Nance were elected class B Directors of the Company. At that meeting, the shareholders also ratified PricewaterhouseCoopers LLP as the independent accountants of the Company, and approved two stock option plans. A tabulation of the votes at that meeting for each of those proposals was reported in the Company's Form 10-QSB for the quarterly period ended December 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits - Exhibit No. 27, Financial Data Schedule

(b) Form 8-K - There were no Form 8-K filings during the quarter ended March 31, 1998


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 THE INTERGROUP CORPORATION
                                                       (Registrant)

Date: May 19, 1999                            by /s/   John V. Winfield
                                                 ----------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: May 19, 1999                           by /s/   Gregory C. McPherson
                                                -----------------------------
                                                Gregory C. McPherson, Executive
                                                Vice President and Assistant
                                                Treasurer


Date: May 19, 1999                           by /s/   David Nguyen
                                                -----------------------------
                                                 David Nguyen, Controller
                                                 (Principal Accounting Officer)