Form 10KSB
period 1999-06-30
INTERGROUP CORP
filed 1999-09-28
CIK 69422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                  FORM 10-KSB

[X]  Annual Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the fiscal year ended June 30, 1999

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission file number 1-10324

                          THE INTERGROUP CORPORATION
                          --------------------------
                 (Name of Small Business Issuer in its Charter)

          Delaware                                        13-3293645
-------------------------------                       ------------------
(State or Other Jurisdiction of                        (IRS Employer
 Incorporation or Organization)                       Identification No.)

820 Moraga Drive, Los Angeles, California                 90049-1632
-----------------------------------------                 ----------
(Address of Principal Executive Offices)                  (Zip Code)

                 Issuer's Telephone Number:  (310) 889-2500

      Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class               Name of Each Exchange On Which Registered
-------------------               -----------------------------------------
Common Stock-$.01 Par Value               Pacific Exchange, Inc.


      Securities registered under Section 12(g) of the Exchange Act:

              Common Stock - Par Value $.01 Per Share
                    ---------------------------------------
                                (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year were $16,802,000.

    The aggregate market value of the common equity held by non-affiliates of issuer, computed by reference to the price the common equity was sold on September 20, 1999 was $10,535,000.


    The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of September 20, 1999 was 1,976,987.


                  DOCUMENTS INCORPORATED BY REFERENCE: None


    Transitional Small Business Disclosure Format (check one): Yes   No [X]


                             TABLE OF CONTENTS


PART I                                                                  PAGE

    Item 1.  Description of Business                                      3

    Item 2.  Description of Properties                                    5
55
    Item 3.  Legal Proceedings                                            8

    Item 4.  Submission of Matters to a Vote of Security Holders         11


PART II

    Item 5.  Market For Common Equity and Related Stockholder Matters    11

    Item 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         12

    Item 7.  Financial Statements                                        15

    Item 8.  Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure                      32


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance With Section 16(a) of the Exchange Act  33

    Item 10. Executive Compensation	                                     36

    Item 11. Security Ownership of Certain Beneficial Owners
             and Management                                              41

    Item 12. Certain Relationships and Related Transactions              42

    Item 13. Exhibits and Reports on Form 8-K                            43

SIGNATURES                                                               45

                                  PART I

Item 1. Description of Business.

BUSINESS DEVELOPMENT

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

The Company was organized to buy, develop, operate, rehabilitate and dispose of real property of various types and descriptions, and to engage in such other business and investment activities as would benefit the Company and its shareholders. The Company was founded upon, and remains committed to, social responsibility. Such social responsibility was originally defined as providing decent and affordable housing to people without regard to race. In 1985, after examining the impact of federal, state and local equal housing laws, the Company determined to broaden its definition of social responsibility. The Company changed its form from a REIT to a corporation so that it could pursue a variety of investments beyond real estate and broaden its social impact to engage in any opportunity which would offer the potential to increase shareholder value within the Company's underlying commitment to social responsibility, which it redefined to encompass investments in any area which can have a socially redeeming value and promote the establishment of a fair, equal and better society.

During the past three years the Company's principal sources of revenue have been, and continue to be, derived from the operations of its multi-family residential properties, from the sales and disposition of its real property assets and from the investment of its cash and securities assets.

The Company owns 53.6% of the common stock of Santa Fe Financial Corporation ("Santa Fe"), a public company (Nasdaq SmallCap: SFEF) and had the power to vote 57.4% of the voting shares of Santa Fe. Santa Fe's revenue is primarily generated through its 67.2% interest in Portsmouth Square, Inc. ("PSI"), which derives its revenue primarily through its 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land, land improvements and leasehold known as the Holiday Inn Financial District/Chinatown, a 566-room hotel in San Francisco, California.


BUSINESS OF ISSUER

The Company's principal business is the ownership and management of multifamily residential properties. Those properties include nine apartment complexes located throughout the United States. The Company also has investments in unimproved real property that is held for sale or development. The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. See Item 2 for a description of the Company's current investments in and investment policies concerning real property.

A portion of the Company's assets are invested under the direction of Mr. John
V. Winfield ("Mr. Winfield"), the Company's Chairman and President, in securities and partnerships. The Company considers investing in equity and debt securities of companies which are either publicly or privately held if such an investment will offer growth or profit potential and not conflict with management's perception of social responsibility. The Company's general investment strategy regarding marketable securities is to identify both national and international companies which management considers to be currently out of favor or undervalued because of being misunderstood by the general investing community and/or companies that potentially could go through restructuring or reorganization. The Company will also invest in start up entities, especially those involved in technologies where potential for growth is perceived. Although the majority of the Company's marketable securities investments are listed on either the New York or American Stock Exchanges, the overall investment portfolio and the Company's investment strategies could be viewed as highly risky and the market values of the portfolio may be subject to large fluctuations.

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

The Company also has a controlling interest in Santa Fe, which derives its revenue primarily through an indirect interest in a 566-room Holiday Inn in San Francisco, California. In addition, Santa Fe's operations include a marketable securities portfolio and an interest in an apartment complex.

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


EMPLOYEES

As of June 30, 1999, the Company had a total of 11 full-time employees. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Item 2.  Description of Properties.

PROPERTIES

At June 30, 1999, the Company's investment in real estate consisted of properties located throughout the United States. These properties include nine apartment complexes wholly owned by the Company, an apartment complex owned by the Company and its majority owned subsidiary Santa Fe, and a commercial real estate property that serves as the Company's corporate headquarters. All apartment complexes are completed, operating properties. The Company also owns approximately 22.4 acres and 5.4 acres primarily comprised of unimproved real estate in St. Louis, Missouri and Houston, Texas, respectively. In the opinion of management, each of the properties is adequately covered by insurance. None of the properties are subject to foreclosure proceedings or litigation other than that incurred in the normal course of business. The Company's rental property leases are short-term leases, with no lease extending beyond one year.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 1999 were approximately $135,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,135,000 at June 30, 1999 and the maturity date of the mortgage is January 1, 2006.

St. Louis, Missouri. The Company's St. Louis properties consist of three properties, two of which are apartment complexes and one is primarily unimproved land. The first apartment complex is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 1999, real estate property taxes were approximately $98,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 35 years. The outstanding mortgage balance was approximately $5,941,000 at June 30, 1999 and the maturity date of the mortgage is July 1, 2008. The second apartment complex is a two-story project with 176 units on approximately 14 acres. The Company reacquired the complex through foreclosure on May 11, 1989, and recorded the asset at $3,480,000 representing the Company's total cost of the mortgage note receivable. For the year ended June 30, 1999, real estate property taxes were approximately $36,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $4,729,000 at June 30, 1999 and the maturity date of the mortgage is April 1, 2003. The Company also owned approximately 22.4 acres of land adjacent to the first apartment complex, which was acquired by the Company in March 1974 with additional acquisitions in June and July 1995 for the aggregate price of approximately $841,000. In 1999, the Company obtained a $2,000,000 letter of credit secured by the land. The outstanding balance of the line of credit was $2,000,000 at June 30, 1999 and the maturity date of the line of credit is September 21, 1999. The property taxes for the year ended June 30, 1999 were approximately $61,000. The additional parcels were acquired to provide better access to the larger parcel. The site has been rezoned to enhance the value
and salability.   In December of 1998, the Company entered into an agreement to sale the entire parcel of land for $5,450,000. The sale was completed in September 1999 and the $2,000,000 letter of credit was repaid. See "Note 14 Subsequent Events - Notes to Consolidated Financial Statements".

Middletown, Ohio. The Middletown property is a two-story apartment complex with 150 units on approximately 5.5 acres. The Company acquired the complex on May 31, 1972 at an initial cost of approximately $1,670,000. For the year ended June 30, 1999, real estate property taxes were approximately $50,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 35 years. The outstanding mortgage balance was approximately $2,444,000 at June 30, 1999 and the maturity date of the mortgage is December 1, 2008. On April 14, 1999, the Company entered into a contract to sell this property for a gross sales price of $3,425,000. The sale was completed on July 30, 1999. See "Note 14 Subsequent Events - Notes to Consolidated Financial Statements".

Cincinnati, Ohio. The Cincinnati property is a three-story apartment complex with 100 units on approximately 5.8 acres. The Company acquired the complex on October 20, 1972 at an initial cost of approximately $1,416,000. For the year ended June 30, 1999, real estate property taxes were approximately $61,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,217,000 at June 30, 1999 and the maturity date of the mortgage is July 1, 2004. On April 14, 1999, the Company entered into a contract to sell this property for a gross sales price of $3,125,000. The sale was completed on July 30, 1999. See "Note 14 Subsequent Events - Notes to Consolidated Financial Statements".

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 1999, real estate property taxes were approximately $17,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,963,000 at June 30, 1999 and the maturity date of the mortgage is May 1, 2006.


Irving, Texas. The Irving property is a two-story apartment with 224 units on approximately 9.9 acres. The Company acquired the property on September 16, 1994 at an initial cost of approximately $4,150,000. For the year ended June 30, 1999, real estate property taxes were approximately $87,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $4,558,000 at June 30, 1999 and the maturity date of the mortgage is January 1, 2008.

San Antonio, Texas. The San Antonio properties include two apartment complexes. The first apartment complex is a two-story project with 228 units on approximately 23.8 acres with an additional 9.7 acres of unimproved land behind the complex. The Company acquired the complex on December 3, 1992 at an initial cost of $2,300,000. For the year ended June 30, 1999, real estate taxes were approximately $133,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $1,861,000 at June 30, 1999 and the maturity date of the mortgage is May 1, 2000. The second apartment complex is a two-story project with 132 units on approximately 4.3 acres. The Company acquired the complex on June 29, 1993 for $2,752,000. For the year ended June 30, 1999, real estate taxes were approximately $92,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $3,256,000 at June 30, 1999 and the maturity date of the mortgage is December 1, 2008.

Houston, Texas. The Houston property is a two-story apartment complex with 442 units on approximately 23.4 acres. In December 1996, the Company became the General Partner of the Kansas limited partnership, which owns the apartment complex in Houston, Texas, by obtaining the 30% interest in the Partnership held by the former General Partner. Prior to December 1996, the Company was a Limited Partner, and owned a 15% interest in the Partnership. During the quarter ended March 31, 1998, the Company acquired all of the remaining Limited Partners' interests. The total cost of the property was $4,970,000 and the outstanding mortgage at the acquisition date was $3,596,000. The property taxes for the year ended June 30, 1999 were approximately $129,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balances were approximately $3,450,000 and $16,000 at June 30, 1999 and the maturity dates of the mortgages are June 1, 2000 and February 2, 2001, respectively.

Los Angeles, California. On March 4, 1999, the Company acquired a 5,500 square foot, two story, commercial real estate property located in Los Angeles for $1,876,000. The property was acquired in connection with the sale of the Harrisburg, Pennsylvania property in a partial 1031 Tax Free Exchange. This property currently serves as the Company's new corporate headquarters. (See Footnote 2 - Investment in Real Estate).


REAL ESTATE INVESTMENT POLICIES

The most significant investment activity of the Company has been to acquire, operate and, when appropriate, sell income-producing residential real estate. The Company's focus is on owning and operating integrated multi-family apartment buildings. Through its marketable securities portfolio the Company has indirectly invested in additional real estate related investments such as hotels, office buildings and shopping centers where financial benefit could inure to its shareholders.

The Company is presently looking for new real estate investment opportunities and plans to continue to concentrate its real estate investments in developed properties. The acquisition of new real estate investments will depend on the Company's ability to find suitable investment opportunities and the availability of sufficient financing to acquire such investments. The Company plans to borrow funds to leverage its investment capital. The amount of the mortgage debt will depend on a number of factors including, but not limited to, the availability of financing and the ability of projected property cash flows to support its operations and debt service.

Additionally, the Company may make investments and loans in connection with real property owned by partnerships, corporations or individuals.

MORTGAGES

Information with respect to mortgage notes payable of the Company is set forth in Note 6 of the Notes to Consolidated Financial Statements.

POTENTIAL RENTAL RATES AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The effective annual rental rate per unit (gross annual rental revenues based on 100% occupancy divided by the total number of apartment units) and the occupancy rate (total gross potential rent less vacancy loss divided by total gross potential rent) for each of the Company's properties for fiscal year ended June 30, 1999 are provided below.


                                    Effective Annual           Physical
         Property                 Rental Rate Per Unit      Occupancy Rate
         --------                 --------------------      --------------

         Morris County, NJ              $9,988                   99%
         Middletown, OH                 $5,316                   91%
         Cincinnati, OH                 $7,494                   90%
         Florence, KY                   $6,075                   93%
         St. Louis County, MO I         $5,078                   91%
         St. Louis County, MO II        $7,487                   98%
         Irving, TX                     $6,745                   95%
         San Antonio, TX I              $6,268                   92%
         San Antonio, TX II             $5,860                   96%
         Houston, TX                    $5,620                   82%


MANAGEMENT OF THE PROPERTIES

The Company utilized a third party management company with national operations to manage all of the Company's properties. On March 31, 1999, the Company terminated its agreement with the management company and began to manage all the properties in-house.


Item 3.  Legal Proceedings

Guinness Peat Group plc, et al. v. Robert N. Gould, et al., Case No. 685760, was filed on February 22, 1995, in the Superior Court of the State of California for the County of San Diego. The lawsuit is a shareholders derivative suit brought by Guinness Peat Group plc and its wholly-owned subsidiary Allied Mutual Insurance Services Limited (collectively "GPG") against InterGroup, certain directors of Santa Fe and Santa Fe as a nominal defendant. The complaint alleged certain breaches of fiduciary duties by the directors in causing Santa Fe to enter into a December 20, 1994 Securities Purchase Agreement (the "Agreement") with InterGroup and fraud on the part of InterGroup in inducing the director defendants to enter into the Agreement.

On April 14, 1995, the Superior Court granted motions by the director defendants and InterGroup requiring GPG to posts bonds to secure payment of their attorneys' fees should they prevail in the litigation. The required bonds, totaling $800,000, were posted by GPG.

On December 31, 1996, the trial court entered a summary judgment in favor of InterGroup, ruling that there was no fraud in connection with the Agreement. That summary judgment, including a subsequent award of attorneys' fees and costs in favor of InterGroup in the amount of $296,000, plus interest at the statutory rate of 10%, was appealed by GPG. On August 27, 1999, the Court of Appeal, Fourth Appellate District Division One of the Sate of California filed its opinion affirming the summary judgment and award of attorneys' fees and costs in favor of InterGroup. On September 13, 1999, GPG filed a Petition for Rehearing of that appeal.

Previously, on July 3, 1997, the Court of Appeal granted the director defendants' petition for a writ of mandate and directed the trial court to enter an order granting summary judgment in favor of the director defendants. The Court of Appeal's decision became final on August 2, 1997 and GPG's petition for review was denied by the California Supreme Court on October 15, 1997.

As prevailing parties, the director defendants and Santa Fe also made application to the Superior Court for recovery of the attorneys' fees and costs expended in their successful defense of this litigation. On March 13, 1998, the trial court granted the applications for attorneys' fees and costs in the total amount of $936,000, plus interest at the statutory rate of 10%. On March 24, 1998, a judgment was entered in favor of the director defendants and Santa Fe, which made the award of attorneys' fees and costs effective as of February 20, 1998. That judgment was appealed by GPG and is waiting for oral argument to be scheduled.

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

7709 Lankershim Ltd. v. Carreon Villa Apartments I, et al., Riverside County Superior Court Case No. 088325 was filed on March 27, 1996 against the Company and others. The action arises out of alleged construction defects in two Indio, California apartment complexes formerly owned by the Company. The Complaint alleges damages in the amount of $2,000,000. The Company has filed cross-complaints against the subcontractors and the architect. A motion for summary judgment was also filed by the Company, which was joined by the other defendants. Although that motion was denied on April 22, 1999, the resulting ruling considerably narrowed the issues to be litigated. The case is still in its early stages and only limited discovery has taken place. Accordingly, it is not possible to assess what exposure, if any, the Company may have at this time. There may be insurance coverage for all or part of the costs of defense and for all or part of any liability that may be imposed on the Company.

On October 15, 1997, a related action for Declaratory Relief was filed by the insurance carrier entitled, Truck Insurance Exchange v. Carreon Villa Apartments I, et al., Riverside County Superior Court Case No. 004158. In its Complaint, the carrier alleges that the Company has no coverage with respect to at least one of the Carreon entities. The Company filed an answer and cross-complaint for breach of contract, breach of the covenant of good faith and fair dealing and for declaratory relief. The insurance company filed a motion to strike the punitive damages claims in the cross-complaint, which was granted. To date, limited discovery has occurred. The Company intends to vigorously defend against the complaint and prosecute its cross-complaint in this action. The parties have stipulated to continue the trial date in this matter to January 2000, in order to discuss settlement. It is not possible to predict the outcome of this action at this time.

Woodlake Management, Inc., et al. v. Intergroup Whisperwood, Inc. et al., Pennsylvania Court of Common Pleas, Philadelphia County, Case No. 001642.
On June 16, 1999, a complaint was filed against the Company's wholly-owned subsidiary Intergroup Whisperwood, Inc. ("Whisperwood") and the Company's former property manager, Pinnacle Realty Management Company ("Pinnacle") alleging breach of contract, misrepresentation and fraud in connection with the sale of the Whisperwood Apartments. The complaint prays for an award of compensatory, consequential and special damages in excess of $50,000, punitive damages and an award of costs and attorneys' fees. Whisperwood has filed preliminary objections to the complaint seeking dismissal of the action.

Whisperwood intends to vigorously defend this action. Since the case is in its very early stages, it is not possible to predict the outcome of this action at this time.

Wayne Prosser, Matthew Prosser and Rodney John Young v. Intergroup Cross Keys, Inc., The InterGroup Corporation and Pinnacle Realty Management Company, State of Missouri Department of Labor and Industrial Relations, Division of Workers' Compensation, Claims Nos. 99-036816, 98-171801 and 98-171806. In April 1999,
three Workers' Compensation claims were filed with the Missouri Department of Labor and Industrial Relations for injuries suffered by claimants while performing work at the Cross Keys Apartments owned by the Company's wholly-owned subsidiary, Intergroup Cross Keys, Inc. ("Cross-Keys"). Also named as a defendant in that action is the Company's former property manager, Pinnacle. Claimants allege that they have suffered permanent and total disability as a result of receiving electrical shock from coming in contact with power lines on the property.

Claimants have alleged that they were employees, or statutory employees, of InterGroup, Cross Keys and/or Pinnacle. InterGroup, Cross-Keys and Pinnacle have all asserted that Claimants were independent contractors and were not employees. InterGroup has tendered the matter to its Workers' Compensation insurance carrier for defense and indemnification. This action is in its very early stages and no discovery has been taken. While InterGroup and Cross Keys believe that this is not a proper Workers' Compensation action, it is impossible to predict at this point how the Missouri Department of Labor and
Industrial Relations will rule on the statutory employee issue.   InterGroup
and Cross Keys will vigorously defend against these claims and take all actions necessary to assure that these claims are covered by insurance.

Claimants have also filed a separate civil action against Union Electric in the Circuit Court of St. Louis, Missouri as Case No. 98-209048. To date, InterGroup, Cross Keys and Pinnacle have not been named in that action. If named as defendants, InterGroup and Cross Keys believe that they have sufficient liability insurance to cover such claims.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

MARKET

The Company's Common Stock is traded on The National Market System of the Nasdaq Stock Market, Inc. ("Nasdaq-NMS") and is also listed on the Pacific Exchange, Inc. The following table sets forth the high and low sales prices (adjusted for stock splits) for the Company's common shares for each quarter of the last two fiscal years as reported by the National Quotation Bureau Incorporated or Nasdaq, Inc.


Fiscal 1999                           High                Low
-----------                           ----                ---
First Quarter 7/1 - 9/30             $18.70              $11.25
Second Quarter 10/1 - 12/31          $15.75              $10.00
Third Quarter 1/1 - 3/31             $15.75              $11.50
Fourth Quarter 4/1 - 6/30            $13.75              $11.86

Fiscal 1998
-----------
First Quarter 7/1 - 9/30             $18.67              $15.00
Second Quarter 10/1 - 12/31          $19.33              $15.00
Third Quarter 1/1 - 3/31             $19.67              $15.00
Fourth Quarter 4/1 - 6/30            $26.67              $17.66


As of June 30, 1999, there were 996 shareholders of record.

STOCK SPLIT IN THE FORM OF A DIVIDEND

On June 5, 1998, the Company's Board of Directors approved a three-for-two forward stock split of the Company's $.01 par value Common Stock in the form of a stock dividend. The dividend was paid in shares of the Company's Common Stock on June 30, 1998 to shareholders of record as of June 16, 1998.

On August 31, 1998, the Company's Board of Directors approved a three-for-two forward stock split of the Company's $.01 par value Common Stock in the form of a stock dividend. The dividend was paid in shares of the Company's Common Stock on October 9, 1998 to shareholders of record as of September 23, 1998.

On August 31, 1998 the Board of Directors authorized an amendment to the Company's Certificate of Incorporation which increased the number of shares of $.01 par value per share, Common Stock, that the Company is authorized to issue from 1,500,000 shares to 4,000,000 shares. The amendment also increased the authorized number of shares of Preferred Stock from 100,000 shares to 2,500,000 shares and changed the par value of the Preferred Stock from $0.10 to $0.01. In addition, the amendment gave the Company the authorization to issue 2,500,000 shares of $0.01 par value, Class A Common Stock.

These actions were taken to help the Company achieve and sustain long term compliance with the applicable maintenance criteria for continued listing on the NMS.

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.

Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations.

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


RESULTS OF OPERATIONS

For the Year Ended June 30, 1999 as compared to June 30, 1998

Comprehensive income for the Company increased 21.2% to $1,196,000 for the year ended June 30, 1999 compared to $986,000 for the year ended June 30, 1998. Comprehensive income is an all-inclusive income concept where all revenues, expenses, gains and losses (whether realized or unrealized) arising during the period are included in income. Management believes that the comprehensive income concept provides a more complete understanding of the economic and financial performance of the Company.

The Company realized gains on sale of real estate of $2,884,000 for the year ended June 30, 1999 as compared to none for the year ended June 30, 1998. The realized gains resulted from the sale of two properties. In April 1999, the Company sold the two-story, 160-unit apartment complex located in San Antonio, Texas for $4,000,000 for a realized gain of $619,000. In October 1998, the Company sold another two-story, 150-unit apartment complex located in Harrisburg, Pennsylvania for $3,762,500 for a realized gain of $2,265,000. A portion of the proceeds from the sale of the Harrisburg, Pennsylvania property was used to purchase a two-story commercial real estate property located in Los Angeles, California in a 1031 tax-deferred exchange. The property serves as the new corporate headquarters of the Company.

Rental income from real estate operations increased by 7.4% to $12,764,000 for the year ended June 30, 1999 compared to $11,876,000 for the year ended June 30, 1998. The increase was due to the increase in occupancy from the Houston, Texas acquired in February 1998 and the overall increase in occupancy rates and average rental rates. The increase was partially offset by the sale of the Harrisburg, Pennsylvania and San Antonio, Texas properties.

Property operating expenses decreased 7.3% to $6,027,000 for the year ended June 30, 1999 compared to $6,507,000 for the year ended June 30, 1998 primarily due to the sale of the two properties and savings throughout the real estate portfolio.

Real estate taxes decreased 18.6% to $889,000 for the year ended June 30, 1999 compared to $1,093,000 for the year ended June 30, 1998 primarily due to the sale of the Harrisburg, Pennsylvania and San Antonio, Texas properties.

Net investment gains and losses recognized in the income statement does not include all unrealized gains and losses arising during the year. The Company had net unrecognized investment gains of $4,888,000 for the year ended June 30, 1999 compared to net unrecognized investment gains of $1,387,000 for the year ended June 30, 1998. If these net gains arising during the year ended June 30, 1999 and 1998 were recognized in net investment gains and losses, as reported in the income statement, income from investment transactions would have been $780,000 and $6,259,000, respectively.

Recognized investment gains and losses may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, in the opinion of management, the amount of recognized investment gain or loss for any given period has no predictive value, and variations in amounts from period to period have no practical analytical value, particularly in view of the net unrealized pretax gain of $13,467,000 in the Company's overall investment portfolio as of June 30, 1999. The Company recognized net investment losses of $6,450,000 for the year ended June 30, 1999 compared to net investment gains of $2,352,000 for the year ended June 30, 1998.

In recent months, the Company has increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. This has resulted in portions of the Company's investments in marketable securities being classified as "trading" for generally accepted accounting principles. After consultation with the Investment Committee of the Board of Directors, management has determined that the classification of the entire portfolio as trading for the quarter ending September 30, 1999 would be more consistent with Company's overall investment objectives and activities. As a result, beginning with its first quarter ending September 30, 1999, all unrealized gains and losses on the Company's investment portfolio will be recorded through the income statement.

The Company's equity in net income of Justice Investors increased 6.5% to $3,093,000 for the year ended June 30, 1999 compared to $2,904,000 for the
year ended June 30, 1998.   The increase in partnership income was primarily
attributable to an increase in garage rental income and a small increase in hotel rental income which was impacted by the loss of meeting rooms and other revenues while the common areas of the hotel were being renovated in January and February 1999.

Margin interest, trading, and management expenses increased 15.5% to $1,696,000 for the year ended June 30, 1999 compared to $1,468,000 for the year ended June 30, 1998 due primarily to an increase in trading-related and management expenses to $639,000 from $449,000, respectively.

General and administrative expenses decreased 14.2% to $1,636,000 for the year ended June 30, 1999 compared to $1,907,000 for the year ended June 30, 1998. The decrease reflects savings in general and administrative expenses due to the consolidation of certain accounting and administrative functions of Santa Fe and Portsmouth to the Los Angeles, California offices of the Company.

Income tax benefit(expense) of $1,005,000 and ($934,000) was provided by the Company for the years ended June 30, 1999 and 1998, respectively. The income tax benefit was primarily due to the net loss during the current period.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both.
The Company used net cash flow of $143,000 from operating activities, used net cash flow of $19,840,000 from investing activities and generated net cash flow of $15,184,000 from financing activities during the year ended June 30, 1999.

During the year ended June 30, 1999, the Company improved properties in the aggregate amount of $1,566,000. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

Marketable securities increased $21,041,000 during the year ended June 30, 1999 compared to a decrease of $4,034,000 for the year ended June 30, 1998. The increase in marketable securities was financed through the use of margin which increased by $13,552,000, net proceeds from the sale of the two properties of $2,589,000, net proceeds of $943,000 from the refinancing of one mortgage, borrowings from letter of credit of $2,000,000, and proceeds of $3,328,000 from shorting of securities and writing of options. The total proceeds generated above was partially offset by cash paid for margin interest, trading and management expenses of approximately $1,696,000. Accumulated net unrealized holding gains, net of deferred tax, increased 57% to $8,080,000 as of June 30, 1999 compared to $5,147,000 as of June 30, 1998.

During 1999, the Company received net proceeds aggregating $3,142,000 from the sale of two properties located in Harrisburg, Pennsylvania and San Antonio, respectively. Subsequent to June 30, 1999, the Company completed the sale of two additional properties located in Cincinnati and Middleton, Ohio for net cash proceeds of $2,551,000, all of which is being held in escrow pending a 1031 tax-deferred exchange for other properties. In addition, the Company entered into a contract to sell its 22.4 acres of unimproved land located in St. Louis, Missouri for $5,450,000. The sale was completed at the end of September 1999. The Company also entered into contracts to purchase three properties for purchase prices totaling $10,375,000. Two of the properties are located in California and the third property is located in Texas. The purchase of the properties will be funded through the proceeds from the sale of the two properties and the improved land in 1031 tax-deferred exchanges with the remaining cash provided through mortgage borrowings. The purchases are expected to be completed on or prior to November 1999.

The Company's outstanding indebtedness represents mortgages on real estate, which amounted to $36,875,000 as of June 30, 1999. During the year, the Company made principal payments totaling $6,749,000, $4,090,000 of which represent the payoff of the two mortgages related the two sold properties. The Company also refinanced one of its mortgages, which produced $943,000 in net cash proceeds to the Company. Management will pursue refinancing activities as considered necessary or when deemed economically favorable to the Company.

On January 13, 1998 the Company's Board of Directors approved the repurchase, from time to time, of up to 150,000 shares of its Common Stock. Such repurchases, together with previously authorized repurchases of up to 72,000 shares which remain under a prior repurchase program, may be made in the discretion of management and depending upon market conditions. The Company acquired 100,776 and 21,375 shares during the years ended June 30, 1999 and 1998, respectively. Total cash used to acquire the shares aggregated $1,265,000 and 339,000, respectively, for the years ended June 30, 1999 and 1998.

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

Based on discussions with its outside consultants, service providers and software and hardware vendors, the Company has determined that its systems, both information technology and non-information technology, are not reasonably likely to be impacted by Y2K and the Company anticipates that it will be Y2K compliant by October 31, 1999.

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



Item 7.  Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                             Page
Report of Independent Accountants                                       16
Consolidated Balance Sheet at June 30, 1999                             17
Consolidated Statements of Operations and Comprehensive
Income for the years ended June 30, 1999 and June 30, 1998              18
Consolidated Statements of Shareholders' Equity for the years
  ended June 30, 1999 and June 30, 1998                                 19
Consolidated Statements of Cash Flows for the years ended
  June 30, 1999 and June 30, 1998                                       20
Notes to Consolidated Financial Statements                              21

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Shareholders of The Intergroup Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The Intergroup Corporation and their subsidiaries ("the Company") at June 30, 1999 and June 30, 1998, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1999 and June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
September 10, 1999


                        THE INTERGROUP CORPORATION
                        CONSOLIDATED BALANCE SHEET

As of June 30,                                                1999
                                                            -----------
                             ASSETS
Investment in real estate, at cost:
 Land                                                     $   7,436,000
 Buildings, improvements and equipment                       33,984,000
 Property held for sale or development                        2,190,000
                                                            -----------
                                                             43,610,000
 Less: accumulated depreciation                             (16,076,000)
                                                            -----------
                                                             27,534,000
Cash and cash equivalents                                       514,000
Restricted cash                                               1,459,000
Marketable equity securities:
  Available-for-sale                                         47,610,000
  Trading                                                     6,137,000
Investment in Justice                                        10,072,000
Other investments                                             3,011,000
Prepaid expenses and other assets                             3,640,000
                                                            -----------
        Total Assets                                      $  99,977,000
                                                            ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Mortgage notes payable                                   $  36,875,000
 Obligation for securities sold                              13,948,000
 Due to securities brokers                                   17,756,000
 Accounts payable and other liabilities                       5,423,000
 Deferred income taxes                                        3,495,000
                                                             ----------
        Total Liabilities                                    77,497,000
                                                             ----------
Minority Interest                                             9,930,000
                                                             ----------
Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $.01 par value, 2,500,000 shares
  authorized; none issued                                             -
Common stock - Class A, $.01 par value, 2,500,000
  Shares authorized: none issued
Common stock, $.01 par value, 4,000,000 shares
  authorized; 2,129,288 shares issued and 2,022,887
  outstanding                                                    21,000
Additional paid-in capital                                    8,686,000
Accumulated deficit                                          (1,444,000)
Accumulated other comprehensive income, net of
  Deferred taxes                                              8,080,000
Note receivable - stock options                              (1,438,000)
Treasury stock, at cost, 106,401 shares                      (1,355,000)
                                                             -----------
        Total Shareholders' Equity                           12,550,000
                                                             -----------
        Total Liabilities and Shareholders' Equity         $ 97,977,000
                                                             ===========

The accompanying notes are an integral part of the consolidated financial statements.


                           THE INTERGROUP CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended June 30,                        1999             1998
Real estate operations:                         -----------    -----------
 Rental income                                 $ 12,764,000   $ 11,876,000
 Rental expenses:
  Mortgage interest expense                       2,961,000      3,000,000
  Property operating expenses                     6,027,000      6,507,000
  Real estate taxes                                 889,000      1,093,000
  Depreciation                                    2,084,000      1,938,000
                                                -----------    -----------
                                                    803,000       (662,000)
  Gain on sale of real estate                     2,884,000              -
                                                 ----------    -----------
  Income(loss) from real estate operations        3,687,000       (662,000)
                                                 ----------    -----------
Investment transactions:
 Dividend and interest income                       945,000      1,084,000
 Net investment (losses)gains                    (6,450,000)     2,352,000
 Margin interest, trading and management
   expenses                                      (1,696,000)    (1,468,000)
 Equity in net income of Justice Investors        3,093,000      2,904,000
                                                -----------     ----------
   Income(loss) from investment transactions     (4,108,000)     4,872,000
                                                -----------     ----------
Other expenses:
 General and administrative expenses             (1,636,000)    (1,907,000)
 Other expenses                                    (438,000)      (434,000)
                                                 -----------   -----------
   Other expenses                                (2,074,000)    (2,341,000)
                                                 -----------   -----------
Income(loss)before provision for income taxes    (2,495,000)     1,869,000

Provision for income tax benefit(expense)         1,005,000       (934,000)

Minority interest                                    51,000       (453,000)
                                                 ----------    -----------
Income (loss) before extraordinary item          (1,439,000)       482,000

Extraordinary loss due to early extinguishment
 of debt less applicable income tax benefit
 of $199,000 and $219,000                          (298,000)      (328,000)
                                                 ----------    -----------
Net (loss)income                               $ (1,737,000)  $    154,000
                                                 ==========    ===========
Earnings (loss) per share before
 extraordinary item                            $      (0.69)  $       0.22
Loss per share related to
 extraordinary item                                   (0.14)         (0.15)
                                                 ----------    -----------
(Loss) earnings per share                      $      (0.83)  $       0.07
                                                 ==========    ===========
Weighted average number of shares outstanding     2,092,297      2,135,403
                                                 ==========    ===========
Comprehensive income (loss):
    Net (loss) income                          $ (1,737,000)  $    154,000
    Unrealized holding (loss) gain on
     marketable securities                       (4,924,000)     4,458,000
    Reclassification adjustment for holding
     Loss (gain) included in net earnings         6,450,000     (2,352,000)
    Income tax benefit(expense) related to
     other comprehensive income                   1,407,000     (1,274,000)
                                                 -----------    ----------

    Comprehensive income                        $ 1,196,000   $    986,000
                                                 ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.



                             THE INTERGROUP CORPORATION
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    Accumulated
                                                    other
                            Additional              comprehensive                Note
                   Common   paid-in     Accumulated income,         Treasury     receivable
                   stock    capital     deficit     net of taxes    stock        options      Total
                   ------   ---------   ---------   ------------    -----------  -----------  ----------
Balance at
June 30,1997      $15,000  $13,658,000  $1,947,000   $ 5,980,000   $(6,558,000) $(1,438,000) $13,604,000

Net Income                                 154,000                                               154,000

Purchase of
 treasury stock                                                       (339,000)                 (339,000)

Retirement of
 treasury stock    (5,000)  (5,005,000) (1,797,000)                  6,807,000                         -

Three-for-two
 stock split        4,000       (7,000)     (4,000)                                                (7,000)

Issuance of
 common
 stock options                  40,000                                                             40,000

Unrealized holding
 loss on marketable
 securities,
 net of tax                                          (1,538,000)                              (1,538,000)

Increase in
 unrealized
 gain due to
 acquisition                                            705,000                                  705,000
                    ------    ---------  ---------   -----------   ----------    ---------      ---------
Balance at
 June 30, 1998     $14,000   $8,686,000  $ 300,000   $ 5,147,000   $ ( 90,000) $(1,438,000)   $12,619,000

Net loss                                (1,737,000)                                            (1,737,000)

Purchase of
 treasury stock                                                    (1,265,000)                 (1,265,000)

Three-for-two
 Stock split         7,000                  (7,000)



Unrealized holding
 gain on marketable
 securities,
 net of tax                                             2,933,000                                2,933,000
                    -------  ---------   ---------    -----------    ----------    ---------    ----------
Balance at
 June 30, 1999      $21,000 $8,686,000 $(1,444,000)   $ 8,080,000   $(1,355,000) $(1,438,000)  $12,550,000
                    =======  =========   =========     ==========    ==========    =========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

                          THE INTERGROUP COPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended June 30,                           1999          1998
                                               -----------    -----------
Cash flows from operating activities:
Net (loss)income                               ($1,737,000)   $   154,000
Adjustments to reconcile net (loss)income
 to cash provide by(used in) operating
 activities:
  Depreciation of real estate                    2,084,000      1,938,000
  Other amortization                               142,000        193,000
  Gain on sale of real estate                   (2,884,000)             -
  Net loss (gain) on sale of investments         6,450,000     (2,351,000)
  Equity in net income of Justice Investors     (3,093,000)    (2,904,000)
  Minority Interest                                (51,000)       453,000
  Changes in assets and liabilities:
   Prepaid expenses and other assets            (1,952,000)        93,000
   Accounts payable and other liabilities          449,000        327,000
   Income taxes payable                            449,000       (306,000)
                                               -----------   ------------
    Net cash used in operating activities         (143,000)    (2,403,000)
                                               -----------   ------------

Cash flows from investing activities:
Additions to buildings, improvements and
 equipment                                      (1,566,000)    (3,757,000)
Investment in real estate                       (1,937,000)      (265,000)
Proceeds from sale of real estate                7,232,000              -
Investment in Santa Fe                             (61,000)    (1,230,000)
Purchase of investment securities              (94,416,000)   (42,206,000)
Proceeds from the sale of investment
 securities                                     69,107,000     48,591,000
Decrease(increase) in other investments           (692,000)     1,006,000
Distributions from Justice Investors             2,493,000      2,096,000
Cash of business acquired                                -      2,173,000
                                               -----------    -----------
  Net cash (used in) provided by investing
    activities                                 (19,840,000      6,408,000
                                               ----------    ------------
Cash flows from financing activities:
Principal payments on mortgage notes payable    (6,749,000     (1,232,000)
Proceeds from real estate refinancing            3,274,000      5,920,000
Borrowings from mortgage notes payable           1,306,000              -
Borrowings from letter of credit                 2,000,000              -
Decrease in restricted cash                        272,000        212,000
Increase(decrease) in securities sold            3,328,000       (629,000)
Increase(decrease) in due to securities
 brokers                                        13,552,000     (4,306,000)
Dividends paid to minority shareholders           (534,000       (129,000)
Purchase of treasury stock                      (1,265,000       (339,000)
                                               -----------    -----------
Net cash provided by (used in) financing
 activities                                     15,184,000       (503,000)
                                               -----------    -----------
Net (decrease)increase in cash and cash
 equivalents                                    (4,799,000)     3,502,000
Cash and cash equivalents at beginning of
 period                                          5,313,000      1,811,000
                                               -----------    -----------
Cash and cash equivalents at end of period     $   514,000    $ 5,313,000
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

As of June 30, 1999 and 1998, the Company owned 53.6% and 46.9% respectively, of the outstanding stock of Santa Fe Financial Corporation ("Santa Fe"). On June 30, 1998, the Company's Chairman and President entered into a voting trust giving the Company the power to vote the shares of Santa Fe common stock that he owned. As a result of this agreement, as of June 30, 1999 and 1998, the Company had the power to vote 57.3% and 50.6% respectively, of the voting shares of Santa Fe.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Investment in Real Estate

Investments in real estate are stated at cost. Depreciation of buildings, improvements and equipment is provided on the straight-line method based upon estimated useful lives of five to forty years for buildings and improvements and five to ten years for equipment. Expenditures for repairs and maintenance are charged to expense as incurred and improvements are capitalized.

The carrying value of real estate is assessed regularly by management based on the operating performance of each property, including the review of occupancy levels, operating budgets, estimated useful life and estimated future cash flows. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairment losses have been recognized during the years ended June 30, 1999 and 1998.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement reserves for the operating properties and tenant security deposits that are invested in certificates of deposit.


Marketable Securities

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as available-for-sale or trading securities under the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities". The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designations at each balance sheet date. Securities classified as available-for-sale are carried at fair market value, with the unrealized holding gains and losses reported as other accumulated comprehensive income in a separate component of shareholders' equity. Certain securities are classified as trading securities to correspond with obligations for the same securities sold short. These securities and the related obligations are marked to market with unrealized holding gains and losses included in earnings.

The cost of investments sold is determined using the specific identification method.

Obligation for Securities Sold

Obligation for securities sold represents the fair market value of shares sold with the promise to deliver that security at some future date and the fair market value of shares underlying the written call options with the obligation to deliver that security when and if the option is exercised. The obligation may be satisfied with current holdings of the same security or by subsequent purchases of that security. Unrealized gains and losses from changes in the obligation are included in earnings.

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, marketable securities, other investments, prepaid expenses and other assets, accounts payable and other liabilities approximates fair value. The fair value of mortgage notes payable is estimated using discounted cash flows of future payments based on the borrowing rates available to the Company for debt with similar terms and maturities.

Stock-Based Compensation Plans

Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No.25 (APB 25), Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under APB 25 no compensation cost is recognized. The Company has elected to continue with the accounting methodology in APB 25 and, as a result, has provided pro form disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of commons shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As the Company reported a loss for the year ended June 30, 1999, the inclusion of potentially dilutive common shares related to stock options (75,000 shares at June 30, 1999), would be anti-dilutive. Therefore, basic and diluted earnings per share for the year ended June 30, 1999 are the same.


2.  Investment in Real Estate:

At June 30, 1999, investments in real estate consisted of nine multi-family apartment projects located throughout the United States, approximately 27.8 acres of primarily unimproved land held for sale or development, an apartment complex owned by the Company and its majority owned subsidiary Santa Fe, and a commercial real estate property that serves as the Company's corporate headquarters. All of the projects are completed operating properties that are directly owned by the Company and its subsidiary, Santa Fe.

On October 2, 1998, the Company sold the two-story, 150 units apartment complex located in Harrisburg, Pennsylvania for $3,763,000 for a realized gain of $2,265,000. The sales price less the repayment of debt of $1,760,000, closing and other expenses resulted in net proceeds of $1,569,000.

On April 20, 1999, the Company sold the two-story, 160 units apartment complex located in San Antonio, Texas for $4,000,000 for a realized gain of $619,000. The sales price less the repayment of debt of $2,330,000, closing costs and other expenses resulted in net proceeds of $1,573,000.

On March 4, 1999, the Company acquired a 5,500 square foot, two story, commercial real estate property located in Los Angeles for $1,876,000. The property was acquired in connection with the sale of the Harrisburg, Pennsylvania property in a partial 1031 tax-deferred exchange. This property currently serves as the Company's new corporate headquarters.

The Company utilized a third party management company with national operations to manage all of the Company's properties. On March 31, 1999, the Company terminated its agreement with the management company and began to manage all the properties in-house.


3. Marketable Securities:

For the year ended June 30, 1999, net investment losses of $6,450,000 were comprised of gross gains and losses of $14,369,000 and $20,819,000, respectively. For the year ended June 30, 1998, net investment gains of $2,352,000 was comprised of gross gains and losses of $12,864,000 and $10,512,000, respectively.

Available-for-Sale

At June 30, 1999, the aggregate market value of marketable securities available-for-sale exceeded the aggregate cost by $13,467,000. The net unrealized gain is comprised of gross unrealized gains of $25,550,000 reduced by gross unrealized losses of $12,083,000. The net unrealized gain of $8,080,000, net of deferred taxes of $5,387,000, is included as accumulated other comprehensive income in a separate component of shareholders' equity.

Trading

For the year ended June 30, 1999 and 1998, net (losses)gains from trading securities aggregated ($3,700,000) and $1,069,000, respectively. For the year ended June 30, 1999 and 1998, net gains(losses) from short securities aggregated $3,375,000 and ($3,161,000), respectively. For year ended June 30, 1998, gross gains from the transfers of marketable securities from available-for-sale classification to a trading classification aggregated $1,069,000. There were no such transfers for the year ended June 30, 1999.

Financial Instruments and Risk Management

The Company uses option contracts to hedge its investments in the underlying common stock. The purpose of the hedge is to protect against adverse movements in the underlying stock price. The Company sells call options (writes covered calls) in order to hedge market exposure. As of June 30, 1999, the proceeds received from writing call options and the fair market value of the obligation related to written call options aggregated $5,271,000 and $5,519,000, respectively. Generally accepted accounting principles requires mark to market accounting for written call options with the unrealized gain or loss related to written call options included in current earnings. As of June 30, 1999, the Company recognized in current earnings a loss of $248,000 related to written call options.

The following is a summary of the Company's investment in marketable securities at June 30, 1999:

                                             Net Unrealized             Fair
Available-for-sale               Cost             Gain                  Value
------------------        -----------        --------------       -----------
Equity securities         $32,663,000           $13,430,000       $46,093,000
Debt securities             1,480,000                37,000         1,517,000
                          -----------        --------------       -----------
Total Available-for-sale
 Securities               $34,143,000           $13,467,000       $47,610,000

Trading
-----------------
Equity securities         $ 1,003,000           $ 5,134,000       $ 6,137,000



The amortized and fair value of debt securities at June 30, 1999, by contractual maturity, are as follows:

                                                  Cost      Fair Value
                                            ----------      ----------
Due after one year through five years       $  843,000      $  777,000
Due after five years through ten years         487,000         597,000
Due after ten years                            150,000         143,000
                                            ----------      ----------
                                            $1,480,000      $1,517,000
                                            ==========      ==========



4.  Investment in Justice:

The consolidated accounts include a 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land improvements and leasehold known as the Financial District Holiday Inn, a 566-room hotel in San Francisco, California. PSI is both a limited and general partner in Justice and records its investment in Justice on the equity basis.

Condensed financial statements for Justice Investors are as follows:

                              Justice Investors
                 Condensed Balance Sheet as of June 30, 1999

Total current assets                                        $ 1,154,000
Property, plant and equipment, net of accumulated
 depreciation                                                 5,389,000
Loan fees and deferred lease costs, net of
 accumulated depreciation                                       178,000
   Total Assets                                             -----------
                                                            $ 6,721,000
                                                            ===========

Liabilities and partners' capital
Total current liabilities                                   $    33,000
Long-term debt                                                  500,000
Partners' capital                                             6,188,000
                                                            -----------
   Total Liabilities and Partners' Capital                  $ 6,721,000
                                                            ===========
                          Justice Investors
        Condensed Results of Operations for the year ended June 30,

                                                 1999             1997
                                          -----------      -----------
Revenues                                  $ 7,107,000      $ 6,861,000
Net income                                  6,212,000        5,840,000


5.  Other Investments:

Other investments primarily consist of investments in corporations and securities that are not traded on any exchange. Other investments are stated at cost, net of reserve for loss of $758,000, which approximates fair value.

6.  Mortgage Notes Payable:

At June 30, 1999, the Company had mortgage debt outstanding of $36,875,000. Mortgage debt includes amortizing first mortgages maturing from May 2000 through December 2008 of $36,859,000 at fixed rates ranging from 6.6153% to 9.500%, and an amortizing second mortgage of $16,000 maturing in February 2001. Each mortgage is secured by its respective land and building. The annual combined aggregate principal payments on the mortgage notes payable for the five-year period commencing July 1, 1999 are as follows:

                 Year ending June 30,
                      2000               $ 5,742,000
                      2001                   461,000
                      2002                   489,000
                      2003                   527,000
                      2004                 4,861,000
                      Thereafter          24,795,000
                                         -----------
                       Total             $36,875,000
                                         ===========

At June 30, 1999 and 1998, the estimated fair value of the outstanding debt was $36,126,000 and $37,538,000, respectively.

7.  Letter of Credit

Included in accounts payable and other liabilities is a letter of credit of $2,000,000 that bears interest at prime (7.75% at June 30, 1999). The letter of credit is secured by the 22.4 acres of land located in St. Louis, Missouri. As of June 30, 1999, the outstanding balance of the letter of credit is $2,000,000. The balance of the letter of credit is due September 21, 1999. For the year ended June 30, 1999, total interest paid on the line of credit was $68,000.

8.  Due to Securities Broker:

Various security brokers have advanced funds for the purchase of, and are secured by, marketable securities under standard margin agreements in accordance with and subject to the limitations of 17CFR Section 240.15c3-3 under the Securities Exchange Act of 1934 and Section #220.6 of Regulation T issued by the Board of Governors of the Federal Reserve System. The interest rate on advances or cash on deposit can vary daily with money market rates. The interest rate on margin balances is based on the Federal Funds rate plus 0.875% (6.745% at June 30, 1999). The interest rate on cash or deposits is based on the Federal Funds rate less 0.5% (5.37% at June 30, 1999). The interest rate on interest rebates in connection with short positions is based on the Federal Funds rate less 0.375% (5.495% at June 30, 1999).


9.  Income Taxes:

The provision for the Company's income taxes is comprised of the following:

                                                Year Ended June 30,
                                               1999             1998
                                           ----------        ----------
Current tax expense                        $ (800,000)       $ (978,000)
Deferred tax benefit                        1,805,000            44,000
                                           ----------        ----------
                                           $1,005,000        $ (934,000)
                                           ==========        ==========

The components of the deferred tax liability as of June 30, 1999, are as follows:

Marketable securities basis differences                     $ 3,984,000
Depreciation and fixed asset basis differences                1,694,000
Minority interests                                              123,000
Miscellaneous                                                    38,000
                                                             ----------
   Gross deferred tax liabilities                             5,839,000
                                                             ----------
State income taxes                                              (90,000)
NOL and credit carryovers                                    (2,254,000)
                                                             ----------
   Gross deferred tax (assets)                               (2,344,000)
                                                             ----------
Net deferred tax liability                                  $ 3,495,000
                                                             ==========

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:

                                                     Year Ended June 30,
                                                        1999         1998
                                                 -----------  -----------
Income tax at federal statutory rates             $  848,000   $ (635,000)
State income taxes, net of federal benefit           138,000     (122,000)
Change in valuation allowance and restatement
 of deferred liabilities                                   -       (2,000)
Other                                                 19,000     (175,000)
                                                 -----------  -----------
   Total income tax benefit(expense)              $1,005,000   $ (934,000)
                                                 ===========  ===========

At June 30, 1999, the Company has federal and state net operating loss carryforwards of approximately $3,570,000 and $2,374,000, respectively. The carryforwards expire in varying amounts through the year 2011.

10.   Supplemental Cash Flow Information:

Cash paid for margin interest for the year ended June 30, 1999 and 1998 was $531,000 and $994,000, respectively. Cash paid for interest on mortgage notes payable for the year ended June 30, 1999 and 1998 was $2,567,000 and $2,972,000, respectively. Cash paid for income taxes aggregated $84,000 and $126,000 for the year ended June 30, 1999 and 1998, respectively.


11.   Stock Options and Employee Stock Ownership Plan and Trust:

On December 8, 1998, the Company adopted and authorized a stock option plan (the "1998 Non-employee Directors Plan") for non-employee directors. The
1998 Non-employee Directors Plan provides for the granting of stock options to purchase shares of the Company's common stock to non-employee directors of the Company. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan may not exceed 100,000. On December 8, 1999, the Board of Directors of the Company granted a total of 32,000 stock options to the directors of the Company at an exercise price of $12.00 per share. The options vest over a period of 2 years and have a term of 10 years.

On December 22, 1998, the Company adopted and authorized a stock option plan (the "1998 Key Officers Plan") for selected key officers. The 1998 Plan provides for the granting of stock options to purchase shares of the Company's common stock to key officers of the Company. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan may not exceed 200,000. On December 22, 1998, the Board of Directors of the Company granted a total of 150,000 stock options to the President and Chairman of the Company at an exercise price of $11.875 per share. The options vest over a period of 2 years and have a term of 10 years.

During the year ended June 30, 1998 the Company granted options to a consulting firm to purchase 15,000 shares of its Common Stock, at exercise prices ranging from $33 to $67 per share giving effect to the three-for-two stock split which occurred in June 1999. The options vested immediately and expire on February 22, 2001.

Information relating to the stock options during the fiscal years ended June 30, 1999 and 1998 are as follows:
                                      Number of              Weighted-average
                                      Shares                 Exercise Price
                                      ----------             --------------
Unexercised options
  outstanding at June 30, 1997:            -                        -
Granted                                  15,000                   $52.67
Exercised                                  -                        -
Forfeited                                  -                        -
                                       --------                 --------
Unexercised options
  outstanding at June 30, 1998:          15,000                   $50.00
Granted                                 182,000                   $11.90
Exercised                                  -                        -
Forfeited                                  -                        -
                                       --------                 --------
Unexercised options
  outstanding at June 30, 1999:         197,000                   $15.00
                                      =========                =========


                        Range of        Weighted Average  Weighted Average
Exercise Options        Exercise Price  Exercise Price    Remaining Life
----------------        --------------  ----------------  ----------------
June 30, 1998           $33.00-$67.00      $52.67           1.68 years
June 30, 1999           $11.88-$67.00      $15.00           9.36 years


As required by FAS 123, the company has determined the pro-forma information as if the company had accounted for stock options granted since January 1, 1998, under the fair value method of FAS 123. The Black-Scholes option pricing model was used with the following weighted-average assumptions for 1999; risk-free interest rate if 5.28%; dividend yield of 0%; expected Common Stock market price volatility factor of 48.42; and a weighted-average expected life of the options of 10 years. The weighted-average fair value of options granted in fiscal year 1999 was $7.87 per share. The aggregate fair value of the options granted in fiscal year 1999 was $1,433,000.

Stock based compensation is accounted under APB 25 and accordingly, no compensation cost has been recognized for stock options in the financial statements. Had compensation cost been determined based upon the fair value of the stock options at grant date and consistent with FAS 123, the Company's pro forma net loss and loss per share (based on 102,200 options vested for fiscal year 1999) are as follows:

        Net loss - as reported                     ($1,737,000)
        Net loss - pro forma                       ($2,529,000)
        Loss per share - as reported                    ($0.83)
        Loss per share - pro forma                      ($1.21)

The pro forma effect of options granted in fiscal 1998 on net earnings and earnings was not material.

In April 1986, the Company established an Employee Stock Ownership Plan and Trust ("ESOP" or the "Plan"), effective July 1985, which enabled eligible employees to receive an ownership interest in stock of the Company. The Company did not make ESOP contributions during fiscal 1999 or 1998. The Company distributed 1,680 shares(adjusted for stock split) to terminated employees during fiscal 1998. Effective November 15, 1998, the Plan was terminated and the interest of each participant was fully vested and nonforfeitable. The Plan benefits will be distributed in due course following appropriate governmental filings and approvals, notices to participants, and other procedures and actions considered appropriate by the Company. The termination of the Plan did not have a material effect on the financial statements of the Company.

12.  Stock Split in the Form of a Dividend:

On August 31, 1998, the Company's Board of Directors approved another three-for-two stock split of the Company's $.01 par value Common Stock in the form of a stock dividend. The dividend was paid in shares of the Company's Common Stock on October 9, 1998 to shareholders of record as of September 23, 1998. Where applicable, the Company's financial statements have been restated to reflect the effect of the stock split.

On June 5, 1998 the Board of Directors approved a three-for-two stock split of the Company's $.01 par value Common Stock in the form of a stock dividend.
The dividend was paid in shares of the Company's Common Stock on June 30, 1998 to shareholders of record as of June 16, 1998.

On August 31, 1998 the Board of Directors authorized an amendment to the Company's Certificate of Incorporation which increased the number of shares of $.01 par value per share, Common Stock, that the Company is authorized to issue from 1,500,000 shares to 4,000,000 shares. The amendment also increased the authorized number of shares of Preferred Stock from 100,000 shares to 2,500,000 shares and changed the par value of the Preferred Stock from $0.10 to $0.01. In addition, the amendment gave the Company the authorization to issue 2,500,000 shares of $0.01 par value, Class A Common Stock.


13.  Commitments and Contingencies:

The lease on the Company's corporate headquarters expired on May 31, 1999. Rent expense was approximately $127,000 in 1999 and $169,000 in 1998.

On February 22, 1995, the Company was named as a defendant in a shareholders' derivative suit filed against Santa Fe and certain directors of Santa Fe, arising out of the Company's investment in Santa Fe. On December 31, 1996, a final judgment was entered in favor of the Company. On June 9, 1997, the Company was awarded $296,000 in attorneys' fees and costs as a prevailing party in that litigation. That award was made effective as of April 25, 1997 and bears interest at the statutory rate of 10%. That judgment and the award of attorneys' fees were appealed. On August 27, 1999, the Court of Appeal filed its opinion affirming the judgment and award of attorneys' fees and costs in favor of InterGroup. On September 13, 1999, the plaintiff filed a Petition for Rehearing of that appeal.

On July 3, 1997, the Court of Appeal, granted the director defendants' petition for a writ of mandate and directed the trial court to enter an order granting their motion for summary judgment. The Court of Appeal's decision became final on August 2, 1997, and plaintiffs' petition for review was denied by the California Supreme Court on October 15, 1997.

As prevailing parties, the director defendants and Santa Fe also made application to the Superior Court for recovery of the attorneys' fees and costs expended in their successful defense of this litigation. On March 13, 1998, the trial court granted the applications for attorneys' fees and costs in the total amount of $936,000. On March 24, 1998 a judgment was entered in favor of the director defendants and Santa Fe which made the award of attorneys' fees and costs effective as of February 20, 1998. The award bears interest at the statutory rate of 10%. That judgment was appealed and the parties are waiting for the Court of Appeal to schedule oral argument.

The Company is a defendant or co-defendant in various other legal actions involving various claims incident to the conduct of its business. Most of these claims are covered by insurance. Management does not anticipate the Company to suffer any material liability by reason of such actions.

14.  Related Party Transactions:

On April 26, 1999, the Executive Committee of the Company authorized a short-term loan from the Company to the Company's Chairman and President in the amount of $426,000 at an interest rate equal to the prime rate, as of the date of the loan, plus one percent (8.75%). All principal and interest under the loan was due on May 31, 1999. The loan was repaid in full with interest on May 31, 1999.

On January 4, 1999, the Executive Committee of the Company authorized a short-term loan from the Company to the Company's Chairman and President in the amount of $350,000 at an interest rate equal to the prime rate, as of the date of the loan, plus one percent (9.5%). All principal and interest under the loan was due on March 31, 1999. The loan was repaid in full with interest on March 31, 1999.

Gary N. Jacobs, a Director of the Company, is a senior partner of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP which provided legal services to the Company during the years ended June 30, 1999 and 1998.
During the years ended June 30, 1999 and 1998, the Company made payments of approximately $269,750 and $86,000, respectively to Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP.



On June 30, 1998, the Company's Chairman and President entered into a voting trust agreement with the Company giving the Company the power to vote on his 3.7% interest in the outstanding shares of the Santa Fe common stock.

In May 1996, the Company's Chairman and President exercised options to purchase 187,500 shares of Common Stock at a price of $7.67 per share through a full recourse note due the Company on demand, but in no event later than May 2001. The note bears interest floating at the lower of 10% or the prime rate (8.50% at June 30, 1999) with interest payable quarterly. The balance of the note receivable of $1,438,000 is reflected as a reduction of shareholders' equity at June 30, 1999. During the fiscal year ended June 30, 1999 and 1998, the President of the Company made interest payments of approximately $131,000 and $122,000, respectively in connection with the note relating to his 1996 exercise of stock options.


15. Extraordinary Item:

During the year ended June 30, 1999 the Company sold two of its properties and refinanced one of its properties. The Company incurred $399,000 in prepayment penalties and $98,000 in expense related to the write-off of deferred loan costs associated with loans paid off in connection with the sale of the two properties and refinancing. These expenses are partially offset by a $199,000 income tax benefit.


16. Subsequent Events:

In December 1998, the Company entered into a contract to sale the 22.4 acres of land located in St. Louis, Missouri for $5,450,000. The sale was completed in September 1999 and the Company realized a gain of approximately $3,329,000. The Company received net proceeds of $3,185,000 after the repayment of the $2,000,000 letter of credit. Of the net proceeds, $2,332,000 are being held in escrow pending a 1031 tax-deferred exchange. In September 1999, the Company entered into contracts to purchase a 14-unit multi-family apartment complex for $2,150,000 and a 9-unit multi-family apartment complex for $1,675,000 in connection with the 1031 tax-deferred exchange. Both properties are located in Los Angeles, California. The purchases are expected to be completed in or before November 1999.

In April 1999, the Company entered into a contract to sell the two-story, 150-unit apartment complex located in Middletown, Ohio for $3,425,000. The sale was completed in July 1999 and the Company realized a gain of approximately $2,374,000. The Company received net proceeds of $815,000 after the repayment of the underlying mortgage of $2,440,000. Net proceeds of $815,000 are being held in escrow pending a 1031 tax-deferred exchange. In August 1999, the Company entered into a contract to purchase a 190-unit multi-family apartment complex located in Austin, Texas for $4,150,000 in connection with the 1031 tax-deferred exchange. The purchase is expected to be completed in November 1999.

In April 1999, the Company entered into a contract to sell the three-story, 100-unit apartment complex located in Cincinnati, Ohio for $3,125,000. The sale was completed in July 1999 and the Company realized again of approximately $2,130,000. The Company received net proceeds of $1,736,000 after the repayment of the underlying mortgage of $1,736,000. Net proceeds of
$1,736,000 are being held in escrow pending a 1031 tax-deferred exchange.   In
July 1999, the Company entered into a contract to purchase a 27-unit multi-family apartment complex located in Santa Monica, California for $4,075,000 in connection with the 1031 tax-deferred exchange. The purchase is expected to be completed in September 1999.

In June 1999, the Company entered into a contract to purchase a 12-unit multi-family apartment complex located in Santa Monica, California for $1,305,000. The purchase was completed in July 1999.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 1999:


                         Position with
    Name                  the Company         Age     Term to Expire
------------------     ------------------     ---    -----------------
Class A Directors:
John V. Winfield      Chairman of the Board;   52     2000 Annual Meeting
(1)(4)(5)(6)(7)       President and Chief
                      Executive Officer
Josef A.
Grunwald(2)(3)(5)(7)  Director                 51     2000 Annual Meeting

Class B Directors:

Gary N. Jacobs
(1)(6)(7)             Secretary; Director      53     2001 Annual Meeting

William J. Nance (1)
(2)(3)(4)(6)(7)       Treasurer; Director      55     2001 Annual Meeting

Class C Directors:

Mildred Bond
Roxborough(2)         Director                 72     1999 Annual Meeting

John C. Love (3)(4)   Director                 59     1999 Annual Meeting

Other Executive
Officers:

Gregory C. McPherson  Executive Vice           40      N/A
                      President;
                      Assistant Treasurer

Michael G. Zybala     Vice President           47      N/A
                      Operations;
                      Assistant Secretary
------------------

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

Business Experience:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield -- Mr. Winfield was first appointed to the Board in 1982. He currently serves as the Company's Chairman of the Board, President and Chief Executive Officer, having first been appointed as such in 1987. Mr. Winfield also serves as President, Chairman and Chief Executive Officer of Santa Fe Financial Corporation ("Santa Fe") and Portsmouth Square, Inc. ("Portsmouth") and Chairman of the Board of Healthy Planet Products, Inc. ("Healthy Planet"), all public companies.

Josef A. Grunwald -- Mr. Grunwald is an industrial, commercial and residential real estate developer. He serves as Chairman of PDG N.V. (Belgium), a hotel management company, and President of I.B.E. Services S.A. (Belgium), an international trading company. Mr. Grunwald was first elected to the Board in 1987. Mr. Grunwald is also a Director of Portsmouth.

William J. Nance -- Mr. Nance is a Certified Public Accountant and private consultant to the real estate and banking industries. He also serves as President of Century Plaza Printer, Inc. Mr. Nance was first elected to the Board in 1984. He was appointed Treasurer, Chief Operating Officer and Chief Financial Officer in 1987. Mr. Nance resigned as Chief Operating Officer and Chief Financial Officer in January 1990 but continues to serve as Treasurer. Mr. Nance is also a Director of Santa Fe, Portsmouth and Healthy Planet.

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

Gary N. Jacobs -- Mr. Jacobs was appointed to the Board and as Secretary in 1998. Mr. Jacobs is a senior partner of the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP, where he heads the corporate department. Mr. Jacobs graduated summa cum laude from Brandeis University and from Yale Law School, where he was Order of the Coif. He is a Trustee of the Natural History Museum of Los Angeles County and a member of the Board of Overseers of Brandeis University's Graduate School of International Economics and Finance. Mr. Jacobs is Secretary of Youbet.com, Inc. (Nasdaq-NMS).

John C. Love -- Dr. Love was appointed to the Board in 1998. He is an independent consultant to the hospitality and tourism industries and was formerly a general partner in the national CPA and consulting firm of Pannell Kerr Forster. He is Chairman Emeritus of the Board of Trustees of Golden Gate University in San Francisco. Dr. Love is also a Director of Santa Fe and Portsmouth.

Gregory C. McPherson -- Mr. McPherson joined the Company in 1993.
Prior to joining the Company, Mr. McPherson was a private financial and strategic advisor, served as Vice President in the Investment Banking and Corporate Finance Department of Kemper Securities Group, Inc., was with Prudential Bache Capital Funding in their Mergers and Acquisitions and Financial Restructuring Group and was a manager at the public accounting firm of PricewaterhouseCoopers LLP. Mr. McPherson received an M.B.A. from the Harvard Business School and is a Certified Public
Accountant.  Mr. McPherson also serves as a special consultant to Portsmouth.

Michael G. Zybala -- Mr. Zybala was appointed Vice President Operations and Assistant Secretary of the Company on January 27, 1999. Mr. Zybala is an attorney at law and has served as a special legal consultant to the Company. Mr. Zybala is also the Vice President and Secretary of Santa Fe and Portsmouth and has served as their General Counsel since 1995. Mr. Zybala has provided legal services to Santa Fe and Portsmouth since 1978. Mr. Zybala is also a Director of Healthy Planet and has served as its Secretary since August 1998.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or officers. No director or executive officer was involved in any legal proceeding requiring disclosure.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and each beneficial owner of more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 1999 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Item 10.	Executive Compensation.

The following table provides certain summary information concerning compensation paid to or accrued by the Company to the Executive Officers and one employee of the Company who earned more than $100,000 (salary and bonus) for all services rendered to the Company and its subsidiaries for fiscal years 1999, 1998 and 1997. There are currently no employment contracts with the Executive Officers.

                        SUMMARY COMPENSATION TABLE
                                                                        Long-Term
                                    Annual Compensation                Compensation
                                    -------------------                ------------
                                                                         Awards
                                                                         ------
                                                                       Securities
Name and Principal                                     Other Annual    Underlying
Position                  Year     Salary      Bonus   Compensation    Options/SARs
-------------------      ------   -------      ------  -------------   ------------
John V. Winfield
Chairman; President       1999   $257,290(1)     -      $56,200(2)       150,000
and Chief Executive       1998   $102,078        -      $43,193(2)
Officer                   1997   $102,078        -      $29,693(2)

Gregory C. McPherson      1999   $ 82,131(3)  $10,000           -
Executive Vice President; 1998   $ 97,656(3)  $10,000           -
and Assistant Treasurer   1997   $ 97,082(3)     -              -

Michael G. Zybala
Vice President Operations 1999   $118,850(4)  $10,000           -

David C. Gonzalez         1999   $120,000     $55,000           -
Director of Real Estate   1998   $105,000     $60,000
---------------------

(1) Mr. Winfield is the President and Chairman of the Board of Santa Fe and Portsmouth, and also received total compensation of $217,521, $114,084 and $114,084 (including directors fees and insurance benefits)from those entities during fiscal years 1999, 1998 and 1997, respectively.

(2) Amounts include an auto allowance and compensation for a portion of the salary of an assistant. The auto allowance was $29,700, $29,193 and $29,693 during fiscal years 1999, 1998 and 1997, respectively. The amount of compensation related to the assistant was approximately $26,500 and $14,000 during fiscal years 1999 and 1998 respectively. During fiscal 1999, the Company also paid premiums in the amount of $42,577 for a split dollar whole life insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payment to the beneficiary.

(3) Mr. McPherson is a consultant of Portsmouth and received consulting fees of $88,200, $88,200 and $86,282 during fiscal years 1999, 1998 and 1997, respectively.

(4) Mr. Zybala became Vice President Operations in January 1999. His salary is allocated 30% to the Company and 70% to Santa Fe and Portsmouth.

                         OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The following table contains information concerning individual grants of stock options or Stock Appreciation Rights ("SARs") made during the last completed fiscal year to each of the named executive officers.


                 Number of Secu-     Percent of Total
                  rities Underlying    Options/SARs
                    Options/SARs        Granted To       Exercise of
                      Granted           Employees In      Base Price    Expiration
       Name             (#)             Fiscal Year        ($/Sh)         Date
       ----       -----------------    ---------------   -----------    ----------
John V. Winfield       150,000(1)           100%           $11.875       12/21/08
----------------

(1) On December 22, 1998 Mr. Winfield was granted options to purchase up to 150,000 shares of the Common Stock of the Company at an exercise price of $11.875 per share, which was the closing price of the Common Stock on the date of grant. The term of the options is for the period beginning December 22, 1998 and ending on December 21, 2008. No options may be exercised prior to June 8, 1999 and vest according to the following schedule: December 22, 1998 - 37,500 shares; January 27, 1999 - 37,500 shares; December 22, 1999 - 37,5000 shares; December 22, 2000 - 37,500 shares.


             AGGREGATE OPTIONS/SAR EXERCISES IN THE LAST FISCAL YEAR
                  AND FISCAL YEAR END OPTION/SAR VALUES

The following table contains information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs.

                                              Number of Securities
              Shares                         Underlying Unexercised      Value of Unexercised
           Acquired on        Value            Options/SARs as of        In-the-Money Options/
Name       Exercise (#)     Realized ($)         June 30, 1999            at June 30, 1999
----       ------------     -----------      -----------------------      --------------------
                                           Exercisable/Unexercisable   Exercisable/Unexercisable
                                           -------------------------   -------------------------
John V.
Winfield             -      $     -            75,000/75,000                 $9,375/$9,375(1)
--------------

(1) Based on the closing price of the Company's Common Stock on June 30, 1999 of $12.00 per share.



1998 Stock Option Plan for Non-Employee Directors

On December 8, 1998, the Board of Directors of the Company adopted, subject to stockholder approval and ratification, a 1998 Stock Option Plan for Non-employee Directors (the "Plan"). The stockholders ratified that plan on January 27, 1999.

The stock to be offered under the Plan shall be shares of the Company's Common Stock, par value $.01 per share, which may be unissued shares or treasury shares. Subject to certain adjustments upon changes in capitalization, the aggregate number of shares to be delivered upon exercise of all options granted under the Plan shall not exceed 100,000 shares. The Plan shall terminate on the earliest to occur of (i) the dates when all of the Common Stock available under the Plan shall have been acquired through the exercise of options granted under the Plan; (ii) 10 years after the date of adoption of the Plan by the Board; or (iii) such other date that the Board may determine.


Pursuant the Plan, each non-employee director as of the adoption date of the Plan shall be granted on the date thereof: (i) if he or she became a non-employee director prior to January 1, 1998, an option to purchase 8,000 shares of Common Stock; and (ii) if he or she became a non-employee director on or after January 1, 1998, an option to purchase 4,000 shares of Common Stock. Each new non-employee director who is elected to the Board shall automatically be granted an option to purchase 4,000 shares of Common Stock upon the initial date of election to the Board. On each July 1 following the adoption date, each non-employee director shall be granted an option to purchase 2,000 shares of Common Stock provided he or she holds such position on that date and the number of Common Shares available for grant under the Plan is sufficient to permit such automatic grant.

The exercise price of the option shall be determined at the time of grant and shall not be less than 100% of the fair market value of the Common Stock at the time of the grant of the option. The term of the option shall be for ten years. Options granted to any non-employee director will not vest 100% until such person has been a member of the Board for four (4) years or more. Non-employee directors who have been a member of Board less than four (4) years, shall be vested with respect to 20% of the options on the date of grant and 20% on each anniversary of such person having become a member of the Board, provided that the optionee is on each such date serving as a member of the Board or as an employee or consultant to the Company.

Pursuant to the plan, the following non-employee directors of the Company were granted options during fiscal 1999 to purchase shares of Common Stock: Josef
A. Grunwald (8,000 shares); William J. Nance (8,000 shares); Mildred Bond Roxborough (8,000 shares); Gary N. Jacobs (4,000 shares); and John C. Love (4,000 shares). The exercise price for the options is $12.00 per share, which was the closing price of the Company's Common Stock on the Nasdaq National Market System as of the date of grant on December 8, 1998.


1998 Stock Option Plan for Selected Key Officers,
Employees and Consultants

On December 8, 1998, the Board of Directors of the Company adopted, subject to shareholder approval and ratification, a 1998 Stock Option Plan for selected key officers, employees and consultants (the "Key Employee Plan"). The Key Employee Plan was ratified by the stockholders on January 27, 1999.

The stock to be offered under the Key Employee Plan shall be shares of the Company's Common Stock, par value $.01 per share, which may be unissued shares or treasury shares. Subject to certain adjustments upon changes in capitalization, the aggregate number of shares to be delivered upon exercise of all options granted under the Key Employee Plan shall not exceed 200,000 shares. The Key Employee Plan shall terminate on the earliest to occur of (i) the dates when all of the Common Stock available under the Key Employee Plan shall have been acquired through the exercise of options granted under the Key Employee Plan; (ii) 10 years after the date of adoption of the Key Employee Plan by the Board; or (iii) such other date that the Board may determine.

The Key Employee Plan is administered by a Committee appointed by the Board of Directors which consists of two or more disinterested persons within the meaning of Rule 16b-3 promulgated pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). Persons eligible to receive options under the Key Employee Plan shall be employees who are selected by the Committee. In determining the Employees to whom options shall be granted and the number of shares to be covered by each option, the Committee shall take into account the duties of the respective employee, their present and potential contribution to the success of the Company, their anticipated number of years of active service remaining and other factors as it deems relevant in connection with accomplishing the purposes of the Key Employee Plan. An employee who has been granted an option may be granted an additional option or options as the Committee shall so determine.

The exercise price of the option shall be determined at the time of grant and shall not be less than 100% of the fair market value of the Common Stock at the time of the grant of the option. The term of the option shall not exceed 10 years from the date on which the option is granted. The vesting schedule for the options and the method or time that when the option may be exercised in whole or in part shall be determined by the Committee. However, in no event shall an option be exercisable within six months of the date of grant in the case of an optionee subject to Section 16(b) of the Exchange Act. Subject to certain exceptions, the option shall terminate six months after the optionee's employment with the Company terminates. As discussed above, options to purchase 150,000 shares were granted to the Company's CEO during fiscal 1999 pursuant to the Key Employee Plan.


Employee Stock Ownership Plan and Trust ("ESOP")

In April 1986, the Company established an Employee Stock Ownership Plan and Trust ("ESOP" or the "Plan"), effective July 1985, which enabled eligible employees to receive an ownership interest in Common Stock of the Company. The Company did not make any ESOP contributions during fiscal year 1999, made $816 in ESOP contributions during fiscal year 1998 and no contributions in fiscal year 1997. The Company made distributions of 1,680 shares (adjusted for splits) to terminated employees during fiscal year 1998 and made no distributions during fiscal years 1999 and 1997. Effective November 15, 1998, the Plan was terminated and the interest of each participant was fully vested and nonforfeitable. The Plan benefits will be distributed in due course following appropriate governmental filings and approvals, notices to participants, and other procedures and actions considered appropriate by the Company.

Phantom Stock Program

The Company maintained a "phantom" stock program that provides for the issuance of 90,000 units (adjusted for split) with each unit being equivalent to one share of Common Stock. Participating members of the program are credited with the incremental value in shares of common stock and dividend equivalents over a five-year period from the date of award. One-fifth of such credits to participants' accounts will vest on the first anniversary date of the award and an additional one-fifth vest on each of the next four anniversary dates. No units were granted in fiscal year 1998 or fiscal year 1997. As of June 30, 1998, no units were outstanding. The Company terminated the phantom program effective December 3, 1998.

1987 Stock Incentive Plan

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

Compensation of Directors

The Company's arrangements for compensation of Directors is as follows:
the Chairman of the Board of Directors is eligible to receive $9,000 per annum; each Director is eligible to receive a fee of $6,000 per annum and a fee of $500 for each Board or committee meeting attended; and each Director who is a chairman of a committee of the Board of Directors is eligible to receive $600 for each committee meeting which he or she chairs. The Directors who are also Executive Officers do not receive any fee for attending either meetings of the board or of any Board committee. As an Executive Officer, the Company's Chairman has also elected to forego his annual board fee. The Directors are also eligible for grants of options to purchase shares of the Company's Common Stock pursuant to the 1998 Stock Option Plan for Non-Employee Directors.

Except for the foregoing, there are no other arrangements for compensation of Directors and there are no employment contracts between the Company and its Directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of September 20, 1999, certain information with respect to the beneficial ownership of Common Stock owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.


Name and Address of           Amount and Nature
Beneficial Owner            of Beneficial Owner(1)     Percentage(2)
--------------------        ----------------------     --------------
John V. Winfield               1,000,938(3)                 48.8%
820 Moraga Drive
Los Angeles, CA 90049

Josef A. Grunwald                 83,045                     4.2%
820 Moraga Drive
Los Angeles, CA 90049

William J. Nance                  48,250                     2.4%
820 Moraga Drive
Los Angeles, CA 90049

Mildred Bond Roxborough           12,350                       *
820 Moraga Drive
Los Angeles, CA 90049

Gary N. Jacobs                     4,250                       *
820 Moraga Drive
Los Angeles, CA 90049

John C. Love                       2,000                       *
820 Moraga Drive
Los Angeles, CA 90049

Gregory C. McPherson               8,993(4)                    *
820 Moraga Drive
Los Angeles, CA 90049

Michael G. Zybala                      0                       *
820 Moraga Drive
Los Angeles, CA 90049

All Directors and
Executive Officers as a
Group (8 persons)              1,159,827                    55.6%
------------------
*  Ownership does not exceed 1%.

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,976,987 shares of Common Stock outstanding at September 20, 1998, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 31,113 shares allocated to Mr. Winfield under the ESOP and 75,000 shares of which Mr. Winfield has the right to acquire pursuant to options. Does not include an additional 15,151 shares held by the ESOP with respect to which Mr. Winfield, as trustee, would have the power to vote if voting instructions are not provided by the participants on a timely basis.

(4) Includes 3,594 shares allocated to Mr. McPherson under the ESOP.



Item 12.	Certain Relationships and Related Transactions.

On April 26, 1999, the Executive Committee of the Company authorized a short-term loan from the Company to the Company's Chairman and President in the amount of $426,000 at an interest rate equal to the prime rate, as of the date of the loan, plus one percent (8.75%). All principal and interest under the loan was due on May 31, 1999. The loan was repaid in full with interest on May 31, 1999.

On January 4, 1999, the Executive Committee of the Company authorized a short-term loan from the Company to the Company's Chairman and President in the amount of $350,000 at an interest rate equal to the prime rate, as of the date of the loan, plus one percent (9.5%). All principal and interest under the loan was due on March 31, 1999. The loan was repaid in full with interest on March 31, 1999.

On December 4, 1998, the Administrative and Compensation Committee authorized the Company to obtain whole life and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal 1999, the Company paid premiums in the amount of $42,577 for the split dollar whole life insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

On June 30, 1998, the Company's Chairman and President entered into a voting trust agreement with the Company giving the Company the power to vote on his 3.7% interest in the outstanding shares of the Santa Fe common stock.

In May 1996, the Company's Chairman and President exercised options to purchase 421,875 shares(adjusted for stock splits) of Common Stock at a price of $3.41(adjusted for stock splits) per share through a full recourse note due the Company on demand, but in no event later than May 2001. The note bears interest floating at the lower of 10% or the prime rate (8.50% at June 30, 1999) with interest payable quarterly. The balance of the note receivable of $1,438,000 is reflected as a reduction of shareholders' equity at June 30, 1999. During the fiscal year ended June 30, 1999 and 1998, the President of the Company made interest payments of approximately $131,000 and $122,000, respectively in connection with the note relating to his 1996 exercise of stock options.

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


Gary N. Jacobs, a Director of the Company, is a senior partner of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP which provided legal services to the Company during the years ended June 30, 1999 and 1998.
During the years ended June 30, 1999 and 1998, the Company made payments of approximately $269,750 and $86,000, respectively to Christensen, Miller, Fink,
Jacobs, Glaser, Weil & Shapiro, LLP.


Item 13.  Exhibits, List and Reports on Form 8-K.

(a) Exhibits:

3. Certificate of Incorporation and By-Laws **

    Restated Certificate of Incorporation dated February 20, 1998 is incorporated herein by reference to the Company's Form 10-QSB Report filed with the Securities and Exchange Commission on May 15, 1998.

4. Instruments defining the rights of security holders, including
Indentures  **

9. Voting Trust Agreement

 Voting Trust Agreement dated June 30, 1998 between John V. Winfield and
 The Intergroup Corporation is incorporated by reference to the Company's
 Form 10-KSB Annual Report filed with the Securities and Exchange
 Commission on September 28, 1998.

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

(b) Share of Beneficial Interest Unit Plan ("phantom stock program") as approved by the shareholders on February 11, 1985 *

(c) Employee Stock Ownership Plan and Trust Agreement ***

(d) Stock Appreciation Rights Agreement dated April 22, 1987 as approved by shareholders on August 1, 1988 ****

(e) Note and Exercise Agreement from  Mr. John V. Winfield dated May 17,
    1996 *****

(f) 1998 Stock Option Plan for Non-Employee Directors approved by the
    Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 ******

(g) 1998 Stock Option Plan for Selected Key Officers, Employees and
    Consultants approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 ******


21. Subsidiaries:

(1) Intergroup Summit Hills, Inc. (incorporated on August 12, 1993 in TX)
(2) Intergroup Mariposa, Inc. (incorporated on June 23, 1994 in TX)
(3) Intergroup Arlington Arms, Inc. (incorporated on August 5, 1993 in TX)
(4) Intergroup Woodland Village, Inc. (incorporated on August 5, 1993 in OH)
(5) Intergroup Cross Keys, Inc. (incorporated on April 1, 1994 in MO)
(6) Intergroup Bridgeton, Inc. (incorporated on May 12, 1994 in MO)
(7) Intergroup Whisperwood, Inc. (incorporated on June 20, 1994 in PA)
(8) Intergroup Eagle Creek, Inc. (incorporated on April 15, 1994 in TX)
(9) Intergroup Entertainment Corp. (incorporated on December 23, 1993 in DE)


(10) Mutual Real Estate Corp. (incorporated on March 10, 1994 in TX)
(11) WinGroup Capital (incorporated on September 21, 1994 in CA)
(12) Broadview Enterprises, Inc. (incorporated April 14, 1995 in MO)
(13) Wayward, Inc. (incorporated April 18, 1995 in MO)
(14) Golden West Entertainment, Inc. (incorporated February 15, 1990 in CA)
(15) Golden West Television Productions, Inc. (incorporated September 17, 1991 in CA)
(16) Golden West Television Productions, Inc. (incorporated March 17, 1986 in
     NY)
(17) Intergroup The Trails, Inc. (incorporated on September 14, 1994 in TX)
(18) Intergroup Meadowbrook Gardens, Inc. (incorporated on June 23, 1994 in
     NJ)
(19) Intergroup Pine Lake, Inc. (incorporated on February 9, 1996 in KY)
(20) Bellagio Capital Fund, LLC (established on June 18, 1997 in CA)
(21) Intergroup Casa Maria, Inc. (incorporated on April 3, 1997 in TX)
(22) Casa Maria Limited Partnership (established August 19, 1993 in KS)
(23) Healthy Planet Communications, Inc. (incorporated July 3, 1997 in CA)
(24) Intergroup Casa Maria, Inc. (incorporated April 3, 1997 in TX)
(25) Santa Fe Financial Corporation (incorporated July 25, 1967 in NV)
(26) Portsmouth Square, Inc. (incorporated July 6, 1967 in CA)
27. Financial Data Schedule


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

****** All Exhibits marked by six asterisks are incorporated herein by reference to the Company's Schedule 14A filed with the Securities and Exchange Commission on December 21, 1998.



                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERGROUP CORPORATION
(Registrant)

Date:  September 24, 1999

By: /s/ John V. Winfield
   ---------------------
 	John V. Winfield, Chairman of the Board;
	 President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  September 24, 1999

By: /s/ John V. Winfield
    --------------------
	   John V. Winfield, Chairman of the Board;
   	President and Chief Executive Officer


Date:  September 24, 1999

By: /s/ William J. Nance
    --------------------
	   William J. Nance, Director and Treasurer


Date:  September 24, 1999

By: /s/  Josef A. Grunwald
    ----------------------
	   Josef A. Grunwald, Director


Date:  September 24, 1999

By: /s/  Mildred Bond Roxborough
    ----------------------------
	   Mildred Bond Roxborough, Director

Date:  September 24, 1999

By: /s/  Gary N. Jacobs, Esq.
    ------------------------
	   Gary N. Jacobs, Esq., Director and Secretary

Date:  September 24, 1999

By: /s/  Dr. John C. Love
    ---------------------
   	Dr. John C. Love, Director

Date:  September 24, 1999

By: /s/  Gregory C. McPherson
    -------------------------
	   Gregory C. McPherson, Executive Vice President

Date:  September 24, 1999

By: /s/  Michael G. Zybala
    ----------------------
    Michael G. Zybala, Vice President Operations


Date:  September 24, 1999

By: /s/  David Nguyen
    -----------------
    David Nguyen, Controller

