Form 10QSB
period 1999-09-30
INTERGROUP CORP
filed 1999-11-12
CIK 69422

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

 [ ]   Transition Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the transition period from ______ to _____

Commission file number 1-10324


                          THE INTERGROUP CORPORATION
------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


     DELAWARE                                                13-3293645
-------------------------------                           ------------------
(State or Other Jurisdiction of                           (IRS Employer
 Incorporation or Organization)                            Identification No.)


                     820 Moraga Drive Los Angeles, CA 90049
------------------------------------------------------------------------------
           (Address of Principal Executive Offices, Including Area Code)


                                 (310) 889-2500
------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of October 31, 1999 was 1,986,687 shares.

Transitional Small Business Disclosure Format: YES__ NO X

                         THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB

                                                                       PAGE
PART  I.     FINANCIAL INFORMATION

Item  1.  Consolidated Financial Statements:

Consolidated Balance Sheet (unaudited)
September 30, 1999                                                       3

Consolidated Statements of Operations (unaudited)
and Comprehensive Income for Three Months Ended
September 30, 1999 and 1998                                              4

Consolidated Statements of Cash Flows (unaudited)
for Three Months Ended September 30, 1999 and 1998                       5

Notes to Consolidated Financial Statements                               6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    9

Part II. Other Information                                              12

Item 1. Legal Proceedings                                               12

Item 6. Exhibits and Reports on Form 8-K                                14

Signatures                                                              14

                          THE INTERGROUP CORPORATION
                          CONSOLIDATED BALANCE SHEET
                               (Unaudited)
September 30,                                                        1999
                                                                 -----------
ASSETS
Investment in real estate, at cost:
 Land                                                          $   9,776,000
 Buildings, improvements and equipment                            32,174,000
 Property held for sale or development                               286,000
                                                                 -----------
                                                                  42,236,000
 Less: accumulated depreciation                                  (13,159,000)
                                                                 -----------
                                                                  29,077,000

Cash and cash equivalents                                          4,082,000
Restricted cash                                                    1,489,000
Investment in marketable securities                               55,273,000
Investment in Justice Investors                                   10,575,000
Other investments                                                  2,717,000
Prepaid expenses and other assets                                  1,893,000
                                                                 -----------
          Total Assets                                         $ 105,106,000
                                                                 ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Mortgage notes payable                                          $35,837,000
 Due to securities broker                                         19,977,000
 Obligations for securities sold                                  14,459,000
 Accounts payable and other liabilities                            1,569,000
 Deferred income taxes                                             6,831,000
                                                                 -----------
          Total Liabilities                                       78,673,000
                                                                 -----------
Minority interest                                                 10,892,000
                                                                 -----------
Commitments and Contingencies

Shareholders' Equity:
 Preferred stock, $.01 par - 2,500,000 shares authorized;
  none issued                                                              -
 Common stock, $.01 par - 4,000,000 shares authorized;
  2,129,288 shares issued; 1,976,987 shares outstanding               21,000
 Common stock, class A $.01 par value, 2,500,000 authorized;
  none issued                                                              -
 Additional paid-in capital                                        8,686,000
 Retained earnings                                                 9,863,000
 Note receivable - stock options                                  (1,438,000)
 Treasury stock, at cost, 152,301 shares                          (1,591,000)
                                                                 -----------
          Total Shareholders' Equity                              15,541,000
                                                                 -----------
          Total Liabilities and Shareholders' Equity           $ 105,106,000
                                                                 ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       THE INTERGROUP CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

For the Three Months Ended September 30,                  1999           1998
                                                       ----------     ---------
Real estate operations:
 Rental revenue                                        $2,842,000   $ 3,335,000
 Rental expenses:
  Mortgage interest expense                              (632,000)     (789,000)
  Property operating expenses                          (1,219,000)   (1,669,000)
  Real estate taxes                                      (185,000)     (270,000)
  Depreciation                                           (458,000)     (529,000)
                                                       ----------    ----------
                                                          348,000        78,000
  Gain on sale of real estate                           7,628,000             -
                                                       ----------    ----------
    Income from real estate operations                  7,976,000        78,000
                                                       ----------    ----------
Investment transactions:
 Dividend and interest income                             348,000        74,000
 Net investment gains(losses)
  on marketable securities                             13,227,000      (503,000)
 Margin interest, trading and management expenses        (626,000)     (186,000)
 Equity in net income from Justice Investors            1,063,000       781,000
                                                      ------------    ---------
    Income from investment transactions                14,012,000       166,000
                                                      -----------     ---------
Other expenses:
 General and administrative expenses                     (406,000)     (394,000)
 Miscellaneous expense                                    (22,000)     ( 98,000)
                                                       -----------    ---------
    Other expenses                                       (428,000)     (492,000)
                                                       -----------    ---------
Income(loss) before provision for income taxes
 and minority interest                                 21,560,000      (248,000)
Provision for income tax (expense)benefit              (9,062,000)      338,000
                                                       ----------    ----------
Income before minority interest                        12,498,000        90,000
Minority interest                                      (1,191,000)      (89,000)
                                                       ----------    ----------
Net income                                            $11,307,000   $     1,000
                                                       ==========    ==========

Basic earnings per share                              $      5.62   $       .00
                                                       ==========    ==========
Weighted average number of shares outstanding           2,011,587     2,120,663
                                                       ==========    ==========
Diluted earnings per share                            $      5.42   $       .00
                                                       ==========    ==========
Diluted weighted average number of shares
 outstanding                                            2,086,587     2,120,663
                                                       ==========    ==========

Comprehensive income:
  Net income                                          $11,307,000    $    1,000
  Unrealized loss on securities arising
   during period                                                -    (5,002,000)
  Reclassification adjustment for holding loss
   included in net earnings                                     -       503,000
  Income tax benefit related to other
   comprehensive income                                 5,387,000     1,428,000
  Adjustment for reclassification of the
     accumulated unrealized holding gains
     prior to July 1, 1999 to current earnings        (13,467,000)            -
                                                       ----------     ---------
  Total comprehensive income(loss)                    $ 3,227,000   $(3,070,000)
                                                       ==========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                            THE INTERGROUP CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For the Three Months Ended September 30,             1999              1998
                                                 -----------        -----------

Cash flows from operating activities:
  Net income                                      $11,307,000     $     1,000
Adjustments to reconcile net income
 to cash used in operating activities:
     Depreciation of real estate                      458,000          529,000
     Other amortization                                23,000           26,000
     Gain on sale of real estate                   (7,628,000)
     Net investment (gains)losses on
      marketable securities                       (13,227,000)         503,000
     Equity in net income from Justice
      Investors                                    (1,063,000)        (781,000)
     Minority interest                              1,191,000           89,000
     Changes in assets and liabilities:
      Prepaid expenses and other assets             1,724,000         (688,000)
      Accounts payable and other liabilities       (1,854,000)          25,000
      Deferred income taxes payable                 3,336,000                -
                                                   ----------      -----------
Net cash used in operating activities              (5,733,000)        (296,000)
                                                   ----------       ----------
Cash flows from investing activities:
  Additions to buildings, improvements
   and equipment                                     (226,000)        (519,000)
  Investment in real estate                        (5,387,000)        (  8,000)
  Proceeds from sale of real estate                11,524,000                -
  Purchase of investment securities               (18,850,000)      (6,128,000)
  Proceeds from sale of investment securities      22,515,000        9,119,000
  Decrease in other investments                             -         ( 49,000)
  Distributions from Justice Investors                488,000          418,000
  Investment in Santa Fe                                    -         ( 49,000)
  Investment in Portsmouth                           (130,000)        (125,000)
                                                   ----------       ----------
Net cash provided by investing activities           9,934,000        2,659,000
                                                   ----------       ----------
Cash flows from financing activities:
  Principal payments on mortgage notes payable     (3,771,000)      (1,546,000)
  Borrowings from mortgage notes payable            2,733,000                -
  Repayment of letter of credit                    (2,000,000)               -
  (Increase)decrease in restricted cash               (30,000)          83,000
  Increase in obligations for securities sold         511,000                -
  Increase(decrease) in due to securities
   brokers                                          2,221,000       (3,273,000)
  Dividends paid to minority shareholders             (61,000)      (   63,000)
  Purchase of treasury stock                         (236,000)      (  154,000)
                                                   ----------       ----------
Net cash used in financing activities                (633,000)      (4,953,000)
                                                   ----------       ----------
Net increase(decrease) in cash and
 cash equivalents                                   3,568,000       (2,590,000)
Cash and cash equivalents at beginning of
 period                                               514,000        5,313,000
                                                   ----------      -----------
Cash and cash equivalents at end of period        $ 4,082,000     $  2,723,000
                                                   ==========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. General:

The consolidated financial statements included herein are unaudited; however, in the opinion of The InterGroup Corporation (the "Company"), the interim financial information contains all adjustments, including normal recurring adjustments, necessary to present fairly the results for the interim period. These consolidated financial statements include the accounts of the Company and its subsidiaries and should be read in conjunction with the Company's June 30, 1999 audited consolidated financial statements and notes thereto.

The Company owns 53.6% of the common stock of Santa Fe Financial Corporation ("Santa Fe"), a public company (Nasdaq SmallCap: SFEF) and has the power to vote 57.4% of the voting shares of Santa Fe due to the voting trust agreement with the Company's Chairman, which gives the Company the power to vote his shares of Santa Fe's common stock. Santa Fe's revenue is primarily generated through its 68.1% interest in Portsmouth Square, Inc. ("PSI"), which derives its revenue primarily through its 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land, improvements and leasehold known as the Holiday Inn Financial District/Chinatown, a 566-room hotel in San Francisco, California.

Certain reclassifications have been made to the financial statements as of September 30, 1998 and for the three months then ended to conform with the current quarter presentation.

2. Marketable Securities:

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. In recent months, the Company has increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. This has resulted in portions of the Company's investments in marketable securities being classified as "trading" as defined by generally accepted accounting principles. After consultation with the Investment Committee of the Board of Directors, management has determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with Company's overall investment objectives and activities. As a result, beginning with its first quarter ended September 30, 1999, all unrealized gains and losses on the Company's investment portfolio will be recorded through the statement of operations. For the three months ended September 30, 1999, the Company recognized a net unrealized gain of $13,467,000 related to the reclassification of all available-for-sale securities to trading securities.


3. Investment in Real Estate

In December 1998, the Company entered into a contract to sell the 22.4 acres of land located in St. Louis, Missouri for $5,450,000. The sale was completed in September 1999 and the Company realized a gain of approximately $3,329,000.
The Company received net proceeds of $3,185,000 after the repayment of a $2,000,000 letter of credit. In October 1999, the Company completed the purchase of a 14-unit multi-family apartment complex for $2,150,000 in connection with a 1031 tax-deferred exchange. Additionally, in September 1999, the Company entered into a contract to purchase a 9-unit multi-family apartment complex for $1,675,000 in connection with another 1031 tax-deferred exchange. This purchase was completed in November 1999. Both properties are located in Los Angeles, California.

In April 1999, the Company entered into a contract to sell the two-story, 150-unit apartment complex located in Middletown, Ohio for $3,425,000. The sale was completed in July 1999 and the Company realized a gain of approximately $2,374,000. The Company received net proceeds of $815,000 after the repayment of the underlying mortgage of $2,440,000. Net proceeds of $815,000 are being held in escrow pending a 1031 tax-deferred exchange. In August 1999, the Company entered into a contract to purchase a 190-unit multi-family apartment complex located in Austin, Texas for $4,150,000 in connection with the 1031 tax-deferred exchange. The purchase is expected to close in November 1999.

In April 1999, the Company entered into a contract to sell the three-story, 100-unit apartment complex located in Cincinnati, Ohio for $3,125,000. The sale was completed in July 1999 and the Company realized a gain of approximately $2,130,000. The Company received net proceeds of $1,736,000 after the repayment of the underlying mortgage of $1,216,000. In July 1999, the Company entered into a contract to purchase a 27-unit multi-family apartment complex located in Los Angeles, California for $4,075,000 in connection with the 1031 tax-deferred exchange. The purchase was completed in September 1999.

In June 1999, the Company entered into a contract to purchase a 12-unit multi-family apartment complex located in Los Angeles, California for $1,305,000. The purchase was completed in July 1999.


4. Investment in Justice Investors:

The consolidated accounts include a 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land, improvements and leasehold known as the Financial District Holiday Inn, a 566-room hotel in San Francisco, California. Portsmouth is both a limited and general partner in Justice and records its investment in Justice on the equity basis.


Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

                                                      September 30, 1999
                                                      ------------------
Assets
Total current assets                                      $1,927,830
Property, plant and equipment, net of
  accumulated depreciation of $11,280,079                  5,295,603
Loan fees and deferred lease costs,
  net of accumulated amortization of $140,065                170,348
                                                           ---------
                                                          $7,393,781
                                                           =========

Liabilities and partners' capital
Total current liabilities                                 $   50,810
Partners' capital                                          7,342,971
Total liabilities and                                      ---------
  partners' capital                                       $7,393,781
                                                           =========

                                 JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


For the three months ended September 30,         1999           1998
                                           ----------     ----------
Revenues                                   $2,344,000     $1,802,000
Costs and expenses                           (210,000)      (233,000)
                                            ---------      ---------
Net income                                 $2,134,000     $1,569,000
                                            =========      =========


5. Commitments and Contingencies:

On February 22, 1995, the Company was named as a defendant in a shareholders' derivative suit filed against Santa Fe and certain directors of Santa Fe, arising out of the Company's investment in Santa Fe. On December 31, 1996, a final judgment was entered in favor of the Company. On June 9, 1997, the Company was awarded $296,000 in attorneys' fees and costs as a prevailing party in that litigation. That award was made effective as of April 25, 1997 and bears interest at the statutory rate of 10%. That judgment and the award of attorneys' fees were appealed. On August 27, 1999, the Court of Appeal filed its opinion affirming the judgment and award of attorneys' fees and costs in favor of InterGroup. On September 13, 1999, plaintiffs filed a Petition for Rehearing of that appeal which was denied. On October 6, 1999, plaintiffs filed a Petition for Review with the California Supreme Court only of the award of attorneys' fees and costs. That Petition is currently pending.
Oral argument on the appeal of an award of attorneys' fees and costs in favor of the director defendants and Santa Fe in the amount of $936,000, plus interest, is scheduled for November 10, 1999.

The Company is a defendant or co-defendant in various other legal actions involving various claims incident to the conduct of its business. Most of these claims are covered by insurance. Management does not anticipate the Company to suffer any material liability by reason of such actions.


6. Related Party Transactions

The Company's President and Chief Executive Officer, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer of Portsmouth and Santa Fe and directs the investment activity of those companies. Effective April 1, 1998, an employee of InterGroup was assigned to manage the portfolios of Santa Fe and Portsmouth in consultation with Mr. Winfield. Santa Fe and Portsmouth reimburse InterGroup for an allocated portion of the compensation and benefits of such employee. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and Portsmouth may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Portsmouth and Santa Fe, at risk in connection with investment decisions made on behalf of the Company. All of the Company's Directors serve as directors of Santa Fe and all three of the Company's Directors serve on the Board of Portsmouth.

7. Earnings per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of commons shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. Included in the diluted weighted average number of common shares outstanding as of September 30, 1999 are 75,000 stock options.

8.	Subsequent Event

In September 1999, the Company entered into a contract to purchase a 14-unit multi-family apartment complex located in Los Angeles, California for $2,150,000 in connection with a 1031 tax-deferred exchange. The purchase was completed in October 1999.

In August 1999, the Company entered into a contract to purchase a 190-unit multi-family apartment complex located in Austin, Texas for $4,150,000 in connection with a 1031 tax-deferred exchange. The purchase is expected to close in November 1999.

In September 1999, the Company entered into a contract to purchase a 9-unit multi-family apartment complex located in Los Angeles, California for $1,675,000 in connection with a 1031 tax-deferred exchange. The purchase completed in November 1999.


Item 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The discussion below and elsewhere in this report includes forward-looking statements about the future business results and activities of the Company, which, by their very nature, involve a number of risks and uncertainties.
When used in this discussion, the words "estimate", "project", "anticipate" and similar expressions, are subject to certain risks and uncertainties, such as changes in general economic conditions, local real estate markets, and competition, as well as uncertainties relating to uninsured losses, securities markets, and litigation, including those discussed below and in the Company's Form 10-KSB for the fiscal year ended June 30, 1999, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements.
The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

Income from real estate operations for the three months ended
September 30, 1999 was $7,976,000 compared to $78,000 for the three months ended September 30, 1998. That increase was primarily attributable to the sale of three real estate properties located in St. Louis, Missouri, Middletown, Ohio and Cincinnati, Ohio, respectively, for a cumulative net gain of $7,628,000. The decrease in the rental revenue to $2,842,000 from $3,335,000 and the decrease in rental expense to $2,494,000 from $3,257,000 is primarily due to the sales of the three properties in the quarter ended
September 30, 1999 and the sale of two properties located in Harrisburg, Pennsylvania and San Antonio, Texas, in October 1998 and April 1999, respectively.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. In recent months, the Company has increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. After consultation with the Investment Committee of the Board of Directors, management has determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with Company's overall investment objectives and activities. As a result, beginning with its first quarter ended September 30, 1999, all unrealized gains and losses on the Company's investment portfolio will be recorded through the statement of operations.

For the three months ended September 30, 1999, the Company recognized a net unrealized gain of $13,467,000 related to the reclassification of all available-for-sale securities to trading securities. The increase in net gains from marketable securities to $13,227,000 compared to the net loss of $503,000 is primarily due to the reclassification discussed above. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of gains or losses on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The increase in dividend income to $348,000 from $74,000 reflects management's efforts to reposition the Company's investment portfolio. Margin interest, trading and management expenses increased to $626,000 from $186,000 primarily due to an increase in margin interest expense and trading expenses as a result of an increase in the size of the Company's portfolio.

The increase in partnership income to $1,063,000 from $781,000 was primarily attributable to an increase in hotel rental and garage rental income and a decrease in partnership operating expenses.

Minority interest increased to $1,191,000 from $89,000 due to significantly greater income generated by Santa Fe. For the three months ended September 30, 1999, Santa Fe had net income of $2,285,375 compared to a net loss of $68,000 for the three months ended September 30, 1998. The increase in net income from Santa Fe is primarily due to the recognition of a net unrealized gain of $4,114,000 related to the reclassification of all available-for-sale securities to trading securities.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. The Company used net cash flow of $5,733,000 in operating activities, generated net cash flow of $9,934,000 from investing activities and used net cash flow of $633,000 in financing activities during the three months ended September 30, 1999.

During the three months ended September 30, 1999, the Company received net proceeds from the sale of real estate of $5,736,000 after the repayment of mortgage notes of $3,656,000 and the $2,000,000 letter of credit. A portion of the net proceeds was used to purchase a 27-unit multi-family apartment complex located in Los Angeles, California for $4,075,000 in connection with the 1031 tax-deferred exchange. Additional net proceeds of $3,147,000 are being held in escrow pending three 1031 tax-deferred exchanges. In September 1999, the Company entered into contracts to purchase a 14-unit multi-family apartment complex for $2,150,000 and a 9-unit multi-family apartment complex for $1,675,000 in connection with the 1031 tax-deferred exchanges. The purchase of the 14-unit apartment complex was completed in October 1999 and the purchase of the 9-unit apartment complex is expected to close in November 1999. Both properties are located in Los Angeles, California. Additionally, in August 1999, the Company entered into a contract to purchase a 190-unit multi-family apartment complex located in Austin, Texas for $4,150,000 in connection with the 1031 tax-deferred exchange. The purchase is expected to be completed in November 1999.

In June 1999, the Company entered into a contract to purchase a 12-unit multi-family apartment complex located in Los Angeles, California for $1,305,000. The purchase was completed in July 1999.

During the three months ended September 30, 1999, the Company made property improvements in the aggregate amount of $226,000. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

Marketable securities increased $1,526,000 during the three months ended September 30, 1999. The increase was primarily financed through the use of margin and proceeds received from the writing of options.

The Company's outstanding indebtedness represents mortgages on real estate, which amounted to $35,837,000 as of September 30, 1999. During the year, the Company paid-off two mortgages aggregating $3,661,000 related to the sale of two Ohio properties. The Company also borrowed $2,733,000 related to the purchase of two new real estate properties. Management will pursue refinancing activities as considered necessary or when deemed economically favorable to the Company.

On January 13, 1998 the Company's Board of Directors approved the repurchase, from time to time, of up to 150,000 shares of its Common Stock. Such repurchases, together with previously authorized repurchases of up to 72,000 shares which remain under a prior repurchase program, may be made at the discretion of management and depending upon market conditions. During the three months ended September 30, 1999, the Company acquired 19,900 shares of its Common Stock for $236,000.

At September 30, 1999, the Company's had current assets of $62,737,000, which consists of cash, marketable securities, prepaid expenses and other assets. The Company remains liquid and management believes that its capital resources are currently adequate to meet its short and long-term obligations.

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

Based on discussions with its outside consultants, service providers and software and hardware vendors, the Company has determined that its systems, both information technology and non-information technology, are not reasonably likely to be impacted by Y2K and the Company anticipates that it will be Y2K compliant by November 15, 1999.



                          PART II.   OTHER INFORMATION


Item 1. Legal Proceedings.

The following is furnished to update information previously reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

Guinness Peat Group plc, et al. v. Robert N. Gould, et al., Case No. 685760, filed on February 22, 1995 in the Superior Court of the State of California for the County of San Diego. As previously reported, the trial court entered summary judgment in favor of the Company on December 31, 1996. That summary judgment, including a subsequent award of attorneys' fees and costs in favor of the Company in the amount of $296,000, plus interest at the statutory rate of 10%, was appealed by plaintiffs. On August 27, 1999, the Court of Appeal, Fourth Appellate District Division One of the Sate of California filed its opinion affirming the summary judgment and award of attorneys' fees and costs in favor of InterGroup. On September 13, 1999, plaintiffs filed a Petition for Rehearing of that appeal which was denied. On October 6, 1999, plaintiffs filed a Petition for Review with the California Supreme Court only of the award of attorneys' fees and costs. That Petition is currently pending. Oral argument on the appeal of the award of attorneys' fees and costs in favor of the director defendants and Santa Fe in the amount of $936,000, plus interest, is scheduled for November 10, 1999.

Howard A. Jaffe v. The InterGroup Corporation, et al., Case No. BC188323, filed on March 28, 1998 in the Los Angeles County Superior Court. As previously reported, plaintiff filed an appeal from an order denying his motion to disqualify the law firm representing the Company and its Chairman and President. The filing of that appeal resulted in a stay of all trial court proceedings in that wrongful termination action. Oral argument on that appeal has been scheduled for November 23, 1999.

7709 Lankershim Ltd. v. Carreon Villa Apartments I, et al., Riverside County Superior Court Case No. 088325 was filed on March 27, 1996 against the Company and others. Mediation has been scheduled for December 14, 1999 and February 17, 2000 in that construction defect action. The Company continues in its efforts to secure insurance coverage for all or part of the defense of this action and for all or part of any liability that may be imposed on the Company.

Woodlake Management, Inc., et al. v. Intergroup Whisperwood, Inc. et al., Pennsylvania Court of Common Pleas, Philadelphia County, Case No. 001642. As previously reported, on June 16, 1999, a complaint was filed against the Company's wholly-owned subsidiary Intergroup Whisperwood, Inc. ("Whisperwood") and the Company's former property manager, Pinnacle Realty Management Company ("Pinnacle") alleging breach of contract, misrepresentation and fraud in connection with the sale of the Whisperwood Apartments. The complaint prays for an award of compensatory, consequential and special damages in excess of $50,000, punitive damages and an award of costs and attorneys' fees. Whisperwood's preliminary objections to the complaint seeking dismissal of the action were denied in October 1999. Whisperwood has requested indemnification from its former third-party property management company respecting this action. Since the case is in its very early stages, it is not possible to predict the outcome of this action at this time.

Wayne Prosser, Matthew Prosser and Rodney John Young v. Intergroup Cross Keys, Inc., The InterGroup Corporation and Pinnacle Realty Management Company, State of Missouri Department of Labor and Industrial Relations, Division of Workers' Compensation, Claims Nos. 98-036816, 98-171801 and 98-171806. In April 1999,
three Workers' Compensation claims were filed with the Missouri Department of Labor and Industrial Relations for injuries suffered by claimants while performing work at the Cross Keys Apartments owned by the Company's wholly-owned subsidiary, Intergroup Cross Keys, Inc. ("Cross-Keys"). Also named as a defendant in that action is the Company's former property manager, Pinnacle. Claimants allege that they have suffered permanent and total disability as a result of receiving electrical shock from coming in contact with power lines on the property. On September 22, 1999, the Company's Workers' Compensation carrier accepted the Company's tender of defense respecting those claims, but denied coverage respecting Cross-Keys. The Company will continue to vigorously defend these claims and take all actions necessary to insure that these claims are covered by insurance.

As previously reported, claimants have also filed a separate civil action against Union Electric in the Circuit Court of St. Louis, Missouri as Case No. 98-209048. To date, InterGroup, Cross Keys and Pinnacle have not been named in that action. If named as defendants, InterGroup and Cross Keys believe that they have sufficient liability insurance to cover such claims.

The Company is a defendant or co-defendant in various other legal actions involving various claims incident to the conduct of its business. Most of these claims are covered by insurance. Management does not anticipate the Company to suffer any material liability by reason of such actions.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits - Exhibit No. 27, Financial Data Schedule

(b) Form 8-K - There were no Form 8-K filings during the quarter ended September 30, 1999.


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 THE INTERGROUP CORPORATION
                                                       (Registrant)

Date: November 2, 1999                        by /s/   John V. Winfield
                                                 ----------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: November 2, 1999                       by /s/   Gregory C. McPherson
                                                -----------------------------
                                                Gregory C. McPherson, Executive
                                                Vice President and Assistant
                                                Treasurer


Date: November 2, 1999                       by /s/   Michael G. Zybala
                                                -----------------------------
                                                Michael G. Zybala
                                                Vice President Operations and
                                                Assistant Secretary


Date: November 2, 1999                       by /s/   David Nguyen
                                                -----------------------------
                                                 David Nguyen, Controller
                                                (Principal Accounting Officer)