Form 10QSB
period 1999-12-31
INTERGROUP CORP
filed 2000-02-11
CIK 69422

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended December 31, 1999

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


                     820 Moraga Drive Los Angeles, CA 90049
------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (310) 889-2500
------------------------------------------------------------------------------
                 (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of February 8, 2000 was 1,969,087 shares.

Transitional Small Business Disclosure Format: Yes   No  X

                         THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB



PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

Consolidated Balance Sheet (unaudited)
As of December 31, 1999                                                 3

Consolidated Statements of Operations (unaudited)
Three Months Ended December 31, 1999 and 1998                           4

Consolidated Statements of Operations (unaudited)
Six Months Ended December 31, 1999 and 1998                             5

Consolidated Statements of Cash Flows (unaudited)
Six Months Ended December 31, 1999 and 1998                             6

Notes to Consolidated Financial Statements                              7


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   9


Part II. OTHER INFORMATION                                             13

Item 1. Legal Proceedings                                              13
Item 4. Submission of Matters to a Vote of Security Holders            13
Item 6. Exhibits and Reports on Form 8-K                               14

Signatures                                                             14

                          THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
As of December 31,                                                   1999
                                                                   ---------
Assets
Investment in real estate, at cost:
  Land                                                           $ 11,763,000
  Buildings, improvements and equipment                            38,389,000
  Property held for sale or development                               310,000
                                                                  -----------
                                                                   50,462,000
Less:  accumulated depreciation                                   (13,640,000)
                                                                  -----------
                                                                   36,822,000
Cash and cash equivalents                                           1,606,000
Restricted cash                                                     1,237,000
Investment in marketable securities                                75,848,000
Investment in Justice Investors                                    10,035,000
Other investments                                                   2,815,000
Rent and other receivables                                            390,000
Prepaid expenses and other assets                                   1,415,000
                                                                  -----------
   Total assets                                                  $130,168,000
                                                                  ===========
Liabilities and Shareholders' Equity
Liabilities:
 Mortgage notes payable                                          $ 41,029,000
 Obligation for securities sold                                    15,381,000
 Due to securities broker                                          36,581,000
 Accounts payable and accrued expenses                              2,396,000
 Deferred income taxes                                              6,512,000
                                                                  -----------
   Total liabilities                                              101,899,000
                                                                  -----------
Minority interest                                                  12,691,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares authorized;
    none issued                                                            -
  Common stock, $.01 par value, 4,000,000 shares authorized;
    2,129,288 issued, 1,981,687 outstanding                            21,000
  Common stock, class A $.01 par value, 2,500,000 authorized;
    none issued                                                            -
    Additional paid-in capital                                      8,686,000
  Retained earnings                                                10,154,000
  Note receivable - stock options                                 ( 1,438,000)
  Treasury stock, at cost, 147,601 shares                         ( 1,845,000)
                                                                  -----------
Total shareholders' equity                                         15,578,000
                                                                  -----------
Total liabilities & shareholders' equity                         $130,168,000
                                                                  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the Three Months ended December 31,              1999           1998
                                                   --------       --------
Real estate operations:
Rental income                                    $ 2,957,000   $ 3,191,000
Rental expenses:
 Mortgage interest expense                          (676,000)     (743,000)
 Property operating expenses                      (1,344,000)   (1,554,000)
 Real estate taxes                                  (219,000)     (161,000)
 Depreciation                                       (478,000)     (519,000)
                                                  ----------      ---------
                                                     240,000        214,000
Gain on sale of real estate                                -      2,266,000
                                                  ----------      ---------
  Income from real estate operations                 240,000      2,480,000
                                                  ----------      ---------
Investment transactions:
Dividend and interest income                         590,000        156,000
Net investment losses                             (  145,000)    (2,350,000)
Margin interest, trading & management expenses    (  812,000)    (  285,000)
Equity in net income of Justice Investors            871,000        787,000
                                                  ----------     ----------
  Income(loss) from investment transactions          504,000     (1,692,000)
                                                  ----------     ----------
Other income(expense):
General and administrative expenses               (  384,000)    (  472,000)
Miscellaneous income                               1,068,000         83,000
                                                  ----------     ----------
  Other income(expense)                              684,000     (  389,000)
                                                  ----------     ----------
Income before provision for income taxes
 and minority interest                             1,428,000        399,000
Provision for income taxes                          (574,000)    (  395,000)
                                                  ----------      ---------
Income before minority interest                      854,000          4,000
Minority interest                                  ( 563,000)    (   53,000)
                                                  ----------      ---------
Income(loss) before extraordinary item               291,000     (   49,000)
Extraordinary loss due to early extinguishment
 of debt less applicable income tax benefit
 of $199,000 for December 31, 1998                         -     (  298,000)
                                                  ----------     ----------
Net income(loss)                                 $   291,000    $(  347,000)
                                                  ==========     ==========
Basic earnings(loss) per share                   $       .15    $(      .17)
                                                  ==========     ==========
Weighted average number of shares outstanding      1,988,550      2,106,988
                                                  ==========     ==========
Diluted earnings(loss) per share                 $       .14    $(      .17)
                                                  ==========     ==========
Diluted weighted average number of shares
 outstanding                                       2,094,419      2,106,988
                                                  ==========     ==========
Comprehensive Income:
  Net income(loss)                               $   291,000     $( 347,000)
  Unrealized loss on securities arising
   during period                                           -     (1,525,000)
  Reclassification adjustment for holding loss
   included in net earnings                                -      2,350,000
  Income tax benefit related to other
   comprehensive income                                    -        436,000
                                                  ----------      ---------
  Total comprehensive income                      $  291,000    $   914,000
                                                  ==========      =========


The accompanying notes are an integral part of the consolidated financial statements.

                        THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the Six Months ended December 31,                 1999           1998
                                                    --------       --------
Real estate operations:
Rental income                                    $ 5,799,000    $ 6,526,000
Rental expenses:
 Mortgage interest expense                        (1,308,000)    (1,532,000)
 Property operating expenses                      (2,563,000)    (3,224,000)
 Real estate taxes                                  (404,000)      (431,000)
 Depreciation                                       (936,000)    (1,048,000)
                                                  ----------     ----------
                                                     588,000        291,000
Gain on sale of real estate                        7,628,000      2,266,000
                                                  ----------     ----------
  Income from real estate operations               8,216,000      2,557,000
                                                  ----------     ----------
Investment transactions:
Dividend and interest income                         938,000        231,000
Net investment gains (losses)                     13,082,000     (2,853,000)
Margin interest, trading & management expenses   ( 1,438,000)    (  471,000)
Equity in net income from Justice Investors        1,934,000      1,568,000
                                                  ----------     ----------
  Income(loss) from investment transactions       14,516,000     (1,525,000)
                                                  ----------     ----------
Other income(expense):
General and administrative expenses               (  790,000)    (  866,000)
Miscellaneous income (expense)                     1,046,000        (15,000)
                                                  ----------     ----------
  Other income(expense)                              256,000     (  881,000)
                                                  ----------     ----------
Income before provision for income taxes
 and minority interest                            22,988,000        151,000
Provision for income taxes                       ( 9,636,000)    (   58,000)
                                                  ----------     ----------
Income before minority interest                   13,352,000         93,000
Minority interest                                ( 1,754,000)    (  142,000)
                                                  ----------     ----------
Income(loss) before extraordinary item            11,598,000     (   49,000)
Extraordinary loss due to early extinguishment
 of debt less applicable income tax
 benefit of $199,000 for
 December 31, 1998                                         -     (  298,000)
                                                  ----------     ----------
Net income(loss)                                 $11,598,000    $(  347,000)
                                                  ==========     ==========
Basic earnings(loss) per share                   $      5.80    $      (.16)
                                                  ==========     ==========
Weighted average number of shares outstanding      2,000,006      2,108,950
                                                  ==========     ==========
Diluted earnings(loss) per share                 $      5.51    $      (.16)
                                                  ==========     ==========
Diluted weighted average number of shares
 outstanding                                       2,104,050      2,108,950
                                                  ==========     ==========
Comprehensive Income:
  Net income(loss)                               $11,598,000     $( 347,000)
  Unrealized loss on securities arising
   during period                                           -     (6,527,000)
  Reclassification adjustment for holding loss
   included in net earnings                                -      2,853,000
  Income tax benefit related to other
   comprehensive income                            5,387,000      1,865,000
  Adjustment for reclassification of the
     accumulated unrealized holding gains
     prior to July 1, 1999 to current earnings   (13,467,000)             -
                                                  ----------      ---------
  Total comprehensive income(loss)               $ 3,518,000    $(2,156,000)
                                                  ==========      =========

The accompanying notes are an integral part of the consolidated financial statements.


                       THE INTEGROUP CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

For the Six Months Ended December 31,               1999              1998
                                                -------------    ------------
Cash flows from operating activities:
  Net income(loss)                              $  11,598,000    $   (347,000)
  Adjustments to reconcile net income
   (loss) to cash used in operating
    activities:
     Depreciation of real estate                      936,000       1,048,000
     Gain on sale of real estate                  ( 7,628,000)    ( 2,266,000)
     Equity in net income from Justice
      Investors                                   ( 1,934,000)    ( 1,568,000)
     Loss(gain) on investments                    (13,082,000)      2,853,000
     Minority interest                              1,754,000         142,000
     Changes in assets and liabilities:
      Prepaid expenses and other assets             1,835,000     (   830,000)
      Accounts payable and other liabilities      ( 1,030,000)    (   530,000)
      Income taxes payable                          3,017,000          93,000
                                                 ------------    ------------
Net cash used in operating activities             ( 4,534,000)    ( 1,405,000)
                                                 ------------    ------------
Cash flows from investing activities:
  Additions to buildings, improvements
   and equipment                                  (   446,000)    ( 1,023,000)
  Investment in real estate                       (13,418,000)              -
  Proceeds from sale of real estate                11,524,000       3,547,000
  Increase in other investments                             -     (    61,000)
  Distributions from Justice Investors              2,998,000       1,673,000
  Purchase of investment securities               (52,369,000)    (42,580,000)
  Proceeds from sale of investment securities      35,386,000      16,861,000
  Investment in Santa Fe stock                              -     (   314,000)
  Investment in Portsmouth stock                  (   130,000)    (   165,000)
                                                   ----------      ----------
Net cash used in investing activities             (16,455,000)    (22,062,000)
                                                   ----------      ----------
Cash flows from financing activities:
  Principal payments on mortgage notes payable    ( 3,887,000)    ( 4,172,000)
  Borrowings from mortgage notes payable            8,041,000       3,274,000
  Increase(decrease) in line of credit             (2,000,000)      2,000,000
  Increase in restricted cash                         222,000         495,000
  Increase in obligations for securities sold       1,433,000       2,497,000
  Increase in due to securities brokers            18,825,000      16,348,000
  Dividends paid to minority shareholders         (    63,000)    (    63,000)
  Purchase of treasury stock                      (   490,000)    (   295,000)
                                                   ----------      ----------
Net cash provided by financing activities          22,081,000      20,084,000
                                                   ----------      ----------
Net increase(decrease) in cash and cash
  equivalents                                       1,092,000     ( 3,383,000)
Cash and cash equivalents at beginning of
 period                                               514,000       5,313,000
                                                   ----------     -----------
Cash and cash equivalents at end of period       $  1,606,000     $ 1,930,000
                                                   ==========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

For the six months ended December 31, 1999

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

The Company owns approximately 52% of the common stock of Santa Fe Financial Corporation ("Santa Fe"), a public company (Nasdaq SmallCap: SFEF). Santa Fe's revenue is primarily generated through its 68.1% interest in Portsmouth Square, Inc. ("PSI"), which derives its revenue primarily through its 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land, improvements and leaseholds known as the Holiday Inn Financial District/Chinatown, a 566-room hotel in San Francisco, California.

Certain reclassifications have been made to the financial statements as of December 31, 1998 and for the three and six months then ended to conform with the current quarter presentation.

2. Investment in Real Estate

In November 1999, the Company completed the purchase of a 190-unit multi-family apartment complex located in Austin, Texas for $4,150,000 in a 1031 tax-deferred exchange with the Middleton, Ohio property, which was sold in July 1999.

In November 1999, the Company completed the purchase of the 14-unit and 9-unit multi-family apartment complexes located in Los Angeles, California for $1,675,000 and $2,150,000, respectively. The purchases were performed to complete the 1031 tax-deferred exchange with the 22.4 acres of unimproved land located St. Louis, Missouri which was sold in September 1999.

3. Marketable Securities:

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. In recent months, the Company has increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. This has resulted in portions of the Company's investments in marketable securities being classified as "trading" as defined by generally accepted accounting principles. After consultation with the Investment Committee of the Board of Directors, management has determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with the Company's overall investment objectives and activities. As a result, beginning July 1, 1999, all unrealized gains and losses on the Company's investment portfolio will be recorded through the statement of operations. For the six months ended
December 31, 1999, the Company recognized a net unrealized gain of $13,467,000 relating to the reclassification of all available-for-sale securities to trading securities.

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

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

                                                      December 31, 1999
                                                      ------------------
Assets
Total current assets                                      $2,219,000
Property, plant and equipment, net of
  accumulated depreciation of $11,369,000                  5,202,000
Loan fees and deferred lease costs,
  net of accumulated amortization of $147,000                163,000
                                                           ---------
Total assets                                              $7,584,000
                                                           =========

Liabilities and partners' capital
Total current liabilities                                 $  261,000
Notes payable                                              1,591,000
Partners' capital                                          5,732,000
                                                           ---------
Total liabilities and
 partners' capital                                        $7,584,000
                                                           =========


                                 JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


For the six months ended December 31,         1999           1998
                                           ----------     ----------
Revenues                                   $4,291,000     $3,607,000
Costs and expenses                           (408,000)      (459,000)
                                            ---------      ---------
Net income                                 $3,883,000     $3,148,000
                                            =========      =========

5. Commitments and Contingencies:

On February 22, 1995, the Company was named as a defendant in a shareholders' derivative suit filed against Santa Fe and certain directors of Santa Fe, arising out of the Company's investment in Santa Fe. On December 31, 1996, a final judgment was entered in favor of the Company. On June 9, 1997, the Company was awarded $296,000 in attorneys' fees and costs as a prevailing party in that litigation. That award was made effective as of April 25, 1997 and bears interest at the statutory rate of 10%. On December 15, 1999, the California Supreme Court entered an order denying review of the Court of Appeal's Opinion affirming the award of attorneys' fees in favor of the Company. That judgment is now final and the Company is now in a position to make further application to the trial court for an award of attorneys' fees and costs expended in its successful defense of that judgment on appeal. On January 21, 2000, the Court of Appeal also affirmed an award of attorneys' fees and costs in favor of the director defendants and Santa Fe in the amount of $936,000, plus interest. It is not known at this time whether plaintiffs will seek further appellate review of that decision. The Company will record the award when received.

The Company is a defendant or co-defendant in various other legal actions involving various claims incident to the conduct of its business. Most of these claims are covered by insurance. Management does not anticipate the Company to suffer any material liability by reason of such actions.

6. Related Party Transactions:

The Company's President and Chief Executive Officer, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer of Santa Fe and Portsmouth and directs the investment activity of those companies. Effective April 1, 1998, an employee of InterGroup was assigned to manage the portfolios of Santa Fe and Portsmouth in consultation with Mr. Winfield. Santa Fe and Portsmouth reimburse InterGroup for an allocated portion of the compensation and benefits of such employee. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and Portsmouth may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Portsmouth and Santa Fe, at risk in connection with investment decisions made on behalf of the Company. Three of the Company's Directors serve as directors of Santa Fe and four of the Company's Directors serve on the Board of Portsmouth.

7.	Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of commons shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. Included in the diluted weighted average number of common shares outstanding as of December 31, 1999 are 105,858 stock options.


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

RESULTS OF OPERATIONS

For the three months ended December 31, 1999 compared to December 31, 1998

Income from real estate operations was $240,000 for the three months ended December 31, 1999 as compared to $2,480,000 for the three months ended December 31, 1998. The difference was primarily the result of a gain on sale of real estate of $2,266,000 in the three months ended December 31, 1998, while no sales of real estate occurred in the three months ended December 31, 1999. The decrease in rental revenue to $2,957,000 from $3,191,000 and the decrease in rental expense to $2,717,000 from $2,977,000 for the period was due to the sale of three properties in the quarter ended September 30, 1999, partially offset by the purchase of significantly smaller properties in Los Angeles, California and a property in Austin, Texas during the last two quarters. In November 1999, the Company completed the purchase of the 14-unit and 9-unit multi-family apartment complexes located in Los Angeles, California for $1,675,000 and $2,150,000, respectively. The purchases were performed to complete the 1031 tax-deferred exchange with the 22.4 acres of unimproved land located St. Louis, Missouri which was sold in September 1999. In November 1999, the Company completed the purchase of a 190-unit multi-family apartment complex located in Austin, Texas for $4,150,000 in a 1031 tax-deferred exchange with the Middleton, Ohio property, which was sold in July 1999. Property operating expenses also decreased due the reduction of management costs as a result of managing the properties in-house.

Beginning July 1, 1999, all investment securities are classified as "trading" as defined by generally accepted accounting principles with all unrealized gains and losses on the Company's investment portfolio recorded through the statement of operations. For the three months ended December 31, 1999, the Company had net investment losses of $145,000 compared with net investment losses of $2,350,000 for the three months ended December 31, 1998. Net investment losses were offset by the increase in dividend and interest income to $348,000 from $74,000 for the period. The reduction in investment losses is primarily due to the reclassification of all available-for-sale securities to trading securities. Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of gains or losses on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The increase in dividend and interest income to $590,000 from $156,000 reflects management's efforts to reposition the Company's investment portfolio. Margin interest, trading and management expenses increased to $812,000 from $285,000 primarily due to an increase in margin interest expense and trading expenses as a result of an increase in the size of the Company's portfolio.

The increase in partnership income to $871,000 from $787,000 was primarily attributable to an increase in hotel rental and garage rental income and a decrease in partnership operating expenses.

General and administrative expenses decreased to $384,000 from $472,000 due to the consolidation of certain accounting and administrative functions of Santa Fe and Portsmouth to the Los Angeles, California offices of the Company.

Miscellaneous income increased to $1,068,000 from $83,000 primarily due to a $1,000,000 settlement received in December 1999 related to a disputed claim pertaining to certain royalty rights held by a wholly owned subsidiary of the Company.

The provision for income taxes increased to $574,000 from $395,000 for the period due to the increase in income.

Minority interest increased to $563,000 from $53,000 due to significantly greater income generated by Santa Fe.

For the six months ended December 31, 1999 compared to December 31, 1998

Income from real estate operations for the six months ended December 31, 1999 was $8,216,000 compared to $2,557,000 for the six months ended December 31, 1998. That increase was primarily attributable to the sale of three properties located in St. Louis, Missouri, Middletown, Ohio and Cincinnati, Ohio, respectively, for a cumulative net gain of $7,628,000. The decrease in the rental revenue to $5,799,000 from $6,526,000 and the decrease in rental expense to $5,211,000 from $6,235,000 was primarily due to the sales of the three properties in the quarter ended September 30, 1999 and the sale of two properties located in Harrisburg, Pennsylvania and San Antonio, Texas, in October 1998 and April 1999. The decrease in rental expenses was partially offset by the acquisition of four significantly smaller apartment complexes located in Los Angeles, California and an apartment complex located in Austin Texas during the last two quarters. Property operating expenses also decreased due to the reduction of management costs as a result of managing the properties in-house.

Beginning July 1, 1999, all investment securities are classified as "trading" as defined by generally accepted accounting principles with all unrealized gains and losses on the Company's investment portfolio recorded through the statement of operations. For the six months ended December 31, 1999, the Company recognized a net unrealized gain of $13,467,000 relating to the reclassification of all available-for-sale securities to trading securities. The increase in net gains from marketable securities to $13,082,000 compared to the net loss of $2,853,000 is primarily due to the reclassification discussed above. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of gains or losses on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The increase in dividend and interest income to $938,000 from $231,000 reflects management's efforts to reposition the Company's investment portfolio. Margin interest, trading and management expenses increased to $1,438,000 from $471,000 primarily due to an increase in margin interest expense and trading expenses as a result of an increase in the size of the Company's portfolio.

The increase in partnership income to $1,934,000 from $1,568,000 was primarily attributable to an increase in hotel rental and garage rental income and a decrease in partnership operating expenses.
Miscellaneous income/expense changed to income of $256,000 from an expense of $881,000 primarily due to a $1,000,000 settlement received in December 1999 related to a disputed claim pertaining to certain royalty rights held by a wholly owned subsidiary of the Company.

The provision for income taxes increased to $9,636,000 from $48,000 primarily due to the significant increase in the gain on sale of real estate to $8,216,000 from $2,557,000 and the increase income from investment transactions to $14,516,000 from $1,525,000.

Minority interest increased to $1,754,000 from $142,000 due to significantly greater income generated by Santa Fe. For the six months ended December 31, 1999, Santa Fe had net income of $3,376,000 compared to a net income of $125,000 for the six months ended December 31, 1998. The increase in net income from Santa Fe is primarily due to the recognition of a net unrealized gain of $4,114,000 related to the reclassification of all available-for-sale securities to trading securities.


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. The Company used net cash flow of $4,534,000 for operating activities, used net cash flow of $16,455,000 from investing activities and generated net cash flow of $22,081,000 from financing activities during the six months ended December 31, 1999.

During the six months ended December 31, 1999, the Company received proceeds from the sale of real estate of $11,524,000 from the sale of 22.4 acres of unimproved land located in Missouri and two apartment complexes located in Ohio. The majority of the proceeds from the sale of real estate were used to purchase three multi-family apartment complexes in Los Angeles, California and one apartment complex in Austin, Texas totaling $13,418,000. Related to the purchases of real estate, the Company obtained mortgages totaling $8,041,000. The Company also made principal payments of $3,887,000 and paid-off a $2,000,000 line of credit during the six months ended December 31, 1999. Management will pursue refinancing activities as considered necessary or when deemed economically favorable to the Company.

During the six months ended December 31, 1999, the Company made property improvements in the aggregate amount of $446,000. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

Marketable securities increased $22,101,000 during the six months ended December 31, 1999. The increase was primarily financed through the use of margin and proceeds received from the writing of options.

The Company's Board of Directors approved the repurchase, from time to time, of up to 333,000 shares(adjusted for two stock splits) of its Common Stock. Such repurchases may be made at the discretion of management and depending upon market conditions. During the six months ended December 31, 1999, the Company acquired 41,200 shares of its Common Stock for $490,000.

At December 31, 1999, the Company's had current assets of $80,496,000, which consists of cash, marketable securities, prepaid expenses and other assets. The Company remains liquid and management believes that its capital resources are currently adequate to meet its short and long-term obligations.


YEAR 2000 ISSUES

All of the Company's critical computer software and hardware are currently year 2000 compliant. The Company incurred approximately $60,000 in expenses for consultants, software and hardware applications to achieve year 2000 compliance.

                        PART II.   OTHER INFORMATION


Item 1. Legal Proceedings.

The following is furnished to update information previously reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 and its Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1999.

Guinness Peat Group plc, et al. v. Robert N. Gould, et al., Case No. 685760, filed on February 22, 1995 in the Superior Court of the State of California for the County of San Diego. As previously reported, the trial court entered summary judgment in favor of the Company on December 31, 1996. That summary judgment, including a subsequent award of attorneys' fees and costs in favor of the Company in the amount of $296,000, plus interest at the statutory rate of 10%, was appealed by plaintiffs. On December 15, 1999, the California Supreme Court entered an order denying review of the Court of Appeal's Opinion affirming the award of attorneys' fees in favor of the Company. That judgment is now final and the Company is now in a position to make further application to the trial court for an award of attorneys' fees and costs expended in its successful defense of that judgment on appeal. On January 21, 2000, the Court of Appeal also affirmed an award of attorneys' fees and costs in favor of the director defendants and Santa Fe in the amount of $936,000, plus interest. It is not known at this time whether plaintiffs will seek further appellate review of that decision.

Howard A. Jaffe v. The InterGroup Corporation, et al., Case No. BC188323, filed on March 28, 1998 in the Los Angeles County Superior Court. As previously reported, plaintiff filed an appeal from an order denying his motion to disqualify the law firm representing the Company and its Chairman and President. The filing of that appeal resulted in a stay of all trial court proceedings in that wrongful termination action. On January 6, 2000, the Court of Appeal issued an opinion affirming the trial court's order. Counsel for plaintiff has indicated that he will not seek further appellate review of that decision.

7709 Lankershim Ltd. v. Carreon Villa Apartments I, et al., Riverside County Superior Court Case No. 088325 was filed on March 27, 1996 against the Company and others. The insurance carrier has determined that it will provide for the defense of this action on behalf of the Company and the Carreon entities under a reservation of rights. Mediation has been scheduled for February 17, 2000 in that construction defect action.

The Company is a defendant or co-defendant in various other legal actions involving various claims incident to the conduct of its business. Most of these claims are covered by insurance. Management does not anticipate the Company to suffer any material liability by reason of such actions.


Item 4.  Submission of Matters to a Vote of Security Holders

The 1999 Annual Meeting of the Shareholders of the Company was held on January 26, 2000, at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California. At that Meeting, Mildred Bond Roxborough and John C. Love were elected Class C Directors of the Company to serve until the 2002 Annual Meeting, with each nominee receiving in excess of 99% of the shares voted. John V. Winfield, Josef A. Grunwald, Gary N. Jacobs and William J. Nance also continue as Directors of the Company. At that Meeting, the shareholders also voted in favor of the ratification of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending June 30, 2000. A tabulation of the vote follows:

Proposal (1) - Class C Directors:        Votes For      Against      Abstained
                                         ---------      -------      ---------
   Mildred Bond Roxborough               1,810,661        9,822            0
   John C. Love                          1,808,639       11,844            0

Proposal (2) - Accountants:
   PricewaterhouseCoopers LLP            1,810,787        5,741        3,955



Item 6.  Exhibits and Reports on Form 8-K

(a)	  Exhibits - Exhibit No. 27, Financial Data Schedule
(b)	  Form 8-K - There were no Form 8-K filings during the quarter ended
                 December 31, 1999




                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 THE INTERGROUP CORPORATION
                                                       (Registrant)

Date: February 11, 2000                       by /s/ John V. Winfield
                                                 ----------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: February 11, 2000                       by /s/ Gregory C. McPherson
                                                -----------------------------
                                                Gregory C. McPherson
                                                Executive Vice President and
                                                Assistant Treasurer


Date: February 11, 2000                       by /s/ Michael G. Zybala
                                                -----------------------------
                                                Michael G. Zybala
                                                Vice President Operations and
                                                Assistant Secretary


Date: February 11, 2000                       by /s/ David Nguyen
                                                -----------------------------
                                                 David Nguyen, Controller
                                                (Principal Accounting Officer)