Form 10QSB
period 2000-03-31
INTERGROUP CORP
filed 2000-05-12
CIK 69422

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

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


                                 (310) 889-2500
------------------------------------------------------------------------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of May 10, 2000 was 1,932,987 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                         THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB

PART  I.     FINANCIAL INFORMATION

Item  1.  Consolidated Financial Statements:

Consolidated Balance Sheet (unaudited)
As of March 31, 2000                                                   3

Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 2000 and 1999                             4

Consolidated Statements of Operations (unaudited)
Nine Months Ended March 31, 2000 and 1999                              5

Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended March 31, 2000 and 1999                              6


Notes to Consolidated Financial Statements                             7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  10

Part II.       Other Information                                       13

Item 1. Legal Proceedings                                              13
Item 4. Submission of Matters to a Vote of Security Holders            13
Item 6. Exhibits and Reports on Form 8-K                               13

Signatures                                                             14

                          THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

As of March 31,                                                       2000
                                                                   ---------
Assets
Investment in real estate, at cost:
  Land                                                           $ 11,763,000
  Buildings, improvements and equipment                            38,985,000
  Property held for sale or development                               318,000
                                                                  -----------
                                                                   51,066,000
Less:  accumulated depreciation                                   (14,169,000)
                                                                  -----------
                                                                   36,897,000
Cash and cash equivalents                                           1,151,000
Restricted cash                                                     1,214,000
Investment in marketable securities                                86,068,000
Investment in Justice Investors                                    10,320,000
Other investments                                                   1,764,000
Rent and other receivables                                            260,000
Prepaid expenses and other assets                                   1,545,000
                                                                  -----------
   Total assets                                                  $139,219,000
                                                                  ===========
Liabilities and Shareholders' Equity
Liabilities
 Mortgage notes payable                                          $ 40,907,000
 Obligation for securities sold                                    27,155,000
 Due to securities broker                                          24,572,000
 Accounts payable and accrued expenses                              3,026,000
 Deferred income taxes                                              7,896,000
                                                                  -----------
   Total liabilities                                              103,556,000
                                                                  -----------
Minority interest                                                  13,914,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares authorized;
    none issued                                                             -
  Common stock, $.01 par value, 4,000,000 shares authorized;
    2,129,288 issued, 1,952,087 outstanding                            21,000
  Common stock, class A $.01 par value, 2,500,000 authorized;
    none issued                                                             -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                16,804,000
  Note receivable - stock options                                 ( 1,438,000)
  Treasury stock, at cost, 177,201 shares                         ( 2,324,000)
                                                                  -----------
Total shareholders' equity                                         21,749,000
                                                                  -----------
Total liabilities & shareholders' equity                         $139,219,000
                                                                  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the Three Months ended March 31,                  2000          1999
                                                  ----------     ---------
Real estate operations:
Rental income                                    $ 3,027,000   $  3,192,000
Rental expenses:
 Mortgage interest expense                          (747,000)      (765,000)
 Property operating expenses                      (1,397,000)    (1,533,000)
 Real estate taxes                                  (202,000)      (238,000)
 Depreciation                                       (528,000)      (520,000)
                                                  ----------      ---------
Income from real estate operations                   153,000        136,000
                                                  ----------      ---------
Investment transactions:
Dividend and interest income                         486,000        390,000
Net investment gains(losses)                      10,982,000     (2,276,000)
Margin interest, trading & management expenses    (  715,000)    (  608,000)
Equity in net income of Justice Investors            891,000        564,000
                                                  ----------     ----------
  Income(loss) from investment transactions       11,644,000     (1,930,000)
                                                  ----------     ----------
Other income(expense):
General and administrative expenses               (  466,000)    (  395,000)
Miscellaneous income(expense)                        118,000     (  311,000)
                                                  ----------     ----------
  Other expense                                   (  348,000)    (  706,000)
                                                  ----------     ----------
Income(loss) before provision for income taxes
 and minority interest                            11,449,000     (2,500,000)
Provision for income tax (expense)benefit         (3,387,000)       998,000
                                                  ----------      ---------
Income(loss) before minority interest              8,062,000     (1,502,000)
Minority interest                                 (1,413,000)        16,000
                                                  ----------      ---------
Net income(loss)                                 $ 6,649,000    $(1,486,000)
                                                  ==========     ==========
Basic earnings(loss) per share                   $      3.38    $(      .71)
                                                  ==========     ==========
Weighted average number of shares outstanding      1,965,047      2,099,423
                                                  ==========     ==========
Diluted earnings(loss) per share                 $      3.14    $(      .71)
                                                  ==========     ==========
Diluted weighted average number of shares
 outstanding                                       2,114,747      2,099,423
                                                  ==========     ==========
Comprehensive Income:
  Net income(loss)                               $ 6,649,000    $(1,486,000)
  Unrealized loss on securities arising
   during period                                           -     (2,114,000)
  Reclassification adjustment for holding loss
   included in net earnings                                -      2,276,000
  Income tax benefit related to other
   comprehensive income                                    -        604,000
                                                  ----------      ---------
  Total comprehensive income(loss)                $6,649,000    $  (720,000)
                                                  ==========      =========


The accompanying notes are an integral part of the consolidated financial statements.

                        THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the Nine Months ended March 31,                   2000           1999
                                                    --------       --------
Real estate operations:
Rental income                                    $ 8,826,000    $ 9,718,000
Rental expenses:
 Mortgage interest expense                        (2,055,000)    (2,297,000)
 Property operating expenses                      (3,960,000)    (4,757,000)
 Real estate taxes                                  (606,000)      (669,000)
 Depreciation                                     (1,464,000)    (1,568,000)
                                                  ----------     ----------
                                                     741,000        427,000
Gain on sale of real estate                        7,628,000      2,266,000
                                                  ----------     ----------
  Income from real estate operations               8,369,000      2,693,000
                                                  ----------     ----------
Investment transactions:
Dividend and interest income                       1,424,000        621,000
Net investment gains (losses)                     24,064,000     (5,129,000)
Margin interest, trading & management expenses   ( 2,153,000)    (1,079,000)
Equity in net income from Justice Investors        2,825,000      2,132,000
                                                  ----------     ----------
  Income(loss) from investment transactions       26,160,000     (3,455,000)
                                                  ----------     ----------
Other income(expense):
General and administrative expenses               (1,256,000)    (1,256,000)
Miscellaneous income (expense)                     1,164,000       (333,000)
                                                  ----------     ----------
  Other expense                                      (92,000)    (1,589,000)
                                                  ----------     ----------
Income(loss) before provision for income taxes
 and minority interest                            34,437,000     (2,351,000)
Provision for income tax (expense)benefit        (13,023,000)       940,000
                                                  ----------     ----------
Income(loss) before minority interest             21,414,000     (1,411,000)
Minority interest                                ( 3,167,000)    (  127,000)
                                                  ----------     ----------
Income(loss) before extraordinary item            18,247,000     (1,538,000)
Extraordinary loss due to early extinguishment
 of debt less applicable income tax
 benefit of $199,000 for March 31, 1999                    -     (  298,000)
                                                  ----------     ----------
Net income(loss)                                 $18,247,000    $(1,836,000)
                                                  ==========     ==========
Basic earnings(loss) per share                   $      9.18    $      (.88)
                                                  ==========     ==========
Weighted average number of shares outstanding      1,988,521      2,089,687
                                                  ==========     ==========
Diluted earnings(loss) per share                 $      8.53    $      (.88)
                                                  ==========     ==========
Diluted weighted average number of shares
 outstanding                                       2,138,221      2,089,687
                                                  ==========     ==========
Comprehensive Income:
  Net income(loss)                               $18,247,000    $(1,836,000)
  Unrealized loss on securities arising
   during period                                           -     (8,641,000)
  Reclassification adjustment for holding loss
   included in net earnings                                -      5,129,000
  Income tax benefit related to other
   comprehensive income                            5,387,000      2,469,000
  Adjustment for reclassification of the
   accumulated unrealized holding gains
   prior to July 1, 1999 to current earnings     (13,467,000)             -
                                                  ----------      ---------
  Total comprehensive income(loss)               $10,167,000    $(2,879,000)
                                                  ==========      =========

The accompanying notes are an integral part of the consolidated financial statements.



                      THE INTEGROUP CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

For the Nine Months Ended March 31,                  2000             1999
                                                 -------------    ------------
Cash flows from operating activities:
  Net income(loss)                              $  18,247,000    $ (1,836,000)
  Adjustments to reconcile net income
   (loss) to cash used in operating
    activities:
     Depreciation of real estate                    1,464,000       1,568,000
     Gain on sale of real estate                  ( 7,628,000)    ( 2,266,000)
     Equity in net income from Justice
      Investors                                   ( 2,825,000)    ( 2,132,000)
     Net unrealized (gain)loss on investments     (17,201,000)      5,129,000
     Changes in assets and liabilities:
      Restricted cash                                 245,000         303,000
      Investment in marketable securities         (22,853,000)              -
      Other investments                             1,247,000               -
      Prepaid expenses and other assets             1,835,000     ( 2,032,000)
      Accounts payable and other liabilities        ( 397,000)    (   140,000)
      Due to broker                                 6,816,000               -
      Obligations for securities sold              13,207,000               -
      Deferred income taxes                         4,401,000      (1,396,000)
      Minority interest                             3,167,000         127,000
                                                 ------------    ------------
Net cash used in operating activities                (275,000)    ( 2,675,000)
                                                 ------------    ------------
Cash flows from investing activities:
  Additions to buildings, improvements
   and equipment                                  ( 1,046,000)    ( 1,560,000)
  Investment in real estate                       (13,418,000)    ( 1,876,000)
  Proceeds from sale of real estate                11,524,000       3,547,000
  Increase in other investments                             -     (   108,000)
  Distributions from Justice Investors              2,789,000       2,191,000
  Investment in marketable securities                       -     (26,001,000)
                                                   ----------      ----------
Net cash used in investing activities                (151,000)    (23,807,000)
                                                   ----------      ----------
Cash flows from financing activities:
  Principal payments on mortgage notes payable    ( 4,009,000)    ( 4,297,000)
  Borrowings from mortgage notes payable            8,041,000       4,580,000
  Increase(decrease) in line of credit             (2,000,000)      2,000,000
  Increase in obligations for securities sold               -       5,487,000
  Increase in due to brokers                                -      14,593,000
  Purchase of treasury stock                      (   969,000)    (   427,000)
                                                   ----------      ----------
Net cash provided by financing activities           1,063,000      21,936,000
                                                   ----------      ----------
Net increase(decrease) in cash and cash
  equivalents                                         637,000     ( 4,546,000)
Cash and cash equivalents at beginning of
 period                                               514,000       5,313,000
                                                   ----------     -----------
Cash and cash equivalents at end of period       $  1,151,000     $   767,000
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

The Company has the power to vote 53.6% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (Nasdaq SmallCap: SFEF). Santa Fe's revenue is primarily generated through its 68.1% interest in Portsmouth Square, Inc. ("PSI"), which derives its revenue primarily through its 49.8% interest in Justice Investors ("Justice"), a California limited partnership. Justice owns the land, improvements and leaseholds known as the Holiday Inn Financial District/Chinatown, a 566-room hotel in San Francisco, California.

Certain reclassifications have been made to the financial statements as of March 31, 1999 and for the three and nine months then ended to conform with the current quarter presentation.

2. Investment in Real Estate

In February 2000, InterGroup entered into a contract to sell the two-story, 228-unit apartment complex located in San Antonio, Texas for $6.5 million.
The sale is expected to close in May 2000. In March 2000, the Company entered into a contract to purchase a 31-unit apartment complex located in Los Angeles, California for $7.5 million in connection with the 1031 tax-deferred exchange with the San Antonio, Texas property. The transaction is expected to close in May 2000.

In March 2000, the Company entered into a contract to purchase a 30-unit apartment complex located in Los Angeles, California for $4,325,000. The transaction is expected to close in May 2000.


3. Marketable Securities:

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. During the year, the Company increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. This resulted in portions of the Company's investments in marketable securities being classified as "trading" as defined by generally accepted accounting principles. After consultation with the Investment Committee of the Board of Directors, management determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with Company's overall investment objectives and activities. As a result, beginning with its first quarter ending September 30, 1999, all unrealized gains and losses on the Company's investment portfolio were recorded through the income statement. For the nine months ended March 31, 2000, net unrealized gains on trading securities included in earnings were $17,201,000.

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

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

                                                        March 31, 2000
                                                        --------------
Assets
Total current assets                                      $1,055,000
Property, plant and equipment, net of
  accumulated depreciation of $11,466,000                  5,109,000
Loan fees and deferred lease costs,
  net of accumulated amortization of $156,000                155,000
                                                           ---------
    Total assets                                          $6,319,000
                                                           =========

Liabilities and partners' capital
Total current liabilities                                 $   59,000
Partners' capital                                          6,260,000
                                                           ---------
    Total liabilities and partners' capital               $6,319,000
                                                           =========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


For the nine months ended March 31,           2000           1999
                                           ----------     ----------
Revenues                                   $6,303,000     $4,966,000
Costs and expenses                            631,000        685,000
                                            ---------      ---------
Net income                                 $5,672,000     $4,281,000
                                            =========      =========


5. Commitments and Contingencies:

On February 22, 1995, the Company was named as a defendant in a shareholders' derivative suit filed against Santa Fe and certain directors of Santa Fe, arising out of the Company's investment in Santa Fe. On December 31, 1996, a final judgment was entered in favor of the Company. On June 9, 1997, the Company was awarded $296,000 in attorneys' fees and costs as a prevailing party in that litigation. That award was made effective as of April 25, 1997 and bears interest at the statutory rate of 10%. On December 15, 1998, the California Supreme Court entered an order denying review of the Court of Appeal's Opinion affirming the award of attorneys' fees in favor of the Company. Company made further application to the trial court for an award of attorneys' fees and costs expended in its successful defense of that judgment on appeal, which was granted in the approximate amount of $78,000. On January 21, 2000, the Court of Appeal also affirmed an award of attorneys' fees and costs in favor of the director defendants and Santa Fe in the amount of $936,000, plus interest. On March 1, 2000, the plaintiffs filed a Petition for Review of that decision with the California Supreme Court. On April 12, 2000, the California Supreme Court granted the Petition for Review, but deferred further action pending consideration and disposition of a related issue in another case before the Court, or pending further order of the Court.

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

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of commons shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. Included in the diluted weighted average number of common shares outstanding as of March 31, 2000 are 149,700 stock options.

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


RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2000 Compared to the
Three Months Ended March 31, 1999

Income from real estate operations was $153,000 for the three months ended March 31, 2000 as compared to $136,000 for the three months ended March 31, 1999. Income from operations remained consistent. However, rental income decreased to $3,027,000 from $3,192,000 and property expenses decreased to $1,397,000 from $1,533,000 as a result of the sale of two properties in the quarter ended September 1999 and the purchase of smaller properties in Los Angeles, California and a property in Austin, Texas. Property operating expenses also decreased as a result of managing the properties in-house.

Income from investment transactions was $11,644,000 for the three months ended March 31, 2000 as compared to a loss of $1,930,000 for the three months ended March 31, 1999. The increase in income from investment transactions is due to the change in investment gains/(losses) to net investment gains of $10,982,000 from net investment losses of $2,276,000, the increase in dividend and interest income to $486,000 from $390,000 and the increase in equity income from Justice to $891,000 from $564,000. The increases are partially offset by the increase in margin interest and trading related expenses to $715,000 from $608,000. The increase in net investment gains is due to the inclusion of net unrealized gains on trading securities of $8,026,000 in earnings for the quarter ended March 31, 2000 and management's efforts to reposition the investment portfolio. Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The increase in dividend and interest income reflects management's efforts to reposition the investment portfolio towards income yielding investments.

The increase in partnership income is primarily attributable to a 48% increase in hotel rental income as a result of the renovation of the common areas of the hotel during first quarter of 1999, which reduced occupancy and other revenues generated by the hotel, and an increase in the average daily room rate for the quarter ended March 31, 2000.

General and administrative expenses increased to $466,000 from $395,000 due to the increase in accounting expenses, personnel costs and other expenses.

Miscellaneous income/(loss) changed to income of $118,000 from a loss of $311,000 is primary due to the reduction in legal costs and other miscellaneous expenses.

The provision for income taxes changed to an expense of $3,387,000 from a tax benefit of $998,000 for the period due to the increase in income.

Minority interest to $1,413,000 from $16,000 due to greater income generated by Santa Fe.

For the Nine Months Ended March 31, 2000 Compared to the
Nine Months Ended March 31, 1999

Income from real estate operations was $8,369,000 for the nine months ended March 31, 2000 as compared to $2,693,000 for the nine months ended March 31, 1999. The increase was primarily attributable to the sale of three properties located in St. Louis, Missouri, Middletown, Ohio and Cincinnati, Ohio, respectively, for a cumulative net gain of $7,628,000. The decrease in the rental revenue to $8,826,000 from $9,718,000 and the decrease in rental expenses to $8,085,000 from $9,291,000 was primarily due to the sales of the three properties in the quarter ended September 30, 1999 and the sale of two properties located in Harrisburg, Pennsylvania and San Antonio, Texas, in October 1998 and April 1999, respectively. The decrease in rental revenue and operating expenses was partially offset by the acquisition of three significantly smaller apartment complexes located in Los Angeles, California and an apartment complex located in Austin Texas during the nine months ended March 31, 2000. Property operating expenses also decreased due to the reduction of management costs as a result of managing the properties in-house.

Income from investment transactions was $26,160,000 for the nine months ended March 31, 2000 as compared to a loss of $3,455,000 for the nine months ended March 31, 1999. The increase in income from investment transactions is due to the change in investment gains(losses) to net investment gains of $24,064,000 from net investment losses of $5,129,000, the increase in dividend and interest income to $1,424,000 from $621,000 and the increase in equity income from Justice to $2,825,000 from $2,132,000. The increases are partially offset by the increase in margin interest and trading related expenses to $2,153,000 from $1,079,000. The increase in net investment gains is primary due to the inclusion of net unrealized gains on trading securities of $17,201,000 in earnings for the nine months ended March 31, 2000 and management's efforts to reposition the investment portfolio. Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a meaningful effect on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The increase in dividend and interest income reflects management's efforts to reposition the investment portfolio towards income yielding investments.

The increase in margin interest, trading and management expenses to $2,153,000 from $1,079,000 is due to the maintenance of a larger margin balance and the increased size of the Company's portfolio.

The increase in partnership income is primarily attributable to a 27% increase in hotel rental income as a result of the renovation of the common areas of the hotel during first quarter of 1999, which reduced occupancy and other revenues generated by the hotel, and an increase in the average daily room rate for the nine months ended March 31, 2000.

Miscellaneous income(loss) changed to income of $1,164,000 from a loss of $333,000 primarily due to a $1,000,000 settlement received in December 1999 related to a disputed claim pertaining to certain royalty rights held by a wholly subsidiary of the Company. The change is also a result of the reduction in legal costs and other miscellaneous expenses.

The provision for income taxes changed to an expense of $13,023,000 from a tax benefit of $940,000 for the period due to the increase in income.

Minority interest increased to $3,167,000 from $127,000 due to greater income generated by Santa Fe.


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both.
The Company used net cash flow of $275,000 from operating activities, used net cash flow of $151,000 from investing activities and generated net cash flow of $1,063,000 from financing activities during the nine months ended March 31, 2000.

During the nine months ended March 31, 2000, the Company received proceeds from the sale of real estate of $11,524,000 from the sale of 22.4 acres of unimproved land located in Missouri and two apartment complexes located in Ohio. The majority of the proceeds from the sale of real estate were used to purchase three multi-family apartment complexes in Los Angeles, California and one apartment complex in Austin, Texas totaling $13,418,000. Related to the purchases of real estate, the Company obtained mortgages totaling $8,041,000. The Company also made principal payments of $4,009,000 and paid-off a $2,000,000 line of credit during the nine months ended March 31, 2000. Management will pursue refinancing activities as considered necessary or when deemed economically favorable to the Company.

During the nine months ended March 31, 2000, the Company made property improvements in the aggregate amount of $1,046,000. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, up to a total of 333,000 shares(adjusted for two stock splits) of its Common Stock. Such repurchases may be made at the discretion of management and depending upon market conditions. During the nine months ended March 31, 2000, the Company acquired 70,800 shares of its Common Stock for $969,000.

At March 31, 2000, the Company had current assets of $90,238,000 and current liabilities of $54,753,000. Current assets consist of cash, marketable securities, rent and other receivables, prepaid expenses and other assets. Current liabilities consist of due to securities broker, obligations for securities sold, and accounts payable and accrued expenses. The Company remains liquid and management believes that its capital resources are currently adequate to meet its short and long-term obligations.


YEAR 2000 ISSUES

As of March 31, 2000, all of the Company's critical computer software and hardware were year 2000 compliant.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings.

The following is furnished to update information previously reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 and its Quarterly Reports on Form 10-QSB for the quarterly periods ended September 30, 1999 and December 31, 1999.

Guinness Peat Group plc, et al. v. Robert N. Gould, et al., Case No. 685760, filed on February 22, 1995 in the Superior Court of the State of California for the County of San Diego. As previously reported, the trial court entered summary judgment in favor of the Company on December 31, 1996. That summary judgment, including a subsequent award of attorneys' fees and costs in favor of the Company in the amount of $296,000, plus interest at the statutory rate of 10%, was appealed by plaintiffs. On December 15, 1999, the California Supreme Court entered an order denying review of the Court of Appeal's Opinion
affirming the award of attorneys' fees in favor of the Company.   On March 3,
2000, the Company was awarded an additional $78,000 by the trial court for the attorneys' fees and costs expended in its successful defense of that judgment on appeal.

On January 21, 2000, the Court of Appeal also affirmed an award of attorneys' fees and costs in favor of the director defendants and Santa Fe in the amount of $936,000, plus interest. On March 1, 2000, the plaintiffs filed a Petition for Review of that decision with the California Supreme Court. On April 12, 2000, the California Supreme Court granted the Petition for Review, but deferred further action pending consideration and disposition of a related issue in another case before the Court, or pending further order of the Court.

The Company is a defendant or co-defendant in various other legal actions involving various claims incident to the conduct of its business. Most of these claims are covered by insurance. Management does not anticipate the Company to suffer any material liability by reason of such actions.


Item 4.  Submission of Matters to a Vote of Security Holders

The 1999 Annual Meeting of the Shareholders of the Company was held on January 26, 2000, at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California. At that Meeting, Mildred Bond Roxborough and John C. Love were elected Class C Directors of the Company to serve until the 2002 Annual Meeting, with each nominee receiving in excess of 99% of the shares voted. At that Meeting, the shareholders also voted in favor of the ratification of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending June 30, 2000. A tabulation of the vote was set forth in Company's Form 10-QSB Report for the quarterly period ended December 31, 1999.


Item 6.  Exhibits and Reports on Form 8-K

(a)	  Exhibits - Exhibit No. 27, Financial Data Schedule
(b)	  Form 8-K - There were no Form 8-K filings during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 THE INTERGROUP CORPORATION
                                                       (Registrant)

Date: May 10, 2000                            by /s/   John V. Winfield
                                                 ----------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: May 10, 2000                           by /s/   Gregory C. McPherson
                                                -----------------------------
                                                Gregory C. McPherson,Executive
                                                Vice President and Assistant
                                                Treasurer


Date: May 10, 2000                           by /s/   Michael G. Zybala
                                                -----------------------------
                                                Michael G. Zybala
                                                Vice President Operations and
                                                Assistant Secretary


Date: May 10, 2000                           by /s/   David Nguyen
                                                -----------------------------
                                                 David Nguyen, Controller
                                                (Principal Accounting Officer)