Form 10KSB
period 2000-06-30
INTERGROUP CORP
filed 2000-09-28
CIK 69422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                  FORM 10-KSB

[X]  Annual Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the fiscal year ended June 30, 2000.

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission file number 1-10324

                          THE INTERGROUP CORPORATION
                          --------------------------
                 (Name of Small Business Issuer in its Charter)

          Delaware                                        13-3293645
-------------------------------                       ------------------
(State or Other Jurisdiction of                        (IRS Employer
 Incorporation or Organization)                       Identification No.)

820 Moraga Drive, Los Angeles, California                 90049-1632
-----------------------------------------                 ----------
(Address of Principal Executive Offices)                  (Zip Code)

                 Issuer's Telephone Number:  (310) 889-2500

      Securities registered under Section 12(b) of the Exchange Act:

Common Stock-$.01 Par Value                     Pacific Exchange, Inc.
---------------------------          -----------------------------------------
   Title of Each Class               Name of Each Exchange On Which Registered


        Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock - Par Value $.01 Per Share
                   ---------------------------------------
                                (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year were $36,538,000.


       1 of 42

    The aggregate market value of the common equity held by non-affiliates of issuer, computed by reference to the price the common equity was sold on September 15, 2000 was $15,656,000.


    The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of September 15, 2000 was 1,932,987.


                  DOCUMENTS INCORPORATED BY REFERENCE: None


    Transitional Small Business Disclosure Format (check one): Yes   No [X]


                             TABLE OF CONTENTS


PART I                                                                  PAGE

    Item 1.  Description of Business                                      3

    Item 2.  Description of Properties                                    4
55
    Item 3.  Legal Proceedings                                            8

    Item 4.  Submission of Matters to a Vote of Security Holders         10


PART II

    Item 5.  Market For Common Equity and Related Stockholder Matters    10

    Item 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         11

    Item 7.  Financial Statements                                        14

    Item 8.  Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure                      29


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance With Section 16(a) of the Exchange Act  30

    Item 10. Executive Compensation	                                     32

    Item 11. Security Ownership of Certain Beneficial Owners
             and Management                                              36

    Item 12. Certain Relationships and Related Transactions              38

    Item 13. Exhibits and Reports on Form 8-K                            39

SIGNATURES                                                               41

       2 of 42







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

The Company has the power to vote 54.3% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (Nasdaq SmallCap: SFEF). Santa Fe's revenue is primarily generated through its 68.8% interest in Portsmouth Square, Inc. ("PSI"), which derives its revenue primarily through its 49.8% interest in Justice Investors ("Justice"), a California limited partnership. Justice owns the land, improvements and leaseholds known as the Holiday Inn Financial District/Chinatown, a 566-room hotel in San Francisco, California.


BUSINESS OF ISSUER

The Company's principal business is the ownership and management of multifamily residential properties. Those properties include twelve apartment complexes located throughout the United States. The Company also has investments in unimproved real property that is held for sale or development. The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. See Item 2 for a description of the Company's current investments in and investment policies concerning real property.

A portion of the Company's assets are invested under the direction of Mr. John
V. Winfield ("Mr. Winfield"), the Company's Chairman and President, in securities and partnerships. The Company considers investing in equity and debt securities of companies which are either publicly or privately held if such an investment will offer growth or profit potential and not conflict with

       3 of 42


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

COMPETITION

All of the properties owned by the Company are in areas where there is substantial competition. However, management believes that the apartments and hotel are generally in a competitive position in their respective communities. The Company intends to continue upgrading and improving the physical condition of its existing properties and to consider selling existing properties and re-investing in properties that may require renovation but that offer greater appreciation potential.


EMPLOYEES

As of June 30, 2000, the Company had a total of 16 full-time employees. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Item 2.  Description of Properties.

PROPERTIES

At June 30, 2000, the Company's investment in real estate consisted of properties located throughout the United States. These properties include eleven apartment complexes wholly owned by the Company, an apartment complex owned by the Company and its majority owned subsidiary Santa Fe, and a commercial real estate property that serves as the Company's corporate headquarters. All apartment complexes are completed, operating properties.

       4 of 42




The Company also owns approximately 6.4 acres of unimproved real estate in Texas. In the opinion of management, each of the properties is adequately covered by insurance. None of the properties are subject to foreclosure proceedings or litigation other than that incurred in the normal course of business. The Company's rental property leases are short-term leases, with no lease extending beyond one year.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2000 were approximately $214,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,070,000 at June 30, 2000 and the maturity date of the mortgage is January 1, 2006.

St. Louis, Missouri. The Company's St. Louis properties consist of two apartment complexes. The first apartment complex is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2000, real estate property taxes were approximately $112,000.
Depreciation is recorded on the straight-line method, based upon an estimated useful life of 35 years. The outstanding mortgage balance was approximately $5,873,000 at June 30, 2000 and the maturity date of the mortgage is July 1, 2008. The second apartment complex is a two-story project with 176 units on approximately 14 acres. The Company reacquired the complex through foreclosure on May 11, 1989, and recorded the asset at $3,480,000 representing the Company's total cost of the mortgage note receivable. For the year ended June 30, 2000, real estate property taxes were approximately $68,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $4,655,000 at June 30, 2000 and the maturity date of the mortgage is April 1, 2003.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2000, real estate property taxes were approximately $24,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,930,000 at June 30, 2000 and the maturity date of the mortgage is May 1, 2006.


Irving, Texas. The Irving property is a two-story apartment with 224 units on approximately 9.9 acres. The Company acquired the property on September 16, 1994 at an initial cost of approximately $4,150,000. For the year ended June 30, 2000, real estate property taxes were approximately $215,000.
Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $4,506,000 at June 30, 2000 and the maturity date of the mortgage is January 1, 2008.

San Antonio, Texas. The San Antonio property is a two-story project with 132 units on approximately 4.3 acres. The Company acquired the complex on June 29, 1993 for $2,752,000. For the year ended June 30, 2000, real estate taxes were approximately $88,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $3,219,000 at June 30, 2000 and the maturity date of the mortgage is December 1, 2008.

       5 of 42
Houston, Texas. The Houston property is a two-story apartment complex with 442 units on approximately 23.4 acres. The Company acquired the complex in March 1998 for an initial cost of $4,970,000. For the year ended June 30, 2000, real estate taxes were approximately $118,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $3,800,000 at June 30, 2000 and the maturity date of the mortgage is June 13, 2003. The Company also owns approximately 5 acres of unimproved land adjacent to this property. The land was purchased initially for $267,000 in July 1997.

Austin, Texas. The Austin property is a 169,000 square foot, two-story project with 190 units. The Company acquired the complex on November 18, 1999 for $4,150,000. For the year ended June 30, 2000, real estate taxes were approximately $3,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $3,300,000 at June 30, 2000 and the maturity date of the mortgage is November 9, 2001.

Los Angeles, California. The Company owns one commercial property and five apartment complexes in Los Angeles.

The Los Angeles commercial property is a 5,500 square foot, two story building that serves as the Company's corporate offices. The Company acquired the complex on March 4, 1999 for $1,876,000. The property taxes for the year ended June 30, 2000 were approximately $23,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $1,286,000 at June 30, 2000 and the maturity date of the mortgage is April 15, 2009.

The first Los Angeles apartment complex is a 10,600 square feet two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30, 2000, real estate property taxes were approximately $4,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $774,000 at June 30, 2000 and the maturity date of the mortgage is August 1, 2029.

The second Los Angeles apartment complex is a 29,000 square feet three-story apartment with 27 units. This complex is held by Intergroup Woodland Village, Inc. ("Woodland Village"), which is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000. For the year ended June 30, 2000, real estate property taxes were approximately $31,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $1,944,000 at June 30, 2000 and the maturity date of the mortgage is October 1, 2029.

The third Los Angeles apartment complex is a 12,700 square feet apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2000, real estate property taxes were approximately $4,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years.
The outstanding mortgage balance was approximately $1,144,000 at June 30, 2000 and the maturity date of the mortgage is November 1, 2029.

The fourth Los Angeles apartment complex is a 10,500 square feet apartment with 9 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2000, real estate property taxes were approximately $9,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $854,000 at June 30, 2000 and the maturity date of the mortgage is December 31, 2029.

       6 of 42


The fifth Los Angeles apartment complex is a 26,100 square feet two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $2,300,000 at June 30, 2000 and the maturity date of the mortgage is June 1, 2030.

REAL ESTATE INVESTMENT POLICIES

The most significant investment activity of the Company has been to acquire, renovate, operate and, when appropriate, sell income-producing residential real estate. The Company's focus is on owning and operating integrated multi-family apartment buildings. Through its marketable securities portfolio the Company has indirectly invested in additional real estate related investments such as hotels, office buildings and shopping centers where financial benefit could inure to its shareholders.

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


POTENTIAL RENTAL RATES AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The effective annual rental rate per unit (gross annual rental revenues based on 100% occupancy divided by the total number of apartment units) and the occupancy rate (total gross potential rent less vacancy loss divided by total gross potential rent) for each of the Company's properties for fiscal year ended June 30, 2000 are provided below.

                                    Effective Annual           Physical
         Property                 Rental Rate Per Unit      Occupancy Rate
         --------                 --------------------      --------------

         1.  Morris County, NJ            $10,284                  99%
         2.  St. Louis County, MO (1)     $ 5,224                  89%
         3.  St. Louis County, MO (2)     $ 7,648                  98%
         4.  Florence, KY                 $ 6,343                  93%
         5.  Irving, TX                   $ 7,027                  95%
         6.  San Antonio, TX              $ 5,996                  96%
         7.  Houston, TX                  $ 6,069                  82%
         8.  Los Angeles, CA (1)          $ 9,414                 100%
         9.  Los Angeles, CA (2)          $11,519                  98%
         10. Los Angeles, CA (3)          $13,317                 100%
         11. Los Angeles, CA (4)          $13,267                 100%
         12. Los Angeles, CA (5)          $16,377                  82%

MANAGEMENT OF THE PROPERTIES

All properties are managed the Company.

       7 of 42

Item 3.  Legal Proceedings

Guinness Peat Group plc, et al. v. Robert N. Gould, et al., Case No. 685760, filed on February 22, 1995 in the Superior Court of the State of California for the County of San Diego. As previously reported, the trial court entered summary judgment in favor of the Company on December 31, 1996. That summary judgment, including a subsequent award of attorneys' fees and costs in favor of the Company in the amount of $296,000, plus interest at the statutory rate of 10%, was appealed by plaintiffs. On December 15, 1999, the California Supreme Court entered an order denying review of the Court of Appeal's Opinion
affirming the award of attorneys' fees in favor of the Company.   On March 3,
2000, the Company was awarded an additional $78,000 by the trial court for the attorneys' fees and costs expended in its successful defense of that judgment on appeal. Including interest, the total amount of the attorney fee awards was in excess of $465,000 as of May 25, 2000. On June 30, 2000, the Company received $250,000 on a security bond posted by plaintiffs and have levied on various accounts of plaintiffs to collect the balance due on its judgment.

On January 21, 2000, the Court of Appeal also affirmed an award of attorneys' fees and costs in favor of the Company's subsidiary, Santa Fe, and the director defendants in the amount of $936,000, plus interest at the statutory rate of 10%. On March 1, 2000, the plaintiffs filed a Petition for Review of that decision with the California Supreme Court. On September 20, 2000, the California Supreme Court dismissed that Petition for Review.

On March 27, 1998, a wrongful termination action was filed in the Los Angeles County Superior Court entitled, Howard A. Jaffe v. The InterGroup Corporation, et al., Case No. BC188323. The Complaint was filed by an ex-employee, officer and director against the Company and its President and Chairman. The Complaint, as originally filed, sought an award of back and future pay, employee benefits, restitution, unspecified punitive and special damages and attorneys' fees. In June of 1998, a demurrer to the Complaint was sustained without leave to amend, with respect to plaintiff's tort claim for breach of implied covenant of good faith. On or about August 3, 1998, a demurrer to a First Amended Complaint was sustained without leave to amend with respect to plaintiff's claim of violation of section 17200 et seq. of the California Business and Professions Code. Plaintiff's petitions challenging that ruling were summarily denied by the Court of Appeal and the California Supreme Court.

Plaintiff also filed an appeal from an order denying his motion to disqualify the law firm representing the Company and its Chairman and President. The filing of that appeal resulted in a stay of all trial court proceedings in the case. On January 6, 2000, the Court of Appeal issued an opinion affirming the trial court's order. Due to the delay caused by plaintiff's appeal, the case is still in its early stages and discovery has just recently recommenced. It is not possible to predict the outcome at this time.

As an officer and director, the Company's President and Chairman has requested indemnification from the Company as permitted by law and under the Bylaws and
Articles of the Company.   The case will be vigorously defended and there may
be insurance coverage for all or part of the costs of the defense of this action and for all or part of any liability that may be imposed on the Company.

7709 Lankershim Ltd. v. Carreon Villa Apartments I, et al., Riverside County Superior Court Case No. 088325 was filed on March 27, 1996 against the Company and others. The action arises out of alleged construction defects in two Indio, California apartment complexes formerly owned by the Company. The Complaint alleges damages in an amount of $2,000,000. The Company has filed cross-complaints against numerous sub-contractors. The case is still in the discovery phase and expert witness depositions are scheduled to commence in

       8 of 42




October 2000. Two mediation sessions have been held and a third is expected to take place in early October 2000. A trial date has been set for January 18, 2001. It is not possible to assess what exposure, if any, the Company may have at this time; however, it appears that there is insurance coverage for all or part of the costs of defense and for all or part of any liability that may be imposed on the Company.


On October 15, 1997, a related action for Declaratory Relief was filed by the insurance carrier entitled, Truck Insurance Exchange v. Carreon Villa Apartments I, et al., Riverside County Superior Court Case No. 004158. On July 31, 2000, a settlement agreement was entered into in that action whereby the parties agreed to a dismissal of the action, without prejudice, a mutual release of certain claims, a partial reimbursement of attorneys' fees expended by InterGroup in the defense of the action and that Truck Insurance would continue to provide a full defense of the Company under a reservation of rights.

Woodlake Management, Inc., et al. v. Intergroup Whisperwood, Inc. et al., Pennsylvania Court of Common Pleas, Philadelphia County, Case No. 001642. On June 16, 1999, a complaint was filed against the Company's wholly-owned subsidiary Intergroup Whisperwood, Inc. ("Whisperwood") and the Company's former property manager, Pinnacle Realty Management Company ("Pinnacle") alleging breach of contract, misrepresentation and fraud in connection with the sale of the Whisperwood Apartments. The complaint sought an award of compensatory, consequential and special damages in excess of $50,000, punitive damages and an award of costs and attorneys' fees. Following a trial in that action, a decision was enetered by the court in favor of the Company and Pinnacle and against the plaintiffs, who have subsequently filed for certain post trial relief.

Wayne Prosser, Matthew Prosser and Rodney John Young v. Intergroup Cross Keys, Inc., The InterGroup Corporation and Pinnacle Realty Management Company, State of Missouri Department of Labor and Industrial Relations, Division of Workers' Compensation, Claims Nos. 99-036816, 98-171801 and 98-171806. In April 1999,
three Workers' Compensation claims were filed with the Missouri Department of Labor and Industrial Relations for injuries suffered by claimants while performing work at the Cross Keys Apartments owned by the Company's wholly-owned subsidiary, Intergroup Cross Keys, Inc. ("Cross-Keys"). Also named as a defendant in that action is the Company's former property manager, Pinnacle. Claimants alleged that they suffered permanent and total disability as a result of receiving electrical shock from coming in contact with power lines on the property. On July 20, 2000, the claimants dismissed, without prejudice, their Workers' Compensation actions in order to pursue the civil action discussed below.

As previously reported, claimants also filed a separate civil action against Union Electric in the Circuit Court of St. Louis, Missouri as Case No. 98-209048. In March 2000, InterGroup, Cross Keys and Pinnacle were named as defendants in that action. A motion to dismiss that action was held on September 14, 2000, but no decision has been rendered to date. The action is being defended by the Company's insurance carriers and the Company believes that that it has sufficient liability insurance to cover such claims.

The Company is a defendant or co-defendant in various other legal actions involving various claims incident to the conduct of its business. Most of these claims are covered by insurance. Management does not anticipate the Company to suffer any material liability by reason of such actions.

       9 of 42



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

Fiscal 2000                           High                Low
-----------                           ----                ----
First Quarter 7/1 - 9/30             $12.25              $11.67
Second Quarter 10/1 - 12/31          $19.33              $15.00
Third Quarter 1/1 - 3/31             $21.87              $14.00
Fourth Quarter 4/1 - 6/30            $22.37              $16.00


Fiscal 1999                           High                Low
-----------                           ----                ----
First Quarter 7/1 - 9/30             $18.70              $11.25
Second Quarter 10/1 - 12/31          $15.75              $10.00
Third Quarter 1/1 - 3/31             $15.75              $11.50
Fourth Quarter 4/1 - 6/30            $13.75              $11.86



As of June 30, 2000, there were approximately 956 shareholders of record.

STOCK SPLIT IN THE FORM OF A DIVIDEND

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

       10 of 42



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



RESULTS OF OPERATIONS

For the Year Ended June 30, 2000 as compared to June 30, 1999.

Income from real estate operations was $12,581,000 for the year ended June 30, 2000 compared to $3,687,000 for the year ended June 30, 1999. The increase is primarily attributable to the increase in gains on sale of real estate to $11,837,000 from $2,884,000. During the year, the Company sold four properties located in St. Louis, Missouri, Middleton, Ohio, Cincinnati, Ohio, and San Antonio, Texas, respectively, for a total of $17,596,000 and recognized a total gain on sale of real estate of $11,837,000. Net proceeds from the sale of the properties were used to purchase five other properties in tax deferred exchanges. Four of the five properties purchased are located in Los Angeles, California and are significantly smaller than the properties sold. They contain approximately between 9 to 30 units. The fifth property is located in Austin, Texas and it consists of 190 units. As the result of the property exchanges, rental income decreased to $11,817,000 from $12,764,000 and property operating expenses decreased accordingly to $5,215,000 from $6,027,000. All other property rental expenses remained consistent with the prior year.

Income from investment transactions was $23,987,000 for the year ended June 30, 2000 compared to a loss of $4,108,000 for the year ended June 30, 1999. The increase is due to the change in net investment gains(losses) to net investment gains of $20,968,000 from a net loss of $6,450,000, the increase in dividend income to $2,150,000 from $945,000, and increase in equity income from Justice Investors to $3,935,000 from $3,093,000. The increases are offset by the increase in margin interest, trading and management expenses to $3,066,000 from $1,696,000.

The increase in dividend and interest income to $2,150,000 from $945,000 is a result of management's efforts to invest in more income producing investments.

The change in net investment gains (losses) to net investment gains of $20,968,000 from a net investment loss of $6,450,000 is due to the inclusion of $15,266,000 in net unrealized gains in current earnings as compared to a net unrealized loss of $3,700,000 that was included in the prior year earnings. The increase in net investment gains is also due to management's


       11 of 42




efforts to reposition the portfolio. During the prior year, the Company increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. This resulted in portions of the Company's investments in marketable securities being classified as "trading" for generally accepted accounting principles. After consultation with the Investment Committee of the Board of Directors, management has determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with Company's overall investment objectives and activities. As a result, beginning July 1, 1999, all unrealized gains and losses on the Company's investment portfolio are recorded through the income statement. Recognized investment gains and losses may fluctuate significantly from period to period, with a meaningful effect upon the Company's net earnings. However, in the opinion of management, the amount of recognized investment gain or loss for any given period has no predictive value, and variations in amounts from period to period have no practical analytical value.

The increase in margin interest, trading and management expenses to $3,066,000 from $1,696,000 is due to the maintenance of a larger margin balance during the year and the increased size of the Company's portfolio.

The increase in equity income from Justice Investors to $3,935,000 from $3,093,000 is primarily attributable to a 27% increase in hotel rental income due to an increase in the average daily room rate without a significant reduction in occupancy rates.

General and administrative expenses increased to $1,868,000 from $1,636,000 primarily due to the increase in salaries and bonuses as a result of the increase in the number of employees from 11 to 16 full-time employees and the increase in administrative related expenses as a result of the increase size of the Company.

Other income (expense) changed to income of $1,350,000 compared to an expense of $438,000 is primarily due to a $1,000,000 settlement received in December 1999 related to a disputed claim pertaining to certain royalty rights held by InterGroup, a $250,000 payment received from GPG in connection with the award of attorney fees, and a reduction in legal expenses during the current period.

The provision for income taxes changed to a tax expense of ($15,934,000) from a tax benefit of $1,005,000 primarily due to the significantly greater income generated in the current period.

Minority interest increased to ($2,862,000) from $51,000 primarily due to the increase in income generated by the Company's subsidiaries Santa Fe and Portsmouth.



FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. The Company generated cash flow of $489,000 from operating activities, used net cash flow of $1,641,000 for investing activities and generated net cash flow of $1,298,000 from financing activities during the year ended June 30, 2000.


<PAGE 12 of 42





During the year ended June 30, 2000, the Company sold four of its properties and received proceeds of $17,596,000. After the repayment of debt of $9,172,000, the majority of the net proceeds were used to purchase four properties in Los Angeles, California and a property in Austin, Texas for a total of $20,978,000. As a part of the purchases, the Company obtained new mortgages totaling $14,141,000. Management will pursue refinancing opportunities as considered necessary or when deemed economically favorable to the Company.

During the year, the Company also improved properties in the aggregate amount of $1,476,000. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, up to a total of 333,000 shares of its Common Stock. Such repurchases may be made at the discretion of management and depending upon market conditions. During the year ended June 30, 2000, the Company acquired an additional 89,900 shares of its Common Stock for $1,356,000.

Management anticipates that its net cash flow from real estate operations, securities transactions and real estate financing activities will be sufficient to fund any property acquisitions, property improvements, debt service requirements and operating expenses in fiscal year 2001. Management also anticipates that the net cash flow generated from future operating activities will be sufficient to meet its long-term debt service requirements.



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




       13 of 42






Item 7.  Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                             Page
                                                                       ----
Report of Independent Accountants                                       14
Consolidated Balance Sheet at June 30, 2000                             15
Consolidated Statements of Operations and Comprehensive
Income for the years ended June 30, 2000 and June 30, 1999              16
Consolidated Statements of Shareholders' Equity for the years
  ended June 30, 2000 and June 30, 1999                                 17
Consolidated Statements of Cash Flows for the years ended
  June 30, 2000 and June 30, 1999                                       18
Notes to Consolidated Financial Statements                              19





REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Shareholders of The Intergroup Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The Intergroup Corporation and its subsidiaries ("the Company") at June 30, 2000 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
Los Angeles, California
September 22, 2000

       14 of 42



                        THE INTERGROUP CORPORATION
                        CONSOLIDATED BALANCE SHEET

As of June 30,                                                  2000
                                                            -----------
                             ASSETS
Investment in real estate, at cost:
 Land                                                     $  15,772,000
 Buildings, improvements and equipment                       39,213,000
 Property held for sale or development                          319,000
                                                            -----------
                                                             55,304,000
 Less: accumulated depreciation                             (13,387,000)
                                                            -----------
                                                             41,917,000
Cash and cash equivalents                                       660,000
Restricted cash                                                 981,000
Investment in marketable securities                          87,092,000
Investment in Justice                                        10,640,000
Other investments                                               817,000
Rent and other receivables                                      194,000
Prepaid expenses and other assets                             1,869,000
                                                            -----------
        Total Assets                                      $ 144,170,000
                                                            ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Mortgage notes payable                                   $  41,656,000
 Obligation for securities sold                              29,366,000
 Due to securities brokers                                   29,976,000
 Accounts payable and other liabilities                       2,126,000
 Deferred income taxes                                        9,950,000
                                                             ----------
        Total Liabilities                                   113,074,000
                                                             ----------
Minority Interest                                            10,728,000
                                                             ----------
Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $.01 par value, 2,500,000 shares
  authorized; none issued                                             -
Common stock - Class A, $.01 par value, 2,500,000
  shares authorized: none issued                                      -
Common stock, $.01 par value, 4,000,000 shares
  authorized; 2,129,288 shares issued and 1,932,987
  outstanding                                                    21,000
Additional paid-in capital                                    8,686,000
Retained earnings                                            15,810,000
Note receivable - stock options                              (1,438,000)
Treasury stock, at cost, 196,301 shares                      (2,711,000)
                                                            -----------
        Total Shareholders' Equity                           20,368,000
                                                            -----------
        Total Liabilities and Shareholders' Equity         $144,170,000
                                                            ===========

The accompanying notes are an integral part of the consolidated financial statements.
       15 of 42


                     THE INTERGROUP CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended June 30,                        2000             1999
Real estate operations:                         -----------    -----------
 Rental income                                 $ 11,817,000   $ 12,764,000
 Rental expenses:
  Mortgage interest expense                       2,848,000      2,961,000
  Property operating expenses                     5,215,000      6,027,000
  Real estate taxes                               1,016,000        889,000
  Depreciation                                    1,994,000      2,084,000
                                                -----------    -----------
                                                    744,000        803,000
  Gain on sale of real estate                    11,837,000      2,884,000
                                                 ----------    -----------
  Income from real estate operations             12,581,000      3,687,000
                                                 ----------    -----------
Investment transactions:
 Dividend and interest income                     2,150,000        945,000
 Net investment gains(losses)                    20,968,000     (6,450,000)
 Margin interest, trading and management
   expenses                                      (3,066,000)    (1,696,000)
 Equity in net income of Justice Investors        3,935,000      3,093,000
                                                -----------     ----------
   Income(loss) from investment transactions     23,987,000     (4,108,000)
                                                -----------     ----------
Other income(expenses):
 General and administrative expenses             (1,868,000)    (1,636,000)
 Miscellaneous income(expenses)                   1,350,000       (438,000)
                                                 -----------   -----------
   Other expenses                                  (518,000)    (2,074,000)
                                                 -----------   -----------
Income(loss)before provision for income taxes    36,050,000     (2,495,000)

Provision for income tax (expense)benefit       (15,934,000)     1,005,000

Minority interest                                (2,862,000)        51,000
                                                 ----------    -----------
Income(loss) before extraordinary item           17,254,000     (1,439,000)

Extraordinary loss due to early extinguishment
 of debt less applicable income tax benefit
 of $199,000 in 1999                                      -       (298,000)
                                                 ----------    -----------
Net income(loss)                               $ 17,254,000   $ (1,737,000)
                                                 ==========    ===========
Earnings(loss) per share before
 extraordinary item                            $       8.75   $      (0.69)
Loss per share related to
 extraordinary item                                       -          (0.14)
                                                 ----------    -----------
Basic earnings(loss) per share                 $       8.75   $      (0.83)
                                                 ==========    ===========
Weighted average number of shares outstanding     1,971,322      2,092,297
                                                 ==========    ===========
Diluted earnings(loss) per share               $       8.13   $      (0.83)
                                                 ==========    ===========
Diluted weighted average number of shares
 outstanding                                      2,121,022      2,092,297
                                                 ==========    ===========
Comprehensive income(loss):
    Net income(loss)                           $ 17,254,000  $  (1,737,000)
    Unrealized holding loss on
     marketable securities                                -     (4,924,000)
    Reclassification adjustment for holding
     loss included in net earnings                        -      6,450,000
    Income tax benefit related to
     other comprehensive income                   5,387,000      1,407,000
    Adjustment for reclassification of the
     accumulated unrealized holding gains
     prior to July 1, 1999 to current earnings  (13,467,000)             -
                                                 ----------     ----------

    Comprehensive income                       $  9,174,000   $  1,196,000
                                                 ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

       16 of 42


                             THE INTERGROUP CORPORATION
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    Accumulated
                                                    other
                            Additional              comprehensive                Note
                   Common   paid-in     Retained    income,         Treasury     receivable
                   stock    capital     earnings    net of taxes    stock        options      Total
                   ------   ---------   ---------   ------------    -----------  -----------  ----------
Balance at
 June 30, 1998    $14,000   $8,686,000  $ 300,000   $ 5,147,000   $ ( 90,000) $(1,438,000)  $12,619,000

Net loss                               (1,737,000)                                           (1,737,000)

Purchase of
 treasury stock                                                     (1,265,000)              (1,265,000)

Three-for-two
 Stock split        7,000                  (7,000)



Unrealized holding
 gain on marketable
 securities,
 net of tax                                            2,933,000                               2,933,000
                   -------  ---------   ---------    -----------    ----------    ---------   ----------
Balance at
 June 30, 1999     $21,000 $8,686,000 $(1,444,000)   $ 8,080,000   $(1,355,000) $(1,438,000) $12,550,000

Net income                             17,254,000                                             17,254,000

Purchase of
 treasury stock                                                     (1,356,000)               (1,356,000)

Reclass unrealized
 holding gain, net
 of tax, to income                                    (8,080,000)                             (8,080,000)
                   -------  ---------   ---------    -----------    ----------    ---------   ----------
Balance at
 June 30, 2000     $21,000 $8,686,000 $15,810,000   $          -   $(2,711,000) $(1,438,000) $20,368,000
                   =======  =========  ==========     ==========    ==========    =========   ==========

The accompanying notes are an integral part of the consolidated financial statements.









       17 of 42



                         THE INTERGROUP COPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended June 30,                           2000          1999
                                               -----------    -----------
Cash flows from operating activities:
Net income(loss)                               $17,254,000    $(1,737,000)
Adjustments to reconcile net income(loss)
 to cash provided by operating
 activities:
  Depreciation of real estate                    1,994,000      2,084,000
  Other amortization                                     -        142,000
  Gain on sale of real estate                  (11,837,000)    (2,884,000)
  Net loss on sale of investments                        -      6,450,000
  Net unrealized gain on investments           (15,266,000)             -
  Equity in net income of Justice Investors     (3,935,000)    (3,093,000)
  Minority Interest                              2,862,000        (51,000)
  Changes in assets and liabilities:
   Restricted cash                                 478,000        272,000
   Prepaid expenses and other assets             1,895,000     (1,952,000)
   Investment in marketable securities         (27,945,000)             -
   Other investments                             2,194,000              -
   Accounts payable and other liabilities       (1,298,000)       449,000
   Due to securities broker                     12,220,000              -
   Obligations for securities sold              15,418,000              -
   Deferred taxes                                6,455,000        449,000
                                               -----------   ------------
    Net cash provided by operating activities      489,000        129,000
                                               -----------   ------------

Cash flows from investing activities:
Additions to buildings, improvements and
 equipment                                      (1,476,000)    (1,566,000)
Investment in real estate                      (20,978,000)    (1,937,000)
Proceeds from sale of real estate               17,596,000      7,232,000
Investment in Santa Fe                                   -        (61,000)
Investment in Portsmouth                          (199,000)             -
Purchase of investment securities                        -    (94,823,000)
Proceeds from the sale of investment
 securities                                              -     69,107,000
Decrease in other investments                            -       (692,000)
Distributions from Justice Investors             3,416,000      2,493,000
                                               -----------    -----------
  Net cash used in investing activities         (1,641,000)   (20,247,000)
                                                ----------    -----------
Cash flows from financing activities:
Principal payments on mortgage notes payable    (9,360,000)    (6,749,000)
Proceeds from real estate refinancing                    -      3,274,000
Borrowings from mortgage notes payable          14,141,000      1,306,000
(Payment of) borrowings from letter of
 credit                                         (2,000,000)     2,000,000
Increase in obligations for securities sold              -      3,328,000
Increase in due to securities
 brokers                                                 -     13,552,000
Dividends paid to minority shareholders           (127,000)      (127,000)
Purchase of treasury stock                      (1,356,000)    (1,265,000)
                                               -----------    -----------
Net cash provided by financing activities        1,298,000     15,319,000
                                               -----------    -----------
Net increase(decrease) in cash and cash
 equivalents                                       146,000     (4,799,000)
Cash and cash equivalents at beginning of
 period                                            514,000      5,313,000
                                               -----------    -----------
Cash and cash equivalents at end of period     $   660,000    $   514,000
                                               ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


       18 of 42
THE INTERGROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business and Significant Accounting Policies and Practices:

Description of the Business

The Intergroup Corporation ("Intergroup" or the "Company") was formed to buy, develop, operate and dispose of real property and to engage in various investment activities to benefit the Company and its shareholders.

As of June 30, 2000 and 1999, the Company had the power to vote 54.3% and 53.6%, respectively, of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (Nasdaq SmallCap: SFEF). Santa Fe's revenue is primarily generated through its 68.8% interest in Portsmouth Square, Inc. ("PSI"), which derives its revenue primarily through its 49.8% interest in Justice Investors ("Justice"), a California limited partnership. Justice owns the land, improvements and leaseholds known as the Holiday Inn Financial District/Chinatown, a 566-room hotel in San Francisco, California.

On June 30, 1998, the Company's Chairman and President entered into a voting trust giving the Company the power to vote the shares of Santa Fe common stock that he owned. As a result of this agreement, the Company had the power to vote on an additional 3.9% of the voting shares of Santa Fe.

Principles of Consolidation

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

The carrying value of real estate is assessed regularly by management based on the operating performance of each property, including the review of occupancy levels, operating budgets, estimated useful life and estimated future cash flows. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairment losses have been recognized during the years ended June 30, 2000 and 1999.


       19 of 42




Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement reserves for the operating properties and tenant security deposits that are invested in certificates of deposit.


Marketable Securities

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the income statement.

The cost of marketable securities sold is determined by the specific identification method.

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



       20 of 42




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

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. For the year ended June 30, 2000, 149,700 stock options were included diluted earnings per share. As the Company reported a loss for the year ended June 30, 1999, the inclusion of potentially dilutive common shares related to stock options (75,000 shares at June 30, 1999), would be anti-dilutive. Therefore, basic and diluted earnings per share for the year ended June 30, 1999 are the same.

2.  Investment in Real Estate:

At June 30, 2000, investments in real estate consisted of eleven multi-family apartment projects located throughout the United States, approximately 5.4 acres of unimproved land held for sale or development, an apartment complex owned by the Company and its majority owned subsidiary Santa Fe, and a commercial real estate property that serves as the Company's corporate headquarters. All of the projects are completed operating properties that are directly owned by the Company and its subsidiary, Santa Fe.

In May 2000, the Company sold the two-story, 224-unit apartment complex located in San Antonio, Texas for $6,500,000 and realized a gain of approximately $3,891,000. The Company received net proceeds of $4,382,000 after the repayment of the underlying mortgage of $1,823,000. In the same month, the Company purchased a two-story, 30-unit apartment complex located in Los Angeles, California for $7,500,000 in a tax-deferred exchange.

In September 1999, the Company sold the 22.4 acres of land located in St. Louis, Missouri for $5,450,000 and realized a gain of approximately $3,329,000. The Company received net proceeds of $3,185,000 after the repayment of the $2,000,000 letter of credit. In October 1999 and November 1999, respectively, the Company purchased a 14-unit multi-family apartment complex for $2,150,000 and a 9-unit multi-family apartment complex for

       21 of 42


$1,675,000 in connection with a 1031 tax-deferred exchange with the sale of the land. Both properties are located in Los Angeles, California.

In July 1999, the Company sold the two-story, 150-unit apartment complex located in Middletown, Ohio for $3,425,000 and realized a gain of approximately $2,374,000. The Company received net proceeds of $815,000 after the repayment of the underlying mortgage of $2,440,000. In November 1999, the Company purchased a 190-unit multi-family apartment complex located in Austin, Texas for $4,150,000 in connection with the 1031 tax-deferred exchange with the Middletown, Ohio property.

In July 1999, the Company sold the three-story, 100-unit apartment complex located in Cincinnati, Ohio for $3,125,000 and realized a gain of approximately $2,243,000. The Company received net proceeds of $1,736,000 after the repayment of the underlying mortgage of $1,216,000. In September 1999, the Company purchased a 27-unit multi-family apartment complex located in Los Angeles, California for $4,075,000 in connection with the 1031 tax-deferred exchange with the Cincinnati, Ohio property.

In July 1999, the Company purchased a 12-unit multi-family apartment complex located in Los Angeles, California for $1,305,000.

On March 31, 1999, the Company terminated its agreement with the management company and began to manage all the properties in-house. Prior to March 31, 1999, the Company utilized a third party management company to manage all of the Company's properties.


3.	Marketable Securities:

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. During fiscal year 1999, the Company increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. This resulted in portions of the Company's investments in marketable securities being classified as "trading" as defined by generally accepted accounting principles. After consultation with the Investment Committee of the Board of Directors, management determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with Company's overall investment objectives and activities. As a result, all unrealized gains and losses on the Company's investment portfolio were recorded through the income statement. For the year ended June 30, 2000, net unrealized gains on trading securities included in earnings were $15,266,000.

For the year ended June 30, 2000, net investment gains of $20,968,000 was comprised of gross gains and losses of $45,089,000 and $24,121,000, respectively. For the year ended June 30, 1999, net investment losses of $6,450,000 were comprised of gross gains and losses of $14,369,000 and $20,819,000, respectively.

Financial Instruments and Risk Management

The Company uses option contracts to hedge its investments in the underlying common stock. The purpose of the hedge is to protect against adverse movements in the underlying stock price. The Company sells call options (writes covered calls) in order to hedge market exposure. As of June 30, 2000, the proceeds received from writing call options and the fair market value of the obligation related to written call options aggregated $2,553,000 and $1,813,000, respectively. All unrealized gains or losses related to written call options are included in current earnings.

       22 of 42



4.  Investment in Justice:

The consolidated accounts include a 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land improvements and leasehold known as the Financial District Holiday Inn, a 566-room hotel in San Francisco, California. PSI is both a limited and general partner in Justice and records its investment in Justice on the equity basis.



Condensed financial statements for Justice Investors are as follows:

                              Justice Investors
                 Condensed Balance Sheet as of June 30, 2000

Total current assets                                        $ 2,304,000
Property, plant and equipment, net of accumulated
 depreciation of $11,555,000                                  5,016,000
Loan fees and deferred lease costs, net of
 accumulated amortization of $8,124                             147,000
   Total Assets                                             -----------
                                                            $ 7,467,000
                                                            ===========

Liabilities and partners' capital
Total current liabilities                                   $   237,000
Partners' capital                                             7,230,000
                                                            -----------
   Total Liabilities and Partners' Capital                  $ 7,467,000
                                                            ===========

                          Justice Investors
        Condensed Results of Operations for the year ended June 30,

                                                 2000             1999
                                          -----------      -----------
Revenues                                  $ 8,737,000      $ 7,107,000
Costs and expenses                           (835,000)        (895,000)
                                          -----------      -----------
Net income                                $ 7,902,000      $ 6,212,000
                                          ===========      ===========
5.  Other Investments:

Other investments primarily consist of investments in corporations and securities that are not traded on any exchange. Other investments are stated at cost, net of reserve for loss of $1,524,000, which approximates fair value.

6.  Mortgage Notes Payable:

In July 1999, the Company obtained a $778,000 mortgage note related to the purchase of the 12-unit apartment complex located in Los Angeles, California. The note carries an interest rate of 7.93% and matures on August 1, 2029.

In October 1999, the Company obtained a $1,150,000 mortgage note related to the purchase of the 14-unit apartment complex located in Los Angeles, California. The note carries an interest rate of 7.89% and matures on November 1, 2029.

In November 1999, the Company obtained a $858,000 mortgage note related to the purchase of the 9-unit apartment complex located in Los Angeles, California. The note carries an interest rate of 7.95% and matures on December 31, 2029.

       23 of 42


In November 1999, the Company obtained a $3,300,000 mortgage note related to the purchase of the 190-unit apartment complex located in Austin, Texas. The note is an interest only note that carries an interest rate of prime. As of June 30, 2000, prime was 9.5%. The note matures on November 9, 2001.

In April 2000, the Company obtained a $2,300,000 mortgage note related to the purchase of the 30-unit apartment complex located in Los Angeles, California. The note carries an interest rate of 7.54% and matures on June 1, 2030.

In June 2000, the Company obtained a $3,800,000 mortgage note payable for the 442-unit apartment complex located in Houston, Texas to replace the $3,450,000 mortgage note that matured on June 1, 2000. The new note carries an interest rate of 8.28% and matures on June 13, 2003.

In July 1999, the Company repaid the $2,440,000 mortgage note payable on the 150-unit apartment complex located in Middletown, Ohio as a result of its sale.

In July 1999, the Company repaid the $1,216,000 mortgage note payable on the 100-unit apartment complex located in Cincinnati, Ohio as a result of its sale.

In September 1999, the Company obtained a $1,955,000 mortgage note payable related to the purchase of the 27-unit Los Angeles, California apartment complex. The note carries an interest rate of 7.73% for the first 120 months and matures on October 1, 2029.

In May 2000, the Company repaid the $1,861,000 mortgage note payable on the 228-unit apartment complex located in San Antonio, Texas as a result of its sale.

At June 30, 2000, the Company had mortgage debt outstanding of $41,656,000. The mortgages carry fixed rates ranging from 6.62% to 10.00%. Each mortgage is secured by its respective land and building. The annual combined aggregate principal payments on the mortgage notes payable for the five-year period commencing July 1, 2000 are as follows:

                 Year ending June 30,
                      2001               $   485,000
                      2002                   518,000
                      2003                 4,202,000
                      2004                   541,000
                      2005                 4,872,000
                      Thereafter          31,038,000
                                         -----------
                       Total             $41,656,000
                                         ===========

At June 30, 2000, the total outstanding mortgage balance approximates the estimated fair value of the outstanding debt.

7.  Letter of Credit

In September 1999, the Company repaid the $2,000,0000 line of credit in conjunction with the sale of the 22.4 acres of land located in St. Louis, Missouri for $5,450,000. The line of credit had an interest rate of prime. As of June 30, 2000, the Company had no open line of credit.

8.  Due to Securities Broker:

Various securities brokers have advanced funds to the Company for the purchase of marketable securities under standard margin agreements.

       24 of 42



9.  Income Taxes:

The provision for the Company's income tax (expense)/benefit is comprised of the following:

                                                Year Ended June 30,
                                               2000             1999
                                           ----------        ----------
Current tax expense                      $ (2,683,000)      $  (800,000)
Deferred tax (expense) benefit            (13,251,000)        1,805,000
                                           ----------        ----------
                                         $(15,934,000)      $ 1,005,000
                                           ==========        ==========

The components of the deferred tax liability as of June 30, 2000, are as follows:

Deferred real estate gains                                  $ 4,693,000
Unrealized gain on marketable securities                      5,894,000
Depreciation and fixed asset differences                        983,000
Equity earnings of subsidiaries                                 357,000
                                                             ----------
   Gross deferred tax liabilities                            11,927,000
                                                             ----------

Capital loss carryforwards                                   (1,401,000)
Net operation loss carryforwards                               (699,000)
State income taxes                                             (191,000)
Other                                                           (47,000)
                                                             ----------
   Gross deferred tax (assets)                               (2,338,000)
     Valuation allowance                                        361,000
                                                             ----------
   Net deferred tax (assets)                                 (1,977,000)
                                                             ----------
Net deferred tax liability                                  $ 9,950,000
                                                             ==========

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:

                                                     Year Ended June 30,
                                                      2000         1999
                                                 -----------  -----------
Income tax at federal statutory rates           $(12,149,000)  $  848,000
State income taxes, net of federal benefit        (2,144,000)     138,000
Change in deferred liabilities and
 valuation allowance                              (1,641,000)           -
Other                                                      -       19,000
                                                 -----------  -----------
   Total income tax benefit(expense)            $(15,934,000)  $1,005,000
                                                 ===========  ===========

As of June 30, 2000, the Company had a net operating losses available for carryforward of approximately $3,922,000. The carryforward expires in varying amounts through the year 2008. The Company also has capital losses available for carryforward of $3,501,000 that expire in varying amounts through 2016.

       25 of 42


10.  Supplemental Cash Flow Information:

Cash paid for margin interest for the year ended June 30, 2000 and 1999 was $1,910,000 and $994,000, respectively. Cash paid for interest on mortgage notes payable for the year ended June 30, 2000 and 1999 was $2,351,000 and $2,567,000, respectively. Cash paid for income taxes aggregated $1,151,000 and $84,000 for the year ended June 30, 2000 and 1999, respectively.


11. Stock Options and Employee Stock Ownership Plan and Trust:

On December 8, 1998, the Company adopted and authorized a stock option plan (the "1998 Non-employee Directors Plan") for non-employee directors. The
1998 Non-employee Directors Plan provides for the granting of stock options to purchase shares of the Company's common stock to non-employee directors of the Company. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan may not exceed 100,000. During fiscal years 2000 and 1999, the Company granted stock options of 10,000 and 32,000 respectively, to the directors of the Company. These options have exercise prices of $12.25 and $12.00 per share, respectively. The options vest over a period of 2 years and have a term of 10 years.

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

Information relating to the stock options during the fiscal years ended June 30, 2000 and 1999 are as follows:
                                      Number of              Weighted-average
                                      Shares                 Exercise Price
                                      ----------             ---------------
Unexercised options
  outstanding at June 30, 1998:          15,000                   $35.11
Granted                                 182,000                   $11.90
Exercised                                     -                        -
Forfeited                                     -                        -
                                       --------                 --------
Unexercised options
  outstanding at June 30, 1999:         197,000                   $14.02
Granted                                  10,000                   $12.25
Exercised                                     -                        -
Forfeited                                     -                        -
                                       --------                 --------
Unexercised options
  outstanding at June 30, 2000:         207,000                   $13.60
                                       ========                 ========


                        Range of        Weighted Average  Weighted Average
Exercise Options        Exercise Price  Exercise Price    Remaining Life
----------------        --------------  ----------------  ----------------
June 30, 1999           $11.88-$44.44      $14.02           9.36 years
June 30, 2000           $11.88-$44.44      $13.60           8.36 years

       26 of 42


As required by FAS 123, the company has determined the pro-forma information as if the company had accounted for stock options granted since January 1, 1998, under the fair value method of FAS 123. The Black-Scholes option pricing model was used with the following weighted-average assumptions for 1999; risk-free interest rate of 5.28%; dividend yield of 0%; expected Common Stock market price volatility factor of 48.42; and a weighted-average expected life of the options of 10 years. The weighted-average fair value of options granted in fiscal years 2000 and 1999 were $17.01 and $7.87 per share, respectively. The aggregate fair value of the options granted in fiscal years 2000 and 1999 were $170,000 and $1,433,000, respectively.

Stock based compensation is accounted for under APB 25 and accordingly, no compensation cost has been recognized for stock options in the financial statements. Had compensation cost been determined based upon the fair value of the stock options at grant date and consistent with FAS 123, the Company's pro forma net loss and net loss per share (based on 47,500 and 102,200 options vested for fiscal years 2000 and 1999, respectively) are as follows:

                                               2000           1999
                                           -----------     ----------
  Net income(loss) - as reported           $17,254,000    ($1,737,000)
  Net income(loss) - pro forma             $16,415,000    ($2,529,000)
  Earnings(loss) per share - as reported         $8.13         ($0.83)
  Earnings(loss) per share - pro forma           $7.74         ($1.21)



In April 1986, the Company established an Employee Stock Ownership Plan and Trust ("ESOP" or the "Plan"), effective July 1985, which enabled eligible employees to receive an ownership interest in stock of the Company. The Company did not make ESOP contributions during fiscal 2000 or 1999. The Company distributed 1,680 shares (adjusted for stock split) to terminated employees during fiscal 1998. Effective November 15, 1998, the Plan was terminated and the interest of each participant was fully vested and nonforfeitable. The Plan benefits will be distributed in due course following appropriate governmental filings and approvals, notices to participants, and other procedures and actions considered appropriate by the Company. The termination of the Plan did not have a material effect on the financial statements of the Company.


12.  Commitments and Contingencies:

The lease on the Company's corporate headquarters expired on May 31, 1999. Rent expense was approximately $127,000 in 1999.

On February 22, 1995, the Company was named as a defendant in a shareholders' derivative suit filed against Santa Fe and certain directors of Santa Fe, arising out of the Company's investment in Santa Fe. On December 31, 1996, a final judgment was entered in favor of the Company. Effective as of April 25, 1997, the Company was awarded $296,000 in attorneys' fees and costs, plus interest at the statutory rate of 10%, as a prevailing party in that litigation. That award was subsequently affirmed on appeal. The Company made

       27 of 42



further application to the trial court for an award of attorneys' fees and costs expended in its successful defense of that judgment on appeal, which was granted, effective March 3, 2000, in the approximate amount of $78,000. Including accrued interest, the total amount of the attorney fee awards was in excess of $465,000 as of May 2000. On June 30, 2000, the Company received $250,000 on a security bond posted by plaintiffs as partial payment and have levied on various accounts of plaintiffs in an effort to collect the balance due on its judgment. The remaining unpaid balance will not be recorded until received.

On January 21, 2000, the Court of Appeal also affirmed an award of attorneys' fees and costs in favor of the director defendants and Santa Fe in the amount of $936,000, plus interest. On March 1, 2000, the plaintiffs filed a Petition for Review of that decision with the California Supreme Court. On September 20, 2000, the California Supreme Court dismissed that Petition for Review.
The award of attorney's fees will not be recorded until received.

On March 27, 1998, a wrongful termination action was filed in the Los Angeles County Superior Court by an ex-employee, officer and director against the Company and its President and Chairman. The Complaint seeks an award of back and future pay, employee benefits, restitution, unspecified punitive and special damages and attorneys' fees. As an officer and director, the Company's President and Chairman has requested indemnification from the Company as permitted by law and under the Bylaws and Articles of the Company. Due to a delay caused by plaintiff filing an unsuccessful appeal of an order denying his motion to disqualify the law firm representing the defendants, the case is still in its early stages and discovery has just recently recommenced. It is not possible to predict the outcome at this time.

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


13.  Related Party Transactions:

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

Gary N. Jacobs, a Director of the Company, is Of Counsel to the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. Through May 31, 2000 he was a senior partner of said firm, which provided legal services
to the Company during the years ended June 30, 2000 and 1999.   During the
years ended June 30, 2000 and 1999, the Company made payments of approximately $216,000 and $269,750, respectively to Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP.

       28 of 42


In May 1996, the Company's Chairman and President exercised options to purchase 187,500 shares of Common Stock at a price of $7.67 per share through a full recourse note due the Company on demand, but in no event later than May 2001. The note bears interest floating at the lower of 10% or the prime rate (9.50% at June 30, 2000) with interest payable quarterly. The balance of the note receivable of $1,438,000 is reflected as a reduction of shareholders' equity at June 30, 2000. During the fiscal year ended June 30, 2000 and 1999, the President of the Company made interest payments of approximately $131,000 and $122,000, respectively, on the note.


14. Extraordinary Item:

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


15. Subsequent Events:

During July through September 2000, the Company completed the purchase of five apartment complexes and an office building for a total of $10,465,000.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.




       29 of 42


                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2000:


                         Position with
    Name                  the Company         Age     Term to Expire
------------------     ------------------     ---    -----------------
Class A Directors:
John V. Winfield      Chairman of the Board;   53     2000 Annual Meeting
(1)(4)(5)(6)(7)(8)    President and Chief
                      Executive Officer
Josef A.
Grunwald (7)          Director                 52     2000 Annual Meeting

Class B Directors:

Gary N. Jacobs
(1)(6)(7)(8)(9)       Secretary; Director      56     2001 Annual Meeting

William J. Nance (1)
(2)(3)(4)(5)(6)(7)(9) Treasurer; Director      56     2001 Annual Meeting

Class C Directors:

Mildred Bond
Roxborough (2)        Director                 73     2002 Annual Meeting

John C. Love          Director                 60     2002 Annual Meeting
(3)(4)(5)(9)

Other Executive
Officers:

Gregory C. McPherson  Executive Vice           41      N/A
                      President;
                      Assistant Treasurer

Michael G. Zybala     Vice President           48      N/A
                      Operations;
                      Assistant Secretary
------------------

(1)  Member of the Executive Committee
(2)  Member of the Administrative and Compensation Committee
(3)  Member of the Audit and Finance Committee
(4)  Member of the Real Estate Investment Committee
(5)  Member of the Nominating Committee
(6)  Member of the Securities Investment Committee
(7)	Member of the Special Strategic Options Committee
(8)	Member of the Stock Option Administrative Committee (Non-employee
    Director Plan)
(9)	Member of the Stock option Administrative Committee (Key Officer,
    Employee Plan)


       30 of 42


Business Experience:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield -- Mr. Winfield was first appointed to the Board in
1982. He currently serves as the Company's Chairman of the Board, President and Chief Executive Officer, having first been appointed as such in 1987. Mr. Winfield also serves as President, Chairman and Chief Executive Officer of Santa Fe Financial Corporation ("Santa Fe") and Portsmouth Square, Inc. ("Portsmouth") and Chairman of the Board of Healthy Planet Products, Inc. ("Healthy Planet"), and Etz Lavud, Ltd., all public companies.

Josef A. Grunwald -- Mr. Grunwald is an industrial, commercial and residential real estate developer. He serves as Chairman of PDG N.V. (Belgium), a hotel management company, and President of I.B.E. Services S.A. (Belgium), an international trading company. Mr. Grunwald was first elected to the Board in 1987. Mr. Grunwald is also a Director of Portsmouth and Etz Lavud, Ltd.

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

Gary N. Jacobs -- Mr. Jacobs was appointed to the Board and as Secretary in 1998. Mr. Jacobs is Executive Vice President of MGM Mirage (NYSE: MGG) and Of Counsel to the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. Through May 31, 2000 he was a partner of said firm and the head of the corporate department. Mr. Jacobs graduated summa cum laude from Brandeis University and from Yale Law School, where he was Order of the Coif. He is a Trustee of the Natural History Museum of Los Angeles
County and a member of the Board of Overseers of Brandeis University's Graduate School of International Economics and Finance.

John C. Love -- Dr. Love was appointed to the Board in 1998. He is an independent consultant to the hospitality and tourism industries and was formerly a general partner in the national CPA and consulting firm of Pannell Kerr Forster. He is Chairman Emeritus of the Board of Trustees of Golden Gate University in San Francisco. Dr. Love is also a Director of Santa Fe and Portsmouth.

Gregory C. McPherson -- Mr. McPherson joined the Company in 1993.
Prior to joining the Company, Mr. McPherson was a private financial and strategic advisor, served as Vice President in the Investment Banking

       31 of 42



and Corporate Finance Department of Kemper Securities Group, Inc., was with Prudential Bache Capital Funding in their Mergers and Acquisitions and Financial Restructuring Group and was a manager at the public accounting firm of PricewaterhouseCoopers LLP. Mr. McPherson received an M.B.A. from the Harvard Business School and is a Certified Public Accountant. Effective March 23, 2000, Mr. McPherson was named as Interim President of Healthy Planet. He also serves as a special consultant to Portsmouth.

Michael G. Zybala -- Mr. Zybala was appointed Vice President Operations and Assistant Secretary of the Company on January 27, 1999. Mr. Zybala is an attorney at law and has served as a special legal consultant to the Company. Mr. Zybala is also the Vice President, Secretary and Treasurer of Santa Fe and Portsmouth and has served as their General Counsel since 1995. Mr. Zybala has provided legal services to Santa Fe and Portsmouth since 1978. Mr. Zybala is also a Director of Healthy Planet and has served as its Secretary since August 1998.

Family Relationships: There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings: No director or executive officer, or person nominated or chosen to become a director or executive officer, was involved in any legal proceeding requiring disclosure.



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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2000 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.



Item 10.	Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the named Executive Officers and one employee of the Company who earned more than $100,000 (salary and bonus) for all services rendered to the Company and its subsidiaries for fiscal years 2000, 1999 and 1998. There are currently no employment contracts with the Executive Officers.




       32 of 42


                          SUMMARY COMPENSATION TABLE
                                                                        Long-Term
                                    Annual Compensation                Compensation
                                    -------------------                ------------
                                                                         Awards
                                                                         ------
                                                                       Securities
Name and Principal                                     Other Annual    Underlying
Position                  Year     Salary      Bonus   Compensation    Options/SARs
-------------------      ------   -------      ------  -------------   ------------
John V. Winfield
Chairman; President       2000   $522,000(1)      -      $68,359(2)            -
and Chief Executive       1999   $457,572(1)      -      $56,200(2)      150,000(3)
Officer                   1998   $235,397(1)      -      $43,193(2)            -

Gregory C. McPherson      2000   $158,006(4)  $ 25,000          -
Executive Vice President; 1999   $170,331(4)  $ 10,000          -
and Assistant Treasurer   1998   $185,856(4)  $ 10,000          -

Michael G. Zybala         2000   $127,465(5)  $ 20,000          -
Vice President Operations 1999   $118,850(5)  $ 10,000          -

David C. Gonzalez         2000   $120,000     $100,000   $32,071(6)
Director of Real Estate   1999   $120,000     $ 55,000
                          1998   $105,000     $ 60,000
---------------------

(1) Mr. Winfield also serves as President and Chairman of the Board of of the Company's subsidiary, Santa Fe, and Santa Fe's subsidiary, Portsmouth. Mr. Winfield received salary and directors fees of $252,000, $200,282, and $133,319 from those entities during fiscal years 2000, 1999 and 1998, respectively, which amounts are included in this item.

(2) Amounts include an auto allowance and compensation for a portion of the salary of an assistant. The auto allowance was $29,700, $29,193 and $29,693 during fiscal years 1999, 1998 and 1997, respectively. The amount of compensation related to the assistant was approximately $32,000, $26,500 and $14,000 during fiscal years 2000, 1999 and 1998 respectively. During fiscal 2000 and 1999, the Company also paid annual premiums in the amount of $42,577 for a split dollar whole life insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payment to the beneficiary. During fiscal years 2000 and 1999 Santa Fe and Portsmouth also paid annual premiums on split dollar policies in the total amount of $41,500.

(3) On December 22, 1998 Mr. Winfield was granted options to purchase up to 150,000 shares of the Common Stock of the Company at an exercise price of $11.875 per share, which was the closing price of the Common Stock on the date of grant. The term of the options is for the period beginning December 22, 1998 and ending on December 21, 2008. No options may be exercised prior to June 8, 1999 and vest according to the following schedule: December 22, 1998 - 37,500 shares; January 27, 1999 - 37,500 shares; December 22, 1999 - 37,500 shares; December 22, 2000 - 37,500 shares.

(4) Mr. McPherson is a consultant of Portsmouth and received annual consulting fees of $88,200 during the fiscal years 2000, 1999 and 1998, which are included in this item.

(5) Mr. Zybala became Vice President Operations in January 1999. His salary and bonuses are allocated 30% to the Company and 70% to Santa Fe and Portsmouth.

(6) Amounts shown relate to forgiveness of unpaid balance on promissory note due to the Company.

       33 of 42


                  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

No stock option grants or Stock Appreciation Rights ("SARs") were made during the fiscal year ended June 30, 2000 to any of the named executive officers of the Company.



             AGGREGATE OPTIONS/SAR EXERCISES IN THE LAST FISCAL YEAR
                  AND FISCAL YEAR END OPTION/SAR VALUES

The following table contains information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs.

                                              Number of Securities
              Shares                         Underlying Unexercised      Value of Unexercised
           Acquired on        Value            Options/SARs as of        In-the-Money Options/
Name       Exercise (#)     Realized ($)         June 30, 2000            at June 30, 2000
----       ------------     -----------      -----------------------      --------------------
                                           Exercisable/Unexercisable   Exercisable/Unexercisable
                                           -------------------------   -------------------------
John V.
Winfield             -      $     -            112,500/37,500              $689,063/$229,688(1)
--------------

(1)	Based on the closing price of the Company's Common Stock on June 30, 2000 of $18.00 per share.



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

       34 of 42



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

Pursuant to the plan, the following non-employee directors of the Company were granted options during fiscal 2000 to purchase shares of Common Stock: Josef
A. Grunwald (2,000 shares); William J. Nance (2,000 shares); Mildred Bond Roxborough (2,000 shares); Gary N. Jacobs (2,000 shares); and John C. Love (2,000 shares). The exercise price for the options is $12.25 per share, which was the closing price of the Company's Common Stock on the Nasdaq National Market System as of the date of grant on July 1, 1999.


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

       35 of 42




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


Compensation of Directors

Each director is paid a fee of $1,500 per quarter for a total annual compensation of $6,000. The Chairman of the Board of Directors is eligible to receive $9,000 per annum. Directors also are eligible to receive $500 for each committee meeting attended and $600 for each committee meeting chaired. Members of the Audit Committee receive a fee of $500 per quarter. Directors who are also Executive Officers do not receive any fee for attending Board or Committee meetings. As an Executive Officer, the Company's Chairman has also elected to forego his annual board fee. The Directors are also eligible for grants of options to purchase shares of the Company's Common Stock pursuant to the 1998 Stock Option Plan for Non-Employee Directors.

Except for the foregoing, there are no other arrangements for compensation of Directors and there are no employment contracts between the Company and its Directors.



Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of September 15, 2000, certain information with respect to the beneficial ownership of Common Stock owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.

       36 of 42



Name and Address of           Amount and Nature
Beneficial Owner            of Beneficial Owner(1)     Percentage(2)
--------------------        ----------------------     --------------

John V. Winfield               1,038,438(3)                 50.1%
820 Moraga Drive
Los Angeles, CA 90049

Josef A. Grunwald                 85,045(2)                  4.4%
820 Moraga Drive
Los Angeles, CA 90049

William J. Nance                  50,250(2)                  2.6%
820 Moraga Drive
Los Angeles, CA 90049

Mildred Bond Roxborough           14,350(2)                    *
820 Moraga Drive
Los Angeles, CA 90049

Gary N. Jacobs                     7,050(2)(4)                 *
820 Moraga Drive
Los Angeles, CA 90049

John C. Love                       4,800(2)                    *
820 Moraga Drive
Los Angeles, CA 90049

Gregory C. McPherson               8,993(5)                    *
820 Moraga Drive
Los Angeles, CA 90049

Michael G. Zybala                      0                       *
820 Moraga Drive
Los Angeles, CA 90049

All Directors and
Executive Officers as a
Group (8 persons)              1,208,926                    57.1%
------------------
*  Ownership does not exceed 1%.

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,929,237 shares of Common Stock outstanding at September 15, 2000, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. The following options are included in directors shares: Joseph Grunwald - 12,000 shares; William J. Nance - 12,000 shares; Mildred Bond Roxborough - 12,000 shares; Gary N. Jacobs 4,800 shares; John C. Love 4,800 shares.

(3) Includes 31,113 shares allocated to Mr. Winfield under the ESOP and 112,500 shares of which Mr. Winfield has the right to acquire pursuant to options. Does not include an additional 15,151 shares held by the ESOP with respect to which Mr. Winfield, as trustee, would have the power to vote if voting instructions are not provided by the participants on a timely basis.

(4) Other than his options, all shares of Mr. Jacobs are held by the Gary and Robin Jacobs Family Trust.

(5)  Includes 3,594 shares allocated to Mr. McPherson under the ESOP.

       37 of 41

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

On December 4, 1998, the Administrative and Compensation Committee authorized the Company to obtain whole life and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal 2000 and 1999, the Company paid annual premiums in the amount of $42,577 for the split dollar whole life insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

On June 30, 1998, the Company's Chairman and President entered into a voting trust agreement with the Company giving the Company the power to vote on his 3.7% interest in the outstanding shares of the Santa Fe common stock.

In May 1996, the Company's Chairman and President exercised options to purchase 421,875 shares (adjusted for stock splits) of Common Stock at a price of $3.41(adjusted for stock splits) per share through a full recourse note due the Company on demand, but in no event later than May 2001. The note bears interest floating at the lower of 10% or the prime rate (9.50% at June 30, 2000) with interest payable quarterly. The balance of the note receivable of $1,438,000 is reflected as a reduction of shareholders' equity at June 30, 2000. During the fiscal years ended June 30, 2000 and 1999, the President of the Company made interest payments of approximately $131,000 and $122,000, respectively in connection with the note relating to his 1996 exercise of stock options.

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

       38 of 42

Gary N. Jacobs, a Director of the Company, is Of Counsel to the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. Through May 31, 2000 he was a senior partner of said firm, which provided legal services
to the Company during the years ended June 30, 2000 and 1999.   During the
years ended June 30, 2000 and 1999, the Company made payments of approximately $216,000 and $269,750, respectively to Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP.


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

       39 of 42



(7) Intergroup Whisperwood, Inc. (incorporated on June 20, 1994 in PA)
(8) Intergroup Eagle Creek, Inc. (incorporated on April 15, 1994 in TX)
(9) Intergroup Entertainment Corp. (incorporated on December 23, 1993 in DE)
(10) Mutual Real Estate Corp. (incorporated on March 10, 1994 in TX)
(11) WinGroup Capital (incorporated on September 21, 1994 in CA)
(12) Broadview Enterprises, Inc. (incorporated April 14, 1995 in MO)
(13) Wayward, Inc. (incorporated April 18, 1995 in MO)
(14) Golden West Entertainment, Inc. (incorporated February 15, 1990 in CA)
(15) Golden West Television Productions, Inc. (incorporated September 17, 1991 in CA)
(16) Golden West Television Productions, Inc. (incorporated March 17, 1986 in
     NY)
(17) Intergroup The Trails, Inc. (incorporated on September 14, 1994 in TX)
(18) Intergroup Meadowbrook Gardens, Inc. (incorporated on June 23, 1994 in
     NJ)
(19) Intergroup Pine Lake, Inc. (incorporated on February 9, 1996 in KY)
(20) Bellagio Capital Fund, LLC (established on June 18, 1997 in CA)
(21) Intergroup Casa Maria, Inc. (incorporated on April 3, 1997 in TX)
(22) Casa Maria Limited Partnership (established August 19, 1993 in KS)
(23) Healthy Planet Communications, Inc. (incorporated July 3, 1997 in CA)
(24) Santa Fe Financial Corporation (incorporated July 25, 1967 in NV)
(25) Portsmouth Square, Inc. (incorporated July 6, 1967 in CA)
(26) 2301 Bel-Air Equity, Inc. (incorporated May 25, 2000 in CA)
(27) 11378 Ovada Properties, Inc. (incorporated June 21, 2000 in CA)
(28) 11371 Ovada Properties, Inc. (incorporated May 25, 2000 in CA)
(29) 11361 Ovada Properties, Inc. (incorporated June 1, 2000 in CA)
(30) 11680 Bellagio Properties, Inc. (incorporated May 25, 2000 in CA)
(31) North Sepulveda Properties, Inc. (incorporated June 21, 2000 in CA)


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



       40 of 42


                                SIGNATURES
                                ----------

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  THE INTERGROUP CORPORATION
                                                        (Registrant)

Date: September 25, 2000           by /s/ John V. Winfield
      ------------------              ---------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer


Date: September 25, 2000           by /s/ Gregory C. McPherson
      ------------------              --------------------------------------
                                      Gregory C. Mc Pherson,
                                      Executive Vice President


Date: September 25, 2000           by /s/ Michael G. Zybala
      ------------------              --------------------------------------
                                      Michael G. Zybala,
                                      Vice President Operations


Date: September 25, 2000           by /s/ David Nguyen
      ------------------              --------------------------------------
                                      David Nguyen, Controller
                                     (Principal Accounting Officer)

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: September 25, 2000            /s/ John V. Winfield
    --------------------            ---------------------------------------
                                    John V. Winfield, Chairman of the Board,
                                    President and Chief Executive Officer

Date: September 25, 2000            /s/ Josef A. Grunwald
      ------------------            ---------------------------------------
                                    Josef A. Grunwald, Director

Date: September 25, 2000            /s/ Gary N. Jacobs
      ------------------            ----------------------------------------
                                    Gary N. Jacobs, Director

Date: September 25, 2000            /s/ John C. Love
      ------------------            ----------------------------------------
                                    John C. Love, Director

Date: September 25, 2000            /s/ William J. Nance
      ------------------            ---------------------------------------
                                    William J. Nance, Director

Date: September 25, 2000            /s/ Mildred Bond Roxborough
      ------------------            ---------------------------------------
                                    Mildred Bond Roxborough


       41 of 42