Form 10QSB
period 2000-09-30
INTERGROUP CORP
filed 2000-11-13
CIK 69422

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                 FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of October 31, 2000 was 1,905,587 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                         THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB




PART  I.     FINANCIAL INFORMATION

Item  1.  Consolidated Financial Statements:

Consolidated Balance Sheet (unaudited)
As of September 30, 2000                                                3

Consolidated Statements of Operations and
 Comprehensive Income (unaudited)
For the Three Months Ended September 30, 2000 and 1999                  4

Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended September 30, 2000 and 1999                  5


Notes to Consolidated Financial Statements                              6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   9



Part II.       Other Information                                       11

Item 1. Legal Proceedings                                              11
Item 6. Exhibits and Reports on Form 8-K                               11

Signatures                                                             12


                          THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


As of September 30,                                                     2000
                                                                   ---------
Assets
Investment in real estate, at cost:
  Land                                                           $ 21,225,000
  Buildings, improvements and equipment                            44,855,000
  Property held for sale or development                               319,000
                                                                  -----------
                                                                   66,399,000
Less:  accumulated depreciation                                   (13,940,000)
                                                                  -----------
                                                                   52,459,000
Cash and cash equivalents                                             974,000
Restricted cash                                                     1,219,000
Investment in marketable securities                                79,380,000
Investment in Justice Investors                                    11,246,000
Other investments                                                   1,202,000
Prepaid expenses and other assets                                   2,061,000
                                                                  -----------
   Total assets                                                  $148,541,000
                                                                  ===========
Liabilities and Shareholders' Equity
Liabilities
 Mortgage notes payable                                          $ 52,690,000
 Obligation for securities sold                                    32,426,000
 Due to securities broker                                          17,779,000
 Accounts payable and accrued expenses                              2,655,000
 Deferred income taxes                                             10,165,000
                                                                  -----------
   Total liabilities                                              115,715,000
                                                                  -----------
Minority interest                                                  11,594,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares authorized;
    none issued                                                             -
  Common stock, $.01 par value, 4,000,000 shares authorized;
    2,129,288 issued, 1,932,987 outstanding                            21,000
  Common stock, class A $.01 par value, 2,500,000 authorized;
    none issued                                                             -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                16,674,000
  Note receivable - stock options                                 ( 1,438,000)
  Treasury stock, at cost, 196,301 shares                         ( 2,711,000)
                                                                  -----------
Total shareholders' equity                                         21,232,000
                                                                  -----------
Total liabilities and shareholders' equity                       $148,541,000
                                                                  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the Three Months ended September 30,               2000          1999
                                                  ----------     ---------
Real estate operations:
Rental income                                    $ 3,141,000   $  2,842,000
Rental expenses:
 Mortgage interest expense                          (863,000)      (632,000)
 Property operating expenses                      (1,264,000)    (1,219,000)
 Real estate taxes                                  (235,000)      (185,000)
 Depreciation                                       (552,000)      (458,000)
                                                  ----------      ---------
                                                     227,000        348,000
Gain on sale of real estate                                -      7,628,000
                                                  ----------      ---------
Income from real estate operations                   227,000      7,976,000

Investment transactions:
Net investment gains                               1,663,000     13,227,000
Dividend and interest income                         551,000        348,000
Margin interest, trading & management expenses    (  951,000)    (  626,000)
Equity in net income of Justice Investors          1,206,000      1,063,000
                                                  ----------     ----------
  Income from investment transactions              2,469,000     14,012,000
                                                  ----------     ----------
Other income(expense):
General and administrative expenses               (  422,000)    (  406,000)
Miscellaneous income(expense)                        147,000     (   22,000)
                                                  ----------     ----------
  Other expense                                   (  275,000)    (  428,000)
                                                  ----------     ----------
Income before provision for income taxes
 and minority interest                             2,421,000     21,560,000
Provision for income tax expense                  (  618,000)    (9,062,000)
                                                  ----------     ----------
Income before minority interest                    1,803,000     12,498,000
Minority interest                                   (939,000)    (1,191,000)
                                                  ----------     ----------
Net income                                       $   864,000    $11,307,000
                                                  ==========     ==========
Basic earnings per share                         $       .45    $      5.62
                                                  ==========     ==========
Weighted average number of shares outstanding      1,929,237      2,011,587
                                                  ==========     ==========
Diluted earnings per share                       $       .42    $      5.42
                                                  ==========     ==========
Diluted weighted average number of shares
 outstanding                                       2,078,937      2,086,162
                                                  ==========     ==========
Comprehensive Income:
  Net income                                     $   864,000    $11,307,000
  Adjustment for reclassification of the
   accumulated unrealized holding gains prior
   to July 1, 1999 to earnings                             -    (13,467,000)
  Income tax benefit related to other
   comprehensive income                                    -      5,387,000
                                                  ----------     ----------
  Total comprehensive income                      $  864,000    $ 3,227,000
                                                  ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.


                      THE INTEGROUP CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

For the Three Months Ended September 30,             2000             1999
                                                 -------------    ------------
Cash flows from operating activities:
  Net income                                    $     864,000    $ 11,307,000
  Adjustments to reconcile net income
    to cash provided by(used in) operating
    activities:
     Depreciation of real estate                      552,000         458,000
     Gain on sale of real estate                            -     ( 7,628,000)
     Net unrealized gain on investments            (2,879,000)    (21,547,000)
     Equity in net income from Justice
      Investors                                   ( 1,206,000)    ( 1,063,000)
     Minority interest                                939,000       1,191,000
     Changes in assets and liabilities:
      Restricted cash                                (238,000)        (30,000)
      Investment in marketable securities          10,555,000      11,691,000
      Other investments                              (385,000)        294,000
      Prepaid expenses and other assets                 3,000       1,747,000
      Accounts payable and other liabilities          529,000     ( 1,854,000)
      Due to broker                               (12,197,000)      2,221,000
      Obligations for securities sold               3,060,000         511,000
      Deferred income taxes                           215,000       3,336,000
                                                 ------------    ------------
Net cash (used in)provided by operating
  activities                                         (188,000)        634,000
                                                 ------------    ------------
Cash flows from investing activities:
  Additions to buildings, improvements
   and equipment                                     (538,000)      ( 226,000)
  Investment in real estate                       (10,557,000)    ( 5,387,000)
  Proceeds from sale of real estate                         -      11,524,000
  Distributions from Justice Investors                627,000         488,000
  Investment in Portsmouth Stock                       (1,000)       (130,000)
                                                     --------      ----------
Net cash (used in)provided by investing
  activities                                      (10,469,000)      6,269,000
                                                   ----------      ----------
Cash flows from financing activities:
  Principal payments on mortgage notes payable    ( 3,915,000)    ( 3,771,000)
  Borrowings from mortgage notes payable           10,949,000       2,733,000
  Increase(decrease) in line of credit              4,000,000      (2,000,000)
  Purchase of treasury stock                                -     (   236,000)
  Dividends paid to minority shareholders             (63,000)        (61,000)
                                                   ----------      ----------
Net cash provided by(used in) financing
  activities                                       10,971,000     ( 3,335,000)
                                                   ----------      ----------
Net increase in cash and cash equivalents             314,000       3,568,000
Cash and cash equivalents at beginning of
 period                                               660,000         514,000
                                                   ----------     -----------
Cash and cash equivalents at end of period       $    974,000     $ 4,082,000
                                                   ==========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. General:

The consolidated financial statements included herein are unaudited; however, in the opinion of The InterGroup Corporation (the "Company"), the interim financial information contains all adjustments, including normal recurring adjustments, necessary to present fairly the results for the interim period. These consolidated financial statements include the accounts of the Company and its subsidiaries and should be read in conjunction with the Company's June 30, 2000 audited consolidated financial statements and notes thereto.

As of September 30, 2000, the Company had the power to vote 54.3% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (Nasdaq SmallCap: SFEF). Santa Fe's revenue is primarily generated through its 68.8% interest in Portsmouth Square, Inc. ("PSI"), which derives its revenue primarily through its 49.8% interest in Justice Investors ("Justice"), a California limited partnership. Justice owns the land, improvements and leaseholds known as the Holiday Inn Financial District/Chinatown, a 566-room hotel in San Francisco, California.

Certain reclassifications have been made to the financial statements as of September 30, 1999 and for the three months then ended to conform with the current quarter presentation.

2. Investment in Real Estate

In July 2000, the Company purchased three apartment complexes located in Los Angeles, California for a total of $6,493,000. To finance the purchases, the Company obtained three mortgage notes aggregating $3,824,000.

In August 2000, the Company purchased two apartment complexes located in Los Angeles, California for a total of $2,306,000. To finance the purchases, the Company obtained two mortgage notes aggregating $1,180,000.

In September 2000, the Company purchased a commercial real estate property located in Los Angeles, California for $1,758,000. As part of the purchase, the Company assumed an $875,000 mortgage note.

In August 2000, the Company obtained a second mortgage on one of its properties in the amount of $1,270,000. In the same period, the Company refinanced one of its mortgage notes in the amount of $3,787,000 and obtained a new mortgage note payable in the amount of $3,800,000 and entered into a line of credit agreement with an available balance of $4,000,000. Both the $3,800,000 mortgage note and the $4,000,000 line of credit are collateralized by the same property. As of September 30, 2000, the outstanding balance on the line of credit was $4,000,000.


3. Marketable Securities:

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in net gains on marketable securities of $1,663,000 are net realized losses of $1,216,000 and net unrealized gains of $2,879,000.

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

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

                                                     September 30, 2000
                                                     ------------------
Assets
Total current assets                                      $3,599,276
Property, plant and equipment, net of
  accumulated depreciation of $11,653,103                  4,922,579
Loan fees and deferred lease costs,
  net of accumulated amortization of $171,107                139,306
                                                           ---------
    Total assets                                          $8,661,161
                                                           =========

Liabilities and partners' capital
Total current liabilities                                 $  270,487
Partners' capital                                          8,390,674
                                                           ---------
    Total liabilities and partners' capital               $8,661,161
                                                           =========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


For the three months ended September 30,      2000           1999
                                           ----------     ----------
Revenues                                   $2,627,850     $2,344,385
Costs and expenses                           (206,903)      (209,301)
                                            ---------      ---------
Net income                                 $2,420,947     $2,135,084
                                            =========      =========



5. Commitments and Contingencies:

Guinness Peat Group plc, et al. v. Robert N. Gould, et al., Case No. 685760, filed on February 22, 1995 in the Superior Court of the State of California for the County of San Diego. As previously reported, the Company was awarded its attorneys' fees and costs as the prevailing party in that litigation and on appeal. Including interest, the total amount of the attorney fee awards was in excess of $465,000 as of May 25, 2000. On June 30, 2000, the Company received $250,000 on a security bond posted by plaintiffs. On January 21, 2000, the Court of Appeal also affirmed an award of attorneys' fees and costs in favor of the Company's subsidiary, Santa Fe, and the director defendants in the amount of $936,000, plus interest at the statutory rate of 10%. On March 1, 2000, the plaintiffs filed a Petition for Review of that decision with the California Supreme Court. On September 20, 2000, the California Supreme Court entered an order dismissing the Petition for Review. As of September 30,

2000, the total amount due on Santa Fe's judgment was $1,179,404. Santa Fe will also make application to recover its attorneys' fees and costs incurred in successfully defending its judgment on appeal. The Company will not record the awards of attorneys' fees until received.


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


6. Related Parties

The Company's President and Chief Executive Officer, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer of Portsmouth and Santa Fe and directs the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Portsmouth and Santa Fe may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Portsmouth and Santa Fe, at risk in connection with investment decisions made on behalf of the Company.


7.	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. Included in the diluted weighted average number of common shares outstanding as of September 30, 2000 are 149,700 stock options.


8. Subsequent Events

In October 2000, the Company received $222,754 in recovery of the balance of its judgment for attorneys' fees and interest thereon. The amount will be recorded as other income in the next quarter.

In November 2000, the Company's subsidiary, Santa Fe, received $1,188,618 in recovery of its judgment for attorneys' fees and interest thereon. The amount will be recorded as other income in the next quarter.



Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The discussion below and elsewhere in this report includes forward-looking statements about the future business results and activities of the Company, which, by their very nature, involve a number of risks and uncertainties.
When used in this discussion, the words "estimate", "project", "anticipate" and similar expressions, are subject to certain risks and uncertainties, such as changes in general economic conditions, local real estate markets, and competition, as well as uncertainties relating to uninsured losses, securities markets, and litigation, including those discussed below and in the Company's Form 10-KSB for the fiscal year ended June 30, 2000, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements.
The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2000 Compared to the
Three Months Ended September 30, 1999

Income from real estate operations was $227,000 for the three months ended September 30, 2000 as compared to $7,976,000 for the three months ended September 30, 1999. The decrease in income from real estate operations is primarily due to the decrease in gains on sale of real estate. During the three months ended September 30, 1999, the Company sold three properties for a cumulative gain on sale of real estate of $7,628,000. During the quarter ended September 30, 2000, the Company did not sell any properties. Rental income increased to $3,141,000 from $2,842,000 and total rental expenses increased to $2,914,000 from $2,494,000, respectively, as result of the purchase of six additional properties. Mortgage notes payable increased to $52,690,000 at September 30, 2000 from $35,837,000 at September 30, 1999 as result of the Company's purchases of additional properties from September 30, 1999 to September 30, 2000. This resulted in the increase in mortgage interest expense to $863,000 from $632,000.

Income from investment transactions was $2,469,000 for the three months ended September 30, 2000 as compared $14,012,000 for the three months ended September 30, 1999. The decrease in income from investment transactions is primarily due to the decrease in net investments gains to $1,663,000 from $13,227,000 as a result of the reclassification of holding gains on marketable securities during the quarter ended September 30, 1999. During the three months ended September 30, 1999, the Company reclassified its accumulated unrealized holding gains on marketable securities of $13,467,000 from the balance sheet to earnings. The unrealized holding gains were accumulated over the years up to June 30, 1999 and recognized in the earnings for the quarter ended September 30, 1999. Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Dividend and interest income increased to $551,000 from $348,000 as a result of management investing in more income yielding investments.

The increase in margin interest, trading and management expenses to $951,000 from $626,000 is due to the maintenance of higher margin balances in the current quarter and the increased size of the Company's portfolio.

The increase equity in net income of Justice Investors to $1,206,000 from $1,063,000 was primarily attributable to the increase in the average daily room rate and an increase in occupancy of the hotel during the current quarter.

Miscellaneous income/(loss) changed to income of $147,000 from a loss of $22,000 is primarily due to the receipt of approximately $121,000 in legal reimbursements from our insurance carriers and a reduction in legal costs.

The provision for income taxes decreased to $618,000 from $9,062,000 due to the decrease in income.

Minority interest decreased to $939,000 from $1,191,000 as result of the reduced income generated by Santa Fe.


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both.
The Company used net cash flow of $188,000 from operating activities, used net cash flow of $10,469,000 from investing activities and generated net cash flow of $10,971,000 from financing activities during the three months ended September 30, 2000.

During the three months ended September 30, 2000, the Company purchased six real estate properties in Los Angeles, California for a total of $10,557,000. To complete the purchases, the Company borrowed $5,879,000 in the form of mortgage notes. During the quarter, the Company also refinanced one of its mortgages and obtained a new line of credit of $4,000,000 on the same property. The line of credit was fully drawn on as of September 30, 2000. In addition, the Company obtained a second mortgage on one of its properties in the amount of $1,270,000. Management will continue to refinance its mortgage notes as considered necessary or when deemed economically favorable to the Company.

During the three months ended September 30, 2000, the Company made property improvements on existing and new properties in the aggregate amount of $538,000. Management believes the improvements to the properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, up to a total of 333,000 shares (adjusted for two stock splits) of its Common Stock. Such repurchases may be made at the discretion of management and depending upon market conditions. There were no purchases of treasury stock during the quarter. As of September 30, 2000, the Company had current assets of $83,634,000 and current liabilities of $52,860,000. Current assets consist of cash, marketable securities, prepaid expenses and other assets. Current liabilities consist of due to securities broker, obligations for securities sold, and accounts payable and accrued expenses. The Company remains liquid and management believes that its capital resources are currently adequate to meet its short and long-term obligations.

                         PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

The following is furnished to update information previously reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

Guinness Peat Group plc, et al. v. Robert N. Gould, et al., Case No. 685760, filed on February 22, 1995 in the Superior Court of the State of California for the County of San Diego. As previously reported, the Company was awarded its attorneys' fees and costs as the prevailing party in that litigation and on appeal. Including interest, the total amount of the attorney fee awards was in excess of $465,000 as of May 25, 2000. On June 30, 2000, the Company received $250,000 on a security bond posted by plaintiffs and on October 13, 2000 received an additional $222,754 as a result of levying on certain accounts of plaintiffs.

On January 21, 2000, the Court of Appeal also affirmed an award of attorneys' fees and costs in favor of the Company's subsidiary, Santa Fe, and the director defendants in the amount of $936,000, plus interest at the statutory rate of 10%. On March 1, 2000, the plaintiffs filed a Petition for Review of that decision with the California Supreme Court. On September 20, 2000, the California Supreme Court entered an order dismissing the Petition for Review. On November 2, 2000, Santa Fe received $1,188,618 from plaintiffs, which represented the total amount of attorneys' fees and accrued interest due on its original judgment. Santa Fe has also made application to recover its attorneys' fees and costs incurred in successfully defending its judgment on appeal.




Item 6.  Exhibits and Reports on Form 8-K

(a)	  Exhibits - Exhibit No. 27, Financial Data Schedule

(b)	  Form 8-K - There were no Form 8-K filings during the quarter ended September 30, 2000.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 THE INTERGROUP CORPORATION
                                                       (Registrant)

Date: November 8, 2000                         by /s/   John V. Winfield
                                                 ----------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: November 8, 2000                        by /s/   Gregory C. McPherson
                                                -----------------------------
                                                Gregory C. McPherson,Executive
                                                Vice President and Assistant
                                                Treasurer


Date: November 8, 2000                        by /s/   Michael G. Zybala
                                                -----------------------------
                                                Michael G. Zybala
                                                Vice President Operations and
                                                Assistant Secretary


Date: November 8, 2000                        by /s/   David Nguyen
                                                -----------------------------
                                                 David Nguyen, Controller
                                                (Principal Accounting Officer)