Form 10QSB
period 2000-12-31
INTERGROUP CORP
filed 2001-02-14
CIK 69422

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                 FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of February 12, 2001 was 1,904,899 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                         THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB




PART  I.     FINANCIAL INFORMATION

Item  1.  Consolidated Financial Statements:

Consolidated Balance Sheet (unaudited)
As of December 31, 2000                                                3

Consolidated Statements of Operations and
 Comprehensive Income (unaudited)
For the Three Months Ended December 31, 2000 and 1999                  4

Consolidated Statements of Operations and
 Comprehensive Income (unaudited)
For the Six Months Ended December 31, 2000 and 1999                    5

Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended December 31, 2000 and 1999                    6


Notes to Consolidated Financial Statements                             7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 10



Part II.       Other Information                                      13

Item 1. Legal Proceedings                                             13
Item 4. Submission of Matters to a Vote of Security Holders           14
Item 6. Exhibits and Reports on Form 8-K                              14

Signatures                                                            15

                          THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

As of December 30,                                                     2000
                                                                   ---------
Assets
Investment in real estate, at cost:
  Land                                                           $ 22,482,000
  Buildings, improvements and equipment                            46,739,000
  Property held for sale or development                               498,000
                                                                  -----------
                                                                   69,719,000
Less:  accumulated depreciation                                   (14,531,000)
                                                                  -----------
                                                                   55,188,000
Cash and cash equivalents                                             956,000
Restricted cash                                                       943,000
Investment in marketable securities                                87,972,000
Investment in Justice Investors                                     9,719,000
Other investments                                                   1,201,000
Prepaid expenses and other assets                                   2,078,000
                                                                  -----------
   Total assets                                                  $158,057,000
                                                                  ===========
Liabilities and Shareholders' Equity
Liabilities
 Mortgage notes payable                                          $ 54,263,000
 Obligation for securities sold                                    32,230,000
 Due to securities broker                                          31,526,000
 Accounts payable and accrued expenses                              5,053,000
 Deferred income taxes                                              6,599,000
                                                                  -----------
   Total liabilities                                              129,671,000
                                                                  -----------
Minority interest                                                  11,537,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares authorized;
    none issued                                                             -
  Common stock, $.01 par value, 4,000,000 shares authorized;
    2,129,288 issued, 1,904,899 outstanding                            21,000
  Common stock, class A $.01 par value, 2,500,000 authorized;
    none issued                                                             -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                12,859,000
  Note receivable - stock options                                 ( 1,438,000)
  Treasury stock, at cost, 224,389 shares                         ( 3,279,000)
                                                                  -----------
Total shareholders' equity                                         16,849,000
                                                                  -----------
Total liabilities and shareholders' equity                       $158,057,000
                                                                  ===========


The accompanying notes are an integral part of the consolidated financial statements.


                         THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the Three Months ended December 31,               2000          1999
                                                  ----------     ---------
Real estate operations:
Rental income                                    $ 3,174,000   $  2,957,000
Rental expenses:
 Mortgage interest expense                          (891,000)      (676,000)
 Property operating expenses                      (1,369,000)    (1,344,000)
 Real estate taxes                                  (264,000)      (219,000)
 Depreciation                                       (587,000)      (478,000)
                                                  ----------      ---------
Income from real estate operations                    63,000        240,000
                                                  ----------      ---------
Investment transactions:
Net investment losses                             (5,525,000)      (145,000)
Dividend and interest income                         366,000        590,000
Margin interest, trading & management expenses      (954,000)      (812,000)
Equity in net income of Justice Investors            960,000        871,000
                                                  ----------     ----------
  Income(loss) from investment transactions       (5,153,000)       504,000
                                                  ----------     ----------
Other income(expense):
General and administrative expenses                 (384,000)      (384,000)
Other (expense)income                             (1,021,000)     1,068,000
                                                  ----------     ----------
  Other (expense)income                           (1,405,000)       684,000
                                                  ----------     ----------
Income(loss) before provision for income
 taxes and minority interest                      (6,495,000)     1,428,000
Provision for income tax benefit (expense)         2,652,000       (574,000)
                                                  ----------     ----------
Income(loss) before minority interest             (3,843,000)       854,000
Minority interest                                     27,000       (563,000)
                                                  ----------     ----------
Net (loss) income                                $(3,816,000)   $   291,000
                                                  ==========     ==========
Basic (loss)earnings per share                   $     (2.00)   $      0.15
                                                  ==========     ==========
Weighted average number of shares outstanding      1,908,843      1,988,550
                                                  ==========     ==========
Diluted (loss)earnings per share                 $     (1.82)    $     0.14
                                                  ==========     ==========
Diluted weighted average number of shares
 outstanding                                       2,096,043      2,094,419
                                                  ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.



                            THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the Six Months ended December 31,                 2000          1999
                                                  ----------     ---------
Real estate operations:
Rental income                                    $ 6,315,000   $  5,799,000
Rental expenses:
 Mortgage interest expense                        (1,754,000)    (1,308,000)
 Property operating expenses                      (2,633,000)    (2,563,000)
 Real estate taxes                                  (499,000)      (404,000)
 Depreciation                                     (1,139,000)      (936,000)
                                                  ----------      ---------
                                                     290,000        588,000
Gain on sale of real estate                                -      7,628,000
                                                  ----------      ---------
Income from real estate operations                   290,000      8,216,000

Investment transactions:
Net investment (losses)gains                      (3,862,000)    13,082,000
Dividend and interest income                         917,000        938,000
Margin interest, trading & management expenses    (1,905,000)    (1,438,000)
Equity in net income of Justice Investors          2,166,000      1,934,000
                                                  ----------     ----------
  Income(loss) from investment transactions       (2,684,000)    14,516,000
                                                  ----------     ----------
Other income(expense):
General and administrative expenses                 (806,000)      (790,000)
Other (expense) income                              (874,000)     1,046,000
                                                  ----------     ----------
  Other (expense) income                          (1,680,000)       256,000
                                                  ----------     ----------
Income(loss) before provision for income taxes
 and minority interest                            (4,074,000)    22,988,000
Provision for income tax benefit(expense)          2,034,000     (9,636,000)
                                                  ----------     ----------
Income(loss) before minority interest             (2,040,000)    13,352,000
Minority interest                                   (912,000)    (1,754,000)
                                                  ----------     ----------
Net (loss)income                                 $(2,952,000)   $11,598,000
                                                  ==========     ==========
Basic (loss)earnings per share                   $     (1.55)   $      5.80
                                                  ==========     ==========
Weighted average number of shares outstanding      1,908,843      2,000,006
                                                  ==========     ==========
Diluted (loss)earnings per share                 $     (1.41)    $     5.51
                                                  ==========     ==========
Diluted weighted average number of shares
 outstanding                                       2,096,043      2,104,050
                                                  ==========     ==========
Comprehensive Income:
  Net (loss)income                               $(2,952,000)   $11,598,000
  Adjustment for reclassification of the
   accumulated unrealized holding gains prior
   to July 1, 1999 to earnings                             -    (13,467,000)
  Income tax benefit related to other
   comprehensive income                                    -      5,387,000
                                                  ----------     ----------
  Total comprehensive (loss) income              $(2,952,000)   $ 3,518,000
                                                  ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.


                      THE INTEGROUP CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

For the Six Months Ended December 31,                 2000             1999
                                                 -------------    ------------
Cash flows from operating activities:
  Net (loss)income                              $  (2,952,000)   $ 11,598,000
  Adjustments to reconcile net income
    to cash used in operating activities:
     Depreciation of real estate                    1,139,000         936,000
     Gain on sale of real estate                            -      (7,628,000)
     Net unrealized losses(gains) on investments    6,357,000     (13,467,000)
     Equity in net income from Justice
      Investors                                    (2,166,000)     (1,934,000)
     Minority interest                                912,000       1,754,000
     Changes in assets and liabilities:
      Restricted cash                                  38,000         222,000
      Investment in marketable securities          (7,324,000)    (16,794,000)
      Other investments                              (384,000)        196,000
      Prepaid expenses and other assets               (10,000)      1,835,000
      Accounts payable and other liabilities        2,927,000     ( 1,030,000)
      Due to broker                                 1,550,000      18,825,000
      Obligations for securities sold               2,864,000       1,433,000
      Deferred income taxes                        (3,351,000)      3,017,000
                                                 ------------    ------------
Net cash used in operating activities                (400,000)     (1,037,000)
                                                 ------------    ------------
Cash flows from investing activities:
  Additions to buildings, improvements
   and equipment                                   (1,025,000)      ( 446,000)
  Investment in real estate                       (13,390,000)    (13,418,000)
  Proceeds from sale of real estate                         -      11,524,000
  Distributions from Justice Investors              3,137,000       2,998,000
  Investment in Portsmouth Stock                       (2,000)       (130,000)
                                                   ----------       ---------
Net cash (used in)provided by investing
  activities                                      (11,280,000)        528,000
                                                   ----------      ----------
Cash flows from financing activities:
  Principal payments on mortgage notes payable    ( 4,063,000)    ( 3,887,000)
  Borrowings from mortgage notes payable           12,670,000       8,041,000
  Increase(decrease) in line of credit              4,000,000      (2,000,000)
  Purchase of treasury stock                         (568,000)       (490,000)
  Dividends paid to minority shareholders             (63,000)        (63,000)
                                                   ----------      ----------
Net cash provided by financing activities          11,976,000       1,601,000
                                                   ----------      ----------
Net increase in cash and cash equivalents             296,000       1,092,000
Cash and cash equivalents at beginning of
 period                                               660,000         514,000
                                                   ----------     -----------
Cash and cash equivalents at end of period       $    956,000     $ 1,606,000
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

As of December 31, 2000, the Company had the power to vote 54.4% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (Nasdaq SmallCap: SFEF). Santa Fe's revenue is primarily generated through its 68.8% interest in Portsmouth Square, Inc. ("PSI"), which derives its revenue primarily through its 49.8% interest in Justice Investors ("Justice"), a California limited partnership. Justice owns the land, improvements and leaseholds known as the Holiday Inn Financial District/Chinatown, a 566-room hotel in San Francisco, California.

Certain reclassifications have been made to the financial statements as of December 31, 1999 and for the three and six months then ended to conform to the three and six months ended December 31, 2000 presentation.

2. Investment in Real Estate

In November 2000, the Company purchased a single family home in Los Angeles, California for $660,000. To finance the purchase, the Company obtained a $487,500 mortgage note.

In November 2000, the Company purchased an apartment complex located in Irving, Texas for $1,980,000. As part of the purchase, the Company assumed an $1,233,000 mortgage note.

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

In August 2000, the Company obtained a second mortgage on one of its properties in the amount of $1,270,000. In the same period, the Company refinanced one of its mortgage notes in the amount of $3,787,000 and obtained a new mortgage note payable in the amount of $3,800,000 and entered into a line of credit agreement with an available balance of $4,000,000. Both the $3,800,000 mortgage note and the $4,000,000 line of credit are collateralized by the same property. As of December 31, 2000, the outstanding balance on the line of credit was $4,000,000.

In July 2000, the Company purchased three apartment complexes located in Los Angeles, California for a total of $6,493,000. To finance the purchases, the Company obtained three mortgage notes aggregating $3,824,000.

3. Marketable Securities:

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in net losses on marketable securities of $5,525,000 for the three months ended December 31, 2000, are net unrealized losses of $9,237,000 and net realized gains of $3,712,000. Included in net losses on marketable securities of $3,862,000 for the six months ended December 31, 2000, are net unrealized losses on of $6,357,000 and net realized gains of $2,495,000.


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

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

                                                     December 31, 2000
                                                        --------------
Assets
Total current assets                                      $2,776,366
Property, plant and equipment, net of
  accumulated depreciation of $11,740,344                  4,829,787
Loan fees and deferred lease costs,
  net of accumulated amortization of $179,237                131,175
                                                           ---------
    Total assets                                          $7,737,328
                                                           =========

Liabilities and partners' capital
Total current liabilities                                 $   58,530
Total long-term liabilities                                2,400,000
Partners' capital                                          5,278,798
                                                           ---------
    Total liabilities and partners' capital               $7,737,328
                                                           =========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


For the six months ended December 31,            2000           1999
                                           ----------     ----------
Revenues                                   $4,748,123     $4,291,392
Costs and expenses                           (399,050)      (407,651)
                                            ---------      ---------
Net income                                 $4,349,073     $3,883,741
                                            =========      =========

5. Commitments and Contingencies:

Guinness Peat Group plc, et al. v. Robert N. Gould, et al., Case No. 685760, filed on February 22, 1995 in the Superior Court of the State of California for the County of San Diego. As previously reported, the Company and its subsidiary, Santa Fe were awarded its attorneys' fees and costs as the prevailing parties in that litigation and on appeal. On June 30, 2000, the Company received $250,000 on a security bond posted by plaintiffs. In October and November 2000 respectively, the Company received $223,000 and $1,189,000 in recovery of its judgments for attorneys' fees and interest thereon. The amounts were recorded as other income in the current quarter.

Howard A. Jaffe v. The InterGroup Corporation, et al.("Jaffe Case"), Case No. BC188323, filed on March 27, 1998 in the Los Angeles County Superior Court.
As previously reported, this complaint was filed by a former employee, officer and director against the Company and its President and Chairman alleging claims for, among other things, defamation. On December 14, 2000, after review and recommendation by a special litigation committee of the Board of Directors, the Company agreed to settle the case without any admission of liability for $2.6 million. The settlement will be paid in installments beginning in January 2001, with the final payment due on or before June 29, 2001. In January 2001, the Company made payments of approximately $900,000 related to the settlement of the Jaffe Case. The Company has also received payment from one of its insurance carriers in the amount of $675,000 to be applied to the cost of the settlement. The Company estimates that the total unpaid legal expenses related to the case are approximately $500,000 and have recorded the amount in other expense. The Company believes that it has very good claims against its other insurance carrier for the costs of the defense of this action and for a part of the settlement amount. The Company will vigorously pursue that claim. The amount of the settlement, net of the payment received from the insurance carrier, was recorded as other expense in the current quarter.

Rodney John Young, Wayne M. Prosser and Matthew Prosser v. The InterGroup Corporation, et al., Case No. 98-209048 in the Circuit Court of St. Louis, Missouri. After a successful mediation, this action was settled by the Company's insurance carriers with no financial exposure to the Company.

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

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. Included in the diluted weighted average number of common shares outstanding as of December 31, 2000 are 187,200 stock options.



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


RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2000 Compared to the
Three Months Ended December 31, 1999

Income from real estate operations was $63,000 for the three months ended December 31, 2000 as compared to $240,000 for the three months ended December 31, 1999. The decrease in income from real estate operations is primarily due to the increase in mortgage interest and depreciation expenses offset by the increase in rental income. While rental income increased to $3,174,000 from $2,957,000, mortgage interest expense increased to $891,000 from $676,000 and
depreciation expense increased to $587,000 from $478,000.   The increase in
rental income is primary due to the purchase of eight additional properties from July 2000 to December 2000. The increase in mortgage interest expense is due to the increase in the mortgage notes payable balance to $54,263,000 at December 31, 2000 from $41,029,000 at December 31, 1999. The increase in depreciation expense is due to the increase in depreciable assets to $46,739,000 at December 31, 2000 from $38,389,000 at December 31, 1999.

The Company had a loss from investment transactions of $5,153,000 for the three months ended December 31, 2000 as compared to income of $504,000 for the three months ended December 31, 1999. The decrease in income (loss) from investment transactions is primarily due to the increase in net investment losses to $5,525,000 from $145,000 as a result of the decline in market value of the Company's investment portfolio. The Company had net unrealized losses of approximately $9,237,000 and net realized gains of approximately $3,712,000 during the quarter. Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Dividend and interest income decreased to $366,000 from $590,000 as a result of management investing in less income yielding investments.

The increase in margin interest, trading and management expenses to $954,000 from $812,000 is due to the maintenance of higher margin balances in the current quarter and the increased size of the Company's portfolio.

The increase in equity in net income of Justice Investors to $960,000 from $871,000 was primarily attributable to the increase in the average daily room rate and an increase in occupancy of the hotel during the current quarter.

Other income/(loss) changed to an expense of $1,021,000 from income of $1,068,000 as a result of settlement expenses of $2,600,000 and legal fees of $500,000 related to the Jaffe Case. The expenses were offset by the $675,000 the Company received from one of its insurance carriers that was applied to the cost of the settlement. During the three months ended December 31, 2000, the Company also received $1,412,000 as payment of an award of attorney's fees related to Guinness Peat case, which partially offset the expenses associated with the Jaffe Case. During the quarter ended December 31, 1999, other income included the receipt of a $1,000,000 settlement related to a disputed claim pertaining to certain royalty rights held by the Company.

The provision for income taxes changed to a tax benefit of $2,652,000 from an expense of $574,000 due to the significant loss generated during the quarter.

Minority interest changed to $27,000 from ($563,000) as result of losses generated by the Company's subsidiary.


For the Six Months Ended December 31, 2000 Compared to the
Three Months Ended December 31, 1999

Income from real estate operations was $290,000 for the six months ended December 31, 2000 as compared to $8,216,000 for the six months ended December 31, 1999. The decrease in income from real estate operations is primarily due to the decrease in gains on sale of real estate. During the six months ended December 31, 1999, the Company sold three properties for a cumulative gain on sale of real estate of $7,628,000. During the six months ended December 31, 2000, the Company did not sell any properties. Rental income increased to $6,315,000 from $5,799,000 and total rental expenses increased to $6,025,000 from $5,211,000, respectively, as result of the purchase of eight additional properties from January 2000 to December 2000, partially offset by the sale of one property in May 2000. Mortgage interest expense increased to $1,754,000 from $1,308,000 due to the increase in the mortgage notes payable balance to $54,263,000 at December 31, 2000 from $41,029,000 at December 31, 1999. The increase was also due to the Company's purchases of the additional properties. Depreciation expense increased to $1,139,000 from $936,000 as the result of the increase in depreciable assets to $46,739,000 at December 31, 2000 from $38,389,000 at December 31, 1999.

The Company had a loss from investment transactions of $2,684,000 for the six months ended December 31, 2000 as compared to income of $14,516,000 for the six months ended December 31, 1999. The decrease in income (loss) from investment transactions is primarily due to the change in net investment gains (losses) to net losses of $3,862,000 from net gains of $13,082,000 as a result of the declination in the market value of the company's investment portfolio. The Company had net unrealized losses of approximately $6,357,000 and net realized gains of approximately $2,495,000 during the six months ended December
31, 2000.   Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The increase in margin interest, trading and management expenses to $1,905,000 from $1,438,000 is due to the maintenance of higher margin balances during the six months ended December 31, 2000 and the increased size of the Company's portfolio.

The increase in equity in net income of Justice Investors to $2,166,000 from $1,934,000 was primarily attributable to the increase in the average daily room rate and an increase in occupancy of the hotel during the current quarter.

Other income/(loss) changed to an expense of $874,000 from income of $1,046,000 as a result of settlement expenses of $2,600,000 and legal fees of $500,000 related to the Jaffe Case. The expenses were offset by the $675,000 the Company received from one of its insurance carriers that was applied to the cost of the settlement. During the six months ended December 31, 2000, the Company also received $1,412,000 in award of attorney's fees related to Guinness Peat case, which partially offset the expenses associated with the Jaffe Case settlement. The Company also received approximately $121,000 in reimbursements of legal fees related to cases involving various claims incident to the conduct of its business. During the six months ended December 31, 1999, other income included the receipt of a $1,000,000 settlement related to a disputed claim pertaining to certain royalty rights held by the Company.

The provision for income taxes changed to a tax benefit of $2,034,000 from an expense of $9,636,000 due to the loss generated during the six months ended December 31, 2000.

Minority interest decreased to $912,000 from $1,754,000 as result of the decrease in income generated by the Company's subsidiary.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both.
The Company used net cash flow of $400,000 from operating activities, used net cash flow of $11,280,000 from investing activities and generated net cash flow of $11,976,000 from financing activities during the six months ended December 31, 2000.

During the six months ended December 31, 2000, the Company purchased eight real estate properties in Los Angeles, California for a total of $13,390,000. To complete the purchases, the Company borrowed $11,400,000 in the form of mortgage notes. During the six months ended December 31, 2000, the Company also refinanced one of its mortgages and obtained a new line of credit of $4,000,000 on the same property. The line of credit was fully drawn on as of December 31, 2000. In addition, the Company obtained a second mortgage on one of its properties in the amount of $1,270,000. Management will continue to refinance its mortgage notes as considered necessary and/or when deemed economically favorable to the Company.

During the six months ended December 31, 2000, the Company made property improvements in the aggregate amount of $1,025,000, a significant portion of which was made on the Austin, Texas property that was acquired in November 1999. Management believes the improvements to the properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, up to a total of 333,000 shares (adjusted for two stock splits) of its Common Stock. Such repurchases may be made at the discretion of management and depending upon market conditions. There were no purchases of treasury stock during the quarter. As of December 31, 2000, the Company had current assets of $91,949,000 and current liabilities of $68,809,000. Current assets consist of cash, marketable securities, prepaid expenses and other assets. Current liabilities consist of due to securities broker, obligations for securities sold, and accounts payable and accrued expenses. The Company remains liquid and management believes that its capital resources are currently adequate to meet its short and long-term obligations.



                         PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

The following is furnished to update information previously reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 and in its Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000.

Howard A. Jaffe v. The InterGroup Corporation, et al., Case No. BC188323, filed on March 27, 1998 in the Los Angeles County Superior Court. As previously reported, this complaint was filed by a former employee, officer and director against the Company and its President and Chairman alleging claims for, among other things, defamation. On December 14, 2000, after review and recommendation by a special litigation committee of the Board of

Directors, the Company agreed to settle the case without any admission of liability for $2.6 million. The settlement will be paid in installments beginning in January 2001, with the final payment due on or before June 29, 2001. In January 2001, the Company paid approximately $900,000 of the $2.6 million settlement. The Company has also received payment from one of its insurance carriers in the amount of $675,000 to be applied to the cost of the settlement. The Company estimates the total unpaid legal expenses related to the case are approximately $500,000 and have recorded the amount in other expense. The Company believes that it has very good claims against its other insurance carrier for the costs of the defense of this action and for indemnification for all or part of the settlement amount. The Company will vigorously pursue that claim.


Rodney John Young, Wayne M. Prosser and Matthew Prosser v. The InterGroup Corporation, et al., Case No. 98-209048 in the Circuit Court of St. Louis, Missouri. After a successful mediation, this action was settled by the Company's insurance carriers with no financial exposure to the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

The 2000 Annual Meeting of the Shareholders of the Company was held on January 31, 2001, at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California. At that Meeting, John V. Winfield and Josef A. Grunwald were elected Class A Directors of the Company to serve until the 2003 Annual Meeting, with each nominee receiving in excess of 99% of the shares voted. Mildred Bond Roxborough, John C. Love, Gary N. Jacobs and William J. Nance also continue as Directors of the Company. At that Meeting, the shareholders also voted in favor of the ratification of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending June 30, 2001. A tabulation of the vote follows:

Proposal (1) - Class A Directors:        Votes For      Withheld
                                         ---------      --------
   John V. Winfield                      1,677,718       13,807
   Josef A. Grunwald                     1,678,111       13,414

Proposal (2) - Accountants:              Votes For      Against      Abstained
                                         ---------      -------      ---------
   PricewaterhouseCoopers LLP            1,681,806        3,673        6,046




Item 6.  Exhibits and Reports on Form 8-K

(a)	  Exhibits - Exhibit No. 27, Financial Data Schedule

(b)	  Reports on Form 8-K - During the quarter ended December 31 2000, the following report on Form 8-K was filed by the Registrant.


   Date of Report           Item Reported             Description
   --------------           -------------             ------------

December 14, 2000        Item 5. Other Events      Settlement of Litigation

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 THE INTERGROUP CORPORATION
                                                       (Registrant)

Date: February 14, 2001                       by /s/   John V. Winfield
                                                 ----------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: February 14, 2001                      by /s/   Gregory C. McPherson
                                                -----------------------------
                                                Gregory C. McPherson, Executive
                                                Vice President and Assistant
                                                Treasurer


Date: February 14, 2001                      by /s/   Michael G. Zybala
                                                -----------------------------
                                                Michael G. Zybala
                                                Vice President Operations and
                                                Assistant Secretary


Date: February 14, 2001                      by /s/   David Nguyen
                                                -----------------------------
                                                 David Nguyen, Controller
                                                (Principal Accounting Officer)