Form 10QSB
period 2001-03-31
INTERGROUP CORP
filed 2001-05-15
CIK 69422

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                 FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

 [ ]   Transition Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the transition period from ______ to _____

Commission file number 1-10324


                          THE INTERGROUP CORPORATION
------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


     DELAWARE                                                13-3293645
-------------------------------                           --------------------
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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of May 11, 2001 were 1,886,832 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                         THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB


PART  I.     FINANCIAL INFORMATION

Item  1.  Consolidated Financial Statements:

Consolidated Balance Sheet (unaudited)
 As Of March 31, 2001                                                  3

Consolidated Statements of Operations and
 Comprehensive Income (unaudited)
For the Three Months Ended March 31, 2001 and 2000                     4

Consolidated Statements of Operations and
 Comprehensive Income (unaudited)
For the Nine Months Ended March 31, 2001 and 2000                      5

Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended March 31, 2001 and 2000                      6


Notes to Consolidated Financial Statements                             7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 13



Part II.       Other Information                                      16

Item 1. Legal Proceedings                                             16
Item 4. Submission of Matters to a Vote of Security Holders           17
Item 6. Exhibits and Reports on Form 8-K                              17

Signatures                                                            18

                          THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

As of March 31,                                                       2001
                                                                  -----------
Assets
Investment in real estate, at cost:
  Land                                                           $ 23,952,000
  Buildings, improvements and equipment                            50,633,000
  Property held for sale or development                               507,000
                                                                  -----------
                                                                   75,092,000
Less:  accumulated depreciation                                   (15,159,000)
                                                                  -----------
                                                                   59,933,000
Cash and cash equivalents                                           1,855,000
Restricted cash                                                       992,000
Investment in marketable securities                                44,118,000
Investment in Justice Investors                                     9,897,000
Other investments                                                   1,154,000
Prepaid expenses and other assets                                   1,765,000
                                                                  -----------
   Total assets                                                  $119,714,000
                                                                  ===========
Liabilities and Shareholders' Equity
Liabilities
 Mortgage notes payable                                          $ 57,983,000
 Obligation for securities sold                                    17,617,000
 Due to securities broker                                           7,857,000
 Accounts payable and accrued expenses                              4,175,000
 Deferred income taxes                                              5,960,000
                                                                  -----------
   Total liabilities                                               93,592,000
                                                                  -----------
Minority interest                                                  11,302,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares authorized;
    none issued                                                             -
  Common stock, $.01 par value, 4,000,000 shares authorized;
    2,129,288 issued, 1,888,032 outstanding                            21,000
  Common stock, class A $.01 par value, 2,500,000 authorized;
    none issued                                                             -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                11,148,000
  Note receivable - stock options                                  (1,438,000)
  Treasury stock, at cost, 241,256 shares                          (3,597,000)
                                                                  -----------
Total shareholders' equity                                         14,820,000
                                                                  -----------
Total liabilities and shareholders' equity                       $119,714,000
                                                                  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the Three Months ended March 31,                  2001           2000
                                                  ----------     ----------
Real estate operations:
Rental income                                    $ 3,258,000   $  3,027,000
Rental expenses:
 Mortgage interest expense                        (1,041,000)      (747,000)
 Property operating expenses                      (1,420,000)    (1,397,000)
 Real estate taxes                                  (268,000)      (202,000)
 Depreciation                                       (625,000)      (528,000)
                                                  ----------      ---------
Income(loss) from real estate operations             (96,000)       153,000
                                                  ----------      ---------
Investment transactions:
Net investment (losses)gains                      (1,694,000)    10,982,000
Dividend and interest income                         411,000        486,000
Margin interest, trading & management expenses    (1,030,000)      (715,000)
Equity in net income of Justice Investors            777,000        891,000
                                                  ----------     ----------
  Income(loss) from investment transactions       (1,536,000)    11,644,000
                                                  ----------     ----------
Other income(expense):
General and administrative expenses                 (443,000)      (466,000)
Other (expense)income                                 66,000        118,000
                                                  ----------     ----------
  Other expense                                     (377,000)      (348,000)
                                                  ----------     ----------
Income(loss) before provision for income
 taxes and minority interest                      (2,009,000)    11,449,000
Provision for income tax benefit(expense)            237,000     (3,387,000)
                                                  ----------     ----------
Income(loss) before minority interest             (1,772,000)     8,062,000
Minority interest                                     62,000     (1,413,000)
                                                  ----------     ----------
Net income(loss)                                 $(1,710,000)   $ 6,649,000
                                                  ==========     ==========
Basic (loss)earnings per share                   $     (0.91)   $      3.38
                                                  ==========     ==========
Weighted average number of shares outstanding      1,885,075      1,965,047
                                                  ==========     ==========
Diluted (loss)earnings per share                 $     (0.82)    $     3.14
                                                  ==========     ==========
Diluted weighted average number of shares
 outstanding                                       2,074,675      2,114,747
                                                  ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

                           THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the Nine Months ended March 31,                   2001           2000
                                                  ----------     ----------
Real estate operations:
Rental income                                    $ 9,573,000   $  8,826,000
Rental expenses:
 Mortgage interest expense                        (2,795,000)    (2,055,000)
 Property operating expenses                      (4,053,000)    (3,960,000)
 Real estate taxes                                  (767,000)      (606,000)
 Depreciation                                     (1,764,000)    (1,464,000)
                                                  ----------      ---------
                                                     194,000        741,000
Gain on sale of real estate                                -      7,628,000
                                                  ----------      ---------
Income from real estate operations                   194,000      8,369,000
                                                  ----------      ---------
Investment transactions:
Net investment (losses)gains                      (5,556,000)    24,064,000
Dividend and interest income                       1,328,000      1,424,000
Margin interest, trading & management expenses    (2,935,000)    (2,153,000)
Equity in net income of Justice Investors          2,943,000      2,825,000
                                                  ----------     ----------
  Income(loss) from investment transactions       (4,220,000)    26,160,000
                                                  ----------     ----------
Other income(expense):
General and administrative expenses               (1,249,000)    (1,256,000)
Other (expense)income                               (808,000)     1,164,000
                                                  ----------     ----------
  Other expense                                   (2,057,000)       (92,000)
                                                  ----------     ----------
Income(loss) before provision for income taxes
 and minority interest                            (6,083,000)    34,437,000
Provision for income tax benefit(expense)          2,271,000    (13,023,000)
                                                  ----------     ----------
Income(loss) before minority interest             (3,812,000)    21,414,000
Minority interest                                   (850,000)    (3,167,000)
                                                  ----------     ----------
Net (loss)income                                 $(4,662,000)   $18,247,000
                                                  ==========     ==========
Basic (loss)earnings per share                   $     (2.43)   $      9.18
                                                  ==========     ==========
Weighted average number of shares outstanding      1,916,032      1,988,521
                                                  ==========     ==========
Diluted (loss)earnings per share                 $     (2.21)    $     8.53
                                                  ==========     ==========
Diluted weighted average number of shares
 outstanding                                       2,105,632      2,138,221
                                                  ==========     ==========
Comprehensive Income:
  Net (loss)income                               $(4,662,000)   $18,247,000
  Adjustment for reclassification of the
   accumulated unrealized holding gains prior
   to July 1, 1999 to earnings                             -    (13,467,000)
  Income tax benefit related to other
   comprehensive income                                    -      5,387,000
                                                  ----------     ----------
  Total comprehensive (loss)income               $(4,662,000)   $10,167,000
                                                  ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

                      THE INTEGROUP CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

For the Nine Months Ended March 31,                   2001            2000
                                                 ------------    ------------
Cash flows from operating activities:
  Net (loss)income                              $  (4,662,000)   $ 18,247,000
  Adjustments to reconcile net (loss)income
    to cash used in operating activities:
     Depreciation of real estate                    1,764,000       1,464,000
     Gain on sale of real estate                            -      (7,628,000)
     Net unrealized losses(gains) on investments   10,026,000     (17,201,000)
     Equity in net income from Justice
      Investors                                    (2,943,000)     (2,825,000)
     Minority interest                                850,000       3,167,000
     Changes in assets and liabilities:
      Restricted cash                                 (11,000)        245,000
      Investment in marketable securities          32,721,000     (22,727,000)
      Other investments                              (337,000)      1,247,000
      Prepaid expenses and other assets               306,000       1,835,000
      Accounts payable and other liabilities        2,049,000        (397,000)
      Due to broker                               (22,119,000)      6,816,000
      Obligations for securities sold             (11,749,000)     13,207,000
      Deferred income taxes                        (3,990,000)      4,401,000
                                                 ------------    ------------
Net cash (used in)provided by operating
  activities                                        1,905,000        (149,000)
                                                 ------------    ------------
Cash flows from investing activities:
  Additions to buildings, improvements
   and equipment                                   (1,403,000)     (1,046,000)
  Investment in real estate                       (18,385,000)    (13,418,000)
  Proceeds from sale of real estate                         -      11,524,000
  Distributions from Justice Investors              3,765,000       2,789,000
  Investment in Portsmouth Stock                       (2,000)              -
                                                   ----------      ----------
Net cash used in investing activities             (16,025,000)       (151,000)
                                                   ----------      ----------
Cash flows from financing activities:
  Principal payments on mortgage notes payable     (4,386,000)     (4,009,000)
  Borrowings from mortgage notes payable           16,713,000       8,041,000
  Increase(decrease) in line of credit borrowings   4,000,000      (2,000,000)
  Purchase of treasury stock                         (886,000)       (969,000)
  Dividends paid to minority shareholders            (126,000)       (126,000)
                                                   ----------      ----------
Net cash provided by financing activities          15,315,000         937,000
                                                   ----------      ----------
Net increase in cash and cash equivalents           1,195,000         637,000
Cash and cash equivalents at beginning of
 period                                               660,000         514,000
                                                   ----------     -----------
Cash and cash equivalents at end of period       $  1,855,000     $ 1,151,000
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

As of March 31, 2001, the Company had the power to vote 54.4% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (Nasdaq SmallCap: SFEF). Santa Fe's revenue is primarily generated through its 68.8% interest in Portsmouth Square, Inc. ("Portsmouth"), which derives its revenue primarily through its 49.8% interest in Justice Investors ("Justice"), a California limited partnership. Justice owns the land, improvements and leaseholds known as the Holiday Inn Financial District/Chinatown, a 566-room hotel in San Francisco, California.

Certain reclassifications have been made to the financial statements as of March 31, 2000 and for the three and nine months then ended to conform to the three and nine months ended March 31, 2001 presentation.


2.  Investment in Real Estate

In March 2001, the Company purchased an apartment complex located in Los Angeles, California for $2,850,000. To finance the purchase, the Company obtained a $1,800,000 mortgage note.

In January 2001, the Company purchased an apartment complex located in Austin, Texas for $1,650,000. To finance the purchase, the Company obtained a $2,200,000 mortgage note, which included $500,000 for capital improvement.

In November 2000, the Company purchased a single-family home as a strategic investment in real estate in Los Angeles, California for $660,000. To finance the purchase, the Company obtained a $487,500 mortgage note.

In November 2000, the Company purchased an apartment complex located in Irving, Texas for $1,980,000. As part of the purchase, the Company assumed a $1,233,000 mortgage note.

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

In August 2000, the Company obtained a second mortgage on one of its properties in the amount of $1,270,000. In the same period, the Company refinanced one of its mortgage notes in the amount of $3,787,000 and obtained a new mortgage note payable in the amount of $3,800,000 and entered into a line of credit agreement with an available balance of $4,000,000. Both the $3,800,000 mortgage note and the $4,000,000 line of credit are collateralized by the same property. As of March 31, 2001, the outstanding balance on the line of credit was $4,000,000.

In July 2000, the Company purchased three apartment complexes located in Los Angeles, California for a total of $6,493,000. To finance the purchases, the Company obtained three mortgage notes aggregating $3,824,000.


3.  Marketable Securities:

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in net losses on marketable securities of $1,694,000 for the three months ended March 31, 2001, are net unrealized losses of $3,669,000 and net realized gains of $1,975,000. Included in net losses on marketable securities of $5,556,000 for the nine months ended March 31, 2001, are net unrealized losses on of $10,026,000 and net realized gains of $4,470,000.


4.  Investment in Justice Investors:

The consolidated accounts include a 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land, improvements and leasehold known as the Financial District Holiday Inn, a 566-room hotel in San Francisco, California. Portsmouth is both a limited and one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), serves as the managing general partner; however, all significant partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners.

The partnership derives most of its income from a lease of its San Francisco, California hotel property to Felcor Lodging Trust, Inc. ("Felcor") and from a lease with Evon. Portsmouth records its investment on the equity basis.

Pursuant to the terms of the partnership agreement, voting rights of the partners are determined according to the partners' entitlement to share in the net profit and loss of the partnership. The Company is not entitled to any additional voting rights by virtue of its position as a general partner.
The partnership agreement also provides that no portion of the partnership real property can be sold without the written consent of the general and limited partners entitled to more than 72% of the net profit.

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

                                                     March 31, 2001
                                                    ----------------
Assets
Total current assets                                      $  740,856
Property, plant and equipment, net of
  accumulated depreciation of $11,834,878                  4,740,805
Loan fees and deferred lease costs,
  net of accumulated amortization of $186,998                123,415
                                                           ---------
    Total assets                                          $5,605,076
                                                           =========

Liabilities and partners' capital
Total current liabilities                                 $   52,435
Total long-term liabilities                                        -
Partners' capital                                          5,552,641
                                                           ---------
    Total liabilities and partners' capital               $5,605,076
                                                           =========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS


For the nine months ended March 31,           2001           2000
                                           ----------     ----------
Revenues                                   $6,521,607     $6,303,531
Costs and expenses                           (612,600)      (631,277)
                                            ---------      ---------
Net income                                 $5,909,007     $5,672,254
                                           ==========     ==========


5.  Commitments and Contingencies:

Guinness Peat Group plc, et al. v. Robert N. Gould, et al., Case No. 685760, filed on February 22, 1995 in the Superior Court of the State of California for the County of San Diego. As previously reported, the Company and its subsidiary, Santa Fe were awarded its attorneys' fees and costs as the prevailing parties in that litigation and on appeal. In October and November 2000 respectively, the Company received $223,000 and $1,189,000 in recovery of its judgments for attorneys' fees and interest thereon. The amounts were recorded as other income in the second quarter. On March 22, 2001, the Company received payment in the amount of $91,387 in satisfaction of all remaining amounts due to it for attorneys' fees, interest and collection costs.

Howard A. Jaffe v. The InterGroup Corporation, et al.("Jaffe Case"), Case No. BC188323, filed on March 27, 1998 in the Los Angeles County Superior Court.
As previously reported, on December 14, 2000, the Company agreed to settle the case without any admission of liability for $2,600,000. The settlement is being paid in installments, with the final payment due on or before June 29, 2001. As of March 31, 2001, the Company has paid approximately $1,388,000 of the $2,600,000 settlement. The Company has also received payment from one of its insurance carriers in the amount of $675,000, which was applied to the cost of the settlement. The Company estimates that the total unpaid legal expenses related to the case are approximately $425,000 and have recorded the amount in other expense. The Company believes that it has good claims against its other insurance carrier for the costs of the defense of this action and for a portion of the settlement amount. Those claims are subject to an action for declaratory relief, which was filed by the insurance carrier. The Company will vigorously pursue those claims.

The Company is a defendant or co-defendant in various other legal actions involving various claims incident to the conduct of its business. Most of these claims are covered by insurance. Management does not anticipate the Company to suffer any material liability by reason of such actions.


6.  Related Parties

As Chairman of the Securities Investment Committee, the Company's President and Chief Executive officer, John V. Winfield, oversees the investment activity of the Company in public and private markets pursuant to authority
granted by the Board of Directors.   Mr. Winfield also serves as Chief
Executive Officer of Santa Fe and Portsmouth and oversees the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and Portsmouth may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and Portsmouth, at risk in connection with investment decisions made on behalf of the Company. Effective March 5, 2001, the Company implemented certain procedures and investment strategies, which management believes will decrease the potential for risk and increase efficiencies in the management of its securities investments.

In May 1996, the Company's Chairman and President exercised options to purchase 187,500 shares of Common Stock at a price of $7.67 per share through a full recourse note due to the Company on demand with an original due date of May 16, 2001. On May 2, 2001, the Company extended the due date to May 16, 2003. The note bears interest floating at the lower of 10% or the prime rate (8.50% at March 31, 2001) with interest payable quarterly. The balance of the note receivable of $1,438,000 is reflected as a reduction of shareholders' equity at March 31, 2001. During the nine months ended March 31, 2001, the President of the Company made interest payments of approximately $100,000 on the note.


7.  Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. Included in the diluted weighted average number of common shares outstanding as of March 31, 2001 are 189,600 stock options.


8.  Segment Information

The Company operates in two reportable segments, the operations of its multi-family residential properties and the investment of its cash and securities assets. These two operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this same information.

Information below represents reported segments for the three and nine months ended March 31, 2001. Operating income for real estate operations consist of rental income. Operating income(losses) for investment transactions consist of net investment gains(losses), dividend and interest income, and the company's share in the net income of Justice Investors.

Three months ended           Real Estate   Investment
March 31, 2001               Operations    Transactions     Other          Total
                             -----------   -----------   -----------      ---------
Operating income(losses)     $ 3,258,000   $  (506,000)  $         -   $  2,752,000
Operating expenses            (1,420,000)   (1,030,000)            -     (2,450,000)
Real estate taxes               (268,000)            -             -       (268,000)
                             -----------   -----------   -----------   ------------
Income (losses) before
  mortgage interest and
  depreciation                 1,570,000    (1,536,000)            -         34,000
                             -----------   -----------   -----------   ------------
Mortgage interest expenses    (1,041,000)            -             -     (1,041,000)
Depreciation                    (625,000)            -             -       (625,000)
General and administrative
  expenses                             -             -      (443,000)      (443,000)
Other income(losses)                   -             -        66,000         66,000
Income tax benefit(expense)            -             -       237,000        237,000
Minority interest                      -             -        62,000         62,000
                             -----------   -----------   -----------   ------------
Net income(losses)           $   (96,000)  $(1,536,000)  $   (78,000)  $ (1,710,000)
                             ===========   ===========   ===========   ============
Total Assets                 $59,933,000   $55,169,000   $ 4,612,000   $119,714,000
                             ===========   ===========   ===========   ============

Three months ended
March 31, 2000
Operating income(losses)     $ 3,027,000   $12,359,000   $         -   $ 15,386,000
Operating expenses            (1,397,000)     (715,000)            -     (2,112,000)
Real estate taxes               (202,000)            -             -       (202,000)
                             -----------   -----------   -----------   ------------
Income before mortgage
  interest and depreciation    1,428,000    11,644,000             -     13,072,000
                             -----------   -----------   -----------   ------------
Mortgage interest expenses      (747,000)            -             -       (747,000)
Depreciation                    (528,000)            -             -       (528,000)
General and administrative
  expenses                             -             -      (466,000)      (466,000)
Other income(losses)                   -             -       118,000        118,000
Income tax benefit(expense)            -             -    (3,387,000)    (3,387,000)
Minority interest                      -             -    (1,413,000)    (1,413,000)
                             -----------   -----------   -----------   ------------
Net income(losses)           $   153,000   $11,644,000   $(5,148,000)  $  6,649,000
                             ===========   ===========   ===========   ============
Total Assets                 $36,897,000   $98,152,000   $ 4,170,000   $139,219,000
                             ===========   ===========   ===========   ============



Nine months ended            Real Estate   Investment
March 31, 2001               Operations    Transactions     Other          Total
                             -----------   -----------   -----------   ------------
Operating income(losses)     $ 9,573,000   $(1,285,000)  $         -   $  8,288,000
Operating expenses            (4,053,000)   (2,935,000)            -     (6,988,000)
Real estate taxes               (767,000)            -             -       (767,000)
                             -----------   -----------   -----------   ------------
Income(losses) before
  mortgage interest and
  depreciation                 4,753,000    (4,220,000)            -        533,000
                             -----------   -----------   -----------   ------------
Mortgage interest expenses    (2,795,000)            -             -     (2,795,000)
Depreciation                  (1,764,000)            -             -     (1,764,000)
General and administrative
  expenses                             -             -    (1,249,000)    (1,249,000)
Other income(losses)                   -             -      (808,000)      (808,000)
Income tax benefit(expense)            -             -     2,271,000      2,271,000
Minority interest                      -             -      (850,000)      (850,000)
                             -----------   -----------   -----------   ------------
Net income(losses)           $   194,000   $(4,220,000)  $  (636,000)  $ (4,662,000)
                             ===========   ===========   ===========   ============
Total Assets                 $59,933,000   $55,169,000   $ 4,612,000   $119,714,000
                             ===========   ===========   ===========   ============

Nine months ended
March 31, 2000
Operating income(losses)     $ 8,826,000   $28,313,000   $         -   $ 37,139,000
Operating expenses            (3,960,000)   (2,153,000)            -     (6,113,000)
Real estate taxes               (606,000)            -             -       (606,000)
                             -----------   -----------   -----------   ------------
Income before mortgage
  interest and depreciation    4,260,000    26,160,000             -     30,420,000
                             -----------   -----------   -----------   ------------
Mortgage interest expenses    (2,055,000)            -             -     (2,055,000)
Depreciation                  (1,464,000)            -             -     (1,464,000)
General and administrative
  expenses                             -             -    (1,256,000)    (1,256,000)
Gain on sale of real estate    7,628,000             -             -      7,628,000
Other income(losses)                   -             -     1,164,000      1,164,000
Income tax benefit(expense)            -             -   (13,023,000)   (13,023,000)
Minority interest                      -             -    (3,167,000)    (3,167,000)
                             -----------   -----------   -----------   ------------
Net income(losses)           $ 8,369,000   $26,160,000  $(16,282,000)  $ 18,247,000
                             ===========   ===========   ===========   ============
Total Assets                 $36,897,000   $98,152,000   $ 4,170,000   $139,219,000
                             ===========   ===========   ===========   ============


9.	Subsequent Event

On May 2, 2001, the Company purchased an apartment complex located in Los Angeles, California for $1,200,000. To finance the purchase, the Company obtained a $592,000 mortgage note.

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


RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2001 Compared to the
Three Months Ended March 31, 2000

The Company had a loss from real estate operations of $96,000 for the three months ended March 31, 2001 as compared to income of $153,000 for the three months ended March 31, 2000. The change in income (loss) from real estate operations was primarily due to the increase in mortgage interest, real estate taxes, and depreciation expenses, partially offset by the increase in rental income.

The increase in rental income to $3,258,000 from $3,027,000 was primarily due to a $196,000 increase in total rental income from apartment complexes in Austin, Texas, Houston, Texas, and St. Louis, Missouri, which resulted from higher rents and reduced vacancy at these apartments. The increase in mortgage interest to $1,041,000 from $747,000 was primarily due to the increase in mortgage payable to $57,983,000 from $40,907,000. The increase in real estate taxes to $268,000 from $202,000 and depreciation expense to $625,000 from $528,000 was primarily due to the purchase of additional real estate properties.

The Company had a loss from investment transactions of $1,536,000 for the three months ended March 31, 2001 as compared to income of $11,644,000 for the three months ended March 31, 2000. The decrease in income (loss) from investment transactions was primarily due to the change to net investment losses of $1,694,000 from net investment gain of $10,982,000 as a result of the decline in market value of the Company's investment portfolio. The Company had net unrealized losses of approximately $3,669,000 and net realized gains of approximately $1,975,000 during the quarter. Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Dividend and interest income decreased to $411,000 from $486,000 as a result of management investing in less income yielding investments.

The increase in margin interest, trading and management expenses to $1,030,000 from $715,000 was primarily due to a $178,000 increase in trading and management expenses, which were related to an increase in investment activities. Additionally, margin interest expenses increased by $137,000 due to the maintenance of higher average daily margin balances during the current quarter.

The decrease in equity in net income of Justice Investors to $777,000 from $891,000 was primarily attributable to the decrease in occupancy of the hotel, offset by an increase in the average daily room rate during the current quarter.

The provision for income taxes changed to a tax benefit of $237,000 from an expense of $3,387,000 due to the loss before taxes incurred during the current quarter.

Minority interest changed to $62,000 from ($1,413,000) as result of loss before taxes generated by the Company's subsidiary.


For the nine Months Ended March 31, 2001 Compared to the nine Months Ended March 31, 2000

Income from real estate operations decreased to $194,000 for the nine months ended March 31, 2001 from $8,369,000 for the nine months ended March 31, 2000. The decrease in income from real estate operations was primarily due to the decrease in gains on sale of real estate. During the nine months ended March 31, 2000, the Company sold three properties for a cumulative gain on sale of real estate of $7,628,000. During the nine months ended March 31, 2001, the Company did not sell any properties.

The increase in rental income to $9,573,000 from $8,826,000 was primarily due to a $573,000 increase in total rental income from apartment complexes in Austin and Houston, Texas, which resulted from higher rents and reduced vacancy at these apartments. The increase in mortgage interest to $2,795,000 from $2,055,000 was primarily due to the increase in mortgage payable to $57,983,000 from $40,907,000. The increase in real estate taxes to $767,000 from $606,000 and depreciation expense to $1,764,000 from $1,464,000 was primarily due to the purchase of additional real estate properties.

The Company had a loss from investment transactions of $4,220,000 for the nine months ended March 31, 2001 as compared to income of $26,160,000 for the nine months ended March 31, 2000. The change in income(loss) from investment transactions is primarily due to the change to net losses of $5,556,000 from net gains of $24,064,000 as a result of the decline in the market value of the company's investment portfolio. The Company had net unrealized losses of approximately $10,026,000 and net realized gains of approximately $4,470,000 during the nine months ended March 31, 2001. In addition, the Company had a reclassification of accumulated comprehensive income of $13,467,000 from unrealized gain during fiscal 2000 when the company began to treat the investment securities as trading securities. Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The increase in margin interest, trading and management expenses to $2,935,000 from $2,153,000 was primarily due to a $508,000 increase in margin interest expense related to the maintenance of higher average daily margin balances during the nine months ended March 31, 2001. Additionally, trading and management expenses increased by $274,000 due to an increase in investment activities during the nine months ended March 31, 2001.

Other income/(loss) changed to an expense of $808,000 from income of $1,164,000 as a result of settlement expenses of $2,600,000 and legal fees of $500,000 related to the Jaffe Case. The expenses were offset by the $675,000 the Company received from one of its insurance carriers that was applied to the cost of the settlement. During the nine months ended March 31, 2001, the Company also received $1,412,000 in award of attorney's fees related to Guinness Peat case, which partially offset the expenses associated with the Jaffe Case settlement. The Company also received approximately $121,000 in reimbursements of legal fees related to cases involving various claims. During the nine months ended March 31, 2000, other income included the receipt of a $1,000,000 settlement related to a disputed claim pertaining to certain royalty rights held by the Company.

The provision for income taxes changed to a tax benefit of $2,271,000 from an expense of $13,023,000 due to the loss before taxes incurred during the nine months ended March 31, 2001.

Minority interest decreased to $850,000 from $3,167,000 as a result of the decrease in income generated by the Company's subsidiary.


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both.
The Company generated net cash flow of $1,905,000 from operating activities, used net cash flow of $16,025,000 from investing activities, and generated net cash flow of $15,315,000 from financing activities during the nine months ended March 31, 2001.

During the nine months ended March 31, 2001, the Company purchased real estate properties for a total of $18,385,000. To complete the purchases, the Company borrowed $15,443,000 in the form of mortgage notes. In addition, the Company obtained a second mortgage on one of its properties in the amount of $1,270,000. For the nine months ended March 31, 2001, the Company made principal payments of approximately $4,386,000. During the nine months ended March 31, 2001, the Company also refinanced one of its mortgages and obtained a new line of credit of $4,000,000 on the same property. The line of credit was fully drawn as of March 31, 2001. Management will continue to refinance its mortgage notes as considered necessary and/or when deemed economically favorable to the Company.

During the nine months ended March 31, 2001, the Company made property improvements in the aggregate amount of $1,403,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of operations. Effective March 5, 2001, the Company implemented certain procedures and investment strategies, such as reducing the amounts due securities broker, which management believes will decrease the potential for risk and increase efficiencies in the management of its securities investments.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, up to a total of 333,000 shares (adjusted for two stock splits) of its Common Stock. Such repurchases may be made at the discretion of management and depending upon market conditions. During the nine months ended March 31, 2001, the Company purchased 44,955 shares of treasury stock for total of $886,000.

The Company remains liquid and management believes that its capital resources are currently adequate to meet its obligations.


                         PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

The following is furnished to update information previously reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 and in its Quarterly Reports on Form 10-QSB for the quarterly periods ended September 30, 2000 and December 31, 2000.

Howard A. Jaffe v. The InterGroup Corporation, et al., Case No. BC188323, filed on March 27, 1998 in the Los Angeles County Superior Court. As previously reported, on December 14, 2000, after review and recommendation by a special litigation committee of the Board of Directors, the Company agreed to settle this case without any admission of liability for $2,600,000. The settlement is being paid in installments, with the final payment due on or before June 29, 2001. As of March 31, 2001, the Company has paid approximately $1,388,000 of the $2,600,000 settlement. The Company has also received payment from one of its insurance carriers in the amount of $675,000, which was applied to the cost of the settlement.

As previously reported, the Company believes that it has good claims against its other insurance carrier for its costs of defense of the Jaffe action and for indemnification for all or part of the settlement amount. On February 2, 2001, that insurance carrier filed a Complaint for Declaratory Relief respecting those claims entitled, Continental Casualty Company v. The InterGroup Corporation and John V. Winfield, in the United States District Court for the Central District of California as Case No. 01-01034. The Company and Mr. Winfield have filed an answer, affirmative defenses and counter-claims for breach of written contract, tortuous breach of the implied covenant of good faith and fair dealing and for promissory fraud. In response, Continental Casualty Company ("CNA") has filed a motion to dismiss the counterclaims. The case is in its very early stages and the Company cannot reasonably predict the outcome at this time.

7709 Lankershim Ltd. v. Carreon Villa Apartments I, et al., Riverside County Superior Court Case No. 088325 was filed on March 27, 1996 against the Company and others. The action arose out of alleged construction defects in two Indio, California apartment complexes formerly owned by the Company. The Complaint sought damages in an amount in excess of $2,000,000. The Company filed cross-complaints against numerous sub-contractors. Following a successful mediation, a settlement was reached in the case on March 1, 2001. The case was settled with no financial exposure to the Company, other than a nominal payment of $4,000 to one of its insurance carriers to settle a disputed coverage issue.

Guinness Peat Group plc, et al. v. Robert N. Gould, et al., Case No. 685760, filed on February 22, 1995 in the Superior Court of the State of California for the County of San Diego. On January 5, 2001, the Company's subsidiary, Santa Fe was awarded an additional $84,092 in attorneys' fees and costs incurred in successfully defending its judgment on appeal. On March 22, 2001, the Company received payment in the amount of $91,387 in satisfaction of all remaining amounts due to it for attorneys' fees, interest and collection costs.

City of St. Louis, Missouri v. The InterGroup Corporation, Intergroup Bridgeton, Inc., et al., Circuit Court of St. Louis County, State of Missouri, Cause No. 01CC000945. This is a condemnation action filed on April 17, 2001, whereby the City of St. Louis is seeking to acquire the Company's 176 units apartment complex located in St. Louis, Missouri by eminent domain for an airport expansion. To date the City of St. Louis has offered $8,000,000 for the property, while the Company believes it to be worth more. The action is in its early stages and the outcome cannot be predicted at this time. The Company will vigorously contest this action in an effort to realize the highest price possible for the property.


Item 4.  Submission of Matters to a Vote of Security Holders

The 2000 Annual Meeting of the Shareholders of the Company was held on January 31, 2001, at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California. At that Meeting, John V. Winfield and Josef A. Grunwald were elected Class A Directors of the Company to serve until the 2003 Annual Meeting, with each nominee receiving in excess of 99% of the shares voted. Mildred Bond Roxborough, John C. Love, Gary N. Jacobs and William J. Nance also continue as Directors of the Company. At that Meeting, the shareholders also voted in favor of the ratification of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending June 30, 2001. A tabulation of the vote was set forth in the Company's Form 10-QSB for the quarterly period ended December 31, 2000.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits - None

(b) Reports on Form 8-K - During the quarter ended March 31, 2001, there were no reports on Form 8-K filed by the Registrant.







                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 THE INTERGROUP CORPORATION
                                                       (Registrant)


Date: May 11, 2001                           by /s/   John V. Winfield
                                                 ----------------------------
                                                 John V. Winfield, President,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: May 11, 2001                           by /s/   Gregory C. McPherson
                                                -----------------------------
                                                Gregory C. McPherson,
                                                Executive Vice President and
                                                Assistant Treasurer


Date: May 11, 2001                           by /s/   Michael G. Zybala
                                                -----------------------------
                                                Michael G. Zybala
                                                Vice President Operations and
                                                Assistant Secretary


Date: May 11, 2001                           by /s/   Randy Du
                                                -----------------------------
                                                 Randy Du, Controller
                                                (Principal Accounting Officer)