Form 10KSB
period 2001-06-30
INTERGROUP CORP
filed 2001-09-28
CIK 69422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                  FORM 10-KSB

[X]  Annual Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the fiscal year ended June 30, 2001

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission file number 1-10324

                          THE INTERGROUP CORPORATION
                          --------------------------
                 (Name of Small Business Issuer in its Charter)

          Delaware                                        13-3293645
-------------------------------                       ------------------
(State or Other Jurisdiction of                        (IRS Employer
 Incorporation or Organization)                       Identification No.)

820 Moraga Drive, Los Angeles, California                 90049-1632
-----------------------------------------                 ----------
(Address of Principal Executive Offices)                  (Zip Code)

                 Issuer's Telephone Number:  (310) 889-2500

      Securities registered under Section 12(b) of the Exchange Act:

Common Stock-$.01 Par Value                     Pacific Exchange, Inc.
   -------------------               -----------------------------------------
   Title of Each Class               Name of Each Exchange On Which Registered


      Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock - Par Value $.01 Per Share
                    ---------------------------------------
                                (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year were $18,728,000.


    The aggregate market value of the common equity held by non-affiliates of issuer, computed by reference to the price the common equity was sold on September 21, 2001 was $15,326,000.


    The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of September 21, 2001 was 1,886,232.

Transitional Small Business Disclosure Format (check one): Yes   No [X]


                  DOCUMENTS INCORPORATED BY REFERENCE: None





                             TABLE OF CONTENTS

PART I                                                                  PAGE

    Item 1.  Description of Business                                      3

    Item 2.  Description of Properties                                    4

    Item 3.  Legal Proceedings                                           10

    Item 4.  Submission of Matters to a Vote of Security Holders         12


PART II

    Item 5.  Market For Common Equity and Related Stockholder Matters    12

    Item 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         13

    Item 7.  Financial Statements                                        15

    Item 8.  Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure                      33


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance With Section 16(a) of the Exchange Act  33

    Item 10. Executive Compensation	                                     35

    Item 11. Security Ownership of Certain Beneficial Owners
             and Management                                              40

    Item 12. Certain Relationships and Related Transactions              41

    Item 13. Exhibits and Reports on Form 8-K                            42

SIGNATURES                                                               45

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

During the past three years the Company's principal sources of revenue have been, and continue to be, derived from the operations of its multi-family residential properties, from the sales and disposition of its real property assets, from the operations of its majority owned subsidiary, Santa Fe Financial Corporation ("Santa Fe"), and from the investment of its cash and securities assets.

Santa Fe's revenue is primarily generated through its holdings of the Holiday Inn Financial District/Chinatown, a 566-room hotel in San Francisco, California. Santa Fe and its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), jointly oversee their interest in the operations of the hotel. Portsmouth is a general partner and a 49.8% limited partner in Justice Investors ("Justice"), a California limited partnership, which owns the land, improvements and leaseholds.


BUSINESS OF ISSUER

The Company's principal business is the ownership and management of real estate. Properties include twenty-one apartment complexes, a hotel, two commercial real estate properties, and a single-family house as a strategic investment. All properties are located throughout the United States. The Company also has investments in unimproved real property that is held for sale or development. The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. See Item 2 for a description of the Company's current investments in and investment policies concerning real property.

The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential. The Company also has a controlling interest in Santa Fe, which derives its revenue primarily through an interest in a 566-room Holiday Inn in San Francisco, California. In addition, Santa Fe's operations include an interest in an apartment complex and a marketable securities portfolio.

For further information see Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.


COMPETITION

All of the properties owned by the Company are in areas where there is substantial competition. However, management believes that apartments, hotel, and commercial properties are generally in a competitive position in their respective communities. The Company intends to continue upgrading and improving the physical condition of its existing properties and to consider selling existing properties and re-investing in properties that may require renovation but that offer greater appreciation potential.


EMPLOYEES

As of June 30, 2001, the Company had a total of 13 full-time employees. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.


Item 2.  Description of Properties.


PROPERTIES

At June 30, 2001, the Company's investment in real estate consisted of properties located throughout the United States. These properties include twenty one apartment complexes, a commercial real estate property, a single-family house as a strategic investment, and a commercial real estate property that serves as the Company's corporate headquarters. The Company wholly owns all properties above. The Company also owns an apartment complex together with its majority owned subsidiary, Santa Fe. All apartment complexes are completed, operating properties. The commercial real estate property and single-family house are being prepared for operation.

The Company owns approximately 8.2 acres of unimproved real estate in Texas. The Company also owns an interest in a San Francisco hotel property through its investment in Justice Investors. In the opinion of management, each of the properties is adequately covered by insurance. None of the properties are subject to foreclosure proceedings or litigation other than that incurred in the normal course of business. The Company's rental property leases are short-term leases, with no lease extending beyond one year.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2001 were approximately $143,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,000,000 at June 30, 2001 and the maturity date of the mortgage is January 1, 2006.

St. Louis, Missouri. The Company's St. Louis properties consist of two apartment complexes. The first apartment complex is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on

November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2001, real estate property taxes were approximately $95,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 35 years. The outstanding mortgage balance was approximately $5,800,000 at June 30, 2001 and the maturity date of the mortgage is July 1, 2008.

The second apartment complex is a two-story project with 176 units on approximately 14 acres. The Company reacquired the complex through foreclosure on May 11, 1989, and recorded the asset at $3,480,000 representing the Company's total cost of the mortgage note receivable. For the year ended June 30, 2001, real estate property taxes were approximately $52,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $4,574,000 at June 30, 2001 and the maturity date of the mortgage is April 1, 2003. This property was condemned by the City of St. Louis. Refer to footnote 13 of the financial statements for further detail.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2001, real estate property taxes were approximately $24,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,895,000 at June 30, 2001 and the maturity date of the mortgage is May 1, 2006.

Irving, Texas. The Company's Irving properties consist of two apartment complexes. The first apartment complex is a two-story apartment with 224 units on approximately 9.9 acres. The Company acquired the property on September 16, 1994 at an initial cost of approximately $4,150,000. For the year ended June 30, 2001, real estate property taxes were approximately $184,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $4,450,000 at June 30, 2001 and the maturity date of the mortgage is January 1, 2008.

The second apartment complex consists of a two-story town homes with 54 units on approximately 3.03 acres. The Company acquired the property on November 3, 2000 at an initial cost of approximately $1,980,000. For the year ended June 30, 2001, real estate property taxes were approximately $21,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $1,226,000 at June 30, 2001 and the maturity date of the mortgage is July 1, 2006.

San Antonio, Texas. The San Antonio property is a two-story project with 132 units on approximately 4.3 acres. The Company acquired the complex on June 29, 1993 for $2,752,000. For the year ended June 30, 2001, real estate taxes were approximately $103,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $3,180,000 at June 30, 2001 and the maturity date of the mortgage is December 1, 2008.

Houston, Texas. The Houston property is a two-story apartment complex with 442 units on approximately 23.4 acres. The Company acquired the complex in February 1997 for an initial cost of $4,970,000. For the year ended June 30, 2001, real estate taxes were approximately $198,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $3,725,000 at June 30, 2001 and the maturity date of the mortgage is September 15, 2002. The Company also owns approximately 5 acres of unimproved land adjacent to this property. The land was purchased initially for $267,000 in July 1997.

Austin, Texas. The Austin property is a 169,000 square foot, two-story project with 190 units. The Company acquired the complex on November 18, 1999 for $4,150,000. The Company also acquired an adjacent complex with 59 units on January 8, 2001 for $1,681,000. For the year ended June 30, 2001, real estate taxes were approximately $153,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $5,500,000 at June 30, 2001 and the maturity date of the mortgage is November 9, 2001.

Los Angeles, California. The Company owns two commercial properties, twelve apartment complexes, and a single-family house in Los Angeles.

The first Los Angeles commercial property is a 5,500 square foot, two story building that serves as the Company's corporate offices. The Company acquired the building on March 4, 1999 for $1,876,000. The property taxes for the year ended June 30, 2001 were approximately $23,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years.
The outstanding mortgage balance was approximately $1,267,000 at June 30, 2001 and the maturity date of the mortgage is April 15, 2009.

The second Los Angeles commercial property is a 6,800 square foot commercial building. The Company acquired the building on September 15, 2000 for $1,758,000. The property taxes for the year ended June 30, 2001 were approximately $8,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $863,000 at June 30, 2001 and the maturity date of the mortgage is November 1, 2029.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30, 2001, real estate property taxes were approximately $19,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $769,000 at June 30, 2001 and the maturity date of the mortgage is August 1, 2029.

The second Los Angeles apartment complex is a 29,000 square foot three-story apartment with 27 units. This complex is held by Intergroup Woodland Village, Inc. ("Woodland Village"), which is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000. For the year ended June 30, 2001, real estate property taxes were approximately $51,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $1,926,000 at June 30, 2001 and the maturity date of the mortgage is October 1, 2029.

The third Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2001, real estate property taxes were approximately $20,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years.
The outstanding mortgage balance was approximately $1,134,000 at June 30, 2001 and the maturity date of the mortgage is November 1, 2029.

The fourth Los Angeles apartment complex is a 10,500 square foot apartment with 10 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2001, real estate property taxes were approximately $13,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $837,000 at June 30, 2001 and the maturity date of the mortgage is December 31, 2029.

The fifth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2001, real estate property taxes were approximately $84,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $2,286,000 at June 30, 2001 and the maturity date of the mortgage is June 1, 2030.

The sixth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2001, real estate property taxes were approximately $26,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $2,735,000 at June 30, 2001 and the maturity date of the mortgage is August 10, 2028.

The seventh Los Angeles apartment complex is a 3,000 square foot apartment with 4 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2001, real estate property taxes were approximately $6,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $456,000 at June 30, 2001 and the maturity date of the mortgage is August 1, 2030.

The eighth Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2001, real estate property taxes were approximately $7,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $597,000 at June 30, 2001 and the maturity date of the mortgage is August 1, 2030.

The ninth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2001, real estate property taxes were approximately $14,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years.
The outstanding mortgage balance was approximately $676,000 at June 30, 2001 and the maturity date of the mortgage is August 15, 2030.

The tenth Los Angeles apartment complex is a 4,700 square foot two-story apartment with 5 units. The Company acquired the property on August 15, 2000 at an initial cost of approximately $997,000. For the year ended June 30, 2001, real estate property taxes were approximately $9,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $498,000 at June 30, 2001 and the maturity date of the mortgage is September 15, 2030.

The eleventh Los Angeles apartment complex is a 32,800 square foot two-story apartment with 24 units. The Company acquired the property on March 8, 2001 at an initial cost of approximately $2,859,000. For the year ended June 30, 2001, real estate property taxes were approximately $2,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $1,797,000 at June 30, 2001 and the maturity date of the mortgage is April 1, 2031.

The twelfth Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2001, real estate property taxes were approximately $1,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $592,000 at June 30, 2001 and the maturity date of the mortgage is November 1, 2029.

The Los Angeles single-family house is a 2,321 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $486,000 at June 30, 2001 and the maturity date of the mortgage is December 1, 2030.

San Francisco, California Hotel.

The San Francisco hotel property owned by Justice Investors is located near the Financial District, one block from the Transamerica Pyramid. Embarcadero Center is within walking distance. Chinatown is directly across the bridge that runs from the hotel to Portsmouth Square Park. The hotel is a 31-storied, steel and concrete, A-frame building which contains 566 guest rooms situated on 22 floors. One floor houses the Chinese Culture Center pursuant to a long-term, nominal-rent lease, and three floors are devoted to a reservation desk, lobby shops, dining room, coffee shop, hotel support facilities, a fitness center, a guest business center, meeting and banquet rooms and offices. Other features of the Holiday Inn include a rooftop swimming pool, 5-storied underground garage and pedestrian bridge across Kearny Street connecting the hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the partnership, is included in the lease to the Chinese Culture Center.

On March 15, 1995, Justice Investors entered into an amended and restated lease with an effective date of January 1, 1995. That lease was assumed by Felcor, effective July 28, 1998. The initial term of the new lease is for a 10-year term expiring on December 31, 2004. The lessee also has an option to renew the lease for one additional term of five years which would extend the lease to December 31, 2009. The lease requires the lessee to pay an annual rent of the greater of twenty percent (20%) of gross room revenues or $2,500,000 plus fifty percent (50%) of total revenues from the demised premises less operating expenses, base rent and capital requirements.

The lease also required the lessee and Justice Investors to make substantial capital improvements and renovations to the hotel property. A rehabilitation budget of more than $8 million was set forth in the new lease agreement, of which the partnership was responsible for $2 million and the lessee was responsible for the remainder. As of June 30, 2000, the partnership had paid all of its $2 million commitment. Rehabilitation and renovation of the guest rooms, hallways, elevators and safety systems was completed during 1999.

Under the terms of the lease, the lessee is responsible for all maintenance and repairs to the property, certain capital improvements, taxes and insurance. In the opinion of management the property is adequately covered by insurance.

The garage lease between the partnership and Evon provides for a monthly rental of sixty percent (60%) of gross parking revenues with a minimum rent of $21,750 per month. That lease expires in November 2010. The lessee is responsible for insurance, repairs and maintenance, utilities and all taxes assessed against the improvements to the leased premises. The garage is operated by Ampco Parking pursuant to a sublease agreement with Evon.


REAL ESTATE INVESTMENT POLICIES

The most significant investment activity of the Company has been to acquire, renovate, operate and, when appropriate, sell income-producing real estate. Through its marketable securities portfolio the Company has indirectly invested in additional real estate related investments such as hotels, office buildings and shopping centers where financial benefit could inure to its shareholders.

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

POTENTIAL RENTAL RATES AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The effective annual rental rate per unit (gross annual rental revenues based on 100% occupancy divided by the total number of apartment units) and the occupancy rate (total gross potential rent less vacancy loss divided by total gross potential rent) for each of the Company's properties for fiscal year ended June 30, 2001 are provided below.

                                    Effective Annual           Physical
         Property                 Rental Rate Per Unit      Occupancy Rate
         --------                 --------------------      --------------

         1.  Morris County, NJ            $11,148                 95%
         2.  St. Louis County, MO (1)     $ 5,608                 94%
         3.  St. Louis County, MO (2)     $ 8,067                 93%
         4.  Florence, KY                 $ 6,621                 94%
         5.  Irving, TX (1)               $ 7,722                 96%
         6.  Irving, TX (2)               $ 5,918                 93%
         7.  San Antonio, TX              $ 6,197                 89%
         8.  Houston, TX                  $ 6,370                 98%
         9.  Austin, TX                   $ 7,417                 57%
         10. Los Angeles, CA (1)          $15,719                100%
         11. Los Angeles, CA (2)          $17,414                 96%
         12. Los Angeles, CA (3)          $19,317                 93%
         13. Los Angeles, CA (4)          $20,942                 90%
         14. Los Angeles, CA (5)          $24,862                 90%
         15. Los Angeles, CA (6)          $22,997                 77%
         16. Los Angeles, CA (7)          $20,325                100%
         17. Los Angeles, CA (8)          $28,733                100%
         18. Los Angeles, CA (9)          $22,876                100%
         19. Los Angeles, CA (10)         $12,740                100%
         20. Los Angeles, CA (11)         $18,035                100%
         21. Los Angeles, CA (12)         $21,816                100%


MANAGEMENT OF THE PROPERTIES

All properties are managed by the Company. The Company has a client service agreement with a professional employer organization, which establishes a three-party relationship whereby the Company and the professional employer organization act as co-employers of the employees who work at the properties.


MARKETABLE SECURITIES INVESTMENT POLICIES

The Company has invested in income producing instruments, equity and debt securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain. Those investments are made under the supervision of the Company's Securities Investment Committee, the Chairman of which is the Company's Chairman of the Board and President. The Company primarily will invest in securities priced above $5.00 a share of companies listed on the New York and American Stock Exchanges and The Nasdaq National Stock Market, Inc. Although most of the Company's marketable securities investments are in companies listed on those stock markets, the overall investment portfolio and some of the Company's investment strategies could be viewed as risky and the market values of the portfolio may be subject to large fluctuations.

The Company may realize gains and losses in its overall investment portfolio from time to time to take advantage of market conditions and/or manage the portfolio's resources and the Company's tax liability. The Company may also assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management. The Company may also use options and futures to hedge concentrated stock positions and index futures to hedge against market risk and enhance the performance of the Company's portfolio while reducing the overall portfolio's risk and volatility.

On June 28, 2001, the Company and its subsidiaries Santa Fe and Portsmouth entered into an agreement with an investment advisory company, which assumed responsibility for the performance of the investment portfolios of the Company and its subsidiaries Santa Fe and Portsmouth as of March 5, 2001. The agreement provides for a quarterly management fee calculated at one-fourth of 1% of the average value of the net assets in the account during each quarter. The agreement also provides for certain performance based fees ranging from 2.5% to 10% on profits that exceed 11% of the opening account value. The Securities Investment Committee monitors the performance of the portfolios. The agreement may be terminated by either party upon thirty days written notice.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. During 1999, the Company increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. This resulted in portions of the Company's investments in marketable securities being classified as "trading" as defined by generally accepted accounting principles. After consultation with the Investment Committee of the Board of Directors, management determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with Company's overall investment objectives and activities. As a result, beginning July 1, 1999, all unrealized gains and losses on the Company's investment portfolio were recorded through the statement of operations.

As Chairman of the Securities Investment Committee, the Company's President and Chief Executive officer, John V. Winfield, oversees the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of Santa Fe and Portsmouth and oversees the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family,

Santa Fe and Portsmouth may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and Portsmouth, at risk in connection with investment decisions made on behalf of the Company. As discussed above, the Company has entered into an agreement with an investment advisory company, which management believes will increase efficiencies in the management of its securities investments.

Item 3.  Legal Proceedings

The following is furnished to update information previously reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 and in its Quarterly Report on Form 10-QSB for the quarterly periods ended September 30, 2000, December 31, 2000 and March 31, 2001.

Howard A. Jaffe v. The InterGroup Corporation, et al., Case No. BC188323, filed on March 27, 1998 in the Los Angeles County Superior Court. As previously reported, on December 14, 2000, after review and recommendation by a special litigation committee of the Board of Directors, the Company agreed to settle this case without any admission of liability for $2,600,000. The settlement was paid in installments, with the final payment made on June 28, 2001 and a dismissal of the action was filed on June 29, 2001. The Company has also received payment from one of its insurance carriers in the amount of $675,000, which was applied to the cost of the settlement.

As previously reported, the Company believes that it has a reasonable basis for claims against its other insurance carrier for its costs of defense of the Jaffe action and for indemnification for all or part of the settlement amount. On February 2, 2001, that insurance carrier filed a Complaint for Declaratory Relief respecting those claims entitled, Continental Casualty Company v. The InterGroup Corporation and John V. Winfield, in the United States District Court for the Central District of California as Case No. 01-01034. The Company and Mr. Winfield have filed an answer, affirmative defenses and counter-claims for breach of written contract, tortuous breach of the implied covenant of good faith and fair dealing and for promissory fraud. In response, Continental Casualty Company ("CNA") filed a motion to dismiss the counterclaims, which was denied in part and granted in part with leave to amend. The case is in its very early stages of discovery and the Company can not reasonably predict the outcome at this time.

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

City of St. Louis, Missouri v. The InterGroup Corporation, Intergroup Bridgeton, Inc., et al., Circuit Court of St. Louis County, State of Missouri, Cause No. 01CC000945. This is a condemnation action filed on April 17, 2001, whereby the City of St. Louis sought to acquire the Company's 176 unit apartment complex located in St. Louis, Missouri by eminent domain for an airport expansion.

Following a hearing, a Commissioners' Report was filed on August 2, 2001 awarding the Company the amount of $13,862,000 and granting the City of Saint Louis permission to take possession of the property. On August 10, 2001, the City of St. Louis filed Exceptions to Commissioners' Report challenging the amount of the award to the Company and requesting a jury trial on the matter. It is expected that such a trial will take place within a year. If the matter does go to trial and a jury returns with a verdict less than the Commissioners' award, the Company will be obligated to pay back the difference together with interest of 6% per annum up to the date of the verdict and 9% thereafter.

7709 Lankershim Ltd. v. Carreon Villa Apartments I, et al., Riverside County Superior Court Case No. 088325 was filed on March 27, 1996 against the Company and others. The action arises out of alleged construction defects in two Indio, California apartment complexes formerly owned by the Company. The
Complaint alleges damages in an amount of $2,000,000   The Company filed
cross-complaints against numerous sub-contractors. Following a successful mediation, a settlement was reached in the case on March 1, 2001. The case was settled with no financial exposure to the Company, other than a nominal payment of $4,000 to one of its insurance carriers to settle a disputed coverage issue.

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


Fiscal 2001                           High                Low
-----------                           ----                ----
First Quarter 7/1 - 9/30             $24.00              $18.75
Second Quarter 10/1 - 12/31          $21.00              $18.87
Third Quarter 1/1 - 3/31             $20.87              $18.75
Fourth Quarter 4/1 - 6/30            $20.00              $16.00

Fiscal 2000                           High                Low
-----------                           ----                ----
First Quarter 7/1 - 9/30             $12.25              $11.67
Second Quarter 10/1 - 12/31          $19.33              $15.00
Third Quarter 1/1 - 3/31             $21.87              $14.00
Fourth Quarter 4/1 - 6/30            $22.37              $16.00

As of June 30, 2001, there were approximately 783 shareholders of record.

DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.


Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The discussion below and elsewhere in the Report includes forward-looking statements about the future business results and activities of the Company, which, by their very nature, involve a number of risks and uncertainties. When used in this discussion, the words "estimate", "project", "anticipate" and similar expressions, are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and the securities markets, changes in general economic conditions, local real estate markets, and competition, as well as uncertainties relating to uninsured losses, securities markets, and litigation, including those discussed below that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

For the Year Ended June 30, 2001 as compared to June 30, 2000.

Income from real estate operations was $166,000 for the year ended June 30, 2001 compared to $12,581,000 for the year ended June 30, 2000. The decrease was primarily attributable to the decrease in gains on sale of real estate and to increases in rental expenses, which were partially offset by an increase in rental income. During the year ended June 30, 2000, the Company sold four properties located in St. Louis, Missouri, Middleton, Ohio, Cincinnati, Ohio, and San Antonio, Texas, respectively, for a total of $17,596,000 and realized a total gain on sale of real estate of $11,837,000. During the year ended June 30, 2001, the Company did not sell any properties.
The increase in rental income to $13,151,000 from $11,817,000 was primarily due to a $888,000 increase in total rental income from the apartment complexes in Austin Texas, Houston Texas, Morris New Jersey, and St. Louis Missouri. These apartment complexes had higher rents and reduced vacancies during the year ended June 30, 2001. In addition, the properties purchased during fiscal year 2001 had total rental income of $1,329,000, which was partially offset by an apartment complex sold in fiscal year 2000 that had total rental income of $1,079,000.

The increase in mortgage interest expenses to $3,813,000 from $2,848,000 was primarily due to the increase in mortgage payable to $58,532,000 from $41,656,000.

The increase in real estate taxes to $1,237,000 from $1,016,000 and depreciation expense to $2,415,000 from $1,994,000 was primarily due to the purchase of additional real estate properties during the year ended June 30, 2001.

The decrease in equity in net income of Justice Investors to $3,928,000 from $3,935,000 was primarily attributable to the decrease in occupancy of the hotel, offset by the increase in average room rate during the current fiscal year.

The Company had a loss from investment transactions of $2,184,000 for the year ended June 30, 2001 as compared to income of $20,052,000 for the year ended June 30, 2000. The change in income(loss) from investment transactions was primarily due to the decrease in net investment gains to $86,000 from $20,968,000 and decrease in interest and dividend income to $1,563,000 from $2,150,000. In addition, margin interest, trading and management expenses increased to $3,833,000 from $3,066,000.

The decrease in net investment gains to $86,000 from $20,968,000 was primarily due to inclusion of a reclassification of holding gains on marketable securities during the year ended June 30, 2000. During fiscal year 2000, the Company reclassified its accumulated unrealized holding gains on marketable securities of $13,467,000 from the balance sheet to earnings. The unrealized holding gains were accumulated over the years up to June 30, 1999 and recognized in the earnings for the year ended June 30, 2000. In addition, the decrease also reflects the decline in the market value of the Company's investment portfolio. The Company had net unrealized losses of $5,812,000 and net realized gains of $5,898,000 during the year ended June 30, 2001. Investment gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The decrease in dividend and interest income to $1,563,000 from $2,150,000 was primarily due to a decrease of income producing securities in the Company's investment portfolio, which consisted mainly of equity securities.

The increase in margin interest, trading and management expenses to $3,833,000 from $3,066,000 was primarily due to inclusion of the $378,000 interest expense related to the $4,000,000 line of credit obtained in September, 2000 and the $1,270,000 second mortgage on the Kentucky property obtained in August 2000. The Company also paid investment advisory fees of $275,000 during the year ended June 30, 2001. There were no such fees in fiscal year 2000. Additionally, margin interest expense increased by $100,000 due to the maintenance of higher average daily margin balances during the year ended June 30, 2001.

The decrease in general and administrative expenses to $1,619,000 from $1,868,000 was primarily due to a reduction in computer and other miscellaneous expenses due to more efficient usage of resources.

Other income/(loss) changed to an expense of $1,047,000 from income of $1,350,000 as a result of settlement expenses of $2,600,000 and approximately $600,000 of legal fees related to the Jaffe Case. The expenses were offset by a $675,000 payment the Company received from one of its insurance carriers that was applied to the cost of the settlement. During the year ended June 30, 2001, the Company also received $1,412,000 in award of attorney's fees related to Guinness Peat case. During the year ended June 30, 2000, other income included the receipt of a $1,000,000 settlement related to a disputed claim pertaining to certain royalty rights held by the Company.

The provision for income taxes changed to a tax benefit of $308,000 from an expense of $15,934,000 due to the loss before taxes incurred during the year ended June 30, 2001.

Minority interest decreased to $2,063,000 from $2,862,000 as a result of the decrease in income generated by the Company's subsidiary.


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. The Company generated cash flow of $1,841,000 from operating activities, used net cash flow of $17,460,000 for investing activities, and generated net cash flow of $15,837,000 from financing activities during the year ended June 30, 2001.

During the year ended June 30, 2001, the Company improved properties in the aggregate amount of $2,622,000. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, up to a total of 333,000 shares of its Common Stock. Such repurchases may be made at the discretion of management and depending upon market conditions. During the year ended June 30, 2001, the Company acquired an additional 46,255 shares of its Common Stock for $912,000.

The events of September 11, 2001, had a dramatic impact on the domestic and global economies resulting in a significant decline in securities markets. Although the Company's investment portfolio felt part of that impact, management anticipates that its net cash flow from real estate operations, securities transactions and real estate financing activities will be sufficient to fund any property acquisitions, property improvements, debt service requirements and operating expenses in fiscal year 2002. Management also anticipates that the net cash flow generated from future operating activities will be sufficient to meet its long-term debt service requirements.


IMPACT OF INFLATION

The Company's residential and commercial rental properties provide income from short-term operating leases and no lease extends beyond one year. Rental increases are expected to offset anticipated increased property operating expenses.

The Company's revenue from its interest in Justice is primarily dependent on hotel revenues. Hotel room rates are typically impacted by supply and demand factors, not inflation, because rental of a hotel room is usually for a limited number of nights. Room rates are usually adjusted to account for inflationary cost increases, therefore; the impact of inflation should be minimal.


Item 7.  Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                             Page
                                                                       ----
Report of Independent Accountants                                       16

Consolidated Balance Sheet at June 30, 2001                             17

Consolidated Statements of Operations and Comprehensive
  Income for the years ended June 30, 2001 and June 30, 2000            18

Consolidated Statements of Shareholders' Equity for the years
  ended June 30, 2001 and June 30, 2000                                 19

Consolidated Statements of Cash Flows for the years ended
  June 30, 2001 and June 30, 2000                                       20

Notes to Consolidated Financial Statements                              21

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Shareholders of The Intergroup Corporation

In our opinion, based on our audit, the accompanying balance sheet and the related statements of income and comprehensive income, of cash flows, and of changes in shareholders' equity present fairly, in all material respects, the financial position of The InterGroup Corporation at June 30, 2001, and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Los Angeles, California
September 21, 2001

                        THE INTERGROUP CORPORATION
                        CONSOLIDATED BALANCE SHEET

As of June 30,                                                 2001
                                                            -----------
                             ASSETS

Investment in real estate, at cost:
 Land                                                     $  24,552,000
 Buildings, improvements and equipment                       51,988,000
 Property held for sale or development                          614,000
                                                            -----------
                                                             77,154,000
 Less: accumulated depreciation                             (15,817,000)
                                                            -----------
                                                             61,337,000
Investment in Justice Investors                              10,859,000
Cash and cash equivalents                                       878,000
Restricted cash                                               1,142,000
Investment in marketable securities                          43,832,000
Other investments                                               893,000
Prepaid expenses and other assets                             1,742,000
                                                            -----------
        Total Assets                                      $ 120,683,000
                                                            ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Mortgage notes payable                                   $  58,532,000
 Obligation for securities sold                              18,677,000
 Due to securities brokers                                    2,867,000
 Accounts payable and other liabilities                       4,597,000
 Deferred income taxes                                        5,985,000
                                                             ----------
        Total Liabilities                                    90,658,000
                                                             ----------
Minority Interest                                            13,080,000
                                                             ----------
Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $.01 par value, 2,500,000 shares
  authorized; none issued                                             -
Common stock - Class A, $.01 par value, 2,500,000
  shares authorized: none issued                                      -
Common stock, $.01 par value, 4,000,000 shares
  authorized; 2,129,288 shares issued and 1,886,732
  outstanding                                                    21,000
Additional paid-in capital                                    8,686,000
Retained earnings                                            13,299,000
Note receivable - stock options                              (1,438,000)
Treasury stock, at cost, 242,556 shares                      (3,623,000)
                                                            -----------
        Total Shareholders' Equity                           16,945,000
                                                            -----------
        Total Liabilities and Shareholders' Equity         $120,683,000
                                                            ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      THE INTERGROUP CORPORATION
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Year Ended June 30,                              2001             2000
Real estate operations:                              -----------      -----------
 Rental income                                      $ 13,151,000     $ 11,817,000
 Rental expenses:
  Mortgage interest expense                           (3,813,000)      (2,848,000)
  Property operating expenses                         (5,520,000)      (5,215,000)
  Real estate taxes                                   (1,237,000)      (1,016,000)
  Depreciation                                        (2,415,000)      (1,994,000)
                                                     -----------      -----------
                                                         166,000          744,000
  Gain on sale of real estate                                  -       11,837,000
                                                     -----------      -----------
  Income from real estate operations                     166,000       12,581,000
                                                     -----------      -----------

Equity in net income of Justice Investors              3,928,000        3,935,000
                                                     -----------      -----------
Investment transactions:
 Dividend and interest income                          1,563,000        2,150,000
 Net investment gains                                     86,000       20,968,000
 Margin interest, trading and management expenses     (3,833,000)      (3,066,000)
                                                     -----------      -----------
   Income(loss) from investment transactions          (2,184,000)      20,052,000
                                                     -----------      -----------
Other income(expenses):
 General and administrative expenses                  (1,619,000)      (1,868,000)
 Miscellaneous (expense)income                        (1,047,000)       1,350,000
                                                     -----------      -----------
   Other expenses                                     (2,666,000)        (518,000)
                                                     -----------      -----------
Income(loss)before provision for income taxes           (756,000)      36,050,000

Provision for income tax (expense)benefit                308,000      (15,934,000)

Minority interest                                     (2,063,000)      (2,862,000)
                                                     -----------      -----------
Net income(loss)                                    $ (2,511,000)    $ 17,254,000
                                                     ===========      ===========
Basic earnings(loss) per share                      $      (1.31)    $       8.75
                                                     ===========      ===========
Weighted average number of shares outstanding          1,922,065        1,971,322
                                                     ===========      ===========
Diluted earnings(loss) per share                    $      (1.31)    $       8.13
                                                     ===========      ===========
Diluted weighted average number of shares
 outstanding                                           1,922,065        2,121,022
                                                     ===========      ===========
Comprehensive income(loss):
    Net income(loss)                                $ (2,511,000)    $ 17,254,000
    Income tax benefit related to
     other comprehensive income                                -        5,387,000
    Adjustment for reclassification of the
     accumulated unrealized holding gains
     prior to July 1, 1999 to current earnings                 -      (13,467,000)
                                                     -----------      -----------

    Comprehensive income(loss)                      $ (2,511,000)    $  9,174,000
                                                     ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.


                                THE INTERGROUP CORPORATION
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                    Accumulated
                                                    other
                            Additional  Retained    comprehensive                Note
                   Common   paid-in     earnings    income,         Treasury     receivable
                   stock    capital     (deficit)   net of taxes    stock        options      Total
                   ------   ---------   ---------   ------------    -----------  -----------  ----------
Balance at
 June 30, 1999    $21,000  $8,686,000 $(1,444,000)  $ 8,080,000   $(1,355,000) $(1,438,000)  $12,550,000

Net income                             17,254,000                                             17,254,000

Purchase of
 treasury stock                                                    (1,356,000)                (1,356,000)


Unrealized holding
 gain on marketable
 securities,
 net of tax                                           (8,080,000)                             (8,080,000)
                   -------  ---------   ---------    -----------    ----------    ---------   ----------
Balance at
 June 30, 2000    $21,000  $8,686,000 $15,810,000   $          -  $(2,711,000) $(1,438,000)  $20,368,000

Net loss                               (2,511,000)                                            (2,511,000)

Purchase of
 treasury stock                                                      (912,000)                  (912,000)

                   -------  ---------   ---------    -----------    ----------    ---------   ----------
Balance at
 June 30, 2001     $21,000 $8,686,000 $13,299,000   $          -   $(3,623,000) $(1,438,000) $16,945,000
                   =======  =========  ==========     ==========    ==========    =========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                         THE INTERGROUP COPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Year Ended June 30,                        2001           2000
                                               -----------    -----------
Cash flows from operating activities:
Net income(loss)                               $(2,511,000)   $17,254,000
Adjustments to reconcile net income(loss)
 to cash provided by operating
 activities:
  Depreciation of real estate                    2,415,000      1,994,000
  Gain on sale of real estate                            -    (11,837,000)
  Equity in net income of Justice Investors     (3,928,000)    (3,935,000)
  Net unrealized (gain)loss on investments       5,812,000    (15,266,000)
  Minority interest                              2,063,000      2,862,000
  Changes in assets and liabilities:
   Restricted cash                                (161,000)       478,000
   Prepaid expenses and other assets               336,000      1,895,000
   Investment in marketable securities          37,183,000    (27,945,000)
   Other investments                               (76,000)     2,194,000
   Accounts payable and other liabilities        2,471,000     (1,298,000)
   Due to securities broker                    (27,109,000)    12,220,000
   Obligations for securities sold             (10,689,000)    15,418,000
   Deferred taxes                               (3,965,000)     6,455,000
                                               -----------   ------------
Net cash provided by operating activities        1,841,000        489,000
                                               -----------   ------------
Cash flows from investing activities:
  Additions to buildings, improvements and
   equipment                                    (2,622,000)    (1,476,000)
  Investment in real estate                    (19,228,000)   (20,978,000)
  Proceeds from sale of real estate                      -     17,596,000
  Investment in Portsmouth                          (2,000)      (199,000)
  Distributions from Justice Investors           4,392,000      3,416,000
                                               -----------    -----------
Net cash used in investing activities          (17,460,000)    (1,641,000)
                                               -----------    -----------
Cash flows from financing activities:
  Principal payments on mortgage notes payable  (4,429,000)    (9,360,000)
  Borrowings from mortgage notes payable        17,305,000     14,141,000
  Increase(decrease) in line of credit
   borrowings                                    4,000,000     (2,000,000)
  Dividends paid to minority shareholders         (127,000)      (127,000)
  Purchase of treasury stock                      (912,000)    (1,356,000)
                                               -----------    -----------
Net cash provided by financing activities       15,837,000      1,298,000
                                               -----------    -----------
Net increase in cash and cash
 equivalents                                       218,000        146,000
Cash and cash equivalents at beginning of
 period                                            660,000        514,000
                                               -----------    -----------
Cash and cash equivalents at end of period     $   878,000    $   660,000
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

As of June 30, 2001 and 2000, the Company had the power to vote 54.9% and 54.3%, respectively, of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (Nasdaq SmallCap: SFEF). Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("PSI"), which derives its revenue primarily as a general partner and a 49.8% limited partner in Justice Investors ("Justice"), a California limited partnership. Justice owns the land, improvements and leaseholds known as the Holiday Inn Financial District/Chinatown, a 566-room hotel in San Francisco, California. On June 30, 1998, the Company's Chairman and President entered into a voting trust giving the Company the power to vote the shares of Santa Fe common stock that he owned. As a result of this agreement, the Company had the power to vote on an additional 3.9% of the voting shares of Santa Fe.

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

The Company reviews for the impairment of its rental property assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If expected future cash flows (undiscounted and excluding interest costs) are less than the carrying value of the rental asset, the asset is written down to its fair value. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived asset. No impairment losses have been recorded in fiscal year 2001 or 2000.

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

The Company adopted SEC Staff Accounting Bulletin (SAB) 101, which did not have an impact on the Company's method of accounting for revenue.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As the Company reported a loss for the year ended June 30, 2001, the inclusion of potentially dilutive common shares related to stock options (189,600 shares at June 30, 2001), would be anti-dilutive. Therefore, basic and diluted earnings per share for the year ended June 30, 2001 are the same.

Recently Issued Accounting Standards

In July, 2001, the Financial Accounting Standard Board issued Statements on Financial Accounting Standards (SFAS) No. 141 (Business Combination) and 142 (Goodwill and Other Intangible Assets). SFAS No. 141 among other things eliminates the use of the pooling of interest method of accounting for business combination. Under the provision of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair value. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 must be adopted in the first quarter of fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of these statements will have a material impact on the Company's financial statements.

2.  Investment in Real Estate:

At June 30, 2001, the Company's investment in real estate consisted of properties located throughout the United States. These properties include twenty one apartment complexes, a commercial real estate property, a single-family house as a strategic investment, and a commercial real estate property that serves as the Company's corporate headquarters. The Company wholly owns all properties above. The Company also owns an apartment complex together with its majority owned subsidiary Santa Fe. All apartment complexes are completed, operating properties. The commercial real estate property and single-family home are being prepared for operation.

In May 2001, the Company purchased an apartment complex located in Los Angeles, California for $1,203,000. To finance the purchase, the Company obtained a $592,000 mortgage note.

In March 2001, the Company purchased an apartment complex located in Los Angeles, California for $2,859,000. To finance the purchase, the Company obtained a $1,800,000 mortgage note.

In January 2001, the Company purchased an apartment complex located in Austin, Texas for $1,681,000. To finance the purchase, the Company obtained a $2,243,000 mortgage note, which included $500,000 for capital improvement.

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

In August 2000, the Company purchased two apartment complexes located in Los Angeles, California for a total of $2,305,000. To finance the purchases, the Company obtained two mortgage notes aggregating $1,180,000.

In August 2000, the Company obtained a second mortgage on one of its properties in the amount of $1,270,000. In the same period, the Company refinanced one of its mortgage notes in the amount of $3,787,000 and obtained a new mortgage note payable in the amount of $3,800,000 and entered into a line of credit agreement with an available balance of $4,000,000. Both the $3,800,000 mortgage note and the $4,000,000 line of credit are collateralized by the same property. As of June 30, 2001, the outstanding balance on the line of credit was $4,000,000.

In July 2000, the Company purchased three apartment complexes located in Los Angeles, California for a total of $6,487,000. To finance the purchases, the Company obtained three mortgage notes aggregating $3,824,000.


3.  Marketable Securities:

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. During fiscal year 1999, the Company increased the turnover of its investment portfolio and engaged in increased trading activities designed to maximize the overall return on investment activities in the near term. This resulted in portions of the Company's investments in marketable securities being classified as "trading" as defined by generally accepted accounting principles. After consultation with the Investment Committee of the Board of Directors, management determined that the classification of the entire portfolio as trading beginning July 1, 1999 would be more consistent with Company's overall investment objectives and activities. As a result, all unrealized gains and losses on the Company's investment portfolio were recorded through the statement of operations.

For the year ended June 30, 2001, net gains on marketable securities of $86,000 included net unrealized losses of $5,812,000 and net realized gains of $5,898,000. For the year ended June 30, 2000, net gains on marketable securities of $20,968,000 included net unrealized gains of $15,266,000 and net realized gains of $5,702,000.

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.

Other investments primarily consist of investments in corporations and securities that are not traded on any exchange. Other investments are stated at cost, net of reserve for loss of $1,196,000.


Financial Instruments and Risk Management

The Company uses option contracts to hedge its investments in the underlying common stock. The purpose of the hedge is to protect against adverse movements in the underlying stock price and market exposure. As of June 30, 2001, the proceeds received and the fair market value of the obligation aggregated $5,185,000 and $3,346,000, respectively. All unrealized gains or losses related to options are included in current earnings.


4.  Investment in Justice Investors:

The consolidated accounts include a 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land improvements and leasehold known as the Financial District Holiday Inn, a 566-room hotel in San Francisco, California. Portsmouth is both a general and limited partner in Justice that oversees operations and shares management responsibilities. Portsmouth records its investment in Justice on the equity basis.

Condensed financial statements for Justice Investors are as follows:










                     CONDENSED BALANCE SHEET

As of June 30,                                                   2001
                                                              ----------
Assets
Total current assets                                         $ 1,562,800
Property, plant and equipment, net of accumulated
  depreciation of $11,923,867                                  4,651,822
Loan fees and deferred lease costs, net of accumulated
  amortization of $194,758                                       115,656
                                                              ----------
Total assets                                                 $ 6,330,278
                                                              ==========

Liabilities and partners' equity
Total current liabilities                                    $    75,700
Partners' capital                                              6,254,578
                                                              ----------
Total liabilities and partner's capital                      $ 6,330,278
                                                              ==========


                     CONDENSED STATEMENTS OF OPERATIONS

For the years ended June 30,                      2001           2000
                                               ----------     ----------

Revenues                                      $ 8,759,508    $ 8,736,989
Costs and expenses                               (872,692)      (835,139)
                                               ----------     ----------
Net income                                    $ 7,886,816    $ 7,901,850
                                               ==========     ==========


5.  Mortgage Notes Payable:

In July 2000, the Company obtained a $459,000 mortgage note related to the purchase of the 4-unit apartment complex located in Los Angeles, California. The note carries an interest rate of 8.09% and matures on August 1, 2030.

In July 2000, the Company obtained a $601,000 mortgage note related to the purchase of the 4-unit apartment complex located in Los Angeles, California. The note carries an interest rate of 8.09% and matures on August 1, 2030.

In July 2000, the Company obtained a $2,764,000 mortgage note related to the purchase of the 30-unit apartment complex located in Los Angeles, California. The note carries an interest rate of 7.58% and matures on August 10, 2028.

In August 2000, the Company obtained a $680,000 mortgage note related to the purchase of the 7-unit apartment complex located in Los Angeles, California. The note carries an interest rate of 7.78% and matures on August 15, 2030.

In August 2000, the Company obtained a $500,000 mortgage note related to the purchase of the 5-unit apartment complex located in Los Angeles, California. The note carries an interest rate of 8.25% and matures on September 15, 2030.

In August 2000, the Company obtained a second mortgage on the 157-unit apartment complex located in Florence, Kentucky in the amount of $1,270,000. The note carries an interest rate of 8.73% and matures on May 1, 2006.

In September 2000, the Company obtained a $875,000 mortgage note related to the purchase of the commercial real estate property located in Los Angeles, California. The note carries an interest rate of 7.50% and matures on November 1, 2029.

In September 2000, the Company obtained a $3,800,000 mortgage note payable for the 442-unit apartment complex located in Houston, Texas to replace the $3,800,000 mortgage note that was obtained in June 2000. In conjunction with the refinancing, the Company entered into a line of credit agreement with an available balance of $4,000,000. Both the $3,800,000 mortgage note and the $4,000,000 line of credit are collateralized by the same property. As of June 30, 2001, the outstanding balance on the line of credit was $4,000,000. The new note and the line of credit carries an interest rate of 7.06% and matures on September 15, 2002.

In November 2000, the Company obtained a $488,000 mortgage note related to the purchase of the single-family home located in Los Angeles, California. The note carries an interest rate of 8.94% and matures on December 1, 2030.

In November 2000, the Company assumed a $1,233,000 mortgage note related to the purchase of the 54-unit apartment complex located Irving, Texas. The note carries an interest rate of 9.22% and matures on July 1, 2006.

In January 2001, the Company obtained a $2,243,000 mortgage note related to the purchase of the 59-unit apartment complex located in Austin, Texas. The note carries an interest rate of 8.10% and matures on November 9, 2001.

In March 2001, the Company obtained a $1,800,000 mortgage note related to the purchase of the 24-unit apartment complex located in Los Angeles, California. The note carries an interest rate of 7.15% and matures on April 1, 2031.

In May 2001, the Company obtained a $592,000 mortgage note related to the purchase of the 5-unit apartment complex located in Los Angeles, California. The note carries an interest rate of 7.00% and matures on November 1, 2029.

At June 30, 2001, the Company had mortgage debt outstanding of $58,532,000. The mortgages carry fixed rates ranging from 6.62% to 9.22%. Each mortgage is secured by its respective land and building. The annual combined aggregate principal payments on the mortgage notes payable for the five-year period commencing July 1, 2002 are as follows:

                 Year ending June 30,
                      2002               $ 6,277,000
                      2003                12,643,000
                      2004                   627,000
                      2005                   673,000
                      2006                 9,160,000
                      Thereafter          29,152,000
                                         -----------
                       Total             $58,532,000
                                         ===========

At June 30, 2001, the total outstanding mortgage balance approximates the estimated fair value of the outstanding debt.







6.  Income Taxes:

The provision for the Company's income tax (expense)/benefit is comprised of the following:

                                                Year Ended June 30,
                                              2001               2000
                                           ----------         ----------
Current tax expense                      $ (3,675,000)      $ (2,683,000)
Deferred tax benefit(expense)               3,983,000        (13,251,000)
                                           ----------         ----------
                                         $    308,000       $(15,934,000)
                                           ==========         ==========

The components of the deferred tax liability as of June 30, 2001, are as follows:

Deferred real estate gains                                  $ 4,693,000
Unrealized gain on marketable securities                      2,357,000
Depreciation and fixed asset differences                         71,000
Equity earnings of subsidiaries                                 357,000
                                                             ----------
   Gross deferred tax liabilities                             7,478,000
                                                             ----------

Capital loss carryforwards                                     (942,000)
Net operation loss carryforwards                               (288,000)
State income taxes                                             (228,000)
Other                                                           (35,000)
                                                             ----------
   Gross deferred tax (assets)                               (1,493,000)
                                                             ----------

Net deferred tax liability                                  $ 5,985,000
                                                             ==========

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:

                                                     Year Ended June 30,
                                                     2001           2000
                                                 -----------    -----------
Income tax at federal statutory rates           $   (257,000)  $(12,149,000)
State income taxes, net of federal benefit           (45,000)    (2,144,000)
Change in deferred liabilities and
 valuation allowance                                       -     (1,641,000)
Other                                                 (6,000)             -
                                                 -----------    -----------
   Total income tax benefit(expense)            $   (308,000)  $(15,934,000)
                                                 ===========    ===========

As of June 30, 2001, the Company had a net federal operating losses available for carryforward of approximately $720,000. The carryforward expires in varying amounts through the year 2003. The Company also has capital losses available for carryforward of $2,356,000 that expire in varying amounts through 2011.




7.  Segment Information

The Company operates in three reportable segments, the operations of its multi-family residential properties, the operation of Justice Investors, and the investment of its cash and securities assets. These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this same information.

Information below represents reported segments for the years ended June 30, 2001 and 2000. Operating income for rental properties consist of rental income. Operating income from Justice Investors consist of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income(losses) for investment transactions consist of net investment gains(losses)and dividend and interest income.

                                 Real Estate
                           -------------------------
Year ended                    Rental       Justice     Investment
June 30, 2001               Properties    Investors    Transactions     Other          Total
                           -----------   -----------   -----------   -----------   ------------
Operating income           $13,151,000   $ 3,928,000   $ 1,649,000   $         -   $ 18,728,000
Operating expenses          (5,520,000)            -    (3,833,000)            -     (9,353,000)
Real estate taxes           (1,237,000)            -             -             -     (1,237,000)
                           -----------   -----------   -----------   -----------   ------------
Income(loss) before
  mortgage interest and
  depreciation               6,394,000     3,928,000    (2,184,000)            -      8,138,000
                           -----------   -----------   -----------   -----------   ------------
Mortgage interest expenses  (3,813,000)            -             -             -     (3,813,000)
Depreciation                (2,415,000)            -             -             -     (2,415,000)
General and administrative
  expenses                           -             -             -    (1,619,000)    (1,619,000)
Other losses                         -             -             -    (1,047,000)    (1,047,000)
Income tax benefit                   -             -             -       308,000        308,000
Minority interest                    -             -             -    (2,063,000)    (2,063,000)
                           -----------   -----------   -----------   -----------   ------------
Net income(losses)         $   166,000   $ 3,928,000   $(2,184,000)  $(4,421,000)  $ (2,511,000)
                           ===========   ===========   ===========   ===========   ============
Total Assets               $61,337,000   $10,859,000   $44,725,000   $ 3,762,000   $120,683,000
                           ===========   ===========   ===========   ===========   ============

                                 Real Estate
                           -------------------------
Year ended                    Rental       Justice     Investment
June 30, 2000               Properties    Investors    Transactions     Other          Total
                           -----------   -----------   -----------   -----------   ------------
Operating income           $11,817,000   $ 3,935,000   $23,118,000   $         -   $ 38,870,000
Operating expenses          (5,215,000)            -    (3,066,000)            -     (8,281,000)
Real estate taxes           (1,016,000)            -             -             -     (1,016,000)
                           -----------   -----------   -----------   -----------   ------------
Income before
  mortgage interest and
  depreciation               5,586,000     3,935,000    20,052,000             -     29,573,000
                           -----------   -----------   -----------   -----------   ------------
Mortgage interest expenses  (2,848,000)            -             -             -     (2,848,000)
Depreciation                (1,994,000)            -             -             -     (1,994,000)
General and administrative
  expenses                           -             -             -    (1,868,000)    (1,868,000)
Gain on sale of real estate 11,837,000             -             -             -     11,837,000
Other income                         -             -             -     1,350,000      1,350,000
Income tax expense                   -             -             -   (15,934,000)   (15,934,000)
Minority interest                    -             -             -    (2,862,000)    (2,862,000)
                           -----------   -----------   -----------   -----------   ------------
Net income(losses)         $12,581,000   $ 3,935,000   $20,052,000  $(19,314,000)  $ 17,254,000
                           ===========   ===========   ===========   ===========   ============
Total Assets               $41,917,000   $10,640,000   $87,909,000  $  3,704,000   $144,170,000
                           ===========   ===========   ===========   ===========   ============

8.  Supplemental Cash Flow Information:

Cash paid for margin interest for the year ended June 30, 2001 and 2000 was $2,094,000 and $1,910,000, respectively. Cash paid for interest on mortgage notes payable for the year ended June 30, 2001 and 2000 was $4,118,000 and $2,351,000, respectively. Cash paid for income taxes aggregated $1,423,000 and $1,151,000 for the year ended June 30, 2001 and 2000, respectively.


9.  Stock Options and Employee Stock Ownership Plan and Trust:

On December 8, 1998, the Company adopted and authorized a stock option plan (the "1998 Non-employee Directors Plan") for non-employee directors. The 1998 Non-employee Directors Plan provides for the granting of stock options to purchase shares of the Company's common stock to non-employee directors of the Company. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan may not exceed 100,000. During fiscal years 2001 and 2000, the Company granted stock options of 10,000 shares in each respective year, to the directors of the Company. These options have exercise prices of $18.00 and $12.25 per share, respectively. Of the total options granted in fiscal year 2001, 8,400 options vested during the year and the remaining 1,600 options vest over two years. The options have a term of 10 years.

On December 22, 1998, the Company adopted and authorized a stock option plan (the "1998 Key Officers Plan") for selected key officers. The 1998 Plan provides for the granting of stock options to purchase shares of the Company's common stock to key officers of the Company. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan may not exceed 200,000. On December 22, 1998, the Board of Directors of the Company granted a total of 150,000 stock options to the President and Chairman of the Company at an exercise price of $11.875 per share. As of June 30, 2001, all 150,000 options are vested. During fiscal year 2001, the Company granted 10,000 options with an exercise price of $19.75 to an officer of the Company. These options vest over 8 years and have a term of 10 years.

Information relating to the stock options during the fiscal years ended June 30, 2001 and 2000 are as follows:
                                      Number of          Weighted-average
                                       Shares            Exercise Price
                                      ----------         ---------------
Unexercised options
  outstanding at June 30, 1999:         197,000                  $14.02
Granted                                  10,000                  $12.25
Exercised                                     -                       -
Forfeited                                     -                       -
                                       --------                --------
Unexercised options
  outstanding at June 30, 2000:         207,000                  $13.60
Granted                                  20,000                  $18.88
Exercised                                     -                       -
Forfeited                                     -                       -
                                       ========                ========
Unexercised options
  outstanding at June 30, 2001:         227,000                  $14.06





Unexercised            Range of       Weighted Average  Weighted Average
Options                Exercise Price Exercise Price    Remaining Life
----------------      --------------  ----------------  ----------------
June 30, 2000          $11.88-$44.44      $13.60           8.36 years
June 30, 2001          $11.88-$44.44      $14.06           7.57 years

As required by FAS 123, the company has determined the pro-forma information as if the company had accounted for stock options granted since January 1, 1998, under the fair value method of FAS 123. The Black-Scholes option pricing model was used with the following weighted-average assumptions for 2001; risk-free interest rate of 2.46%; dividend yield of 0%; expected Common Stock market price volatility factor of 28.66; and a weighted-average expected life of the options of 7.57 years. The weighted-average fair value of options granted in fiscal years 2001 and 2000 were $8.00 and $17.01 per share, respectively. The aggregate fair value of the options granted in fiscal years 2001 and 2000 were $160,000 and $170,000, respectively.

Stock based compensation is accounted for under APB 25 and accordingly, no compensation cost has been recognized for stock options in the financial statements. Had compensation cost been determined based upon the fair value of the stock options at grant date and consistent with FAS 123, the Company's pro forma net loss and net loss per share (based on 47,500 and 47,500 options vested for fiscal years 2001 and 2000, respectively) are as follows:

                                               2001           2000
                                           -----------     ----------
  Net income(loss) - as reported           $(2,511,000)   $17,254,000
  Net income(loss) - pro forma             $(2,893,000)   $16,415,000
  Earnings(loss) per share - as reported        $(1.31)         $8.13
  Earnings(loss) per share - pro forma          $(1.50)         $7.74


In April 1986, the Company established an Employee Stock Ownership Plan and Trust ("ESOP" or the "Plan"), effective July 1985, which enabled eligible employees to receive an ownership interest in stock of the Company. The Company did not make ESOP contributions during fiscal 2000 or 1999. The Company distributed 1,680 shares (adjusted for stock split) to terminated employees during fiscal 1998. Effective November 15, 1998, the Plan was terminated and the interest of each participant was fully vested and nonforfeitable. After receiving a favorable determination letter from the Internal Revenue Service, all Plan benefits were distributed on November 27, 2000. The termination of the Plan did not have a material effect on the financial statements of the Company.


10.  Commitments and Contingencies:

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

Howard A. Jaffe v. The InterGroup Corporation, et al.("Jaffe Case"), Case No. BC188323, filed on March 27, 1998 in the Los Angeles County Superior Court.
As previously reported, on December 14, 2000, the Company agreed to settle the case without any admission of liability for $2,600,000. The settlement was paid in installments, with the final payment made on June 28, 2001 and a dismissal of the action was filed on June 29, 2001. The Company has also received payment from one of its insurance carriers in the amount of $675,000, which was applied to the cost of the settlement. The Company believes that it has good claims against its other insurance carrier for the costs of the defense of this action and for a portion of the settlement amount. Those claims are subject to an action for declaratory relief, which was filed by the insurance carrier. The Company will vigorously pursue those claims.

On April 16, 2001 the City of St. Louis, Missouri, filed a condemnation action against the Company and its subsidiary in the Circuit Court of St. Louis County, State of Missouri, whereby the City of St. Louis sought to acquire the Company's 176 unit apartment complex located in St. Louis, Missouri by eminent domain for an airport expansion. Following a hearing, a Commissioners' Report was filed on August 2, 2001 awarding the Company the amount of $13,862,000 and granting the City of Saint Louis permission to take possession of the property. On August 10, 2001, the City of St. Louis filed Exceptions to Commissioners' Report challenging the amount of the award to the Company and requesting a jury trial on the matter. It is expected that such a trial will take place within a year. If the matter does go to trial and a jury returns with a verdict less than the Commissioners' award, the Company will obligated to pay back the difference together with interest of 6% per annum up to the date of the verdict and 9% thereafter. After payment of the mortgage on the property, costs and attorneys' fees, the Company received net proceeds of $9,254,980 on August 21, 2001. The Company intends to defer any taxable gain from the involuntary taking of the property through appropriate exchange transactions.

The Company is a defendant or co-defendant in various other legal actions involving various claims incident to the conduct of its business. Most of these claims are covered by insurance. Management does not anticipate the Company to suffer any material liability by reason of such actions.

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. In addition, the Company utilizes margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.


11.  Related Party Transactions:

Gary N. Jacobs, a Director of the Company, is Of Counsel to the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. Through May 31, 2000 he was a senior partner of said firm, which provided legal services
to the Company during the years ended June 30, 2001 and 2000.   During the
years ended June 30, 2001 and 2000, the Company made payments of approximately $165,000 and $216,000, respectively to Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP.

In May 1996, the Company's Chairman and President exercised options to purchase 187,500 shares of Common Stock at a price of $7.67 per share through a full recourse note due the Company on demand with an original due date of May 16 2001. On May 2, 2001, the Company extended the due date to May 16, 2003. The note bears interest floating at the lower of 10% or the prime rate (7.00% at June 30, 2001) with interest payable quarterly. The balance of the note receivable of $1,438,000 is reflected as a reduction of shareholders' equity at June 30, 2001. During the fiscal year ended June 30, 2001 and 2000, the President of the Company made interest payments of approximately $127,000 and $131,000, respectively, on the note.


12. Subsequent Events:

During July through September 2001, the Company completed the purchase of two apartment complexes for a total of $3,996,000.

On August 2, 2001, the Company was awarded $13,862,000 from the Circuit court of St. Louis County, Missouri, which granted the City of Saint Louis permission to take possession of the 176-unit Saint Louis, Missouri apartment complex in a condemnation action filed by the City of Saint Louis. After payment of the mortgage on the property, costs and attorneys' fees, the Company received net proceeds of $9,254,980 on August 21, 2001. The proceeds were invested in the investment securities market.

On August 10, 2001, the City of St. Louis filed Exceptions to Commissioners' Report challenging the amount of the award to the Company and requesting a jury trial on the matter.




Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                              PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2001:

                         Position with
    Name                  the Company         Age     Term to Expire
------------------     ------------------     ---    -----------------
Class A Directors:
John V. Winfield      Chairman of the Board;   54     2003 Annual Meeting
(1)(4)(5)(6)(7)(8)    President and Chief
                      Executive Officer
Josef A.
Grunwald (7)          Director                 53     2003 Annual Meeting

Class B Directors:

Gary N. Jacobs
(1)(6)(7)(8)(9)       Secretary; Director      56     2001 Annual Meeting

William J. Nance (1)
(2)(3)(4)(5)(6)(7)(9) Treasurer; Director      57     2001 Annual Meeting

Class C Directors:

Mildred Bond
Roxborough (2)        Director                 74     2002 Annual Meeting

John C. Love          Director                 61     2002 Annual Meeting
(3)(4)(5)(9)

Other Executive
Officers:

Gregory C. McPherson  Executive Vice           42      N/A
                      President;
                      Assistant Treasurer

Michael G. Zybala     Vice President           49      N/A
                      Operations;
                      Assistant Secretary

David C. Gonzalez     Vice President           34      N/A
                      Real Estate
------------------

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

Gary N. Jacobs -- Mr. Jacobs was appointed to the Board and as Secretary in 1998. Mr. Jacobs is Executive Vice President and General Counsel of MGM MIRAGE (NYSE: MGG) and Of Counsel to the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. Through May 31, 2000 he was a partner of said firm and the head of the corporate department. Mr. Jacobs graduated summa cum laude from Brandeis University and from Yale Law School, where he was Order of the Coif. He is a Trustee of the Natural History Museum of Los Angeles County and a member of the Board of Overseers of Brandeis University's Graduate School of International Economics and Finance.

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

David C. Gonzalez -- Mr. Gonzalez was appointed Vice President Real Estate of the Company on January 31, 2001. Over the past 12 years, Mr. Gonzalez has served in numerous capacities with the Company, including Controller and Director of Real Estate.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2001 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.


Item 10.  Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the named Executive Officers and one employee of the Company who earned more than $100,000 (salary and bonus) for all services rendered to the Company and its subsidiaries for fiscal years 2001, 2000 and 1999. There are currently no employment contracts with the Executive Officers.


                           SUMMARY COMPENSATION TABLE
                                                                        Long-Term
                                    Annual Compensation                Compensation
                                    -------------------                ------------
                                                                         Awards
                                                                         ------
                                                                       Securities
Name and Principal                                     Other Annual    Underlying
Position                  Year     Salary      Bonus   Compensation    Options/SARs
-------------------      ------   -------      ------  -------------   ------------
John V. Winfield
Chairman; President       2001   $522,000(1)      -      $69,322(2)            -
and Chief Executive       2000   $522,000(1)      -      $61,700(2)            -
Officer                   1999   $457,572(1)      -      $55,693(2)      150,000(3)

Gregory C. McPherson      2001   $140,383(4)  $ 20,000          -
Executive Vice President; 2000   $158,006(4)  $ 25,000          -
and Assistant Treasurer   1999   $170,331(4)  $ 10,000          -

Michael G. Zybala         2001   $131,028(5)  $ 15,000          -
Vice President Operations 2000   $127,465(5)  $ 20,000          -
and Assistant Secretary   1999   $118,850(5)  $ 10,000

David C. Gonzalez         2001   $141,608     $ 75,000          -         10,000(7)
Director of Real Estate   2000   $120,000     $100,000   $32,071(6)
                          1999   $120,000     $ 55,000
---------------------

(1) Mr. Winfield also serves as President and Chairman of the Board of the Company's subsidiary, Santa Fe, and Santa Fe's subsidiary, Portsmouth. Mr. Winfield received salary and directors fees of $252,000, $252,000 and $200,282 from those entities during fiscal years 2001, 2000 and 1999, respectively, which amounts are included in this item.

(2) Amounts include an auto allowance and compensation for a portion of the salary of an assistant. The auto allowance was $34,322, $29,700 and $29,193 during fiscal years 2001, 2000 and 1999, respectively. The amount of compensation related to the assistant was approximately $35,000, $32,000 and $26,500 during fiscal years 2001, 2000 and 1999 respectively. During fiscal 2001 2000 and 1999, the Company also paid annual premiums in the amount of $42,577 for a split dollar whole life insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payment to the beneficiary. During fiscal years 2001, 2000 and 1999 Santa Fe and Portsmouth also paid annual premiums on split dollar policies in the total amount of $41,500.

(3) On December 22, 1998 Mr. Winfield was granted options to purchase up to 150,000 shares of the Common Stock of the Company at an exercise price of $11.875 per share, which was the closing price of the Common Stock on the date of grant. The term of the options is for the period beginning December 22, 1998 and ending on December 21, 2008. All options are currently vested.

(4) Mr. McPherson is a consultant of Portsmouth and received annual consulting fees of $88,200 during the fiscal years 2001, 2000 and 1999, which are included in this item.

(5) Mr. Zybala became Vice President Operations in January 1999. His salary and bonuses are allocated 30% to the Company and 70% to Santa Fe and Portsmouth.

(6) Amounts shown relate to forgiveness of unpaid balance on promissory note due to the Company.

(7) On January 31, 2001, Mr. Gonzalez was granted options to purchase up to 10,000 shares of the Common Stock of the Company at an exercise price of $19.75 per share, which was the closing price of the Common Stock on the date of grant. The term of the options is for the period beginning January 31, 2001 and ending on January 30, 2011. No options may be exercised prior to January 31, 2003 and vest at a rate of 1,000 shares per year between January 31, 2003 and January 31, 2006, and at a rate of 1,500 shares per year between January 31, 2007 and January 31, 2010.


                  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The following table contains information concerning individual grants of stock options or Stock Appreciation Rights ("SARs") made during the last completed fiscal year to each of the named executive officers.


                 Number of Secu-     Percent of Total
                  rities Underlying    Options/SARs
                    Options/SARs        Granted To       Exercise of
                      Granted           Employees In      Base Price    Expiration
       Name             (#)             Fiscal Year        ($/Sh)         Date
       ----       -----------------    ---------------   -----------    ----------
David C. Gonzalez      10,000(1)            100%           $19.75        1/30/2011
-----------------

(1) On January 31, 2001, Mr. Gonzalez was granted options to purchase up to 10,000 shares of the Common Stock of the Company at an exercise price of $19,75 per share, which was the closing price of the Common Stock on the date of grant. The term of the options is for the period beginning January 31, 2001 and ending on January 30, 2011. No options may be exercised prior to January 31, 2003 and vest at a rate of 1,000 shares per year between January 31, 2003 and January 31, 2006, and at a rate of 1,500 shares per year between January 31, 2007 and January 31, 2010.






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

                                              Number of Securities
              Shares                         Underlying Unexercised      Value of Unexercised
           Acquired on        Value            Options/SARs as of        In-the-Money Options/
Name       Exercise (#)     Realized ($)         June 30, 2001            at June 30, 2001
----       ------------     -----------      -----------------------      --------------------
                                           Exercisable/Unexercisable   Exercisable/Unexercisable
                                           -------------------------   -------------------------
John V.
Winfield             -      $     -            150,000/0                   $1,186,500/0(1)

David C.
Gonzalez             -      $     -                  0/10,000              $        0/0(1)
--------------

(1) Based on the closing price of the Company's Common Stock on June 30, 2001 of $19.05 per share.



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

Pursuant to the plan, the following non-employee directors of the Company were granted options during fiscal 2001 to purchase shares of Common Stock: Josef
A. Grunwald (2,000 shares); William J. Nance (2,000 shares); Mildred Bond Roxborough (2,000 shares); Gary N. Jacobs (2,000 shares); and John C. Love (2,000 shares). The exercise price for the options is $18.00 per share, which was the closing price of the Company's Common Stock on the Nasdaq National Market System as of the date of grant on July 1, 2000.


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

The exercise price of the option shall be determined at the time of grant and shall not be less than 100% of the fair market value of the Common Stock at the time of the grant of the option. The term of the option shall not exceed 10 years from the date on which the option is granted. The vesting schedule for the options and the method or time that when the option may be exercised in whole or in part shall be determined by the Committee. However, in no event shall an option be exercisable within six months of the date of grant in the case of an optionee subject to Section 16(b) of the Exchange Act. Subject to certain exceptions, the option shall terminate six months after the optionee's employment with the Company terminates. As discussed above, options to purchase 10,000 shares were granted to the Company's Vice President Real Estate during fiscal 2001 pursuant to the Key Employee Plan.


Employee Stock Ownership Plan and Trust ("ESOP")

In April 1986, the Company established an Employee Stock Ownership Plan and Trust ("ESOP" or the "Plan"), effective July 1985, which enabled eligible employees to receive an ownership interest in Common Stock of the Company. The Company did not make any ESOP contributions during fiscal year 1999, made $816 in ESOP contributions during fiscal year 1998 and no contributions in fiscal year 1997. The Company made distributions of 1,680 shares (adjusted for splits) to terminated employees during fiscal year 1998 and made no distributions during fiscal years 1999 and 1997. Effective November 15, 1998, the Plan was terminated and the interest of each participant was fully vested and nonforfeitable. After receiving a favorable determination letter from the Internal Revenue Service, all Plan benefits were distributed on November 27, 2001.


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


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of September 21, 2001, certain information with respect to the beneficial ownership of Common Stock owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.

Name and Address of           Amount and Nature
Beneficial Owner            of Beneficial Owner(1)     Percentage(2)
--------------------        ----------------------     -------------

John V. Winfield               1,075,938(3)                 52.8%
820 Moraga Drive
Los Angeles, CA 90049

Josef A. Grunwald                 87,045(2)                  4.6%
820 Moraga Drive
Los Angeles, CA 90049

William J. Nance                  52,250(2)                  2.7%
820 Moraga Drive
Los Angeles, CA 90049

Mildred Bond Roxborough           16,350(2)                    *
820 Moraga Drive
Los Angeles, CA 90049

Gary N. Jacobs                    10,250(2)(4)                 *
820 Moraga Drive
Los Angeles, CA 90049

John C. Love                       8,000(2)                    *
820 Moraga Drive
Los Angeles, CA 90049

Gregory C. McPherson               8,993                       *
820 Moraga Drive
Los Angeles, CA 90049

Michael G. Zybala                      0                       *
820 Moraga Drive
Los Angeles, CA 90049

David C. Gonzalez                 10,000(5)                    *
820 Moraga Drive
Los Angeles, CA 90049

All Directors and
Executive Officers as a
Group (9 persons)              1,268,826                    60.6%
------------------
*  Ownership does not exceed 1%.

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,886,232 shares of Common Stock outstanding at September 21, 2001, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. The following options are included in directors shares: Josef A. Grunwald - 14,000; William J. Nance - 14,000; Mildred Bond Roxborough - 14,000; Gary N. Jacobs - 8,000; John C. Love - 8,000.

(3) Includes 150,000 shares of which Mr. Winfield has the right to acquire pursuant to options.

(4) Other than his options, all shares of Mr. Jacobs are held by the Gary and Robin Jacobs Family Trust.

(5) Does not include options granted to Mr. Gonzalez, which do not start to vest until January 2003


Item 12.  Certain Relationships and Related Transactions.


On December 4, 1998, the Administrative and Compensation Committee authorized the Company to obtain whole life and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal 2001 and 2000, the Company paid annual premiums in the amount of $42,577 for the split dollar whole life insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

On June 30, 1998, the Company's Chairman and President entered into a voting trust agreement with the Company giving the Company the power to vote on his 3.7% interest in the outstanding shares of the Santa Fe common stock.

In May 1996, the Company's Chairman and President exercised options to purchase 187,500 shares of Common Stock at a price of $7.67 per share through a full recourse note due to the Company on demand with an original due date of May 16, 2001. On May 2, 2001, the Company extended the due date to May 16, 2003. The note bears interest floating at the lower of 10% or the prime rate (8.50% at March 31, 2001) with interest payable quarterly. The balance of the note receivable of $1,438,000 is reflected as a reduction of shareholders' equity at June 30, 2001. During the fiscal years ended June 30, 2001 and 2000, the President of the Company made interest payments of approximately $127,000 and $131,000 respectively in connection with the note relating to his 1996 exercise of stock options.

As Chairman of the Securities Investment Committee, the Company's President and Chief Executive officer, John V. Winfield, oversees the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of Santa Fe and Portsmouth and oversees the investment activity of those companies. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and Portsmouth may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and Portsmouth, at risk in connection with investment decisions made on behalf of the Company. Under the direction of the Securities Investment Committee, the Company has instituted certain modifications to its procedures to reduce the potential for conflicts of interest. In addition, on June 28, 2001, the Company and its subsidiaries Santa Fe and Portsmouth entered into an agreement with an investment advisory company, which assumed responsibility for the performance of the investment portfolios of the Company and its subsidiaries Santa Fe and Portsmouth as of March 5, 2001.

Gary N. Jacobs, a Director of the Company, is Of Counsel to the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. Through May 31, 2000 he was a senior partner of said firm, which provided legal services
to the Company during the years ended June 30, 2001 and 2000.   During the
years ended June 30, 2001 and 2000, the Company made payments of approximately $165,000 and $216,000, respectively to Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP.


Item 13.  Exhibits, List and Reports on Form 8-K.

(a) Listing of Exhibits by Table Number
    -----------------------------------

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

    (e) Note and Exercise Agreement from Mr. John V. Winfield dated May 17, 1996*****

    (f) 1998 Stock Option Plan for Non-Employee Directors approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 ******

    (g) 1998 Stock Option Plan for Selected Key Officers, Employees and Consultants approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 ******


21. Subsidiaries:

(1) Intergroup Summit Hills, Inc. (incorporated on August 12, 1993 in TX)
(2) Intergroup Mariposa, Inc. (incorporated on June 23, 1994 in TX)
(3) Intergroup Arlington Arms, Inc. (incorporated on August 5, 1993 in TX)
(4) Intergroup Woodland Village, Inc. (incorporated on August 5, 1993 in OH)
(5) Intergroup Cross Keys, Inc. (incorporated on April 1, 1994 in MO)
(6) Intergroup Bridgeton, Inc. (incorporated on May 12, 1994 in MO)
(7) Intergroup Whisperwood, Inc. (incorporated on June 20, 1994 in PA)
(8) Intergroup Eagle Creek, Inc. (incorporated on April 15, 1994 in TX)
(9) Intergroup Entertainment Corp. (incorporated on December 23, 1993 in DE)
(10) Mutual Real Estate Corp. (incorporated on March 10, 1994 in TX)
(11) WinGroup Capital (incorporated on September 21, 1994 in CA)
(12) Broadview Enterprises, Inc. (incorporated April 14, 1995 in MO)
(13) Wayward, Inc. (incorporated April 18, 1995 in MO)
(14) Golden West Entertainment, Inc. (incorporated February 15, 1990 in CA)
(15) Golden West Television Productions, Inc. (incorporated September 17, 1991 in CA)
(16) Golden West Television Productions, Inc. (incorporated March 17, 1986 in
     NY)
(17) Intergroup The Trails, Inc. (incorporated on September 14, 1994 in TX)
(18) Intergroup Meadowbrook Gardens, Inc. (incorporated on June 23, 1994 in
     NJ)
(19) Intergroup Pine Lake, Inc. (incorporated on February 9, 1996 in KY)
(20) Bellagio Capital Fund, LLC (established on June 18, 1997 in CA)
(21) Intergroup Casa Maria, Inc. (incorporated on April 3, 1997 in TX)
(22) Casa Maria Limited Partnership (established August 19, 1993 in KS)
(23) Healthy Planet Communications, Inc. (incorporated July 3, 1997 in CA)
(24) Santa Fe Financial Corporation (incorporated July 25, 1967 in NV)
(25) Portsmouth Square, Inc. (incorporated July 6, 1967 in CA)
(26) 2301 Bel-Air Equity, Inc. (incorporated May 25, 2000 in CA)
(27) 11378 Ovada Properties, Inc. (incorporated June 21, 2000 in CA)
(28) 11371 Ovada Properties, Inc. (incorporated May 25, 2000 in CA)
(29) 11361 Ovada Properties, Inc. (incorporated June 1, 2000 in CA)
(30) 11680 Bellagio Properties, Inc. (incorporated May 25, 2000 in CA)
(31) North Sepulveda Properties, Inc. (incorporated June 21, 2000 in CA)
(32) 11650 Bellagio Properties, Inc. (incorporated August 17, 2000 in CA)
(33) Intergroup Elwood, Inc. (incorporated October 12, 2000 in TX)
(34) 11720 Bellagio Properties, Inc. (incorporated January 17, 2001 in CA)
(35) 636 Acanto Properties, Inc. (incorporated February 15, 2001 in CA)
(36) Intergroup Tollgate Creek, Inc. (incorporated June 14, 2001 in TX)


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


(b) Reports on Form 8-K
    ---------------

Registrant filed no reports on Form 8-K during the last quarter of the period covered by this Report.


                               SIGNATURES
                                ----------

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  THE INTERGROUP CORPORATION
                                                        (Registrant)

Date: September 28, 2001           by /s/ John V. Winfield
      ------------------              ---------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer


Date: September 28, 2001           by /s/ Gregory C. McPherson
      ------------------              --------------------------------------
                                      Gregory C. McPherson,
                                      Executive Vice President


Date: September 28, 2001           by /s/ Michael G. Zybala
      ------------------              --------------------------------------
                                      Michael G. Zybala,
                                      Vice President Operations


Date: September 28, 2001           by /s/ Randy Du
      ------------------              --------------------------------------
                                      Randy Du, Controller
                                     (Principal Accounting Officer)

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: September 28, 2001            /s/ John V. Winfield
    --------------------            ---------------------------------------
                                    John V. Winfield, Chairman of the Board,
                                    President and Chief Executive Officer

Date: September 28, 2001            /s/ Josef A. Grunwald
      ------------------            ---------------------------------------
                                    Josef A. Grunwald, Director

Date: September 28, 2001            /s/ Gary N. Jacobs
      ------------------            ---------------------------------------
                                    Gary N. Jacobs, Director

Date: September 28, 2001            /s/ John C. Love
      ------------------            ---------------------------------------
                                    John C. Love, Director

Date: September 28, 2001            /s/ William J. Nance
      ------------------            ---------------------------------------
                                    William J. Nance, Director



Date: September 28, 2001            /s/ Mildred Bond Roxborough
      ------------------            ---------------------------------------
                                    Mildred Bond Roxborough

34