Form 10QSB
period 2001-09-30
INTERGROUP CORP
filed 2001-11-14
CIK 69422

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

 [ ]   Transition Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the transition period from ______ to _____

Commission file number 1-10324


                          THE INTERGROUP CORPORATION
                          --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


          DELAWARE                                             13-3293645
 ------------------------------                            ------------------
(State or Other Jurisdiction of                           (IRS Employer
 Incorporation or Organization)                            Identification No.)


                     820 Moraga Drive Los Angeles, CA 90049
                     --------------------------------------
                    (Address of Principal Executive Offices)


                                 (310) 889-2500
                            -------------------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of November 9, 2001 were 1,886,132 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                         THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB


PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet (unaudited)
      As Of September 30, 2001                                         3

    Consolidated Statements of Operations (unaudited)
      For the Three Months Ended September 30, 2001 and 2000           4

    Consolidated Statements of Cash Flows (unaudited)
      For the Three Months Ended September 30, 2001 and 2000           5

    Notes to Consolidated Financial Statements                         6

  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     11


Part  II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                          13

  Item 6.  Exhibits and Reports on Form 8-K                           14

Signatures                                                            14

                          THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)

As of September 30,                                                  2001
                                                                  -----------
Assets
  Investment in real estate, at cost:
    Land                                                         $ 25,271,000
    Buildings, improvements and equipment                          51,435,000
    Property held for sale or development                             808,000
                                                                  -----------
                                                                   77,514,000
    Less:  accumulated depreciation                               (14,071,000)
                                                                  -----------
                                                                   63,443,000
  Cash and cash equivalents                                         7,176,000
  Restricted cash                                                   1,092,000
  Investment in marketable securities                              25,644,000
  Investment in Justice Investors                                  11,347,000
  Other investments                                                   887,000
  Prepaid expenses and other assets                                 2,131,000
                                                                  -----------
    Total assets                                                 $111,720,000
                                                                  ===========
Liabilities and Shareholders' Equity
Liabilities
  Mortgage notes payable                                         $ 56,082,000
  Obligation for securities sold                                   13,411,000
  Accounts payable and accrued expenses                             4,820,000
  Deferred income taxes                                             7,178,000
                                                                  -----------
    Total liabilities                                              81,491,000
                                                                  -----------
Minority interest                                                  11,260,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   2,129,288 issued, 1,886,232 outstanding                             21,000
  Common stock, class A $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                15,332,000
  Note receivable - stock options                                  (1,438,000)
  Treasury stock, at cost, 243,056 shares                          (3,632,000)
                                                                  -----------
    Total shareholders' equity                                     18,969,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $111,720,000
                                                                  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the Three Months ended September 30,               2001           2000
                                                   -----------    -----------
Real estate operations:
  Rental income                                   $  3,303,000   $  3,141,000
  Rental expenses:
    Mortgage interest expense                         (900,000)      (863,000)
    Property operating expenses                     (1,533,000)    (1,264,000)
    Real estate taxes                                 (283,000)      (235,000)
    Depreciation                                      (597,000)      (552,000)
                                                   -----------    -----------
                                                       (10,000)       227,000
    Gain on sale of real estate                     10,277,000              -
                                                   -----------    -----------
    Income from real estate operations              10,267,000        227,000
                                                   -----------    -----------

Equity in net income of Justice Investors            1,088,000      1,206,000
                                                   -----------    -----------

Investment transactions:
  Net investment (losses)gains                     (10,051,000)     1,663,000
  Dividend and interest income                         128,000        551,000
  Margin interest, trading & management expenses      (565,000)      (951,000)
                                                   -----------    -----------
    Income(loss) from investment transactions      (10,488,000)     1,263,000
                                                   -----------    -----------
Other income(expense):
  General and administrative expenses                 (365,000)      (422,000)
  Other (expense)income                                (11,000)       147,000
                                                   -----------    -----------
    Other expense                                     (376,000)      (275,000)
                                                   -----------    -----------
Income before provision for income
 taxes and minority interest                           491,000      2,421,000

Provision for income tax expense                      (200,000)      (618,000)
                                                   -----------    -----------
Income before minority interest                        291,000      1,803,000
Minority interest                                    1,742,000       (939,000)
                                                   -----------    -----------
Net income                                        $  2,033,000   $    864,000
                                                   ===========    ===========
Basic earnings per share                          $       1.08   $       0.45
                                                   ===========    ===========
Weighted average number of shares outstanding        1,886,627      1,929,237
                                                   ===========    ===========
Diluted earnings per share                        $       0.98   $       0.42
                                                   ===========    ===========
Diluted weighted average number of shares
 outstanding                                         2,084,627      2,078,937
                                                   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                               THE INTEGROUP CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


For the Three Months Ended September,                  2001           2000
                                                   -----------    -----------
Cash flows from operating activities:
  Net income                                      $  2,033,000   $    864,000
  Adjustments to reconcile net income
   to cash used in operating activities:
    Depreciation of real estate                        597,000        552,000
    Gain on sale of real estate                    (10,278,000)             -
    Net unrealized losses(gains) on investments      8,973,000     (2,879,000)
    Equity in net income from Justice Investors     (1,088,000)    (1,206,000)
    Minority interest                               (1,742,000)       939,000
    Changes in assets and liabilities:
      Restricted cash                                   50,000       (238,000)
      Investment in marketable securities            9,173,000     10,555,000
      Other investments                                  6,000       (385,000)
      Prepaid expenses and other assets               (486,000)         3,000
      Accounts payable and other liabilities          (777,000)       529,000
      Due to broker                                 (2,867,000)   (12,197,000)
      Obligations for securities sold               (5,266,000)     3,060,000
      Deferred income taxes                          1,193,000        215,000
                                                   -----------    -----------
  Net cash used in operating activities               (479,000)      (188,000)
                                                   -----------    -----------
Cash flows from investing activities:
  Additions to buildings, improvements
   and equipment                                    (1,172,000)      (538,000)
  Investment in real estate                         (4,018,000)   (10,557,000)
  Proceeds from sale of real estate                 13,862,000              -
  Distributions from Justice Investors                 627,000        627,000
  Investment in Portsmouth Stock                             -         (1,000)
                                                   -----------    -----------
  Net cash provided by (used in)
   investing activities                              9,299,000    (10,469,000)
                                                   -----------    -----------
Cash flows from financing activities:
  Principal payments on mortgage notes payable      (4,719,000)    (3,915,000)
  Borrowings from mortgage notes payable             2,269,000     10,949,000
  Increase in line of credit borrowings                      -      4,000,000
  Purchase of treasury stock                            (9,000)             -
  Dividends paid to minority shareholders              (63,000)       (63,000)
                                                   -----------    -----------
  Net cash (used in) provided by
   financing activities                             (2,522,000)    10,971,000
                                                   -----------    -----------
Net increase in cash and cash equivalents            6,298,000        314,000
Cash and cash equivalents at beginning of
 period                                                878,000        660,000
                                                   -----------    -----------
Cash and cash equivalents at end of period        $  7,176,000   $    974,000
                                                   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  General

The consolidated financial statements included herein are unaudited; however, in the opinion of The InterGroup Corporation ("InterGroup" or the "Company"), the interim financial information contains all adjustments, including normal recurring adjustments, necessary to present fairly the results for the interim period. These consolidated financial statements include the accounts of the Company and its subsidiaries and should be read in conjunction with the Company's June 30, 2001 audited consolidated financial statements and notes thereto.

As of September 30, 2001, the Company had the power to vote 55.0% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (Nasdaq SmallCap: SFEF). Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), which derives its revenue primarily as a general partner and a 49.8% limited partner in Justice Investors ("Justice"), a California limited partnership. Justice owns the land, improvements and leaseholds known as the Holiday Inn Financial District/Chinatown, a 566-room hotel in San Francisco, California.

Certain reclassifications have been made to the financial statements as of September 30, 2000 and for the three months then ended to conform to the financial statements as of and for the three months ended September 30, 2001 presentation.

The results of operations for the three months ended September 30, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2002.


2.  Investment in Real Estate

In September 2001, the Company purchased an apartment complex located in Austin, Texas for $3,824,000. As part of the purchase, the Company assumed a $2,269,000 mortgage note.

On August 2, 2001, the Company was awarded $13,862,000 from the Circuit court of St. Louis County, Missouri, which granted the City of St. Louis permission to take possession of the 176-unit St. Louis, Missouri apartment complex in a condemnation action filed by the City of St. Louis. The Company realized a gain of $10,277,000 and received net proceeds of $9,255,000 after payment of the mortgage on the property, costs and attorneys' fees. On August 10, 2001, the City of St. Louis filed Exceptions to the Commissioners' Report challenging the amount of the award to the Company and requesting a jury trial on the matter.

In July 2001, the Company purchased a property held for development or sale located in Austin, Texas for $194,000.

3.  Marketable Securities:

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in the net losses on marketable securities of $10,051,000 for the three months ended September 30, 2001, are net unrealized losses of $8,973,000 and net realized losses of $1,078,000. Included in net gains on marketable securities of $1,663,000 for the three months ended September 30, 2000, are net unrealized gains of $2,880,000 and net realized losses of $1,217,000.


4.  Investment in Justice Investors:

The consolidated accounts include a 49.8% interest in Justice Investors. Portsmouth serves as one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), serves as the managing general partner. As a general and limited partner, Portsmouth has significant control over the management and operation of the assets of Justice Investors. All significant partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners.

The partnership derives most of its income from a lease of its San Francisco, California hotel property to Felcor Lodging Trust, Inc. ("Felcor") and from a lease of the garage portion of the property to Evon. The Company and its subsidiaries jointly oversee the operations and share management responsibilities of the hotel and the parking garage.

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

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of September 30,                                            2001
                                                            ----------
Assets
Total current assets                                       $ 2,526,634
Property, plant and equipment, net of
  accumulated depreciation of $12,012,843                    4,562,841
Loan fees and deferred lease costs,
  net of accumulated amortization of $202,518                  107,894
                                                            ----------
    Total assets                                           $ 7,197,369
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $    17,249
Partners' capital                                            7,180,120
                                                            ----------
    Total liabilities and partners' capital                $ 7,197,369
                                                            ==========

                            JUSTICE INVESTORS
                    CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30,       2001            2000
                                            ----------      ----------
Revenues                                   $ 2,384,501     $ 2,627,850
Costs and expenses                            (198,959)       (206,903)
                                            ----------      ----------
Net income                                 $ 2,185,542     $ 2,420,947
                                            ==========      ==========


5.  Commitments and Contingencies:

On August 2, 2001, the Company was awarded $13,862,000 from the Circuit court of St. Louis County, Missouri, which granted the City of St. Louis permission to take possession of the 176-unit St. Louis, Missouri apartment complex in a condemnation action filed by the City of St. Louis. On August 10, 2001, the City of St. Louis filed Exceptions to the Commissioners' Report challenging the amount of the award to the Company and requested a jury trial on the matter. The Company believes that the Commissioner's award was supported by the evidence presented and the Company will vigorously oppose any attempts to reduce the amount of that award. If the matter does go to trial and a jury returns a verdict for less then the Commissioner's award, the Company would be obligated to pay back the difference together with interest of 6% per annum up to the date of any such verdict and 9% per annum thereafter. Management does not anticipate that the resolution of this matter will have a material effect on the Company's consolidated financial position.

The Company is a defendant or co-defendant in various other legal actions involving various claims incident to the conduct of its business. Most of these claims are covered by insurance. Management does not anticipate the Company to suffer any material liability by reason of such actions.


6.  Related Parties

John V. Winfield serves as Chief Executive Officer and Chairman of the Company, Portsmouth, and Santa Fe. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Portsmouth and Santa Fe may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Portsmouth and Santa Fe, at risk in connection with investment decisions made on behalf of the Company. On June 28, 2001, the Company, Portsmouth and Santa Fe entered into an agreement with an investment advisory company for the management of its securities investments.

In May 1996, the Company's Chairman and President exercised options to purchase 187,500 shares of Common Stock at a price of $7.67 per share through a full recourse note due to the Company on demand with due date of May 16, 2003. The note bears interest floating at the lower of 10% or the prime rate (6% at September 30, 2001) with interest payable quarterly. The balance of the note receivable of $1,438,000 is reflected as a reduction of shareholders' equity at September 30, 2001. During the three months ended September 30, 2001, the President of the Company made interest payments of approximately $24,000 on the note.


7.  Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. Included in the diluted weighted average number of common shares outstanding as of September 30, 2001 are 198,000 stock options.


8.  Segment Information

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

Information below represents reported segments for the three months ended September 30, 2001 and the three months ended September 30, 2000. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income(losses) for investment transactions consist of net investment gains(losses)and dividend and interest income.

                                 Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment
September 30, 2001          Properties    Investors    Transactions     Other          Total
                           -----------   -----------   -----------   -----------   ------------
Operating income(loss)     $ 3,303,000   $ 1,088,000  $ (9,923,000)  $         -   $ (5,532,000)
Operating expenses          (1,533,000)            -      (565,000)            -     (2,098,000)
Real estate taxes             (283,000)            -             -             -       (283,000)
                           -----------   -----------   -----------   -----------   ------------
Income(loss) before
  mortgage interest and
  depreciation               1,487,000     1,088,000   (10,488,000)            -     (7,913,000)
                           -----------   -----------   -----------   -----------   ------------
Mortgage interest expenses    (900,000)            -             -             -       (900,000)
Depreciation                  (597,000)            -             -             -       (597,000)
General and administrative
  expenses                           -             -             -      (365,000)      (365,000)
Gain on sale of
 real estate                10,277,000             -             -             -     10,277,000
Other losses                         -             -             -       (11,000)       (11,000)
Income tax expense                   -             -             -      (200,000)      (200,000)
Minority interest                    -             -             -     1,742,000      1,742,000
                           -----------   -----------   -----------   -----------   ------------
Net income(loss)           $10,267,000   $ 1,088,000  $(10,488,000)  $ 1,166,000   $  2,033,000
                           ===========   ===========   ===========   ===========   ============
Total Assets               $63,443,000   $11,347,000  $ 26,531,000   $10,399,000   $111,720,000
                           ===========   ===========   ===========   ===========   ============

                                 Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment
September 30, 2000          Properties    Investors    Transactions     Other          Total
                           -----------   -----------   -----------   -----------   ------------
Operating income           $ 3,141,000   $ 1,206,000   $ 2,214,000   $         -   $  6,561,000
Operating expenses          (1,264,000)            -      (951,000)            -     (2,215,000)
Real estate taxes             (235,000)            -             -             -       (235,000)
                           -----------   -----------   -----------   -----------   ------------
Income before
  mortgage interest and
  depreciation               1,642,000     1,206,000     1,263,000             -      4,111,000
                           -----------   -----------   -----------   -----------   ------------
Mortgage interest expenses    (863,000)            -             -             -       (863,000)
Depreciation                  (552,000)            -             -             -       (552,000)
General and administrative
  expenses                           -             -             -      (422,000)      (422,000)
Other income                         -             -             -       147,000        147,000
Income tax expense                   -             -             -      (618,000)      (618,000)
Minority interest                    -             -             -      (939,000)      (939,000)
                           -----------   -----------   -----------   -----------   ------------
Net income(losses)         $   227,000   $ 1,206,000   $ 1,263,000   $(1,832,000)  $    864,000
                           ===========   ===========   ===========   ===========   ============
Total Assets               $52,459,000   $11,246,000   $80,582,000   $ 4,254,000   $148,541,000
                           ===========   ===========   ===========   ===========   ============


9.  Subsequent Event

On November 7, 2001, the Securities Investment Committee of the Board of Directors elected to terminate the Company's agreement with the investment advisory company. Effective November 8, 2001, the Company resumed management of its securities portfolio.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The discussion below and elsewhere in the Report includes forward-looking statements about the future business results and activities of the Company, which, by their very nature, involve a number of risks and uncertainties. When used in this discussion, the words "estimate", "project", "anticipate" and similar expressions, are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and the securities markets, changes in general economic conditions, local real estate markets, and competition, as well as uncertainties relating to uninsured losses, securities markets, and litigation, including those discussed below and in the Company's
Form 10-KSB for the fiscal year ended June 30, 2001 that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2001 Compared to the
Three Months Ended September 30, 2000

Income from real estate operations increased to $10,267,000 for the three months ended September 30, 2001 as compared to income of $227,000 for the three months ended September 30, 2000. This was primarily due to the $10,277,000 gain on sale of real estate during the quarter ended September 30, 2001. In addition, rental income increased to $3,303,000 from $3,141,000, which was partially offset by the increase in property operating expense to $1,533,000 from $1,264,000.

The increase in rental income was primarily due to the $257,000 rental income generated by additional apartment complexes during the quarter ended September 30, 2001, which were purchased subsequent to September 30, 2000. In addition, apartment complexes in Santa Monica California and Austin Texas generated a $124,000 increase in rental income. These apartment complexes had higher rents and reduced vacancies during the quarter ended September 30, 2001.
These increases were partially offset by a $237,000 decrease in rental income from the apartment complex in St. Louis Missouri, which was sold on August 2, 2001.

The increase in property operating expenses was primarily due to increases in salaries, pre-paid insurance amortization expense, and cleaning and repairs expenses. Salaries increased by $106,000 mainly due to a merit bonus given out during the current quarter. Pre-paid insurance amortization expense increased by $80,000 mainly due to the amortization of earthquake insurance for all California properties purchased during January 2001, and additional insurance related to the new properties purchased. Cleaning expenses increased by $32,000 and maintenance expenses increased by $33,000 due to new properties purchased.

The decrease in equity in net income of Justice Investors to $1,088,400 from $1,205,632 was primarily attributable to a 32% decrease in hotel and garage revenue. This was primarily due to the decrease in occupancy of the hotel during the current quarter as a result of a slow down in the economy and the impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry. The decrease in hotel revenue was partially offset by an increase in other income of approximately $600,000 to Justice Investors as a result of an arbitration settlement payment from the hotel Lessee during the current quarter.

On June 28, 2001, the Company, Santa Fe, and Portsmouth entered into an agreement with an investment advisory company, which assumed responsibility for the performance of the investment portfolios of the Company, Santa Fe, and Portsmouth as of March 5, 2001. Net gains(losses) on marketable securities changed to net losses of $10,051,000 for the three months ended September 30, 2001 from net gains of $1,663,000 for the three months ended September 30, 2000. This was due to the significant decline in the market value of the Company's investment portfolio during the current quarter. Like many others, the Company's investment portfolio was significantly affected by the impact that the terrorist attacks of September 11, 2001 have had on the national and global economies including securities markets. On November 7, 2001, the Securities Investment Committee of the Board of Directors elected to terminate its agreement with the investment advisory company and the Company resumed management of the Company's securities investments as of November 8, 2001.

For the three months ended September 30, 2001, the Company had net unrealized losses of $8,973,000 and net realized losses of $1,078,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Dividend and interest income decreased to $128,000 from $551,000 as a result of the management investing in less income yielding securities.

Margin interest, trading and management expenses decreased to $565,000 from $951,000, which were primarily due to the maintenance of lower average daily margin balances during the current quarter. Margin interest expense decreased to $133,000 for the three months ended September 30, 2001 from $675,000 for the three months ended September 30, 2000. This decrease was partially offset by the $70,000 investment advisory fees paid during the three months ended September 30 2001, which the Company did not have during the three months ended September 30, 2000.

Other income(loss) changed to expense of $11,000 from income of $147,000, which was primarily due to the receipt of approximately $121,000 in legal reimbursements from our insurance carriers during the three months ended September 30, 2000.

Income taxes expense decreased to $200,000 from $618,000 due to a 75% decrease in net income before tax and minority interest.

Minority interest changed to minority benefit of $1,742,000 from minority expense of $939,000 as a result of a net loss generated by the Company's subsidiary, Santa Fe, during the current quarter.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. During the three months ended September 30, 2001, the Company used net cash flow of $479,000 from operating activities, generated net cash flow of $9,299,000 from investing activities, and used net cash flow of $2,522,000 from financing activities.

During the three months ended September 30, 2001, the Company made property improvements in the aggregate amount of $1,172,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of operations. Effective March 5, 2001, the Company implemented certain procedures and investment strategies, such as reducing the amounts due securities broker, which management believes increase efficiencies in the management of its securities investments.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, up to a total of 333,000 shares (adjusted for two stock splits) of its Common Stock. Such repurchases may be made at the discretion of management and depending upon market conditions. During the three months ended September 30, 2001, the Company purchased 500 shares of treasury stock for total of $10,000.

The events of September 11, 2001 had a dramatic impact on the domestic and global economies resulting in a significant decline in securities markets. Although the Company's investment portfolio felt part of that impact, management anticipates that its net cash flow from real estate operations, securities transactions and real estate financing activities will be sufficient to fund any property acquisitions, property improvements, debt service requirements and operating expenses in fiscal year 2002.


                         PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

The following is furnished to update information previously reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

City of St. Louis, Missouri v. The InterGroup Corporation, Intergroup Bridgeton, Inc., et al., Circuit Court of St. Louis County, State of Missouri, Cause No. 01CC000945. This is a condemnation action filed on April 17, 2001, whereby the City of St. Louis is seeking to acquire the Company's 176 units apartment complex located in St. Louis, Missouri by eminent domain for an airport expansion. On August 2, 2001, the Company was awarded $13,862,000 from the Circuit court of St. Louis County, Missouri, which granted the City of St. Louis permission to take possession of the 176-unit St. Louis, Missouri apartment complex. On August 10, 2001, the City of St. Louis filed Exceptions to the Commissioners' Report challenging the amount of the award to the Company and requested a jury trial on the matter. If the matter does go to trial and a jury returns a verdict for less then the Commissioner's award, the Company would be obligated to pay back the difference together with interest of 6% per annum up to the date of any such verdict and 9% per annum thereafter. The Company believes that the Commissioner's award was supported by the evidence presented and the Company will vigorously oppose any attempts to reduce the amount of that award.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - None.

         (b) Registrant filed no reports on Form 8-K during the period covered by this report.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)


Date: November 9, 2001                     by /s/   John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: November 9, 2001                     by /s/   Gregory C. McPherson
                                              -----------------------------
                                              Gregory C. McPherson,
                                              Executive Vice President


Date: November 9, 2001                     by /s/   Michael G. Zybala
                                              -----------------------------
                                              Michael G. Zybala
                                              Vice President Operations and


Date: November 9, 2001                     by /s/   Randy Du
                                              -----------------------------
                                              Randy Du, Controller
                                             (Principal Accounting Officer)

10