Form 10QSB
period 2001-12-31
INTERGROUP CORP
filed 2002-02-14
CIK 69422

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

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


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of February 8, 2002 were 1,886,032 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                         THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB


PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet (unaudited)
      As Of December 31, 2001                                          3

    Consolidated Statements of Operations (unaudited)
      For the Three Months Ended December 31, 2001 and 2000            4

    Consolidated Statements of Operations (unaudited)
      For the Six Months Ended December 31, 2001 and 2000              5

    Consolidated Statements of Cash Flows (unaudited)
      For the Six Months Ended December 31, 2001 and 2000              6

    Notes to Consolidated Financial Statements                         7

  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     12


Part  II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                          17

  Item 4.  Submission of Matters to a Vote of shareholders            17

  Item 6.  Exhibits and Reports on Form 8-K                           17

Signatures                                                            18

                          THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)


As of December 31,                                                   2001
                                                                  -----------
Assets
  Investment in real estate, at cost:
    Land                                                         $ 25,271,000
    Buildings, improvements and equipment                          52,173,000
    Property held for sale or development                             832,000
                                                                  -----------
                                                                   78,276,000
    Less:  accumulated depreciation                               (14,699,000)
                                                                  -----------
                                                                   63,577,000
  Investment in Justice Investors                                  10,203,000
  Cash and cash equivalents                                         5,396,000
  Restricted cash                                                   1,146,000
  Investment in marketable securities                              32,605,000
  Other investments                                                 1,039,000
  Prepaid expenses and other assets                                 2,158,000
                                                                  -----------
    Total assets                                                 $116,124,000
                                                                  ===========
Liabilities and Shareholders' Equity
Liabilities
  Mortgage notes payable                                         $ 55,911,000
  Due to securities broker                                         17,325,000
  Obligation for securities sold                                    3,582,000
  Accounts payable and accrued expenses                             4,080,000
  Deferred income taxes                                             6,099,000
                                                                  -----------
    Total liabilities                                              86,997,000
                                                                  -----------
Minority interest                                                  11,493,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   2,129,288 issued, 1,886,032 outstanding                             21,000
  Common stock, class A $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                14,001,000
  Note receivable - stock options                                  (1,438,000)
  Treasury stock, at cost, 243,256 shares                          (3,636,000)
                                                                  -----------
    Total shareholders' equity                                     17,634,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $116,124,000
                                                                  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the Three Months Ended December 31,                2001           2000
                                                   -----------    -----------
Real estate operations:
  Rental income                                   $  3,129,000   $  3,174,000
  Rental expenses:
    Property operating expenses                     (1,591,000)    (1,369,000)
    Mortgage interest expense                         (873,000)      (891,000)
    Real estate taxes                                 (316,000)      (264,000)
    Depreciation                                      (624,000)      (587,000)
                                                   -----------    -----------
    Income(loss) from real estate operations          (275,000)        63,000
                                                   -----------    -----------

Equity in net income of Justice Investors              297,000        960,000
                                                   -----------    -----------

Investment transactions:
  Net investment losses                               (689,000)    (5,525,000)
  Dividend and interest income                          29,000        366,000
  Margin interest, trading & management expenses      (435,000)      (954,000)
                                                   -----------    -----------
    Loss from investment transactions               (1,095,000)    (6,113,000)
                                                   -----------    -----------
Other income(expense):
  General and administrative expenses                 (557,000)      (384,000)
  Other expense                                       (186,000)    (1,021,000)
                                                   -----------    -----------
    Other expense                                     (743,000)    (1,405,000)
                                                   -----------    -----------
Loss before provision for income
 taxes and minority interest                        (1,816,000)    (6,495,000)

Provision for income tax benefit                       728,000      2,652,000
                                                   -----------    -----------
Loss before minority interest                       (1,088,000)    (3,843,000)
Minority interest                                     (243,000)        27,000
                                                   -----------    -----------
Net loss                                          $ (1,331,000)  $ (3,816,000)
                                                   ===========    ===========
Basic loss per share                              $      (0.71)  $      (2.00)
                                                   ===========    ===========
Weighted average number of shares outstanding        1,886,112      1,908,843
                                                   ===========    ===========
Diluted loss per share                            $      (0.64)  $      (1.82)
                                                   ===========    ===========
Diluted weighted average number of shares
 outstanding                                         2,094,112      2,096,043
                                                   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the Six Months Ended December 31,                  2001           2000
                                                   -----------    -----------
Real estate operations:
  Rental income                                   $  6,432,000   $  6,315,000
  Rental expenses:
    Property operating expenses                     (3,124,000)    (2,633,000)
    Mortgage interest expense                       (1,773,000)    (1,754,000)
    Real estate taxes                                 (599,000)      (499,000)
    Depreciation                                    (1,221,000)    (1,139,000)
                                                   -----------    -----------
                                                      (285,000)       290,000
    Gain on sale of real estate                     10,277,000              -
                                                   -----------    -----------
    Income from real estate operations               9,992,000        290,000
                                                   -----------    -----------

Equity in net income of Justice Investors            1,385,000      2,166,000
                                                   -----------    -----------

Investment transactions:
  Net investment losses                            (10,740,000)    (3,862,000)
  Dividend and interest income                         157,000        917,000
  Margin interest, trading & management expenses    (1,000,000)    (1,905,000)
                                                   -----------    -----------
    Loss from investment transactions              (11,583,000)    (4,850,000)
                                                   -----------    -----------
Other income(expense):
  General and administrative expenses                 (922,000)      (806,000)
  Other expense                                       (197,000)      (874,000)
                                                   -----------    -----------
    Other expense                                   (1,119,000)    (1,680,000)
                                                   -----------    -----------
Loss before provision for income
 taxes and minority interest                        (1,325,000)    (4,074,000)

Provision for income tax benefit                       528,000      2,034,000
                                                   -----------    -----------
Loss before minority interest                         (797,000)    (2,040,000)
Minority interest                                    1,499,000       (912,000)
                                                   -----------    -----------
Net income(loss)                                  $    702,000   $ (2,952,000)
                                                   ===========    ===========
Basic earning(loss) per share                     $       0.37   $      (1.55)
                                                   ===========    ===========
Weighted average number of shares outstanding        1,886,571      1,908,843
                                                   ===========    ===========
Diluted earning(loss) per share                   $       0.34   $      (1.41)
                                                   ===========    ===========
Diluted weighted average number of shares
 outstanding                                         2,094,571      2,096,043
                                                   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                               THE INTEGROUP CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


For the Six Months Ended December 31,                  2001           2000
                                                   -----------    -----------
Cash flows from operating activities:
  Net income(loss)                                $    702,000   $ (2,952,000)
  Adjustments to reconcile net income(loss)
   to cash used in operating activities:
    Depreciation of real estate                      1,221,000      1,139,000
    Gain on sale of real estate                    (10,278,000)             -
    Net unrealized losses on investments             6,676,000      6,357,000
    Equity in net income from Justice Investors     (1,385,000)    (2,166,000)
    Minority interest                               (1,499,000)       912,000
    Changes in assets and liabilities:
      Restricted cash                                   (4,000)        38,000
      Investment in marketable securities            4,475,000     (7,324,000)
      Other investments                               (146,000)      (384,000)
      Prepaid expenses and other assets               (509,000)       (10,000)
      Accounts payable and other liabilities        (1,517,000)     2,927,000
      Due to broker                                 14,458,000      1,550,000
      Obligations for securities sold              (15,095,000)     2,864,000
      Deferred income taxes                            114,000     (3,351,000)
                                                   -----------    -----------
  Net cash used in operating activities             (2,787,000)      (400,000)
                                                   -----------    -----------
Cash flows from investing activities:
  Additions to buildings, improvements
   and equipment                                    (1,910,000)    (1,025,000)
  Investment in real estate                         (4,042,000)   (13,390,000)
  Proceeds from sale of real estate                 13,862,000              -
  Distributions from Justice Investors               2,092,000       3,137,000
  Investment in Portsmouth Stock                             -         (2,000)
                                                   -----------    -----------
  Net cash provided by (used in)
   investing activities                             10,002,000    (11,280,000)
                                                   -----------    -----------
Cash flows from financing activities:
  Principal payments on mortgage notes payable      (4,890,000)    (4,063,000)
  Borrowings from mortgage notes payable             2,269,000     12,670,000
  Increase in line of credit borrowings                      -      4,000,000
  Purchase of treasury stock                           (13,000)      (568,000)
  Dividends paid to minority shareholders              (63,000)       (63,000)
                                                   -----------    -----------
  Net cash (used in) provided by
   financing activities                             (2,697,000)    11,976,000
                                                   -----------    -----------
Net increase in cash and cash equivalents            4,518,000        296,000
Cash and cash equivalents at beginning of
 period                                                878,000        660,000
                                                   -----------    -----------
Cash and cash equivalents at end of period        $  5,396,000   $    956,000
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

As of December 31, 2001, the Company had the power to vote 55.0% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (Nasdaq SmallCap: SFEF). Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), which derives its revenue primarily as a general partner and a 49.8% limited partner in Justice Investors ("Justice"), a California limited partnership. Justice owns the land, improvements and leaseholds known as the Holiday Inn Financial District/Chinatown, a 566-room hotel in San Francisco, California.

The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2002.


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


3.  Marketable Securities:

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in the net losses on marketable securities of $689,000 for the three months ended December 31, 2001, are net unrealized losses of $5,598,000 and net realized gains of $4,909,000. Included in net losses on marketable securities of $10,740,000 for the six months ended December 31, 2001, are net unrealized losses of $6,676,000 and net realized losses of $4,064,000.


4.  Investment in Justice Investors:

The consolidated accounts include a 49.8% interest in Justice Investors. Portsmouth serves as one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), serves as the managing general partner. As a general and limited partner, Portsmouth has significant control over the management and operation of the assets of Justice Investors. All significant partnership decisions require the active participation and approval of both general partners. Portsmouth and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners.

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

Condensed financial statements for Justice Investors are as follows:


                           JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of December 31,                                             2001
                                                            ----------
Assets
Total current assets                                       $ 1,551,678
Property, plant and equipment, net of
  accumulated depreciation of $12,096,271                    4,473,859
Loan fees and deferred lease costs,
  net of accumulated amortization of $210,278                  100,134
                                                            ----------
    Total assets                                           $ 6,125,671
                                                            ==========


Liabilities and partners' capital
Total current liabilities                                  $   273,091
Long term debt                                               1,000,000
Partners' capital                                            4,852,580
                                                            ----------
    Total liabilities and partners' capital                $ 6,125,671
                                                            ==========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the six months ended December 31,          2001            2000
                                            ----------      ----------
Revenues                                   $ 3,223,184     $ 4,748,123
Costs and expenses                            (441,224)       (399,050)
                                            ----------      ----------
Net income                                 $ 2,781,960     $ 4,349,073
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

In May 1996, the Company's Chairman and President exercised options to purchase 187,500 shares of Common Stock at a price of $7.67 per share through a full recourse note due to the Company on demand with due date of May 16, 2003. The note bears interest floating at the lower of 10% or the prime rate

(4.8% at December 31, 2001) with interest payable quarterly. The balance of the note receivable of $1,438,000 is reflected as a reduction of shareholders' equity at December 31, 2001. During the six months ended December 31, 2001, the President of the Company made interest payments of approximately $43,000 on the note.


7.  Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. Included in the diluted weighted average number of common shares outstanding as of December 31, 2001 are 208,000 stock options.


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

Information below represents reported segments for the three and six months ended December 31, 2001. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.

                                 Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment
December 31, 2001           Properties    Investors   Transactions      Other          Total
                           -----------   -----------  ------------   -----------   ------------
Operating income(loss)     $ 3,129,000   $   297,000  $   (660,000)  $         -   $  2,766,000
Operating expenses          (1,591,000)            -      (435,000)            -     (2,026,000)
Real estate taxes             (316,000)            -             -             -       (316,000)
                           -----------   -----------  ------------   -----------   ------------
Income(loss) before
  mortgage interest and
  depreciation               1,222,000       297,000    (1,095,000)            -        424,000
                           -----------   -----------  ------------   -----------   ------------
Mortgage interest expenses    (873,000)            -             -             -       (873,000)
Depreciation                  (624,000)            -             -             -       (624,000)
General and administrative
  expenses                           -             -             -      (557,000)      (557,000)
Other expenses                       -             -             -      (186,000)      (186,000)
Income tax benefit                   -             -             -       728,000        728,000
Minority interest                    -             -             -      (243,000)      (243,000)
                           -----------   -----------  ------------   -----------   ------------
Net income(loss)           $  (275,000)  $   297,000  $ (1,095,000)  $  (258,000)  $ (1,331,000)
                           ===========   ===========  ============   ===========   ============
Total Assets               $63,577,000   $10,203,000  $ 33,644,000   $ 8,700,000   $116,124,000
                           ===========   ===========  ============   ===========   ============


                                 Real Estate
                           -------------------------
Six months ended              Rental       Justice     Investment
December 31, 2001           Properties    Investors   Transactions      Other          Total
                           -----------   -----------  ------------   -----------   ------------
Operating income(loss)     $ 6,432,000   $ 1,385,000  $(10,583,000)  $         -   $ (2,766,000)
Operating expenses          (3,124,000)            -    (1,000,000)            -     (4,124,000)
Real estate taxes             (599,000)            -             -             -       (599,000)
                           -----------   -----------  ------------   -----------   ------------
Income(loss) before
  mortgage interest and
  depreciation               2,709,000     1,385,000   (11,583,000)            -     (7,489,000)
                           -----------   -----------  ------------   -----------   ------------
Mortgage interest expenses  (1,773,000)            -             -             -     (1,773,000)
Depreciation                (1,221,000)            -             -             -     (1,221,000)
General and administrative
  expenses                           -             -             -      (922,000)      (922,000)
Gain on sale of
 real estate                10,277,000             -             -             -     10,277,000
Other expenses                       -             -             -      (197,000)      (197,000)
Income tax benefit                   -             -             -       528,000        528,000
Minority interest                    -             -             -     1,499,000      1,499,000
                           -----------   -----------  ------------   -----------   ------------
Net income(losses)         $ 9,992,000   $ 1,385,000  $(11,583,000)  $   908,000   $    702,000
                           ===========   ===========  ============   ===========   ============
Total Assets               $63,577,000   $10,203,000  $ 33,644,000   $ 8,700,000   $116,124,000
                           ===========   ===========  ============   ===========   ============


9.  Subsequent Event

On February 1, 2002, the Company purchased a three-unit apartment building located in Los Angeles, California for $760,000. To finance the purchase, the Company obtained a $452,500 mortgage note.

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


RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2001 Compared to the
Three Months Ended December 31, 2000

Net loss decreased to $1,331,000 for the three months ended December 31, 2001 from $3,816,000 for the three months ended December 31, 2000. This was primarily due to the decrease in net losses on marketable securities, the decrease in other expenses, and the decrease in margin interest, trading and management expenses. These were partially offset by the decrease in net equity income of Justice Investors, the change to net loss from net income from the real estate operations, the decrease in dividend and interest income, and the increase in general and administrative expenses.

On June 28, 2001, the Company, Santa Fe, and Portsmouth entered into an agreement with an investment advisory company, which assumed responsibility for the performance of the investment portfolios of the Company, Santa Fe, and Portsmouth as of March 5, 2001. On November 7, 2001, the Securities Investment Committee of the Board of Directors elected to terminate its agreement with the investment advisory company and the Company resumed management of the Company's securities investments as of November 8, 2001.
Net losses on marketable securities decreased to $689,000 for the three months ended December 31, 2001 from $5,525,000 for the three months ended December 31, 2000. This was due to the improvement in the market value of the Company's investment portfolio during the current quarter.

For the three months ended December 31, 2001, the Company had net unrealized losses of $5,598,000 and net realized gains of $4,909,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Real estate operations changed to net loss of $275,000 from net income of $63,000. This was primarily due to the decrease in rental income and increase in operating expenses. Rental income decreased to $3,129,000 from $3,174,000 due to the $343,000 decrease in rental income from a property sold in August 2001. This was partially offset by the $251,000 increase in rental income from the three new properties purchased subsequent to December 31, 2000 and a property purchased in November 2000.

Property operating expenses increased to $1,591,000 from $1,369,000. The increase was primarily due to the $166,000 in operating expenses from three new properties purchased subsequent to December 31, 2000 and a property purchased in November 2000. Operating expenses for the Company's other properties increased by $152,000 primarily due to the increase in utilities, repairs and maintenance, and cleaning expenses. These increases were partially offset by the $91,000 decrease in operating expenses from a property sold in August 2001.

The decrease in equity in net income of Justice Investors to $297,000 from $960,000 was primarily attributable to a 60% decrease in the total hotel and garage revenue. This was primarily due to a decrease in both occupancy and room rates of the hotel during the current quarter as a result of a slow down in the economy and the continuing impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry.

Dividend and interest income decreased to $29,000 from $366,000 as a result of the management investing in less income yielding securities.

Margin interest, trading and management expenses decreased to $435,000 from $954,000, which were primarily due to the maintenance of lower average daily margin balances during the current quarter. Margin interest expense decreased to $60,000 for the three months ended December 31, 2001 from $585,000 for the three months ended December 31, 2000.

Other expenses decreased to $186,000 from $1,021,000, which was primarily due to the settlement expense of $2,600,000 and legal fees of $500,000 related to the Jaffe Case during prior fiscal period. These expenses were offset by the $675,000 the Company received from one of its insurance carriers that was applied to the cost of the settlement. In addition, during the three months ended December 31, 2000, the Company received $1,412,000 as payment of an award of attorney's fees related to Guinness Peat case, which partially offset the expenses associated with the Jaffe Case settlement.

General and administrative expenses increased to $557,000 from $384,000 primarily due to $97,000 in audit and tax preparation fees paid during the three months ended December 21, 2001; whereas, in the prior year those fees were paid in September 2000. In addition, the Company incurred additional expenses for accounting services, computer and office equipment, supplies, services and maintenance, insurance, tax services and overtime wages as the Company expanded its operations and updated its operating systems.

Income taxes benefit decreased to $728,000 from $2,652,000 due to an 82% decrease in net income before tax and minority interest.

Minority interest changed to minority expense of $305,000 from benefit of $270,000 as a result of the net income generated by the Company's subsidiary, Santa Fe, during the current quarter.

For the Six Months Ended December 31, 2001 Compared to the
Six Months Ended December 31, 2000

The Company had net income of $680,000 for the six months ended December 31, 2001 as compared to net loss of $2,952,000 for the six months ended December 31, 2000. This was primarily due to the increase in net real estate operating income, the decrease in margin interest, trading and management expenses, and the decrease in other expenses. These were partially offset by the increase in net losses on marketable securities, the decrease in net equity income of Justice Investors, the increase in property operating expenses, the decrease in dividend and interest income, and increase in general and administrative expenses.

Income from real estate operations increased to $9,992,000 from $227,000. This was primarily due to the $10,277,000 gain on sale of real estate during the six months ended December 31, 2001 and the increase in rental income to $6,432,000 from $6,315,000. This was partially offset by the increase in property operating expense to $3,124,000 from $2,633,000.

On August 2, 2001, the Company was awarded $13,862,000 from the Circuit court of St. Louis County, Missouri, which granted the City of St. Louis permission to take possession of the 176-unit St. Louis, Missouri apartment complex in a condemnation action filed by the City of St. Louis. As a result, the Company realized a gain of $10,277,000. No properties were sold during the six months ended December 31, 2000.

The increase in rental income was primarily due to $506,000 in rental income generated by three new properties purchased subsequent to December 31, 2000 and a property purchased in November 2000. In addition, the Company's other properties increased rental income in the amount of $187,000 due to higher rents and reduced vacancies, with the exception of its other St. Louis Missouri property and an Austin Texas property, which had decreases in occupancy rates. The St. Louis Missouri property is being converted to a senior community and the Austin Texas property is currently under renovation. These increases were partially offset by a $576,000 decrease in rental income from the property sold on August 2, 2001.

The increase in property operating expenses was primarily due to the $266,000 operating expenses generated by the three new properties purchased subsequent to December 31, 2000 and a property purchased in November 2000. Operating expenses for the existing properties increased by $219,000 primarily due to the increase in utilities, repairs and maintenance, and cleaning expenses. These increases were offset by the $78,000 decrease in operating expenses from the property sold on August 2, 2001.

On June 28, 2001, the Company, Santa Fe, and Portsmouth entered into an agreement with an investment advisory company, which assumed responsibility for the performance of the investment portfolios of the Company, Santa Fe, and Portsmouth as of March 5, 2001. On November 7, 2001, the Securities Investment Committee of the Board of Directors elected to terminate its agreement with the investment advisory company and the Company resumed management of the Company's securities investments as of November 8, 2001.
Net losses on marketable securities increased to $10,740,000 for the six months ended December 31, 2001 from $3,862,000 for the six months ended December 31, 2000. This was due to the significant decline in the market value of the Company's investment portfolio during the six-month period. Like many others, the Company's investment portfolio was significantly affected by the impact that the terrorist attacks of September 11, 2001 have had on the national and global economies including securities markets.

For the six months ended December 31, 2001, the Company had net unrealized losses of $6,676,000 and net realized losses of $4,064,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

The decrease in equity in net income of Justice Investors to $1,385,000 from $2,166,000 was primarily attributable to a 45% decrease in the total hotel and garage revenue. This was primarily due to a decrease in both occupancy and room rates of the hotel during the current period as a result of a slow down in the economy and the impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry. The decrease in hotel revenue was partially offset by an increase in other income of approximately $600,000 to Justice Investors as a result of an arbitration settlement payment from the hotel lessee during the current period.

Dividend and interest income decreased to $157,000 from $917,000 as a result of the management investing in less income yielding securities.

Margin interest, trading and management expenses decreased to $1,000,000 from $1,905,000, which were primarily due to the maintenance of lower average daily margin balances during the current period. Margin interest expense decreased to $193,000 for the six months ended December 31, 2001 from $1,260,000 for the six months ended December 31, 2000.

General and Administrative expenses increased to $922,000 for 806,000. This increase was primarily due to approximately $60,000 in accounting related fees incurred during the 2001 fiscal year-end audit and in the second quarter, as well as additional expenses for computer and office equipment, supplies, services and maintenance, tax and audit services, insurance and overtime wages as the Company expanded its operations and updated its operating systems.

Other expenses decreased to $197,000 from $874,000, which were primarily due to the settlement expense of $2,600,000 and legal fees of $500,000 related to the Jaffe Case during the prior period. These expenses were offset by the $675,000 the Company received from one of its insurance carriers that was applied to the cost of the settlement. In addition, the Company received $1,412,000 as payment of an award of attorney's fees related to Guinness Peat case, which partially offset the expenses associated with the Jaffe Case settlement. The Company also received approximately $121,000 in legal reimbursements from our insurance carriers during the six months ended December 31, 2000.

Income taxes benefit decreased to $528,000 from $2,034,000 due to a 87% decrease in net income before tax and minority interest.

Minority interest changed to minority benefit of $1,437,000 from minority expense of $912,000 as a result of a net loss generated by the Company's subsidiary, Santa Fe, during the current quarter.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. During the six months ended December 31, 2001, the Company used net cash flow of $2,787,000 from operating activities, generated net cash flow of $10,002,000 from investing activities, and used net cash flow of $2,697,000 from financing activities.

During the six months ended December 31, 2001, the Company made property improvements in the aggregate amount of $1,910,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of operations.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, up to a total of 333,000 shares (adjusted for two stock splits) of its Common Stock. Such repurchases may be made at the discretion of management and depending upon market conditions. During the six months ended December 31, 2001, the Company purchased 700 shares of treasury stock for total of $13,000.

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

                         PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

The following is furnished to update information previously reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001 and in its Form 10-QSB Report for the quarterly period ended September 30, 2001.

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


Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of the Shareholders of the Company was held on January 30, 2002, at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California 90049. At that meeting, management's nominees for Class B
Directors: Gary N. Jacobs and William J. Nance, were elected to serve until the next Annual Meeting, with each nominee receiving in excess of 99% of the shares voted. At that Meeting, the shareholders also voted in favor of the ratification of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending June 30, 2002. A tabulation of the vote follows:

Proposal (1) - Class B Directors:         Votes For       Withheld
                                          ---------       --------
   Gary N. Jacobs                         1,654,620        13,781
   William J. Nance                       1,654,620        13,781

Proposal (2) - Accountants:               Votes For      Against    Abstained
                                          ---------      -------    ---------
   PricewaterhouseCoopers LLP             1,660,766       3,120       4,515


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


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)


Date: February 8, 2002                     by /s/   John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 8, 2002                     by /s/   Gregory C. McPherson
                                              -----------------------------
                                              Gregory C. McPherson,
                                              Executive Vice President


Date: February 8, 2002                     by /s/   Michael G. Zybala
                                              -----------------------------
                                              Michael G. Zybala
                                              Vice President Operations and


Date: February 8, 2002                     by /s/   Randy Du
                                              -----------------------------
                                              Randy Du, Controller
                                             (Principal Accounting Officer)