Form 10QSB
period 2002-03-31
INTERGROUP CORP
filed 2002-05-15
CIK 69422

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of May 10, 2002 were 1,850,077 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                         THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB


PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet (unaudited)
      As Of March 31, 2002                                             3

    Consolidated Statements of Operations (unaudited)
      For the Three Months Ended March 31, 2002 and 2001               4

    Consolidated Statements of Operations (unaudited)
      For the Nine Months Ended March 31, 2002 and 2001                5

    Consolidated Statements of Cash Flows (unaudited)
      For the Nine Months Ended March 31, 2002 and 2001                6

    Notes to Consolidated Financial Statements                         7

  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     12


Part  II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                          16

  Item 4.  Submission of Matters to a Vote of shareholders            17

  Item 6.  Exhibits and Reports on Form 8-K                           17

Signatures                                                            18

                          THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)


As of March 31,                                                      2002
                                                                  -----------
Assets
  Investment in real estate, at cost:
    Land                                                         $ 25,704,000
    Buildings, improvements and equipment                          53,250,000
    Property held for sale or development                             857,000
                                                                  -----------
                                                                   79,811,000
    Less:  accumulated depreciation                               (15,333,000)
                                                                  -----------
                                                                   64,478,000
  Investment in Justice Investors                                   9,975,000
  Cash and cash equivalents                                           556,000
  Restricted cash                                                   1,117,000
  Investment in marketable securities                              27,485,000
  Other investments                                                 1,335,000
  Prepaid expenses and other assets                                 2,099,000
                                                                  -----------
    Total assets                                                 $107,045,000
                                                                  ===========
Liabilities and Shareholders' Equity
Liabilities
  Mortgage notes payable                                         $ 56,181,000
  Due to securities broker                                         11,847,000
  Obligation for securities sold                                    3,262,000
  Accounts payable and accrued expenses                             3,738,000
  Deferred income taxes                                             5,028,000
                                                                  -----------
    Total liabilities                                              80,056,000
                                                                  -----------
Minority interest                                                  10,902,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   2,129,288 issued, 1,875,077 outstanding                             21,000
  Common stock, class A $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                12,664,000
  Note receivable - stock options                                  (1,438,000)
  Treasury stock, at cost, 254,211 shares                          (3,846,000)
                                                                  -----------
    Total shareholders' equity                                     16,087,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $107,045,000
                                                                  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the Three Months Ended March 31,                   2002           2001
                                                   -----------    -----------
Real estate operations:
  Rental income                                   $  3,099,000   $  3,258,000
  Rental expenses:
    Property operating expenses                     (1,597,000)    (1,420,000)
    Mortgage interest expense                         (792,000)    (1,041,000)
    Real estate taxes                                 (354,000)      (268,000)
    Depreciation                                      (631,000)      (625,000)
                                                   -----------    -----------
    Loss from real estate operations                  (275,000)       (96,000)
                                                   -----------    -----------

Equity in net income of Justice Investors              372,000        777,000
                                                   -----------    -----------

Investment transactions:
  Net investment losses                             (1,955,000)    (1,694,000)
  Dividend and interest income                          75,000        411,000
  Margin interest, trading & management expenses      (393,000)    (1,030,000)
                                                   -----------    -----------
    Loss from investment transactions               (2,273,000)    (2,313,000)
                                                   -----------    -----------
Other income(expense):
  General and administrative expenses                 (430,000)      (443,000)
  Other income                                          55,000         66,000
                                                   -----------    -----------
    Other expense                                     (375,000)      (377,000)
                                                   -----------    -----------
Loss before provision for income
 taxes and minority interest                        (2,551,000)    (2,009,000)

Provision for income tax benefit                     1,050,000        237,000
                                                   -----------    -----------
Loss before minority interest                       (1,501,000)    (1,772,000)

Minority interest                                      164,000         62,000
                                                   -----------    -----------
Net loss                                          $ (1,337,000)  $ (1,710,000)
                                                   ===========    ===========
Basic loss per share                              $      (0.71)  $      (0.91)
                                                   ===========    ===========
Weighted average number of shares outstanding        1,880,907      1,885,075
                                                   ===========    ===========
Diluted loss per share                            $      (0.64)  $      (0.82)
                                                   ===========    ===========
Diluted weighted average number of shares
 outstanding                                         2,092,907      2,074,675
                                                   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the Nine Months Ended March 31,                    2002           2001
                                                   -----------    -----------
Real estate operations:
  Rental income                                   $  9,531,000   $  9,573,000
  Rental expenses:
    Property operating expenses                     (4,721,000)    (4,053,000)
    Mortgage interest expense                       (2,565,000)    (2,795,000)
    Real estate taxes                                 (953,000)      (767,000)
    Depreciation                                    (1,852,000)    (1,764,000)
                                                   -----------    -----------
                                                      (560,000)       194,000
    Gain on sale of real estate                     10,277,000              -
                                                   -----------    -----------
    Income from real estate operations               9,717,000        194,000
                                                   -----------    -----------

Equity in net income of Justice Investors            1,757,000      2,943,000
                                                   -----------    -----------
Investment transactions:
  Net investment losses                            (12,695,000)    (5,556,000)
  Dividend and interest income                         232,000      1,328,000
  Margin interest, trading & management expenses    (1,393,000)    (2,935,000)
                                                   -----------    -----------
    Loss from investment transactions              (13,856,000)    (7,163,000)
                                                   -----------    -----------
Other income (expense):
  General and administrative expenses               (1,352,000)    (1,249,000)
  Other expense                                       (142,000)      (808,000)
                                                   -----------    -----------
    Other expense                                   (1,494,000)    (2,057,000)
                                                   -----------    -----------
Loss before provision for income
 taxes and minority interest                        (3,876,000)    (6,083,000)

Provision for income tax benefit                     1,578,000      2,271,000
                                                   -----------    -----------
Loss before minority interest                       (2,298,000)    (3,812,000)

Minority interest                                    1,663,000       (850,000)
                                                   -----------    -----------
Net loss                                          $   (635,000)  $ (4,662,000)
                                                   ===========    ===========
Basic loss per share                              $      (0.34)  $      (2.43)
                                                   ===========    ===========
Weighted average number of shares outstanding        1,877,584      1,916,032
                                                   ===========    ===========
Diluted loss per share                            $      (0.30)  $      (2.21)
                                                   ===========    ===========
Diluted weighted average number of shares
 outstanding                                         2,089,584      2,105,632
                                                   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                               THE INTEGROUP CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


For the Nine Months Ended March 31,                    2002           2001
                                                   -----------    -----------
Cash flows from operating activities:
  Net loss                                        $   (635,000)  $ (4,662,000)
  Adjustments to reconcile net loss
   to cash used in operating activities:
    Depreciation of real estate                      1,852,000      1,764,000
    Gain on sale of real estate                    (10,277,000)             -
    Net unrealized losses on investments             8,605,000     10,026,000
    Equity in net income from Justice Investors     (1,757,000)    (2,943,000)
    Minority interest                               (1,663,000)       850,000
    Changes in assets and liabilities:
      Restricted cash                                   25,000        (11,000)
      Investment in marketable securities            7,275,000     32,721,000
      Other investments                               (442,000)      (337,000)
      Prepaid expenses and other assets               (448,000)       306,000
      Accounts payable and other liabilities        (1,859,000)     2,049,000
      Due to broker                                  8,980,000    (22,119,000)
      Obligations for securities sold              (15,415,000)   (11,749,000)
      Deferred income taxes                           (957,000)    (3,990,000)
                                                   -----------    -----------
  Net cash (used in)provided by operating
   activities                                       (6,716,000)     1,905,000
                                                   -----------    -----------
Cash flows from investing activities:
  Additions to buildings, improvements
   and equipment                                    (2,635,000)    (1,403,000)
  Investment in real estate                         (4,852,000)   (18,385,000)
  Proceeds from sale of real estate                 13,862,000              -
  Distributions from Justice Investors               2,719,000      3,765,000
  Investment in Portsmouth Stock                             -         (2,000)
                                                   -----------    -----------
  Net cash provided by (used in)
   investing activities                              9,094,000    (16,025,000)
                                                   -----------    -----------
Cash flows from financing activities:
  Principal payments on mortgage notes payable      (5,083,000)    (4,386,000)
  Borrowings from mortgage notes payable             2,732,000     16,713,000
  Increase in line of credit borrowings                      -      4,000,000
  Purchase of treasury stock                          (223,000)      (886,000)
  Dividends paid to minority shareholders             (126,000)      (126,000)
                                                   -----------    -----------
  Net cash (used in) provided by
   financing activities                             (2,700,000)    15,315,000
                                                   -----------    -----------
Net (decrease)increase in cash and
 cash equivalents                                     (322,000)     1,195,000

Cash and cash equivalents at beginning of
 period                                                878,000        660,000
                                                   -----------    -----------
Cash and cash equivalents at end of period        $    556,000   $  1,855,000
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

As of March 31, 2002, the Company had the power to vote 57.1% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (Nasdaq SmallCap: SFEF). Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), which derives its revenue primarily as a general partner and a 49.8% limited partner in Justice Investors ("Justice"), a California limited partnership. Justice owns the land, improvements and leaseholds known as the Holiday Inn Financial District/Chinatown, a 566-room hotel in San Francisco, California.

The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2002.


2.  Investment in Real Estate

In February 2002, the Company purchased an apartment complex located in Los Angeles, California for $785,000. To finance the purchase, the Company obtained a $463,000 mortgage note. That property is currently undergoing renovation and is expected to be ready to rent within the next sixty days.

In September 2001, the Company purchased an apartment complex located in Austin, Texas for $3,824,000. As part of the purchase, the Company assumed a $2,269,000 mortgage note.

On August 2, 2001, the Company was awarded $13,862,000 from the Circuit court of St. Louis County, Missouri, which granted the City of St. Louis permission to take possession of the 176-unit St. Louis, Missouri apartment complex in a condemnation action filed by the City of St. Louis. The Company realized a gain of $10,277,000 and received net proceeds of $9,255,000 after payment of the mortgage on the property, costs and attorneys' fees. On August 10, 2001, the City of St. Louis filed Exceptions to the Commissioners' Report challenging the amount of the award to the Company and requesting a jury trial on the matter, see further discussion in Note 5.

In July 2001, the Company purchased a property held for development or sale located in Austin, Texas for $194,000.


3.  Marketable Securities:

The Company's investment portfolio consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and

REITs, where financial benefit could inure to its shareholders through income and/or capital gain. The Company may also use exchange traded funds (such as SPYders), options and futures to hedge concentrated stock positions and index futures to hedge against market risk and enhance the performance of the Company's portfolio while reducing the overall portfolio's risk and volatility.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. Included in the net losses on marketable securities of $1,955,000 for the three months ended March 31, 2002, are net unrealized losses of $1,929,000 and net realized losses of $26,000. Included in net losses on marketable securities of $12,695,000 for the nine months ended March 31, 2002, are net unrealized losses of $8,605,000 and net realized losses of $4,090,000.


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

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of March 31,                                                2002
                                                            ----------
Assets
Total current assets                                       $   132,115
Property, plant and equipment, net of
  accumulated depreciation of $12,186,462                    4,389,221
Loan fees and deferred lease costs,
  net of accumulated amortization of $218,038                   92,373
                                                            ----------
    Total assets                                           $ 4,613,709
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $    11,502
Long term debt                                                 263,720
Partners' capital                                            4,338,487
                                                            ----------
    Total liabilities and partners' capital                $ 4,613,709
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the nine months ended March 31,            2002            2001
                                            ----------      ----------
Revenues                                   $ 4,173,311     $ 6,521,607
Costs and expenses                            (645,443)       (612,600)
                                            ----------      ----------
Net income                                 $ 3,527,868     $ 5,909,007
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

In May 1996, the Company's Chairman and President exercised options to purchase 187,500 shares of Common Stock at a price of $7.67 per share through a full recourse note due to the Company on demand with due date of May 16, 2003. The note bears interest floating at the lower of 10% or the prime rate (4.8% at March 31, 2002) with interest payable quarterly. The balance of the note receivable of $1,438,000 is reflected as a reduction of shareholders' equity at March 31, 2002. During the nine months ended March 31, 2002, the President of the Company made interest payments of approximately $59,000 on the note.


7.  Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. Included in the diluted weighted average number of common shares outstanding as of March 31, 2002 are 212,000 stock options.


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

Information below represents reported segments for the three and nine months ended March 31, 2002. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.


                                 Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment
March 31, 2002              Properties    Investors   Transactions      Other          Total
                           -----------   -----------  ------------   -----------   ------------
Operating income(loss)     $ 3,099,000   $   372,000  $ (1,880,000)  $         -   $  1,591,000
Operating expenses          (1,597,000)            -      (393,000)            -     (1,990,000)
Real estate taxes             (354,000)            -             -             -       (354,000)
                           -----------   -----------  ------------   -----------   ------------
Income (loss) before
  mortgage interest and
  depreciation               1,148,000       372,000    (2,273,000)            -       (753,000)
                           -----------   -----------  ------------   -----------   ------------
Mortgage interest expenses    (792,000)            -             -             -       (792,000)
Depreciation                  (631,000)            -             -             -       (631,000)
General and administrative
  expenses                           -             -             -      (430,000)      (430,000)
Other income                         -             -             -        55,000         55,000
Income tax benefit                   -             -             -     1,050,000      1,050,000
Minority interest                    -             -             -       164,000        164,000
                           -----------   -----------  ------------   -----------   ------------
Net income(loss)           $  (275,000)  $   372,000  $ (2,273,000)  $   839,000   $ (1,337,000)
                           ===========   ===========  ============   ===========   ============
Total Assets               $64,478,000   $ 9,975,000  $ 28,820,000   $ 3,772,000   $107,045,000
                           ===========   ===========  ============   ===========   ============


                                 Real Estate
                           -------------------------
Nine months ended             Rental       Justice     Investment
March 31, 2002              Properties    Investors   Transactions      Other          Total
                           -----------   -----------  ------------   -----------   ------------
Operating income(loss)     $ 9,531,000   $ 1,757,000  $(12,463,000)  $         -   $ (1,175,000)
Operating expenses          (4,721,000)            -    (1,393,000)            -     (6,114,000)
Real estate taxes             (953,000)            -             -             -       (953,000)
                           -----------   -----------  ------------   -----------   ------------
Income(loss) before
  mortgage interest and
  depreciation               3,857,000     1,757,000   (13,856,000)            -     (8,242,000)
                           -----------   -----------  ------------   -----------   ------------
Mortgage interest expenses  (2,565,000)            -             -             -     (2,565,000)
Depreciation                (1,852,000)            -             -             -     (1,852,000)
General and administrative
  expenses                           -             -             -    (1,352,000)    (1,352,000)
Gain on sale of
 real estate                10,277,000             -             -             -     10,277,000
Other expenses                       -             -             -      (142,000)      (142,000)
Income tax benefit                   -             -             -     1,578,000      1,578,000
Minority interest                    -             -             -     1,663,000      1,663,000
                           -----------   -----------  ------------   -----------   ------------
Net income(loss)           $ 9,717,000   $ 1,757,000  $(13,856,000)  $ 1,747,000   $   (635,000)
                           ===========   ===========  ============   ===========   ============
Total Assets               $64,478,000   $ 9,975,000  $ 28,820,000   $ 3,772,000   $107,045,000
                           ===========   ===========  ============   ===========   ============


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


RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2002 Compared to the
Three Months Ended March 31, 2001

Net loss decreased to $1,337,000 for the three months ended March 31, 2002 from $1,710,000 for the three months ended March 31, 2001. This was primarily due to the decrease in margin interest, trading and management expenses, the increase in income tax benefit, and the increase in minority interest benefit. These were partially offset by the decrease in net equity income of Justice Investors, the increase in net loss on marketable securities, the increase in net loss from real estate operations, and the decrease in dividend and interest income.

Net loss from real estate operations increased to $275,000 from $96,000. This was primarily due to the decrease in rental income and the increase in operating expenses. These were partially offset by the decrease in mortgage interest expense. Rental income decreased to $3,099,000 from $3,258,000.
This was primarily due to the $322,000 decrease in rental income from a property sold in August 2001. In addition, rental income decreased by $260,000 from the St. Louis, Missouri property and the Austin, Texas property, which had decreases in occupancy rates. The St. Louis, Missouri property is being converted to a senior community and the Austin, Texas property is currently under renovation. These were partially offset by the $197,000 increase in rental income by two new properties purchased subsequent to March 31, 2001 and a property purchased in March 2001. The Company's other properties increased rental income in the amount of $226,000 due to higher rents and reduced vacancies.

Property operating expenses increased to $1,597,000 from $1,420,000. The increase was primarily due to the $155,000 in operating expenses from two new properties purchased subsequent to March 31, 2001 and a property purchased in March 2001. In addition, a St. Louis, Missouri property and an Austin, Texas property increased operating expenses by $82,000 due to the rehabilitation work done during the current quarter. These were partially offset by the $85,000 decrease in operating expenses from a property sold in August 2001.

Mortgage interest expenses decreased to $792,000 from $1,041,000. This was primarily due to a $214,000 decrease in mortgage interest expenses for the Houston, Texas and Austin, Texas properties as a result of the significant decline in the prime interest rate compared to prior year. Both of these properties have mortgages bearing interest at the prime rate. The increase in mortgage interest expenses attributable to the new property purchases was offset by the property sale.

The decrease in equity in net income of Justice Investors to $372,000 from $777,000 was primarily attributable to a 46% decrease in the total hotel and garage revenue. This was primarily due to a decrease in both occupancy and room rates of the hotel during the current quarter as a result of a slow down in the San Francisco area economy and the continuing impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry in San Francisco.

Net losses on marketable securities increased to $1,955,000 for the three months ended March 31, 2002 from $1,694,000 for the three months ended March 31, 2001. This was due to the decline in the market value of the Company's investment portfolio during the current quarter as the Company continues to reposition and diversify its investment portfolio in a very difficult economic environment. For the three months ended March 31, 2002, the Company had net unrealized losses of $1,929,000 and net realized losses of $26,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Dividend and interest income decreased to $75,000 from $411,000 as a result of the management investing in less income yielding securities. Margin interest, trading and management expenses decreased to $393,000 from $1,030,000, which was primarily due to the maintenance of lower average daily margin balances during the current quarter. Margin interest expense decreased to $51,000 for the three months ended March 31, 2002 from $621,000 for the three months ended March 31, 2001.

Income taxes benefit increased to $1,050,000 from $237,000 due to the loss before taxes and minority interest incurred during the current quarter.

Minority interest benefit increased to $164,000 from $62,000 as a result of the net loss generated by the Company's subsidiary, Santa Fe, during the current quarter.


For the Nine Months Ended March 31, 2002 Compared to the
Nine Months Ended March 31, 2001

Net loss decreased to $635,000 for the nine months ended March 31, 2002 from $4,662,000 for the nine months ended March 31, 2001. This was primarily due to the gain on sale of real estate, the decrease in margin interest, trading and management expenses, and the decrease in other expenses. These were partially offset by the increase in net losses on marketable securities, the decrease in net equity income of Justice Investors, and the decrease in dividend and interest income.

Income from real estate operations increased to $9,717,000 from $194,000.
This was primarily due to the gain on sale of real estate and the decrease in mortgage interest expense. This was partially offset by the decrease in rental income, the increase in property operating expense, and the increase in real estate taxes.

On August 2, 2001, the Company was awarded $13,862,000 from the Circuit court of St. Louis County, Missouri, which granted the City of St. Louis permission to take possession of the 176-unit St. Louis, Missouri apartment complex in a condemnation action filed by the City of St. Louis. As a result, the Company realized a gain of $10,277,000. No properties were sold during the nine months ended March 31, 2001.

Rental income decreased to $9,531,000 from $9,573,000. This was primarily due to the $898,000 decrease in rental income from a property sold in August 2001. In addition, rental income decreased by $480,000 from the St. Louis, Missouri property and the Austin, Texas property, which had decreases in occupancy rates. The St. Louis, Missouri property is being converted to a senior community and the Austin, Texas property is currently under renovation. These were partially offset by the $548,000 increase in rental income by two new properties purchased subsequent to March 31, 2001 and a property purchased in March 2001. The Company's other properties increased rental income in the amount of $786,000 due to higher rents and reduced vacancies.

Property operating expenses increased to $4,721,000 from $4,053,000. This was primarily due to the $308,000 operating expenses generated by two new properties purchased subsequent to March 31, 2001 and a property purchased in March 2001. In addition, a St. Louis, Missouri property and an Austin, Texas property increased operating expenses by $232,000 due to the rehabilitation work done during the current period. The Company's other properties increased operating expenses by $292,000, which was primarily due to the increases in utilities, repairs and maintenance, cleaning, and administrative expenses. These increases were offset by the $164,000 decrease in operating expenses from the property sold in August 2001.

Mortgage interest expenses decreased to $2,565,000 from $2,795,000. This was primarily due to a $183,000 decrease in mortgage interest expenses for the Houston, Texas and Austin, Texas properties as a result of the significant decline in the prime interest rate compared to prior year. Both of these properties have mortgages bearing interest at the prime rate. The increase in mortgage interest expenses attributable to the new property purchases was offset by the property sale. Real estate taxes increased to $953,000 from $767,000. This was primarily due to the acquisition of properties, partially offset by sale of the St. Louis, Missouri property.

Net losses on marketable securities increased to $12,695,000 for the nine months ended March 31, 2002 from $5,556,000 for the nine months ended March 31, 2001. This was due to the significant decline in the market value of the Company's investment portfolio during the nine-month period, which includes a net loss on marketable securities of $10,051,000 for the quarter ended September 30, 2001. For the nine months ended March 31, 2002, the Company had net unrealized losses of $8,605,000 and net realized losses of $4,090,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

Dividend and interest income decreased to $232,000 from $1,328,000 as a result of the management investing in less income yielding securities. Margin interest, trading and management expenses decreased to $1,393,000 from $2,935,000, which was primarily due to the maintenance of lower average daily margin balances during the current period. Margin interest expense decreased to $244,000 for the nine months ended March 31, 2002 from $1,881,000 for the nine months ended March 31, 2001.

As previously discussed, on June 28, 2001, the Company, Portsmouth and Santa Fe entered into an agreement with an investment advisory company, for the management of their securities portfolios. That was the first time that the Company had relied on an investment advisor to manage its investments on a discretionary basis. The results were not acceptable, and the Company terminated its agreement with the investment advisor on November 7, 2001. During that period of time, the Company's investment portfolio had a significant concentration in computer software, computer technology, internet technology and services, telecommunications, and aircraft industry sectors. The securities in those sectors, especially those traded on The Nasdaq Stock Market, greatly declined in that quarter and were particularly hard hit by the events of September 11, 2001. As a result, the Company had a significant net decline in the market value of its securities portfolio and the Company posted a net loss on marketable securities of $10,051,000 for the quarter ended September 30, 2001.

Since the Company resumed management of its securities portfolio on November 8, 2001, it has sought to reposition and diversify its portfolio by individual securities as well as by industry sectors to mitigate against market risk.

The decrease in equity in net income of Justice Investors to $1,757,000 from $2,943,000 was primarily attributable to a 45% decrease in the total hotel and garage revenue. This was primarily due to the decrease in both occupancy and room rates of the hotel during the nine months period as a result of a slow down in the San Francisco area economy and the continuing impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry in San Francisco. The decrease in hotel revenue was partially offset by an increase in other income of approximately $600,000 to Justice Investors as a result of an arbitration settlement payment from the hotel lessee during the current period.

Other expenses decreased to $142,000 from $808,000, which were primarily due to the settlement expense of $2,600,000 and legal fees of $500,000 related to the Jaffe Case during the prior period. These expenses were offset by the $675,000 the Company received from one of its insurance carriers that was applied to the cost of the settlement. In addition, the Company received $1,412,000 as payment of an award of attorney's fees related to Guinness Peat case, which partially offset the expenses associated with the Jaffe Case settlement. The Company also received approximately $121,000 in legal reimbursements from our insurance carriers during the nine months ended March 31, 2001.

Income taxes benefit decreased to $1,578,000 from $2,271,000 due to a decrease in net loss generated before tax and minority interest.

Minority interest changed to minority benefit of $1,663,000 from minority expense of $850,000 as a result of a net loss generated by the Company's subsidiary, Santa Fe, during the nine months ended March 31, 2002.


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. During the nine months ended March 31, 2002, the Company used net cash flow of $6,716,000 from operating activities, generated net cash flow of $9,094,000 from investing activities, and used net cash flow of $2,700,000 from financing activities.

During the nine months ended March 31, 2002, the Company made property improvements in the aggregate amount of $2,635,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of operations.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, up to a total of 333,000 shares (adjusted for two stock splits) of its Common Stock. Such repurchases may be made at the discretion of management and depending upon market conditions. During the nine months ended March 31, 2002, the Company purchased 11,655 shares of treasury stock for total of $223,000.

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


CRITICAL ACCOUNTING POLICIES

The Company reviews its long-lived assets for impairment when circumstances indicate that a potential loss in carrying value may have occurred. To the extent that projected future undiscounted cash flows from the operation of the Company's rental properties are less than the carrying value of the property, the carrying value of the property is reduced to its fair value. The Company's other accounting policies are straightforward in their application.


                         PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

The following is furnished to update information previously reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001 and in its Form 10-QSB Report for the quarterly period ended September 30, 2001 and December 31, 2001.

Continental Casualty Company v. The InterGroup Corporation and John V. Winfield, filed on February 4, 2001 in the United States District Court for the Central District of California as Case No. 01-01034. As previously reported, Continental Casualty Company ("CNA") filed a Complaint for Declaratory Relief respecting its rights and obligations to indemnify and defend the Company and Mr. Winfield in connection with the lawsuit filed by Howard Jaffe. The Company and Mr. Winfield have filed an answer, affirmative defenses and counter-claims for breach of written contract, tortuous breach of the implied covenant of good faith and fair dealing and for promissory fraud. In January 2002, a second motion by CNA to dismiss the action was denied by the District Court. CNA has since filed a motion for summary judgment, to which the Company and Mr. Winfield have filed an opposition and counter-motion for summary judgment or partial summary judgment. Those motions are scheduled to be heard on July 8, 2002. An attempt to mediate a settlement of the action was unsuccessful. The original trial date of July 2, 2002 has been continued with no new date having been set.


Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of the Shareholders of the Company was held on January 30, 2002, at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California 90049. At that meeting, management's nominees for Class B
Directors: Gary N. Jacobs and William J. Nance, were elected to serve until the 2004 Annual Meeting, with each nominee receiving in excess of 99% of the shares voted. At that Meeting, the shareholders also voted in favor of the ratification of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending June 30, 2002. A tabulation of the vote follows:

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


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)


Date: May 10, 2002                         by /s/   John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: May 10, 2002                         by /s/   Gregory C. McPherson
                                              -----------------------------
                                              Gregory C. McPherson,
                                              Executive Vice President


Date: May 10, 2002                         by /s/   Michael G. Zybala
                                              -----------------------------
                                              Michael G. Zybala
                                              Vice President Operations and
                                              Assistant Secretary


Date: May 10, 2002                         by /s/   Randy Du
                                              -----------------------------
                                              Randy Du, Controller
                                             (Principal Accounting Officer)