Form 10KSB
period 2002-06-30
INTERGROUP CORP
filed 2002-09-30
CIK 69422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                  FORM 10-KSB

[X]  Annual Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the fiscal year ended June 30, 2002

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

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year were $14,960,000.

    The aggregate market value of the common equity held by non-affiliates of issuer, computed by reference to the price the common equity was sold on September 13, 2002 was $10,766,478.


    The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of September 13, 2002 was 1,850,077.

Transitional Small Business Disclosure Format (check one): Yes   No [X]


                  DOCUMENTS INCORPORATED BY REFERENCE: None



                             TABLE OF CONTENTS

PART I                                                                  PAGE

    Item 1.  Description of Business                                      3

    Item 2.  Description of Properties                                    4

    Item 3.  Legal Proceedings                                           12

    Item 4.  Submission of Matters to a Vote of Security Holders         13


PART II

    Item 5.  Market For Common Equity and Related Stockholder Matters    13

    Item 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         14

    Item 7.  Financial Statements                                        18

    Item 8.  Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure                      36

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance With Section 16(a) of the Exchange Act  36

    Item 10. Executive Compensation                                      39

    Item 11. Security Ownership of Certain Beneficial Owners
             and Management                                              43

    Item 12. Certain Relationships and Related Transactions              45

    Item 13. Exhibits and Reports on Form 8-K                            46

    SIGNATURES                                                           48

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


BUSINESS OF ISSUER

The Company's principal business is the ownership and management of real estate. Properties include twenty-two apartment complexes, a hotel, two commercial real estate properties, and a single-family house as a strategic investment. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property that is held for sale or development. The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. See Item 2 for a description of the Company's current investments in and investment policies concerning real property.

The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential. The Company also has a controlling interest in Santa Fe, which derives its revenue primarily through an interest in a 566-room Holiday Inn in San Francisco, California. In addition, Santa Fe's operations also include an interest in two of the apartment complexes and a marketable securities portfolio.

For further information see Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.


COMPETITION

All of the properties owned by the Company are in areas where there is substantial competition. However, management believes that its apartments, hotel, and commercial properties are generally in a competitive position in their respective communities. The Company intends to continue upgrading and improving the physical condition of its existing properties and to consider selling existing properties, which the Company believes have realized their potential, and re-investing in properties that may require renovation but that offer greater appreciation potential.


EMPLOYEES

As of June 30, 2002, the Company had a total of 13 full-time employees. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.


Item 2.  Description of Properties.


PROPERTIES

At June 30, 2002, the Company's investment in real estate consisted of properties located throughout the United States, but which are concentrated in Texas and Southern California. These properties include twenty two apartment complexes, one single-family house as a strategic investment, and two commercial real estate properties, one of which serves as the Company's corporate headquarters. All apartment complexes and the single-family house are completed, operating properties. One of the commercial real estate properties is being prepared for operation.

The Company owns approximately 9.5 acres of unimproved real estate in Texas. The Company also owns an interest in a San Francisco hotel property through its subsidiaries' interest, in Justice Investors. In the opinion of management, each of the properties is adequately covered by insurance. None of the properties are subject to foreclosure proceedings or litigation other than that incurred in the normal course of business (see further discussion on Houston, Texas property). The Company's rental property leases are short-term leases, with no lease extending beyond one year.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2002 were approximately $169,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $4,925,000 at June 30, 2002 and the maturity date of the mortgage is January 1, 2006.

St. Louis, Missouri. The St. Louis property is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2002, real estate property taxes were approximately $104,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 35 years. The outstanding mortgage balance was approximately $5,722,000 at June 30, 2002 and the maturity date of the mortgage is July 1, 2008.

On August 2, 2001, the Company was awarded $13,862,000 from the Circuit court of St. Louis County, Missouri, which granted the City of St. Louis permission to take possession of the Company's previously owned St. Louis property, a 176-unit apartment complex, in a condemnation action filed by the City of St. Louis. The Company realized a gain of $10,277,000 and received net proceeds of $9,255,000 after payment of the mortgage on the property, costs and attorneys' fees. On August 10, 2001, the City of St. Louis filed Exceptions to Commissioners' Report challenging the amount of the award to the Company and requesting a jury trial on the matter. On August 21, 2002, the Company and the City of Saint Louis entered into a settlement of the matter before trial. Pursuant to the terms of the settlement, the Company is to pay back to the City the amount of $762,000, which is included in accounts payable and other liabilities, from the condemnation award of $13,862,000. Payments are to be made in twelve monthly installments without interest. Collateral for the obligation and penalties in the event of default are still being negotiated by the parties.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2002, real estate property taxes were approximately $24,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $4,111,000 at June 30, 2002 and the maturity date of the mortgage is May 1, 2006.

Irving, Texas. The Company's Irving properties consist of two apartment complexes. The first apartment complex is a two-story apartment with 224 units on approximately 9.9 acres. The Company acquired the property on September 16, 1994 at an initial cost of approximately $4,150,000. For the year ended June 30, 2002, real estate property taxes were approximately $214,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $4,391,000 at June 30, 2002 and the maturity date of the mortgage is January 1, 2008.

The second apartment complex consists of two-story town homes with 54 units on approximately 3.0 acres. The Company acquired the property on November 3, 2000 at an initial cost of approximately $1,980,000. For the year ended June 30, 2002, real estate property taxes were approximately $60,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $1,213,000 at June 30, 2002 and the maturity date of the mortgage is July 1, 2006.

San Antonio, Texas. The San Antonio property is a two-story project with 132 units on approximately 4.3 acres. The Company acquired the complex on June 29, 1993 for $2,752,000. For the year ended June 30, 2002, real estate taxes were approximately $127,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $3,138,000 at June 30, 2002 and the maturity date of the mortgage is December 1, 2008.

Houston, Texas. The Houston property is a two-story apartment complex with 442 units on approximately 23.4 acres. The Company acquired the complex in February 1997 for an initial cost of $4,970,000. For the year ended June 30, 2002, real estate taxes were approximately $215,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The property has an outstanding mortgage balance and a line of credit balance of approximately $3,575,000 and $4,000,000, respectively, at June 30, 2002. Both encumbrances have maturity dates of September 15, 2002. The Company requested and was granted a ninety-day extension of the maturity dates of the mortgage and line of credit to December 15, 2002, while the Company negotiates with the lender and explores other options. The Company also owns approximately 5 acres of unimproved land adjacent to this property. The land was purchased initially for $267,000 in July 1997.

Austin, Texas. The Company's Austin properties consist of two apartment complexes. The first Austin property is a 169,000 square foot, two-story project with 190 units. The Company acquired the complex on November 18, 1999 for $4,150,000. The Company also acquired an adjacent complex with 59 units on January 8, 2002 for $1,681,000. For the year ended June 30, 2002, real estate taxes were approximately $160,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $5,446,000 at June 30, 2002 and the maturity date of the mortgage is January 2, 2003. The Company also owns approximately 4 acres of land adjacent to this property. The Company is currently negotiating with the lender to extend the maturity dates.

The second apartment complex consists of a 87,700 square foot, two-story project with 112 units. The Company acquired the complex on September 5, 2001 for $3,824,000. For the period ended June 30, 2002, real estate taxes were approximately $50,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,254,000 at June 30, 2002 and the maturity date of the mortgage is September 1, 2009.

Los Angeles, California. The Company owns two commercial properties, thirteen apartment complexes, and a single-family house in the general area of West Los Angeles.

The first Los Angeles commercial property is a 5,500 square foot, two story building that serves as the Company's corporate offices. The Company acquired the building on March 4, 1999 for $1,876,000. The property taxes for the year ended June 30, 2002 were approximately $21,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years.
The outstanding mortgage balance was approximately $1,246,000 at June 30, 2002 and the maturity date of the mortgage is April 15, 2009.

The second Los Angeles commercial property is a 5,900 square foot commercial building. The Company acquired the building on September 15, 2000 for $1,758,000. The property taxes for the year ended June 30, 2002 were approximately $10,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $848,000 at June 30, 2002 and the maturity date of the mortgage is December 15, 2013.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30, 2002, real estate property taxes were approximately $15,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of

30 years. The outstanding mortgage balance was approximately $755,000 at June 30, 2002 and the maturity date of the mortgage is August 1, 2029.

The second Los Angeles apartment complex is a 29,000 square foot three-story apartment with 27 units. This complex is held by Intergroup Woodland Village, Inc. ("Woodland Village"), which is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000. For the year ended June 30, 2002, real estate property taxes were approximately $45,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $1,906,000 at June 30, 2002 and the maturity date of the mortgage is October 1, 2029.

The third Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2002, real estate property taxes were approximately $25,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years.
The outstanding mortgage balance was approximately $1,123,000 at June 30, 2002 and the maturity date of the mortgage is December 1, 2029.

The fourth Los Angeles apartment complex is a 10,500 square foot apartment with 10 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2002, real estate property taxes were approximately $20,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $839,000 at June 30, 2002 and the maturity date of the mortgage is December 31, 2029.

The fifth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2002, real estate property taxes were approximately $79,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $2,234,000 at June 30, 2002 and the maturity date of the mortgage is June 1, 2030.

The sixth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2002, real estate property taxes were approximately $58,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $2,703,000 at June 30, 2002 and the maturity date of the mortgage is August 10, 2028.

The seventh Los Angeles apartment complex is a 3,000 square foot apartment with 4 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2002, real estate property taxes were approximately $13,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $449,000 at June 30, 2002 and the maturity date of the mortgage is August 1, 2030.

The eighth Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2002, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $591,000 at June 30, 2002 and the maturity date of the mortgage is August 1, 2030.

The ninth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2002, real estate property taxes were approximately $34,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years.
The outstanding mortgage balance was approximately $664,000 at June 30, 2002 and the maturity date of the mortgage is August 15, 2030.

The tenth Los Angeles apartment complex is a 4,700 square foot two-story apartment with 5 units. The Company acquired the property on August 15, 2000 at an initial cost of approximately $997,000. For the year ended June 30, 2002, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $490,000 at June 30, 2002 and the maturity date of the mortgage is September 15, 2030.

The eleventh Los Angeles apartment complex is a 32,800 square foot two-story apartment with 24 units. The Company acquired the property on March 8, 2001 at an initial cost of approximately $2,859,000. For the year ended June 30, 2002, real estate property taxes were approximately $39,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $1,779,000 at June 30, 2002 and the maturity date of the mortgage is April 1, 2031.

The twelfth Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2002, real estate property taxes were approximately $14,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $585,000 at June 30, 2002 and the maturity date of the mortgage is May 1, 2031.

The thirteenth Los Angeles apartment complex, which is owned 100% by the Company's subsidiary Santa Fe, is a 4,200 square foot two-story apartment with 3 units. Santa Fe acquired the property on February 1, 2002 at an initial cost of approximately $785,000. For the year ended June 30, 2002, real estate property taxes were approximately $13,000. Depreciation is recorded on the straight-line method based upon an estimated useful Life of 39 years. The outstanding mortgage balance was approximately $461,000 at June 30, 2002 and the maturity date of the mortgage is February 1, 2032.

The Los Angeles single-family house is a 2,771 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. For the year ended June 30, 2002, real estate property taxes were approximately $8,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $481,000 at June 30, 2002 and the maturity date of the mortgage is December 1, 2030.

San Francisco, California Hotel.

The San Francisco hotel property owned by Justice Investors is located near the Financial District, one block from the Transamerica Pyramid. Embarcadero Center is within walking distance. Chinatown is directly across the bridge that runs from the hotel to Portsmouth Square Park. The hotel is a 31 story, steel and concrete, A-frame building which contains 566 guest rooms situated on 22 floors. One floor houses the Chinese Culture Center pursuant to a long-term, nominal-rent lease, and three floors are devoted to a reservation desk, lobby shops, dining room, coffee shop, hotel support facilities, a fitness center, a guest business center, meeting and banquet rooms and offices. Other features of the Holiday Inn include a rooftop swimming pool, 5-storied underground garage and pedestrian bridge across Kearny Street connecting the hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the partnership, is included in the lease to the Chinese Culture Center.

On March 15, 1995, Justice Investors, as lessor, entered into an amended and restated lease with Holiday Inn, as lessee, for the hotel portion of the project, with an effective date of January 1, 1995. Effective July 28, 1998, Felcor Lodging Trust, Inc. ("Felcor", NYSE: FCH) assumed the obligations of the lessee under the lease. The initial term of the new lease is for a 10-year term expiring on December 31, 2004. The lessee also has an option to renew the lease for one additional term of five years, which would extend the lease to December 31, 2009. The lease requires the lessee to pay an annual rent of the greater of twenty percent (20%) of gross room revenues or $2,500,000 plus fifty percent (50%) of total revenues from the demised premises less operating expenses, base rent and capital requirements. Under the terms of the lease, the lessee is responsible for all maintenance and repairs to the property, certain capital improvements, taxes and insurance. In the opinion of management the property is adequately covered by insurance.

The garage lease between Justice Investors and Evon provides for a monthly rental of sixty percent (60%) of gross parking revenues with a minimum rent of $21,750 per month. That lease expires in November 2010. The lessee is responsible for insurance, repairs and maintenance, utilities and all taxes assessed against the improvements to the leased premises. The garage is operated by Ampco Parking pursuant to a sublease agreement with Evon.


REAL ESTATE INVESTMENT POLICIES

The most significant investment activity of the Company has been to acquire, renovate, operate and, when appropriate, sell income-producing real estate. Through its marketable securities portfolio the Company has indirectly invested in additional real estate related investments such as hotels and office buildings.

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

MORTGAGES

Information with respect to mortgage notes payable of the Company is set forth in Note 5 of the Notes to Consolidated Financial Statements.


POTENTIAL RENTAL RATES AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The effective annual rental rate per unit (gross annual rental revenues based on 100% occupancy divided by the total number of units) and the occupancy rate (total gross potential rent less vacancy loss divided by total gross potential rent) for each of the Company's operating properties for fiscal year ended June 30, 2002 are provided below.

                                    Effective Annual           Physical
         Property                 Rental Rate Per Unit      Occupancy Rate
         --------                 --------------------      --------------
         Apartments:

         1.  Morris County, NJ            $11,405                 96%
         2.  St. Louis, MO                $ 6,269                 48%
         3.  Florence, KY                 $ 6,698                 88%
         4.  Irving, TX (1)               $ 7,623                 91%
         5.  Irving, TX (2)               $ 9,126                 92%
         6.  San Antonio, TX              $ 6,140                 96%
         7.  Houston, TX                  $ 6,354                 95%
         8.  Austin, TX (1)               $11,173                 41%
         9.  Austin, TX (2)               $ 8,056                 69%
         10. Los Angeles, CA (1)          $12,010                 80%
         11. Los Angeles, CA (2)          $13,377                 93%
         12. Los Angeles, CA (3)          $15,347                 93%
         13. Los Angeles, CA (4)          $15,923                 91%
         14. Los Angeles, CA (5)          $17,308                 89%
         15. Los Angeles, CA (6)          $15,557                 67%
         16. Los Angeles, CA (7)          $17,884                 99%
         17. Los Angeles, CA (8)          $21,296                 98%
         18. Los Angeles, CA (9)          $16,522                 92%
         19. Los Angeles, CA (10)         $17,132                 97%
         20. Los Angeles, CA (11)         $11,566                 91%
         21. Los Angeles, CA (12)         $11,128                 92%
         22. Los Angeles, CA (13)         $20,488                 10%

         Single family:

         23. Los Angeles, CA              $82,200                 72%


MANAGEMENT OF THE PROPERTIES

All properties are managed by the Company. The Company has a client service agreement with a professional employer organization, which establishes a three-party relationship whereby the Company and the professional employer organization act as co-employers of the employees who work at the properties.

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to real estate, the Company also invests from time to time in income producing instruments, corporate debt and equity securities, mortgage backed securities, securities issued by REIT's and other companies which invest primarily in real estate.

The Company's securities investments are made under the supervision of a Securities Investment Committee of the Board of Directors. The Committee currently has three members and is chaired by the Company's Chairman of the Board and President, John V. Winfield. The Committee has delegated authority to manage the portfolio to the Company's Chairman and President together with such assistants and management committees he may engage. The Committee has established investment guidelines for the Company's investments. These guidelines presently include: (i) corporate equity securities should be listed on the New York or American Stock Exchanges or the Nasdaq NMS Market; (ii) securities should be priced above $5.00 per share; and (iii) investment in a particular issuer should not exceed 5% of the market value of the total portfolio. The investment policies do not require the Company to divest itself of investments, which initially meet these guidelines but subsequently fail to meet one or more of the investment criteria. Non-conforming investments require the approval of the Securities Investment Committee. The Committee has in the past approved non-conforming investments and may in the future approve non-conforming investments. The Securities investment Committee may modify these guidelines from time to time.

The Company's investment portfolio is diversified with 44 different equity and fixed income positions. Only six individual securities comprise more than 5% of the equity value of the portfolio, with the largest being 17%. The amount of the Company's investment in any particular issue may increase or decrease, and additions or reductions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reductions in other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2002, the market value of the Company's marketable securities was $6,437,000.

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted companies, through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and are reviewed for impairment on a periodic basis.

The Company may also use exchange traded funds, options and futures to hedge against certain stock positions and index futures to hedge against market risk and enhance the performance of the Company's portfolio while reducing the overall portfolio's risk and volatility. As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2002, the Company had obligations for securities sold (equities short) of $491,000 and had no naked short positions.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2002, the Company had a margin balance of $579,000 and incurred $482,000 and $2,047,000 in margin interest during the fiscal years ended June 30, 2002 and June 30, 2001, respectively.

On June 28, 2001, the Company, its subsidiary, Santa Fe, and Portsmouth entered into an agreement with an investment advisory company, for the management of their securities portfolios. That was the first time that the Company had relied on an investment advisor to manage its investments on a discretionary basis. The results were not acceptable, and the Company terminated its agreement with the investment advisor on November 7, 2001.

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


Item 3.  Legal Proceedings

Continental Casualty Company v. The InterGroup Corporation and John V. Winfield; United States District Court, Central District of California, Case No. 01-01034.

On February 2, 2001, a Complaint for Declaratory Relief was filed by the Company's Directors and Officers' Liability insurance carrier, Continental Casualty Company ("CNA"), respecting certain coverage claims relating to litigation filed by a former employee, officer and director, which was settled by the Company. Although CNA is the named plaintiff for purposes of the declaratory relief cause of action, it is the Company and Mr. Winfield who are seeking monetary awards for the settlement payment and the unreimbursed portion of the attorneys' fees incurred in that action. The Company and Mr. Winfield have filed answers, affirmative defenses and counter-claims for breach of written contract, breach of the implied covenant of good faith and fair dealing and for promissory fraud. In response, CNA filed two motions to dismiss the counterclaims, which were ultimately denied by the Court. Subsequently, CNA filed a motion for summary judgment, the hearing on which has been taken off-calendar due to the assignment of the case to a new judge. As a result of that reassignment, the trial date was also vacated, with no new date having been set. The outcome of this case cannot be reasonably predicted at this time.

City of St. Louis, Missouri v. The InterGroup Corporation, Intergroup Bridgeton, Inc., et al., Circuit Court of St. Louis County, State of Missouri, Cause No. 01CC000945.

This was a condemnation action filed on April 17, 2001, whereby the City of St. Louis sought to acquire the Company's 176-unit apartment complex located in St. Louis, Missouri by eminent domain for an airport expansion. Following a hearing, a Commissioners' Report was filed on August 2, 2001 awarding the Company the amount of $13,862,000 and granting the City of St. Louis permission to take possession of the property. On August 10, 2001, the City of St. Louis filed Exceptions to Commissioners' Report challenging the amount of the award to the Company and requesting a jury trial de novo on the matter. On August 21, 2002, the Company and the City of Saint Louis entered into a settlement of the matter before trial. Pursuant to the terms of the settlement, the Company is to pay back to the City the amount of $762,000 from the condemnation award of $13,862,000. Payments are to be made in twelve monthly installments without interest. Collateral for the obligation and penalties in the event of default are still being negotiated by the parties.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


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


Fiscal 2002                           High                Low
-----------                           -----               -----
First Quarter 7/1 - 9/30             $19.20              $18.20
Second Quarter 10/1 - 12/31          $19.72              $18.05
Third Quarter 1/1 - 3/31             $20.20              $18.15
Fourth Quarter 4/1 - 6/30            $18.60              $15.25

Fiscal 2001                           High                Low
-----------                           -----               -----
First Quarter 7/1 - 9/30             $24.00              $18.75
Second Quarter 10/1 - 12/31          $21.00              $18.87
Third Quarter 1/1 - 3/31             $20.87              $18.75
Fourth Quarter 4/1 - 6/30            $20.00              $16.00


As of September 13, 2002, there were approximately 756 shareholders of record.


DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of September 13, 2002, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan Category        Number of       Weighted-average    Number of securities
                    securities to     exercise price     remaining available
                      be issued       of outstanding     for future issuance
                    upon exercise        options,           under equity
                    of outstanding     warrants and      compensation plans
                       options,           rights            (excluding
                     warrants and                           securities
                       rights                               reflected in
                                                             column (a))
_____________________________________________________________________________

                         (a)                (b)                 (c)
_____________________________________________________________________________

Equity compensation
plans approved by
security holders       232,000             $13.04              68,000
_____________________________________________________________________________

Equity compensation
plans not approved
by security holders      None               N/A                 None
_____________________________________________________________________________

     Total             232,000             $13.04              68,000
_____________________________________________________________________________





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

RESULTS OF OPERATIONS

For the Year Ended June 30, 2002 as compared to June 30, 2001.

Net loss increased to $4,204,000 for the year ended June 30, 2002, from $2,511,000 in the prior year. This was primarily due to increased losses from investment transactions, a decrease in equity in net income of Justice Investors and an increase in rental expenses, partially offset by a gain on sale of real estate.

Income from real estate operations increased to $9,162,000 from $166,000.
This was primarily due to the $10,277,000 gain on sale of the St. Louis, Missouri property, and partially offset by a decrease in rental income and an increase in rental expenses. Rental income decreased to $12,800,000 from $13,151,000. This was primarily due to the decrease in rental income from a property sold in August 2001 and decreases in occupancy rates at the St. Louis, Missouri property and one of the Austin, Texas properties. The St. Louis property was being converted to a senior community. This change was reconsidered in the fourth quarter of fiscal 2002 and is no longer being pursued. The Austin property was under renovation. These decreases were partially offset by the increase in rental income by two new properties purchased during the year, as well as the Company's other properties increased rental income due to higher rents and/or reduced vacancies.

Property operating expenses increased to $6,545,000 from $5,520,000. The increase was primarily due to the operating expenses from two new properties purchased during the year. In addition, the St. Louis, Missouri property and an Austin, Texas property increased operating expenses due to the repositioning and renovation work done during the current year. Other increases were due to higher repair and maintenance, salaries, cleaning and insurance expenses. These increases were partially offset by the decrease in operating expenses from a property sold in August 2001.

Mortgage interest expenses decreased to $3,371,000 from $3,813,000. This was primarily due to a decrease in mortgage interest expenses for the Houston, Texas and Austin, Texas properties as a result of the significant decline in the prime interest rate compared to the prior year and the sale of the St. Louis property. This was partially offset by the increase due to the property acquisitions.

Real estate taxes increased to $1,506,000 from $1,237,000. This was primarily due to the acquisition of properties, partially offset by the sale of the St. Louis property.

The decrease in equity in net income of Justice Investors to $2,160,000 from $3,928,000 was primarily attributable to a 48% decrease in the total hotel and garage revenue. This was primarily due to a decrease in both occupancy and room rates of the hotel during the current year as a result of a slow down in the San Francisco area economy, increased competition and the continuing impact that the terrorist attacks of September 11, 2001 have had on tourism and the hospitality industry in San Francisco.

The Company had a loss from investment transactions of $21,087,000 for the year ended June 30, 2002 as compared to a loss of $2,184,000 for the year ended June 30, 2001. The change in loss from investment transactions was primarily due to the increase in net investment loss to $19,447,000 from a gain of $86,000 and decrease in interest and dividend income to $312,000 from $1,563,000. This was partially offset by margin interest, trading and management expenses decreasing to $1,952,000 from $3,833,000.

The decrease in dividend and interest income to $312,000 from $1,563,000 was primarily due to a decrease of income producing securities in the Company's investment portfolio, which consisted mainly of equity securities.

The decrease in margin interest, trading and management expenses to $1,952,000 from $3,833,000 was primarily due to a decrease in margin interest to $482,000 from $2,047,000 as a result of a decrease in the size of the investment portfolio and a lower average daily margin balance during the year ended June 30, 2002. The Company also had a decrease in investment advisory fees to $110,000 from $275,000.

Investment gains and losses on investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net earnings. However, the amount of investment gains or losses for any given period may have no predictive value and variations in amount from period to period may have no analytical value.

As previously discussed, on June 28, 2001, the Company, Santa Fe and Portsmouth entered into an agreement with an investment advisory company, for the management of their securities portfolios. That was the first time that the Company had relied on an investment advisor to manage its investments on a discretionary basis. The results were not acceptable, and the Company terminated its agreement with the investment advisor on November 7, 2001. During that period of time, the Company's investment portfolio had a significant concentration in computer software, computer technology, internet technology and services, telecommunications, and aircraft industry sectors. The securities in those sectors, especially those traded on The Nasdaq Stock Market, greatly declined in that quarter and were particularly hard hit by the events of September 11, 2001. As a result, the Company had a significant net decline in the market value of its securities portfolio.

Since the Company resumed management of its securities portfolio on November 8, 2001, it has sought to reposition and diversify its portfolio by individual securities as well as by industry sectors to mitigate against market risk. Despite those efforts, the Company's securities portfolio suffered additional losses, especially during the fourth quarter of the fiscal year ended June 30, 2002, when securities markets further declined in the wake of corporate and accounting scandals and loss of general investor confidence in the overall markets.

The increase in general and administrative expenses to $1,928,000 from $1,619,000 was primarily due to increased insurance costs, professional and consulting fees and accrued wages.

Other expense decreased to $680,000 from $1,047,000 primarily as a result of legal settlement expenses and attorneys' fees paid by the Company in the prior year, partially offset by recovery of attorney's fees in another matter.

The provision for income tax benefit increased to $5,094,000 from $308,000 due to the greater loss before taxes incurred during the year ended June 30, 2002.

Minority interest changed to a minority benefit of $3,075,000 from a minority expense of ($2,063,000) as a result of a net loss generated by the Company's subsidiary, Santa Fe, during fiscal 2002 compared to net income generated in fiscal 2001.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. The Company used cash flow of $5,111,000 from operating activities, generated net cash flow of $9,530,000 from investing activities, and used net cash flow of $3,414,000 in financing activities during the year ended June 30, 2002.

During the year ended June 30, 2002, the Company improved properties in the aggregate amount of $2,734,000. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, up to a total of 333,000 shares of its Common Stock. Such repurchases may be made at the discretion of management and depending upon market conditions. During the year ended June 30, 2002, the Company acquired an additional 36,655 shares of its Common Stock for $685,000. Approximately 50,000 shares remain eligible for Company to repurchase under that authorization.

The events of September 11, 2001, had a dramatic impact on the domestic and global economies resulting in a significant decline in securities markets. Although the Company's investment portfolio felt part of that impact, management anticipates that its net cash flow from real estate operations, securities transactions and real estate financing activities will be sufficient to fund any property acquisitions, property improvements, debt service requirements and operating expenses in fiscal year 2003. Management also anticipates that the net cash flow generated from future operating activities will be sufficient to meet its long-term debt service requirements.

The Company has no off balance sheet arrangements.

The Company's contractual obligations and commercial commitments are its mortgages, a line of credit and a settlement payment (other obligations).
The annual principal payments on the mortgages, the line of credit and the settlement for the five-year period commencing July 1, 2002 are approximately as follows:


Contractual                           Less Than      1 - 3       4 - 5       Over 5
 Obligations              Total        1 year        years       years        years
                       -----------   ----------    ---------   ---------    ----------
  Long-Term Debt       $51,929,000  $ 9,630,000   $1,362,000  $9,836,000   $31,101,000

  Line of Credit         4,000,000    4,000,000            -           -             -

  Other
  Obligations              762,000      762,000            -           -             -
                        ----------   ----------    ---------   ---------    ----------
  Total Contractual
  Cash Obligations     $56,691,000  $14,392,000   $1,362,000  $9,836,000   $31,101,000
                       ===============================================================


IMPACT OF INFLATION

The Company's residential and commercial rental properties provide income from short-term operating leases and no lease extends beyond one year. Rental increases are expected to offset anticipated increased property operating expenses.

The Company's revenue from its interest in Justice Investors is primarily dependent on hotel revenues. Hotel room rates are typically impacted by supply and demand factors, not inflation, because rental of a hotel room is usually for a limited number of nights. Room rates are usually adjusted to account for inflationary cost increases; therefore, the impact of inflation should be minimal.


CRITICAL ACCOUNTING POLICIES

The Company reviews its long-lived assets and other investments for impairment when circumstances indicate that a potential loss in carrying value may have occurred. To the extent that projected future undiscounted cash flows from the operation of the hotel property, owned through the Company's investment in Justice Investors, and rental properties are less than the carrying value of the assets, the carrying value of the assets are reduced to their fair value. For other investments, the Company reviews the investment's operating results, financial position and other relevant factors to determine whether the estimated fair value of the asset is less than the carrying value of the asset.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings. The Company's other accounting policies are straightforward in their application.




Item 7.  Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                             Page
                                                                       ----
Report of Independent Accountants                                       19

Consolidated Balance Sheet at June 30, 2002                             20

Consolidated Statements of Operations for the
  years ended June 30, 2002 and June 30, 2001                           21

Consolidated Statements of Shareholders' Equity for the years
  ended June 30, 2002 and June 30, 2001                                 22

Consolidated Statements of Cash Flows for the years ended
  June 30, 2002 and June 30, 2001                                       23

Notes to Consolidated Financial Statements                              24

                   Report of Independent Accountants

To the Board of Directors and
Shareholders of The InterGroup Corporation

In our opinion, based on our audit, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The InterGroup Corporation at June 30, 2002 and the results of its operations and its cash flows for the years ended June 30, 2002, and June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Los Angeles, California
September 19, 2002

                        THE INTERGROUP CORPORATION
                        CONSOLIDATED BALANCE SHEET

As of June 30,                                                 2002
                                                          -----------
                             ASSETS

Investment in real estate, at cost:
 Land                                                     $  25,704,000
 Buildings, improvements and equipment                       53,350,000
 Property held for sale or development                          866,000
                                                            -----------
                                                             79,920,000
 Less: accumulated depreciation                             (15,978,000)
                                                            -----------
                                                             63,942,000
Investment in Justice Investors                               9,857,000
Cash and cash equivalents                                     1,883,000
Restricted cash                                                 972,000
Investment in marketable securities                           6,437,000
Prepaid expenses and other assets                             1,219,000
                                                            -----------
        Total Assets                                      $  84,310,000
                                                            ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Mortgage notes payable                                   $  55,929,000
 Obligation for securities sold                                 491,000
 Due to securities brokers                                      579,000
 Accounts payable and other liabilities                       4,248,000
 Deferred income taxes                                        1,529,000
                                                             ----------
        Total Liabilities                                    62,776,000
                                                             ----------
Minority Interest                                             9,478,000
                                                             ----------
Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $.01 par value, 2,500,000 shares
  authorized; none issued                                             -
Common stock - Class A, $.01 par value, 2,500,000
  shares authorized: none issued                                      -
Common stock, $.01 par value, 4,000,000 shares
  authorized; 2,129,288 shares issued and 1,850,077
  outstanding                                                    21,000
Additional paid-in capital                                    8,686,000
Retained earnings                                             9,095,000
Note receivable - stock options                              (1,438,000)
Treasury stock, at cost, 279,211 shares                      (4,308,000)
                                                            -----------
        Total Shareholders' Equity                           12,056,000
                                                            -----------
        Total Liabilities and Shareholders' Equity         $ 84,310,000
                                                            ===========

The accompanying notes are an integral part of the consolidated financial statements.

                            THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


For the Year Ended June 30,                           2002           2001
                                                   -----------    -----------
Real estate operations:
  Rental income                                   $ 12,800,000   $ 13,151,000
  Rental expenses:
    Property operating expenses                     (6,545,000)    (5,520,000)
    Mortgage interest expense                       (3,371,000)    (3,813,000)
    Real estate taxes                               (1,506,000)    (1,237,000)
    Depreciation                                    (2,493,000)    (2,415,000)
                                                   -----------    -----------
                                                    (1,115,000)       166,000

    Gain on sale of real estate                     10,277,000              -
                                                   -----------    -----------
    Income from real estate operations               9,162,000        166,000
                                                   -----------    -----------

Equity in net income of Justice Investors            2,160,000      3,928,000
                                                   -----------    -----------

Investment transactions:
  Net investment (losses) gains                    (19,447,000)        86,000
  Dividend and interest income                         312,000      1,563,000
  Margin interest, trading & management expenses    (1,952,000)    (3,833,000)
                                                   -----------    -----------
    Loss from investment transactions              (21,087,000)    (2,184,000)
                                                   -----------    -----------
Other expense:
  General and administrative expenses               (1,928,000)    (1,619,000)
  Other expense                                       (680,000)    (1,047,000)
                                                   -----------    -----------
    Other expense                                   (2,608,000)    (2,666,000)
                                                   -----------    -----------
Loss before provision for income
 taxes and minority interest                       (12,373,000)      (756,000)

Provision for income tax benefit                     5,094,000        308,000
                                                   -----------    -----------
Loss before minority interest                       (7,279,000)      (448,000)

Minority interest                                    3,075,000     (2,063,000)
                                                   -----------    -----------
Net loss                                          $ (4,204,000)  $ (2,511,000)
                                                   ===========    ===========
Basic loss per share                              $      (2.26)  $      (1.31)
                                                   ===========    ===========
Weighted average number of shares outstanding        1,859,317      1,922,065
                                                   ===========    ===========
Diluted loss per share                            $      (2.26)  $      (1.31)
                                                   ===========    ===========
Diluted weighted average number of shares
 outstanding                                         1,859,317      1,922,065
                                                   ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          THE INTERGROUP CORPORATION
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                            Additional                                   Note
                   Common    paid-in       Retained      Treasury      receivable
                    stock     capital      earnings       Stock       stock options    Total
                   -------   ----------   -----------    -----------  -------------  ----------
Balance at
June 30, 2000      $21,000   $8,686,000   $15,810,000    $(2,711,000)  $(1,438,000)  $20,368,000

Net loss                                   (2,511,000)                                (2,511,000)

Purchase of
 treasury stock                                             (912,000)                   (912,000)
                   -------   -----------  -----------     -----------   ----------   -----------
Balance at
 June 30, 2001      21,000    8,686,000    13,299,000     (3,623,000)   (1,438,000)   16,945,000

Net loss                                   (4,204,000)                                (4,204,000)

Purchase of
 treasury stock                                             (685,000)                   (685,000)
                   -------   ---------    -----------    -----------   -----------   -----------
Balance at
 June 30, 2002     $21,000   $8,686,000   $ 9,095,000    $(4,308,000)  $(1,438,000)  $12,056,000
                   =======   ==========   ===========    ===========   ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         THE INTERGROUP COPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Year Ended June 30,                        2002           2001
                                               -----------    -----------

Cash flows from operating activities:
Net loss                                       $(4,204,000)   $(2,511,000)
Adjustments to reconcile net loss
 to cash (used in) provided by operating
 activities:
  Depreciation of real estate                    2,493,000      2,415,000
  Gain on sale of real estate                  (10,277,000)             -
  Equity in net income of Justice Investors     (2,160,000)    (3,928,000)
  Net unrealized loss on investments            12,814,000      5,812,000
  Minority interest                             (3,075,000)     2,063,000
  Changes in assets and liabilities:
   Restricted cash                                 170,000       (161,000)
   Prepaid expenses and other assets               437,000        336,000
   Investment in marketable securities          24,080,000     37,183,000
   Other investments                               892,000        (76,000)
   Accounts payable and other liabilities       (1,351,000)     2,471,000
   Due to securities broker                     (2,288,000)   (27,109,000)
   Obligations for securities sold             (18,186,000)   (10,689,000)
   Deferred taxes                               (4,456,000)    (3,965,000)
                                               -----------    ------------
Net cash (used in) provided by operating
 activities                                     (5,111,000)     1,841,000
                                               -----------   ------------
Cash flows from investing activities:
  Additions to buildings, improvements and
   equipment                                    (2,734,000)    (2,622,000)
  Investment in real estate                     (4,861,000)   (19,228,000)
  Proceeds from sale of real estate             13,862,000              -
  Investment in Portsmouth                               -         (2,000)
  Distributions from Justice Investors           3,263,000      4,392,000
                                               -----------    -----------
Net cash provided by (used in)
investing activities                             9,530,000    (17,460,000)
                                               -----------    -----------
Cash flows from financing activities:
  Principal payments on mortgage notes payable  (5,335,000)    (4,429,000)
  Borrowings from mortgage notes payable         2,732,000     17,305,000
  Increase in borrowings                                 -      4,000,000
  Dividends paid to minority shareholders         (126,000)      (127,000)
  Purchase of treasury stock                      (685,000)      (912,000)
                                               -----------    -----------
Net cash (used in) provided by
 financing activities                           (3,414,000)    15,837,000
                                               -----------    -----------
Net increase in cash and cash
 equivalents                                     1,005,000        218,000
Cash and cash equivalents at beginning of
 period                                            878,000        660,000
                                               -----------    -----------
Cash and cash equivalents at end of period     $ 1,883,000    $   878,000
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

As of June 30, 2002 and 2001, the Company had the power to vote 57.2% and 54.9%, respectively, of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (Nasdaq SmallCap: SFEF). Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("PSI"), which derives its revenue primarily as a general partner and a 49.8% limited partner in Justice Investors ("Justice"), a California limited partnership. Justice owns the land, improvements and leaseholds known as the Holiday Inn Financial District/Chinatown, a 566-room hotel in San Francisco, California. On June 30, 1998, the Company's Chairman and President entered into a voting trust giving the Company the power to vote the shares of Santa Fe common stock that he owned. As a result of this agreement, the Company had the power to vote on an additional 3.9% of the voting shares of Santa Fe.

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

The Company reviews for the impairment of its rental property assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If expected future cash flows (undiscounted and excluding interest costs) are less than the carrying value of the rental asset, the asset is written down to its fair value. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived asset. No impairment losses have been recorded in fiscal year 2002 or 2001.

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

Due to Securities Broker

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, marketable securities, other investments, prepaid expenses and other assets, accounts payable and liabilities approximates fair value. The fair value of mortgage notes payable is estimated using discounted cash flows of future payments based on the borrowing rates available to the Company for debt with similar terms and maturities.

Stock-Based Compensation Plans

Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No.25 (APB 25), Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under APB 25 no compensation cost is recognized. The Company has elected to continue with the accounting methodology in APB 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As the Company reported a loss for the year ended June 30, 2002, the inclusion of potentially dilutive common shares related to stock options (192,000 shares at June 30, 2002), would be anti-dilutive. Therefore, basic and diluted earnings per share for the year ended June 30, 2002 are the same.


Recently Issued Accounting Standards

In October 2001, the Financial Accounting Standards Board ("FASB" or the "Board") issued FASB Statement No. 144 ("FAS No. 144") Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of FAS No. 144 are to address significant issues relating to the implementation of FASB Statement No. 121 ("FAS No. 121), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in FAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS No. 144 must be adopted in the first quarter of fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of this statement will have a material impact on the Company's financial statements.

In July 2001, the FASB issued Statements on Financial Accounting Standards FAS No. 141 (Business Combination) and FAS No. 142 (Goodwill and Other Intangible Assets). FAS No. 141 among other things, eliminates the use of the pooling of interest method of accounting for business combination. Under the provision of FAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair value. FAS No. 141 is effective for all business combinations initiated after June 30, 2001. FAS No. 142 must be adopted in the first quarter of fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of these statements will have a material impact on the Company's financial statements.


2.  Investment in Real Estate:

At June 30, 2002, the Company's investment in real estate consisted of properties located throughout the United States. These properties include twenty two apartment complexes, one single-family house as a strategic investment, and two commercial real estate properties, one of which serves as the Company's corporate headquarters. All apartment complexes and the single-family house are completed, operating properties. One of the commercial real estate properties is being prepared for operation.

In July 2001, the Company purchased a property held for sale or development located in Austin, Texas for $194,000.

In September 2001, the Company purchased an apartment complex located in Austin, Texas for $3,824,000. To finance the purchase, the Company assumed a mortgage note of $2,300,000.

In February 2002, the Company purchased through its majority owned subsidiary, Santa Fe, an apartment complex located in Los Angeles, for $785,000. To finance the purchase, the Company obtained a $463,000 mortgage note.

On August 2, 2001, the Company was awarded $13,862,000 from the Circuit court of St. Louis County, Missouri, which granted the City of St. Louis permission to take possession of the 176-unit St. Louis, Missouri apartment complex in a condemnation action filed by the City of St. Louis. The Company realized a gain of $10,277,000 and received net proceeds of $9,255,000 after payment of the mortgage on the property, costs and attorneys' fees. On August 10, 2001, the City of St. Louis filed Exceptions to the Commissioners' Report challenging the amount of the award to the Company and requesting a jury trial on the matter, see further discussion in Note 12.


3.  Marketable Securities:

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings. For the year ended June 30, 2002, net investment losses of $19,447,000 included net unrealized losses of $12,814,000 and net realized losses of $6,633,000. For the year ended June 30, 2001, net gains on marketable securities of $86,000 included net unrealized losses of $5,812,000 and net realized gains of $5,898,000.

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

The Company's current investment portfolio as of June 30, 2002 is composed of following types of investment securities:

                                                      % of Total
                                  Market Value        Portfolio
                                  ------------        ---------
Fixed income:
  Corporate bonds                 $   753,000            11.7%
  Mortgage securities                  58,000             0.9%

Corporate securities:
  Common stocks                     4,734,000            73.5%
  Preferred stocks                    561,000             8.7%

REIT's                                326,000             5.1%

Warrants                                5,000             0.1%
                                   ----------          -------

TOTAL SECURITIES ASSETS           $ 6,437,000           100.0%
                                   ==========          =======



As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2002, the Company had obligations for securities sold (equities short) of $491,000 and had no naked short positions.

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

Condensed financial statements for Justice Investors are as follows:


                     CONDENSED BALANCE SHEET

As of June 30,                                                   2002
                                                              ----------
Assets
Total current assets                                         $   161,000
Property, plant and equipment, net of accumulated
  depreciation of $12,272,000                                  4,304,000
Loan fees and deferred lease costs, net of accumulated
  amortization of $226,000                                        85,000
                                                              ----------
Total assets                                                 $ 4,550,000
                                                              ==========

Liabilities and partners' equity
Total current liabilities                                    $     4,000
Long term debt                                                   490,000
Partners' capital                                              4,056,000
                                                              ----------
Total liabilities and partner's capital                      $ 4,550,000
                                                              ==========


                   CONDENSED STATEMENTS OF OPERATIONS

For the years ended June 30,                      2002           2001
                                               ----------     ----------

Revenues                                      $ 5,180,000    $ 8,760,000
Costs and expenses                               (843,000)      (873,000)
                                               ----------     ----------
Net income                                    $ 4,337,000    $ 7,887,000
                                               ==========     ==========


5.  Mortgage Notes Payable:

At June 30, 2002, the Company had mortgage debt outstanding of $55,929,000. The mortgages carry variable rates from 4.13% and fixed rates ranging from 6.34% to 9.22%. In August 2000, the Company obtained a second mortgage on one of its properties in the amount of $1,270,000. In the same period, the Company refinanced one of its mortgage notes in the amount of $3,787,000 and obtained a new mortgage note payable in the amount of $3,800,000 and entered into a line of credit agreement with an available balance of $4,000,000. Both the $3,800,000 mortgage note and the $4,000,000 line of credit are collateralized by the same property.

As of June 30, 2002, the outstanding balance on the line of credit was $4,000,000. Each mortgage is secured by its respective land and building. Mortgage notes payable secured by real estate are comprised of the following information as of June 30, 2002:


                Number     Acquisition         Note       Mortgage   Interest
  Property      of Units       Date          Maturity      Balance     Rate
                                               Date
------------  -----------  --------------   ------------  ---------    ------
Morris County      151     September 1967   January   2006 $4,925,000   7.335%
St. Louis          264     November  1968   July      2008  5,722,000   6.734%
Florence           157     December  1972   May       2006  4,111,000   7.925%
Irving             224     September 1994   January   2008  4,391,000   7.010%
Irving              54     November  2000   July      2006  1,213,000   9.220%
San Antonio        132     June      1993   December  2008  3,138,000   6.615%
Houston            442     February  1997   September 2002  3,575,000   4.360%
                                            September 2002  4,000,000   4.360%
Austin             249     November  1999   January   2003  5,446,000   4.130%
Austin             112     September 2001   September 2009  2,254,000   8.225%
Los Angeles         12     July      1999   August    2029    755,000   7.930%
Los Angeles         27     September 1999   October   2029  1,906,000   7.730%
Los Angeles         14     October   1999   December  2029  1,123,000   7.890%
Los Angeles         10     November  1999   December  2029    839,000   7.950%
Los Angeles         31     May       2000   June      2030  2,234,000   4.753%
Los Angeles         30     July      2000   August    2028  2,703,000   7.576%
Los Angeles          4     July      2000   August    2030    591,000   7.590%
Los Angeles          4     July      2000   August    2030    449,000   7.590%
Los Angeles          5     August    2000   September 2030    490,000   5.778%
Los Angeles          7     August    2000   August    2030    664,000   5.778%
Los Angeles          1     November  2000   December  2030    481,000   8.435%
Los Angeles         24     March     2001   April     2031  1,779,000   7.150%
Los Angeles          8     May       2001   May       2031    585,000   7.000%
Los Angeles          3     February  2002   February  2032    461,000   6.450%
Los Angeles    Office      March     1999   April     2009  1,246,000   8.260%
Los Angeles    Office      September 2000   December  2013    848,000   7.500%



The annual combined aggregate principal payments on the mortgage notes payable for the five-year period commencing July 1, 2002 are as follows:

                 Year ending June 30,
                      2003               $13,630,000
                      2004                   656,000
                      2005                   706,000
                      2006                 9,197,000
                      2007                   639,000
                      Thereafter          31,101,000
                                         -----------
                       Total             $55,929,000
                                         ===========

At June 30, 2002, the total outstanding mortgage balance approximates the estimated fair value of the outstanding debt.

6.  Income Taxes:

The provision for the Company's income tax benefit is comprised of the following:

                                                Year Ended June 30,
                                              2002               2001
                                           ----------         ----------
Current tax benefit (expense)             $ 3,085,000        $(3,675,000)
Deferred tax benefit                        2,009,000          3,983,000
                                           ----------         ----------
                                          $ 5,094,000        $   308,000
                                           ==========         ==========

The components of the deferred tax liability as of June 30, 2002, are as follows:

Deferred real estate gains                                   $ 7,641,000
Unrealized loss on marketable securities                      (1,734,000)
Depreciation and fixed asset differences                        (280,000)
Equity earnings of subsidiaries                                  357,000
                                                              ----------
   Gross deferred tax liabilities                              5,984,000
                                                              ----------

Capital loss carryforwards                                      (866,000)
Net operation loss carryforwards                              (3,568,000)
Other                                                            (21,000)
                                                              ----------
   Gross deferred tax (assets)                                (4,455,000)
                                                              ----------

Net deferred tax liability                                   $ 1,529,000
                                                              ==========

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:

                                                     Year Ended June 30,
                                                     2002           2001
                                                 -----------    -----------
Income tax at federal statutory rates           $ (4,189,000)  $   (257,000)
State income taxes, net of federal benefit          (739,000)       (45,000)
Other                                               (166,000)        (6,000)
                                                 -----------    -----------
   Total income tax benefit                     $ (5,094,000)  $   (308,000)
                                                 ===========    ===========


As of June 30, 2002, the Company had a net federal operating losses available for carryforward of approximately $9,852,000. The carryforward expires in varying amounts through the year 2021. The Company also has capital losses available for carryforward of $2,165,000 that expire in varying amounts through 2006.

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

Information below represents reported segments for the years ended June 30, 2002 and 2001. Operating income for rental properties consist of rental income. Operating income from Justice Investors consist of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.


                                 Real Estate
                           -------------------------
Year ended                    Rental       Justice     Investment
June 30, 2002               Properties    Investors    Transactions     Other          Total
                           -----------   -----------   -----------   -----------   ------------
Operating income (loss)    $12,800,000   $ 2,160,000  $(19,135,000)  $         -   $ (4,175,000)
Operating expenses          (6,545,000)            -    (1,952,000)            -     (8,497,000)
Real estate taxes           (1,506,000)            -             -             -     (1,506,000)
                           -----------   -----------   -----------   -----------   ------------
Income(loss) before
  mortgage interest and
  depreciation               4,749,000     2,160,000   (21,087,000)            -    (14,178,000)
                           -----------   -----------   -----------   -----------   ------------
Mortgage interest expense   (3,371,000)            -             -             -     (3,371,000)
Depreciation                (2,493,000)            -             -             -     (2,493,000)
Gain of sale of real
  estate                    10,277,000             -             -             -     10,277,000
General and administrative
  expenses                           -             -             -    (1,928,000)    (1,928,000)
Other expense                         -            -             -      (680,000)      (680,000)
Income tax benefit                   -             -             -     5,094,000      5,094,000
Minority interest                    -             -             -     3,075,000      3,075,000
                           -----------   -----------   -----------   -----------   ------------
Net income (loss)          $ 9,162,000   $ 2,160,000  $(21,087,000)  $ 5,561,000   $ (4,204,000)
                           ===========   ===========   ===========   ===========   ============
Total Assets               $63,942,000   $ 9,857,000  $  6,437,000   $ 4,074,000   $ 84,310,000
                           ===========   ===========   ===========   ===========   ============

                                 Real Estate
                           -------------------------
Year ended                    Rental       Justice     Investment
June 30, 2001               Properties    Investors    Transactions     Other          Total
                           -----------   -----------   -----------   -----------   ------------
Operating income           $13,151,000   $ 3,928,000   $ 1,649,000   $         -   $ 18,728,000
Operating expenses          (5,520,000)            -    (3,833,000)            -     (9,353,000)
Real estate taxes           (1,237,000)            -             -             -     (1,237,000)
                           -----------   -----------   -----------   -----------   ------------
Income (loss) before
  mortgage interest and
  depreciation               6,394,000     3,928,000    (2,184,000)            -      8,138,000
                           -----------   -----------   -----------   -----------   ------------
Mortgage interest expense   (3,813,000)            -             -             -     (3,813,000)
Depreciation                (2,415,000)            -             -             -     (2,415,000)
General and administrative
  expenses                           -             -             -    (1,619,000)    (1,619,000)
Other expense                        -             -             -    (1,047,000)    (1,047,000)
Income tax benefit                   -             -             -       308,000        308,000
Minority interest                    -             -             -    (2,063,000)    (2,063,000)
     -----------   -----------   -----------   -----------   ------------
Net income (loss)          $   166,000   $ 3,928,000   $(2,184,000) $ (4,421,000)  $ (2,511,000)
                           ===========   ===========   ===========   ===========   ============
Total Assets               $61,337,000   $10,859,000   $44,725,000  $  3,762,000   $120,683,000
                           ===========   ===========   ===========   ===========   ============

8.  Supplemental Cash Flow Information:

Cash paid for margin interest for the year ended June 30, 2002 and 2001 was $492,000 and $2,094,000, respectively. Cash paid for interest on mortgage notes payable for the year ended June 30, 2002 and 2001 was $3,585,000 and $4,118,000, respectively. Cash paid for income taxes aggregated $564,000 and $1,423,000 for the year ended June 30, 2002 and 2001, respectively.


9.  Stock Options and Employee Stock Ownership Plan and Trust:
On December 8, 1998, the Company adopted and authorized a stock option plan (the "1998 Non-employee Directors Plan") for non-employee directors. The 1998 Non-employee Directors Plan provides for the granting of stock options to purchase shares of the Company's common stock to non-employee directors of the Company. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan may not exceed 100,000. During fiscal years 2002 and 2001, the Company granted stock options of 10,000 shares in each respective year, to the directors of the Company. These options have exercise prices of $19.05 and $18.00 per share, respectively. Of the total options granted in fiscal year 2002, 10,000 options vested during the year. The options have a term of 10 years.

On December 22, 1998, the Company adopted and authorized a stock option plan (the "1998 Key Officers Plan") for selected key officers. The 1998 Plan provides for the granting of stock options to purchase shares of the Company's common stock to key officers of the Company. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan may not exceed 200,000. On December 22, 1998, the Board of Directors of the Company granted a total of 150,000 stock options to the President and Chairman of the Company at an exercise price of $11.875 per share. As of June 30, 2002, all 150,000 options are vested.

Information relating to the stock options during the fiscal years ended June 30, 2002 and 2001 are as follows:

                                      Number of          Weighted-average
                                       Shares            Exercise Price
                                      ----------         ---------------
Unexercised options
  outstanding at June 30, 2000:         207,000                  $13.60
Granted                                  20,000                  $18.88
Exercised                                     -                       -
Forfeited                                     -                       -
                                       --------                --------
Unexercised options
  outstanding at June 30, 2001:         227,000                  $14.06
Granted                                  10,000                  $19.05
Exercised                                     -                       -
Forfeited                                     -                       -
                                       --------                --------
Unexercised options
  outstanding at June 30, 2002:         237,000                  $13.47
                                       ========                ========


Unexercised            Range of       Weighted Average  Weighted Average
Options                Exercise Price Exercise Price    Remaining Life
----------------      --------------  ----------------  ----------------
June 30, 2001          $11.88-$44.44      $14.06           7.57 years
June 30, 2002          $11.88-$44.44      $13.47           6.66 years

As required by FAS 123, the Company has determined the pro-forma information as if the Company had accounted for stock options granted since January 1, 1998, under the fair value method of FAS 123. The Black-Scholes option pricing model was used with the following weighted-average assumptions for 2002; risk-free interest rate of 1.78%; dividend yield of 0%; expected Common Stock market price volatility factor of 7.0; and a weighted-average expected life of the options of 6.66 years. The weighted-average fair value of options granted in fiscal years 2002 and 2001 were $2.61 and $8.00 per share, respectively. The aggregate fair value of the options granted in fiscal years 2002 and 2001 were $26,100 and $160,000, respectively.

Stock based compensation is accounted for under APB 25 and accordingly, no compensation cost has been recognized for stock options in the financial statements. Had compensation cost been determined based upon the fair value of the stock options at grant date and consistent with FAS 123, the Company's pro forma net loss and net loss per share (based on 10,800 and 47,500 options vesting in fiscal years 2002 and 2001, respectively) are as follows:

                                               2002           2001
                                           -----------     ----------
  Net loss - as reported                  $(4,204,000)   $(2,511,000)
  Net loss - pro forma                    $(4,243,000)   $(2,893,000)
  Loss per share - as reported                 $(2.26)        $(1.31)
  Loss per share - pro forma                   $(2.28)        $(1.50)


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


10.  Commitments and Contingencies:

On April 16, 2001 the City of St. Louis, Missouri, filed a condemnation action against the Company and its subsidiary in the Circuit Court of St. Louis County, State of Missouri, whereby the City of St. Louis sought to acquire the Company's 176 unit apartment complex located in St. Louis, Missouri by eminent domain for an airport expansion. Following a hearing, a Commissioners' Report was filed on August 2, 2001 awarding the Company the amount of $13,862,000 and granting the City of Saint Louis permission to take possession of the property. After payment of the mortgage on the property, costs and attorneys' fees, the Company received net proceeds of $9,255,000 on August 21, 2001. The Company intends to defer any taxable gain from the involuntary taking of the property through appropriate exchange transactions. On August 10, 2001, the City of St. Louis filed Exceptions to Commissioners' Report challenging the amount of the award to the Company and requesting a jury trial on the matter. On August 21, 2002, the Company and the City of Saint Louis entered into a settlement of the matter before trial. Pursuant to the terms of the settlement, the Company is to pay back to the City the amount of $762,000, which has been accrued for as of June 30, 2002, from the condemnation award of $13,862,000. Payments are to be made in twelve monthly installments without interest. Collateral for the obligation and penalties in the event of default are still being negotiated by the parties.

The Company is a defendant or co-defendant in various other legal actions involving various claims incident to the conduct of its business. Most of these claims are covered by insurance. Management does not anticipate the Company to suffer any material liability by reason of such actions.


11.  Related Party Transactions:

Gary N. Jacobs, a Director of the Company, is Of Counsel to the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. Through May 31, 2000 he was a senior partner of said firm, which provided legal services to the Company during the years ended June 30, 2002 and 2001. During the years ended June 30, 2002 and 2001, the Company made payments of approximately $484,000 and $165,000, respectively to Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP.

In May 1996, the Company's Chairman and President exercised options to purchase 187,500 shares of Common Stock at a price of $7.67 per share through a full recourse note due the Company on demand with an original due date of May 16 2001. On May 2, 2001, the Company extended the due date to May 16, 2003. The note bears interest floating at the lower of 10% or the prime rate (4.75% at June 30, 2002) with interest payable quarterly. The balance of the note receivable of $1,438,000 is reflected as a reduction of shareholders' equity at June 30, 2002. During the fiscal year ended June 30, 2002 and 2001, the President of the Company made interest payments of approximately $77,000 and $127,000, respectively, on the note.


12. Subsequent Events:

On August 21, 2002, the Company and the City of Saint Louis entered into a settlement of the condemnation action which granted the City permission to take possession of the Company's 176-unit apartment complex in Saint Louis, Missouri. Pursuant to the terms of the settlement, the Company is to pay back to the City the amount of $762,000, which has been accrued for as of June 30, 2002, from the condemnation award of $13,862,000. Payments are to be made in twelve monthly installments without interest. Collateral for the obligation and penalties in the event of default are still being negotiated by the parties.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2002:

                         Position with
    Name                  the Company         Age     Term to Expire
------------------     ------------------     ---    -----------------
Class A Directors:

John V. Winfield      Chairman of the Board;   55     2003 Annual Meeting
(1)(4)(6)(7)(8)       President and Chief
                      Executive Officer

Josef A.              Director and Vice        54     2003 Annual Meeting
Grunwald (2)(7)       Chairman of the Board

Class B Directors:

Gary N. Jacobs
(1)(6)(7)(8)(9)       Secretary; Director      57     2004 Annual Meeting

William J. Nance (1)
(2)(3)(4)(5)(6)(7)(9) Director                 58     2004 Annual Meeting

Class C Directors:

Mildred Bond
Roxborough            Director                 75     2002 Annual Meeting

John C. Love          Director                 62     2002 Annual Meeting
(3)(4)(8)(9)

Other Executive Officers:

Gregory C. McPherson  Executive Vice           43      N/A
                      President;
                      Assistant Treasurer

Michael G. Zybala     Vice President           50      N/A
                      Operations;
                      Assistant Secretary

David C. Gonzalez     Vice President           35      N/A
                      Real Estate
------------------
(1)  Member of the Executive Committee
(2)  Member of the Administrative and Compensation Committee
(3)  Member of the Audit and Finance Committee
(4)  Member of the Real Estate Investment Committee
(5)  Member of the Nominating Committee

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

Business Experience:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield -- Mr. Winfield was first appointed to the Board in
1982. He currently serves as the Company's Chairman of the Board, President and Chief Executive Officer, having first been appointed as such in 1987. Mr. Winfield also serves as President, Chairman and Chief Executive Officer of Santa Fe Financial Corporation ("Santa Fe") and Portsmouth Square, Inc. ("Portsmouth"). Mr. Winfield is also a Director of Healthy Planet Products, Inc. ("Healthy Planet") and serves as its Chairman of the Board from August 5, 1998 until August 8, 2002. Mr. Winfield also serves as Chairman of the Board of Etz Lavud, Ltd. Santa Fe, Portsmouth, Healthy Planet and Etz Lavud, Ltd. are all public companies.

Josef A. Grunwald -- Mr. Grunwald is an industrial, commercial and residential real estate developer. He serves as Chairman of PDG N.V. (Belgium), a hotel management company, and President of I.B.E. Services S.A. (Belgium), an international trading company. Mr. Grunwald was first elected to the Board in 1987. Mr. Grunwald is also a Director of Portsmouth and Etz Lavud, Ltd.

William J. Nance -- Mr. Nance is a Certified Public Accountant and private consultant to the real estate and banking industries. He also serves as President of Century Plaza Printer, Inc. Mr. Nance was first elected to the Board in 1984. He was appointed Treasurer, Chief Operating Officer and Chief Financial Officer in 1987. Mr. Nance resigned as Chief Operating Officer and Chief Financial Officer in January 1990 but continued as Treasurer until June 30, 2002. Mr. Nance is also a Director of Santa Fe, Portsmouth and Healthy Planet.

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

Gary N. Jacobs -- Mr. Jacobs was appointed to the Board and as Secretary in 1998. Mr. Jacobs is Executive Vice President, General Counsel and Secretary of MGM MIRAGE (NYSE: MGG) and Of Counsel to the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. Through May 31, 2000 he was a partner of said firm and the head of the corporate department.

John C. Love -- Dr. Love was appointed to the Board in 1998. He is an independent consultant to the hospitality and tourism industries and was formerly a general partner in the national CPA and consulting firm of Pannell Kerr Forster. He is Chairman Emeritus of the Board of Trustees of Golden Gate University in San Francisco. Dr. Love is also a Director of Santa Fe and Portsmouth.

Gregory C. McPherson -- Mr. McPherson joined the Company in 1993.
Prior to joining the Company, Mr. McPherson was a private financial and strategic advisor, served as Vice President in the Investment Banking and Corporate Finance Department of Kemper Securities Group, Inc., was with Prudential Bache Capital Funding in their Mergers and Acquisitions and Financial Restructuring Group and was a manager at the public accounting firm of Pricewaterhouse LLP. Mr. McPherson received an M.B.A. from the Harvard Business School and is a Certified Public Accountant. Effective March 23, 2000, Mr. McPherson was named as Interim President of Healthy Planet and as its Chairman of the Board on August 8, 2002. He also serves as a special consultant to Portsmouth and serves as an officer or consultant to other non-public InterGroup investments.

Michael G. Zybala -- Mr. Zybala was appointed Vice President Operations and Assistant Secretary of the Company on January 27, 1999 and served as Vice President Operations until July 15, 2002. Mr. Zybala is an attorney at law and has served as a special legal consultant to the Company. Mr. Zybala is also the Vice President, Secretary and Treasurer of Santa Fe and Portsmouth and has served as their General Counsel since 1995. Mr. Zybala has provided legal services to Santa Fe and Portsmouth since 1978. Mr. Zybala is also a Director of Healthy Planet and has served as its Secretary since August 1998.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2002 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Item 10.  Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the named Executive Officers of the Company who earned more than $100,000 (salary and bonus) for all services rendered to the Company and its subsidiaries for fiscal years 2002, 2001 and 2000. There are currently no employment contracts with the Executive Officers.

                           SUMMARY COMPENSATION TABLE
                                                                        Long-Term
                                    Annual Compensation                Compensation
                                    -------------------                ------------
                                                                         Awards
                                                                         ------
                                                                       Securities
Name and Principal                                     Other Annual    Underlying
Position                  Year     Salary      Bonus   Compensation    Options/SARs
-------------------      ------   -------      ------  -------------   ------------
John V. Winfield
Chairman; President       2002   $500,750(1)      -      $80,359(2)            -
and Chief Executive       2001   $522,000(1)      -      $69,322(2)            -
Officer                   2000   $522,000(1)      -      $61,700(2)            -

Gregory C. McPherson      2002   $126,974(3)  $  4,000         -               -
Executive Vice President; 2001   $140,383(3)  $ 20,000         -               -
and Assistant Treasurer   2000   $158,006(3)  $ 25,000         -               -

Michael G. Zybala         2002   $117,400(4)  $  4,000                         -
Vice President Operations 2001   $131,028(4)  $ 15,000         -               -
and Assistant Secretary   2000   $127,465(4)  $ 20,000         -               -

David C. Gonzalez         2002   $186,672(5)  $100,000         -               -
Vice President            2001   $141,608     $ 75,000         -          10,000(7)
Real Estate               2000   $120,000     $100,000   $32,071(6)            -

---------------------

(1) Mr. Winfield also serves as President and Chairman of the Board of the Company's subsidiary, Santa Fe, and Santa Fe's subsidiary, Portsmouth. Mr. Winfield received salary and directors fees of $242,000 $252,000 and $252,000 from those entities during fiscal years 2002, 2001 and 2000, respectively, which amounts are included in this item.

(2) Amounts include an auto allowance and compensation for a portion of the salary of an assistant. The auto allowance was $33,607, $34,322, and $34,322 during fiscal years 2002, 2001 and 2000, respectively. The amount of compensation related to the assistant was approximately $46,752, $35,000 and $35,000 during fiscal years 2002, 2001 and 2000 respectively. During fiscal 2002, 2001 and 2000, the Company also paid annual premiums in the amount of $42,577 for a split dollar whole life insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payment to the beneficiary. During fiscal years 2002, 2001 and 2000 Santa Fe and Portsmouth also paid annual premiums on split dollar policies in the total amount of $42,500.

 (3) Mr. McPherson is a consultant of Portsmouth and received annual consulting fees of $86,363 during fiscal year ended June 30, 2002 and $88,200 during fiscal years 2001 and 2000, which are included in this item. Also includes amounts for an auto allowance.

(4) Mr. Zybala became Vice President Operations in January 1999. His salary and bonuses are allocated approximately 25% to the Company and 75% to Santa Fe and Portsmouth.

(5) Includes $17,922 for an auto lease.

(6) Amounts shown relate to forgiveness of unpaid balance on promissory note due to the Company.

(7) On January 31, 2001, Mr. Gonzalez was granted options to purchase up to 10,000 shares of the Common Stock of the Company at an exercise price of $19.75 per share, which was the closing price of the Common Stock on the date of grant. The term of the options is for the period beginning January 31, 2002 and ending on January 30, 2011. No options may be exercised prior to January 31, 2003 and vest at a rate of 1,000 shares per year between January 31, 2003 and January 31, 2006, and at a rate of 1,500 shares per year between January 31, 2007 and January 31, 2010.


                  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The Company did not have any individual grants of stock options or Stock Appreciation Rights ("SARs") during the year ended June 30, 2002 to any named executive officer.


              AGGREGATE OPTIONS/SAR EXERCISES IN THE LAST FISCAL YEAR
                  AND FISCAL YEAR END OPTION/SAR VALUES


The following table contains information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs.


                                              Number of Securities
              Shares                         Underlying Unexercised      Value of Unexercised
           Acquired on        Value            Options/SARs as of        In-the-Money Options/
Name       Exercise (#)     Realized ($)         June 30, 2002            at June 30, 2002
----       ------------     -----------      -----------------------      --------------------
                                           Exercisable/Unexercisable   Exercisable/Unexercisable
                                           -------------------------   ------------------------
John V.
Winfield             -      $     -            150,000/0                     $542,250/0(1)

David C.
Gonzalez             -      $     -                  0/10,000                $      0/0(1)

--------------

(1) Based on the closing price of the Company's Common Stock on June 28, 2002 of $15.49 per share.

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

Pursuant to the Plan, each non-employee director as of the adoption date of the Plan shall be granted on the date thereof: (i) if he or she became a non-employee director prior to January 1, 1998, an option to purchase 8,000 shares of Common Stock; and (ii) if he or she became a non-employee director on or after January 1, 1998, an option to purchase 4,000 shares of Common Stock. Each new non-employee director who is elected to the Board shall automatically be granted an option to purchase 4,000 shares of Common Stock upon the initial date of election to the Board. On each July 1 following the adoption date, each non-employee director shall be granted an option to purchase 2,000 shares of Common Stock provided he or she holds such position on that date and the number of Common Shares available for grant under the Plan is sufficient to permit such automatic grant.

The exercise price of the option shall be determined at the time of grant and shall not be less than 100% of the fair market value of the Common Stock at the time of the grant of the option. The term of the option shall be for ten years. Options granted to any non-employee director will not vest 100% until such person has been a member of the Board for four (4) years or more. Non-employee directors who have been a member of the Board less than four (4) years, shall be vested with respect to 20% of the options on the date of grant and 20% on each anniversary of such person having become a member of the Board, provided that the optionee is on each such date serving as a member of the Board or as an employee or consultant to the Company.

Pursuant to the plan, the following non-employee directors of the Company were granted options during fiscal 2002 to purchase shares of Common Stock: Josef
A. Grunwald (2,000 shares); William J. Nance (2,000 shares); Mildred Bond Roxborough (2,000 shares); Gary N. Jacobs (2,000 shares); and John C. Love (2,000 shares). The exercise price for the options is $19.05 per share, which was the closing price of the Company's Common Stock on the Nasdaq National Market System as of the date of grant on July 2, 2001.

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

The exercise price of the option shall be determined at the time of grant and shall not be less than 100% of the fair market value of the Common Stock at the time of the grant of the option. The term of the option shall not exceed 10 years from the date on which the option is granted. The vesting schedule for the options and the method or time that when the option may be exercised in whole or in part shall be determined by the Committee. However, in no event shall an option be exercisable within six months of the date of grant in the case of an optionee subject to Section 16(b) of the Exchange Act. Subject to certain exceptions, the option shall terminate six months after the optionee's employment with the Company terminates. No options to purchase shares were granted pursuant to the Key Employee Plan during fiscal 2002.


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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of September 13, 2002, certain information with respect to the beneficial ownership of Common Stock owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.

Name and Address of           Amount and Nature
Beneficial Owner            of Beneficial Owner(1)     Percentage(2)
--------------------        ----------------------     -------------

John V. Winfield               1,075,938(3)                 53.8%
820 Moraga Drive
Los Angeles, CA 90049

Josef A. Grunwald                 89,045(2)                  4.8%
820 Moraga Drive
Los Angeles, CA 90049

William J. Nance                  54,250(2)                  2.9%
820 Moraga Drive
Los Angeles, CA 90049

Mildred Bond Roxborough           18,350(2)                    *
820 Moraga Drive
Los Angeles, CA 90049

Gary N. Jacobs                    14,250(2)(4)                 *
820 Moraga Drive
Los Angeles, CA 90049

John C. Love                      12,000(2)                    *
820 Moraga Drive
Los Angeles, CA 90049

Gregory C. McPherson               8,993                       *
820 Moraga Drive
Los Angeles, CA 90049

Michael G. Zybala                      0                       *
820 Moraga Drive
Los Angeles, CA 90049

David C. Gonzalez                 10,500(5)                    *
820 Moraga Drive
Los Angeles, CA 90049

All Directors and
Executive Officers as a
Group (9 persons)              1,283,326                    61.9%
------------------
*  Ownership does not exceed 1%.

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 1,850,077 shares of Common Stock outstanding at September 13, 2002, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. The following options are included in directors shares: Josef A. Grunwald - 16,000; William J. Nance - 16,000; Mildred Bond Roxborough - 16,000; Gary N. Jacobs -12,000; John C. Love - 12,000.

(3) Includes 150,000 shares of which Mr. Winfield has the right to acquire pursuant to options.

(4) Other than his options, all shares of Mr. Jacobs are held by the Gary and Robin Jacobs Family Trust.

(5) Does not include 10,000 options granted to Mr. Gonzalez, which do not start to vest until January 2003.


Changes in Control Arrangements

There are no arrangements that may result in a change in control of the Company.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of September 13, 2002, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category       Securities to     Exercise price     Remaining available
                      be issued       of outstanding     for future issuance
                    upon exercise        options,           under equity
                    of outstanding     warrants and      compensation plans
                       options,           rights            (excluding
                     warrants and                           securities
                       rights                               reflected in
                                                             column (a))
                         (a)                (b)                 (c)
-------------------  ------------      -------------     -------------------
Equity compensation
plans approved by
security holders       232,000             $13.04              68,000

----------------------------------------------------------------------------

Equity compensation
plans not approved
by security holders      None               N/A                 None

----------------------------------------------------------------------------
     Total             232,000             $13.04              68,000
----------------------------------------------------------------------------

Item 12.  Certain Relationships and Related Transactions.


On December 4, 1998, the Administrative and Compensation Committee authorized the Company to obtain whole life and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal 2002 and 2001, the Company paid annual premiums in the amount of approximately $43,000 for the split dollar insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

On June 30, 1998, the Company's Chairman and President entered into a voting trust agreement with the Company giving the Company the power to vote his 4.2% interest in the outstanding shares of the Santa Fe common stock.

In May 1996, the Company's Chairman and President exercised options to purchase 187,500 shares of Common Stock at a price of $7.67 per share through a full recourse note due to the Company on demand with an original due date of May 16, 2001. On May 2, 2001, the Company extended the due date to May 16, 2003. The note bears interest floating at the lower of 10% or the prime rate (4.75% at June 30, 2002) with interest payable quarterly. The balance of the note receivable of $1,437,500 is reflected as a reduction of shareholders' equity at June 30, 2002. During the fiscal years ended June 30, 2002 and 2001, the President of the Company made interest payments of approximately $76,650 and $127,000 respectively in connection with the note relating to his 1996 exercise of stock options.

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

Gary N. Jacobs, a Director of the Company, is Of Counsel to the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. Through May 31, 2000 he was a senior partner of said firm, which provided legal services
to the Company during the years ended June 30, 2002 and 2001.   During the
years ended June 30, 2002 and 2001, the Company made payments of approximately $484,000 and $165,000, respectively to Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP.

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

(15) Golden West Television Productions, Inc. (incorporated September 17, 1991 in CA)
(16) Golden West Television Productions, Inc. (incorporated March 17, 1986 in
     NY)
(17) Intergroup The Trails, Inc. (incorporated on September 14, 1994 in TX)
(18) Intergroup Meadowbrook Gardens, Inc. (incorporated on June 23, 1994 in
     NJ)
(19) Intergroup Pine Lake, Inc. (incorporated on February 9, 1996 in KY)
(20) Bellagio Capital Fund, LLC (established on June 18, 1997 in CA)
(21) Intergroup Casa Maria, Inc. (incorporated on April 3, 1997 in TX)
(22) Casa Maria Limited Partnership (established August 19, 1993 in KS)
(23) Healthy Planet Communications, Inc. (incorporated July 3, 1997 in CA)
(24) Santa Fe Financial Corporation (incorporated July 25, 1967 in NV)
(25) Portsmouth Square, Inc. (incorporated July 6, 1967 in CA)
(26) 2301 Bel-Air Equity, Inc. (incorporated May 25, 2000 in CA)
(27) 11378 Ovada Properties, Inc. (incorporated June 21, 2000 in CA)
(28) 11371 Ovada Properties, Inc. (incorporated May 25, 2000 in CA)
(29) 11361 Ovada Properties, Inc. (incorporated June 1, 2000 in CA)
(30) 11680 Bellagio Properties, Inc. (incorporated May 25, 2000 in CA)
(31) North Sepulveda Properties, Inc. (incorporated June 21, 2000 in CA)
(32) 11650 Bellagio Properties, Inc. (incorporated August 17, 2000 in CA)
(33) Intergroup Elwood, Inc. (incorporated October 12, 2000 in TX)
(34) 11720 Bellagio Properties, Inc. (incorporated January 17, 2001 in CA)
(35) 636 Acanto Properties, Inc. (incorporated February 15, 2001 in CA)
(36) Intergroup Tollgate Creek, Inc. (incorporated June 14, 2001 in TX)
(37) 614 Acanto Properties, Inc. (incorporated November 7, 2001 in CA)

99.1 Certificates Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b) Reports on Form 8-K:
    -------------------
Registrant filed no reports on Form 8-K during the last quarter of the period covered by this Report.

                               SIGNATURES
                                ----------

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  THE INTERGROUP CORPORATION
                                                        (Registrant)

Date: September 27, 2002           by /s/ John V. Winfield
      ------------------              ---------------------------------------
                                      John V. Winfield, Chairman of the Board,
                                      President and Chief Executive Officer

Date: September 27, 2002           by /s/ Gregory C. McPherson
      ------------------              --------------------------------------
                                      Gregory C. McPherson, Executive Vice
                                      President and Assistant Treasurer

Date: September 27, 2002           by /s/ Michael G. Zybala
      ------------------              --------------------------------------
                                      Michael G. Zybala,
                                      Assistant Secretary and Counsel

Date: September 27, 2002           by /s/ David C. Gonzalez
      ------------------              --------------------------------------
                                      David C. Gonzalez
                                      Vice President Real Estate


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: September 27, 2002            /s/ John V. Winfield
    --------------------            ---------------------------------------
                                    John V. Winfield, Chairman of the Board,
                                    President and Chief Executive Officer

Date: September 27, 2002            /s/ Josef A. Grunwald
      ------------------            ---------------------------------------
                                    Josef A. Grunwald, Vice Chairman of Board

Date: September 27, 2002            /s/ Gary N. Jacobs
      ------------------            ---------------------------------------
                                    Gary N. Jacobs, Director

Date: September 27, 2002            /s/ John C. Love
      ------------------            ---------------------------------------
                                    John C. Love, Director

Date: September 27, 2002            /s/ William J. Nance
      ------------------            ---------------------------------------
                                    William J. Nance, Director

Date: September 27, 2002            /s/ Mildred Bond Roxborough
      ------------------            ---------------------------------------
                                    Mildred Bond Roxborough, Director

                             CERTIFICATIONS


I, John V. Winfield, certify that:

1. I have reviewed this annual report on Form 10-KSB of The InterGroup Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 27, 2002

/s/ John V. Winfield
------------------------------
John V. Winfield, President
Chief Executive Officer
______________________________________________________________________________


I, Gregory C. McPherson certify that:

1. I have reviewed this annual report on Form 10-KSB of The InterGroup Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 27, 2002

/s/ Gregory C. McPherson
--------------------------------
Executive Vice President and
Assistant Treasurer
(Acting Principal Accounting and
Financial Officer)

34

Page 11 of 11
Page 1 of 1