Form 10QSB
period 2002-09-30
INTERGROUP CORP
filed 2002-11-14
CIK 69422

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of November 13, 2002 were 1,835,047 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                          THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB


PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet (unaudited)
      As Of September 30, 2002                                         3

    Consolidated Statements of Operations (unaudited)
      For the Three Months Ended September 30, 2002 and 2001           4

    Consolidated Statements of Cash Flows (unaudited)
      For the Three Months Ended September 30, 2002 and 2001           5

    Notes to Consolidated Financial Statements                         6

  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     11

  Item 3. Controls and Procedures                                     16



Part  II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                          17

  Item 6.  Exhibits and Reports on Form 8-K                           17

Signatures                                                            18

                          THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)

As of September 30,                                                  2002
                                                                  -----------
Assets
  Investment in real estate, at cost:
    Land                                                         $ 25,704,000
    Buildings, improvements and equipment                          53,824,000
    Property held for sale or development                             907,000
                                                                  -----------
                                                                   80,435,000
    Less:  accumulated depreciation                               (16,629,000)
                                                                  -----------
                                                                   63,806,000
  Investment in Justice Investors                                   9,855,000
  Cash and cash equivalents                                         3,006,000
  Restricted cash                                                     877,000
  Investment in marketable securities                               3,550,000
  Prepaid expenses and other assets                                 1,293,000
                                                                  -----------
    Total assets                                                 $ 82,387,000
                                                                  ===========
Liabilities and Shareholders' Equity
Liabilities
  Mortgage notes payable                                         $ 55,706,000
  Obligation for securities sold                                    1,034,000
  Accounts payable and other liabilities                            4,562,000
  Deferred income taxes                                               642,000
                                                                  -----------
    Total liabilities                                              61,944,000
                                                                  -----------
Minority interest                                                   9,134,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   2,129,288 issued, 1,835,047 outstanding                             21,000
  Common stock, class A $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                 8,558,000
  Note receivable - stock options                                  (1,438,000)
  Treasury stock, at cost, 294,241 shares                          (4,518,000)
                                                                  -----------
    Total shareholders' equity                                     11,309,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $ 82,337,000
                                                                  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                           THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the Three Months ended September 30,               2002           2001
                                                   -----------    -----------
Real estate operations:
  Rental income                                   $  3,338,000   $  3,303,000
  Rental expenses:
    Mortgage interest expense                         (837,000)      (900,000)
    Property operating expenses                     (1,537,000)    (1,533,000)
    Real estate taxes                                 (341,000)      (283,000)
    Depreciation                                      (656,000)      (597,000)
                                                   -----------    -----------
                                                       (33,000)       (10,000)
    Gain on sale of real estate                             -      10,277,000
                                                   -----------    -----------
    (Loss)income from real estate operations           (33,000)    10,267,000
                                                   -----------    -----------

Equity in net income of Justice Investors              499,000      1,088,000
                                                   -----------    -----------

Investment transactions:
  Net investment losses                             (1,289,000)   (10,051,000)
  Dividend and interest income                         100,000        128,000
  Margin interest, trading & management expenses      (220,000)      (565,000)
                                                   -----------    -----------
    Loss from investment transactions               (1,409,000)   (10,488,000)
                                                   -----------    -----------
Other income(expense):
  General and administrative expenses                 (367,000)      (365,000)
  Other income (expense)                                 4,000        (11,000)
                                                   -----------    -----------
    Other expense                                     (363,000)      (376,000)
                                                   -----------    -----------
(Loss) income before provision for income
 taxes and minority interest                        (1,306,000)       491,000

Provision for income tax benefit (expense)             490,000       (200,000)
                                                   -----------    -----------
(Loss) income before minority interest                (816,000)       291,000
Minority interest                                      281,000      1,742,000
                                                   -----------    -----------
Net (loss) income                                 $   (535,000)  $  2,033,000
                                                   ===========    ===========
Basic (loss)earnings per share                    $       (.29)  $       1.08
                                                   ===========    ===========
Weighted average number of shares outstanding        1,857,214      1,886,627
                                                   ===========    ===========
Diluted (loss)earnings per share                  $       (.29)  $       0.98
                                                   ===========    ===========
Diluted weighted average number of shares
 outstanding                                         1,857,214      2,084,627
                                                   ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                               THE INTEGROUP CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


For the Three Months Ended September,                  2002           2001
                                                   -----------    -----------
Cash flows from operating activities:
  Net (loss)income                                 $  (535,000)   $ 2,033,000
  Adjustments to reconcile net (loss)income to
   cash provided by(used in) operating activities:
    Depreciation of real estate                        656,000        597,000
    Gain on sale of real estate                             -     (10,277,000)
    Net unrealized (gains)losses on investments       (517,000)     8,973,000
    Equity in net income from Justice Investors       (499,000)    (1,088,000)
    Minority interest                                 (281,000)    (1,742,000)
    Changes in assets and liabilities:
      Restricted cash                                   95,000         50,000
      Investment in marketable securities            3,403,000      9,173,000
      Other investments                                     -           6,000
      Prepaid expenses and other assets                (79,000)      (486,000)
      Accounts payable and other liabilities           313,000       (778,000)
      Due to broker                                   (579,000)    (2,867,000)
      Obligations for securities sold                  543,000     (5,266,000)
      Deferred income taxes                           (887,000)     1,193,000
                                                   -----------    -----------
  Net cash provide by (used in)
      operating activities                           1,633,000       (479,000)
                                                   -----------    -----------
Cash flows from investing activities:
  Additions to buildings, improvements
   and equipment                                      (474,000)    (1,172,000)
  Investment in real estate                            (41,000)    (4,018,000)
  Proceeds from sale of real estate                         -      13,862,000
  Distributions from Justice Investors                 501,000        627,000
                                                   -----------    -----------
  Net cash (used in) provided by
   investing activities                                (14,000)     9,299,000
                                                   -----------    -----------
Cash flows from financing activities:
  Principal payments on mortgage notes payable        (223,000)    (4,719,000)
  Borrowings from mortgage notes payable                    -       2,269,000
  Purchase of treasury stock                          (210,000)        (9,000)
  Dividends paid to minority shareholders              (63,000)       (63,000)
                                                   -----------    -----------
  Net cash used in financing activities               (496,000)    (2,522,000)
                                                   -----------    -----------
Net increase in cash and cash equivalents            1,123,000      6,298,000
Cash and cash equivalents at beginning of
 period                                              1,883,000        878,000
                                                   -----------    -----------
Cash and cash equivalents at end of period         $ 3,006,000    $ 7,176,000
                                                    ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  General

The consolidated financial statements included herein are unaudited; however, in the opinion of The InterGroup Corporation ("InterGroup" or the "Company"), the interim financial information contains all adjustments, including normal recurring adjustments, necessary to present fairly the results for the interim period. These consolidated financial statements include the accounts of the Company and its subsidiaries and should be read in conjunction with the Company's June 30, 2002 audited consolidated financial statements and notes thereto.

As of September 30, 2002, the Company had the power to vote 55.0% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (Nasdaq SmallCap: SFEF). Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), which derives its revenue primarily as a general partner and a 49.8% limited partner in Justice Investors ("Justice"), a California limited partnership. Justice owns the land, improvements and leaseholds known as the Holiday Inn Financial District/Chinatown, a 566-room hotel in San Francisco, California.

The results of operations for the three months ended September 30, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2003.


2.  Investment in Real Estate

On August 2, 2001, the Company was awarded $13,862,000 from the Circuit court of St. Louis County, Missouri, which granted the City of St. Louis permission to take possession of the 176-unit St. Louis, Missouri apartment complex in a condemnation action filed by the City of St. Louis. The Company realized a gain of $10,277,000 and received net proceeds of $9,255,000 after payment of the mortgage on the property, costs and attorneys' fees. On August 10, 2001, the City of St. Louis filed Exceptions to the Commissioners' Report challenging the amount of the award to the Company and requested a jury trial on the matter. On August 21, 2002, the Company and the City of Saint Louis entered into a settlement. Pursuant to the terms of the settlement, the Company is to pay back to the City the amount of $762,000, which had been accrued for as of June 30, 2002, from the condemnation award of $13,862,000. Payments are to be made in twelve monthly installments without interest. Collateral for the obligation and penalties in the event of default are still being negotiated by the parties and no installment payments have been made.

In August 2002, the Company purchased land contiguous to an existing property located in Austin, Texas for $25,000.

3.  Marketable Securities:

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings. For the quarter ended September 30, 2002, net losses on marketable securities of $1,289,000 included net unrealized gains of $517,000 and net realized losses of $1,806,000. For the quarter ended September 30, 2001, net losses on marketable securities of $10,051,000 included net unrealized losses of $8,973,000 and net realized losses of $1,078,000.

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.

The Company's investment portfolio consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain. The Company may also use exchange traded funds, options and futures to hedge concentrated stock positions and index futures to hedge against market risk and enhance the performance of the Company's portfolio while reducing the overall portfolio's risk and volatility.

The Company's current investment portfolio as of September 30, 2002 is composed of following types of investment securities:


                                                      % of Total
                                     Market Value      Portfolio
                                     ------------      ---------
Fixed income:
  Corporate bonds                     $   390,000         11.0%
  Mortgage securities                      55,000          1.5%

Corporate securities:
  Common stocks                         2,354,000         66.3%
  Preferred stocks                        611,000         17.2%

REIT's                                    138,000          3.9%

Warrants                                    2,000           .1%
                                       ----------        ------

TOTAL SECURITIES ASSETS               $ 3,550,000        100.0%
                                       ==========        ======



As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of September 30, 2002, the Company had obligations for securities sold (equities short) of $1,034,000.

4.  Investment in Justice Investors:

The consolidated accounts include a 49.8% interest in Justice Investors, a California limited partnership ("Justice Investors"), in which Portsmouth serves as one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), serves as the managing general partner. As a general and limited partner, Portsmouth has significant control over the management and operation of the assets of Justice Investors. All significant partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners.

The partnership derives most of its income from a lease of its San Francisco, California hotel property to Felcor Lodging Trust, Inc. ("Felcor") and from a lease of the garage portion of the property to Evon. As a general partner, the Company and its subsidiaries have become more active in monitoring and overseeing the operations of the hotel and parking garage.

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


Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of September 30,                                            2002
                                                            ----------
Assets
Total current assets                                       $   310,006
Property, plant and equipment, net of
  accumulated depreciation of $12,355,738                    4,423,588
Loan fees and deferred lease costs,
  net of accumulated amortization of $233,560                   76,852
                                                            ----------
    Total assets                                           $ 4,810,446
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $   760,181
Partners' capital                                            4,050,265
                                                            ----------
    Total liabilities and partners' capital                $ 4,810,446
                                                            ==========

                            JUSTICE INVESTORS
                    CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30,       2002            2001
                                            ----------      ----------
Revenues                                    1,191,473      $ 2,384,501
Costs and expenses                           (188,888)        (198,959)
                                            ----------      ----------
Net income                                  1,002,585      $ 2,185,542
                                            ==========      ==========


5.  Commitments and Contingencies:

On August 21, 2002, the Company and the City of Saint Louis entered into a settlement of the City's appeal of a condemnation award in favor of the Company in the amount of $13,862,000 related to the acquisition, by eminent domain of the Company's 176-unit apartment complex in St. Louis, Missouri. Pursuant to the terms of the settlement, the Company is to pay back to the City the amount of $762,000 from the condemnation award of $13,862,000. Payments are to be made in twelve monthly installments without interest. Collateral for the obligation and penalties in the event of default are still being negotiated by the parties and no installment payments have been made to date. If the parties fail to agree on acceptable collateral, the settlement can be rescinded.

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

In May 1996, the Company's Chairman and President exercised options to purchase 187,500 shares of Common Stock at a price of $7.67 per share through a full recourse note due to the Company on demand with due date of May 16, 2003. The note bears interest floating at the lower of 10% or the prime rate (4.75% at September 30, 2002) with interest payable quarterly. The balance of the note receivable of $1,438,000 is reflected as a reduction of shareholders' equity at September 30, 2002.

7.  Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As the Company reported a loss for the quarter ended September 30, 2002, the inclusion of potentially dilutive common shares related to stock options (192,000 shares at September 30, 2002) would be anti-dilutive.


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

Information below represents reported segments for the three months ended September 30, 2002 and the three months ended September 30, 2001. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains(losses)and dividend and interest income.

                                 Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment
September 30, 2002          Properties    Investors    Transactions     Other          Total
                           -----------   -----------   -----------   -----------   ------------
Operating income(loss)     $ 3,338,000   $   499,000   $(1,189,000)   $        -     $2,648,000
Operating expenses          (1,537,000)            -      (220,000)            -     (1,757,000)
Real estate taxes             (341,000)            -                           -       (341,000)
                           -----------   -----------   -----------   -----------   ------------
                             1,460,000       499,000    (1,409,000)           -         550,000

Mortgage interest expenses    (837,000)            -             -             -       (837,000)
Depreciation                  (656,000)            -             -             -       (656,000)
General and administrative
  expenses                           -             -             -      (367,000)      (367,000)
Other income                         -             -             -         4,000          4,000
Income tax benefit                   -             -             -       490,000        490,000
Minority interest                    -             -             -       281,000        281,000
                           -----------   -----------   -----------   -----------   ------------
Net income(loss)               (33,000)      499,000    (1,409,000)      408,000       (535,000)
                           ===========   ===========   ===========   ===========   ============
Total Assets               $63,806,000   $ 9,855,000   $ 3,550,000   $ 5,176,000    $82,387,000
                           ===========   ===========   ===========   ===========   ============


                                 Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment
September 30, 2001          Properties    Investors    Transactions     Other          Total
                           -----------   -----------   -----------   -----------   ------------

Operating income (loss)    $ 3,303,000   $ 1,088,000  $ (9,923,000)  $         -   $ (5,532,000)
Operating expenses          (1,533,000)            -      (565,000)            -     (2,098,000)
Real estate taxes             (283,000)            -             -             -       (283,000)
                           -----------   -----------   -----------   -----------   ------------
                             1,487,000     1,088,000   (10,488,000)            -     (7,913,000)

Mortgage interest expenses    (900,000)            -             -             -       (900,000)
Depreciation                  (597,000)            -             -             -       (597,000)
General and administrative
  expenses                           -             -             -      (365,000)      (365,000)
Gain on sale of
 real estate                10,277,000             -             -             -     10,277,000
Other losses                         -             -             -       (11,000)       (11,000)
Income tax expense                   -             -             -      (200,000)      (200,000)
Minority interest                    -             -             -     1,742,000      1,742,000
                           -----------   -----------   -----------   -----------   ------------
Net income (loss)          $10,267,000   $ 1,088,000  $(10,488,000)  $ 1,166,000   $  2,033,000
                           ===========   ===========   ===========   ===========   ============
Total Assets               $63,443,000   $11,347,000  $ 26,531,000   $10,399,000   $111,720,000
                           ===========   ===========   ===========   ===========   ============

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The discussion below and elsewhere in the Report includes forward-looking statements about the future business results and activities of the Company, which, by their very nature, involve a number of risks and uncertainties. When used in this discussion, the words "estimate", "project", "anticipate" and similar expressions, are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and the securities markets, changes in general economic conditions, local real estate markets, and competition, as well as uncertainties relating to uninsured losses, securities markets, and litigation, including those discussed below and in the Company's
Form 10-KSB for the fiscal year ended June 30, 2002 that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2002 Compared to the
Three Months Ended September 30, 2001

The Company incurred a net loss of $535,000 for the three months ended September 30, 2002 compared to net income of $2,033,000 for the three months ended September 30, 2001. This was primarily due to the gain on sale of real estate in the prior year's quarter and a decline in income of Justice Investors, partially offset by a decline in investment losses and a decrease in margin interest, trading and management expenses.

Income from real estate operations change to a loss of $33,000 for the three months ended September 30, 2002 as compared to income of $10,267,000 for the three months ended September 30, 2001. This was primarily due to the $10,277,000 gain on sale of real estate during the quarter ended September 30, 2001.

Rental income increased by approximately $35,000 due to increased occupancy at one of the Texas apartment complexes as well as the purchase of another Texas apartment complex on September 5, 2001 that operated for the full quarter ended September 30, 2002. This was offset by the loss of revenues relating to the sale of one apartment complex in St. Louis, Missouri and a decrease in occupancy at the other St. Louis, Missouri apartment complex. The remaining apartment complex revenues varied immaterially in the comparative quarter.

The increase in rental expenses was primarily due to increases in real estate taxes and depreciation of approximately $117,000. This was partially offset by a decrease in mortgage interest expenses of approximately $63,000. Additionally, real estate expenses changed with the acquisition and disposition of apartment complexes noted in the aforementioned paragraph.

The decrease in equity in net income of Justice Investors to $499,000 from $1,088,000 is attributable to a $600,000 arbitration settlement payment from the hotel lessee in the first quarter of fiscal 2001, of which approximately $300,000 was attributable to our investment in Justice Investors. In addition, the terrorist attacks of September 11, 2001 had a dramatic impact on tourism and the hospitality industry. Those events, coupled with the weak economy and increased competition in the hotel industry in San Francisco, have resulted in a decline in hotel revenues. Average daily room rates declined 29% to $94 from $133 in the prior year's quarter, while average occupancy increased 5% to 81% from 77% in the prior year's quarter. The small increase in occupancy rate compared to the prior year period was attributable to a significant decline in occupancy from September 11, 2001 to the end of that quarter.

Net losses on marketable securities decreased to $1,289,000 for the three months ended September 30, 2002 from net losses of $10,051,000 for the three months ended September 30, 2001. For the three months ended September 30, 2002, the Company had net unrealized gains of $517,000 and net realized losses of $1,806,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities and performance please see the section below.

Margin interest, trading and management expenses decreased to $220,000 from $565,000, primarily due to the lower management expense and maintenance of lower average daily margin balances during the current quarter.
Trading and management expenses decreased as a result of the termination of the third party management agreement in November 2001. Trading and management expenses decreased to $177,000 from $432,000 in the prior years quarter, and margin interest decrease to $43,000 from $133,000 in the prior years quarter.

Income taxes changed to a benefit of $490,000 from expense of $200,000 due to the loss generated from business activity during the quarter ended September 30, 2002.

Minority interest decreased to $281,000 from minority expense of $1,742,000 as a result of a net loss generated by the Company's subsidiary, Santa Fe, during the current quarter.


MARKETABLE SECURITIES

The Company invests from time to time in corporate debt and equity securities, mortgage backed securities, securities issued by REIT's and other companies, which invest primarily in real estate. The following table sets forth the composition of the Company's investment securities portfolio as of September 30, 2002:

                                                      % of Total
                                     Market Value      Portfolio
                                     ------------      ---------
Fixed income:
  Corporate bonds                     $   390,000         11.0%
  Mortgage securities                      55,000          1.5%
Corporate securities:
  Common stocks                         2,354,000         66.3%
  Preferred stocks                        611,000         17.2%
REIT's                                    138,000          3.9%
Warrants                                    2,000           .1%
                                       ----------        ------
TOTAL SECURITIES ASSETS               $ 3,550,000        100.0%
                                       ==========        ======


The following table shows the composition of the Company's investment securities portfolio by selected industry groups as of September 30, 2002.


                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Metal and auto manufacturers            883,000               24.9%
   Telecommunication                     1,078,000               30.4%
   Financial Services                       55,000                1.5%
   Energy                                  165,000                4.6%
   Retail/Wholesale                        192,000                5.4%
   Hospitality                              87,000                2.5%
   Capital Goods                           156,000                4.4%
   Computer/Technologies                    68,000                1.9%
   Real Estate Investment Trusts           138,000                3.9%
   Electric and Other Services             720,000               20.3%
   Pharmaceutical & Health Care              8,000                0.2%
                                        ----------              ------
                                       $ 3,550,000              100.0%
                                        ==========              ======



The Company's investment portfolio is diversified with 38 different equity positions. Only six individual equity securities comprise more than 5% of the equity value of the portfolio, with the largest being 17%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the quarters ended September 30, 2002 and 2001.


                                Quarter Ended          Quarter Ended
                                September 30,          September 30,
                                    2002                   2001
                                -------------          -------------
Net loss on
  marketable securities         $ (1,289,000)          $(10,051,000)
Dividend & interest
  income                             100,000                128,000
                                  ----------             ----------
                                  (1,189,000)            (9,923,000)
                                  ----------             ----------
Margin interest                      (43,000)              (133,000)
Trading and management
  expenses                          (177,000)              (432,000)
                                  ----------             ----------
                                    (220,000)              (565,000)
                                  ----------             ----------
Investment loss                  $(1,409,000)          $(10,488,000)
                                  ==========             ==========


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. During the three months ended September 30, 2002, the Company generated net cash flow of $1,633,000 from operating activities, used net cash flow of $14,000 from investing activities, and used net cash flow of $496,000 from financing activities.

During the three months ended September 30, 2002, the Company made property improvements in the aggregate amount of $474,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, up to a total of 333,000 shares (adjusted for two stock splits) of its Common Stock. Such repurchases may be made at the discretion of management and depending upon market conditions. During the three months ended September 30, 2002, the Company purchased 15,030 shares of treasury stock for total of $210,000.

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

The Company has no off balance sheet arrangements. The Company also does not have any material contractual obligations or commercial commitments.

IMPACT OF INFLATION

The Company's residential and commercial rental properties provide income from short-term operating leases and no lease extends beyond one year. Rental increases are expected to offset anticipated increased property operating expenses.

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. To the extent that the hotel lessee is able to adjust room rates, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material.


CRITICAL ACCOUNTING POLICIES

The Company reviews its long-lived assets and other investments for impairment when circumstances indicate that a potential loss in carrying value may have occurred. To the extent that projected future undiscounted cash flows from the operation of the Company's hotel property, owned through the Company's investment in Justice Investors, and rental properties are less than the carrying value of the asset, the carrying value of the asset is reduced to its fair value. For other investments, the Company reviews the investment's operating results, financial position and other relevant factors to determine whether the estimated fair value of the asset is less than the carrying value of the asset.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net unrealized gains or losses included in earnings. The Company's other accounting policies are straightforward in their application.


Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The management of the Company, including the Chief Executive Officer and the Vice President Finance (acting as Chief Financial Officer), have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Valuation Date, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings.

(b) Changes in internal controls.

Subsequent to the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.


                         PART II.   OTHER INFORMATION


Item 1. Legal Proceedings

The following is furnished to update information previously reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002.

Continental Casualty Company v. The InterGroup Corporation and John V. Winfield; United States District Court, Central District of California, Case No. 01-01034.

On November 8, 2002, the United States District Court entered an order denying Continental Casualty Company's motion for summary judgment and motion for partial summary judgment in the alternative. No trial date on the matter has been set and the outcome of this case cannot be reasonably predicted at this time.

City of St. Louis, Missouri v. The InterGroup Corporation, Intergroup Bridgeton, Inc., et al., Circuit Court of St. Louis County, State of Missouri, Cause No. 01CC000945.

On August 21, 2002, the Company and the City of Saint Louis entered into a settlement of the City's appeal of a condemnation award in favor of the Company in the amount of $13,862,000 related to the acquisition, by eminent domain, of the Company's 176-unit apartment complex in St. Louis, Missouri. Pursuant to the terms of the settlement, the Company is to pay back to the City the amount of $762,000 from the condemnation award of $13,862,000. Payments are to be made in twelve monthly installments without interest. Collateral for the obligation and penalties in the event of default are still being negotiated by the parties and no installment payments have been made to date. If the parties fail to agree on acceptable collateral, the settlement can be rescinded.


Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibit 99.1 - Certificates Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K - During the quarter ended September 30, 2002, the following reports on Form 8-k were filed by the Registrant.

       Date of Report           Item Reported             Description
       --------------           -------------             ------------

       July 15, 2002          Item 5. Other Events      Change in Officers

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: November 13, 2002                    by /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: November 13, 2002                    by /s/ Gregory C. McPherson
                                              -----------------------------
                                              Gregory C. McPherson,
                                              Executive Vice President


Date: November 13, 2002                    by /s/ Nick D. Pantuso
                                              -----------------------------
                                              Nick D. Pantuso
                                              Vice President Finance


Date: November 13, 2002                    by /s/ Arnold Acerbes
                                              ------------------------------
                                              Arnold Acerbes, Controller
                                              (Principal Accounting Officer)



                           CERTIFICATIONS


I, John V. Winfield, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The InterGroup Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for registrant's auditors and material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                        /s/ John V. Winfield
                                                   ----------------------
                                                   John V. Winfield
                                                   President and Chief
                                                   Executive Officer

_____________________________________________________________________________


I, Nick D. Pantuso, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The InterGroup Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for registrant's auditors and material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                        /s/ Nick D. Pantuso
                                                   ----------------------
                                                    Nick D. Pantuso
                                                    Vice President Finance
                                                    (Chief Financial Officer)


10