Form 10QSB
period 2002-12-31
INTERGROUP CORP
filed 2003-02-14
CIK 69422

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

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


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of February 13, 2003 were 1,808,047 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                          THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB


PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet (unaudited)
      As Of December 31, 2002                                         3

    Consolidated Statements of Operations (unaudited)
      For the Three Months Ended December 31, 2002 and 2001           4

    Consolidated Statements of Operations (unaudited)
      For the Six Months Ended December 31, 2002 and 2001             5

    Consolidated Statements of Cash Flows (unaudited)
      For the Six Months Ended December 31, 2002 and 2001             6

    Notes to Consolidated Financial Statements                        7

  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     13

  Item 3. Controls and Procedures                                     19



Part  II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                          19

  Item 6.  Exhibits and Reports on Form 8-K                           20

Signatures                                                            21

                          THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)

As of December 31,                                                  2002
                                                                  -----------
Assets
  Investment in real estate, at cost:
    Land                                                         $ 25,704,000
    Buildings, improvements and equipment                          54,056,000
    Property held for sale or development                             919,000
                                                                  -----------
                                                                   80,679,000
    Less:  accumulated depreciation                               (17,331,000)
                                                                  -----------
                                                                   63,348,000
  Investment in Justice Investors                                   9,615,000
  Cash and cash equivalents                                         1,315,000
  Restricted cash                                                   1,208,000
  Investment in marketable securities                              15,777,000
  Prepaid expenses and other assets                                 2,917,000
                                                                  -----------
    Total assets                                                 $ 94,180,000
                                                                  ===========
Liabilities and Shareholders' Equity
Liabilities
  Mortgage notes payable                                         $ 58,113,000
  Due to securities broker                                          6,216,000
  Obligation for securities sold                                    1,824,000
  Accounts payable and other liabilities                            3,821,000
  Deferred income taxes                                             3,237,000
                                                                  -----------
    Total liabilities                                              73,211,000
                                                                  -----------
Minority interest                                                  10,208,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   2,129,288 issued, 1,808,047 outstanding                             21,000
  Common stock, class A $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                 8,330,000
  Note receivable - stock options                                  (1,438,000)
  Treasury stock, at cost, 321,241 shares                          (4,838,000)
                                                                  -----------
    Total shareholders' equity                                     10,761,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $ 94,180,000
                                                                  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the Three Months ended December 31,               2002           2001
                                                   -----------    -----------
Real estate operations:
  Rental income                                   $  3,650,000   $  3,129,000
  Rental expenses:
    Property operating expenses                     (1,821,000)    (1,591,000)
    Mortgage interest expense                         (886,000)      (873,000)
    Real estate taxes                                 (452,000)      (316,000)
    Depreciation                                      (708,000)      (624,000)
                                                   -----------    -----------
    Loss from real estate operations                  (217,000)      (275,000)
                                                   -----------    -----------

Equity in net income of Justice Investors              372,000        297,000
                                                   -----------    -----------

Investment transactions:
  Net investment gains(losses)                         578,000       (689,000)
  Dividend and interest income                          41,000         29,000
  Margin interest, trading & management expenses      (244,000)      (435,000)
                                                   -----------    -----------
    Income(loss) from investment transactions          375,000     (1,095,000)
                                                   -----------    -----------
Other income(expense):
  General and administrative expenses                 (609,000)      (557,000)
  Other income (expense)                                42,000       (186,000)
                                                   -----------    -----------
    Other expense                                     (567,000)      (743,000)
                                                   -----------    -----------
 Loss before provision for income
  taxes and minority interest                          (37,000)    (1,816,000)

Provision for income tax benefit                        33,000        728,000
                                                   -----------    -----------
Loss before minority interest                           (4,000)    (1,088,000)
Minority interest                                     (226,000)      (243,000)
                                                   -----------    -----------
Net loss                                          $   (230,000)  $ (1,331,000)
                                                   ===========    ===========
Basic loss per share                              $      (0.13)  $      (0.71)
                                                   ===========    ===========
Weighted average number of shares outstanding        1,829,504      1,886,112
                                                   ===========    ===========
Diluted loss per share                            $      (0.13)  $      (0.71)
                                                   ===========    ===========
Diluted weighted average number of shares
 outstanding                                         1,829,504      1,886,112
                                                   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                           THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the Six Months ended December 31,                  2002           2001
                                                   -----------    -----------
Real estate operations:
  Rental income                                   $  6,988,000   $  6,432,000
  Rental expenses:
    Property operating expenses                     (3,358,000)    (3,124,000)
    Mortgage interest expense                       (1,723,000)    (1,773,000)
    Real estate taxes                                 (793,000)      (599,000)
    Depreciation                                    (1,364,000)    (1,221,000)
                                                   -----------    -----------
                                                      (250,000)      (285,000)
    Gain on sale of real estate                              -     10,277,000
                                                   -----------    -----------
    (Loss)income from real estate operations          (250,000)     9,992,000
                                                   -----------    -----------

Equity in net income of Justice Investors              871,000      1,385,000
                                                   -----------    -----------

Investment transactions:
  Net investment losses                               (711,000)   (10,740,000)
  Dividend and interest income                         141,000        157,000
  Margin interest, trading & management expenses      (464,000)    (1,000,000)
                                                   -----------    -----------
    Loss from investment transactions               (1,034,000)   (11,583,000)
                                                   -----------    -----------
Other income (expense):
  General and administrative expenses                 (976,000)      (922,000)
  Other income (expense)                                46,000       (197,000)
                                                   -----------    -----------
    Other expense                                     (930,000)    (1,119,000)
                                                   -----------    -----------
 Loss before provision for income
  taxes and minority interest                       (1,343,000)    (1,325,000)

Provision for income tax benefit                       523,000        528,000
                                                   -----------    -----------
Loss before minority interest                         (820,000)      (797,000)
Minority interest                                       55,000      1,499,000
                                                   -----------    -----------
Net loss (income)                                 $   (765,000)  $    702,000
                                                   ===========    ===========
Basic (loss) income per share                     $      (0.42)  $       0.37
                                                   ===========    ===========
Weighted average number of shares outstanding        1,836,143      1,886,571
                                                   ===========    ===========
Diluted (loss) income per share                   $      (0.42)  $       0.37
                                                   ===========    ===========
Diluted weighted average number of shares
 outstanding                                         1,836,143      1,886,571
                                                   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             THE INTEGROUP CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


For the Six Months Ended December 31,                   2002           2001
                                                   -----------    -----------
Cash flows from operating activities:
  Net (loss) income                               $   (765,000)  $    702,000
  Adjustments to reconcile net (loss)income to
   cash used in operating activities:
    Depreciation of real estate                      1,364,000      1,221,000
    Gain on sale of real estate                             -     (10,277,000)
    Net unrealized (gains)losses on investments     (1,785,000)     6,676,000
    Equity in net income from Justice Investors       (871,000)    (1,385,000)
    Minority interest                                  (55,000)    (1,499,000)
    Changes in assets and liabilities:
      Restricted cash                                 (236,000)        (4,000)
      Investment in marketable securities           (6,598,000)     4,475,000
      Other investments                                      -       (146,000)
      Prepaid expenses and other assets             (1,709,000)      (509,000)
      Accounts payable and other liabilities          (427,000)    (1,518,000)
      Due to broker                                  5,637,000     14,458,000
      Obligations for securities sold                1,333,000    (15,095,000)
      Deferred income taxes                          1,708,000        114,000
                                                   -----------    -----------
  Net cash used in operating activities             (2,404,000)    (2,787,000)
                                                   -----------    -----------
Cash flows from investing activities:
  Additions to buildings, improvements
   and equipment                                      (706,000)    (1,910,000)
  Investment in real estate                            (53,000)    (4,042,000)
  Proceeds from sale of real estate                         -      13,862,000
  Distributions from Justice Investors               1,004,000      2,092,000
                                                   -----------    -----------
  Net cash provided by investing activities            245,000     10,002,000
                                                   -----------    -----------
Cash flows from financing activities:
  Principal payments on mortgage notes payable      (3,934,000)    (4,890,000)
  Borrowings from mortgage notes payable            10,118,000      2,269,000
  Repayment of line of credit                       (4,000,000)             -
  Purchase of treasury stock                          (530,000)       (13,000)
  Dividends paid to minority shareholders              (63,000)       (63,000)
                                                   -----------    -----------
  Net cash provided by (used in) financing
   activities                                        1,591,000     (2,697,000)
                                                   -----------    -----------
Net (decrease) increase in cash and
 cash equivalents                                     (568,000)     4,518,000
Cash and cash equivalents at beginning of
 period                                              1,883,000        878,000
                                                   -----------    -----------
Cash and cash equivalents at end of period        $  1,315,000   $  5,396,000
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

As of December 31, 2002, the Company had the power to vote 57% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (Nasdaq SmallCap: SFEF). Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), which derives its revenue primarily as a general partner and a 49.8% limited partner in Justice Investors ("Justice"), a California limited partnership. Justice owns the land, improvements and leaseholds known as the Holiday Inn Financial District/Chinatown, a 566-room hotel in San Francisco, California.

The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2003.


2.  Investment in Real Estate

In December 2002, the Company refinanced its $3,513,000 mortgage note and $4,000,000 line of credit. Both loans were repaid and a new 10-year mortgage in the amount of $10,118,000 was obtained. The interest rate on the note is fixed at 5.8% and the note matures in December 2012. The note is secured by the property in Houston, Texas.


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

For the three months ended December 31, 2002, net gains on marketable securities of $578,000 included net unrealized gains of $1,268,000 and net realized losses of $690,000. For the quarter ended December 31, 2001, net losses on marketable securities of $689,000 included net unrealized losses of $5,598,000 and net realized gains of $4,909,000.

For the six months ended December 31, 2002, net losses on marketable securities of $711,000 included net unrealized gains of $1,785,000 and net realized losses of $2,496,000. For the six months ended December 31, 2001, net losses on marketable securities of $10,740,000 included net unrealized losses of $6,676,000 and net realized losses of $4,064,000.

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

The Company's investment in marketable securities as of December 31, 2002 is composed of following types of securities:

                                                              % of Total
                                           Market Value        Portfolio
                                           ------------        ---------
Fixed income:
  Corporate bonds                          $   378,000             2.4%

Corporate securities:
  Common stocks                             14,311,000            90.7%
  Preferred stocks                           1,088,000             6.9%
                                           -----------         --------

Total marketable securities                $15,777,000           100.0%
                                           ===========         ========



As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of December 31, 2002, the Company had obligations for securities sold (equities short) of $1,824,000.

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

The partnership derives most of its income from a lease of its San Francisco, California hotel property to Felcor Lodging Trust, Inc. ("Felcor") and from a lease of the garage portion of the property to Evon. As a general partner, the Company and its subsidiaries are active in monitoring and overseeing the operations of the hotel and parking garage.

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


Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of December 31,                                            2002
                                                            ----------
Assets
Total current assets                                       $   248,240
Property, plant and equipment, net of
  accumulated depreciation of $12,440,376                    4,616,710
Loan fees and deferred lease costs,
  net of accumulated amortization of $241,320                   69,092
                                                            ----------
    Total assets                                           $ 4,934,042
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $ 1,145,841
Partners' capital                                            3,788,201
                                                            ----------
    Total liabilities and partners' capital                $ 4,934,042
                                                            ==========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended December 31,        2002            2001
                                            ----------      ----------
Revenues                                   $   901,594     $   838,683
Costs and expenses                            (155,722)       (242,265)
                                            ----------      ----------
Net income                                 $   745,872     $   596,418
                                            ==========      ==========


For the six months ended December 31,          2002            2001
                                            ----------      ----------
Revenues                                   $ 2,093,067     $ 3,223,184
Costs and expenses                            (344,610)       (441,224)
                                            ----------      ----------
Net income                                 $ 1,748,457     $ 2,781,960
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

In May 1996, the Company's Chairman and President exercised options to purchase 187,500 shares of Common Stock at a price of $7.67 per share through a full recourse note due to the Company on demand with due date of May 16, 2003. The note bears interest floating at the lower of 10% or the prime rate (4.75% at December 31, 2002) with interest payable quarterly. The balance of the note receivable of $1,438,000 is reflected as a reduction of shareholders' equity at December 31, 2002.

7.  Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As the Company reported a loss for the three and six months ended December 31, 2002, the inclusion of potentially dilutive common shares related to stock options (184,000 shares at December 31, 2002) would be anti-dilutive.


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

Information below represents reported segments for the three and six months ended December 31, 2002 and the three and six months ended December 31, 2001. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains(losses)and dividend and interest income.

                                 Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment
December 31, 2002          Properties     Investors   Transactions     Other          Total
                           -----------   -----------  ------------   -----------   ------------
Operating income(loss)     $ 3,650,000   $   372,000   $   619,000  $          -   $  4,641,000
Operating expenses          (1,821,000)            -      (244,000)            -     (2,065,000)
Real estate taxes             (452,000)            -                           -       (452,000)
                           -----------   -----------   -----------   -----------   ------------
                             1,377,000       372,000       375,000             -      2,124,000
Mortgage interest expenses    (886,000)            -             -             -       (886,000)
Depreciation                  (708,000)            -             -             -       (708,000)
General and administrative
  expenses                           -             -             -     (609,000)       (609,000)
Other income                         -             -             -       42,000          42,000
Income tax benefit                   -             -             -       33,000          33,000
Minority interest                    -             -             -     (226,000)       (226,000)
                           -----------   -----------   -----------   -----------   ------------
Net income (loss)          $  (217,000)  $   372,000   $   375,000   $ (760,000)   $  (230,000)
                           ===========   ===========   ===========   ===========   ============
Total Assets               $63,348,000   $ 9,615,000   $16,077,000   $ 5,140,000   $ 94,180,000
                           ===========   ===========   ===========   ===========   ============



                                  Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment
December 31, 2001           Properties    Investors   Transactions      Other          Total
                           -----------   -----------  ------------   -----------   ------------
Operating income (loss)    $ 3,129,000   $   297,000  $   (660,000)  $         -   $  2,766,000
Operating expenses          (1,591,000)            -      (435,000)            -     (2,026,000)
Real estate taxes             (316,000)            -             -             -       (316,000)
                           -----------   -----------  ------------   -----------   ------------
                             1,222,000       297,000    (1,095,000)            -        424,000
Mortgage interest expenses    (873,000)            -             -             -       (873,000)
Depreciation                  (624,000)            -             -             -       (624,000)
General and administrative
  expenses                           -             -             -      (557,000)      (557,000)
Other expenses                       -             -             -      (186,000)      (186,000)
Income tax benefit                   -             -             -       728,000        728,000
Minority interest                    -             -             -      (243,000)      (243,000)
                           -----------   -----------  ------------   -----------   ------------
Net income (loss)          $  (275,000)  $   297,000  $ (1,095,000)  $  (258,000)  $ (1,331,000)
                           ===========   ===========  ============   ===========   ============
Total Assets               $63,577,000   $10,203,000  $ 33,644,000   $ 8,700,000   $116,124,000
                           ===========   ===========  ============   ===========   ============


                                 Real Estate
                           -------------------------
Six months ended              Rental       Justice      Investment
December 31, 2002           Properties    Investors    Transactions     Other          Total
                           -----------   -----------   -----------   -----------   ------------
Operating income(loss)     $ 6,988,000   $   871,000   $  (570,000)   $        -   $  7,289,000
Operating expenses          (3,358,000)            -      (464,000)            -     (3,822,000)
Real estate taxes             (793,000)            -                           -       (793,000)
                           -----------   -----------   -----------   -----------   ------------
                             2,837,000       871,000    (1,034,000)           -       2,674,000
Mortgage interest expenses  (1,723,000)            -             -             -     (1,723,000)
Depreciation                (1,364,000)            -             -             -     (1,364,000)
General and administrative
  expenses                           -             -             -      (976,000)      (976,000)
Other income                         -             -             -        46,000         46,000
Income tax benefit                   -             -             -       523,000        523,000
Minority interest                    -             -             -        55,000         55,000
                           -----------   -----------   -----------   -----------   ------------
Net income (loss)          $  (250,000)  $   871,000   $(1,034,000)  $  (352,000)  $   (765,000)
                           ===========   ===========   ===========   ===========   ============
Total Assets               $63,348,000   $ 9,615,000   $16,077,000   $ 5,140,000   $ 94,180,000
                           ===========   ===========   ===========   ===========   ============

                                 Real Estate
                           -------------------------
Six months ended              Rental       Justice     Investment
December 31, 2001           Properties    Investors   Transactions      Other          Total
                           -----------   -----------  ------------   -----------   ------------
Operating income(loss)     $ 6,432,000   $ 1,385,000  $(10,583,000)  $         -   $ (2,766,000)
Operating expenses          (3,124,000)            -    (1,000,000)            -     (4,124,000)
Real estate taxes             (599,000)            -             -             -       (599,000)
                           -----------   -----------  ------------   -----------   ------------
                             2,709,000     1,385,000   (11,583,000)            -     (7,489,000)
Mortgage interest expenses  (1,773,000)            -             -             -     (1,773,000)
Depreciation                (1,221,000)            -             -             -     (1,221,000)
General and administrative
  expenses                           -             -             -      (922,000)      (922,000)
Gain on sale of
 real estate                10,277,000             -             -             -     10,277,000
Other expenses                       -             -             -      (197,000)      (197,000)
Income tax benefit                   -             -             -       528,000        528,000
Minority interest                    -             -             -     1,499,000      1,499,000
                           -----------   -----------  ------------   -----------   ------------
Net income (loss)          $ 9,992,000   $ 1,385,000  $(11,583,000)  $   908,000   $    702,000
                           ===========   ===========  ============   ===========   ============
Total Assets               $63,577,000   $10,203,000  $ 33,644,000   $ 8,700,000   $116,124,000
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


RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2002 Compared to the
Three Months Ended December 31, 2001

The Company had a net loss of $230,000 for the three months ended December 31, 2002 compared to net loss of $1,331,000 for the three months ended December 31, 2001. This was due to the decrease in the loss from real estate operations, an increase the equity in net income of Justice Investors, gains on investments and a decrease in other expenses, partially offset by a decrease in the income tax benefit.

Rental income increased to $3,650,000 from $3,129,000 primarily due to an increase in occupancy at the Austin, Texas property as a result of the completion of its renovation. The increase was also due to the overall increase in occupancy levels at several other properties partially offset by a decrease in occupancy at the Florissant, Missouri property. The remaining property revenues varied immaterially from the comparative quarter.

The increase in rental expenses to $3,867,000 from $3,404,000 was primarily due to the increase in property operating expenses, real estate taxes and depreciation. The increase in property operating expenses was primarily due to the increase in repairs and maintenance expense. There were immaterial property and real estate tax increases at several of individual properties as compared to the prior quarter. Depreciation increased due to renovations and the acquisition of a property in Los Angeles, California in February 2002.

The increase in equity in net income of Justice Investors to $372,000 from $297,000 is primarily due to three factors. Approximately $55,000 of that increase is attributable to additional revenue related to the year-end hotel rent calculation. Approximately $50,000 of the increase was due to legal and consulting expenses related to an arbitration proceeding in the prior year. These amounts were partially offset by a decline in hotel revenues. The recovery of the tourism and the hospitality industry has been especially slow in San Francisco due to the continued weak economy in the Bay Area. In addition, the hotel has faced increased competition from new properties and from higher end properties that have cut room rates in an effort to keep their share of a declining market. For the three months ended December 31, 2002, average daily room rates decreased 18% to $89 from $108 in the prior year's quarter, while average occupancy increased 11% to 62% from 56% in the prior year's quarter.

Net investment gains (losses) changed to net gains of $578,000 for the three months ended December 31, 2002 from net losses of $689,000 for the three months ended December 31, 2001. For the three months ended December 31, 2002, the Company had net unrealized gains of $1,268,000 and net realized losses of $690,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities and performance please see the section below.

Dividend and interest income increased to $41,000 from $29,000 as a result of increased investment in dividend yielding securities.

Margin interest, trading and management expenses decreased to $244,000 from $435,000 primarily due to the termination of the third party investment manager in November 2001.

Other income (expenses) changed to income of $42,000 from an expense of $186,000 in the prior quarter due to the payment of $236,000 during the three months end December 31, 2001 for legal expenses related to litigation brought by a former officer and director (the "Jaffe case").

Income tax benefit decreased to $33,000 from $728,000 due a lower loss incurred by the Company.

For the Six Months Ended December 31, 2002 Compared to the
Six Months Ended December 31, 2001

The Company had a net loss of $765,000 for the six months ended December 31, 2002 compared to net income of $702,000 for the six months ended December 31, 2001. This was primarily due to the gain on sale of real estate in the prior period and a decline in income of Justice Investors, partially offset by a decline in investment losses, a decrease in margin interest, trading and management expenses and a decrease in other expenses.

Rental income increased to $6,988,000 from $6,432,000 primarily due to an increase in occupancy at the Austin, Texas as a result of the completion of its renovation and the recognition of income for the full six month period for our Austin, Texas property purchased in September 2001. The increase was also due to the overall increase in occupancy levels at several other properties partially offset by a decrease in occupancy at the Florissant, Missouri property. The remaining property revenues varied immaterially from the comparative period.

The increase in rental expenses to $7,238,000 from $6,717,000 was primarily due to the increase in property operating expenses, real estate taxes and depreciation. The increase in property operating expenses was primarily due to the increase in repairs and maintenance expense. There were immaterial real estate tax increases at several of individual properties. Depreciation increased due to renovations and the acquisition of a property in Los Angeles, California in February 2002.

The decrease in equity in net income of Justice Investors to $871,000 for the six months ended December 31, 2002 from $1,385,000 for the six months ended December 31, 2001 is primarily attributable to a the inclusion of approximately $300,000 in equity in net income of Justice Investors from an arbitration settlement payment from the hotel leasee and to a decline in hotel revenues. The terrorist attacks of September 11, 2001, had a devastating effect on tourism and the hospitality industry, especially in San Francisco where recovery has been especially slow due to the weak economy in the Bay Area. In addition, the hotel has faced increased competition from new properties and from higher end properties that have cut room rates in an effort to keep their share of a declining market. For the six months ended December 31, 2002, average daily room rates decreased 23% to $92 from $120 for the six months ended December 31, 2001, while average occupancy increased 7% to 72% from 67%.

Net investment losses decreased to $711,000 for the six months ended December 31, 2002 from net losses of $10,740,000 for the six months ended December 31, 2001. For the six months ended December 31, 2002, the Company had net unrealized gains of $1,785,000 and net realized losses of $2,496,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities and performance please see the section below.

Margin interest, trading and management expenses decreased to $464,000 from $1,000,000 primarily due to the termination of the third party investment manager in November 2001.

Other income(expenses) changed to income of $46,000 from an expense of $197,000 in the prior period due to the payment of $236,000 during the six months end December 31, 2001 for legal expenses related to the Jaffe case.

Minority interest decreased to $55,000 from $1,499,000 as a result of lower net loss incurred by the Company's subsidiary, Santa Fe, during the six months ended December 31, 2002.


MARKETABLE SECURITIES

The Company invests from time to time in corporate debt and equity securities, mortgage backed securities, securities issued by REIT's and other companies, which invest primarily in real estate. The following table sets forth the composition of the Company's investment portfolio as of December 31, 2002:


                                                              % of Total
                                           Market Value        Portfolio
                                           ------------        ---------
Fixed income:
  Corporate bonds                          $   378,000             2.4%

Corporate securities:
  Common stocks                             14,311,000            90.7%
  Preferred stocks                           1,088,000             6.9%
                                           -----------         --------

Total marketable securities                $15,777,000           100.0%
                                           ===========         ========


The following table shows the composition of the Company's investment securities portfolio by selected industry groups as of December 31, 2002.




                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Telecommunication                  $  4,557,000               28.9%
   Electric and Other Services           2,720,000               17.2%
   Metal and auto manufacturers          2,321,000               14.7%
   Energy                                2,142,000               13.6%
   Computer/Technologies                 1,161,000                7.4%
   Insurance                               696,000                4.4%
   Other                                 2,180,000               13.8%
                                        ----------              ------
                                      $ 15,777,000              100.0%
                                        ==========              ======


The Company's investment portfolio is diversified with 107 different equity positions. Only four individual equity securities comprise more than 5% of the equity value of the portfolio, with the largest being 7.2%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time.

While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the quarters ended December 31, 2002 and 2001.


                                     Three months ended    Three months ended
                                       December 31,           December 31,
                                           2002                   2001
                                       ------------           ------------
Net invest gains (losses)              $    578,000           $   (689,000)
Dividend & interest income                   41,000                 29,000
Margin interest                            (153,000)               (60,000)
Trading and management expenses             (91,000)              (375,000)
                                       ------------           ------------
Investment income (loss)               $    375,000           $ (1,095,000)
                                       ============           ============


                                     Six months ended       Six months ended
                                       December 31,           December 31,
                                           2002                   2001
                                       ------------           ------------
Net invest losses                      $   (711,000)          $(10,740,000)
Dividend & interest income                  141,000                157,000
Margin interest                            (196,000)              (193,000)
Trading and management expenses            (268,000)              (807,000)
                                       ------------           ------------
Investment loss                        $ (1,034,000)          $(11,583,000)
                                       ============           ============



FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. During the six months ended December 31, 2002, the Company used net cash flow of $2,404,000 from operating activities, generated net cash flow of $245,000 from investing activities, and generated net cash flow of $1,591,000 from financing activities.

During the six months ended December 31, 2002, the Company made property improvements in the aggregate amount of $706,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, up to a total of 333,000 shares (adjusted for two stock splits) of its Common Stock. Such repurchases may be made at the discretion of management and depending upon market conditions. During the six months ended December 31, 2002, the Company purchased 42,030 shares of treasury stock for total of $530,000. On February 10, 2003, the Board increased the number of shares the Company is authorized to repurchase by an additional 150,000 shares.

The events of September 11, 2001 and the continuing threats of terrorism and war have had a dramatic impact on the domestic and global economies resulting in a significant decline in securities markets. Although the Company's investment portfolio felt part of that impact, management anticipates that its net cash flow from real estate operations, securities transactions and real estate financing activities will be sufficient to fund any property acquisitions, property improvements, debt service requirements and operating expenses in fiscal year 2003.

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



                         PART II.   OTHER INFORMATION


Item 1. Legal Proceedings

The following is furnished to update information previously reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 and its quarterly report on Form 10-QSB for the quarterly period ended September 30, 2002.

Continental Casualty Company v. The InterGroup Corporation and John V. Winfield; United States District Court, Central District of California, Case No. 01-01034.

On November 8, 2002, the United States District Court entered an order denying Continental Casualty Company's motion for summary judgment and motion for partial summary judgment in the alternative. A status conference has been set for February 24, 2003, at which time the Federal Court could set a trial date. The outcome of this case cannot be reasonably predicted at this time.

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

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibit 99.1 - Certificates Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K - During the quarter ended December 31, 2002, no reports were filed.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: February 13, 2003                    by /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 13, 2003                    by /s/ Gregory C. McPherson
                                              -----------------------------
                                              Gregory C. McPherson,
                                              Executive Vice President


Date: February 13, 2003                    by /s/ David Nguyen
                                              ------------------------------
                                              David Nguyen
                                             (Principal Accounting Officer)

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


Date:  February 13, 2003                        /s/ John V. Winfield
                                                   ----------------------
                                                   John V. Winfield
                                                   President and Chief
                                                   Executive Officer

I, David Nguyen, certify that:

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


Date:  February 13, 2003                      /s/ David Nguyen
                                                  ----------------------
                                                  David Nguyen
                                                  Principal Accounting Officer
                                                 (serving as Chief Financial
                                                  Officer)