Form 10QSB
period 2003-03-31
INTERGROUP CORP
filed 2003-05-15
CIK 69422

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of May 14, 2003 were 2,674,384 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                          THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB


PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet (unaudited)
      As Of March 31, 2003                                            3

    Consolidated Statements of Operations (unaudited)
      For the Three Months Ended March 31, 2003 and 2002              4

    Consolidated Statements of Operations (unaudited)
      For the Nine months Ended March 31, 2003 and 2002               5

    Consolidated Statements of Cash Flows (unaudited)
      For the Nine months Ended March 31, 2003 and 2002               6

    Notes to Consolidated Financial Statements                        7

  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                    15

  Item 3. Controls and Procedures                                    20



Part  II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                         20

  Item 4.  Submission of Matters to a Vote of Shareholders.          21

  Item 5. Other Information.                                         21

  Item 6.  Exhibits and Reports on Form 8-K                          22

Signatures                                                           22

                          THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)

As of March 31,                                                      2003
                                                                  -----------
Assets
  Investment in real estate, at cost:
    Land                                                         $ 25,704,000
    Buildings, improvements and equipment                          54,283,000
    Property held for sale or development                             914,000
                                                                  -----------
                                                                   80,901,000
    Less:  accumulated depreciation                               (18,016,000)
                                                                  -----------
                                                                   62,885,000
  Investment in Justice Investors                                   9,482,000
  Cash and cash equivalents                                           968,000
  Restricted cash                                                   1,482,000
  Investment in marketable securities                              12,908,000
  Prepaid expenses and other assets                                 2,598,000
                                                                  -----------
    Total assets                                                 $ 90,323,000
                                                                  ===========
Liabilities and Shareholders' Equity
Liabilities
  Mortgage notes payable                                         $ 57,890,000
  Due to securities broker                                          2,023,000
  Obligation for securities sold                                    4,364,000
  Accounts payable and other liabilities                            3,703,000
  Deferred income taxes                                             2,595,000
                                                                  -----------
    Total liabilities                                              70,575,000
                                                                  -----------
Minority interest                                                   9,954,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,193,745 issued, 2,674,384 outstanding                             21,000
  Common stock, class A $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                 7,632,000
  Note receivable - stock options                                  (1,438,000)
  Treasury stock, at cost, 519,361 shares                          (5,107,000)
                                                                  -----------
    Total shareholders' equity                                      9,794,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $ 90,323,000
                                                                  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                        THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the Three Months ended March 31,                  2003           2002
                                                   -----------    -----------
Real estate operations:
  Rental income                                   $  3,689,000   $  3,099,000
  Rental expenses:
    Property operating expenses                     (1,589,000)    (1,597,000)
    Mortgage interest expense                         (873,000)      (792,000)
    Real estate taxes                                 (408,000)      (354,000)
    Depreciation                                      (690,000)      (631,000)
                                                   -----------    -----------
Income(loss) from real estate operations               129,000       (275,000)
                                                   -----------    -----------
Equity in net income of Justice Investors              361,000        372,000
                                                   -----------    -----------

Investment transactions:
  Net investment losses                             (1,341,000)    (1,955,000)
  Dividend and interest income                         119,000         75,000
  Margin interest and expenses                        (318,000)      (393,000)
                                                   -----------    -----------
    Loss from investment transactions               (1,540,000)    (2,273,000)
                                                   -----------    -----------
Other income(expense):
  General and administrative expenses                 (418,000)      (430,000)
  Other income(expense)                                (37,000)        55,000
                                                   -----------    -----------
    Other expense                                     (455,000)      (375,000)
                                                   -----------    -----------
 Loss before provision for income
  taxes and minority interest                       (1,505,000)    (2,551,000)

Provision for income tax benefit                       616,000      1,050,000
                                                   -----------    -----------
Loss before minority interest                         (889,000)    (1,501,000)
Minority interest                                      191,000        164,000
                                                   -----------    -----------
Net loss                                          $   (698,000)  $ (1,337,000)
                                                   ===========    ===========
Basic loss per share                              $      (0.26)  $      (0.47)
                                                   ===========    ===========
Weighted average number of shares outstanding        2,704,300      2,821,360
                                                   ===========    ===========
Diluted loss per share                            $      (0.26)  $      (0.47)
                                                   ===========    ===========
Diluted weighted average number of shares
 outstanding                                         2,704,300      2,821,360
                                                   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                              THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the nine months ended March 31,                    2003           2002
                                                   -----------    -----------
Real estate operations:
  Rental income                                   $ 10,677,000   $  9,531,000
  Rental expenses:
    Property operating expenses                     (4,947,000)    (4,721,000)
    Mortgage interest expense                       (2,596,000)    (2,565,000)
    Real estate taxes                               (1,201,000)      (953,000)
    Depreciation                                    (2,054,000)    (1,852,000)
                                                   -----------    -----------
                                                      (121,000)      (560,000)
    Gain on sale of real estate                              -     10,277,000
                                                   -----------    -----------
    Income(loss) from real estate operations          (121,000)     9,717,000
                                                   -----------    -----------

Equity in net income of Justice Investors            1,232,000      1,757,000
                                                   -----------    -----------

Investment transactions:
  Net investment losses                             (2,052,000)   (12,695,000)
  Dividend and interest income                         260,000        232,000
  Margin interest and trading expenses                (782,000)    (1,393,000)
                                                   -----------    -----------
    Loss from investment transactions               (2,574,000)   (13,856,000)
                                                   -----------    -----------
Other income (expense):
  General and administrative expenses               (1,394,000)    (1,352,000)
  Other income (expense)                                 9,000       (142,000)
                                                   -----------    -----------
    Other expense                                   (1,385,000)    (1,494,000)
                                                   -----------    -----------
 Loss before provision for income
  taxes and minority interest                       (2,848,000)    (3,876,000)

Provision for income tax benefit                     1,139,000      1,578,000
                                                   -----------    -----------
Loss before minority interest                       (1,709,000)    (2,298,000)
Minority interest                                      246,000      1,663,000
                                                   -----------    -----------
Net loss                                          $ (1,463,000)  $   (635,000)
                                                   ===========    ===========
Basic loss per share                              $      (0.53)  $      (0.23)
                                                   ===========    ===========
Weighted average number of shares outstanding        2,737,452      2,816,376
                                                   ===========    ===========
Diluted loss per share                            $      (0.53)  $      (0.23)
                                                   ===========    ===========
Diluted weighted average number of shares
 outstanding                                         2,737,452      2,816,376
                                                   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             THE INTEGROUP CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


For the nine months Ended March 31,                    2003           2002
                                                   -----------    -----------
Cash flows from operating activities:
  Net loss                                        $ (1,463,000)  $   (635,000)
  Adjustments to reconcile net loss to
   cash used in operating activities:
    Depreciation of real estate                      2,054,000      1,852,000
    Gain on sale of real estate                              -    (10,277,000)
    Net unrealized (gains)losses on investments     (2,033,000)     8,605,000
    Equity in net income from Justice Investors     (1,232,000)    (1,757,000)
    Minority interest                                 (246,000)    (1,663,000)
    Changes in assets and liabilities:
      Restricted cash                                 (510,000)        25,000
      Investment in marketable securities           (3,481,000)     7,275,000
      Other investments                                      -       (442,000)
      Prepaid expenses and other assets             (1,390,000)      (448,000)
      Accounts payable and other liabilities          (545,000)    (1,859,000)
      Due to broker                                  1,444,000      8,980,000
      Obligations for securities sold                3,873,000    (15,415,000)
      Deferred income taxes                          1,066,000       (957,000)
                                                   -----------    -----------
  Net cash used in operating activities             (2,463,000)    (6,716,000)
                                                   -----------    -----------
Cash flows from investing activities:
  Additions to buildings, improvements
   and equipment                                      (933,000)    (2,635,000)
  Investment in real estate                            (53,000)    (4,852,000)
  Proceeds from sale of real estate                         -      13,862,000
  Distributions from Justice Investors               1,498,000      2,719,000
                                                   -----------    -----------
  Net cash provided by investing activities            512,000      9,094,000
                                                   -----------    -----------
Cash flows from financing activities:
  Principal payments on mortgage notes payable      (4,157,000)    (5,083,000)
  Borrowings from mortgage notes payable            10,118,000      2,732,000
  Repayment of line of credit                       (4,000,000)             -
  Purchase of treasury stock                          (799,000)      (223,000)
  Dividends paid to minority shareholders             (126,000)      (126,000)
                                                   -----------    -----------
  Net cash provided by(used in) financing
   activities                                        1,036,000     (2,700,000)
                                                   -----------    -----------
Net decrease in cash and cash equivalents             (915,000)      (322,000)
Cash and cash equivalents at beginning of
 period                                              1,883,000        878,000
                                                   -----------    -----------
Cash and cash equivalents at end of period        $    968,000   $    556,000
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

As of March 31, 2003, the Company had the power to vote 58.8% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (Nasdaq SmallCap: SFEF). Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), which derives its revenue primarily as a general partner and a 49.8% limited partner in Justice Investors ("Justice"), a California limited partnership. Justice owns the land, improvements and leaseholds known as the Holiday Inn Financial District/Chinatown, a 566-room hotel in San Francisco, California.

In November 2002, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 ("FIN 45"), Guarantor s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which requires elaborating on the disclosures that must be made by a guarantor in its financial statements about its obligations under certain guarantees. It also requires that a guarantor recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were required at December 31, 2002 and the recognition requirements of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. Management does not believe FIN 45 will have a material impact on the Company's financial statements.

In January 2003, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not believe FIN 46 will have a material impact on the Company's financial statements.

FIN 46 defines variable interest entities as a corporation, partnership, trusts, or any other legal structure used for business purposes that either
(a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company.

In December 2002, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, which amends FAS 123, Accounting for Stock-Based Compensation. In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 148. In accounting for its plans, the Company, as allowable under the provisions of SFAS No. 148, applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result of this election, the Company does not recognize compensation expense for its stock option plans. The pro forma disclosures will be included in our audited financials statements for the year ended June 30, 2003.

In April 2003, The Financial Accounting Standards Board (FASB) issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. The new guidance amends FAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to FAS 133,
(b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in FAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Management does not believe FAS 149 will have a material impact on the Company's financial statements.

Certain reclassifications have been made to the financial statements as of March 31, 2003 and for the three and nine months then ended to conform to the financial statements as of and for the three and nine months ended March 31, 2002 presentation.

The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2003.


2.  Marketable Securities:

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings.

For the three months ended March 31, 2003, net losses on marketable securities of $1,341,000 included net unrealized gains of $249,000 and net realized losses of $1,590,000. For the three months ended March 31, 2002, net losses on marketable securities of $1,955,000 included net unrealized losses of $1,929,000 and net realized losses of $26,000.

For the nine months ended March 31, 2003, net losses on marketable securities of $2,052,000 included net unrealized gains of $2,033,000 and net realized losses of $4,085,000. For the nine months ended March 31, 2002, net losses on marketable securities of $12,695,000 included net unrealized losses of $8,605,000 and net realized losses of $4,090,000.

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

The Company's investment in marketable securities as of March 31, 2003 is composed of following types of securities:

                                                              % of Total
                                           Market Value        Portfolio
                                           ------------        ---------
  Corporate bonds                          $   373,000             2.9%
  Common stocks                             12,535,000            97.1%
                                           -----------         --------

Total marketable securities                $12,908,000           100.0%
                                           ===========         ========



As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of March 31, 2003, the Company had obligations for securities sold (equities short) of $4,364,000.


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

The compensation agreement for the general partners of Justice Investors provides that the general partners are entitled to receive compensation equal to 3% of the annual gross rents of the partnership. From the first $150,000 of compensation payable to the general partners, $120,000 is payable to Evon Garage Corporation and $30,000 is payable to Portsmouth as the other general partner. Any compensation in excess of the $150,000 is to be split 50/50 between the general partners. The partnership makes monthly advances of $10,000 to Evon and $2,500 to Portsmouth with any balance adjusted at the end of the year based on annual gross revenues. For the three and nine months ended March 31, 2003, the Company received $7,500 and $22,500, respectively, in management fees from Justice Investors.

The Company's accounting policy for assessing and measuring impairment of the Company's investment in Justice is to review all recent sales of hotels in the San Francisco area and compare them to the Hotel owned by Justice. Management also reviews the monthly and quarterly performance of the hotel (cash flow, occupancy levels, average room rate, parking revenues, etc.,) to determine if impairment of the hotel has occurred. As of March 31, 2003, no impairment write down is considered necessary.

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of March 31,                                                2003
                                                            ----------
Assets
Total current assets                                       $   128,542
Property, plant and equipment, net of
  accumulated depreciation of $12,512,052                    5,660,150
Loan fees and deferred lease costs,
  net of accumulated amortization of $249,081                   61,331
                                                            ----------
    Total assets                                           $ 5,850,023
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $   174,135
Long term debt                                               2,182,202
Partners' capital                                            3,493,686
                                                            ----------
    Total liabilities and partners' capital                $ 5,850,023
                                                            ==========

                               JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31,           2003            2002
                                            ----------      ----------
Revenues                                   $   938,564     $   949,992
Costs and expenses                            (213,379)       (204,084)
                                            ----------      ----------
Net income                                 $   725,185     $   745,908
                                            ==========      ==========


For the nine months ended March 31,            2003            2002
                                            ----------      ----------
Revenues                                   $ 3,031,632     $ 4,173,176
Costs and expenses                            (557,989)       (645,308)
                                            ----------      ----------
Net income                                 $ 2,473,643     $ 3,527,868
                                            ==========      ==========


4.  Commitments and Contingencies:

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

In May 1996, the Company's Chairman and President exercised options to purchase 187,500 shares of Common Stock at a price of $7.67 per share through a full recourse note due to the Company on demand with a due date of May 16, 2003. The note bears interest floating at the lower of 10% or the prime rate (4.75% at March 31, 2003) with interest payable quarterly. The balance of the note receivable of $1,438,000 is reflected as a reduction of shareholders' equity at March 31, 2003. The Board of the Directors is considering proposals for the satisfaction of the note receivable and it is expected that the note receivable will be satisfied on or before the due date of May 16, 2003.

6.  Earnings Per Share

On March 31, 2003, the Company effectuated a three-for-two stock split of its Common Stock in the form of a 50% stock dividend. Any resulting fractional shares were paid in cash. The prior period comparative number of shares outstanding for the purpose of computing earnings per share have been adjusted for the stock split.

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As the Company reported a loss for the three and nine months ended March 31, 2003, the inclusion of potentially dilutive common shares related to stock options (192,000 shares at March 31, 2003) would be anti-dilutive.


7.  Segment Information

The Company operates in three reportable segments, the operations of its multi-family residential properties, the operation of Justice Investors, and the investment of its cash and securities assets. These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this information.

Information below represents reported segments for the three and nine months ended March 31, 2003 and the three and nine months ended March 31, 2002. Operating income for rental properties consist of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains(losses)and dividend and interest income.

                                 Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment
March 31, 2003            Properties     Investors   Transactions     Other          Total
                           -----------   -----------  ------------   -----------   ------------
Operating income(loss)     $ 3,689,000   $   361,000   $(1,222,000) $          -   $  2,828,000
Operating expenses          (1,589,000)            -      (318,000)            -     (1,907,000)
Real estate taxes             (408,000)            -                           -       (408,000)
                           -----------   -----------   -----------   -----------   ------------
                             1,692,000       361,000    (1,540,000)            -        513,000
Mortgage interest expenses    (873,000)            -             -             -       (873,000)
Depreciation                  (690,000)            -             -             -       (690,000)
General and administrative
  expenses                           -             -             -      (418,000)      (418,000)
Other income                         -             -             -       (37,000)       (37,000)
Income tax benefit                   -             -             -       616,000        616,000
Minority interest                    -             -             -       191,000        191,000
                           -----------   -----------   -----------   -----------   ------------
Net income(loss)           $   129,000   $   361,000   $(1,540,000)  $   352,000    $  (698,000)
                           ===========   ===========   ===========   ===========   ============
Total Assets               $62,885,000   $ 9,482,000   $13,208,000   $ 4,748,000   $ 90,323,000
                           ===========   ===========   ===========   ===========   ============



                                  Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment
March 31, 2002              Properties    Investors   Transactions      Other          Total
                           -----------   -----------  ------------   -----------   ------------
Operating income(loss)     $ 3,099,000   $   372,000  $ (1,880,000)  $         -   $  1,591,000
Operating expenses          (1,597,000)            -      (393,000)            -     (1,990,000)
Real estate taxes             (354,000)            -             -             -       (354,000)
                           -----------   -----------  ------------   -----------   ------------
                             1,148,000       372,000    (2,273,000)            -       (753,000)
Mortgage interest expenses    (792,000)            -             -             -       (792,000)
Depreciation                  (631,000)            -             -             -       (631,000)
General and administrative
  expenses                           -             -             -      (430,000)      (430,000)
Other income                         -             -             -        55,000         55,000
Income tax benefit                   -             -             -     1,050,000      1,050,000
Minority interest                    -             -             -       164,000        164,000
                           -----------   -----------  ------------   -----------   ------------
Net income(loss)           $  (275,000)  $   372,000  $ (2,273,000)  $   839,000   $ (1,337,000)
                           ===========   ===========  ============   ===========   ============
Total Assets               $64,478,000   $ 9,975,000  $ 28,820,000   $ 3,772,000   $107,045,000
                           ===========   ===========  ============   ===========   ============


                                 Real Estate
                           -------------------------
Nine months ended              Rental       Justice      Investment
March 31, 2003           Properties    Investors    Transactions     Other          Total
                           -----------   -----------   -----------   -----------   ------------
Operating income(loss)     $10,677,000   $ 1,232,000   $(1,792,000)   $        -   $ 10,117,000
Operating expenses          (4,947,000)            -      (782,000)            -     (5,729,000)
Real estate taxes           (1,201,000)            -                           -     (1,201,000)
                           -----------   -----------   -----------   -----------   ------------
                             4,529,000     1,232,000    (2,574,000)           -       3,187,000
Mortgage interest expenses  (2,596,000)            -             -             -     (2,596,000)
Depreciation                (2,054,000)            -             -             -     (2,054,000)
General and administrative
  expenses                           -             -             -    (1,394,000)    (1,394,000)
Other income                         -             -             -         9,000          9,000
Income tax benefit                   -             -             -     1,139,000      1,139,000
Minority interest                    -             -             -       246,000        246,000
                           -----------   -----------   -----------   -----------   ------------
Net income (loss)          $  (121,000)  $ 1,232,000   $(2,574,000)  $         -   $ (1,463,000)
                           ===========   ===========   ===========   ===========   ============
Total Assets               $62,885,000   $ 9,482,000   $13,208,000   $ 4,748,000   $ 90,323,000
                           ===========   ===========   ===========   ===========   ============


                                 Real Estate
                           -------------------------
Nine months ended             Rental       Justice     Investment
March 31, 2002              Properties    Investors   Transactions      Other          Total
                           -----------   -----------  ------------   -----------   ------------
Operating income(loss)     $ 9,531,000   $ 1,757,000  $(12,463,000)  $         -   $ (1,175,000)
Operating expenses          (4,721,000)            -    (1,393,000)            -     (6,114,000)
Real estate taxes             (953,000)            -             -             -       (953,000)

                           -----------   -----------  ------------   -----------   ------------
                             3,857,000     1,757,000   (13,856,000)            -     (8,242,000)
Mortgage interest expenses  (2,565,000)            -             -             -     (2,565,000)
Depreciation                (1,852,000)            -             -             -     (1,852,000)
General and administrative
  expenses                           -             -             -    (1,352,000)    (1,352,000)
Gain on sale of real
  estate                    10,277,000             -             -             -     10,277,000
Other expenses                       -             -             -      (142,000)      (142,000)
Income tax benefit                   -             -             -     1,578,000      1,578,000
Minority interest                    -             -             -     1,663,000      1,663,000
                           -----------   -----------  ------------   -----------   ------------
Net income(loss)           $ 9,717,000   $ 1,757,000  $(13,856,000)  $ 1,747,000   $   (635,000)
                           ===========   ===========  ============   ===========   ============
Total Assets               $64,478,000   $ 9,975,000  $ 28,820,000   $ 3,772,000   $107,045,000
                           ===========   ===========  ============   ===========   ============



8.  Subsequent Event

On April 17, 2003, the Company entered into a stipulation and order for dismissal of an insurance coverage lawsuit following the consummation of a settlement, which was reached at a mediation proceeding. From a total settlement of $2,700,000, the Company received net proceeds of approximately $2,235,000, on April 22, 2003, after the payment of attorneys' fees and other costs incurred in the action. The Company will record the net settlement amounts as other income in the fourth quarter of its fiscal year ending June 30, 2003, which was the period in which they were received.

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


RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2003 Compared to the
Three Months Ended March 31, 2002

The Company had a net loss of $698,000 for the three months ended March 31, 2003 compared to net loss of $1,337,000 for the three months ended March 31, 2002. This was primarily due to the decrease in the loss from real estate operations, a decrease in net investment losses, a decrease in margin interest and trading expenses and an increase in dividend and interest income.

Rental income increased to $3,689,000 from $3,099,000 primarily due to an increase in occupancy at the Austin, Texas property as a result of the completion of its renovation. The increase was also due to the overall increase in occupancy levels at several other properties partially offset by a decrease in occupancy at the Florissant, Missouri property.

The increase in rental expenses to $3,560,000 from $3,374,000 was primarily due to the nominal increases in real estate taxes and depreciation at the individual properties.

The equity in net income of Justice Investors did not change significantly. The recovery of the tourism and the hospitality industry has been especially slow in San Francisco due to the continued weak economy in the Bay Area. In addition, the hotel has faced increased competition from new properties and from higher end properties that have cut room rates in an effort to keep their share of a declining market. For the three months ended March 31, 2003, average daily room rates decreased 15% to $93 from $109 in the prior year's quarter, while average occupancy increased 19% to 57% from 48% in the prior year's quarter.

The Company had net investment losses of $1,341,000 for the three months ended March 31, 2003 compared to net investment losses of $1,955,000 for the three months ended March 31, 2002. For the three months ended March 31, 2003, net losses on marketable securities of $1,341,000 included net unrealized gains of $249,000 and net realized losses of $1,590,000. For the three ended March 31, 2002, net losses on marketable securities of $1,955,000 included net unrealized losses of $1,929,000 and net realized losses of $26,000.
Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's investment portfolio, please see the Marketable Securities Section below.

Dividend and interest income increased to $119,000 from $75,000 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses decreased to $318,000 from $393,000 primarily due to the reduction of trading related expenses.

Income tax benefit decreased to $616,000 from $1,050,000 due a lower loss incurred by the Company.


For the Nine months Ended March 31, 2003 Compared to the
Nine months Ended March 31, 2002

The Company had a net loss of $1,463,000 for the nine months ended March 31, 2003 compared to a net loss of $635,000 for the nine months ended March 31, 2002. This was primarily due to the gain on sale of real estate in the prior period and a decline in income of Justice Investors, offset by a significant decline in investment losses, the decrease in margin interest and trading expenses and a decrease in other expenses.

Rental income changed to a loss of $121,000 from income of $9,717,000 primarily due to a gain on sale of real estate of $10,277,000 related to the sale of the St. Louis, Missouri property in the prior period. There were no real estate sales in the current quarter. Rental revenues increased to $10,677,000 from $9,531,000 as the result of improved occupancy at several of the Company's properties with the most significant occupancy improvements at the Austin, Texas, San Antonio, Texas, and Meadowbrook, New Jersey properties. The increases were partially offset by the sale of the St. Louis, Missouri property. Total property related expenses increased to $10,798,000 from $10,091,000 as of the result in the increase in repairs and maintenance related to the occupancy increase and due to a nominal increase in real estate taxes at several properties in our real estate portfolio.

The decrease in equity in net income of Justice Investors to $1,232,000 for the nine months ended March 31, 2003 from $1,757,000 for the nine months ended March 31, 2002 is primarily attributable to a the inclusion of approximately $300,000 in equity in net income of Justice Investors from an arbitration settlement payment from the hotel leasee in the period ended March 31, 2002 and to a decline in hotel revenues. The terrorist attacks of September 11, 2001, had a devastating effect on tourism and the hospitality industry, especially in San Francisco where recovery has been especially slow due to the weak economy in the Bay Area. In addition, the hotel has faced increased competition from new properties and from higher end properties that have cut room rates in an effort to keep their share of a declining market. For the nine months ended March 31, 2003, average daily room rates decreased 21% to $92 from $116 for the nine months ended March 31, 2002, while average occupancy increased 8% to 66% from 61%.

Net investment losses decreased to $2,052,000 for the nine months ended March 31, 2003 from net losses of $12,695,000 for the nine months ended March 31, 2002. For the nine months ended March 31, 2003, net losses on marketable securities of $2,052,000 included net unrealized gains of $2,033,000 and net realized losses of $4,085,000. For the nine months ended March 31, 2002, net losses on marketable securities of $12,695,000 included net unrealized losses of $8,605,000 and net realized losses of $4,090,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's investment portfolio, please see the Marketable Securities Section below.

Dividend and interest income increased to $260,000 from $232,000 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses decreased to $782,000 from $1,393,000 primarily due to the reduction of trading related expenses.

Other income (expenses) changed to income of $9,000 from an expense of $142,000 in the prior period primarily due to the payment of $236,000 during the nine months end March 31, 2002 for legal expenses related to the Howard Jaffe case.

Income tax benefit decreased to $1,139,000 from $1,578,000 due a lower loss incurred by the Company.

Minority interest decreased to $246,000 from $1,663,000 as a result of lower net loss incurred by the Company's subsidiary, Santa Fe, during the nine months ended March 31, 2003.


MARKETABLE SECURITIES

The Company invests from time to time in corporate debt and equity securities, mortgage backed securities, securities issued by REIT's and other companies, which invest primarily in real estate. The following table sets forth the composition of the Company's investment portfolio as of March 31, 2003:


                                                              % of Total
                                           Market Value        Portfolio
                                           ------------        ---------
  Corporate bonds                          $   373,000             2.9%
  Common stocks                             12,535,000            97.1%
                                           -----------         --------

Total marketable securities                $12,908,000           100.0%
                                           ===========         ========

The following table shows the composition of the Company's investment securities portfolio by selected industry groups as of March 31, 2003.

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Electric, pipelines, oil and gas    $ 3,662,000               28.4%
   Telecommunications                    3,202,000               24.8%
   Semiconductor, software, internet,
    and computer                         1,951,000               15.1%
   Chemicals, materials, metals,
    and mining                           1,468,000               11.4%
   Media and entertainment                 591,000                4.6%
   Airlines and defense                    598,000                4.6%
      Other                              1,436,000               11.1%
                                        ----------              ------
                                       $12,908,000              100.0%
                                        ==========              ======


The Company's investment portfolio is diversified with 119 different equity positions. Only one individual equity securities comprise more than 5% of the equity value of the portfolio, with the largest being 12%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the quarters ended March 31, 2003 and 2002.

                                     Three months ended    Three months ended
                                        March 31,               March 31,
                                           2003                   2002
                                       ------------           ------------
Net invest losses                      $ (1,341,000)          $ (1,955,000)
Dividend & interest income                   41,000                 29,000
Margin interest                            (156,000)               (51,000)
Trading and management expenses            (162,000)              (342,000)
                                       ------------           ------------
Investment income (loss)               $ (1,540,000)          $ (2,273,000)
                                       ============           ============

                                     Nine months ended       Nine months ended
                                       March 31,                March 31,
                                           2003                   2002
                                       ------------           ------------
Net invest losses                      $ (2,052,000)          $(12,695,000)
Dividend & interest income                  260,000                232,000
Margin interest                            (352,000)              (244,000)
Trading and management expenses            (430,000)            (1,149,000)
                                       ------------           ------------
Investment loss                        $ (2,574,000)          $(13,856,000)
                                       ============           ============

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. During the Nine months ended March 31, 2003, the Company used net cash flow of $2,463,000 from operating activities, generated net cash flow of $512,000 from investing activities, and generated net cash flow of $1,036,000 from financing activities.

During the nine months ended March 31, 2003, the Company made property improvements in the aggregate amount of $933,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, up to a total of 333,000 shares (adjusted for two stock splits) of its Common Stock. Such repurchases may be made at the discretion of management and depending upon market conditions. During the nine months ended March 31, 2003, the Company purchased 67,030 shares of treasury stock for total of $799,000. On February 10, 2003, the Board increased the number of shares the Company is authorized to repurchase by an additional 150,000 shares.

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


                       PART II.   OTHER INFORMATION


Item 1. Legal Proceedings

The following is furnished to update information previously reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 and its quarterly report on Form 10-QSB for the quarterly period ended December 31, 2002.

Continental Casualty Company v. The InterGroup Corporation and John V. Winfield; United States District Court, Central District of California, Case No. 01-01034.

On April 17, 2003, the parties entered into a stipulation and order for dismissal of the above-entitled action with prejudice following the consummation of a settlement, which was reached at a mediation proceeding. From a total settlement of $2,700,000 million, InterGroup received net proceeds of approximately $2,235,000, on April 22, 2003, after the payment of attorneys' fees and other costs incurred in the action. The Company will record the net settlement amounts as other income in the fourth quarter of its fiscal year ending June 30, 2003, which was the period in which they were received.


Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of the Shareholders of the Company was held on February 26, 2003, at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California 90049. At that meeting, management's nominees for Class C
Directors: Mildred Bond Roxborough and John C. Love, were elected to serve until the fiscal 2005 Annual Meeting, with each nominee receiving in excess of 99% of the shares voted. At that Meeting, the shareholders also voted in favor of the ratification of the Audit Committee's selection of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending June 30, 2003. A tabulation of the vote follows:

Proposal (1) - Class C Directors:         Votes For       Withheld
                                          ---------       --------
   Mildred Bond Roxborough                1,080,343         9,998
   William J. Nance                       1,080,343         9,998

Proposal (2) - Accountants:               Votes For      Against    Abstained
                                          ---------      -------    ---------
   PricewaterhouseCoopers LLP             1,086,466       3,011        864


Item 5. Other Information.

On February 10, 2003, the Board of Directors authorized the Company to purchase up to an additional 150,000 shares of the Company's common stock under its existing stock repurchase program. That action increased the total remaining number of shares authorized for repurchase to approximately 229,050, after the stock split discussed below. The purchases will be made, in the discretion of management, from time to time in the open market or through privately negotiated third party transactions depending on market conditions.

On February 26, 2003, the Board of Directors authorized a three-for-two stock split of the Company's common stock in the form of a 50% stock dividend. The record date for the stock dividend was March 17, 2003, with a distribution date of March 31, 2003. Any fractional shares resulting from the stock dividend were paid in cash.

On February 26, 2003, the Company's Controller, David Nguyen, was named as Treasurer of the Company and its subsidiaries, Santa Fe Financial Corporation and Portsmouth Square, Inc.

Effective March 7, 2003, Gregory C. McPherson, resigned from his positions of Executive Vice President and Assistant Treasurer and as an employee of the Company in order to pursue other interests.

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibit 99.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 99.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) The Company filed the following Reports on Form 8-K - During the quarter ended March 31, 2003:


        Date of Report             Item Reported             Description
       ----------------         -------------------       ------------------

       February 11, 2003        Item 5. Other Events      Press Release on
                                and Regulation FD         Increase in Stock
                                Disclosure                Repurchase Program

       March 3, 2003            Item 5. Other Events      Press Release on
                                and Regulation FD         Stock Split in Form
                                Disclosure                of Stock Dividend

       March 31, 2003           Item 5. Other Events      Implementation of
                                                          Stock Split in Form
                                                          of Stock Dividend



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: May 15, 2003                         by /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: May 15, 2003                         by /s/ David T. Nguyen
                                              ------------------------------
                                              David T. Nguyen, Treasurer
                                              and Controller
                                             (Principal Accounting Officer)

                                CERTIFICATION

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


Date:  May 15, 2003                                /s/ John V. Winfield
                                                   ----------------------
                                                   John V. Winfield
                                                   President and Chief
                                                   Executive Officer

                               CERTIFICATION

I, David T. Nguyen, certify that:

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


Date:  May 15, 2003                               /s/ David T. Nguyen
                                                  --------------------------
                                                  David Nguyen, Treasurer and
                                                  Controller (serving as Chief
                                                  Financial Officer)

10