Form 10KSB
period 2003-06-30
INTERGROUP CORP
filed 2003-09-30
CIK 69422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                  FORM 10-KSB

[X]  Annual Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the fiscal year ended June 30, 2003

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

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year were $15,552,000.

    The aggregate market value of the common equity held by non-affiliates of issuer, computed by reference to the price the common equity was sold on September 15, 2003 was $11,299,717.

    The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of September 15, 2003 was 2,530,384.

Transitional Small Business Disclosure Format (check one): Yes   No [X]


                  DOCUMENTS INCORPORATED BY REFERENCE: None



                             TABLE OF CONTENTS

PART I                                                                  PAGE

    Item 1.  Description of Business                                      3

    Item 2.  Description of Properties                                    5

    Item 3.  Legal Proceedings                                           13

    Item 4.  Submission of Matters to a Vote of Security Holders         13


PART II

    Item 5.  Market For Common Equity and Related Stockholder Matters    14

    Item 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         14

    Item 7.  Financial Statements                                        20

    Item 8.  Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure                      38

    Item 8A. Controls and Procedures                                     38

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance With Section 16(a) of the Exchange Act  39

    Item 10. Executive Compensation                                      42

    Item 11. Security Ownership of Certain Beneficial Owners
             and Management                                              47

    Item 12. Certain Relationships and Related Transactions              48

    Item 13. Exhibits and Reports on Form 8-K                            50

    Item 14. Principal Accountant Fees and Services                      52

    SIGNATURES                                                           53

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

Santa Fe's revenue is primarily generated through its holdings of the Holiday Inn Financial District/Chinatown, a 565-room hotel in San Francisco, California. Santa Fe and its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), jointly oversee their interest in the operations of the hotel. Portsmouth is a general partner and a 49.8% limited partner in Justice Investors ("Justice"), a California limited partnership, which owns the land, improvements and leaseholds.


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

The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential. The Company also has a controlling interest in

Santa Fe, which derives its revenue primarily through an interest in a 565-room Holiday Inn in San Francisco, California. In addition, Santa Fe's operations also include an interest in two of the apartment complexes and a marketable securities portfolio.

For further information see Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.


COMPETITION

All of the properties owned by the Company are in areas where there is substantial competition. However, management believes that its apartments, hotel, and commercial properties are generally in a competitive position in their respective communities. The Company intends to continue upgrading and improving the physical condition of its existing properties and will consider selling existing properties, which the Company believes have realized their potential, and re-investing in properties that may require renovation but that offer greater appreciation potential.

The hotel had traditionally enjoyed a favorable year-round occupancy rate. In November 2001, an Omni Hotel opened in the Financial District of San Francisco. The Omni is a more upscale facility providing greater amenities to its guests, especially the business traveler and is more centrally located in the financial district. Two other hotels have since opened in San Francisco, which can be considered competitive to the Financial District Holiday Inn.
The San Francisco hotel market has not yet recovered from the impact of the terrorist attacks of September 11, 2001 and the downturn in the Bay Area economy due, in part, to the failure of many internet and technology based companies. Increased competition from newer and more upscale properties, such as the Omni, have resulted in lower room rates as hotel operators struggle to obtain occupancy. Management believes that the hotel is now in a very challenging market, with many competitors better positioned to attract the business traveler and tourists. As part of the efforts to meet this increased competition, a new health and beauty spa was built on the lobby level of the hotel and new meeting rooms were constructed on the fourth floor during the fiscal year ended June 30, 2003. The Company will continue to work with the managing general partner of Justice Investors to find ways to improve the physical condition and amenities of the hotel, influence the marketing efforts of the lessee, and to seek other ways for the property to maintain its competitive position.


EMPLOYEES

As of June 30, 2003, the Company had a total of 11 full-time employees in its corporate office. Effective July 2002, the Company entered into a client service agreement with Administaff Companies II, L.P. ("Administaff"), a professional employer organization serving as an off-site, full service human resource department for its corporate office. Administaff personnel management services are delivered by entering into a co-employment relationship with the Company's employees. There are also approximately 37 employees at the Company's properties outside of the State of California that are subject to similar co-employment relationships with Administaff. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Item 2.  Description of Properties.


PROPERTIES

At June 30, 2003, the Company's investment in real estate consisted of properties located throughout the United States, but which are concentrated in Texas and Southern California. These properties include twenty two apartment complexes, one single-family house as a strategic investment, and two commercial real estate properties, one of which serves as the Company's corporate headquarters. All apartment complexes, commercial properties and the single-family house are completed, operating properties.

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

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2003 were approximately $135,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $10,550,000 at June 30, 2003 and the maturity date of the mortgage is May 1, 2013.

St. Louis, Missouri. The St. Louis property is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2003, real estate property taxes were approximately $105,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 35 years. The outstanding mortgage balance was approximately $5,639,000 at June 30, 2003 and the maturity date of the mortgage is July 1, 2008.

On August 2, 2001, the Company was awarded $13,862,000 from the Circuit court of St. Louis County, Missouri, which granted the City of St. Louis permission to take possession of the Company's previously owned St. Louis property, a 176-unit apartment complex, in a condemnation action filed by the City of St. Louis. The Company realized a gain of $10,277,000 and received net proceeds of $9,255,000 after payment of the mortgage on the property, costs and attorneys' fees. On August 10, 2001, the City of St. Louis filed Exceptions to the Commissioners' Report challenging the amount of the award to the Company and requesting a jury trial on the matter. On August 14, 2003, the Company entered into a settlement with the City and the obligation was satisfied with the payment of $700,000. This amount had been reserved for in the prior year.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2003, real estate property taxes were approximately $58,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $4,062,000 at June 30, 2003 and the maturity date of the mortgage is May 1, 2006.

Irving, Texas. The Company's Irving properties consist of two apartment complexes. The first apartment complex is a two-story apartment with 224 units on approximately 9.9 acres. The Company acquired the property on September 16, 1994 at an initial cost of approximately $4,150,000. For the year ended June 30, 2003, real estate property taxes were approximately $160,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $4,327,000 at June 30, 2003 and the maturity date of the mortgage is January 1, 2008.

The second apartment complex consists of two-story town homes with 54 units on approximately 3.0 acres. The Company acquired the property on November 3, 2000 at an initial cost of approximately $1,980,000. For the year ended June 30, 2003, real estate property taxes were approximately $66,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $1,198,000 at June 30, 2003 and the maturity date of the mortgage is July 1, 2006.

San Antonio, Texas. The San Antonio property is a two-story project with 132 units on approximately 4.3 acres. The Company acquired the complex on June 29, 1993 for $2,752,000. For the year ended June 30, 2003, real estate taxes were approximately $91,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $3,093,000 at June 30, 2003 and the maturity date of the mortgage is December 1, 2008.

Houston, Texas. The Houston property is a two-story apartment complex with 442 units on approximately 23.4 acres. The Company acquired the complex in February 1997 for an initial cost of $4,970,000. For the year ended June 30, 2003, real estate taxes were approximately $275,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $10,044,000 at June 30, 2003 and the maturity date of the mortgage is January 1, 2013. The Company also owns approximately 5 acres of unimproved land adjacent to this property. The land was purchased initially for $267,000 in July 1997.

Austin, Texas. The Company's Austin properties consist of two apartment complexes. The first Austin property is a two-story project with 190 units on approximately 7.8 acres. The Company acquired the complex on November 18, 1999 for $4,150,000. The Company also acquired an adjacent complex with 59 units on January 8, 2002 for $1,681,000. For the year ended June 30, 2003, real estate taxes were approximately $175,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years.
The outstanding mortgage balance was approximately $8,100,000 at June 30, 2003 and the maturity date of the mortgage is July 1, 2023. The Company also owns approximately 6 acres of land adjacent to this property.

The second apartment complex consists of a two-story project with 112 units on
3.7 acres. The Company acquired the complex on September 5, 2001 for $3,824,000. For the period ended June 30, 2003, real estate taxes were approximately $125,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,234,000 at June 30, 2003 and the maturity date of the mortgage is September 1, 2009.

Los Angeles, California. The Company owns two commercial properties, thirteen apartment complexes, and a single-family house in the general area of West Los Angeles.

The first Los Angeles commercial property is a 5,500 square foot, two story building that serves as the Company's corporate offices. The Company acquired the building on March 4, 1999 for $1,876,000. The property taxes for the year ended June 30, 2003 were approximately $17,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years.
The outstanding mortgage balance was approximately $1,224,000 at June 30, 2003 and the maturity date of the mortgage is April 15, 2009.

The second Los Angeles commercial property is a 5,900 square foot commercial building. The Company acquired the building on September 15, 2000 for $1,758,000. The property taxes for the year ended June 30, 2003 were approximately $10,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $831,000 at June 30, 2003 and the maturity date of the mortgage is December 15, 2013.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30, 2003, real estate property taxes were approximately $17,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $742,000 at June 30, 2003 and the maturity date of the mortgage is August 1, 2029.

The second Los Angeles apartment complex is a 29,000 square foot three-story apartment with 27 units. This complex is held by Intergroup Woodland Village, Inc. ("Woodland Village"), which is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000. For the year ended June 30, 2003, real estate property taxes were approximately $47,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $1,885,000 at June 30, 2003 and the maturity date of the mortgage is October 1, 2029.

The third Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2003, real estate property taxes were approximately $26,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years.
The outstanding mortgage balance was approximately $1,112,000 at June 30, 2003 and the maturity date of the mortgage is December 1, 2029.

The fourth Los Angeles apartment complex is a 10,500 square foot apartment with 10 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2003, real estate property taxes were approximately $20,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $830,000 at June 30, 2003 and the maturity date of the mortgage is December 31, 2029.

The fifth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2003, real estate property taxes were approximately $82,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $2,148,000 at June 30, 2003 and the maturity date of the mortgage is June 1, 2030.

The sixth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2003, real estate property taxes were approximately $52,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $2,668,000 at June 30, 2003 and the maturity date of the mortgage is August 10, 2028.

The seventh Los Angeles apartment complex is a 3,000 square foot apartment with 4 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2003, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $444,000 at June 30, 2003 and the maturity date of the mortgage is August 1, 2030.

The eighth Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2003, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $585,000 at June 30, 2003 and the maturity date of the mortgage is August 1, 2030.

The ninth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2003, real estate property taxes were approximately $16,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years.
The outstanding mortgage balance was approximately $650,000 at June 30, 2003 and the maturity date of the mortgage is August 15, 2030.

The tenth Los Angeles apartment complex is a 4,700 square foot two-story apartment with 5 units. The Company acquired the property on August 15, 2000 at an initial cost of approximately $997,000. For the year ended June 30, 2003, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $480,000 at June 30, 2003 and the maturity date of the mortgage is September 15, 2030.

The eleventh Los Angeles apartment complex is a 32,800 square foot two-story apartment with 24 units. The Company acquired the property on March 8, 2001 at an initial cost of approximately $2,859,000. For the year ended June 30, 2003, real estate property taxes were approximately $35,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $1,760,000 at June 30, 2003 and the maturity date of the mortgage is April 1, 2031.

The twelfth Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2003, real estate property taxes were approximately $14,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $579,000 at June 30, 2003 and the maturity date of the mortgage is May 1, 2031.

The thirteenth Los Angeles apartment complex, which is owned 100% by the Company's subsidiary Santa Fe, is a 4,200 square foot two-story apartment with 3 units. Santa Fe acquired the property on February 1, 2002 at an initial cost of approximately $785,000. For the year ended June 30, 2003, real estate property taxes were approximately $9,000. Depreciation is recorded on the straight-line method based upon an estimated useful Life of 39 years. The outstanding mortgage balance was approximately $455,000 at June 30, 2003 and the maturity date of the mortgage is February 1, 2032.

The Los Angeles single-family house is a 2,771 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. For the year ended June 30, 2003, real estate property taxes were approximately $8,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $477,000 at June 30, 2003 and the maturity date of the mortgage is December 1, 2030.


San Francisco, California Hotel.

The San Francisco, California hotel property owned by Justice Investors is located near the Financial District, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance. Chinatown is directly across the bridge that runs from the hotel to Portsmouth Square Park. The hotel is a 31-story (including parking garage), steel and concrete, A-frame building, which contains 565 guest rooms situated on 22 floors as well as a 5,400 square foot health and beauty spa on the lobby level. One floor houses the Chinese Culture Center pursuant to a long-term, nominal-rent lease, and three floors are devoted to a registration desk, lobby shops, dining room, coffee shop, hotel support facilities, a fitness center, a guest business center, meeting and banquet rooms and offices. Other features of the Holiday Inn include a rooftop swimming pool, 5-storied underground garage and pedestrian bridge across Kearny Street connecting the hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the partnership, is included in the lease to the Chinese Culture Center. In the opinion of management the property is adequately covered by insurance.

On March 15, 1995, Justice Investors, as lessor, entered into an amended and restated lease with Holiday Inn, as lessee, for the hotel portion of the project, with an effective date of January 1, 1995. Effective July 28, 1998, Felcor Lodging Trust, Inc. ("Felcor", NYSE: FCH) assumed the obligations of the lessee under the lease. The initial term of the new lease is for a 10-year term expiring on December 31, 2004. The lessee also has an option to renew the lease for one additional term of five years, which would extend the lease to December 31, 2009. Under the terms of the lease, the lessee has to notify Justice Investors of its intention to exercise the five-year option by December 31, 2003. The lease requires the lessee to pay an annual rent of the greater of twenty percent (20%) of gross room revenues or $2,500,000 plus fifty percent (50%) of total revenues from the leased premises less operating expenses, base rent and capital requirements. Under the terms of the lease, the lessee is responsible for all maintenance and repairs to the property, certain capital improvements, taxes and insurance. The lessee also has an obligation to convert the hotel property to a "Holiday Inn Select" and to maintain the property to those standards, at its own cost and expense. It is expected that the conversion will be complete by September 30, 2003.

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

In July 2002, Justice Investors entered into a lease with Tru Spa, LLC, which was amended effective January 1, 2003. The lease premises consist of approximately 5,400 square feet of space on the lobby level of the hotel for the construction and operation of a health and beauty spa. The term of the lease is for ten years commencing with the opening of the spa on June 1, 2003, with a five year option to extend the term. The spa lease provides for minimum monthly rent of $11,925, additional rent of $2,072 (up to a total of $250,000 to help defray certain relocation construction costs) and other tenant fees. Under the terms of the lease, Justice was responsible for up to $1,497,586 in leasehold improvements, which were paid using the partnership's line of credit. It is expected that the spa lease will be essentially revenue neutral to the partnership, but should help the hotel to be more competitive in a difficult marketplace by providing greater amenities to its guests. To facilitate the lease to Tru Spa, Felcor surrendered to Justice Investors sufficient space on the lobby level of the hotel for the construction of the spa. In addition, the hotel administrative offices were relocated to the lobby level to accommodate the addition of new meeting rooms on the fourth floor of the hotel.


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


POTENTIAL RENTAL RATES AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The effective annual rental rate per unit (gross annual rental revenues based on 100% occupancy divided by the total number of units) and the occupancy rate (total gross potential rent less vacancy loss divided by total gross potential rent) for each of the Company's operating properties for fiscal year ended June 30, 2003 are provided below.

                                    Effective Annual           Physical
         Property                 Rental Rate Per Unit      Occupancy Rate
         --------                 --------------------      --------------
         Apartments:

         1.  Morris County, NJ            $12,124                 97%
         2.  St. Louis, MO                $ 6,203                 71%
         3.  Florence, KY                 $ 6,658                 90%
         4.  Irving, TX (1)               $ 7,456                 93%
         5.  Irving, TX (2)               $ 9,235                 87%
         6.  San Antonio, TX              $ 6,197                 96%
         7.  Houston, TX                  $ 6,688                 92%
         8.  Austin, TX (1)               $ 9,613                 92%
         9.  Austin, TX (2)               $ 7,441                 89%
         10. Los Angeles, CA (1)          $12,724                 88%
         11. Los Angeles, CA (2)          $13,599                100%
         12. Los Angeles, CA (3)          $16,017                 98%
         13. Los Angeles, CA (4)          $15,996                 94%
         14. Los Angeles, CA (5)          $17,661                 92%
         15. Los Angeles, CA (6)          $13,455                 81%
         16. Los Angeles, CA (7)          $18,029                 63%
         17. Los Angeles, CA (8)          $27,168                 64%
         18. Los Angeles, CA (9)          $17,917                 81%
         19. Los Angeles, CA (10)         $18,437                 98%
         20. Los Angeles, CA (11)         $12,398                 94%
         21. Los Angeles, CA (12)         $12,404                 90%
         22. Los Angeles, CA (13)         $22,447                 79%

         Single family:

         23. Los Angeles, CA              $73,200                 75%


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

The Company's investment portfolio is diversified with 178 different equity securities. The Company has no individual position in any security that comprises more than 5% of the equity value of the portfolio. The amount of the Company's investment in any particular issue may increase or decrease, and additions or reductions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reductions in other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2003, the market value of the Company's marketable securities was $54,989,000.

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted companies, through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and are reviewed for impairment on a periodic basis.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2003, the Company had obligations for securities sold (equities short) of $16,489,000 and had no naked short positions.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2003, the Company had a margin balance of $20,321,000 and incurred $210,000 and $482,000 in margin interest expense during the fiscal years ended June 30, 2003 and June 30, 2002, respectively.

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

On February 2, 2001, a Complaint for Declaratory Relief was filed by the Company's Directors and Officers' Liability insurance carrier, Continental Casualty Company ("CNA"), respecting certain coverage claims relating to litigation filed by a former employee, officer and director, which was settled by the Company. On April 17, 2003, the parties entered into a stipulation and order for dismissal of the above-entitled action following the consummation of a settlement reached at a mediation proceeding on April 7, 2003. The gross settlement amount paid by CNA was $2.7 million. After deduction of attorneys' fees and other costs and fees incurred in the litigation, net proceeds in the amount of $2,235,317 were received by the Company April 22, 2003. On May 5, 2003, an Order for Dismissal with Prejudice was entered in the action.

City of St. Louis, Missouri v. The InterGroup Corporation, Intergroup Bridgeton, Inc., et al., Circuit Court of St. Louis County, State of Missouri, Cause No. 01CC000945.

This was a condemnation action filed on April 17, 2001, whereby the City of St. Louis (the "City") sought to acquire the Company's 176-unit apartment complex located in St. Louis, Missouri by eminent domain for an airport expansion. A Commissioners' Report was filed on August 2, 2001 awarding the Company the amount of $13,862,000 and granting the City permission to take possession of the property. On August 10, 2001, the City filed Exceptions to Commissioners' Report challenging the amount of the award to the Company and requesting a jury trial de novo on the matter. On August 21, 2002, the Company and the City entered into a settlement of the matter before trial. Pursuant to the terms of the settlement, the Company was to pay back to the City the amount of $762,000 from the condemnation proceeds of $13,862,000 in monthly installments. On August 14, 2003, a Stipulation and Settlement was entered into between the City and InterGroup whereby the obligation due the City was satisfied by a lump sum payment in the amount of $700,000.


Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                               PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is trades on The National Market System of the Nasdaq Stock Market, Inc. ("Nasdaq-NMS") under the symbol "INTG". It is also listed on the Pacific Exchange, Inc. The following table sets forth the high and low sales prices (adjusted for stock splits) for the Company's common shares for each quarter of the last two fiscal years as reported by Nasdaq.


Fiscal 2003                           High                Low
-----------                           -----               -----
First Quarter 7/1 - 9/30             $10.19              $ 8.95
Second Quarter 10/1 - 12/31          $ 8.16              $ 7.65
Third Quarter 1/1 - 3/31             $ 8.17              $ 5.93
Fourth Quarter 4/1 - 6/30            $ 9.70              $ 7.58


Fiscal 2002                           High                Low
-----------                           -----               -----
First Quarter 7/1 - 9/30             $12.80              $12.13
Second Quarter 10/1 - 12/31          $13.15              $12.03
Third Quarter 1/1 - 3/31             $13.47              $12.10
Fourth Quarter 4/1 - 6/30            $12.40              $10.17


As of September 15, 2003, there were approximately 557 shareholders of record.


DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.

On March 31, 2003, the Company effectuated a three-for two stock split of its Common Stock in the form of a 50% stock dividend. Any resulting fractional shares were paid in cash.



SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of September 15, 2003, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category       Securities to     Weighted average   Remaining available
                      be issued       exercise price     for future issuance
                    upon exercise     of outstanding        under equity
                    of outstanding       options         compensation plans
                       options,        warrants and         (excluding
                     warrants and         rights             securities
                       rights                               reflected in
                                                             column (a))
                         (a)                (b)                 (c)
-------------------  ------------      -------------     -------------------
Equity compensation
plans approved by
security holders       363,000             $9.59               87,000

----------------------------------------------------------------------------

Equity compensation
plans not approved
by security holders      None               N/A                 None

----------------------------------------------------------------------------
     Total             363,000             $9.59               87,000
----------------------------------------------------------------------------



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

RESULTS OF OPERATIONS

For the Year Ended June 30, 2003 as compared to June 30, 2002.

The Company had net income of $2,567,000 for the year ended June 30, 2003 as compared to a net loss of $4,204,000 for the year ended June 30, 2002. This change was primarily attributable to the Company's net gains from marketable securities in fiscal 2003 compared to net losses in fiscal 2002. This increase was partially offset by the gain on sale of real estate realized in fiscal 2002, a loss on early extinguishment of debt in fiscal 2003, a decrease in equity in net income of Justice Investors and an increase in margin interest and trading expenses.

Income (loss) from real estate operations change to a loss of $1,049,000 from income of $9,162,000. This was primarily due to the $10,277,000 gain on sale of the St. Louis, Missouri property recognized in fiscal 2002. During fiscal 2003, the Company also recognized a loss of $645,000 on the early extinguishment of debt related to a refinancing of the Parsippany, New Jersey property. Rental income increased to $14,148,000 from $12,800,000 while property related expenses increased to $14,552,000 from $13,915,000 respectively. The increase in rental income was due to the increase in occupancy at one of the Austin, Texas properties as the result of the completion of major renovations, the increase in occupancy and higher rental rates at its New Jersey, Missouri and San Antonio, Texas properties and to a lesser extent higher rental rates at the majority of its California properties.  The increase was offset by the disposition of the St. Louis
property in August 2001.   Property operating expenses increased to $6,873,000
from $6,545,000 primarily due to the increase in insurance and utility expenses Property related expenses increased by 5% versus the 11% increase in rental income due to management efforts to keep operating expenses down while increasing rental income.

The decrease in equity in net income of Justice Investors to $1,393,000 in fiscal 2003 from $2,160,000 in fiscal 2002 was primarily attributable to the inclusion of approximately $300,000 from an arbitration settlement payment from the hotel lessee in fiscal 2002 and a decline in hotel revenues of approximately 13.3%. Average daily room rates declined to approximately $90 in fiscal 2003 from approximately $115 in fiscal 2002. Although average monthly occupancy rates increased modestly to approximately 67% from 62% in fiscal 2002, the increase was not sufficient to offset the decline in average daily room rates. A combination of factors continued to impact the hotel operations. First, the San Francisco Bay Area has been very slow to recover from the devastating impact that the terrorist attacks of September 11, 2001 had on tourism and the hospitality industry. Second, the weak economy in the Bay Area, as result of the failure of numerous internet and technology companies, coupled with corporate relocations, has decreased business travel. Third, the hotel has faced increased competition from new properties and from higher end properties that have cut room rates in an effort to capture a share of a declining market. Based on industry reports, management is expecting a slow recovery in the San Francisco hotel marketplace.

The Company had income from investment transactions of $4,221,000 for the year ended June 30, 2003 as compared to a loss of $21,087,000 for the year ended June 30, 2002. The change in income (loss) from investment transactions was primarily due to the change in net investment gains (losses) to net gains of $6,601,000 from a loss of $19,447,000 and an increase in dividend and interest income to $336,000 from $312,000 partially offset by the increase in margin interest and trading expenses to $2,716,000 from $1,952,000.

Net gains/losses on marketable securities changed to net gains of $6,601,000 for the year ended June 30, 2003 from net losses of $19,447,000 for the year ended June 30, 2002. This was due to the significant appreciation in the market value of the Company's investment portfolio during the current year. For the year ended June 30, 2003, the Company had net unrealized gains of $9,482,000 and net realized losses of $2,881,000. For the fiscal year ended June 30, 2002, the Company had net unrealized losses of $12,814,000 and realized losses of $6,633,000. Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Margin interest and trading expenses increased to $2,716,000 from $1,952,000 primarily due to a $1,376,000 performance bonus granted to the Company's CEO. The $1,376,000 is comprised of $653,000 cash bonus and the forgiveness of the note receivable and accrued interest from the CEO in amount of $723,000. The increase was offset by the decrease in margin interest expense to $210,000 from $482,000. The decrease in margin interest expense was due to the maintenance of lower average daily margin balances in 2003.

Other income (expense) changed to income of $2,842,000 from an expense of $680,000 primarily as a result of legal settlement on an insurance claim in the amount of $2,700,000. After deduction of attorney's fees and other costs and fees incurred in the litigation, net proceeds of $2,235,000 were received by the Company.

The provision for income taxes changed to a tax expense of $2,199,000 from a tax benefit of $5,094,000 as the result of higher income generated in the current year.

Minority interest changed to minority expense of $802,000 from minority benefit of $3,075,000 as a result of income generated by the Company's subsidiary, Santa Fe during the current year.



MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 178 different equity securities. The Company has no individual position in any security that comprises more than 5% of the equity value of the portfolio. The amount of the Company's investment in any particular issue may increase or decrease, and additions or reductions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reductions in other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2003, the market value of the Company's marketable securities was $54,989,000.

The following table shows the composition of the Company's marketable securities by selected industry groups as of June 30, 2003.

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Electric, pipelines, oil and gas   $ 17,750,000               32.3%
   Semiconductor, software, internet,
    and computer                        10,769,000               19.6%
   Telecommunications                    7,429,000               13.5%
   Airlines and defense                  4,121,000                7.5%
   Retail, food and consumer goods       3,334,000                6.1%
   Chemicals, building materials,
    machinery, metals and mining         3,286,000                6.0%
   Insurance                             2,962,000                5.4%
   REITs, lodging, home builders and
    hotels                               2,619,000                4.8%
   Other                                 2,719,000                4.8%
                                        ----------              ------
                                      $ 54,989,000              100.0%
                                        ==========              ======


The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the year ended June 30, 2003 and 2002.

                                           2003                   2002
                                       ------------           ------------
Net investment gains(losses)           $  6,601,000           $(19,447,000)
Dividend & interest income                  336,000                312,000
Margin interest                            (210,000)              (482,000)
Trading expenses                         (2,506,000)            (1,470,000)
                                       ------------           ------------
Investment income (loss)               $  4,221,000           $(21,087,000)
                                       ============           ============



FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both.
The Company used cash flow of $6,399,000 from operating activities, used net cash flow of $1,616,000 from investing activities, and generated net cash flow of $7,991,000 from financing activities during the year ended June 30, 2003.

During the year ended June 30, 2003, the Company improved properties in the aggregate amount of $1,679,000. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, shares of its Common Stock. Such repurchases may be made at the discretion of management and depending upon market conditions. During the year ended June 30, 2003, the Company acquired an additional 211,030 shares of its Common Stock for $2,082,000. Approximately 57,000 shares remain eligible for Company to repurchase under that authorization.

Management also anticipates that the net cash flow generated from future operating activities will be sufficient to meet its long-term debt service requirements.

The Company has no off balance sheet arrangements.

The Company's contractual obligations and commercial commitments are its mortgages. The annual principal payments on the mortgages for the five-year period commencing July 1, 2003 are approximately as follows:


                 Year ending June 30,
                      2004               $ 1,355,000
                      2005                 1,449,000
                      2006                 5,427,000
                      2007                 2,710,000
                      2008                 5,602,000
                      Thereafter          49,573,000
                                         -----------
                       Total             $66,116,000
                                         ===========


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


CRITICAL ACCOUNTING POLICIES

The Company reviews its long-lived assets including its investment in real estate and other investments for impairment when circumstances indicate that a potential loss in carrying value may have occurred. To the extent that projected future undiscounted cash flows from the operation of the hotel property, owned through the Company's investment in Justice Investors, and rental properties are less than the carrying value of the assets, the carrying value of the assets are reduced to their fair value. For other investments, the Company reviews the investment's operating results, financial position and other relevant factors to determine whether the estimated fair value of the asset is less than the carrying value of the asset.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings. The Company's other accounting policies are straightforward in their application.

Item 7.  Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                             Page
                                                                       ----
Report of Independent Auditors                                          21

Consolidated Balance Sheet at June 30, 2003                             22

Consolidated Statements of Operations for the
  years ended June 30, 2003 and June 30, 2002                           23

Consolidated Statements of Shareholders' Equity for the years
  ended June 30, 2003 and June 30, 2002                                 24

Consolidated Statements of Cash Flows for the years ended
  June 30, 2003 and June 30, 2002                                       25

Notes to Consolidated Financial Statements                              26

                   Report of Independent Auditors

To the Board of Directors and
Shareholders of The InterGroup Corporation

In our opinion, the accompanying consolidated balance sheets and the related statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of The InterGroup Corporation at June 30, 2003, and the results of its operations and its cash flows for the years ended June 30, 2003 and June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Los Angeles, California
September 26, 2003

                        THE INTERGROUP CORPORATION
                        CONSOLIDATED BALANCE SHEET

As of June 30,                                                 2003
                                                            -----------
                             ASSETS

Investment in real estate, at cost:
 Land                                                     $  25,704,000
 Buildings, improvements and equipment                       55,029,000
 Property held for sale or development                          918,000
                                                            -----------
                                                             81,651,000
 Less: accumulated depreciation                             (18,681,000)
                                                            -----------
                                                             62,970,000
Investment in Justice Investors                               8,874,000
Cash and cash equivalents                                     1,859,000
Restricted cash                                               3,511,000
Investment in marketable securities                          54,989,000
Prepaid expenses and other assets                             3,392,000
                                                            -----------
        Total Assets                                      $ 135,595,000
                                                            ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Mortgage notes payable                                   $  66,116,000
 Due to securities brokers                                   20,321,000
 Obligation for securities sold                              16,489,000
 Accounts payable and other liabilities                       4,423,000
 Deferred income taxes                                        5,471,000
                                                            -----------
        Total Liabilities                                   112,820,000
                                                            -----------
Minority Interest                                             8,796,000
                                                            -----------
Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $.01 par value, 2,500,000 shares
  authorized; none issued                                             -
Common stock - Class A, $.01 par value, 2,500,000
  shares authorized: none issued                                      -
Common stock, $.01 par value, 4,000,000 shares
  authorized; 3,193,745 shares issued and 2,530,384
  outstanding                                                    21,000
Additional paid-in capital                                    8,686,000
Retained earnings                                            11,662,000
Treasury stock, at cost, 663,361 shares                      (6,390,000)
                                                            -----------
        Total Shareholders' Equity                           13,979,000
                                                            -----------
        Total Liabilities and Shareholders' Equity        $ 135,595,000
                                                            ===========

The accompanying notes are an integral part of the consolidated financial statements.

                            THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


For the Year Ended June 30,                           2003           2002
                                                   -----------    -----------
Real estate operations:
  Rental income                                   $ 14,148,000   $ 12,800,000
  Rental expenses:
    Property operating expenses                     (6,873,000)    (6,545,000)
    Mortgage interest expense                       (3,394,000)    (3,371,000)
    Real estate taxes                               (1,561,000)    (1,506,000)
    Depreciation                                    (2,724,000)    (2,493,000)
                                                   -----------    -----------
                                                      (404,000)    (1,115,000)

    Gain on sale of real estate                              -     10,277,000
    Loss on early extinguishment of debt              (645,000)             -
                                                   -----------    -----------
    (Loss) income from real estate operations       (1,049,000)     9,162,000
                                                   -----------    -----------

Equity in net income of Justice Investors            1,404,000      2,160,000
                                                   -----------    -----------
Investment transactions:
  Net investment gains (losses)                      6,601,000    (19,447,000)
  Dividend and interest income                         336,000        312,000
  Margin interest and trading expenses              (2,716,000)    (1,952,000)
                                                   -----------    -----------
    Income(loss) from investment transactions        4,221,000    (21,087,000)
                                                   -----------    -----------
Other income(expense):
  General and administrative expenses               (1,850,000)    (1,928,000)
  Other income (expense)                             2,842,000       (680,000)
                                                   -----------    -----------
    Other income (expense)                             992,000     (2,608,000)
                                                   -----------    -----------
Income(loss) before provision for income
 taxes and minority interest                         5,568,000    (12,373,000)

Provision for income tax (expense) benefit          (2,199,000)     5,094,000
                                                   -----------    -----------
Income(loss) before minority interest                3,369,000     (7,279,000)

Minority interest                                     (802,000)     3,075,000
                                                   -----------    -----------
Net income (loss)                                    2,567,000   $ (4,204,000)
                                                   ===========    ===========
Basic earnings (loss) per share                   $       0.95   $      (1.51)
                                                   ===========    ===========
Weighted average number of shares outstanding        2,710,646      2,788,975
                                                   ===========    ===========
Diluted income (loss) per share                   $       0.86   $      (1.51)
                                                   ===========    ===========
Diluted weighted average number of shares
 outstanding                                         2,998,646      2,788,975
                                                   ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          THE INTERGROUP CORPORATION
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                            Additional                                   Note
                   Common    paid-in       Retained      Treasury
receivable
                    stock     capital      earnings       Stock       stock
options    Total
                   -------   ----------   -----------    -----------  ----------
---  ----------
Balance at
 June 30, 2001     $21,000   $8,686,000   $13,299,000    $(3,623,000)
$(1,438,000)  $16,945,000

Net loss                                   (4,204,000)
(4,204,000)

Purchase of
 treasury stock                                             (685,000)
(685,000)
                   -------   ----------   -----------    -----------   ---------
--   -----------
Balance at
 June 30, 2002      21,000    8,686,000     9,095,000     (4,308,000)
(1,438,000)   12,056,000

Net income                                  2,567,000
2,567,000

Purchase of
 treasury stock                                           (2,082,000)
(2,082,000)

Settlement of
 note receivable
1,438,000     1,438,000

                   -------   ----------   -----------    -----------   ---------
--   -----------
Balance at
 June 30, 2003    $21,000   $8,686,000   $11,662,000    $(6,390,000)  $
-   $13,979,000
                   =======   ==========   ===========    ===========
===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         THE INTERGROUP COPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Year Ended June 30,                        2002           2002
                                               -----------    -----------
Cash flows from operating activities:
Net income (loss)                              $ 2,567,000    $(4,204,000)
Adjustments to reconcile net income (loss)
 to cash used in operating activities:
  Depreciation of real estate                    2,724,000      2,493,000
  Gain on sale of real estate                            -    (10,277,000)
  Equity in net income of Justice Investors     (1,404,000)    (2,160,000)
  Net unrealized (gain) loss on investments     (9,482,000)    12,814,000
  Minority interest                                802,000     (3,075,000)
  Changes in assets and liabilities:
   Restricted cash                              (2,539,000)       170,000
   Prepaid expenses and other assets            (2,087,000)       437,000
   Investment in marketable securities         (38,168,000)    24,080,000
   Other investments                              (107,000)       892,000
   Accounts payable and other liabilities          175,000     (1,351,000)
   Due to securities broker                     19,742,000     (2,288,000)
   Obligations for securities sold              15,998,000    (18,186,000)
   Deferred taxes                                3,942,000     (4,456,000)
   Settlement of note receivable                 1,438,000              -
                                               -----------    ------------
Net cash used in operating activities           (6,399,000)    (5,111,000)
                                               -----------   ------------
Cash flows from investing activities:
  Additions to buildings, improvements and
   equipment                                    (1,679,000)    (2,734,000)
  Investment in real estate                        (52,000)    (4,861,000)
  Proceeds from sale of real estate                      -     13,862,000
  Investment in Santa Fe                        (1,859,000)             -
  Distributions from Justice Investors           1,974,000      3,263,000
                                               -----------    -----------
Net cash (used in) provided by
investing activities                            (1,616,000)     9,530,000
                                               -----------    -----------
Cash flows from financing activities:
  Principal payments on mortgage notes payable (14,591,000)    (5,335,000)
  Borrowings from mortgage notes payable        28,778,000      2,732,000
  Repayment of line of credit                   (4,000,000)             -
  Dividends paid to minority shareholders         (114,000)      (126,000)
  Purchase of treasury stock                    (2,082,000)      (685,000)
                                               -----------    -----------
Net cash provided by (used in)
 financing activities                            7,991,000     (3,414,000)
                                               -----------    -----------
Net (decrease) increase in cash and cash
 equivalents                                       (24,000)     1,005,000
Cash and cash equivalents at beginning of
 period                                          1,883,000        878,000
                                               -----------    -----------
Cash and cash equivalents at end of period     $ 1,859,000    $ 1,883,000
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

As of June 30, 2003 and 2002, the Company had the power to vote 68.8% and 57.2%, respectively, of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (Nasdaq SmallCap: SFEF). Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("PSI"), which derives its revenue primarily as a general partner and a 49.8% limited partner in Justice Investors ("Justice"), a California limited partnership. Justice owns the land, improvements and leaseholds known as the Holiday Inn Financial District/Chinatown, a 566-room hotel in San Francisco, California. On June 30, 1998, the Company's Chairman and President entered into a voting trust giving the Company the power to vote the shares of Santa Fe common stock that he owned. As a result of this agreement, the Company had the power to vote on an additional 4% of the voting shares of Santa Fe.

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

The Company reviews for the impairment of its rental property assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If expected future cash flows (undiscounted and excluding interest costs) are less than the carrying value of the rental asset, the asset is written down to its fair value. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived asset. No impairment losses have been recorded in 2003 and 2002.

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, marketable securities, other investments, mortgage notes payable, amounts due securities brokers and obligations for securities sold approximates fair value. The fair value of mortgage notes payable is estimated using discounted cash flows of future payments based on the borrowing rates available to the Company for debt with similar terms and maturities.


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

As required by FAS 123, the Company has determined the pro-forma information as if the Company had accounted for stock options granted since January 1, 1998, under the fair value method of FAS 123. The Black-Scholes option pricing model was used with the following weighted-average assumptions for 2003; risk-free interest rate of 2.04%; dividend yield of 0%; expected Common Stock market price volatility factor of 36.44; and a weighted-average expected life of the options of 5.8 years. The weighted-average fair value of options granted in fiscal years 2003 and 2002 were $6.35 and $2.61 per share, respectively. The aggregate fair value of the options granted in fiscal years 2003 and 2002 were $95,000 and $26,100, respectively.

Stock based compensation is accounted for under APB 25 and accordingly, no compensation cost has been recognized for stock options in the financial statements. Had compensation cost been determined based upon the fair value of the stock options at grant date and consistent with FAS 123, the Company's pro forma net loss and net loss per share (based on 16,500 and 47,500 options vesting in fiscal years 2003 and 2002, respectively) are as follows:

                                               2003           2002
                                           -----------     ----------
  Net income(loss) - as reported          $ 2,567,000    $(4,204,000)
  Net income(loss) - pro forma            $ 2,463,000    $(4,243,000)
  Income(loss) per share - as reported         $ 0.95         $(1.51)
  Income(loss) per share - pro forma           $ 0.91         $(1.49)

The difference between the net income (loss) as reported and the pro forma net income (loss) is due to subtraction of the fair market value of the vested stock options of $104,000 and $39,000, respectively, for the fiscal years ended June 30, 2003 and 2002.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As of June 30, 2003, the Company had 288,000 stock options that were considered potentially dilutive common shares. These amounts were included in the calculation for diluted earnings per share.

Recently Issued Accounting Standards

In November 2002, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which requires elaborating on the disclosures that must be made by a guarantor in its financial statements about its obligations under certain guarantees. It also requires that a guarantor recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were required at December 31, 2002 and the recognition requirements of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The application of FIN 45 did not have a material impact on the Company.

In January 2003, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 defines variable interest entities as a corporation, partnership, trusts, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The application of FIN 46 did not have a material impact on the Company.

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

In April 2003, The Financial Accounting Standards Board (FASB) issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. The new guidance amends FAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to FAS 133,
(b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in FAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. FAS 149 did not have a material impact on the Company's financial statements.

Statement of Financial Standards No. 150, Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity, which establishes standards for how an issuer is to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments that would previously have been classified as equity as liabilities (or as assets in some circumstances). Specifically, FAS 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable; financial instruments that embody an obligation to repurchase the issuer's equity shares or are indexed to such an obligation; or financial instruments that embody an unconditional obligation or a conditional obligation that can be settled in certain ways be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 25, 2003. FAS 150 did not have a material impact on the Company's financial statements.


2.  Investment in Real Estate:

At June 30, 2003, the Company's investment in real estate consisted of properties located throughout the United States. These properties include twenty two apartment complexes, one single-family house as a strategic investment, and two commercial real estate properties, one of which serves as the Company's corporate headquarters. All apartment complexes and the single-family house are completed, operating properties.

On August 2, 2001, the Company was awarded $13,862,000 from the Circuit court of St. Louis County, Missouri, which granted the City of St. Louis permission to take possession of the 176-unit St. Louis, Missouri apartment complex in a condemnation action filed by the City of St. Louis. The Company realized a gain of $10,277,000 and received net proceeds of $9,255,000 after payment of the mortgage on the property, costs and attorneys' fees. On August 10, 2001, the City of St. Louis filed Exceptions to the Commissioners' Report challenging the amount of the award to the Company. On August 14, 2003, the Company entered into a settlement with the City and the obligation was satisfied with the payment of $700,000. This amount was properly reserved for in the prior year.

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


3.  Marketable Securities and Other Investments:

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings. For the year ended June 30, 2003, net gains on marketable securities of $6,601,000 included net unrealized gains of $9,482,000 and net realized losses of $2,881,000. For the year ended June 30, 2002, net investment losses of $19,447,000 included net unrealized losses of $12,814,000 and net realized losses of $6,633,000.

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

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2003, the Company had obligations for securities sold (equities short) of $16,489,000 and had no naked short positions.

The Company also invests with the approval of the Securities Investment Committee, in unlisted companies, through private placements. These investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and are reviewed for impairment on a periodic basis. As of June 30, 2003, the Company had investments in unlisted companies (other investments) of $3,687,000 with a reserve for loss on other investments totaling $3,049,000. The investment is presented net of the reserve and is included on the balance sheet in prepaid expenses and other assets.

Other investments are reviewed on a periodic basis bases on a review of the most recent financial statements of the unlisted company. Factors such as revenue, cash flows and financial position and other information pertaining to the Company are reviewed and evaluated to determine if an impairment loss has occurred.

4.  Investment in Justice Investors:

The consolidated accounts include a 49.8% interest in Justice Investors ("Justice"), a limited partnership. Justice owns the land improvements and leasehold known as the Financial District Holiday Inn, a 565-room hotel in San Francisco, California. Portsmouth is both a general and limited partner in Justice that oversees operations and shares management responsibilities. Portsmouth records its investment in Justice on the equity basis.

The Company amortizes the difference between the cost basis of its investment in Justice Investors and its share of the net assets allocable to depreciable assets of Justice Investors over 40 years.

For the Company's investment in Justice, to the extent that projected future undiscounted cash flows from the operation of the Company's hotel property are less than the carrying value of the asset, the investment would be considered permanently impaired and the carrying value of the asset would be reduced to its fair value.

Condensed financial statements for Justice Investors are as follows:


                     JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of June 30,                                                 2003
                                                            ----------
Assets
Total current assets                                       $   126,360
Property, plant and equipment, net of
  accumulated depreciation of $12,589,362                    5,622,698
Land                                                         1,124,128
Loan fees and deferred lease costs,
  net of accumulated amortization of $256,918                   53,570
                                                            ----------
    Total assets                                           $ 6,926,756
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $    49,419
Long term debt                                               3,687,312
Partners' capital                                            3,190,025
                                                            ----------
    Total liabilities and partners' capital                $ 6,926,756
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the twelve months ended June 30,           2003            2002
                                            ----------      ----------
Revenues                                   $ 3,970,868     $ 5,180,311
Costs and expenses                            (873,097)       (843,187)
                                            ----------      ----------
Net income                                 $ 3,097,771     $ 4,337,124
                                            ==========      ==========


5.  Mortgage Notes Payable:

At June 30, 2003, the Company had mortgage debt outstanding of $66,116,000. The mortgages carry variable rates from 3.95% and fixed rates ranging from 5.43% to 9.22%. In December 2002, the Company refinanced the $3,513,000 and the $4,000,000 line of credit and obtained a $10,118,000 loan. In April 2003, the Company refinanced the $4,858,000 loan and obtained a $10,560,000 loan.
In June 2003, the Company refinanced the $5,347,000 loan and obtained a $8,100,000 loan.

Each mortgage is secured by its respective land and building. Mortgage notes payable secured by real estate are comprised of the following information as of June 30, 2003:


                Number    Acquisition         Note         Mortgage   Interest
  Property      of Units      Date          Maturity        Balance     Rate
                                               Date
------------  ----------- --------------   ------------    ---------    ------
Morris County      151    September 1967   May       2013 $10,550,000   5.430%
St. Louis          264    November  1968   July      2008   5,639,000   6.734%
Florence           157    December  1972   May       2006   4,062,000   7.925%
Irving             224    September 1994   January   2008   4,327,000   7.010%
Irving              54    November  2000   July      2006   1,198,000   9.220%
San Antonio        132    June      1993   December  2008   3,093,000   6.615%
Houston            442    February  1997   January   2013  10,044,000   5.800%
Austin             249    November  1999   July      2023   8,100,000   5.460%
Austin             112    September 2001   September 2009   2,234,000   8.225%
Los Angeles         12    July      1999   August    2029     742,000   6.850%
Los Angeles         27    September 1999   October   2029   1,885,000   7.730%
Los Angeles         14    October   1999   November  2029   1,112,000   7.890%
Los Angeles         10    November  1999   December  2029     830,000   7.950%
Los Angeles         31    May       2000   June      2030   2,148,000   3.947%
Los Angeles         30    July      2000   August    2028   2,668,000   7.576%
Los Angeles          4    July      2000   August    2030     585,000   7.590%
Los Angeles          4    July      2000   August    2030     444,000   7.590%
Los Angeles          5    August    2000   September 2030     480,000   5.778%
Los Angeles          7    August    2000   August    2030     650,000   5.778%
Los Angeles          1    November  2000   December  2030     476,000   8.435%
Los Angeles         24    March     2001   April     2031   1,760,000   7.150%
Los Angeles          8    May       2001   May       2031     579,000   7.000%
Los Angeles          3    February  2002   February  2032     455,000   6.450%
Los Angeles    Office     March     1999   April     2009   1,224,000   8.260%
Los Angeles    Office     September 2000   December  2013     831,000   7.500%



The annual combined aggregate principal payments on the mortgage notes payable for the five-year period commencing July 1, 2003, and thereafter, are as follows:

                 Year ending June 30,
                      2004               $ 1,355,000
                      2005                 1,449,000
                      2006                 5,427,000
                      2007                 2,710,000
                      2008                 5,602,000
                      Thereafter          49,573,000
                                         -----------
                       Total             $66,116,000
                                         ===========

At June 30, 2003, the total outstanding mortgage balance approximates the estimated fair value of the outstanding debt.

6.  Income Taxes:

The provision for the Company's income tax benefit is comprised of the following:

                                                Year Ended June 30,
                                              2003               2002
                                           ----------         ----------
Current tax benefit                       $ 1,743,000        $ 3,085,000
Deferred tax benefit (expense)             (3,942,000)         2,009,000
                                           ----------         ----------
                                          $(2,199,000)       $ 5,094,000
                                           ==========         ==========

The components of the deferred tax liability as of June 30, 2003, are as follows:

Net operating loss carryforwards                             $ 3,474,000
Capital loss carryforwards                                     2,863,000
Other                                                            492,000
                                                              ----------
   Gross deferred tax assets                                   6,829,000
                                                              ----------

Deferred real estate gains                                   $(9,369,000)
Unrealized gain on marketable securities                      (1,904,000)
Basis differences in partnerships                               (582,000)
Equity earnings of subsidiaries                                 (445,000)
                                                              ----------
   Gross deferred tax liabilities                            (12,300,000)
                                                              ----------

Net deferred tax liability                                   $(5,471,000)
                                                              ==========

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:

                                                     Year Ended June 30,
                                                     2003           2002
                                                 -----------    -----------
Income tax at federal statutory rates           $  1,870,000   $ (4,189,000)
State income taxes, net of federal benefit           386,000       (739,000)
Other                                                (57,000)      (166,000)
                                                 -----------    -----------
   Total income tax expense (benefit)           $  2,199,000   $ (5,094,000)
                                                 ===========    ===========


As of June 30, 2003, the Company had a net operating losses available for carryforward of approximately $9,177,000. The carryforward expires in varying amounts through the year 2021. The Company also has capital losses available for carryforward of $3,463,000 that expire in varying amounts through 2006.

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

Information below represents reported segments for the years ended June 30, 2003 and 2002. Operating income for rental properties consist of rental income. Operating income from Justice Investors consist of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains (losses) and dividend and interest income.

                                 Real Estate
                           -------------------------
Year ended                    Rental       Justice     Investment
June 30, 2003               Properties    Investors    Transactions     Other
Total
                           -----------   -----------   -----------   -----------
------------
Operating income            $14,148,000   $ 1,404,000  $  6,937,000   $
-   $ 22,489,000
Operating expenses           (6,873,000)            -    (2,716,000)
-     (9,589,000)
Real estate taxes            (1,561,000)            -             -
-     (1,561,000)
                            -----------   -----------   -----------   ----------
-   ------------
Net operating income          5,714,000     1,404,000     4,221,000
-     11,339,000

Mortgage interest expense    (3,394,000)            -             -
-     (3,394,000)
Depreciation                 (2,724,000)            -             -
-     (2,724,000)
Loss on early extinguishment
 of debt                       (645,000)            -             -
-       (645,000)
General and administrative
  expenses                            -             -             -
(1,850,000)    (1,850,000)
Other income                           -            -             -
2,842,000)     2,842,000
Income tax expense                    -             -             -
(2,199,000)    (2,199,000)
Minority interest                     -             -             -
(802,000)      (802,000)
                            -----------   -----------   -----------   ----------
-   ------------
Net income (loss)           $(1,049,000)  $ 1,404,000  $  4,221,000
$(2,009,000)  $  2,567,000
                            ===========   ===========   ===========
===========   ============
Total Assets                $62,970,000   $ 8,874,000  $ 54,989,000   $
8,762,000   $135,595,000
                            ===========   ===========   ===========
===========   ============

                                  Real Estate
                            -------------------------
Year ended                     Rental       Justice     Investment
June 30, 2002                Properties    Investors    Transactions     Other
Total
                            -----------   -----------   -----------   ----------
-   ------------
Operating income(loss)      $12,800,000   $ 2,160,000  $(19,135,000)  $
-   $ (4,175,000)
Operating expenses           (6,545,000)            -    (1,952,000)
-     (8,497,000)
Real estate taxes            (1,506,000)            -             -
-     (1,506,000)
                            -----------   -----------   -----------   ----------
-   ------------
Net operating income(loss)   4,749,000     2,160,000   (21,087,000)            -
(14,178,000)

Mortgage interest expense    (3,371,000)            -             -
-     (3,371,000)
Depreciation                 (2,493,000)            -             -
-     (2,493,000)
Gain of Sale of Real Estate  10,277,000             -             -
-     10,277,000
General and administrative
  expenses                            -             -             -
(1,928,000)    (1,928,000)
Other expense                          -            -             -
(680,000)      (680,000)
Income tax benefit                    -             -             -
5,094,000      5,094,000
Minority interest                     -             -             -
3,075,000      3,075,000
                            -----------   -----------   -----------   ----------
-   ------------
Net income (loss)           $ 9,162,000   $ 2,160,000  $(21,087,000)  $
5,561,000   $ (4,204,000)
                            ===========   ===========   ===========
===========   ============
Total Assets                $63,942,000   $ 9,857,000  $  6,437,000   $
4,074,000   $ 84,310,000
                            ===========   ===========   ===========
===========   ============

8.  Supplemental Cash Flow Information:

Cash paid for margin interest for the year ended June 30, 2003 and 2002 was $210,000 and $492,000, respectively. Cash paid for interest on mortgage notes payable for the year ended June 30, 2003 and 2002 was $3,240,000 and $3,585,000, respectively. For the year ended June 30, 2003, the Company received a net cash tax refund of $1,485,000. For the year ended June 30, 2003, the Company made tax payments of $564,000.

9.  Stock Option Plans

On December 8, 1998, the Company adopted and authorized a stock option plan (the "1998 Non-employee Directors Plan") for non-employee directors. The 1998 Non-employee Directors Plan provides for the granting of stock options to purchase shares of the Company's common stock to non-employee directors of the Company. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan may not exceed 150,000. During fiscal years 2003 and 2002, the Company granted stock options of 15,000 shares in each respective year, to the directors of the Company. These options have exercise prices of $11.23 and $12.70 per share, respectively. All 15,000 options granted during 2003 were vested. The options have a term of 10 years.

On December 22, 1998, the Company adopted and authorized a stock option plan (the "1998 Key Officers Plan") for selected key officers. The 1998 Plan provides for the granting of stock options to purchase shares of the Company's common stock to key officers of the Company. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan may not exceed 300,000. On December 22, 1998, the Board of Directors of the Company granted a total of 225,000 stock options to the President and Chairman of the Company at an exercise price of $7.92 per share. As of June 30, 2003, all 225,000 options are vested.

Information relating to the stock options during the fiscal years ended June 30, 2003 and 2002 are as follows:

                                      Number of          Weighted-average
                                       Shares            Exercise Price
                                      ----------         ---------------
Unexercised options
  outstanding at June 30, 2001:         333,000                  $ 9.37
Granted                                  15,000                  $12.70
Exercised                                     -                       -
Forfeited                                     -                       -
                                       --------                --------
Unexercised options
  outstanding at June 30, 2002:         348,000                  $ 9.52
Granted                                  15,000                  $11.23
Exercised                                     -                       -
Forfeited                                     -                       -
                                       --------                --------
Unexercised options
  outstanding at June 30, 2003:         363,000                  $ 9.59
                                       ========                ========

Of the total 363,000 unexercised options outstanding as of June 30, 2003, 13,500 are not yet vested.

Unexercised            Range of       Weighted Average  Weighted Average
Options                Exercise Price Exercise Price    Remaining Life
----------------      --------------  ----------------  ----------------
June 30, 2002          $7.92-$29.63      $ 9.52           6.66 years
June 30, 2003          $7.92-$29.63      $ 9.59           5.80 years

10.  Commitments and Contingencies:

On February 2, 2001, a Complaint for Declaratory Relief was filed by the Company's Directors and Officers' Liability insurance carrier, Continental Casualty Company ("CNA"), respecting certain coverage claims relating to litigation filed by a former employee, officer and director, which was settled by the Company. On April 17, 2003, the parties entered into a stipulation and order for dismissal of the above-entitled action following the consummation of a settlement reached at a mediation proceeding on April 7, 2003. The gross settlement amount paid by CNA was $2.7 million. After deduction of attorneys' fees and other costs and fees incurred in the litigation, net proceeds in the amount of $2,235,317 were received by the Company April 22, 2003. On May 5, 2003, an Order for Dismissal with Prejudice was entered in the action.

On August 2, 2001, the Company was awarded $13,862,000 from the Circuit court of St. Louis County, Missouri, which granted the City of St. Louis permission to take possession of the 176-unit St. Louis, Missouri apartment complex in a condemnation action filed by the City of St. Louis. The Company realized a gain of $10,277,000 and received net proceeds of $9,255,000 after payment of the mortgage on the property, costs and attorneys' fees. On August 10, 2001, the City of St. Louis filed Exceptions to the Commissioners' Report challenging the amount of the award to the Company. On August 14, 2003, the Company entered into a settlement with the City and the obligation was satisfied with the payment of $700,000. This amount was properly reserved for in the prior year.

The Company is a defendant or co-defendant in various other legal actions involving various claims incident to the conduct of its business. Most of these claims are covered by insurance. Management does not anticipate the Company to suffer any material liability by reason of such actions.


11.  Related Party Transactions:

Gary N. Jacobs, a Director of the Company, is of Counsel to the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. Through May 31, 2000 he was a senior partner of said firm, which provided legal services to the Company during the years ended June 30, 2003 and 2002. During the years ended June 30, 2003 and 2002, the Company made payments of approximately $689,000 and $484,000, respectively to Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP.

In May 1996, the Company's Chairman and President exercised options to purchase 187,500 shares of Common Stock at a price of $7.67 per share through a full recourse note due the Company on demand with an original due date of

May 16 2001. On May 2, 2001, the Company extended the due date to May 16, 2003. The note bore interest floating at the lower of 10% or the prime rate (4.25% at June 30, 2003) with interest payable quarterly. On May 16, 2003, the Chairman settled his related party promissory note to the Company in the principal amount of $1,437,500. The Chairman made a cash payment to the Company in the amount of $722,683, which was equal to one half of the principal and accrued interest due on the note. The balance of the obligation was satisfied through the forgiveness of debt and has been recorded under margin interest and trading expenses. The transaction was approved by the disinterested members of the Company's Board of Directors and by its Audit Committee. The amounts due on the note had been reflected as a reduction in shareholders' equity on the Company's balance sheet.


12. Subsequent Events:

In July 2003, the Company refinanced a $2,141,000 real estate loan and obtained a new $4,215,000 loan on one of its Los Angeles, California properties.

In August 2003, the Company purchased a real estate property in Los Angeles, California for $700,000 cash.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


Item 8A. Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

(b) Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2003:

                         Position with
    Name                  the Company         Age     Term to Expire
------------------     ------------------     ---    -----------------
Class A Directors:

John V. Winfield      Chairman of the Board;   56     2003 Annual Meeting
(1)(4)(6)(7)(8)       President and Chief
                      Executive Officer

Josef A.              Director and Vice        55     2003 Annual Meeting
Grunwald (2)(7)       Chairman of the Board

Class B Directors:

Gary N. Jacobs
(1)(6)(7)(8)          Secretary; Director      58     2004 Annual Meeting

William J. Nance (1)
(2)(3)(4)(6)(7)       Director                 59     2004 Annual Meeting

Class C Directors:

Mildred Bond
Roxborough (2)(5)     Director                 76     2005 Annual Meeting

John C. Love          Director                 63     2005 Annual Meeting
(3)(4)(5)(8)

Other Executive Officers:

David C. Gonzalez     Vice President           36      N/A
                      Real Estate

Michael G. Zybala     Asst. Secretary          51      N/A

David T. Nguyen       Treasurer and            30      N/A
                      Controller

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

Business Experience:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield -- Mr. Winfield was first appointed to the Board in 1982. He currently serves as the Company's Chairman of the Board, President and Chief Executive Officer, having first been appointed as such in 1987. Mr. Winfield also serves as President, Chairman and Chief Executive Officer of Santa Fe Financial Corporation ("Santa Fe") and Portsmouth Square, Inc. ("Portsmouth"), both public companies.

Josef A. Grunwald -- Mr. Grunwald is an industrial, commercial and residential real estate developer. He serves as Chairman of PDG N.V. (Belgium), a hotel management company, and President of I.B.E. Services S.A. (Belgium), an international trading company. Mr. Grunwald was first elected to the Board in 1987 and named Vice Chairman on January 30, 2002. Mr. Grunwald is also a Director of Portsmouth.

William J. Nance -- Mr. Nance is a Certified Public Accountant and private consultant to the real estate and banking industries. He also serves as President of Century Plaza Printer, Inc. Mr. Nance was first elected to the Board in 1984. He was appointed Treasurer, Chief
Operating Officer and Chief Financial Officer in 1987 and served in those positions until January 2000. Mr. Nance is also a Director of Santa Fe and Portsmouth.

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

Gary N. Jacobs -- Mr. Jacobs was appointed to the Board and as Secretary in 1998. Mr. Jacobs is Executive Vice President, General Counsel, Secretary and a Director of MGM MIRAGE (NYSE: MGG) and Of Counsel to the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. Through May 31, 2000, he was a partner of said firm and the head of the corporate department.

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

David C. Gonzalez -- Mr. Gonzalez was appointed Vice President Real Estate of the Company on January 31, 2001. Over the past 14 years, Mr. Gonzalez has served in numerous capacities with the Company, including Controller and Director of Real Estate.

David T. Nguyen - Mr. Nguyen was appointed as Treasurer of the Company on February 26, 2003. Mr. Nguyen also serves as Treasurer of Santa Fe and Portsmouth, having been appointed to those positions on February 27, 2003. Mr. Nguyen is a Certified Public Accountant and, from 1995 to 1998, was employed by PricewaterhouseCoopers where he was a Senior Accountant specializing in real estate. Mr. Nguyen was the Company's Controller from 1998 to 2001 and from 2003 to the present.


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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2003 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Item 10.  Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the named Executive Officers of the Company who earned more than $100,000 (salary and bonus) for all services rendered to the Company and its subsidiaries for fiscal years 2003, 2002 and 2001. There are currently no employment contracts with the Executive Officers.

                           SUMMARY COMPENSATION TABLE
                                                                        Long-
Term
                                    Annual Compensation
Compensation
                                    -------------------                ---------
---
                                                                         Awards
                                                                         ------

Securities
Name and Principal                                     Other Annual
Underlying
Position                  Year     Salary      Bonus   Compensation
Options/SARs
-------------------      ------   -------      ------  -------------   ---------
---
John V. Winfield
Chairman; President       2003   $437,000(1)  $653,533(2) $786,290(3)
-
and Chief Executive       2002   $500,750(1)  $      -    $ 80,359(3)
-
Officer                   2001   $522,000(1)  $      -    $ 69,322(3)
-

Michael G. Zybala         2003   $ 63,000(4)  $  2,600
-
Assistant Secretary       2002   $117,400(4)  $  4,000          -
-
and Counsel               2001   $131,028(4)  $ 15,000          -
-

David C. Gonzalez         2003   $156,672(5)  $ 20,000          -
-
Vice President            2002   $186,672(5)  $100,000          -
-
Real Estate               2001   $141,608     $ 75,000          -
15,000(6)
---------------------

(1) Mr. Winfield also serves as President and Chairman of the Board of the Company's subsidiary, Santa Fe, and Santa Fe's subsidiary, Portsmouth. Mr. Winfield received salary and directors fees of $211,750, $242,000 and $252,000 from those entities during fiscal years 2003, 2002 and 2001, respectively, which amounts are included in this item.

(2) This amount reflects a performance bonus, paid by the Company's subsidiary Santa Fe and Santa Fe's subsidiary, Portsmouth, based on the results of Mr. Winfield's management of the securities portfolios of those companies for the fiscal year ended June 30, 2003. Of the total amount of the bonus, $242,178 was paid by Santa Fe and $411,355 was paid by Portsmouth.

(3) For fiscal year 2003 this amount includes $722,683 in forgiveness of debt on one half of the principal balance and accrued interest on a promissory note due the Company. Amounts also include an auto allowance and compensation for a portion of the salary of an assistant. The auto allowance was $33,607, $33,607 and $34,322 during fiscal years 2003, 2002 and 2001, respectively. The amount of compensation related to the assistant was approximately $30,000, $46,752 and $35,000 during fiscal years 2003, 2002 and 2001 respectively. During fiscal 2003, 2001 and 2001, the Company also paid annual premiums in the amount of $42,500 for a split dollar whole life insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payment to the beneficiary. During fiscal years 2003, 2002 and 2001 Santa Fe and Portsmouth also paid annual premiums on split dollar policies in the total amount of $42,500.

(4) Mr. Zybala also served as Vice President Operations from in January 1999 to July 15, 2002. His salary and bonuses are allocated approximately 25% to the Company and 75% to Santa Fe and Portsmouth.

(5) Includes $17,922 for an auto lease.

(6) On January 31, 2001, Mr. Gonzalez was granted options to purchase up to 15,000 shares (adjusted for stock split) of the Common Stock of the Company at an exercise price of $13.17 per share, which was the closing price of the Common Stock on the date of grant. The term of the options is for the period beginning January 31, 2002 and ending on January 30, 2011. No options may be exercised prior to January 31, 2003 and vest at a rate of 1,500 shares per year between January 31, 2003 and January 31, 2006, and at a rate of 2,250 shares per year between January 31, 2007 and January 31, 2010.


On July 18, 2003, the disinterested members of the respective Boards of Directors of the Company's subsidiary, Santa Fe and Santa Fe's subsidiary, Portsmouth, established a performance compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the securities portfolios of those companies. The Company's previous experience and results with outside money managers was not acceptable. Pursuant to the criteria established by those Boards of Directors, Mr. Winfield will be entitled to performance compensation for his management of the securities portfolios of those companies equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index. Compensation amounts will be calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the companies have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. The compensation program shall be administered so that total amount of compensation paid to Mr. Winfield in any tax year will not exceed $1 million. This performance compensation program may be modified or terminated at the discretion of the respective Boards of Directors. It is expected that the Compensation Committee and the disinterested members of the Board of Directors of InterGroup will also consider the adoption of an appropriate performance based compensation arrangement for the CEO's management of its securities portfolio.


Internal Revenue Code Limitations
Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation. Since InterGroup, Santa Fe and Portsmouth are each public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity. For fiscal 2003, 2002 and 2001 no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

                  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The Company did not have any individual grants of stock options or Stock Appreciation Rights ("SARs") during the year ended June 30, 2003 to any named executive officer.



              AGGREGATE OPTIONS/SAR EXERCISES IN THE LAST FISCAL YEAR
                  AND FISCAL YEAR END OPTION/SAR VALUES


The following table contains information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs (adjusted for March 31, 2003 stock split):

                                              Number of Securities
              Shares                         Underlying Unexercised      Value
of Unexercised
           Acquired on        Value            Options/SARs as of        In-the-
Money Options/
Name       Exercise (#)     Realized ($)         June 30, 2003            at
June 30, 2003
----       ------------     -----------      -----------------------      ------
--------------
                                           Exercisable/Unexercisable
Exercisable/Unexercisable
                                           -------------------------   ---------
---------------
John V.
Winfield             -      $     -            225,000/0
$360,000/0(1)

David C.
Gonzalez             -      $     -              1,500/13,500                $
0/0(1)
--------------

(1) Based on the closing price of the Company's Common Stock on June 30, 2003 of $9.52 per share.


1998 Stock Option Plan for Non-Employee Directors

On December 8, 1998, the Board of Directors of the Company adopted, subject to stockholder approval and ratification, a 1998 Stock Option Plan for Non-employee Directors (the "Plan"). The stockholders ratified that plan on January 27, 1999.

The stock to be offered under the Plan shall be shares of the Company's Common Stock, par value $.01 per share, which may be unissued shares or treasury shares. Subject to certain adjustments upon changes in capitalization, the aggregate number of shares to be delivered upon exercise of all options granted under the Plan shall not exceed 150,000 shares (adjusted for March 31, 2003 stock split). The Plan shall terminate on the earliest to occur of (i) the dates when all of the Common Stock available under the Plan shall have been acquired through the exercise of options granted under the Plan; (ii) 10 years after the date of adoption of the Plan by the Board; or (iii) such other date that the Board may determine.

Pursuant to the Plan, each non-employee director as of the adoption date of the Plan shall be granted on the date thereof: (i) if he or she became a non-employee director prior to January 1, 1998, an option to purchase 8,000 shares of Common Stock; and (ii) if he or she became a non-employee director on or after January 1, 1998, an option to purchase 4,000 shares of Common Stock. Each new non-employee director who is elected to the Board shall automatically be granted an option to purchase 4,000 shares of Common Stock upon the initial date of election to the Board. On each July 1 following the adoption date, each non-employee director shall be granted an option to purchase 3,000 shares of Common Stock (adjusted for stock split) provided he or she holds such position on that date and the number of Common Shares available for grant under the Plan is sufficient to permit such automatic grant.

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

Pursuant to the plan, the following non-employee directors of the Company were granted options during fiscal 2003 to purchase shares of Common Stock: Josef
A. Grunwald (3,000 shares); William J. Nance (3,000 shares); Mildred Bond Roxborough (3,000 shares); Gary N. Jacobs (3,000 shares); and John C. Love (3,000 shares). The exercise price for the options is $11.23 per share, which was the closing price of the Company's Common Stock on the Nasdaq National Market System as of the date of grant on July 1, 2002.



1998 Stock Option Plan for Selected Key Officers,
Employees and Consultants

On December 8, 1998, the Board of Directors of the Company adopted, subject to shareholder approval and ratification, a 1998 Stock Option Plan for selected key officers, employees and consultants (the "Key Employee Plan"). The Key Employee Plan was ratified by the stockholders on January 27, 1999.

The stock to be offered under the Key Employee Plan shall be shares of the Company's Common Stock, par value $.01 per share, which may be unissued shares or treasury shares. Subject to certain adjustments upon changes in capitalization, the aggregate number of shares to be delivered upon exercise of all options granted under the Key Employee Plan shall not exceed 300,000 shares (adjusted for stock split). The Key Employee Plan shall terminate on the earliest to occur of (i) the dates when all of the Common Stock available under the Key Employee Plan shall have been acquired through the exercise of options granted under the Key Employee Plan; (ii) 10 years after the date of adoption of the Key Employee Plan by the Board; or (iii) such other date that the Board may determine.

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

The exercise price of the option shall be determined at the time of grant and shall not be less than 100% of the fair market value of the Common Stock at the time of the grant of the option. The term of the option shall not exceed 10 years from the date on which the option is granted. The vesting schedule for the options and the method or time that when the option may be exercised in whole or in part shall be determined by the Committee. However, in no event shall an option be exercisable within six months of the date of grant in the case of an optionee subject to Section 16(b) of the Exchange Act. Subject to certain exceptions, the option shall terminate six months after the optionee's employment with the Company terminates. No options to purchase shares were granted pursuant to the Key Employee Plan during fiscal 2003.


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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

On March 31, 2003, the Company effectuated a three-for two stock split of its Common Stock in the form of a 50% stock dividend. Any resulting fractional shares were paid in cash.

The following table sets forth, as of September 15, 2003, certain information with respect to the beneficial ownership of Common Stock of the Company, (adjusted for the stock split) owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.


Name and Address of           Amount and Nature
Beneficial Owner (1)         of Beneficial Owner(2)     Percentage(3)
--------------------        ----------------------     -------------

John V. Winfield               1,613,907(4)                 58.6%

Josef A. Grunwald                136,567(3)                  5.4%

William J. Nance                  72,297(3)                  2.9%

Mildred Bond Roxborough           30,525(3)                  1.2%

Gary N. Jacobs                    24,375(3)(5)                 *

John C. Love                      21,000(3)                    *

David C. Gonzalez                 17,250(6)                    *

Michael G. Zybala                      0                       *

David T. Nguyen                        0                       *

All Directors and
Executive Officers as a
Group (9 persons)              1,915,921                    66.6%
------------------
*  Ownership does not exceed 1%.

(1) Unless otherwise indicated, the address for the persons listed is 820 Moraga Drive, Los Angeles, CA 90049.

(2) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

 (3) Percentages are calculated on the basis of 2,530,384 shares of Common Stock outstanding at September 15, 2003 plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. The following options are included in directors shares: Josef A. Grunwald - 27,000; William J. Nance - 27,000; Mildred Bond Roxborough - 27,000; Gary N. Jacobs - 21,000; John C. Love - 21,000.

(4) Includes 225,000 shares of which Mr. Winfield has the right to acquire pursuant to options.

(5) Other than his options, all shares of Mr. Jacobs are held by the Gary and Robin Jacobs Family Trust.

(6) Includes 1,500 shares of which Mr. Gonzalez has a right to acquire pursuant to options.


Changes in Control Arrangements

There are no arrangements that may result in a change in control of the Company.



SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of September 15, 2003 (adjusted for March 31, 2003 stock split), with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category       Securities to     Weighted average   Remaining available
                      be issued       exercise price     for future issuance
                    upon exercise     of outstanding        under equity
                    of outstanding       options         compensation plans
                       options,        warrants and         (excluding
                     warrants and         rights             securities
                       rights                               reflected in
                                                             column (a))
                         (a)                (b)                 (c)
-------------------  ------------      -------------     -------------------
Equity compensation
plans approved by
security holders       363,000             $9.59               87,000

----------------------------------------------------------------------------

Equity compensation
plans not approved
by security holders      None               N/A                 None

----------------------------------------------------------------------------
     Total             363,000             $9.59               87,000
----------------------------------------------------------------------------



Item 12.  Certain Relationships and Related Transactions.

On December 4, 1998, the Administrative and Compensation Committee authorized the Company to obtain whole life and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal 2003 and 2002, the Company paid annual premiums in the amount of approximately $42,500 for the split dollar insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family.

The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

On June 30, 1998, the Company's Chairman and President entered into a voting trust agreement with the Company giving the Company the power to vote his 4.0% interest in the outstanding shares of the Santa Fe common stock.

In May 1996, the Company's Chairman and President exercised options to purchase 187,500 shares of Common Stock at a price of $7.67 per share through a full recourse note in the principal amount of $1,437,500 due to the Company on demand with an original due date of May 16, 2001. Interest on the note was at floating rate at the lower of 10% or the prime rate with interest payable quarterly. On May 2, 2001, the Company extended the due date to May 16, 2003. On May 16, 2003, the Chairman settled his related party promissory note by making a cash payment to the Company in the amount of $722,683.50, which was equal to one half of the principal and accrued interest due on the note. The balance of the obligation was satisfied through the forgiveness of debt. The transaction was approved by the disinterested members of the Company's Board of Directors and by its Audit Committee. The amounts due on the note had been reflected as a reduction in shareholders' equity on the Company's balance sheet. During the fiscal years ended June 30, 2003 and 2002, the Chairman of the Company made interest payments of approximately $55,500 and $76,650 respectively on the note.

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

For fiscal 2003, the Company's subsidiary Santa Fe and Santa Fe's subsidiary, Portsmouth paid the Company's CEO $653,533 in performance bonuses based on the results of Mr. Winfield's management of the securities portfolios of those companies for the fiscal year ended June 30, 2003. Of the total amount of the bonus, $242,178 was paid by Santa Fe and $411,355 was paid by Portsmouth. The bonuses were approved by the disinterested members of the Boards of Directors of Santa Fe and Portsmouth.

Gary N. Jacobs, a Director of the Company, is Of Counsel to the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. Through May 31, 2000 he was a senior partner of said firm, which provided legal services
to the Company during the years ended June 30, 2003 and 2002.   During the
years ended June 30, 2003 and 2002, the Company made payments of approximately $689,000 and $484,000, respectively, to Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP.

Item 13.  Exhibits, List and Reports on Form 8-K.

(a) Listing of Exhibits by Table Number
    -----------------------------------

3.  Certificate of Incorporation and By-Laws *

    Restated Certificate of Incorporation dated February 20, 1998 is incorporated herein by reference to the Company's Form 10-QSB Report filed with the Securities and Exchange Commission on May 15, 1998.

4.  Instruments defining the rights of security holders, including
    Indentures  *

9.  Voting Trust Agreement

    Voting Trust Agreement dated June 30, 1998 between John V. Winfield and The InterGroup Corporation is incorporated by reference to the Company's Form 10-KSB Annual Report filed with the Securities and Exchange Commission on September 28, 1998.

10. Material Contracts

    (a) Note and Exercise Agreement from Mr. John V. Winfield dated May 17, 1996 **

    (b) 1998 Stock Option Plan for Non-Employee Directors approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 ***

    (c) 1998 Stock Option Plan for Selected Key Officers, Employees and Consultants approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 ***

21. Subsidiaries:

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

(21) Intergroup Casa Maria, Inc. (incorporated on April 3, 1997 in TX)
(22) Healthy Planet Communications, Inc. (incorporated July 3, 1997 in CA)
(23) Santa Fe Financial Corporation (incorporated July 25, 1967 in NV)
(24) Portsmouth Square, Inc. (incorporated July 6, 1967 in CA)
(24) 2301 Bel-Air Equity, Inc. (incorporated May 25, 2000 in CA)
(26) 11378 Ovada Properties, Inc. (incorporated June 21, 2000 in CA)
(27) 11371 Ovada Properties, Inc. (incorporated May 25, 2000 in CA)
(28) 11361 Ovada Properties, Inc. (incorporated June 1, 2000 in CA)
(29) 11680 Bellagio Properties, Inc. (incorporated May 25, 2000 in CA)
(30) North Sepulveda Properties, Inc. (incorporated June 21, 2000 in CA)
(31) 11650 Bellagio Properties, Inc. (incorporated August 17, 2000 in CA)
(32) Intergroup Elwood, Inc. (incorporated October 12, 2000 in TX)
(33) 11720 Bellagio Properties, Inc. (incorporated January 17, 2001 in CA)
(34) 636 Acanto Properties, Inc. (incorporated February 15, 2001 in CA)
(35) Intergroup Tollgate Creek, Inc. (incorporated June 14, 2001 in TX)
(36) 614 Acanto Properties, Inc. (incorporated November 7, 2001 in CA)


31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1   Certification of Chief Executive Officer Pursuant to 18
       U.S.C. Section 1350.

32.2   Certification of Chief Financial Officer Pursuant to 18
       U.S.C. Section 1350.

* All Exhibits marked by two asterisks are incorporated herein by reference to the Trust's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on September 6, 1985, Amendment No. 1 to Form S-4 as filed with the Securities and Exchange Commission on October 23, 1985, Exhibit 14 to Form 8 Amendment No. 1 to Form 8 filed with the Securities & Exchange Commission November 1987 and Form 8 Amendment No. 1 Item 4 filed with the Securities & Exchange Commission October 1988.

** All Exhibits marked by five asterisks are incorporated herein by reference to the Company's Form 10-KSB Annual Report filed with the Securities and Exchange Commission on September 16, 1996.

*** All Exhibits marked by six asterisks are incorporated herein by reference to the Company's Schedule 14A filed with the Securities and Exchange Commission on December 21, 1998.


(b) Reports on Form 8-K:
    -------------------

The Company filed the following reports on Form 8-K during the last quarter of the period covered by this Report.

   Date of Report             Item Reported             Description
   ----------------         -------------------       ------------------

   April 17, 2003           Item 5. Other Events      Settlement of
                                                      Insurance Claim

   May 16, 2003             Item 5. Other Events      Payment of Related
                                                      Party Note

Item 14.  Principal Accountant Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2003 and 2002 for professional services rendered by PricewaterhouseCoopers LLP, the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

                        Fiscal 2003 - $122,400
                        Fiscal 2002 - $95,740

There were no fees paid to PricewaterhouseCoopers LLP for "Audit Related Fees", "Tax Fees" or for "Other Fees" as defined in Item 9(e) of Schedule 14A.

All of the services and fees described above were approved by the Company's Audit Committee. It is the Audit Committee's policy to approve all services to be performed by the Company's principal accountant prior to the rendering of those services.

All hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year were attributed to work performed by persons that were the full time, permanent employees of PricewaterhouseCoopers LLP.

                                SIGNATURES
                                ----------

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: September 26, 2003         by /s/ John V. Winfield
      ------------------            ---------------------------------------
                                    John V. Winfield, Chairman of the Board,
                                    President and Chief Executive Officer


Date: September 26, 2003         by /s/ David T. Nguyen
      ------------------             ---------------------------------------
                                    David T. Nguyen, Treasurer and Controller
                                    Controller (Principal Accounting Officer)


Date: September 26, 2003         by /s/ David C. Gonzalez
      ------------------            --------------------------------------
                                    David C. Gonzalez
                                    Vice President Real Estate


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: September 26, 2003            /s/ John V. Winfield
      ------------------            ---------------------------------------
                                    John V. Winfield, Chairman of the Board,
                                    President and Chief Executive Officer

Date: September 26, 2003            /s/ Josef A. Grunwald
      ------------------            ---------------------------------------
                                    Josef A. Grunwald, Vice Chairman of Board

Date: September 26, 2003            /s/ Gary N. Jacobs
      ------------------            ---------------------------------------
                                    Gary N. Jacobs, Director

Date: September 26, 2003            /s/ John C. Love
      ------------------            ---------------------------------------
                                    John C. Love, Director

Date: September 26, 2003            /s/ William J. Nance
      ------------------            ---------------------------------------
                                    William J. Nance, Director

Date: September 26, 2003            /s/ Mildred Bond Roxborough
      ------------------            ---------------------------------------
                                    Mildred Bond Roxborough, Director