Form 10QSB
period 2003-09-30
INTERGROUP CORP
filed 2003-11-14
CIK 69422

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of November 12, 2003 were 2,530,384 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                          THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB


PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet (unaudited)
      As Of September 30, 2003                                        3

    Consolidated Statements of Operations (unaudited)
      For the Three Months Ended September 30, 2003 and 2002          4

    Consolidated Statements of Cash Flows (unaudited)
      For the Three months Ended September 30, 2003 and 2002          5

    Notes to Consolidated Financial Statements                        6

  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                    10

  Item 3. Controls and Procedures                                    14



Part  II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          14

Signatures                                                           15

                          THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)

As of September 30,                                                   2003
                                                                  -----------
                                      ASSETS

 Investment in real estate, at cost:
    Land                                                         $ 26,124,000
    Buildings, improvements and equipment                          55,692,000
    Property held for sale or development                             918,000
                                                                  -----------
                                                                   82,734,000
    Less:  accumulated depreciation                               (19,368,000)
                                                                  -----------
                                                                   63,366,000
  Investment in Justice Investors                                   8,736,000
  Cash and cash equivalents                                         1,127,000
  Restricted cash                                                   3,357,000
  Investment in marketable securities                              62,435,000
  Prepaid expenses and other assets                                 3,443,000
                                                                  -----------
    Total assets                                                 $142,464,000
                                                                  ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Mortgage notes payable                                         $ 67,931,000
  Due to securities broker                                         17,190,000
  Obligation for securities sold                                   25,484,000
  Accounts payable and other liabilities                            3,068,000
  Deferred income taxes                                             5,317,000
                                                                  -----------
    Total liabilities                                             118,990,000
                                                                  -----------
Minority interest                                                   8,894,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,193,745 issued, 2,530,384 outstanding                             21,000
  Common stock, class A $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                12,263,000
  Treasury stock, at cost, 663,361 shares                          (6,390,000)
                                                                  -----------
    Total shareholders' equity                                     14,580,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $142,464,000
                                                                  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the Three Months ended September 30,               2003           2002
                                                   -----------    -----------
Real estate operations:
  Rental income                                   $  3,462,000   $  3,338,000
  Rental expenses:
    Property operating expenses                     (1,747,000)    (1,537,000)
    Mortgage interest expense                         (828,000)      (837,000)
    Real estate taxes                                 (376,000)      (341,000)
    Depreciation                                      (675,000)      (656,000)
                                                   -----------    -----------
Loss from real estate operations                      (164,000)       (33,000)
                                                   -----------    -----------
Equity in net income of Justice Investors              208,000        499,000
                                                   -----------    -----------

Investment transactions:
  Net investment gains(losses)                       2,028,000     (1,289,000)
  Dividend and interest income                         151,000        100,000
  Margin interest and trading expenses                (522,000)      (220,000)
                                                   -----------    -----------
    Income(loss) from investment transactions        1,657,000     (1,409,000)
                                                   -----------    -----------
Other income(expense):
  General and administrative expenses                 (358,000)      (367,000)
  Other income                                          13,000          4,000
                                                   -----------    -----------
    Other expense                                     (345,000)      (363,000)
                                                   -----------    -----------
 Income(loss) before provision for income
  taxes and minority interest                        1,356,000     (1,306,000)

Provision for income tax (expense)benefit             (542,000)       490,000
                                                   -----------    -----------
Income(loss) before minority interest                  814,000       (816,000)
Minority interest                                     (213,000)       281,000
                                                   -----------    -----------
Net income(loss)                                  $    601,000   $   (535,000)
                                                   ===========    ===========
Basic income(loss) per share                      $       0.24   $      (0.19)
                                                   ===========    ===========
Weighted average number of shares outstanding        2,530,384      2,785,821
                                                   ===========    ===========
Diluted income(loss) per share                    $       0.21   $      (0.19)
                                                   ===========    ===========
Diluted weighted average number of shares
 outstanding                                         2,863,384      2,785,821
                                                   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             THE INTEGROUP CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


For the three months ended September 30,                2003           2002
                                                   -----------    -----------
Cash flows from operating activities:
  Net income(loss)                                $    601,000   $   (535,000)
  Adjustments to reconcile net income(loss) to
   cash (used in)provided by operating activities:
    Depreciation of real estate                        675,000        656,000
    Net unrealized gains on investments             (2,408,000)      (517,000)
    Equity in net income from Justice Investors       (208,000)      (499,000)
    Minority interest                                  213,000       (281,000)
    Changes in assets and liabilities:
      Restricted cash                                  154,000         95,000
      Investment in marketable securities           (5,089,000)     3,403,000
      Prepaid expenses and other assets                (51,000)       (79,000)
      Accounts payable and other liabilities        (1,355,000)       313,000
      Due to broker                                 (3,131,000)      (579,000)
      Obligations for securities sold                8,995,000        543,000
      Deferred income taxes                           (154,000)      (887,000)
                                                   -----------    -----------
  Net cash (used in)provided by operating
    activities                                      (1,758,000)     1,633,000
                                                   -----------    -----------
Cash flows from investing activities:

  Investment in real estate                           (700,000)       (41,000)
  Additions to buildings, improvements
   and equipment                                      (371,000)      (474,000)
  Distributions from Justice Investors                 397,000        501,000
                                                   -----------    -----------
  Net cash used in investing activities               (674,000)       (14,000)
                                                   -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable             4,215,000              -
  Principal payments on mortgage notes payable      (2,400,000)      (223,000)
  Purchase of treasury stock                                 -       (210,000)
  Dividends paid to minority shareholders             (115,000)       (63,000)
                                                   -----------    -----------
  Net cash provided by(used in) financing
   activities                                        1,700,000       (496,000)
                                                   -----------    -----------
Net (decrease)increase in cash and cash
   equivalents                                        (732,000)     1,123,000
Cash and cash equivalents at beginning of
 period                                              1,859,000      1,883,000
                                                   -----------    -----------
Cash and cash equivalents at end of period        $  1,127,000   $  3,006,000
                                                   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         THE INTERGROUP CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  General

The consolidated financial statements included herein are unaudited; however, in the opinion of The InterGroup Corporation ("InterGroup" or the "Company"), the interim financial information contains all adjustments, including normal recurring adjustments, necessary to present fairly the results for the interim period. These consolidated financial statements include the accounts of the Company and its subsidiaries and should be read in conjunction with the Company's June 30, 2003 audited consolidated financial statements and notes thereto.

As of September 30, 2003, the Company had the power to vote 68.8% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (Nasdaq SmallCap: SFEF). Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), which derives its revenue primarily as a general partner and a 49.8% limited partner in Justice Investors ("Justice"), a California limited partnership. Justice owns the land, improvements and leaseholds known as the Holiday Inn Financial District/Chinatown, a 566-room hotel in San Francisco, California.

Certain reclassifications have been made to the financial statements as of September 30, 2002 and for the three months then ended to conform to the financial statements as of and for the three months ended September 30, 2003 presentation.

The results of operations for the three months ended September 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2004.

Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As of September 30, 2003, the Company had 333,000 stock options that were considered potentially dilutive common shares. These amounts were included in the calculation for diluted earnings per share.


2. Investment in Real Estate

In August 2003, the Company purchased a property in Los Angeles, California for $700,000 cash.


3.  Marketable Securities:

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings.

For the three months ended September 30, 2003, net gains on marketable securities of $2,028,000 included net unrealized gains of $2,408,000 and net realized losses of $380,000. For the three months ended September 30, 2002, net losses on marketable securities of $1,289,000 included net unrealized gains of $517,000 and net realized losses of $1,806,000.

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of September 30, 2003, the Company had obligations for securities sold(equities short) of $25,484,000.


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

The Company amortizes the difference between the cost basis of its investment in Justice Investors and its share of the net assets allocable to depreciable assets of Justice Investors over 40 yrs.

For the Company's investment in Justice, to the extent that projected future undiscounted cash flows from the operation of the Company's hotel property are less than the carrying value of the asset, the investment would be considered permanently impaired and the carrying value of the asset would be reduced to its fair value.

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of September 30,                                            2003
                                                            ----------
Assets
Total current assets                                       $   146,757
Loan fees and deferred lease costs,
  net of accumulated amortization of $13,293                    45,810
Property, plant and equipment, net of
  accumulated depreciation of $12,751,272                    5,929,551
Construction in progress                                       166,137
Land                                                         1,124,128
                                                            ----------
    Total assets                                           $ 7,412,383
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $   152,013
Long term debt                                               4,331,985
Partners' capital                                            2,928,385
                                                            ----------
    Total liabilities and partners' capital                $ 7,412,383
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30,        2003            2002
                                            ----------      ----------
Revenues                                   $ 1,011,881     $ 1,191,473
Costs and expenses                            (474,208)       (188,888)
                                            ----------      ----------
Net income                                 $   537,673     $ 1,002,585
                                            ==========      ==========


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


6.  Segment Information

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

Information below represents reported segments for the three months ended September 30, 2003 and the three ended September 30, 2002. Operating income for rental properties consists of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains(losses)and dividend and interest income.

                                 Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment
September 30, 2003         Properties     Investors   Transactions     Other          Total
                           -----------   -----------  ------------   -----------   ------------
Operating income           $ 3,462,000   $   208,000   $ 2,179,000  $          -   $  5,849,000
Operating expenses          (1,747,000)            -      (522,000)            -     (2,269,000)
Real estate taxes             (376,000)            -                           -       (376,000)
                           -----------   -----------   -----------   -----------   ------------
Net operating income         1,339,000       208,000     1,657,000             -      3,204,000

Mortgage interest expenses    (828,000)            -             -             -       (828,000)
Depreciation                  (675,000)            -             -             -       (675,000)
General and administrative
  expenses                           -             -             -      (358,000)      (358,000)
Other income                         -             -             -        13,000         13,000
Income tax expense                   -             -             -      (542,000)      (542,000)
Minority interest                    -             -             -      (213,000)      (213,000)
                           -----------   -----------   -----------   -----------   ------------
Net income(loss)           $  (164,000)  $   208,000   $ 1,657,000   $(1,100,000)  $    601,000
                           ===========   ===========   ===========   ===========   ============
Total Assets               $63,366,000   $ 8,736,000   $62,435,000   $ 7,927,000   $142,464,000
                           ===========   ===========   ===========   ===========   ============


                                 Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment
September 30, 2002          Properties    Investors    Transactions     Other          Total
                           -----------   -----------   -----------   -----------   ------------
Operating income(loss)     $ 3,338,000   $   499,000   $(1,189,000)   $        -     $2,648,000
Operating expenses          (1,537,000)            -      (220,000)            -     (1,757,000)
Real estate taxes             (341,000)            -                           -       (341,000)
                           -----------   -----------   -----------   -----------   ------------
Net operating income(loss)   1,460,000       499,000    (1,409,000)           -         550,000

Mortgage interest expenses    (837,000)            -             -             -       (837,000)
Depreciation                  (656,000)            -             -             -       (656,000)
General and administrative
  expenses                           -             -             -      (367,000)      (367,000)
Other income                         -             -             -         4,000          4,000
Income tax benefit                   -             -             -       490,000        490,000
Minority interest                    -             -             -       281,000        281,000
                           -----------   -----------   -----------   -----------   ------------
Net income(loss)               (33,000)      499,000    (1,409,000)      408,000       (535,000)
                           ===========   ===========   ===========   ===========   ============
Total Assets               $63,806,000   $ 9,855,000   $ 3,550,000   $ 5,176,000    $82,387,000
                           ===========   ===========   ===========   ===========   ============



8.  Subsequent Event

In November 2003, the Company obtained $525,000 mortgage loan against the $700,000 real estate property purchased in August 2003.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The discussion below and elsewhere in the Report includes forward-looking statements about the future business results and activities of the Company, which, by their very nature, involve a number of risks and uncertainties. When used in this discussion, the words "estimate", "project", "anticipate" and similar expressions, are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and the securities markets, changes in general economic conditions, local real estate markets, and competition, as well as uncertainties relating to uninsured losses, securities markets, and litigation, including those discussed below and in the Company's Form 10-KSB for the fiscal year ended June 30, 2003 that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2003 Compared to the
Three Months Ended September 30, 2002

The Company had a net income of $601,000 for the three months ended September 30, 2003 compared to net loss of $535,000 for the three months ended September 30, 2002. The change was primarily due to the increase in gains on marketable securities compared to losses and an increase in dividend and interest income partially offset by the decrease in equity in net income from Justice Investors, a higher loss from real estate operations and the increase in margin and trading expenses.

Rental income increased to $3,462,000 from $3,338,000 due to increased rental income from the St. Louis, Missouri property offset by reduced rental income at its Houston, Texas property and to a lesser extent, the California
properties.   Property operating expenses increased to $1,747,000 from
$1,537,000 primarily due to the increase in insurance premiums for all properties and an increase in service expenses at its California properties.

The equity in net income of Justice Investors decreased significantly to $208,000 from $499,000. That decrease was primarily attributable to increased partnership costs in the current quarter for consultants, experts and legal services relating the physical inspection of the hotel and the partnership's enforcement of the lessee's obligations under the lease and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the hotel. Partnership revenues also declined approximately 15% due to a decrease in hotel occupancy rates to approximately 79% from 81% and a decrease in average room rates to approximately $90 from $95. A combination of factors continues to impact the hotel operations. First, the

San Francisco Bay Area has been very slow to recover from the devastating impact that the terrorist attacks of September 11, 2001 had on tourism and the hospitality industry. Second, the weak economy in the Bay Area, as result of the failure of numerous internet and technology companies, coupled with corporate relocations, has decreased business travel. Third, the hotel has faced increased competition from new properties and from higher end properties that have cut room rates in an effort to capture a share of a declining market. Based on industry reports, management is expecting a slow recovery in the San Francisco hotel marketplace.


Net gains(losses) on marketable securities changed to gains of $2,028,000 for the three months ended September 30, 2003 from losses of $1,289,000 for the three months ended September 30, 2002. For the three months ended September 30, 2003, the Company had net unrealized gains of $2,408,000 and net realized losses of $380,000. For the three months ended September 30, 2002, the Company had net unrealized gains of $517,000 and net realized losses of $1,806,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $151,000 from $100,000 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses increased to $522,000 from $220,000 primarily due to the increase in margin interest expense to $318,000 from $43,000 as the result of maintaining higher daily average margin balances.

Income tax (expense)benefit changed to a tax expense of $542,000 from a tax benefit of $490,000 as the result of income generated in the current quarter ended September 30, 2003 versus a loss in the quarter ended September 30, 2002.

Minority interest (expense)benefit changed to an expense of $213,000 from a benefit of $281,000 due to income generated by the Company's subsidiary in the current quarter ended September 30, 2003 versus a loss incurred in the quarter ended September 30, 2002.


MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 184 different equity positions. Only one equity securities was more than 5% of the equity value of the portfolio, with the largest being 6.2%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the composition of the Company's marketable securities by selected industry groups as of September 30, 2003.
                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Electric, pipelines, oil and gas    $17,353,000               27.8%
   Semiconductor, software, internet,
    and computer                         9,422,000               15.2%
   Telecommunications and media          7,810,000               12.5%

   REITs, Lodging, home builders, and
    Hotels                               7,797,000               12.5%
   Insurance and banks                   4,810,000                7.7%
   Chemicals, materials, metals,
    and mining                           4,364,000                7.0%
   Airlines and defense                  4,276,000                6.8%
   Apparel, food and consumer goods      3,763,000                6.0%

   Other                                 2,840,000                4.5%
                                        ----------              ------
                                       $62,435,000              100.0%
                                        ==========              ======


The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the three months ended September 30, 2003 and September 30, 2002, respectively.


                                     Three months ended    Three month ended
                                     September 30, 2003    September 30, 2002
                                       ------------           ------------
Net gain(losses) on marketable
 securities                            $  2,028,000          $  (1,289,000)
Dividend & interest income                  151,000                100,000
Margin interest expense                    (318,000)               (43,000)
Trading and management expenses            (204,000)              (177,000)
                                       ------------           ------------
Investment income (loss)               $  1,657,000          $  (1,409,000)
                                       ============           ============




FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. During the three months ended September 30, 2003, the Company used net cash flow of $1,758,000 from operating activities, used net cash flow of $674,000 from investing activities, and generated net cash flow of $1,700,000 from financing activities.

During the three months ended September 30, 2003, the Company made property improvements in the aggregate amount of $371,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

In July 2003, the Company refinanced a $2,141,000 real estate loan and obtained a new $4,215,000 loan on one of its Los Angeles, California properties.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, shares of its Common Stock. Such repurchases may be made at the discretion of management and depending on market conditions. No repurchases were made during the three months ended September 30, 2003.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of operations.

Management believes that the net cash flow generated from future operating activities and its capital resources will be adequate to meet its current and future obligations.

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

Item 3. Controls and Procedures

(a) Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-QSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

(b) Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                       PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits

    31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

    32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.


  (b) The Company filed the following Reports on Form 8-K - During the quarter ended September 30, 2003:


        Date of Report             Item Reported             Description
       ----------------         -------------------       ------------------

        July 23 2003            Item 5. Other Events      Compliance with
                                and Regulation FD         Nasdaq Listing
                                Disclosure                Requirements

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: November 14, 2003                    by /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: November 14, 2003                    by /s/ David T. Nguyen
                                              ------------------------------
                                              David T. Nguyen, Treasurer
                                              and Controller
                                             (Principal Accounting Officer)