Form 10QSB
period 2003-12-31
INTERGROUP CORP
filed 2004-02-13
CIK 69422

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

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


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of February 12, 2004 were 2,509,686 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                          THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB


PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet (unaudited)
      As Of December 31, 2003                                         3

    Consolidated Statements of Operations (unaudited)
      For the Three Months Ended December 31, 2003 and 2002           4

    Consolidated Statements of Operations (unaudited)
      For the Six Months Ended December 31, 2003 and 2002             5

    Consolidated Statements of Cash Flows (unaudited)
      For the Six months Ended December 31, 2003 and 2002             6

    Notes to Consolidated Financial Statements                        7

  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                    13

  Item 3. Controls and Procedures                                    19



Part  II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          19

Signatures                                                           20

                          THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)

As of December 31,                                                    2003
                                                                  -----------
                                      ASSETS

 Investment in real estate, at cost:
    Land                                                         $ 26,124,000
    Buildings, improvements and equipment                          56,117,000
    Property held for sale or development                             928,000
                                                                  -----------
                                                                   83,169,000
    Less:  accumulated depreciation                               (20,013,000)
                                                                  -----------
                                                                   63,156,000
  Investment in Justice Investors                                   8,945,000
  Cash and cash equivalents                                         1,929,000
  Restricted cash                                                   2,766,000
  Investment in marketable securities                              84,730,000
  Prepaid expenses and other assets                                 3,123,000
                                                                  -----------
    Total assets                                                 $164,649,000
                                                                  ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Mortgage notes payable                                         $ 69,265,000
  Due to securities broker                                         30,272,000
  Obligation for securities sold                                   29,346,000
  Accounts payable and other liabilities                            3,986,000
  Deferred income taxes                                             6,868,000
                                                                  -----------
    Total liabilities                                             139,737,000
                                                                  -----------
Minority interest                                                   8,628,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,193,745 issued, 2,509,686 outstanding                             21,000
  Common stock, class A $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                14,219,000
  Treasury stock, at cost, 684,059 shares                          (6,642,000)
                                                                  -----------
    Total shareholders' equity                                     16,284,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $164,649,000
                                                                  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the Three Months ended December 31,               2003           2002
                                                   -----------    -----------
Real estate operations:
  Rental income                                   $  3,081,000   $  3,650,000
  Rental expenses:
    Property operating expenses                     (1,805,000)    (1,821,000)
    Mortgage interest expense                         (926,000)      (886,000)
    Real estate taxes                                 (383,000)      (452,000)
    Depreciation                                      (642,000)      (708,000)
                                                   -----------    -----------
Loss from real estate operations                      (675,000)      (217,000)
                                                   -----------    -----------
Equity in net income of Justice Investors              236,000        372,000
                                                   -----------    -----------

Investment transactions:
  Net investment gains                               6,583,000        578,000
  Dividend and interest income                         223,000         41,000
  Margin interest and trading expenses              (1,932,000)      (244,000)
                                                   -----------    -----------
    Income from investment transactions              4,874,000        375,000
                                                   -----------    -----------
Other income(expense):
  General and administrative expenses                 (483,000)      (609,000)
  Other income, net                                     49,000         42,000
                                                   -----------    -----------
    Other expense                                     (434,000)      (567,000)
                                                   -----------    -----------
 Income(loss) before provision for income
  taxes and minority interest                        4,001,000        (37,000)

Provision for income tax (expense)benefit           (1,601,000)        33,000
                                                   -----------    -----------
Income(loss) before minority interest                2,400,000         (4,000)
Minority interest                                     (444,000)      (226,000)
                                                   -----------    -----------
Net income(loss)                                  $  1,956,000   $   (230,000)
                                                   ===========    ===========
Basic income(loss) per share                      $       0.78   $      (0.08)
                                                   ===========    ===========
Weighted average number of shares outstanding        2,522,585      2,744,256
                                                   ===========    ===========
Diluted income(loss) per share                    $       0.68   $      (0.08)
                                                   ===========    ===========
Diluted weighted average number of shares
 outstanding                                         2,855,585      2,744,256
                                                   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     THE INTERGROUP CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)


For the Six Months ended December 31,                  2003           2002
                                                   -----------    -----------
Real estate operations:
  Rental income                                   $  6,543,000   $  6,988,000
  Rental expenses:
    Property operating expenses                     (3,552,000)    (3,358,000)
    Mortgage interest expense                       (1,754,000)    (1,723,000)
    Real estate taxes                                 (759,000)      (793,000)
    Depreciation                                    (1,317,000)    (1,364,000)
                                                   -----------    -----------
Loss from real estate operations                      (839,000)      (250,000)
                                                   -----------    -----------
Equity in net income of Justice Investors              444,000        871,000
                                                   -----------    -----------

Investment transactions:
  Net investment gains(losses)                       8,611,000       (711,000)
  Dividend and interest income                         374,000        141,000
  Margin interest and trading expenses              (2,454,000)      (464,000)
                                                   -----------    -----------
    Income(loss) from investment transactions        6,531,000     (1,034,000)
                                                   -----------    -----------
Other income(expense):
  General and administrative expenses                 (841,000)      (976,000)
  Other income, net                                     62,000         46,000
                                                   -----------    -----------
    Other expense                                     (779,000)      (930,000)
                                                   -----------    -----------
 Income(loss) before provision for income
  taxes and minority interest                        5,357,000     (1,343,000)

Provision for income tax (expense)benefit           (2,143,000)       523,000
                                                   -----------    -----------
Income(loss) before minority interest                3,214,000       (820,000)
Minority interest                                     (657,000)        55,000
                                                   -----------    -----------
Net income(loss)                                  $  2,557,000   $   (765,000)
                                                   ===========    ===========
Basic income(loss) per share                      $       1.01   $      (0.28)
                                                   ===========    ===========
Weighted average number of shares outstanding        2,526,442      2,754,215
                                                   ===========    ===========
Diluted income(loss) per share                    $       0.89   $      (0.28)
                                                   ===========    ===========
Diluted weighted average number of shares
 outstanding                                         2,859,442      2,754,215
                                                   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                          THE INTEGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


For the six months ended December 31,                  2003           2002
                                                   -----------    -----------
Cash flows from operating activities:
  Net income(loss)                                $  2,557,000   $   (765,000)
  Adjustments to reconcile net income(loss) to
   cash used in operating activities:
    Depreciation of real estate                      1,317,000      1,364,000
    Net unrealized gains on investments             (5,319,000)    (1,785,000)
    Equity in net income from Justice Investors       (444,000)      (871,000)
    Minority interest                                  657,000        (55,000)
    Changes in assets and liabilities:
      Restricted cash                                  745,000       (236,000)
      Investment in marketable securities          (24,472,000)    (6,598,000)
      Prepaid expenses and other assets                269,000     (1,709,000)
      Accounts payable and other liabilities          (437,000)      (427,000)
      Due to broker                                  9,951,000      5,637,000
      Obligations for securities sold               12,857,000      1,333,000
      Deferred income taxes                          1,397,000      1,708,000
                                                   -----------    -----------
  Net cash used in operating activities               (922,000)    (2,404,000)
                                                   -----------    -----------
Cash flows from investing activities:

  Investment in real estate                           (700,000)       (53,000)
  Additions to buildings, improvements
   and equipment                                      (803,000)      (706,000)
  Distributions from Justice Investors                 636,000      1,004,000
  Purchase of Santa Fe stock                          (923,000)             -
                                                   -----------    -----------
  Net cash (used in)provided by
   investing activities                             (1,790,000)       245,000
                                                   -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable             8,275,000     10,118,000
  Principal payments on mortgage notes payable      (5,126,000)    (3,934,000)
  Repayment of line of credit                                -     (4,000,000)
  Purchase of treasury stock                          (252,000)      (530,000)
  Dividends paid to minority shareholders             (115,000)       (63,000)
                                                   -----------    -----------
  Net cash provided by financing activities          2,782,000      1,591,000
                                                   -----------    -----------
Net increase(decrease) in cash and cash
   equivalents                                          70,000       (568,000)
Cash and cash equivalents at beginning of
 period                                              1,859,000      1,883,000
                                                   -----------    -----------
Cash and cash equivalents at end of period        $  1,929,000   $  1,315,000
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

As of December 31, 2003, the Company had the power to vote 74.5% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (Nasdaq
SmallCap: SFEF). Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), which derives its revenue primarily as a general partner and a 49.8% limited partner in Justice Investors ("Justice"), a California limited partnership. Justice owns the land, improvements and leaseholds known as the Holiday Inn Financial District/Chinatown, a 566-room hotel in San Francisco, California.

The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2004.

Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As of December 31, 2003, the Company had 333,000 stock options that were considered potentially dilutive common shares. These amounts were included in the calculation for diluted earnings per share.

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

As required by FAS 123, the Company has determined the pro-forma information as if the Company had accounted for stock options granted since January 1, 1998, under the fair value method of FAS 123. The Black-Scholes option pricing model was used with the following weighted-average assumptions for December 31, 2003; risk-free interest rate of 2.50%; dividend yield of 0%; expected Common Stock market price volatility factor of 33.81; and a expected life of the options of 10 years. The fair value of options granted in during the six months ended December 31, 2003 were $6.21 per share. The aggregate fair value of the options granted during the six months ended December 31, 2003, were $93,000.

Stock based compensation is accounted for under APB 25 and accordingly, no compensation cost has been recognized for stock options in the financial statements. Had compensation cost been determined based upon the fair value of the stock options at grant date and consistent with FAS 123, the Company's pro forma net income and net income per share (based on 15,000 options vesting during the six months ended December 31, 2003) are as follows:


  Net income - as reported                $ 2,557,000
  Net income - pro forma                  $ 2,464,000
  Income per share - as reported               $ 1.01
  Income per share - pro forma                 $ 0.98



2. Investment in Real Estate

In October 2003, the Company obtained a new mortgage loan on one of its unencumbered properties in the amount of $525,000. The interest rate on the loan is fixed at 5.75% for the first five years and is adjustable thru maturity on October 1, 2033.

In November 2003, the Company refinanced four mortgage loans totaling $2,141,000 and obtained four new mortgage loans totaling $3,535,000. All four loans share a fixed interest rate of 6.38% for the first ten years of the loan. After ten years, the interest rate is adjustable thru maturity on December 1, 2018.


3.  Marketable Securities:

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings.

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of December 31, 2003, the Company had obligations for securities sold(equities short) of $29,346,000.

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.

Included in the net gains on marketable securities of $6,583,000 for the three months ended December 31, 2003 are net unrealized gains of $2,911,000 and net realized gains of $3,672,000. Included in the net gains on marketable securities of $578,000 for the three months ended December 31, 2002 are net unrealized gains of $1,268,000 and net realized losses of $690,000.

Included in the net gains on marketable securities of $8,611,000 for the six months ended December 31, 2003 are net unrealized gains of $5,319,000 and net realized gains of $3,292,000. Included in the net losses on marketable securities of $711,000 for the six months ended December 31, 2002 are net unrealized gains of $1,785,000 and net realized losses of $2,496,000.


4.  Investment in Justice Investors:

The consolidated accounts include a 49.8% interest in Justice Investors, a California limited partnership ("the partnership"), in which Portsmouth serves as one of the two general partners. The other general partner, Evon Garage Corporation ("Evon"), serves as the managing general partner. As a general and limited partner, Portsmouth has significant control over the management and operation of the assets of Justice Investors. All significant partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners.

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

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of December 31,                                            2003
                                                            ----------
Assets
Total current assets                                       $   170,315
Loan fees and deferred lease costs,
  net of accumulated amortization of $272,362                   38,050
Property, plant and equipment, net of
  accumulated depreciation of $12,951,516                    5,873,328
Construction in progress                                       138,788
Land                                                         1,124,128
                                                            ----------
    Total assets                                           $ 7,344,609
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $   399,774
Long term debt                                               3,902,200
Partners' capital                                            3,042,635
                                                            ----------
    Total liabilities and partners' capital                $ 7,344,609
                                                            ==========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended December 31,        2003            2002
                                            ----------      ----------
Revenues                                   $ 1,305,260     $   901,594
Costs and expenses                            (712,211)       (155,722)
                                            ----------      ----------
Net income                                 $   593,049     $   745,872
                                            ==========      ==========


For the six months ended December 31,          2003            2002
                                            ----------      ----------
Revenues                                   $ 2,317,141     $ 2,093,067
Costs and expenses                          (1,186,419)       (344,610)
                                            ----------      ----------
Net income                                 $ 1,130,722     $ 1,748,457
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

Information below represents reported segments for the three and six months ended December 31, 2003 and the three and six months ended December 31, 2002. Operating income for rental properties consists of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains(losses)and dividend and interest income.


                                  Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment
December 31, 2003         Properties     Investors   Transactions     Other          Total
                           -----------   -----------  ------------   -----------   ------------
Operating income           $ 3,081,000   $   236,000   $ 6,806,000  $          -   $ 10,123,000
Operating expenses          (1,805,000)            -    (1,932,000)            -     (3,737,000)
Real estate taxes             (383,000)            -             -             -       (383,000)
                           -----------   -----------   -----------   -----------   ------------
Net operating income           893,000       236,000     4,874,000             -      6,003,000

Mortgage interest expenses    (926,000)            -             -             -       (926,000)
Depreciation                  (642,000)            -             -             -       (642,000)
General and administrative
  expenses                           -             -             -      (483,000)      (483,000)
Other income                         -             -             -        49,000         49,000
Income tax expense                   -             -             -    (1,601,000)    (1,601,000)
Minority interest                    -             -             -      (444,000)      (444,000)
                           -----------   -----------   -----------   -----------   ------------
Net income(loss)           $  (675,000)  $   236,000   $ 4,874,000   $(2,479,000)  $  1,956,000
                           ===========   ===========   ===========   ===========   ============
Total Assets               $63,156,000   $ 8,945,000   $84,730,000   $ 7,818,000   $164,649,000
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
                           ===========   ===========   ===========   ===========   ============

                                  Real Estate
                           -------------------------
Six months ended              Rental       Justice     Investment
December 31, 2003          Properties     Investors   Transactions     Other          Total
                           -----------   -----------  ------------   -----------   ------------
Operating income           $ 6,543,000   $   444,000   $ 8,985,000  $          -   $ 15,972,000
Operating expenses          (3,552,000)            -    (2,454,000)            -     (6,006,000)
Real estate taxes             (759,000)            -             -             -       (759,000)
                           -----------   -----------   -----------   -----------   ------------
Net operating income         2,232,000       444,000     6,531,000             -      9,207,000

Mortgage interest expenses  (1,754,000)            -             -             -     (1,754,000)
Depreciation                (1,317,000)            -             -             -     (1,317,000)
General and administrative
  expenses                           -             -             -      (841,000)      (841,000)
Other income                         -             -             -        62,000         62,000
Income tax expense                   -             -             -    (2,143,000)    (2,143,000)
Minority interest                    -             -             -      (657,000)      (657,000)
                           -----------   -----------   -----------   -----------   ------------
Net income(loss)           $  (839,000)  $   444,000   $ 6,531,000   $(3,579,000)  $  2,557,000
                           ===========   ===========   ===========   ===========   ============
Total Assets               $63,156,000   $ 8,945,000   $84,730,000   $ 7,818,000   $164,649,000
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


RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2003 Compared to the
Three Months Ended December 31, 2002

The Company had a net income of $1,956,000 for the three months ended December 31, 2003 compared to net loss of $230,000 for the three months ended December 31, 2002. The change was primarily due to the increase in gains on marketable securities, an increase in dividend and interest income and the decrease in general and administrative expenses partially offset by a higher loss from real estate operations, a decrease in equity in net income from Justice Investors, and an increase in margin and trading expenses.

Rental income decreased to $3,081,000 from $3,650,000 due to reduced income of 5% from our non-California properties and a 28% decrease in rental income from our California properties. The reduction in rental income was due to higher vacancies and higher rent concessions given to tenants due to a soft rental market. The decrease was partially offset by the increase in rental income from our St. Louis, Missouri property and to a lesser extent, the rental income derived from the leasing of a commercial building in Los Angeles, California.

The equity in net income of Justice Investors decreased to $236,000 from $372,000. That decrease was primarily attributable to increased partnership costs in the current quarter for consultants, experts and legal services relating to the partnership's enforcement of the lessee's obligations under the lease and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the hotel and other capital improvements.

Although partnership revenues increased to approximately $1,305,000 for the three months ended December 31, 2003 from $902,000 for the three months ended, December 31, 2002, that increase was primarily attributable to a $296,000 payment by the hotel lessee in December 2003, for part of the replacement of the sloped window system of the hotel, which amount was recorded as other income by Justice Investors. Absent that additional nonrecurring payment, partnership revenues increased about $100,000. Many of the factors identified in fiscal 2003 continued to significantly impact the hotel operations in fiscal 2004. Unlike other areas in California, the Bay Area has been especially slow to recover from the devastating impact that the terrorist attacks of September 11, 2001, had on tourism and the hospitality industry. The continued weakness in the Bay Area due to the failure of numerous internet and technology companies, has also resulted in a decrease in business travel and a reduction by airlines in the number of flights into San Francisco. The hotel has also faced more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. These properties have also reduced room rates as hotel operators struggle to obtain occupancy. Average daily room rates for the three months ended December 31, 2003 increased modestly to approximately $92, compared to $89 for the three months ended December 31, 2002 and average monthly occupancy rates increased to approximately 64% compared to 62% during the same three month period of fiscal 2002. Based on industry reports, management is expecting a slow recovery in the San Francisco hotel marketplace.

Net gains on marketable securities increased to gains of $6,583,000 for the three months ended December 31, 2003 from $578,000 for the three months ended December 31, 2002. For the three months ended December 31, 2003, the Company had net unrealized gains of $2,911,000 and net realized gains of $3,672,000. For the three months ended December 31, 2002, the Company had net unrealized gains of $1,268,000 and net realized losses of $690,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $223,000 from $41,000 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses increased to $1,932,000 from $244,000 primarily due to a $1,192,000 in performance-based compensation earned by the Company's CEO for his management of the Company's investment portfolio for the six months ended December 31, 2003. The remaining increase was due the maintenance of higher margin balances and increased trading activity. Margin interest expense increased to $348,000 from $153,000. Trading related expenses increased to $392,000 from $91,000.

General and administrative expenses decreased to $483,000 from $609,000 primarily as the result of management's efforts to reduce general and administrative expenses across the board.

Income tax (expense)benefit changed to a tax expense of $1,601,000 from a tax benefit of $33,000 as the result of income generated in the current quarter ended December 31, 2003 versus a loss in the quarter ended December 31, 2002.

Minority interest increased to $444,000 from $226,000 due to higher income generated by the Company's subsidiary in the current quarter ended December 31, 2003.

For the Six Months Ended December 31, 2003 Compared to the
Six Months Ended December 31, 2002

The Company had a net income of $2,557,000 for the six months ended December 31, 2003 compared to net loss of $765,000 for the six months ended December 31, 2002. The change was primarily due to the increase in gains on marketable securities, an increase in dividend and interest income and the decrease in general and administrative expenses partially offset by a higher loss from real estate operations, a decrease in equity in net income from Justice Investors, and an increase in margin and trading expenses.

Rental income decreased to $6,543,000 from $6,988,000 due to reduced rental income of 3% from the non-California properties and a 23% decrease in rental income from California properties. The reduction in rental income was due to higher vacancies and higher rent concessions given to tenants due to a soft rental market. The decrease was partially offset by the increase in rental income from our St. Louis, Missouri property and to a lesser extent, the rental income derived from the leasing of a commercial building in Los Angeles, California.

The equity in net income of Justice Investors decreased to $444,000 from $871,000. That decrease was primarily attributable to increased partnership costs in the current quarter for consultants, experts and legal services relating to the partnership's enforcement of the lessee's obligations under the lease and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the hotel and other capital improvements.

Although partnership revenues increased to approximately $2,317,000 for the six months ended December 31, 2003 from $2,093,000 for the six months ended, December 31, 2002, that increase was attributable to a to a $296,000 payment by the hotel lessee in December 2003, for part of the replacement of the sloped window system of the hotel, which amount was recorded as other income by Justice Investors. Absent that nonrecurring payment, partnership revenues would have been down approximately $72,000. Many of the factors identified in fiscal 2003 continued to significantly impact the hotel operations in fiscal 2004. Unlike other areas in California, the Bay Area has been especially slow to recover from the devastating impact that the terrorist attacks of September 11, 2001, had on tourism and the hospitality industry. The continued weakness in the Bay Area due to the failure of numerous internet and technology companies, has also resulted in a decrease in business travel and a reduction by airlines in the number of flights into San Francisco. The hotel has also faced more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. These properties have also reduced room rates as hotel operators struggle to obtain occupancy. Average daily room rates declined slightly to approximately $91 for the six months ended December 31, 2003 from approximately $92 for the six months ended December 31, 2002 and average monthly occupancy rates remained the same at approximately 71%. Based on industry reports, management is expecting a slow recovery in the San Francisco hotel marketplace.

Net gains(losses) on marketable securities changed to net gains of $8,611,000 for the six months ended December 31, 2003 from net losses $711,000 for the six months ended December 31, 2002. For the six months ended December 31, 2003, the Company had net unrealized gains of $5,319,000 and net realized gains of $3,292,000. For the six months ended December 31, 2002, the Company had net unrealized gains of $1,785,000 and net realized losses of $2,496,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $374,000 from $141,000 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses increased to $2,454,000 from $464,000 primarily due to a $1,192,000 in performance-based compensation earned by the Company's CEO for his management of the Company's investment portfolio for the six months ended December 31, 2003. The remaining increase was due the maintenance of higher margin balances and increased trading activity. Margin interest expense increased to $666,000 from $196,000. Trading related expenses increased to $596,000 from $268,000.

General and administrative expenses decreased to $841,000 from $976,000 primarily as the result of management's efforts to reduce general and administrative expenses across the board.

Income tax (expense)benefit changed to a tax expense of $2,143,000 from a tax benefit of $523,000 as the result of income generated in the six months ended December 31, 2003 versus a loss in the six months ended December 31, 2002.

Minority interest (expense)benefit changed to an expense of $657,000 from a benefit of $55,000 due to income generated by the Company's subsidiary in during the six months ended December 31, 2003 as compared to a loss during the six months ended December 31, 2002.


MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 206 different equity positions. Only one equity security was more than 5% of the equity value of the portfolio. This security is 5.2% of the total value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of December 31, 2003, the Company had investments in marketable equity securities of $84,730,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of December 31, 2003.

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Electric, pipelines, oil and gas    $22,015,000               26.0%
   Telecommunications and media         13,653,000               16.1%
   Semiconductor, software, internet,
    and computer                        10,286,000               12.1%
   REITs, Lodging, home builders, and
    Hotels                               8,428,000                9.9%
   Insurance and banks                   7,940,000                9.4%
   Apparel, food and consumer goods      5,320,000                6.3%
   Chemicals, materials, metals,
    and mining                           5,234,000                6.2%
   Pharmaceuticals and medical           5,230,000                6.2%
   Airlines and defense                  4,451,000                5.3%
   Other                                 2,173,000                2.5%
                                        ----------              ------
                                       $84,730,000              100.0%
                                        ==========              ======

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the three and six months ended December 31, 2003 and December 31, 2002, respectively.

                                     Three months ended   Three month ended
                                     December 31, 2003    December 31, 2002
                                       ------------           ------------
Net gains on marketable securities     $  6,583,000          $     578,000
Dividend & interest income                  223,000                 41,000
Margin interest expense                    (348,000)              (153,000)
Trading and management expenses          (1,584,000)               (91,000)
                                       ------------           ------------
Investment income                      $  4,874,000          $     375,000
                                       ============           ============


                                     Six months ended     Six month ended
                                     December 31, 2003    December 31, 2002
                                       ------------           ------------
Net gains(losses) on marketable
 securities                            $  8,611,000          $    (711,000)
Dividend & interest income                  374,000                141,000
Margin interest expense                    (666,000)              (196,000)
Trading and management expenses          (1,788,000)              (268,000)
                                       ------------           ------------
Investment income (loss)               $  6,531,000          $  (1,034,000)
                                       ============           ============


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. During the six months ended December 31, 2003, the Company used net cash flow of $922,000 from operating activities, used net cash flow of $1,790,000 from investing activities, and generated net cash flow of $2,782,000 from financing activities.

During the six months ended December 31, 2003, the Company made property improvements in the aggregate amount of $803,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

In July 2003, the Company refinanced a $2,141,000 real estate loan and obtained a new $4,215,000 loan on one of its Los Angeles, California properties. The interest rate on the loan is fixed at 4.35% for the first five years and is adjustable through maturity on July 1, 2033.

In October 2003, the Company obtained a new mortgage loan on one of its unencumbered properties in the amount of $525,000. The interest rate on the loan is fixed at 5.75% for the first five years and is adjustable through maturity on October 1, 2033.

In November 2003, the Company refinanced four mortgage loans totaling $2,141,000 and obtained four new mortgage loans totaling $3,535,000. All four loans share a fixed interest rate of 6.38% for the first ten years of the loan. After ten years, the interest rate is adjustable through maturity on December 1, 2018.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, shares of its Common Stock. Such repurchases may be made at the discretion of management and depending on market conditions. During the six months ended December 31, 2003, the Company purchased 20,698 shares of its stock for $252,000.

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

    31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

    32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.


  (b) The Company did not file any Reports on Form 8-K - During the quarter ended December 31, 2003.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: February 13, 2004                    by /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 13, 2004                    by /s/ David T. Nguyen
                                              ------------------------------
                                              David T. Nguyen, Treasurer
                                              and Controller
                                             (Principal Accounting Officer)