Form 10QSB
period 2004-03-31
INTERGROUP CORP
filed 2004-05-14
CIK 69422

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of May 13, 2004 were 2,509,686 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                          THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB


PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet (unaudited)
      As Of March 31, 2004                                            3

    Consolidated Statements of Operations (unaudited)
      For the Three Months Ended March 31, 2004 and 2003              4

    Consolidated Statements of Operations (unaudited)
      For the Nine months Ended March 31, 2004 and 2003               5

    Consolidated Statements of Cash Flows (unaudited)
      For the Nine months Ended March 31, 2004 and 2003               6

    Notes to Consolidated Financial Statements                        7

  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                    14

  Item 3. Controls and Procedures                                    20



Part  II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Shareholders           21

  Item 5.  Other Events                                              21

  Item 6.  Exhibits and Reports on Form 8-K                          22

Signatures                                                           22

                          THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)

As of March 31,                                                      2004
                                                                  -----------
                                      ASSETS

 Investment in real estate, at cost:
    Land                                                         $ 26,124,000
    Buildings, improvements and equipment                          56,581,000
    Property held for sale or development                             944,000
                                                                  -----------
                                                                   83,649,000
    Less:  accumulated depreciation                               (20,661,000)
                                                                  -----------
                                                                   62,988,000
  Investment in Justice Investors                                   8,815,000
  Cash and cash equivalents                                           545,000
  Restricted cash                                                   2,839,000
  Investment in marketable securities                              82,030,000
  Prepaid expenses and other assets                                 6,240,000
                                                                  -----------
    Total assets                                                 $163,457,000
                                                                  ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Mortgage notes payable                                         $ 68,910,000
  Due to securities broker                                         24,857,000
  Obligation for securities sold                                   32,128,000
  Accounts payable and other liabilities                            3,543,000
  Deferred income taxes                                             7,771,000
                                                                  -----------
    Total liabilities                                             137,209,000
                                                                  -----------
Minority interest                                                   8,842,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,193,745 issued, 2,509,686 outstanding                             21,000
  Common stock, class A $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                15,341,000
  Treasury stock, at cost, 684,059 shares                          (6,642,000)
                                                                  -----------
    Total shareholders' equity                                     17,406,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $163,457,000
                                                                  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


For the Three Months ended March 31,                   2004           2003
                                                   -----------    -----------
Real estate operations:
  Rental income                                   $  3,353,000   $  3,689,000
  Rental expenses:
    Property operating expenses                     (1,797,000)    (1,589,000)
    Mortgage interest expense                         (935,000)      (873,000)
    Real estate taxes                                 (397,000)      (408,000)
    Depreciation                                      (648,000)      (690,000)
                                                   -----------    -----------
(Loss)income from real estate operations              (424,000)       129,000
                                                   -----------    -----------
Equity in net income of Justice Investors              113,000        361,000
                                                   -----------    -----------

Investment transactions:
  Net investment gains(losses)                       4,174,000     (1,341,000)
  Dividend and interest income                         224,000        119,000
  Margin interest and trading expenses              (1,346,000)      (318,000)
                                                   -----------    -----------
    Income(loss) from investment transactions        3,052,000     (1,540,000)
                                                   -----------    -----------
Other income(expense):
  General and administrative expenses                 (440,000)      (418,000)
  Other, net                                           37,000        (37,000)
                                                   -----------    -----------
    Other expense                                     (403,000)      (455,000)
                                                   -----------    -----------
 Income(loss) before provision for income
  taxes and minority interest                        2,338,000     (1,505,000)

Provision for income tax (expense)benefit             (935,000)       616,000
                                                   -----------    -----------
Income(loss) before minority interest                1,403,000       (889,000)
Minority interest (expense)benefit                    (281,000)       191,000
                                                   -----------    -----------
Net income(loss)                                  $  1,122,000   $   (698,000)
                                                   ===========    ===========
Basic income(loss) per share                      $       0.45   $      (0.26)
                                                   ===========    ===========
Weighted average number of shares outstanding        2,509,686      2,704,300
                                                   ===========    ===========
Diluted income(loss) per share                    $       0.39   $      (0.26)
                                                   ===========    ===========
Diluted weighted average number of shares
 outstanding                                         2,842,686      2,704,300
                                                   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     THE INTERGROUP CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)


For the Nine months ended March 31,                    2004           2003
                                                   -----------    -----------
Real estate operations:
  Rental income                                   $  9,896,000   $ 10,677,000
  Rental expenses:
    Property operating expenses                     (5,349,000)    (4,947,000)
    Mortgage interest expense                       (2,689,000)    (2,596,000)
    Real estate taxes                               (1,156,000)    (1,201,000)
    Depreciation                                    (1,965,000)    (2,054,000)
                                                   -----------    -----------
Loss from real estate operations                    (1,263,000)      (121,000)
                                                   -----------    -----------
Equity in net income of Justice Investors              557,000      1,232,000
                                                   -----------    -----------

Investment transactions:
  Net investment gains(losses)                      12,785,000     (2,052,000)
  Dividend and interest income                         598,000        260,000
  Margin interest and trading expenses              (3,800,000)      (782,000)
                                                   -----------    -----------
    Income(loss) from investment transactions        9,583,000     (2,574,000)
                                                   -----------    -----------
Other income(expense):
  General and administrative expenses               (1,281,000)    (1,394,000)
  Other, net                                            99,000          9,000
                                                   -----------    -----------
    Other expense                                   (1,182,000)    (1,385,000)
                                                   -----------    -----------
 Income(loss) before provision for income
  taxes and minority interest                        7,695,000     (2,848,000)

Provision for income tax (expense)benefit           (3,078,000)     1,139,000
                                                   -----------    -----------
Income(loss) before minority interest                4,617,000     (1,709,000)
Minority interest (expense)benefit                    (938,000)       246,000
                                                   -----------    -----------
Net income(loss)                                  $  3,679,000   $ (1,463,000)
                                                   ===========    ===========
Basic income(loss) per share                      $       1.46   $      (0.53)
                                                   ===========    ===========
Weighted average number of shares outstanding        2,527,726      2,737,452
                                                   ===========    ===========
Diluted income(loss) per share                    $       1.29   $      (0.53)
                                                   ===========    ===========
Diluted weighted average number of shares
 outstanding                                         2,860,726      2,737,452
                                                   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                          THE INTEGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


For the Nine months ended March 31,                    2004           2003
                                                   -----------    -----------
Cash flows from operating activities:
  Net income(loss)                                $  3,679,000   $ (1,463,000)
  Adjustments to reconcile net income(loss) to
   cash used in operating activities:
    Depreciation of real estate                      1,965,000      2,054,000
    Net unrealized gains on investments             (4,422,000)    (2,033,000)
    Equity in net income from Justice Investors       (557,000)    (1,232,000)
    Minority interest                                  938,000       (246,000)
    Changes in assets and liabilities:
      Restricted cash                                  672,000       (510,000)
      Investment in marketable securities          (22,675,000)    (3,481,000)
      Prepaid expenses and other assets             (2,848,000)    (1,390,000)
      Accounts payable and other liabilities          (880,000)      (545,000)
      Due to broker                                  4,536,000      1,444,000
      Obligation for securities sold                15,639,000      3,873,000
      Deferred income taxes                          2,300,000      1,066,000
                                                   -----------    -----------
  Net cash used in operating activities             (1,653,000)    (2,463,000)
                                                   -----------    -----------
Cash flows from investing activities:

  Investment in real estate                           (700,000)      ( 53,000)
  Additions to buildings, improvements
   and equipment                                    (1,283,000)      (933,000)
  Distributions from Justice Investors                 874,000      1,498,000
  Purchase of Santa Fe stock                          (923,000)             -
                                                   -----------    -----------
  Net cash (used in)provided by
   investing activities                             (2,032,000)       512,000
                                                   -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable             8,275,000     10,118,000
  Principal payments on mortgage notes payable      (5,481,000)    (4,157,000)
  Repayment of line of credit                                -     (4,000,000)
  Purchase of treasury stock                          (252,000)      (799,000)
  Dividends paid to minority shareholders             (171,000)      (126,000)
                                                   -----------    -----------
  Net cash provided by financing activities          2,371,000      1,036,000
                                                   -----------    -----------
Net decrease in cash and cash equivalents           (1,314,000)      (915,000)
Cash and cash equivalents at beginning of
 period                                              1,859,000      1,883,000
                                                   -----------    -----------
Cash and cash equivalents at end of period        $    545,000   $    968,000
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

As of March 31, 2004, the Company had the power to vote 74.5% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (Nasdaq
SmallCap: SFEF). Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), which derives its revenue primarily as a general partner and a 49.8% limited partner in Justice Investors ("Justice"), a California limited partnership. Justice owns the land, improvements and leaseholds known as the Holiday Inn Financial District/Chinatown, a 565-room hotel in San Francisco, California.

The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2004.

Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As of March 31, 2004, the Company had 333,000 stock options that were considered potentially dilutive common shares. These amounts were included in the calculation for diluted earnings per share.

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

As required by FAS 123, the Company has determined the pro-forma information as if the Company had accounted for stock options granted since January 1, 1998, under the fair value method of FAS 123. The Black-Scholes option pricing model was used with the following weighted-average assumptions for March 31, 2004; risk-free interest rate of 2.61%; dividend yield of 0%; expected Common Stock market price volatility factor of 36.4; and a expected life of the options of 10 years. The fair value of options granted in during the nine months ended March 31, 2004 were $6.30 per option. The aggregate fair value of the options granted during the nine months ended March 31, 2004, was $95,000.

Stock based compensation is accounted for under APB 25 and accordingly, no compensation cost has been recognized for stock options in the financial statements. Had compensation cost been determined based upon the fair value of the stock options at grant date and consistent with FAS 123, the Company's pro forma net income and net income per share (based on 15,000 options vesting during the nine months ended March 31, 2004) are as follows:


  Net income - as reported                $ 3,679,000
  Net income - pro forma                  $ 3,584,000
  Income per share - as reported               $ 1.46
  Income per share - pro forma                 $ 1.42


2. Investment in Real Estate

In August 2003, the Company acquired a single-family house in Los Angeles, California for $700,000. In October 2003, the Company obtained a mortgage loan of $525,000 on this unencumbered property. The interest rate on the loan is fixed at 5.75% for the first five years and is adjustable through maturity on October 1, 2033.

In November 2003, the Company refinanced four mortgage loans totaling $2,141,000 and obtained four new mortgage loans totaling $3,535,000. All four loans have a fixed interest rate of 6.38% for the first ten years of the loan. After ten years, the interest rate is adjustable through maturity on December 1, 2018.


3.  Marketable Securities:

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings.

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of March 31, 2004, the Company had obligations for securities sold (equities short) of $32,128,000.

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.

Included in the net gains on marketable securities of $4,174,000 for the three months ended March 31, 2004 are net unrealized losses of $897,000 and net realized gains of $5,071,000. Included in the net losses on marketable securities of $1,341,000 for the three months ended March 31, 2003 are net unrealized gains of $249,000 and net realized losses of $1,590,000.

Included in the net gains on marketable securities of $12,785,000 for the nine months ended March 31, 2004 are net unrealized gains of $4,422,000 and net realized gains of $8,363,000. Included in the net losses on marketable securities of $2,052,000 for the nine months ended March 31, 2003 are net unrealized gains of $2,033,000 and net realized losses of $4,085,000.


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

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of March 31,                                                 2004
                                                            ----------
Assets
Total current assets                                       $   145,000
Loan fees and deferred lease costs,
  net of accumulated amortization of $251,000                   21,000
Property, plant and equipment, net of
  accumulated depreciation of $13,082,000                    5,792,000
Construction in progress                                       567,000
Land                                                         1,124,000
                                                            ----------
    Total assets                                           $ 7,649,000
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $   272,000
Long term debt                                               4,462,000
Partners' capital                                            2,915,000
                                                            ----------
    Total liabilities and partners' capital                $ 7,649,000
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31,            2004            2003
                                            ----------      ----------
Revenues                                   $   963,000     $   938,000
Costs and expenses                            (615,000)       (213,000)
                                            ----------      ----------
Net income                                 $   348,000     $   725,000
                                            ==========      ==========


For the nine months ended March 31,            2004            2003
                                            ----------      ----------
Revenues                                   $ 3,280,000     $ 3,032,000
Costs and expenses                          (1,801,000)       (558,000)
                                            ----------      ----------
Net income                                 $ 1,479,000     $ 2,474,000
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

Information below represents reported segments for the three and nine months ended March 31, 2004 and the three and nine months ended March 31, 2003. Operating income for rental properties consists of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains(losses)and dividend and interest income.


                                  Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment
March 31, 2004             Properties     Investors   Transactions     Other          Total
                           -----------   -----------  ------------   -----------   ------------
Operating income           $ 3,353,000   $   113,000   $ 4,398,000  $          -   $  7,864,000
Operating expenses          (1,797,000)            -    (1,346,000)            -     (3,143,000)
Real estate taxes             (397,000)            -             -             -       (397,000)
                           -----------   -----------   -----------   -----------   ------------
Net operating income         1,159,000       113,000     3,052,000             -      4,324,000

Mortgage interest expenses    (935,000)            -             -             -       (935,000)
Depreciation                  (648,000)            -             -             -       (648,000)
General and administrative
  expenses                           -             -             -      (440,000)      (440,000)
Other income                         -             -             -        37,000         37,000
Income tax expense                   -             -             -      (935,000)      (935,000)
Minority interest                    -             -             -      (281,000)      (281,000)
                           -----------   -----------   -----------   -----------   ------------
Net income(loss)           $  (424,000)  $   113,000   $ 3,052,000   $(1,619,000)  $  1,122,000
                           ===========   ===========   ===========   ===========   ============
Total Assets               $62,988,000   $ 8,815,000   $84,646,000   $ 7,008,000   $163,457,000
                           ===========   ===========   ===========   ===========   ============


                                    Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment
March 31, 2003            Properties     Investors   Transactions     Other          Total
                           -----------   -----------  ------------   -----------   ------------
Operating income(loss)     $ 3,689,000   $   361,000   $(1,222,000) $          -   $  2,828,000
Operating expenses          (1,589,000)            -      (318,000)            -     (1,907,000)
Real estate taxes             (408,000)            -                           -       (408,000)
                           -----------   -----------   -----------   -----------   ------------
Net operating income(loss)   1,692,000       361,000    (1,540,000)            -        513,000
Mortgage interest expenses    (873,000)            -             -             -       (873,000)
Depreciation                  (690,000)            -             -             -       (690,000)
General and administrative
  expenses                           -             -             -      (418,000)      (418,000)
Other income                         -             -             -       (37,000)       (37,000)
Income tax benefit                   -             -             -       616,000        616,000
Minority interest                    -             -             -       191,000        191,000
                           -----------   -----------   -----------   -----------   ------------
Net income(loss)           $   129,000   $   361,000   $(1,540,000)  $   352,000    $  (698,000)
                           ===========   ===========   ===========   ===========   ============
Total Assets               $62,885,000   $ 9,482,000   $13,208,000   $ 4,748,000   $ 90,323,000
                           ===========   ===========   ===========   ===========   ============

                                  Real Estate
                           -------------------------
Nine months ended              Rental       Justice     Investment
March 31, 2004              Properties     Investors   Transactions     Other          Total
                           -----------   -----------  ------------   -----------   ------------
Operating income           $ 9,896,000   $   557,000   $13,383,000  $          -   $ 23,836,000
Operating expenses          (5,349,000)            -    (3,800,000)            -     (9,149,000)
Real estate taxes           (1,156,000)            -             -             -     (1,156,000)
                           -----------   -----------   -----------   -----------   ------------
Net operating income         3,391,000       557,000     9,583,000             -     13,531,000

Mortgage interest expenses  (2,689,000)            -             -             -     (2,689,000)
Depreciation                (1,965,000)            -             -             -     (1,965,000)
General and administrative
  expenses                           -             -             -    (1,281,000)    (1,281,000)
Other income                         -             -             -        99,000         99,000
Income tax expense                   -             -             -    (3,078,000)    (3,078,000)
Minority interest                    -             -             -      (938,000)      (938,000)
                           -----------   -----------   -----------   -----------   ------------
Net income(loss)           $(1,263,000)  $   557,000   $ 9,583,000   $(5,198,000)  $  3,679,000
                           ===========   ===========   ===========   ===========   ============
Total Assets               $62,988,000   $ 8,815,000   $84,646,000   $ 7,008,000   $163,457,000
                           ===========   ===========   ===========   ===========   ============

                                  Real Estate
                           -------------------------
Nine months ended              Rental       Justice      Investment
March 31, 2003           Properties    Investors    Transactions     Other          Total
                           -----------   -----------   -----------   -----------   ------------
Operating income(loss)     $10,677,000   $ 1,232,000   $(1,792,000)   $        -   $ 10,117,000
Operating expenses          (4,947,000)            -      (782,000)            -     (5,729,000)
Real estate taxes           (1,201,000)            -                           -     (1,201,000)
                           -----------   -----------   -----------   -----------   ------------
Net operating income(loss)   4,529,000     1,232,000    (2,574,000)           -       3,187,000
Mortgage interest expenses  (2,596,000)            -             -             -     (2,596,000)
Depreciation                (2,054,000)            -             -             -     (2,054,000)
General and administrative
  expenses                           -             -             -    (1,394,000)    (1,394,000)
Other income                         -             -             -         9,000          9,000
Income tax benefit                   -             -             -     1,139,000      1,139,000
Minority interest                    -             -             -       246,000        246,000
                           -----------   -----------   -----------   -----------   ------------
Net income (loss)          $  (121,000)  $ 1,232,000   $(2,574,000)  $         -   $ (1,463,000)
                           ===========   ===========   ===========   ===========   ============
Total Assets               $62,885,000   $ 9,482,000   $13,208,000   $ 4,748,000   $ 90,323,000
                           ===========   ===========   ===========   ===========   ============


7.  Subsequent Events
---------------------

In April 2004, the Company obtained a revolving $5,000,000 line of credit ("LOC") and that LOC was drawn on in the full amount. The LOC carries a variable interest rate of 4.75%. Interest is paid on a monthly basis. The LOC and all accrued unpaid interest are due in May 2005.

In April 2004, the Company purchased a 358-unit apartment complex in Irving, Texas for $27,000,000 in a tax-deferred exchange with the St. Louis, Missouri property sold in August 2001. To finance the purchase, the Company obtained a nine year $20,000,000 mortgage note with a fixed rate of 4.99%. After nine years, the loan is extendable at a variable interest rate for one additional year.

On May 3, 2004, Justice Investors entered into a Settlement Agreement by and among Felcor and others to resolve disputes regarding certain obligations of FelCor and others under the lease of the Partnership's hotel property commonly known as the Holiday Inn Select Downtown & Spa, San Francisco (the "Hotel"). Pursuant to the terms of the Settlement, Felcor will pay to Justice $5,000,000 towards the costs of capital repairs, replacements and improvements necessary to place the Hotel in the condition required by the lease at the end of its term. Felcor will also transfer to Justice and terminate its leasehold estate and its option right under the lease, effective June 30, 2004. In addition, the parties to the Settlement agreed to mutual releases and to cooperate for a smooth transition of the operations of the Hotel.

The Partnership also signed a term sheet to enter into a third party management agreement with Dow Hotel Company ("Dow") for the operation of the Hotel as well as a letter of intent with Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") for a license agreement to convert the property to a Sheraton Hotel. It is expected that the Partnership will enter into a definitive management agreement with Dow, and a License Agreement with The Sheraton Corporation, by June 30, 2004.


In May 2004, the Company refinanced a loan in the amount of $2,576,000 on one of its Los Angeles, California properties and obtained a new construction loan in the amount of $6,268,000. The interest rate on the loan is the 30-day LIBOR plus 220 basis points and is adjustable on a monthly basis. The interest only loan matures in June 2006.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The discussion below and elsewhere in the Report includes forward-looking statements about the future business results and activities of the Company, which, by their very nature, involve a number of risks and uncertainties. When used in this discussion, the words "estimate", "project", "anticipate" and similar expressions, are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and the securities markets, changes in general economic conditions, interest rates, local real estate markets, and competition, as well as uncertainties relating to uninsured losses, securities markets, and litigation, including those discussed below and in the Company's Form 10-KSB for the fiscal year ended June 30, 2003 that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2004 Compared to the
Three Months Ended March 31, 2003

The Company had a net income of $1,122,000 for the three months ended March 31, 2004 compared to net loss of $698,000 for the three months ended March 31, 2003. The change was primarily due to the increase in gains on marketable securities, an increase in dividend and interest income partially offset by a higher loss from real estate operations, a decrease in equity in net income from Justice Investors, and an increase in margin and trading expenses.

Rental income decreased to $3,353,000 from $3,689,000 due to higher vacancies and higher rent concessions given to tenants due to a soft rental market. Rental rates and rental concessions are determined by market conditions and competitors. The low interest rate environment over the last three years promoted a boom in the single-family housing market which in turn had a negative impact in the apartment industry by virtue of prospective tenants as well as existing tenants choosing to acquire a home over renting an apartment. Apartment complexes throughout the country were forced to reduce rental rates as well as provide rental concessions in order to maintain occupancy. This resulted in the reduction of rental income.

The equity in net income of Justice Investors decreased to $113,000 from $361,000. That decrease was primarily attributable to increased partnership costs in the current quarter for consultants, experts and legal services relating to the partnership's enforcement of the lessee's obligations under the lease and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the hotel and other capital improvements.

Partnership revenues increased modestly to $963,000 for the three months ended March 31, 2004 from $939,000 for the three months ended, March 31, 2003. Many of the factors identified in fiscal 2003 continued to significantly impact the hotel operations in fiscal 2004. Unlike other areas in California, the Bay Area has been especially slow to recover from the devastating impact that the terrorist attacks of September 11, 2001, had on tourism and the hospitality industry. The continued weakness in the Bay Area due to the failure of numerous internet and technology companies, has also resulted in a decrease in business travel and a reduction by airlines in the number of flights into San Francisco. The hotel has also faced more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. These properties have also reduced room rates as hotel operators struggle to obtain occupancy. Average daily room rates for the three months ended March 31, 2004 decreased modestly to approximately $91, compared to $93 for the three months ended March 31, 2003, while average monthly occupancy rates increased to approximately 60.5% compared to 57.4% during the same three month period of fiscal 2003. Based on industry reports, management is expecting a slow recovery in the San Francisco hotel marketplace.

Net investment gains(losses) on marketable securities changed to net gains of $4,174,000 for the three months ended March 31, 2004 from net losses of $1,341,000 for the three months ended March 31, 2003. For the three months ended March 31, 2004, the Company had net unrealized losses of $897,000 and net realized gains of $5,071,000. For the three months ended March 31, 2003, the Company had net unrealized gains of $249,000 and net realized losses of $1,590,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $224,000 from $119,000 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses increased to $1,346,000 from $318,000 primarily due to a $757,000 in performance-based compensation earned by the Company's CEO for his management of the Company's investment portfolio for the three months ended March 31, 2004. The remaining increase was due to the maintenance of higher margin balances and increased trading activity. Margin interest expense increased to $388,000 from $162,000.

Income tax (expense)benefit changed to a tax expense of $935,000 from a tax benefit of $616,000 as the result of income generated in the current quarter ended March 31, 2004 versus a loss in the quarter ended March 31, 2003.

Minority interest changed to an expense of $281,000 from a benefit of $191,000 due to income generated by the Company's subsidiary in the current quarter ended March 31, 2004 versus a loss generated in the quarter ended March 31, 2003.


For the Nine months Ended March 31, 2004 Compared to the
Nine months Ended March 31, 2003

The Company had a net income of $3,679,000 for the nine months ended March 31, 2004 compared to net loss of $1,463,000 for the nine months ended March 31, 2003. The change was primarily due to the increase in gains on marketable securities, an increase in dividend and interest income partially offset by a higher loss from real estate operations, a decrease in equity in net income from Justice Investors, and an increase in margin and trading expenses.

Rental income decreased to $9,896,000 from $10,677,000 due to higher vacancies and higher rent concessions given to tenants due to a soft rental market. Rental rates and rental concessions are determined by market conditions and competitors. The low interest rate environment over the last three years promoted a boom in the single-family housing market which in turn had a negative impact in the apartment industry by virtue of prospective tenants as well as existing tenants choosing to acquire a home over renting an apartment. Apartment complexes throughout the country were forced to reduce rental rates as well as provide rental concessions in order to maintain occupancy. This resulted in the reduction of rental income.

The equity in net income of Justice Investors decreased significantly to $557,000 from $1,232,000. That decrease was primarily attributable to increased partnership costs during the first nine months of the current fiscal year for consultants, experts and legal services relating the physical inspection of the hotel and the partnership's enforcement of the lessee's obligations under the lease and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the hotel and other capital improvements.

Although partnership revenues increased to approximately $3,280,000 for the nine months ended March 31, 2004 from $3,032,000 for the nine months ended, March 31, 2003, that increase was attributable to a to a $296,000 payment by the hotel lessee, in December 2003, for part of the replacement costs of the sloped window system of the hotel, which amount was recorded as other income by Justice Investors. Absent that nonrecurring payment, partnership revenues would have been down approximately $48,000. Many of the factors identified in fiscal 2003 continued to significantly impact the hotel operations in fiscal 2004. Unlike other areas in California, the Bay Area has been especially slow to recover from the devastating impact that the terrorist attacks of September 11, 2001, had on tourism and the hospitality industry. The continued weakness in the Bay Area due to the failure of numerous internet and technology companies, has also resulted in a decrease in business travel and a reduction by airlines in the number of flights into San Francisco. The hotel has also faced more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. These properties have also reduced room rates as hotel operators struggle to obtain occupancy. Average daily room rates declined slightly to approximately $91 for the nine months ended March 31, 2004 from approximately $92 for the nine months ended March 31, 2003, while average monthly occupancy rates increased to approximately 68% from approximately 67% in the prior period. Based on industry reports, management is expecting a slow recovery in the San Francisco hotel marketplace.

Net investment gains(losses) on marketable securities changed to net gains of $12,785,000 for the nine months ended March 31, 2004 from net losses $2,052,000 for the nine months ended March 31, 2003. For the nine months ended March 31, 2004, the Company had net unrealized gains of $4,422,000 and net realized gains of $8,363,000. For the nine months ended March 31, 2003, the Company had net unrealized gains of $2,033,000 and net realized losses of $4,085,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $598,000 from $260,000 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses increased to $3,800,000 from $782,000 primarily due to a $1,949,000 in performance-based compensation earned by the Company's CEO for his management of the Company's investment portfolio for the nine months ended March 31, 2004. The remaining increase was due to the maintenance of higher margin balances and increased trading activity. Margin interest expense increased to $1,054,000 from $352,000. Trading related expenses increased to $797,000 from $430,000.

Income tax (expense)benefit changed to a tax expense of $3,078,000 from a tax benefit of $1,139,000 as the result of income generated in the nine months ended March 31, 2004 versus a loss in the nine months ended March 31, 2003.

Minority interest changed to an expense of $938,000 from a benefit of $246,000 due to income generated by the Company's subsidiary in during the nine months ended March 31, 2004 as compared to a loss generated during the nine months ended March 31, 2003.


MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 173 different equity
positions.   Only two equity securities are more than 5% of the equity value of the portfolio, with the largest being 8.8%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of March 31, 2004, the Company had investments in marketable equity securities of $82,030,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of March 31, 2004.

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Electric, pipelines, oil and gas    $15,717,000               19.2%
   Telecommunications and media         14,155,000               17.3%
   Pharmaceuticals and medical          11,851,000               14.4%
   Insurance and banks                   9,248,000               11.3%
   REITs, Lodging, home builders, and
    Hotels                               8,966,000               10.9%
   Semiconductor, software, internet,
    and computer                         8,126,000                9.9%
   Apparel, food and consumer goods      6,952,000                8.5%
   Chemicals, materials, metals,
    and mining                           3,125,000                3.8%
   Airlines and defense                  2,419,000                2.9%
   Other                                 1,471,000                1.8%
                                        ----------              ------
                                       $82,030,000              100.0%
                                        ==========              ======

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the three and nine months ended March 31, 2004 and March 31, 2003, respectively.

                                    Three months ended     Three months ended
                                      March 31, 2004         March 31, 2003
                                       ------------           ------------
Net gains(losses) on marketable
  securities                           $  4,174,000          $  (1,341,000)
Dividend & interest income                  224,000                119,000
Margin interest expense                    (388,000)              (156,000)
Trading and management expenses            (958,000)              (162,000)
                                       ------------           ------------
Investment income(loss)                $  3,052,000          $  (1,540,000)
                                       ============           ============


                                     Nine months ended      Nine months ended
                                      March 31, 2004         March 31, 2003
                                       ------------           ------------
Net gains(losses) on marketable
 securities                            $ 12,785,000          $  (2,052,000)
Dividend & interest income                  598,000                260,000
Margin interest expense                  (1,054,000)              (352,000)
Trading and management expenses          (2,746,000)              (430,000)
                                       ------------           ------------
Investment income(loss)                $  9,583,000          $  (2,574,000)
                                       ============           ============


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. During the nine months ended March 31, 2004, the Company used net cash flow of $1,653,000 from operating activities, used net cash flow of $2,032,000 from investing activities, and generated net cash flow of $2,371,000 from financing activities.

During the nine months ended March 31, 2004, the Company made property improvements in the aggregate amount of $1,283,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

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

In April 2004, the Company obtained a revolving $5,000,000 line of credit ("LOC") and that LOC was drawn on in the full amount. The LOC carries a variable interest rate of 4.75%. Interest is paid on a monthly basis. The LOC and all accrued unpaid interest are due in May 2005.

In April 2004, the Company purchased a 358-unit apartment complex in Irving, Texas for $27,000,000 in a tax-deferred exchange with the St. Louis, Missouri property sold in August 2001. To finance the purchase, the Company obtained a nine year $20,000,000 mortgage note with a fixed rate of 4.99%. After nine years, the loan is extendable at a variable interest rate for one additional year.

In May 2004, the Company refinanced a loan in the amount of $2,576,000 on one of its Los Angeles, California and obtained a new construction loan in the amount of $6,268,000. The interest rate on the loan is the 30-day LIBOR plus 220 basis points and is adjustable on a monthly basis. The interest only loan matures in June 2006.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, shares of its Common Stock. Such repurchases may be made at the discretion of management and depending on market conditions. During the nine months ended March 31, 2004, the Company purchased 20,698 shares of its stock for $252,000.

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

                       PART II.    OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of the Shareholders of the Company was held on February 25, 2004 at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California 90049. At that meeting, two Class A Directors, John V. Winfield and Josef A. Grunwald, were elected to serve a three year term expiring at the Fiscal 2006 Annual Meeting. Each nominee received in excess of 98% of the shares voted. Gary N. Jacobs, John C. Love, William J. Nance and Mildred Bond Roxborough continue their terms as the Company's other directors. At the Annual Meeting, the shareholders also voted in favor of the ratification of the Audit Committee's selection of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending June 30, 2004. A tabulation of the vote follows:

Proposal (1) - Directors:                Votes For       Withheld
                                         ---------       --------
   John V. Winfield                      2,240,326        25,324
   Josef A. Grunwald                     2,240,746        24,904

Proposal (2) - Accountants:              Votes For      Against    Abstained
                                         ---------      -------    ---------
   PricewaterhouseCoopers LLP            2,240,220       20,816      4,614


Item 5.  Other Information
--------------------------

On April 30, 2004, the Company purchased a 358-unit apartment complex in the Las Colinas section of Irving, Texas for $27,000,000 in a tax deferred exchange for its St. Louis, Missouri property that was acquired by the City of St. Louis in August 2001 in an eminent domain proceeding. The property was acquired from Prudential Insurance Company of America and there was no relationship between the seller and the Company or any of its affiliates. The property had been listed at $29,000,000 and both parties were represented by real estate brokers. The amount of consideration was determined by negotiations with the seller, based on the listing price, sales of similar properties and other economic factors.

To finance the purchase of the property, the Company obtained a $20,000,000 nine-year term mortgage note from Freddie Mac with a fixed interest rate of 4.99% per annum. After nine years, the note automatically extends for a term of one additional year at a variable interest rate. The balance of the purchase price was paid utilizing a revolving line of credit ("LOC") the Company obtained from Pacific Western National Bank in the amount of $5,000,000 and cash from the Company in the amount of $2,000,000. The LOC has a variable interest rate of 4.75%, which is based on the bank's base rate plus 0.75%. Interest is paid on a monthly basis and the LOC and any accrued unpaid interest is due in May 2005.

Item 6.  Exhibits and Reports on Form 8-K.

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

(b) Registrant did not file any reports on Form 8-K during the period covered by this report.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: May 13, 2004                         by /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: May 13, 2004                         by /s/ David T. Nguyen
                                              ------------------------------
                                              David T. Nguyen, Treasurer
                                              and Controller
                                             (Principal Accounting Officer)