Form 10KSB
period 2004-06-30
INTERGROUP CORP
filed 2004-10-12
CIK 69422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                  FORM 10-KSB

[X]  Annual Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the fiscal year ended June 30, 2004

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

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year were $16,893,000.

    The aggregate market value of the common equity held by non-affiliates of issuer, computed by reference to the price the common equity was sold on September 22, 2004 was $13,349,303.

    The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of September 22, 2004 was 2,496,686.

Transitional Small Business Disclosure Format (check one): Yes   No [X]


                  DOCUMENTS INCORPORATED BY REFERENCE: None



                             TABLE OF CONTENTS

PART I                                                                  PAGE

    Item 1.  Description of Business                                      3

    Item 2.  Description of Properties                                    5

    Item 3.  Legal Proceedings                                           13

    Item 4.  Submission of Matters to a Vote of Security Holders         13


PART II

    Item 5.  Market For Common Equity and Related Stockholder Matters    14

    Item 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         16

    Item 7.  Financial Statements                                        22

    Item 8.  Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure                      41

    Item 8A. Controls and Procedures                                     41

    Item 8B. Other Information                                           41

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance With Section 16(a) of the Exchange Act  42

    Item 10. Executive Compensation                                      45

    Item 11. Security Ownership of Certain Beneficial Owners
             and Management                                              50

    Item 12. Certain Relationships and Related Transactions              52

    Item 13. Exhibits and Reports on Form 8-K                            53

    Item 14. Principal Accountant Fees and Services                      55

    SIGNATURES                                                           56

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

The Company's principal sources of revenue have been, and continue to be, derived from the operations of its multi-family residential properties, from the sales and disposition of its real property assets, from the operations of its majority owned subsidiary, Santa Fe Financial Corporation ("Santa Fe"), and from the investment of its cash and securities assets. Santa Fe is a public company (OTCBB: SFEF).


BUSINESS OF ISSUER

The Company's principal business is the ownership and management of real estate. Properties include twenty-three apartment complexes, a hotel, two commercial real estate properties, and two single-family houses as a strategic investment. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property that is held for sale or development. The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential. See Item 2 for a description of the Company's current investments in real estate and its investment policies concerning real property and marketable securities.

Through its controlling interest in Santa Fe, the Company's business also includes a 565-room hotel located in the Financial District of San Francisco, California. The hotel, commonly known as the Holiday Inn Select Downtown & Spa (the "Hotel") is owned by Justice Investors, a California limited partnership ("Justice" or the "Partnership"), of which Santa Fe's subsidiary, Portsmouth Square Inc. ("Portsmouth") is a 49.8% limited partner and serves as one of two general partners. Evon Garage Corporation ("Evon") is the other general partner of Justice and serves as the managing general partner.

Since 1998, the Hotel had been leased by Justice to Felcor Lodging Trust, Inc. ("Felcor", NYSE: FCH). Pursuant to a settlement agreement with Felcor, that lease was terminated, effective June 30, 2004, and the Partnership assumed the role of owner/operator with the assistance of a third party management company. The Hotel is still being operated as a Holiday Inn Select hotel pursuant to a short-term franchise agreement, while the Partnership seeks a new brand affiliation. Santa Fe's operations also include an interest in two apartment complexes and a marketable securities portfolio.

For further information see Item 2 Description of Properties and Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.


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

The Hotel had traditionally enjoyed a favorable year-round occupancy rate, but both occupancy and average daily room rates have suffered since fiscal year ended June 30, 2002. The San Francisco hotel market has not yet recovered from the impact of the terrorist attacks of September 11, 2001 and the downturn in the Bay Area economy due, in part, to the failure of many internet and technology based companies. Increased competition from newer and more upscale properties have also contributed to lower room rates as hotel operators struggle to obtain occupancy.

Management believes that the Hotel is now in a very challenging market, with many competitors better positioned to attract the business traveler and tourists. As part of the efforts to meet this increased competition, a new health and beauty spa was built on the lobby level of the Hotel and new meeting rooms were constructed on the fourth floor during the fiscal year ended June 30, 2003. By terminating the Hotel Lease with Felcor, and taking over the operations of the Hotel, the Partnership now has greater ability to direct the future of that property. The Hotel is now approximately 25 years old, with no major renovation having been made to the property during that time. The Partnership is committed to make substantial improvements to the Hotel within the next two years and to attract a new upscale brand to return the property to a competitive place in the market.


EMPLOYEES

As of June 30, 2004, the Company had a total of 10 full-time employees in its corporate office. Effective July 2002, the Company entered into a client service agreement with Administaff Companies II, L.P. ("Administaff"), a professional employer organization serving as an off-site, full service human resource department for its corporate office. Administaff personnel management services are delivered by entering into a co-employment relationship with the Company's employees. There are also approximately 38 employees at the Company's properties outside of the State of California that are subject to similar co-employment relationships with Administaff. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.


Item 2.  Description of Properties.


PROPERTIES

At June 30, 2004, the Company's investment in real estate consisted of properties located throughout the United States, but which are concentrated in Texas and Southern California. These properties include twenty three apartment complexes, two single-family houses as strategic investments, and two commercial real estate properties, one of which serves as the Company's corporate headquarters. Twenty two of the twenty three apartment complexes, the commercial property and the two single-family houses are completed and operating properties. One non-operating apartment complex is undergoing a major renovation.

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

Las Colinas, Texas. The Las Colinas property is a water front apartment community along Beaver Creek that was developed in 1993 with 358 units on approximately 15.6 acres of land. The Company acquired the complex on April 30, 2004 for approximately $27,145,000. As part of the purchase, an intangible asset of $666,000 was recorded. This intangible asset is amortized straight-line over twelve months. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. The outstanding mortgage balance was approximately $20,000,000 at June 30, 2004 and the maturity date of the mortgage is May 1, 2013.


Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2004 were approximately $133,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $10,415,000 at June 30, 2004 and the maturity date of the mortgage is May 1, 2013.

St. Louis, Missouri. The St. Louis property is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2004, real estate property taxes were approximately $146,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 35 years. The outstanding mortgage balance was approximately $5,550,000 at June 30, 2004 and the maturity date of the mortgage is July 1, 2008.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2004, real estate property taxes were approximately $49,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $4,006,000 at June 30, 2004 and the maturity date of the mortgage is May 1, 2006.

Irving, Texas. The Company's Irving properties consist of two apartment complexes. The first apartment complex is a two-story apartment with 224 units on approximately 9.9 acres. The Company acquired the property on September 16, 1994 at an initial cost of approximately $4,150,000. For the year ended June 30, 2004, real estate property taxes were approximately $188,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $4,258,000 at June 30, 2004 and the maturity date of the mortgage is January 1, 2008.

The second apartment complex consists of two-story town homes with 54 units on approximately 3.0 acres. The Company acquired the property on November 3, 2000 at an initial cost of approximately $1,980,000. For the year ended June 30, 2004, real estate property taxes were approximately $52,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $1,182,000 at June 30, 2004 and the maturity date of the mortgage is July 1, 2006.

San Antonio, Texas. The San Antonio property is a two-story project with 132 units on approximately 4.3 acres. The Company acquired the complex on June 29, 1993 for $2,752,000. For the year ended June 30, 2004, real estate taxes were approximately $136,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $3,045,000 at June 30, 2004 and the maturity date of the mortgage is December 1, 2008.

Houston, Texas. The Houston property is a two-story apartment complex with 442 units on approximately 23.4 acres. The Company acquired the complex in February 1997 for an initial cost of $4,970,000. For the year ended June 30, 2004, real estate taxes were approximately $222,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $9,864,000 at June 30, 2004 and the maturity date of the mortgage is January 1, 2013. The Company also owns approximately 5 acres of unimproved land adjacent to this property. The land was purchased initially for $267,000 in July 1997.

Austin, Texas. The Company's Austin properties consist of two apartment complexes. The first Austin property is a two-story project with 249 units on approximately 7.8 acres. The Company acquired the complex on November 18, 1999 for $4,150,000. The Company also acquired an adjacent complex with 59 units on January 8, 2002 for $1,681,000. For the year ended June 30, 2004, real estate taxes were approximately $135,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years.
The outstanding mortgage balance was approximately $7,999,000 at June 30, 2004 and the maturity date of the mortgage is July 1, 2023. The Company also owns approximately 6 acres of land adjacent to this property.

The second apartment complex consists of a two-story project with 112 units on
3.7 acres. The Company acquired the complex on September 5, 2001 for $3,824,000. For the period ended June 30, 2004, real estate taxes were approximately $78,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,213,000 at June 30, 2004 and the maturity date of the mortgage is September 1, 2009.

Los Angeles, California. The Company owns two commercial properties, thirteen apartment complexes, and two single-family houses in the general area of West Los Angeles.

The first Los Angeles commercial property is a 5,500 square foot, two story building that serves as the Company's corporate offices. The Company acquired the building on March 4, 1999 for $1,876,000. The property taxes for the year ended June 30, 2004 were approximately $24,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years.
The outstanding mortgage balance was approximately $1,200,000 at June 30, 2004 and the maturity date of the mortgage is April 15, 2009.

The second Los Angeles commercial property is a 5,900 square foot commercial building. The Company acquired the building on September 15, 2000 for $1,758,000. The property taxes for the year ended June 30, 2004 were approximately $11,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $813,000 at June 30, 2004 and the maturity date of the mortgage is December 15, 2013.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30, 2004, real estate property taxes were approximately $16,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $1,039,000 at June 30, 2004 and the maturity date of the mortgage is December 1, 2018.

The second Los Angeles apartment complex is a 29,000 square foot three-story apartment with 27 units. This complex is held by Intergroup Woodland Village, Inc. ("Woodland Village"), which is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000. For the year ended June 30, 2004, real estate property taxes were approximately $37,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $1,862,000 at June 30, 2004 and the maturity date of the mortgage is October 1, 2029.

The third Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2004, real estate property taxes were approximately $28,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years.
The outstanding mortgage balance was approximately $1,098,000 at June 30, 2004 and the maturity date of the mortgage is December 1, 2029.

The fourth Los Angeles apartment complex is a 10,500 square foot apartment with 9 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2004, real estate property taxes were approximately $22,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $820,000 at June 30, 2004 and the maturity date of the mortgage is December 31, 2029.

The fifth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2004, real estate property taxes were approximately $85,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $4,157,000 at June 30, 2004 and the maturity date of the mortgage is August 1, 2033.

The sixth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2004, real estate property taxes were approximately $56,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. In June 2003, the operations of this property stopped and in December 2003, major renovations of the property began. In May 2004, the Company paid off the mortgage in the amount of $2,576,000 and obtained a new construction loan in the amount of $6,268,000 as part of the renovation of the property. As of June 30, 2004, the balance of the construction loan was approximately $3,381,000 and the maturity of the loan is April 1, 2006.

The seventh Los Angeles apartment complex is a 3,000 square foot apartment with 5 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2004, real estate property taxes were approximately $13,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $439,000 at June 30, 2004 and the maturity date of the mortgage is August 1, 2030.

The eighth Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2004, real estate property taxes were approximately $13,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $731,000 at June 30, 2004 and the maturity date of the mortgage is December 1, 2018.

The ninth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2004, real estate property taxes were approximately $17,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years.
The outstanding mortgage balance was approximately $1,074,000 at June 30, 2004 and the maturity date of the mortgage is December 1, 2018.

The tenth Los Angeles apartment complex is a 4,700 square foot two-story apartment with 5 units. The Company acquired the property on August 15, 2000 at an initial cost of approximately $997,000. For the year ended June 30, 2004, real estate property taxes were approximately $13,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $671,000 at June 30, 2004 and the maturity date of the mortgage is December 1, 2018.

The eleventh Los Angeles apartment complex is a 32,800 square foot two-story apartment with 24 units. The Company acquired the property on March 8, 2001 at an initial cost of approximately $2,859,000. For the year ended June 30, 2004, real estate property taxes were approximately $37,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $1,739,000 at June 30, 2004 and the maturity date of the mortgage is April 1, 2031.

The twelfth Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2004, real estate property taxes were approximately $15,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $572,000 at June 30, 2004 and the maturity date of the mortgage is November 1, 2029.

The thirteenth Los Angeles apartment complex, which is owned 100% by the Company's subsidiary Santa Fe, is a 4,200 square foot two-story apartment with 3 units. Santa Fe acquired the property on February 1, 2002 at an initial cost of approximately $785,000. For the year ended June 30, 2004, real estate property taxes were approximately $8,000. Depreciation is recorded on the straight-line method based upon an estimated useful Life of 39 years. The outstanding mortgage balance was approximately $450,000 at June 30, 2004 and the maturity date of the mortgage is February 1, 2032.

The first Los Angeles single-family house is a 2,771 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. For the year ended June 30, 2004, real estate property taxes were approximately $8,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $472,000 at June 30, 2004 and the maturity date of the mortgage is December 1, 2030.

The second Los Angeles single-family house is a 2,201 square foot home. The Company acquired the property on August 22, 2003 at an initial cost of approximately $700,000. For the year ended June 30, 2004, real estate property taxes were approximately $9,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $521,000 at June 30, 2004 and the maturity date of the mortgage is November 1, 2033.


San Francisco, California Hotel.

The San Francisco, California Hotel property owned by Justice is located near the Financial District, one block from the Transamerica Pyramid. Embarcadero Center is within walking distance. Chinatown is directly across the bridge that runs from the hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, which contains 565 guest rooms situated on 22 floors as well as a 5,400 square foot health and beauty spa on the lobby level. One floor houses the Chinese Culture Center pursuant to a long-term, nominal-rent lease, and three floors are devoted to a registration desk, lobby shops, dining room, coffee shop, hotel support facilities, a fitness center, a guest business center, meeting and banquet rooms and offices. Other features of the Hotel include a rooftop swimming pool, 5-storied underground garage and pedestrian bridge across Kearny Street connecting the Hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the partnership, is included in the lease to the Chinese Culture Center. In the opinion of management the property is adequately covered by insurance.

On March 15, 1995, an amended and restated lease was entered into by Justice with an effective date of January 1, 1995 (the "Hotel Lease"). The Hotel Lease was assumed by Felcor effective July 28, 1998. The initial term of the Hotel Lease was for a 10-year term expiring on December 31, 2004. The lessee also had an option to renew the lease for one additional term of five years, which would extend the lease to December 31, 2009. Under the terms of the Hotel Lease, the lessee was to notify the Partnership of its intention to exercise the five-year option by December 31, 2003. The Hotel Lease required the lessee to pay an annual rent of the greater of twenty percent (20%) of gross room revenues or $2,500,000 plus fifty percent (50%) of total revenues from the leased premises less operating expenses, base rent and capital requirements. Under the terms of the Hotel Lease, the lessee was responsible for all maintenance and repairs to the property, certain capital improvements, taxes and insurance. The lessee also had an obligation to convert the hotel property to a "Holiday Inn Select" and to maintain the property to those standards, at its own cost and expense.

On May 3, 2004, Justice entered into a Settlement Agreement with Felcor to resolve disputes regarding certain obligations of Felcor and others under the terms of the Hotel Lease. Pursuant to the terms of the Settlement Agreement, Felcor was required to pay to Justice $5,000,000 towards the costs of capital repairs, replacements and improvements necessary to place the hotel in the condition required by the Hotel Lease at the end of its term. Felcor also agreed to transfer to Justice and terminate its leasehold estate and its option right under the Hotel Lease, effective June 30, 2004. In addition, the parties to the Settlement agreed to mutual releases and to cooperate for a smooth transition of the operations of the Hotel. The Settlement Agreement was fully effectuated as of June 30, 2004.

To assist in the operations of the Hotel, Justice entered into a Management Agreement with Dow Hotel Company, LLC, a Washington limited liability company, effective July 1, 2004. The Management Agreement is for a term of 10 years, with an option of Justice to extend the original term for another 10 year period. The Management Agreement provides for a base management fee to Dow of up to 2.5% of annual gross operating revenues of the hotel and incentive fees not to exceed, in the aggregate, 4% of gross operating revenues. The Management Agreement can be terminated by Justice upon at least 60 days written notice, subject to certain termination fees during the first year of the Agreement.

The Partnership leases the garage potion of the Hotel to Evon. The garage lease provides for a monthly rental of sixty percent (60%) of gross parking revenues with a minimum rent of $21,750 per month. That lease expires in November 2010. The lessee is responsible for insurance, repairs and maintenance, utilities and all taxes assessed against the improvements to the leased premises. The garage is operated by Ampco Parking pursuant to a sublease agreement with Evon.

During July 2002, Justice entered into a lease with Tru Spa, LLC, which was amended effective January 1, 2004. The lease premises consist of approximately 5,400 square feet of space on the lobby level of the Hotel for the construction and operation of a health and beauty spa. The term of the lease is for ten years commencing with the opening of the spa on June 1, 2003, with a five year option to extend the term. The spa lease provides for minimum monthly rent of $11,667, additional rent of $2,072 (up to a total of $250,000 to help defray certain relocation construction costs) and other tenant fees.


REAL ESTATE INVESTMENT POLICIES

The most significant investment activity of the Company has been to acquire, renovate, operate, and when appropriate, sell income-producing real estate. Through its marketable securities portfolio the Company has indirectly invested in additional real estate related investments such as hotels and office buildings.

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


ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The economic occupancy (gross potential rent less below market rent divided by gross potential rent) and the physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for each of the Company's operating properties for fiscal year ended June 30, 2004 are provided below.

                                        Economic              Physical
         Property                       Occupancy             Occupancy
         --------                       ---------            ----------
         Apartments:

         1.  Las Colinas                   80%                    89%
         2.  Morris County, NJ             90%                    94%
         3.  St. Louis, MO                 80%                    85%
         4.  Florence, KY                  88%                    91%
         5.  Irving, TX (1)                81%                    85%
         6.  Irving, TX (2)                83%                    90%
         7.  San Antonio, TX               88%                    88%
         8.  Houston, TX                   78%                    87%
         9.  Austin, TX (1)                82%                    90%
         10. Austin, TX (2)                79%                    88%
         11. Los Angeles, CA (1)           75%                    84%
         12. Los Angeles, CA (2)           85%                    85%
         13. Los Angeles, CA (3)           83%                    83%
         14. Los Angeles, CA (4)           59%                    77%
         15. Los Angeles, CA (5)           79%                    79%
         16. Los Angeles, CA (6)           97%                    97%
         17. Los Angeles, CA (7)           75%                    75%
         18. Los Angeles, CA (8)           90%                    91%
         19. Los Angeles, CA (9)           81%                    82%
         20. Los Angeles, CA (10)          93%                    94%
         21. Los Angeles, CA (11)          69%                    97%
         22. Los Angeles, CA (12)          96%                    87%


MANAGEMENT OF THE PROPERTIES

All properties are managed by the Company.


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

The Company's investment portfolio is diversified with 120 different equity securities. The Company has three individual positions that comprise of more than 5% of the equity value of the portfolio with the largest being 10.4% of the value of the portfolio. The amount of the Company's investment in any particular issue may increase or decrease, and additions or reductions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reductions in other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2004, the market value of the Company's marketable securities was $66,610,000.

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted companies, through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and are reviewed for impairment on a periodic basis.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2004, the Company had obligations for securities sold (equities short) of $21,585,000 and had no naked short positions.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2004, the Company had a margin balance of $22,445,000 and incurred $1,437,000 and $210,000 in margin interest expense during the fiscal years ended June 30, 2004 and June 30, 2003, respectively.

On July 18, 2003, the disinterested members of the respective Boards of Directors of the Company's subsidiary, Santa Fe and Santa Fe's subsidiary, Portsmouth, established a performance based compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the securities portfolios of those companies. On January 12, 2004, the disinterested members of the Securities Investment Committee of InterGroup also established a performance based compensation program for Mr. Winfield, which was ratified by the Board of Directors. The terms of that compensation arrangement is discussed in detail in Item 10 "Executive Compensation" of this Report. During fiscal years ended June 30, 2004 and June 30, 2003, the Company and its subsidiaries paid $2,077,000 and $654,000 respectively, to the Company's CEO as performance based compensation related to the management of the securities portfolios.

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


Item 3.  Legal Proceedings

The Company is not subject to any legal proceedings requiring disclosure under this Item.


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


Fiscal 2004                           High                Low
-----------                           -----               -----
First Quarter 7/1 - 9/30             $13.23              $ 9.45
Second Quarter 10/1 - 12/31          $12.87              $11.40
Third Quarter 1/1 - 3/31             $12.65              $10.60
Fourth Quarter 4/1 - 6/30            $13.33              $10.50


Fiscal 2003                           High                Low
-----------                           -----               -----
First Quarter 7/1 - 9/30             $10.19              $ 8.95
Second Quarter 10/1 - 12/31          $ 8.16              $ 7.65
Third Quarter 1/1 - 3/31             $ 8.17              $ 5.93
Fourth Quarter 4/1 - 6/30            $ 9.70              $ 7.58


As of September 10, 2004, there were approximately 560 shareholders of record and more than 1,400 beneficial holders of the Company's Common Stock.


DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2004, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:


Plan category       Securities to     Weighted average   Remaining available
                      be issued       exercise price     for future issuance
                    upon exercise     of outstanding        under equity
                    of outstanding       options         compensation plans
                       options,        warrants and         (excluding
                     warrants and         rights             securities
                       rights                               reflected in
                                                             column (a))
                         (a)                (b)                 (c)
-------------------  ------------      -------------     -------------------
Equity compensation
plans approved by
security holders       378,000             $9.58               72,000

----------------------------------------------------------------------------

Equity compensation
plans not approved
by security holders      None               N/A                 None

----------------------------------------------------------------------------
     Total             378,000             $9.58               72,000
----------------------------------------------------------------------------

         SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES


                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
             Number of      Average         as Part of Publicly     Yet Be Purchased
              Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(April 1-         -              -                 -                    35,941
April 30)
--------------------------------------------------------------------------------------
Month #2
(May 1-           -              -                 -                    35,941
May 31)
--------------------------------------------------------------------------------------
Month #3
(June 1-     13,000         $12.07            13,000                    22,941
June 30)
--------------------------------------------------------------------------------------
Total        13,000         $12.07            13,000                    22,941
--------------------------------------------------------------------------------------

The Company currently has only one stock repurchase program. The program was initially announced on January 13, 1998 and was amended on February 10, 2003. The total number of shares authorized to be repurchased is 720,000, adjusted for stock splits. The program has no expiration date and can be amended from time to time in the discretion of the Board of Directors. No plan or program expired during the period covered by the table.

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


RESULTS OF OPERATIONS

For the Year Ended June 30, 2004 as compared to June 30, 2003.

The Company's net income increased to $3,071,000 for the year ended June 30, 2004 from $2,567,000 for the year ended June 30, 2003. This was primarily due to the increase in income from investment transactions and the increase in the equity in net income of Justice Investors. The increase was partially offset by the increase in the loss from real estate operations.

The loss from real estate operations increased to $1,695,000 from $1,049,000 as the result of lower rental income and higher operating expenses. Rental income decreased to $13,757,000 from $14,148,000 due to higher vacancies and higher rent concessions given to tenants as a result of a soft rental market across the country. Rental rates and rental concessions are determined by market conditions in the areas in which the Company operates in. The low interest environment over the last three years promoted a boom in the single-family housing market in which existing and prospective tenants had the option to purchase a home over renting an apartment. As the result of this environment, apartment operators around the country were forced to reduce rental rates as well as provide higher rental concessions in order to maintain occupancy. The result was the reduction in rental income. Additionally, the Company's 30-unit apartment complex located in Los Angeles, California was shut down for the entire year to undergo a major renovation which reduced rental income. The reduction in rental income was partially offset by the purchase of the 358-unit apartment in Las Colinas, Texas and the leasing of the commercial building in Los Angeles, California.

Property operating expenses increased to $7,164,000 from $6,873,000 primarily due to the increase in insurance expense on all of its properties and the increase in repairs and maintenance and utilities expenses on several of the Company's out-of-state properties. The increase was partially offset by a reduction in property related salary expenses. The increase in insurance expense is consistent with the increase in insurance premiums for all apartment operators subsequent to the September 11, 2001 terrorist attacks.

Mortgage interest expense increased to $3,929,000 from $3,394,000 as the result of higher mortgage balances due to the refinancing of mortgages on properties located in Houston, Texas, Morris County, New Jersey, and one of its Austin, Texas properties in the latter part of fiscal 2003. The increase was also due to the new $20,000,000 mortgage related to the purchase of the Las Colinas, Texas property.

Equity in net income of Justice Investors increased to $3,136,000 in fiscal 2004 from $1,404,000 in fiscal 2003 primarily as a result of an increase in Partnership revenues to $9,369,000 from $3,971,000, due to two nonrecurring payments to Justice during the current fiscal year, partially offset by increased partnership costs. In May of 2004, a $5,000,000 settlement payment was made to Justice from the hotel lessee to resolve disputes regarding certain obligations of Felcor and others under the terms of the Hotel Lease. That settlement payment is being held in a separate partnership account and will be applied towards the costs of capital repairs, replacements and improvements necessary to place the hotel in the condition required by the Hotel Lease at the end of its term. The Partnership expects to utilize all of the settlement proceeds for such costs by its December 31, 2004 year end, which may impact the Company's equity in net income of Justice Investors for fiscal 2005. Felcor also agreed to transfer to Justice and terminate its leasehold estate and its option right under the Hotel Lease, effective June 30, 2004. In addition, Justice received a payment in December 2003 from the hotel lessee in the amount $296,000 for part of the replacement costs of the sloped window system of the Hotel, which was recorded as other income by Justice. The Partnership incurred much greater costs and expenses in fiscal 2004 of $2,507,000 compared to $873,000 in fiscal 2003. That increase was attributable to increased partnership costs during the current fiscal year for consultants, experts and legal services relating the partnership's enforcement of the lessee's obligations and termination of the Hotel Lease, renovation and repositioning of the Hotel, and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the Hotel and other capital improvements.

Average daily room rates for the Hotel increased modestly to approximately $92 in fiscal 2004 from approximately $90 in fiscal 2003, while average monthly occupancy rates increased to approximately 71% from approximately 67%. Many factors continued to significantly impact the operations of the Hotel in fiscal 2004. Unlike other areas in California, the Bay Area has been especially slow to recover from the devastating impact that the terrorist attacks of September 11, 2001, had on tourism and the hospitality industry. The continued weakness in the Bay Area due to the failure of numerous internet and technology companies, has also resulted in a decrease in business travel and a reduction by airlines in the number of flights into San Francisco. The hotel has also faced more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. These properties have also reduced room rates as hotel operators struggle to obtain occupancy. Partnership is committed to making the Hotel competitive in its market by undertaking a significant renovation of the property and seeking a new, more upscale, brand for the Hotel.

The Company's income from investment transactions increased to $8,715,000 from 4,221,000 due primarily to the increase in net investment gains to $13,722,000 from $6,601,000 and the increase in dividend and interest income to $777,000 from $336,000. These increases were partially offset by the increase in margin and trading expenses to $4,629,000 from $2,716,000 and an impairment loss from other investments of $1,155,000 recorded in the current year.

Net gains on marketable securities increased to $13,722,000 for the year ended June 30, 2004 from $6,601,000 for the year ended June 30, 2003 as the result of the significant appreciation in the market value of the Company's investment portfolio during the current year. For the year ended June 30, 2004, the Company had net unrealized gains of $4,181,000 and net realized gains of $9,541,000. For the fiscal year ended June 30, 2003, the Company had net unrealized gains of $9,482,000 and realized losses of $2,881,000. There were no gross unrealized positions on any securities held which existed for more than one year. Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the current year, the Company recorded an impairment loss from other investments in the amount of $1,155,000 against two private investments made during the year totaling $2,000,000 that were considered impaired.

Margin interest and trading expenses increased to $4,629,000 from $2,716,000 primarily due to the increase in margin interest expense and the increase in the performance bonus granted to the Company's CEO. Margin interest expense increased to $1,437,000 from $210,000 as the result of the increase in average daily margin balances. The performance bonus granted to the Company's CEO for the management of the investment portfolio increased to $2,077,000 from $1,376,000 as the result of the increase in the net investment gains to $13,722,000 from $6,601,000.

Other income decreased to $143,000 from $2,842,000 primarily due to the legal settlement on an insurance claim in the amount of $2,700,000 that was recorded in the fiscal year ended June 30, 2003.

The provision for income tax expense increased to $3,515,000 from $2,199,000 as the result of higher pre-tax income generated in the current year.

Minority interest expense increased to $1,821,000 from $802,000 as a result of higher income generated by the Company's subsidiary, Santa Fe during the current year.


MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 120 different equity securities. The Company has three individual positions that comprise of more than 5% of the equity value of the portfolio with the largest being 10.4% of the value of the portfolio. The amount of the Company's investment in any particular issue may increase or decrease, and additions or reductions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reductions in other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2004, the market value of the Company's marketable securities was $66,610,000.

The following table shows the composition of the Company's marketable securities by selected industry groups as of June 30, 2004.

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Telecommunications and media       $ 12,468,000               18.7%
   Electric, pipelines, oil and gas     11,915,000               17.9%
   Pharmaceutical, medical and
    healthcare                          10,466,000               15.7%
   REITs, lodging, home builders and
    hotels                               8,858,000               13.3%
   Insurance and banks                   6,844,000               10.3%
   Airlines and defense                  6,039,000                9.1%
   Retail, food and consumer goods       4,362,000                6.5%
   Semiconductor, software, internet,
    and computer                         3,153,000                4.7%
   Chemicals, building materials,
    machinery, metals and mining         1,831,000                2.7%
   Other                                   674,000                1.1%
                                        ----------              ------
                                      $ 66,610,000              100.0%
                                        ==========              ======


The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the year ended June 30, 2004 and 2003.

                                           2004                   2003
                                       ------------           ------------
Net investment gains                   $ 13,722,000           $  6,601,000
Impairment loss on other investments     (1,155,000)                     -
Dividend & interest income                  777,000                336,000
Margin interest                          (1,437,000)              (210,000)
Trading expenses                         (3,192,000)            (2,506,000)
                                       ------------           ------------
Investment income                      $  8,715,000           $  4,221,000
                                       ============           ============



FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both.
The Company generated cash flow of $1,119,000 from operating activities, used net cash flow of $30,076,000 from investing activities, and generated net cash flow of $27,875,000 from financing activities during the year ended June 30, 2004.

In April 2004, the Company purchased a 358-unit apartment complex in Irving, Texas for $27,145,000 in a tax-deferred exchange with the St. Louis, Missouri property sold in August 2001. The Company recorded an intangible asset of $666,000 related to the purchase. To finance the purchase, the Company obtained a nine year $20,000,000 mortgage note.

In August 2003, the Company acquired a single-family house in Los Angeles, California for $700,000. In October 2003, the Company obtained a mortgage loan of $525,000 on this previously unencumbered property.

During the year ended June 30, 2004, the Company improved properties in the aggregate amount of $2,152,000. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

During the year ended June 30, 2004, the Company purchased 71,100 shares of Santa Fe stock for a total investment of $1,031,000. The Company also received cash distributions from Justice Investors totaling $953,000.

During the year ended June 30, 2004, the Company had new borrowings in the form of mortgages totaling $31,656,000 and made principal payments on mortgages totaling $8,201,000. The Company also borrowed from a line of credit in the amount of $5,000,000.

In July 2003, the Company refinanced a loan in the amount of $2,141,000 and obtained a new mortgage in the amount of $4,215,000 on its 31-unit apartment complex.

In November 2003, the Company refinanced four mortgage loans totaling $2,457,000 and obtained four new mortgage loans totaling $3,535,000. All four loans have a fixed interest rate of 6.38% for the first ten years of the loan. After ten years, the interest rate is adjustable through maturity on December 1, 2018.

In May 2004, the Company paid off a mortgage in the amount of $2,668,000 and obtained a new construction loan in the amount of $6,268,000 as part of a major renovation of its 30-unit apartment complex located in Los Angeles. As of June 30, 2004, the balance on the construction loan was $3,381,000.

In April 2004, the Company obtained a revolving $5,000,000 line of credit ("LOC") and that LOC was drawn on in the full amount. The LOC carries a variable interest rate of 4.75%. Interest is paid on a monthly basis. The LOC and all accrued unpaid interest are due in May 2005.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, shares of its Common Stock. Such repurchases may be made at the discretion of management and depending upon market conditions. During the year ended June 30, 2004, the Company acquired an additional 33,698 shares of its Common Stock for $409,000. Approximately 23,000 shares remain eligible for Company to repurchase under that authorization.

Management anticipates that the net cash flow generated from future operating activities will be sufficient to meet its operating and long-term debt service requirements.


OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company's contractual obligations and commercial commitments are its mortgages. The annual principal payments on the mortgages for the five-year period and thereafter commencing July 1, 2004 are approximately as follows:


                 Year ending June 30,
                      2005               $ 4,783,000
                      2006                 1,496,000
                      2007                 5,384,000
                      2008                 1,602,000
                      2009                 5,541,000
                      Thereafter          70,765,000
                                         -----------
                       Total             $89,571,000
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

In March 2004, the EITF ratified its consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). On September 30, 2004, the Financial Accounting Standard Board
(FASB) issued a final FASB Staff Position, FSP EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in EITF 03-1. Disclosures required by EITF 03-1 have not been deferred and the Company has adopted those disclosures.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings. The Company's other accounting policies are straightforward in their application.

Item 7.  Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                             Page
                                                                       ----

Report of Independent Registered Public Accounting Firm                 23

Consolidated Balance Sheet at June 30, 2004                             24

Consolidated Statements of Operations for the
  years ended June 30, 2004 and June 30, 2003                           25

Consolidated Statements of Shareholders' Equity for the years
  ended June 30, 2004 and June 30, 2003                                 26

Consolidated Statements of Cash Flows for the years ended
  June 30, 2004 and June 30, 2003                                       27

Notes to Consolidated Financial Statements                              28

         Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders of The InterGroup Corporation.:

In our opinion, the consolidated accompanying balance sheet and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of The InterGroup Corporation at June 30, 2004, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP


Irvine, California
October 6, 2004

                        THE INTERGROUP CORPORATION
                        CONSOLIDATED BALANCE SHEET

As of June 30,                                                 2004
                                                            -----------
                             ASSETS

Investment in real estate, at cost:
 Land                                                     $  30,174,000
 Buildings, improvements and equipment                       79,913,000
 Property held for sale or development                          944,000
                                                            -----------
                                                            111,031,000
 Less: accumulated depreciation                             (21,444,000)
                                                            -----------
                                                             89,587,000
Investment in Justice Investors                              11,327,000
Cash and cash equivalents                                       777,000
Restricted cash                                               3,553,000
Investment in marketable securities                          66,610,000
Prepaid expenses and other assets                             4,263,000
Property intangible asset, net of accum. amort.                 555,000
                                                            -----------
        Total Assets                                      $ 176,672,000
                                                            ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Mortgage notes payable                                   $  89,571,000
 Due to securities brokers                                   22,445,000
 Obligation for securities sold                              21,585,000
 Line of credit                                               5,000,000
 Accounts payable and other liabilities                       4,470,000
 Deferred income taxes                                        7,334,000
                                                            -----------
        Total Liabilities                                   150,405,000
                                                            -----------
Minority Interest                                             9,626,000
                                                            -----------
Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $.01 par value, 2,500,000 shares
  authorized; none issued                                             -
Common stock - Class A, $.01 par value, 2,500,000
  shares authorized: none issued                                      -
Common stock, $.01 par value, 4,000,000 shares
  authorized; 3,193,745 shares issued and 2,496,686
  outstanding                                                    21,000
Additional paid-in capital                                    8,686,000
Retained earnings                                            14,733,000
Treasury stock, at cost, 697,059 shares                      (6,799,000)
                                                            -----------
        Total Shareholders' Equity                           16,641,000
                                                            -----------
        Total Liabilities and Shareholders' Equity        $ 176,672,000
                                                            ===========

The accompanying notes are an integral part of the consolidated financial statements.

                            THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


For the Year Ended June 30,                           2004           2003
                                                   -----------    -----------
Real estate operations:
  Rental income                                   $ 13,757,000   $ 14,148,000
  Rental expenses:
    Property operating expenses                     (7,164,000)    (6,873,000)
    Mortgage interest expense                       (3,929,000)    (3,394,000)
    Real estate taxes                               (1,533,000)    (1,561,000)
    Depreciation                                    (2,715,000)    (2,724,000)
    Amortization                                      (111,000)             -
                                                   -----------    -----------
                                                    (1,695,000)      (404,000)

    Loss on early extinguishment of debt                     -       (645,000)
                                                   -----------    -----------
    Loss from real estate operations                (1,695,000)    (1,049,000)
                                                   -----------    -----------

Equity in net income of Justice Investors            3,136,000      1,404,000
                                                   -----------    -----------
Investment transactions:
  Net investment gains                              13,722,000      6,601,000
  Impairment loss on other investments              (1,155,000)             -
  Dividend and interest income                         777,000        336,000
  Margin interest and trading expenses              (4,629,000)    (2,716,000)
                                                   -----------    -----------
    Income from investment transactions              8,715,000      4,221,000
                                                   -----------    -----------
Other income(expense):
  General and administrative expenses               (1,892,000)    (1,850,000)
  Other income                                         143,000      2,842,000
                                                   -----------    -----------
    Other (expense)income                           (1,749,000)       992,000
                                                   -----------    -----------
Income before provision for income
 taxes and minority interest                         8,407,000      5,568,000

Provision for income tax expense                    (3,515,000)    (2,199,000)
                                                   -----------    -----------
Income before minority interest                      4,892,000      3,369,000

Minority interest                                   (1,821,000)      (802,000)
                                                   -----------    -----------
Net income                                        $  3,071,000   $  2,567,000
                                                   ===========    ===========
Basic earnings per share                          $       1.22   $       0.95
                                                   ===========    ===========
Weighted average number of shares outstanding        2,518,124      2,710,646
                                                   ===========    ===========
Diluted income per share                          $       1.08   $       0.86
                                                   ===========    ===========
Diluted weighted average number of shares
 outstanding                                         2,836,124      2,998,646
                                                   ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


                          THE INTERGROUP CORPORATION
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                             Additional                                   Note
                   Common     paid-in      Retained      Treasury      receivable
                    stock     capital      earnings       Stock       stock options    Total
                   -------   ----------   -----------    -----------  -------------  ----------
Balance at
 June 30, 2002    $21,000   $8,686,000   $ 9,095,000   $(4,308,000)   (1,438,000)  $12,056,000

Net income                                 2,567,000                                 2,567,000

Purchase of
 treasury stock                                         (2,082,000)                 (2,082,000)

Settlement of
 note receivable                                                       1,438,000     1,438,000
                   -------   ----------   -----------   -----------   -----------   -----------
Balance at
 June 30, 2003     21,000    8,686,000    11,662,000    (6,390,000)            -    13,979,000

Net income                                 3,071,000                                3,071,000

Purchase of
 treasury stock                                           (409,000)                   (409,000)

                   -------   ----------   -----------    -----------   -----------   ----------
Balance at
 June 30, 2004    $21,000   $8,686,000   $14,733,000   $(6,799,000)  $         -   $16,641,000
                   =======   ==========   ===========   ===========   ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         THE INTERGROUP COPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Year Ended June 30,                        2004           2003
                                               -----------    -----------
Cash flows from operating activities:
Net income                                     $ 3,071,000    $ 2,567,000
Adjustments to reconcile net income
 to cash provided by(used in)
 operating activities:
  Depreciation of real estate                    2,715,000      2,724,000
  Amortization of intangible asset                 111,000              -
  Equity in net income of Justice Investors     (3,136,000)    (1,404,000)
  Net unrealized gain on investments            (4,181,000)    (9,482,000)
  Impairment loss on other investments           1,155,000              -
  Minority interest                              1,821,000        802,000
  Changes in assets and liabilities:
   Restricted cash                                 (42,000)    (2,539,000)
   Prepaid expenses and other assets               789,000     (2,087,000)
   Investment in marketable securities          (7,499,000)   (38,168,000)
   Other investments                            (2,815,000)      (107,000)
   Accounts payable and other liabilities           47,000        175,000
   Due to securities broker                      2,124,000     19,742,000
   Obligations for securities sold               5,096,000     15,998,000
   Deferred taxes                                1,863,000      3,942,000
   Settlement of note receivable                         -      1,438,000
                                               -----------    ------------
Net cash provided by(used in)
  operating activities                           1,119,000     (6,399,000)
                                               -----------   ------------
Cash flows from investing activities:

  Investment in real estate                    (27,180,000)       (52,000)
  Purchase of intangible asset                    (666,000)             -
  Additions to buildings, improvements and
   equipment                                    (2,152,000)    (1,679,000)
  Investment in Santa Fe                        (1,031,000)    (1,859,000)
  Distributions from Justice Investors             953,000      1,974,000
                                               -----------    -----------
Net cash used in investing activities          (30,076,000)    (1,616,000)
                                               -----------    -----------
Cash flows from financing activities:

  Borrowings from mortgage notes payable        31,656,000     28,778,000
  Principal payments on mortgage notes payable  (8,201,000)   (14,591,000)
  Borrowings from(repayment of) line of credit   5,000,000     (4,000,000)
  Dividends paid to minority shareholders         (171,000)      (114,000)
  Purchase of treasury stock                      (409,000)    (2,082,000)
                                               -----------    -----------
Net cash provided by financing activities       27,875,000      7,991,000
                                               -----------    -----------
Net decrease in cash and cash equivalents       (1,082,000)       (24,000)
Cash and cash equivalents at beginning of
 period                                          1,859,000      1,883,000
                                               -----------    -----------
Cash and cash equivalents at end of period     $   777,000    $ 1,859,000
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

As of June 30, 2004 and 2003, the Company had the power to vote 75.2% and 68.8%, respectively, of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB: SFEF). Those percentages include the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company's Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe's revenue is primarily generated through the management of its 68.9% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI), which derives its revenue primarily as a general partner and a 49.8% limited partner in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Justice owns the land, improvements and leaseholds commonly known as the Holiday Inn Select Downtown & Spa, a 565-room hotel in San Francisco, California (the "Hotel").

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all controlled subsidiaries. All significant inter-company transactions and balances have been eliminated.


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

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS
144), "Accounting for Impairment or Disposal of Long-Lived Assets", the Company reviews its rental property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If expected future cash flows (undiscounted and excluding interest costs) are less than the carrying value of the rental asset, the asset is written down to its fair value. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived asset. No impairment losses have been recorded in 2004 and 2003.

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

Other Investments

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted companies, through private placements. Those investments in non-marketable securities are carried at the lower of cost or estimated fair value on the Company's balance sheet as part of other investments and reviewed for impairment on a periodic basis.


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


Treasury Stock

The Company records the acquisition of treasury stock under the cost method.


Rental Income

Rental income is recognized as earned. Revenue recognition from apartment rentals commences when an apartment unit is placed in service and occupied by
a rent-paying tenant.    Apartment units are leased on a short-term basis, with
no lease extending beyond one year.

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


Stock-Based Compensation Plans

Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 148). In accounting for its plans, the Company, as allowable under the provisions of SFAS 148, applies Accounting Principles Board Opinions No. 25, "Accounting for Stock issued to Employees." As a result of this election, the Company does not recognize compensation expense for its stock option plans. Had the Company determined compensation cost based on the fair value for its stock options at grant date (based on 15,000 and 15,000 in fiscal years 2004 and 2003, respectively), net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                              2004           2003
                                           -----------     ----------
  Net income                               $ 3,071,000    $ 2,567,000
  Stock based employee
   Compensation expense*                       (64,000)       (62,000)
                                            ----------     ----------
  Pro forma net income                     $ 3,007,000    $ 2,505,000

  Earnings per share
   Basic as reported                       $      1.22    $      0.95
   Basic pro forma                         $      1.19    $      0.92
   Diluted as reported                     $      1.08    $      0.86
   Diluted pro forma                       $      1.06    $      0.84

*Determined under fair value based on method for awards net of related tax effects(40%).

The difference between the net income as reported and the pro forma net income is due to subtraction of the fair market value of the vested stock options of $107,000 and $104,000, respectively, for the fiscal years ended June 30, 2004 and 2003.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for 2004; risk-free interest rate of 2.15%; dividend yield of 0%; expected Common Stock market price volatility factor of 24.99; and a weighted-average expected life of the options of 10 years. The weighted-average fair value of options granted in fiscal years 2004 and 2003 were $7.12 and $6.35 per share, respectively. The aggregate fair value of the options granted in fiscal years 2004 and 2003 were $107,000 and $104,000 respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As of June 30, 2004, the Company had 318,000 stock options that were considered potentially dilutive common shares and 60,000 stock options that were considered anti-dilutive. These amounts were included in the calculation for diluted earnings per share.


Recently Issued Accounting Standards

In January 2003, the FASB issued its new consolidation accounting model through FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. In December 2003, FIN 46 was reissued as FIN 46R, which contained revisions to address certain implementation issues. Under GAAP, a company must consolidate any entity in which it has a "controlling financial interest." The long-standing voting interest model defined this term as ownership of more than 50 percent of the entity's voting interests. FIN 46 makes two critical changes: it defines when a company should base "controlling financial interest" on factors other than voting rights, and requires that a new "risk and rewards" model be applied in these situations.

The adoption of FIN 46 as revised by FIN 46R did not have a material impact on the Company's financial condition or results of operations.

In March 2004, the EITF ratified its consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held to maturity under SFAS 115. On September 30, 2004, the Financial Accounting Standards Board(FASB) issued a final FASB Staff Position, FSP EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in EITF 03-1. Disclosures required by EITF 03-1 have not been deferred and the Company has adopted those disclosures.


2.  Investment in Real Estate:

At June 30, 2004, the Company's investment in real estate consisted of twenty seven properties located throughout the United States. These properties include twenty three apartment complexes, two single-family houses as strategic investments, and two commercial real estate properties, one of which serves as the Company's corporate headquarters. Twenty two of the twenty three apartment complexes are completed, operating properties. The one non-operating apartment complex is undergoing a major renovation.

In August 2003, the Company acquired a single-family house in Los Angeles, California for $700,000. In October 2003, the Company obtained a mortgage loan of $525,000 on this unencumbered property.

In April 2004, the Company purchased a 358-unit apartment complex in Los Colinas, Texas for $27,145,000 in a tax-deferred exchange with the St. Louis, Missouri property sold in August 2001. To finance the purchase, the Company obtained a nine year $20,000,000 mortgage note. In accordance with SFAS 141, "Business Combinations," the acquisition value was allocated to the land and building utilizing an "as if vacant" methodology, with the balance of the purchase price allocated to identifiable intangible assets. Identifiable intangible assets relate to the value of the in-place operating leases and comprise of: (i) origination value, which represents the "cost avoidance" value associated with acquired in-place leases; and (ii) value of the renewal of in-place leases, which represents the estimated loss of revenue and costs incurred to renew the operating leases following its expiration. The origination value and the value of the renewal of in-place tenant leases are recorded as a deferred charge and are amortized over the remaining lease term of twelve months.

Based on this valuation, the purchase price and closing costs were allocated as follows:

   Land                                               $ 4,050,000
   Building                                            22,429,000
   Intangible asset - origination costs                   206,000
   Intangible asset - renewal lease-up costs              460,000
                                                       ----------
                                                      $27,145,000
                                                       ==========

During the year ended June 30, 2004, the Company recorded an amortization expense associated with these intangible assets in the amount of $111,000. The remaining $555,000 intangible assets balance will be amortized on a straight-line basis over the remaining life of ten months.


3.  Marketable Securities and Other Investments:

The Company's investment portfolio consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At June 30, 2004, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings. Trading securities are summarized as follows:


As of June 30, 2004
                               Gross         Gross            Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $52,890,000    $17,803,000     ($4,083,000)      $13,720,000     $66,610,000


As of June 30, 2003
                               Gross         Gross            Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $47,749,000    $10,321,000     ($3,081,000)      $7,240,000     $54,989,000

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.

The Company also invests with the approval of the Securities Investment Committee, in unlisted companies, through private placements. These investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and are reviewed for impairment on a periodic basis. As of June 30, 2004, the Company had investments in unlisted companies (other investments) of $2,347,000 with an impairment on other investments totaling $1,155,000. The investment is presented net of the impairment loss and is included on the balance sheet in prepaid expenses and other assets.

For other investments, the Company reviews the investment's operating results, financial position and other relevant factors to determine whether there has been a permanent impairment in the carrying value of other investments. If an impairment is determined to exist, the carrying value or the investment is reduced to its estimated fair value.

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2004, the Company had obligations for securities sold (equities short) of $21,585,000 and had no naked short positions.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings. For the year ended June 30, 2004, net gains on marketable securities of $13,722,000 included net unrealized gains of $4,181,000 and net realized gains of $9,541,000. For the year ended June 30, 2003, net investment gains of $6,601,000 included net unrealized gains of $9,482,000 and net realized losses of $2,881,000. There were no gross unrealized positions on any securities held which existed for more than one year.


4.  Investment in Justice Investors:

The consolidated accounts include a 49.8% interest in Justice Investors through the Company's interest in Santa Fe. Justice owns the land improvements and leasehold commonly known as the Holiday Inn Select Downtown & Spa, a 565-room hotel in the financial district of San Francisco, California. Portsmouth is both a general and limited partner in Justice and oversees operations and shares management responsibilities with the other general partner. Portsmouth records its investment in Justice on the equity basis.

The Company amortizes the step up in the asset values allocable to the depreciable assets of its investment in Justice Investors over 40 years, which approximates the remaining life of the primary asset, the hotel building.

For the Company's investment in Justice, to the extent that projected future undiscounted cash flows from the operation of the Hotel property are less than the carrying value of the asset, the investment would be considered permanently impaired and the carrying value of the asset would be reduced to its fair value.

Condensed financial statements for Justice Investors are as follows:


                           JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of June 30,                                                 2004
                                                            ----------
Assets
Total current assets                                       $ 5,234,000
Property, plant and equipment, net of
  accumulated depreciation of $13,204,000                    6,932,000
Land                                                         1,124,000
Construction in progress                                        50,000
Other assets                                                   269,000
                                                            ----------
    Total assets                                           $13,609,000
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $   263,000
Long term debt                                               5,208,000
Partners' capital                                            8,138,000
                                                            ----------
    Total liabilities and partners' capital                $13,609,000
                                                            ==========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the twelve months ended June 30,           2004            2003
                                            ----------      ----------
Revenues                                   $ 9,369,000     $ 3,971,000
Costs and expenses                          (2,507,000)       (873,000)
                                            ----------      ----------
Net income                                 $ 6,862,000     $ 3,098,000
                                            ==========      ==========


5.  Mortgage Notes Payable:

At June 30, 2004, the Company had mortgage debt outstanding of $89,571,000. The mortgages carry variable rates from 3.60% to 8.44% and fixed rates ranging from 5.46% to 9.22%.

In July 2003, the Company refinanced a loan in the amount of $2,141,000 and obtained a new mortgage in the amount of $4,215,000 on its 31-unit apartment complex.

In August 2003, the Company acquired a single-family house in Los Angeles, California for $700,000. In October 2003, the Company obtained a mortgage loan of $525,000 on this unencumbered property.

In November 2003, the Company refinanced four mortgage loans totaling $2,457,000 and obtained four new mortgage loans totaling $3,535,000. All four loans have a fixed interest rate of 6.38% for the first ten years of the loan. After ten years, the interest rate is adjustable through maturity on December 1, 2018.

In April 2004, the Company purchased a 358-unit apartment complex in Las Colinas, Texas for $27,145,000 in a tax-deferred exchange with the St. Louis, Missouri property sold in August 2001. To finance the purchase, the Company obtained a nine year $20,000,000 mortgage note with a fixed rate of 4.99%. After nine years, the loan is extendable at a variable interest rate for one additional year. For the first year of the loan, interest only payments of $86,000 per month are required.

In May 2004, the Company paid off a mortgage in the amount of $2,668,000 and obtained a new construction loan in the amount of $6,268,000 as part of a major renovation of its 30-unit apartment complex located in Los Angeles. As of June 30, 2004, the balance on the construction loan was $3,381,000.

Each mortgage is secured by its respective land and building. Mortgage notes payable secured by real estate are comprised of the following information as of June 30, 2004:


                Number    Acquisition         Note         Mortgage   Interest
  Property      of Units      Date          Maturity        Balance     Rate
                                               Date
------------  ----------- --------------   ------------    ---------    -----
Austin             112    September 2001   September 2009 $ 2,213,000   8.23%
Austin             249    November  1999   July      2023   7,999,000   5.46%
Florence           157    December  1972   May       2006   4,006,000   7.93%
Houston            442    February  1997   January   2013   9,864,000   5.80%
Irving             224    September 1994   January   2008   4,258,000   7.01%
Irving              54    November  2000   July      2006   1,182,000   9.22%
Las Colinas        358    April     2004   May       2013  20,000,000   4.99%
Morris County      151    September 1967   May       2013  10,415,000   5.43%
San Antonio        132    June      1993   December  2008   3,045,000   6.62%
St. Louis          264    November  1968   July      2008   5,550,000   6.73%
Los Angeles         31    July      2003   August    2033   4,157,000   4.35%
Los Angeles         30    May       2004   April     2006   3,381,000   3.60%
Los Angeles         27    October   1999   October   2029   1,862,000   7.73%
Los Angeles         24    March     2001   April     2031   1,739,000   7.15%
Los Angeles         14    October   1999   November  2029   1,098,000   7.89%
Los Angeles         12    November  2003   December  2018   1,039,000   6.38%
Los Angeles          9    November  1999   December  2029     820,000   7.95%
Los Angeles          8    May       2001   November  2029     572,000   7.00%
Los Angeles          7    November  2003   December  2018   1,074,000   6.38%
Los Angeles          5    November  2003   December  2018     671,000   6.38%
Los Angeles          5    July      2000   August    2030     439,000   7.59%
Los Angeles          4    November  2003   December  2018     731,000   6.38%
Los Angeles          2    February  2002   February  2032     450,000   6.45%
Los Angeles          1    November  2000   December  2030     472,000   8.44%
Los Angeles          1    October   2003   November  2033     521,000   5.75%
Los Angeles      Office   February  1999   April     2009   1,200,000   7.76%
Los Angeles      Office   September 2000   December  2013     813,000   6.50%

The annual combined aggregate principal payments on the mortgage notes payable for the five-year period commencing July 1, 2004, and thereafter, are as follows:

                 Year ending June 30,
                      2005               $ 4,783,000
                      2006                 1,496,000
                      2007                 5,384,000
                      2008                 1,602,000
                      2009                 5,541,000
                      Thereafter          70,765,000
                                         -----------
                       Total             $89,571,000
                                         ===========

At June 30, 2004, the total outstanding mortgage balance approximates the estimated fair value of the outstanding debt.


6. Line of Credit:

In April 2004, the Company obtained a revolving $5,000,000 line of credit ("LOC"). The LOC carries a variable interest rate of 4.75%. Interest is paid on a monthly basis. The LOC and all accrued unpaid interest are due in May 2005.

7.  Income Taxes:

The provision for the Company's income tax benefit(expense) is comprised of the following:

                                                Year Ended June 30,
                                              2004               2003
                                           ----------         ----------
Current tax (expense)benefit              $(1,653,000)       $ 1,743,000
Deferred tax expense                       (1,862,000)        (3,942,000)
                                           ----------         ----------
                                          $(3,515,000)       $(2,199,000)
                                           ==========         ==========

The components of the deferred tax liability as of June 30, 2004, are as follows:

Net operating loss carryforwards                             $ 3,592,000
Capital loss carryforwards                                       846,000
State taxes                                                      577,000
Accruals and reserves                                            755,000
Other                                                            524,000
                                                              ----------
   Deferred tax assets                                         6,294,000
                                                              ----------

Deferred real estate gains                                   $(9,497,000)
Unrealized gain on marketable securities                      (3,696,000)
Equity earnings of subsidiaries                                 (435,000)
                                                              ----------
   Deferred tax liabilities                                  (13,628,000)
                                                              ----------

Net deferred tax liability                                   $(7,334,000)
                                                              ==========

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:

                                                     Year Ended June 30,
                                                     2004           2003
                                                 -----------    -----------
Income tax at federal statutory rates           $  2,901,000   $  1,870,000
State income taxes, net of federal benefit           604,000        386,000
Other                                                 10,000        (57,000)
                                                 -----------    -----------
   Total income tax expense                     $  3,515,000   $  2,199,000
                                                 ===========    ===========

As of June 30, 2004, the Company had a net operating losses available for carryforward of approximately $8,026,000. The carryforward expires in varying amounts through the year 2024. The Company also has capital losses available for carryforward of $2,013,000 that expire in varying amounts through 2006.


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

Information below represents reported segments for the years ended June 30, 2004 and 2003. Operating income for rental properties consist of rental income. Operating income from Justice Investors consist of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income for investment transactions consist of net investment gains and dividend and interest income.

                                 Real Estate
                           -------------------------
Year ended                    Rental       Justice     Investment
June 30, 2004               Properties    Investors    Transactions     Other          Total
                           -----------   -----------   -----------   -----------   ------------
Operating income           $13,757,000   $ 3,136,000  $ 14,499,000   $         -   $ 31,392,000
Operating expenses          (7,164,000)            -    (5,784,000)            -    (12,948,000)
Real estate taxes           (1,533,000)            -             -             -     (1,533,000)
                           -----------   -----------   -----------   -----------   ------------
Net operating income         5,060,000     3,136,000     8,715,000             -     16,911,000

Mortgage interest expense   (3,929,000)            -             -             -     (3,929,000)
Depreciation                (2,715,000)            -             -             -     (2,715,000)
Amortization                  (111,000)            -             -             -       (111,000)
General and administrative
  expenses                           -             -             -    (1,892,000)    (1,892,000)
Other income                         -             -             -       143,000        143,000
Income tax expense                   -             -             -    (3,515,000)    (3,515,000)
Minority interest                    -             -             -    (1,821,000)    (1,821,000)
                           -----------   -----------   -----------   -----------   ------------
Net income (loss)          $(1,695,000)  $ 3,136,000  $  8,715,000   $(7,085,000)  $  3,071,000
                           ===========   ===========   ===========   ===========   ============
Total Assets               $90,142,000   $11,327,000  $ 68,957,000   $ 6,246,000   $176,672,000
                           ===========   ===========   ===========   ===========   ============

                                 Real Estate
                           -------------------------
Year ended                    Rental       Justice     Investment
June 30, 2003               Properties    Investors    Transactions     Other          Total
                           -----------   -----------   -----------   -----------   ------------
Operating income           $14,148,000   $ 1,404,000  $  6,937,000   $         -   $ 22,489,000
Operating expenses          (6,873,000)            -    (2,716,000)            -     (9,589,000)
Real estate taxes           (1,561,000)            -             -             -     (1,561,000)
                           -----------   -----------   -----------   -----------   ------------
Net operating income         5,714,000     1,404,000     4,221,000             -     11,339,000

Mortgage interest expense   (3,394,000)            -             -             -     (3,394,000)
Depreciation                (2,724,000)            -             -             -     (2,724,000)
Loss on early extinguishment
 Of debt                      (645,000)            -             -             -       (645,000)
General and administrative
  expenses                           -             -             -    (1,850,000)    (1,850,000)
Other income                          -            -             -     2,842,000)     2,842,000
Income tax expense                   -             -             -    (2,199,000)    (2,199,000)
Minority interest                    -             -             -      (802,000)      (802,000)
                           -----------   -----------   -----------   -----------   ------------
Net income (loss)          $(1,049,000)  $ 1,404,000  $  4,221,000   $(2,009,000)  $  2,567,000
                           ===========   ===========   ===========   ===========   ============
Total Assets               $62,970,000   $ 8,874,000  $ 54,989,000   $ 8,762,000   $135,595,000
                           ===========   ===========   ===========   ===========   ============


9.  Supplemental Cash Flow Information:

Cash paid for margin interest for the year ended June 30, 2004 and 2003 was $1,437,000 and $210,000, respectively. Cash paid for interest on mortgage notes payable for the year ended June 30, 2004 and 2003 was $3,473,000 and $3,240,000, respectively. For the year ended June 30, 2004, the Company paid income taxes of $279,000. For the year ended June 30, 2003, the Company received a net cash income tax refund of $1,485,000.


10.  Stock Option Plans

On December 8, 1998, the Company adopted and authorized a stock option plan (the "1998 Non-employee Directors Plan") for non-employee directors. The 1998 Non-employee Directors Plan provides for the granting of stock options to purchase shares of the Company's common stock to non-employee directors of the Company. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan may not exceed 150,000. During fiscal years 2004 and 2003, the Company granted stock options of 15,000 shares in each respective year, to the directors of the Company. These options have exercise prices of $9.52 and $11.23 per share, respectively. All 15,000 options granted during 2004 were vested. The options have a term of 10 years.

On December 22, 1998, the Company adopted and authorized a stock option plan (the "1998 Key Officers Plan") for selected key officers. The 1998 Plan provides for the granting of stock options to purchase shares of the Company's common stock to key officers of the Company. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan may not exceed 300,000. On December 22, 1998, the Board of Directors of the Company granted a total of 225,000 stock options to the President and Chairman of the Company at an exercise price of $7.92 per share. As of June 30, 2004, all 225,000 options are vested.

Information relating to the stock options during the fiscal years ended June 30, 2004 and 2003 are as follows:

                                      Number of          Weighted-average
                                       Shares            Exercise Price
                                      ----------         ---------------
Unexercised options
  outstanding at June 30, 2002:         348,000                  $ 9.52
Granted                                  15,000                  $11.23
Exercised                                     -                       -
Forfeited                                     -                       -
                                      ----------         ---------------
Unexercised options
  outstanding at June 30, 2003:         363,000                  $ 9.59
Granted                                  15,000                  $ 9.52
Exercised                                     -                       -
Forfeited                                     -                       -
                                      ----------         ---------------
Unexercised options
  outstanding at June 30, 2004:         378,000                  $ 9.58


Of the total 378,000 unexercised options outstanding as of June 30, 2004, 12,000 are not yet vested.

Unexercised            Range of       Weighted Average  Weighted Average
Options                Exercise Price Exercise Price    Remaining Life
----------------      --------------  ----------------  ----------------
June 30, 2003          $7.92-$29.63      $ 9.59           5.80 years
June 30, 2004          $7.92-$29.63      $ 9.58           5.00 years


11.  Commitments and Contingencies:


The Company is a defendant or co-defendant in various other legal actions involving various claims incident to the conduct of its business. Most of these claims are covered by insurance. Management does not anticipate the Company to suffer any material liability by reason of such actions.


12.  Related Party Transactions:

Gary N. Jacobs, a Director of the Company, is of Counsel to the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. Through May 31, 2000 he was a senior partner of said firm, which provides legal services to the Company when needed. During the year ended June 30, 2003, the Company made payments of approximately $689,000 to Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. During fiscal 2004, approximately $38,000 in fees were incurred.

As Chairman of the Securities Investment Committee, the Company's President and Chief Executive Officer, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of InterGroup and oversees the investment activity of the Company. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family and the Company may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of InterGroup, at risk in connection with investment decisions made on behalf of the Company.

On July 18, 2003, the Company's subsidiaries established a performance based compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the securities portfolios of those companies. On January 12, 2004, the disinterested members of the Securities Investment Committee of InterGroup also established a performance based compensation program for Mr. Winfield, which was ratified by the Board of Directors. The Company's previous experience and results with outside money managers was not acceptable. Pursuant to the criteria established the Board of Directors, Mr. Winfield is entitled to performance compensation for his management of the securities portfolios of the Company and its subsidiaries equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published by the Wall Street Journal) plus 2%. Compensation amounts are earned, calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the companies have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be modified or terminated at the discretion of the respective Boards of Directors.

For the fiscal years ended June 30, 2004 and 2003, Mr. Winfield received, in the aggregate, performance based compensation in the amounts of $2,077,000 and $653,533, respectively. Of the total amount of the bonus for fiscal 2004, $211,000 was paid by Santa Fe and $407,000 was paid by Portsmouth. For fiscal 2003, $242,000 was paid by Santa Fe and $411,000 was paid by Portsmouth. The performance based compensation was approved by the disinterested members of the respective Boards of Directors of the Company and its subsidiaries.


13. Subsequent Events:

In August 2004, the Company obtained a revolving $1,500,000 line of credit ("LOC") and that LOC was drawn on in the full amount. A portion of the proceeds from the LOC were used to pay off a $1,181,000 mortgage note on one of its Irving, Texas properties.

In August 2004, the Company purchased an approximately two acre parcel of unimproved land in Kihei, Maui, Hawaii for $1,450,000. The land will be held for sale or development. To facilitate the purchase, the Company obtained a loan in the amount of $750,000 with the balance of the purchase price paid in cash. The loan is for a term of three years at a floating interest rate equal to the bank's base rate (currently 4.5%) plus 1%. Interest only is payable monthly.

In September 2004, the Company sold its 442-unit apartment complex located in Houston, Texas for $11,850,000.

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


Item 8B. Other Information.

                              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2004:

                         Position with
    Name                  the Company         Age     Term to Expire
------------------     ------------------     ---    -----------------
Class A Directors:

John V. Winfield      Chairman of the Board;   57     2006 Annual Meeting
(1)(4)(6)(7)(8)       President and Chief
                      Executive Officer

Josef A.              Director and Vice        56     2006 Annual Meeting
Grunwald (2)(7)       Chairman of the Board

Class B Directors:

Gary N. Jacobs
(1)(6)(7)(8)          Secretary; Director      59     2004 Annual Meeting

William J. Nance (1)
(2)(3)(4)(6)(7)       Director                 60     2004 Annual Meeting

Class C Directors:

Mildred Bond
Roxborough (2)(5)     Director                 77     2005 Annual Meeting

John C. Love          Director                 64     2005 Annual Meeting
(3)(4)(5)(8)

Other Executive Officers:

David C. Gonzalez     Vice President           37      N/A
                      Real Estate

Michael G. Zybala     Asst. Secretary          52      N/A

David T. Nguyen       Treasurer and            31      N/A
                      Controller

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

Business Experience:

 The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield -- Mr. Winfield was first appointed to the Board in 1982. He currently serves as the Company's Chairman of the Board, President and Chief Executive Officer, having first been appointed as such in 1987. Mr. Winfield also serves as President, Chairman and Chief Executive Officer of Santa Fe Financial Corporation ("Santa Fe") and Portsmouth Square, Inc. ("Portsmouth") both public companies.

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

William J. Nance -- Mr. Nance is a Certified Public Accountant and private consultant to the real estate and banking industries. He is also President of Century Plaza Printers, Inc. Mr. Nance was first elected to the Board in 1984. He served as the Company's Chief Financial Officer from 1987 to 1990 and as Treasurer from 1987 to June 2002. Mr. Nance is also a Director of Santa Fe and Portsmouth.

Mildred Bond Roxborough -- Ms. Roxborough was Director of Development and Special Programs of the National Association for the Advancement of Colored People (NAACP) from 1986 to 1997. She also served as Vice Chairman of the Board of Directors of America's Charities Federation, Chairman of its Membership and Personnel Committees and member of its Long Range Planning Committee; and Member of the Board of Directors of Morningside Health and Retirement Service and Member of Personnel Committee of Morningside Heights Housing Corporation. Since 1997 Ms. Roxborough has served as a consultant to the NAACP. Ms. Roxborough was first appointed to the Company's Board in 1984 and served as Vice Chairman from 1987 through 1994.

Gary N. Jacobs -- Mr. Jacobs was appointed to the Board and as Secretary in 1998. Mr. Jacobs is Executive Vice President, General Counsel, Secretary and a Director of MGM MIRAGE (NYSE: MGG) and Of Counsel to the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. Through May 31, 2000, he was a partner of said firm and the head of the corporate department.

John C. Love -- Mr. Love was appointed to the Board in 1998. He is an independent consultant to the hospitality and tourism industries and was formerly a general partner in the national CPA and consulting firm of Pannell Kerr Forster. He is Chairman Emeritus of the Board of Trustees of Golden Gate University in San Francisco. Mr. Love is also a Director of Santa Fe and Portsmouth.

David C. Gonzalez -- Mr. Gonzalez was appointed Vice President Real Estate of the Company on January 31, 2001. Over the past 15 years, Mr. Gonzalez has served in numerous capacities with the Company, including Controller and Director of Real Estate.

David T. Nguyen - Mr. Nguyen was appointed as Treasurer of the Company on February 26, 2003. Mr. Nguyen also serves as Treasurer of Santa Fe and Portsmouth, having been appointed to those positions on February 27, 2003. Mr. Nguyen is a Certified Public Accountant and, from 1995 to 1999, was employed by PricewaterhouseCoopers LLP where he was a Senior Accountant specializing in real estate. Mr. Nguyen served as the Company's Controller from 1999 to 2001 and from 2003 to the present.

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


BOARD AND COMMITTEE INFORMATION

InterGroup's common stock trades on The National Market System of the Nasdaq Stock Market, Inc. ("Nasdaq-NMS"). It is also listed on the Pacific Exchange, Inc. InterGroup is a small business issuer under the rules and regulations of the Securities and Exchange Commission ("SEC"). With the exception of the Company's President and CEO, John V. Winfield, all of InterGroup's Board of Directors consists of "independent" directors as independence is defined by the applicable rules of the SEC and Nasdaq.

Audit Committee and Audit Committee Financial Expert

The Company's Audit Committee is currently comprised of William J. Nance (Chairperson) and John C. Love, each of whom are independent directors as independence is defined by the applicable rules of the SEC and the NASD, and as may be modified or supplemented. Each of these directors also meets the audit committee financial expert test. The Company expects to add a third independent director to the Committee in the near future.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2004 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14 to this Report. The Company will provide to any person without charge, upon request, a copy of its Code of Ethics by sending such request to: The InterGroup Corporation, Inc., Attn: Treasurer, 820 Moraga Drive, Los Angeles 90049. The Company does not maintain an Internet website. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K.



Item 10.  Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the named Executive Officers of the Company who earned more than $100,000 (salary and bonus) for all services rendered to the Company and its subsidiaries for fiscal years 2004, 2003 and 2002. There are currently no employment contracts with the Executive Officers. No long-term compensation, options or stock appreciation rights were granted to any of the named Executive Officers during the last three fiscal years.

                        SUMMARY COMPENSATION TABLE

                           Annual Compensation

Name and Principal                                           Other Annual
Position                 Year     Salary       Bonus         Compensation
-------------------     ------    -------      ------        -------------
John V. Winfield
Chairman; President      2004    $522,000(1)  $2,077,000(2)   $ 52,426(3)
and Chief Executive      2003    $437,000(1)  $  653,533(2)   $786,290(3)
Officer                  2002    $500,750(1)  $        -      $ 80,359(3)

David C. Gonzalez        2004    $184,902(4)  $   50,000      $ 70,579(5)
Vice President           2003    $156,672(4)  $   20,000             -
Real Estate              2002    $186,672(4)  $  100,000             -

David T. Nguyen          2004    $120,000(6)  $   12,000             -
Treasurer and            2003    $ 60,000(6)  $        -             -
Controller               2002    $      -     $        -             -

Michael G. Zybala        2004    $ 84,000(7)  $    8,000             -
Assistant Secretary      2003    $ 63,000(7)  $    2,600             -
and Counsel              2002    $117,400(7)  $    4,000             -

---------------------

(1) Mr. Winfield also serves as President and Chairman of the Board of the Company's subsidiary, Santa Fe, and Santa Fe's subsidiary, Portsmouth. Mr. Winfield received salary and directors fees of $251,000, $211,750 and $242,000 from those entities during fiscal years 2004, 2003 and 2002, respectively, which amounts are included in this item.

(2) These amounts reflect performance bonuses, paid by the Company and its subsidiary Santa Fe and Santa Fe's subsidiary, Portsmouth, based on the results of Mr. Winfield's management of the securities portfolios of those companies for the fiscal years ended June 30, 2004 and 2003. Of the total amount of the bonus for fiscal 2004, $211,000 was paid by Santa Fe and $407,000 was paid by Portsmouth. For Fiscal 2003, $242,178 was paid by Santa Fe and $411,355 was paid by Portsmouth.

(3) For fiscal year 2003 this amount includes $722,683 in forgiveness of debt on one half of the principal balance and accrued interest on a promissory note due the Company. Amounts also include an auto allowance and compensation for a portion of the salary of an assistant. The auto allowance was $14,926, $33,607 and $33,607 during fiscal years 2004, 2003 and 2002, respectively. The amount of compensation related to the assistant was approximately $37,500, $30,000 and $46,752 during fiscal years 2004, 2003 and 2002, respectively. During fiscal 2004, 2003 and 2002, the Company also paid annual premiums in the amount of $42,500 for a split dollar whole life insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payment to the beneficiary. During fiscal years 2004, 2003 and 2002 Santa Fe and Portsmouth also paid annual premiums on split dollar policies in the total amount of $42,500.

(4) Includes $4,902 for an auto lease for fiscal 2004 and $17,922 for an auto lease in fiscal 2003 and 2002.

(5) Amount shown reflects cost of automobile purchased by the Company for Mr. Gonzalez.

(6) Mr. Nguyen rejoined the Company in December 2002. His salary and bonuses are allocated approximately 50% to the Company and 50% to Santa Fe and Portsmouth.

(7) Mr. Zybala also served as Vice President Operations from in January 1999 to July 15, 2002. His salary and bonuses are allocated approximately 25% to the Company and 75% to Santa Fe and Portsmouth.


On July 18, 2003, the disinterested members of the respective Boards of Directors of the Company's subsidiary, Santa Fe and Santa Fe's subsidiary, Portsmouth, established a performance based compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the securities portfolios of those companies. On January 12, 2004, the disinterested members of the Securities Investment Committee of InterGroup also established a performance based compensation program for Mr. Winfield, which was ratified by the Board of Directors. The Company's previous experience and results with outside money managers was not acceptable. Pursuant to the criteria established the Board of Directors, Mr. Winfield is entitled to performance compensation for his management of the securities portfolios of the Company and its subsidiaries equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published by the Wall Street Journal) plus 2%. Compensation amounts are earned, calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the companies have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be modified or terminated at the discretion of the respective Boards of Directors.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation. Since InterGroup, Santa Fe and Portsmouth are each public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity. For fiscal 2003 and 2002 no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code. For fiscal 2004, approximately $798,700 could be subject to disallowance.


                  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The Company did not have any individual grants of stock options or Stock Appreciation Rights ("SARs") during the year ended June 30, 2004 to any named executive officer.


              AGGREGATE OPTIONS/SAR EXERCISES IN THE LAST FISCAL YEAR
                  AND FISCAL YEAR END OPTION/SAR VALUES


The following table contains information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs (adjusted for March 31, 2003 stock split):

                                              Number of Securities
              Shares                         Underlying Unexercised      Value of Unexercised
           Acquired on        Value            Options/SARs as of        In-the-Money Options/
Name       Exercise (#)     Realized ($)         June 30, 2004            at June 30, 2004
----       ------------     -----------      -----------------------      --------------------
                                           Exercisable/Unexercisable   Exercisable/Unexercisable
                                           -------------------------   ------------------------
John V.
Winfield             -      $     -            225,000/0                     $861,750/0(1)

David C.
Gonzalez             -      $     -              3,000/12,000                $      0/0(1)
--------------

(1) Based on the closing price of the Company's Common Stock on June 30, 2004 of $11.75 per share.

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

Pursuant to the plan, the following non-employee directors of the Company were granted options during fiscal 2004 to purchase shares of Common Stock: Josef
A. Grunwald (3,000 shares); William J. Nance (3,000 shares); Mildred Bond Roxborough (3,000 shares); Gary N. Jacobs (3,000 shares); and John C. Love (3,000 shares). The exercise price for the options is $9.52 per share, which was the closing price of the Company's Common Stock on the Nasdaq National Market System as of the date of grant on July 1, 2003.


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

The exercise price of the option shall be determined at the time of grant and shall not be less than 100% of the fair market value of the Common Stock at the time of the grant of the option. The term of the option shall not exceed 10 years from the date on which the option is granted. The vesting schedule for the options and the method or time that when the option may be exercised in whole or in part shall be determined by the Committee. However, in no event shall an option be exercisable within six months of the date of grant in the case of an optionee subject to Section 16(b) of the Exchange Act. Subject to certain exceptions, the option shall terminate six months after the optionee's employment with the Company terminates. No options to purchase shares were granted pursuant to the Key Employee Plan during fiscal 2004.


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

                                     -49

      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On March 31, 2003, the Company effectuated a three-for-two stock split of its Common Stock in the form of a 50% stock dividend. Any resulting fractional shares were paid in cash.

The following table sets forth, as of September 10, 2004, certain information with respect to the beneficial ownership of Common Stock of the Company (adjusted for stock split) owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.

Name and Address of           Amount and Nature
Beneficial Owner (1)         of Beneficial Owner(2)     Percentage(3)
--------------------        ----------------------     -------------

John V. Winfield               1,613,907(4)                 59.3%

Josef A. Grunwald                139,567(3)                  5.5%

William J. Nance                  75,297(3)                  3.0%

Mildred Bond Roxborough           33,525(3)                  1.3%

Gary N. Jacobs                    27,375(3)(5)               1.1%

John C. Love                      24,000(3)                    *

David C. Gonzalez                 18,750(6)                    *

Michael G. Zybala                      0                       *

David T. Nguyen                        0                       *

All Directors and
Executive Officers as a
Group (9 persons)              1,932,421                    67.6%
------------------
*  Ownership does not exceed 1%.

(1) Unless otherwise indicated, the address for the persons listed is 820 Moraga Drive, Los Angeles, CA 90049.

(2) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(3) Percentages are calculated on the basis of 2,496,686 shares of Common Stock outstanding at September 10, 2004 plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. The following options are included in director's shares: Josef A. Grunwald-30,000; William J. Nance-30,000; Mildred Bond Roxborough-30,000; Gary N. Jacobs-24,000; John C. Love-24,000.

(4) Includes 225,000 shares of which Mr. Winfield has the right to acquire pursuant to options

(5) Other than his options, all shares of Mr. Jacobs are held by the Gary and Robin Jacobs Family Trust.

(6) Includes 3,000 shares of which Mr. Gonzalez has the right to acquire pursuant to options.

As of September 10, 2004, InterGroup's Common Stock was held by approximately 560 registered shareholders and approximately 1,400 beneficial owners.



Changes in Control Arrangements

There are no arrangements that may result in a change in control of the Company.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2004 (adjusted for March 31, 2003 stock split), with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:


Plan category       Securities to     Weighted average   Remaining available
                      be issued       exercise price     for future issuance
                    upon exercise     of outstanding        under equity
                    of outstanding       options         compensation plans
                       options,        warrants and         (excluding
                     warrants and         rights             securities
                       rights                               reflected in
                                                             column (a))
                         (a)                (b)                 (c)
-------------------  ------------      -------------     -------------------
Equity compensation
plans approved by
security holders       378,000             $9.58               72,000

----------------------------------------------------------------------------

Equity compensation
plans not approved
by security holders      None               N/A                 None

----------------------------------------------------------------------------
     Total             378,000             $9.58               72,000
----------------------------------------------------------------------------

Item 12.  Certain Relationships and Related Transactions.

On December 4, 1998, the Administrative and Compensation Committee authorized the Company to obtain whole life and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal 2004 and 2003, the Company paid annual premiums in the amount of approximately $42,500 for the split dollar insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

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

The Company, its subsidiary Santa Fe and Santa Fe's subsidiary, Portsmouth, have established performance based compensation programs for Mr. Winfield's management of the securities portfolios of those companies. For the fiscal years ended June 30, 2004 and 2003, Mr. Winfield received, in the aggregate, performance based compensation in the amounts of $2,077,000 and $653,533, respectively. Of the total amount of the bonus for fiscal 2004, $211,000 was paid by Santa Fe and $407,000 was paid by Portsmouth. For fiscal 2003, $242,178 was paid by Santa Fe and $411,355 was paid by Portsmouth. The performance based compensation was approved by the disinterested members of the respective Boards of Directors of the Company and its subsidiaries.

Gary N. Jacobs, a Director of the Company, is Of Counsel to the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. Through May 31, 2000 he was a senior partner of said firm, which provided legal services
to the Company during the years ended June 30, 2003 and 2002.   During the
year ended June 30, 2003, the Company made payments of approximately $689,000, respectively, to Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. For fiscal 2004, approximately $38,000 in such fees were incurred.


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

10. Material Contracts

    (a) Note and Exercise Agreement from Mr. John V. Winfield dated May 17, 1996 **

    (b) 1998 Stock Option Plan for Non-Employee Directors approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 ***

    (c) 1998 Stock Option Plan for Selected Key Officers, Employees and Consultants approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 ***

14. Code of Ethics

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

(14) Golden West Entertainment, Inc. (incorporated February 15, 1990 in CA)
(15) Golden West Television Productions, Inc. (incorporated September 17, 1991 in CA)
(16) Golden West Television Productions, Inc. (incorporated March 17, 1986 in
     NY)
(17) Intergroup The Trails, Inc. (incorporated on September 14, 1994 in TX)
(18) Intergroup Meadowbrook Gardens, Inc. (incorporated on June 23, 1994 in
     NJ)
(19) Intergroup Pine Lake, Inc. (incorporated on February 9, 1996 in KY)
(20) Bellagio Capital Fund, LLC (established on June 18, 1997 in CA)
(21) Intergroup Casa Maria, Inc. (incorporated on April 3, 1997 in TX)
(22) Healthy Planet Communications, Inc. (incorporated July 3, 1997 in CA)
(23) Santa Fe Financial Corporation (incorporated July 25, 1967 in NV)
(24) Portsmouth Square, Inc. (incorporated July 6, 1967 in CA)
(24) 2301 Bel-Air Equity, Inc. (incorporated May 25, 2000 in CA)
(26) 11378 Ovada Properties, Inc. (incorporated June 21, 2000 in CA)
(27) 11371 Ovada Properties, Inc. (incorporated May 25, 2000 in CA)
(28) 11361 Ovada Properties, Inc. (incorporated June 1, 2000 in CA)
(29) 11680 Bellagio Properties, Inc. (incorporated May 25, 2000 in CA)
(30) North Sepulveda Properties, Inc. (incorporated June 21, 2000 in CA)
(31) 11650 Bellagio Properties, Inc. (incorporated August 17, 2000 in CA)
(32) Intergroup Elwood, Inc. (incorporated October 12, 2000 in TX)
(33) 11720 Bellagio Properties, Inc. (incorporated January 17, 2001 in CA)
(34) 636 Acanto Properties, Inc. (incorporated February 15, 2001 in CA)
(35) Intergroup Tollgate Creek, Inc. (incorporated June 14, 2001 in TX)
(36) 614 Acanto Properties, Inc. (incorporated November 7, 2001 in CA)
(37) Intergroup Uluniu, Inc. (incorporated August 12, 2004 in HI)

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

(b) Reports on Form 8-K:
    -------------------

The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Report.



Item 14.  Principal Accountant Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2004 and 2003 for professional services rendered by PricewaterhouseCoopers LLP, the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

                                            Fiscal Year
                                       --------------------
                                         2004        2003
                                       --------    --------
        Audit Fees                     $207,000    $183,000
        Audit-Related Fees             $      -    $      -
        Tax Fees                       $      -    $      -
        All Other Fees                 $      -    $      -


Audit Committee Pre-Approval Policies

The Audit Committee shall pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to any de minimus exceptions that may be set for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Committee prior to the completion of the audit. The Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Committee at its next scheduled meeting.

All of the services described herein were approved by the Audit Committee pursuant to its pre-approval policies.

None of the hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time permanent employees.

                                SIGNATURES
                                ----------

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: October 7, 2004            by /s/ John V. Winfield
      ---------------               ---------------------------------------
                                    John V. Winfield, Chairman of the Board,
                                    President and Chief Executive Officer


Date: October 7, 2004            by /s/ David T. Nguyen
      ---------------               ---------------------------------------
                                    David T. Nguyen, Treasurer and Controller
                                    Controller (Principal Accounting Officer)


Date: October 7, 2004            by /s/ David C. Gonzalez
      ---------------               --------------------------------------
                                    David C. Gonzalez
                                    Vice President Real Estate


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: October 7, 2004               /s/ John V. Winfield
      ---------------               ---------------------------------------
                                    John V. Winfield, Chairman of the Board,
                                    President and Chief Executive Officer

Date: October 7, 2004               /s/ Josef A. Grunwald
      ---------------               ---------------------------------------
                                    Josef A. Grunwald, Vice Chairman of Board

Date: October 7, 2004               /s/ Gary N. Jacobs
      ---------------               ---------------------------------------
                                    Gary N. Jacobs, Director

Date: October 7, 2004               /s/ John C. Love
      ---------------               ---------------------------------------
                                    John C. Love, Director

Date: October 7, 2004               /s/ William J. Nance
      ---------------               ---------------------------------------
                                    William J. Nance, Director

Date: October 7, 2004               /s/ Mildred Bond Roxborough
      ---------------               ---------------------------------------
                                    Mildred Bond Roxborough, Director