Form 10QSB
period 2004-09-30
INTERGROUP CORP
filed 2004-11-15
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of November 10, 2004 were 2,476,686 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                          THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB



PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet (unaudited)
      As Of September 30, 2004                                         3

    Consolidated Statements of Operations (unaudited)
      For the Three Months Ended September 30, 2004 and 2003           4

    Consolidated Statements of Cash Flows (unaudited)
      For the Three Months Ended September 30, 2004 and 2003           5

    Notes to Consolidated Financial Statements                         6

  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     12

  Item 3. Controls and Procedures                                     16



Part  II.  OTHER INFORMATION

  Item 2. Unregistered Sales of Equity Securities and Use
    of Proceeds                                                       17

  Item 6.  Exhibits and Reports on Form 8-K                           18


Signatures                                                            18

                          THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)

As of September 30,                                                  2004
                                                                  -----------
                                      ASSETS

 Investment in real estate, at cost:
    Land                                                         $ 29,609,000
    Buildings, improvements and equipment                          73,563,000
    Property held for development                                     959,000
                                                                  -----------
                                                                  104,131,000
    Less:  accumulated depreciation                               (18,440,000)
                                                                  -----------
                                                                   85,691,000
  Investment in Justice Investors                                  11,405,000
  Cash and cash equivalents                                         1,949,000
  Restricted cash                                                   4,580,000
  Investment in marketable securities                              42,837,000
  Prepaid expenses and other assets                                 2,193,000
  Property intangible asset net of accum. amort.                      389,000
                                                                  -----------
    Total assets                                                 $149,044,000
                                                                  ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Mortgage notes payable                                         $ 79,983,000
  Due to securities broker                                         19,629,000
  Obligation for securities sold                                    6,485,000
  Line of credit                                                    5,000,000
  Accounts payable and other liabilities                            3,780,000
  Deferred income taxes                                             8,008,000
                                                                  -----------
    Total liabilities                                             122,885,000
                                                                  -----------
Minority interest                                                   8,988,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,193,745 issued, 2,476,686 outstanding                             21,000
  Common stock, class A $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                15,531,000
  Treasury stock, at cost, 717,059 shares                          (7,067,000)
                                                                  -----------
    Total shareholders' equity                                     17,171,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $149,044,000
                                                                  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                           THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the Three Months ended September 30,                 2004           2003
                                                     -----------    -----------
Real estate operations:
  Rental income                                     $  3,504,000   $  2,879,000
  Rental expenses:
    Property operating expenses                       (1,533,000)    (1,418,000)
    Mortgage interest expense                         (1,065,000)      (743,000)
    Real estate taxes                                   (412,000)      (318,000)
    Depreciation                                        (716,000)      (537,000)
    Amortization - intangible asset                     (167,000)             -
                                                     -----------    -----------
Loss from real estate operations                        (389,000)      (137,000)
Loss on early termination of debt                       (133,000)             -
                                                     -----------    -----------
                                                        (522,000)      (137,000)
                                                     -----------    -----------
Equity in net income of Justice Investors                 77,000        208,000
                                                     -----------    -----------
Investment transactions:
  Net investment (losses)gains                        (4,627,000)     2,028,000
  Dividend and interest income                           292,000        151,000
  Margin interest and trading expenses                  (576,000)      (522,000)
                                                     -----------    -----------
    Income(loss) from investment transactions         (4,911,000)     1,657,000
                                                     -----------    -----------
Other income(expense):
  General and administrative expenses                   (381,000)      (358,000)
  Other, net                                              86,000         13,000
                                                     -----------    -----------
    Other expense                                       (295,000)      (345,000)
                                                     -----------    -----------
 Income before provision for income
  taxes and minority interest                         (5,651,000)     1,383,000

Provision for income tax benefit(expense)              2,260,000       (553,000)
                                                     -----------    -----------
Income before minority interest                       (3,391,000)       830,000
Minority interest (expense)benefit                       645,000       (213,000)
                                                     -----------    -----------
Net (loss)income from continuing operations         $ (2,746,000)  $    617,000
                                                     ===========    ===========
Discontinued operations:
  Net loss on discontinued operations               $   (100,000)  $    (27,000)
  Gain on sale of real estate                          6,006,000              -
  Provision for income tax expense(benefit)           (2,362,000)        11,000
                                                     -----------    -----------
Income from discontinued operations                 $  3,544,000   $    (16,000)
                                                     ===========    ===========
Net income                                          $    798,000        601,000
                                                     ===========    ===========
Income(loss) per share from continuing operations
  Basic                                             $      (1.10)  $       0.24
  Diluted                                           $      (0.96)             -
                                                     ===========    ===========
Income(loss) per share from discontinued operations
  Basic                                             $       1.42   $      (0.01)
  Diluted                                           $       1.24   $      (0.01)
                                                     ===========    ===========
Net income per share
  Basic                                             $       0.32   $       0.24
  Diluted                                           $       0.28   $       0.21
                                                     ===========    ===========

Weighted average number of shares outstanding          2,496,468      2,530,384
                                                     ===========    ===========
Diluted weighted average number of shares
  outstanding                                          2,862,468      2,863,384
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                           THE INTEGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


For the three months ended September 30,               2004           2003
                                                   -----------    -----------
Cash flows from operating activities:
  Net income                                      $    798,000   $    601,000
  Adjustments to reconcile net income to cash
   provided by(cash used) in operating activities:
    Depreciation of real estate                        799,000        675,000
    Amortization of intangible asset                   167,000              -
    Loss on early termination of debt                  133,000              -
    Gain on sale of real estate                     (6,006,000)             -
    Net unrealized losses(gains) on investments      4,751,000     (2,408,000)
    Equity in net income from Justice Investors        (77,000)      (208,000)
    Minority interest (benefit)expense                (645,000)       213,000
    Changes in assets and liabilities:
      Restricted cash                               (1,027,000)       154,000
      Investment in marketable securities           19,027,000     (5,089,000)
      Prepaid expenses and other assets              1,665,000        (51,000)
      Accounts payable and other liabilities          (690,000)    (1,355,000)
      Due to broker                                 (2,816,000)    (3,131,000)
      Obligation for securities sold               (15,100,000)     8,995,000
      Deferred income taxes                            674,000       (154,000)
                                                   -----------    -----------
  Net cash provided by(used in)
   operating activities                              1,653,000     (1,758,000)
                                                   -----------    -----------
Cash flows from investing activities:

  Proceeds from sale of property                    11,850,000              -
  Investment in real estate                         (1,467,000)      (700,000)
  Additions to buildings, improvements
   and equipment                                      (875,000)      (371,000)
  Distributions from Justice Investors                       -        397,000
                                                   -----------    -----------
  Net cash provided by(used in)
   investing activities                              9,508,000       (674,000)
                                                   -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable             1,675,000      4,215,000
  Principal payments on mortgage notes payable     (11,396,000)    (2,400,000)
  Purchase of treasury stock                          (268,000)             -
  Dividends paid to minority shareholders                    -       (115,000)
                                                   -----------    -----------
  Net cash (used in) provided by
   financing activities                             (9,989,000)     1,700,000
                                                   -----------    -----------
Net increase(decrease) in cash and
 cash equivalents                                    1,172,000       (732,000)
Cash and cash equivalents at beginning of
 period                                                777,000      1,859,000
                                                   -----------    -----------
Cash and cash equivalents at end of period        $  1,949,000   $  1,127,000
                                                   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         THE INTERGROUP CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  General

The consolidated financial statements included herein are unaudited; however, in the opinion of The InterGroup Corporation ("InterGroup" or the "Company"), the interim financial information contains all adjustments, including normal recurring adjustments, necessary to present fairly the results for the interim period. These consolidated financial statements include the accounts of the Company and its subsidiaries and should be read in conjunction with the Company's June 30, 2004 audited consolidated financial statements and notes thereto.

As of September 30, 2004, the Company had the power to vote 75.2%, of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB: SFEF). Santa Fe's revenue is primarily generated through the management of its 68.9% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI), which derives its revenue primarily as a general partner and a 49.8% limited partner in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Justice owns the land, improvements and leaseholds commonly known as the Holiday Inn Select Downtown & Spa, a 565-room hotel in San Francisco, California (the "Hotel").

The results of operations for the three months ended September 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2005.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As of September 30, 2004, the Company had 366,000 stock options that were considered potentially dilutive common shares and 27,000 stock options that were considered anti-dilutive. These amounts were included in the calculation for diluted earnings per share.

Stock-Based Compensation Plans

Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 148). In accounting for its plans, the Company, as allowable under the provisions of SFAS 148, applies Accounting Principles Board Opinions No. 25, "Accounting for Stock issued to Employees." As a result of this election, the Company does not recognize compensation expense for its stock option plans. Had the Company determined compensation cost based on the fair value for its stock options at grant date (based on 15,000 during the three months ended September 30, 2004), net income and earnings per share would have been reduced to the pro forma amounts as follows:

  Net income                               $   827,000
  Stock based employee
   Compensation expense*                       (62,000)
                                            ----------
  Pro forma net income                     $   765,000
                                            ==========
  Earnings per share
   Basic as reported                       $      0.32
   Basic pro forma                         $      0.30
   Diluted as reported                     $      0.28
   Diluted pro forma                       $      0.27

*Determined under fair value based on method for awards net of related tax effects (40%).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for the three months ended September 30, 2004; risk-free interest rate of 2.60%; dividend yield of 0%; expected Common Stock market price volatility factor of 31.37; and a weighted-average expected life of the options of 10 years. The weighted-average fair value of options granted during the three months ended September 30, 2004 was $6.95 per option. The aggregate fair value of the options granted in during the three months ended September 30, 2004 was $104,000.


2. Investment in Real Estate

In August 2004, the Company purchased an approximately two acre parcel of unimproved land in Kihei, Maui, Hawaii for $1,450,000. The land will be held for sale or development.

In September 2004, the Company sold its 442-unit multi-family apartment complex located in Houston, Texas for $11,850,000. The Company realized a gain of $6,006,000 and received net proceeds of $1,364,000 after repayment of the mortgage on the property, selling costs and attorneys' fees.

Under the provisions of the Statement of Financial Accounting Standards No.144, Accounting for Impairment or Disposal of Long-Lived Assets, the sale of the Houston, Texas property is required to be accounted for as a discontinued operation. The revenues and expenses from the operation of the property have been reclassified from continuing operations for the three months ended September 30, 2004 and 2003 and reported as income from discontinued operations in the consolidated statements of operations. Revenues and expenses from the operation of the property for the three months ended September 30, 2004 and 2003 are summarized as follows:

                                    2004             2003
                                 ----------        ----------
      Revenues                   $  361,000        $  583,000
      Expenses                     (461,000)         (610,000)
                                 ----------        ----------
      Net loss                     (100,000)         ( 27,000)
                                 ==========        ==========

Depreciation expense for the three months ended September 30, 2004 and 2003 for this property was $83,000 and $138,000, respectively.

3.  Marketable Securities:

The Company's investment portfolio consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At Septembr 30, 2004, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings.
Trading securities are summarized as follows:


As of September 30, 2004
                               Gross         Gross            Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $36,843,000    $10,237,000     ($4,243,000)      $5,994,000     $42,837,000

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings.

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of September 30, 2004, the Company had obligations for securities sold(equities short) of $6,485,000.

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.

Included in the net losses on marketable securities of $4,627,000 for the three months ended September 30, 2004 are net unrealized losses of $4,751,000 and net realized gains of $124,000. Included in the net gains on marketable securities of $2,028,000 for the three months ended September 30, 2003 are net unrealized gains of $2,408,000 and net realized losses of $380,000. There were no gross unrealized losses on any securities held which existed for more than one year.

4.  Investment in Justice Investors:

The consolidated accounts include a 49.8% interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership"), in which Portsmouth serves as one of the two general partners. The other general partner, Evon Garage Corporation, which recently changed its name to "Evon Corporation" ("Evon"), serves as the managing general partner. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, commonly known as the Holiday Inn Select Downtown & Spa (the "Hotel"). Portsmouth records its investment in Justice on the equity basis.

The Company amortizes the step up in the asset values allocable to the depreciable assets of its investment in Justice Investors over 40 years, which approximates the remaining life of the primary asset, the hotel building.

As a general and limited partner, Portsmouth has significant control over the management and operation of the assets of Justice. All significant partnership decisions require the active participation and approval of both general partners. The Portsmouth and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners.

Pursuant to the terms of the partnership agreement, voting rights of the partners are determined according to the partners' entitlement to share in the net profit and loss of the partnership. Portsmouth is not entitled to any additional voting rights by virtue of its position as a general partner.
The partnership agreement also provides that no portion of the partnership real property can be sold without the written consent of the general and limited partners entitled to more than 72% of the net profit.

Historically, Justice's most significant income source was a lease between the Partnership and Felcor Lodging Trust, Inc. ("Felcor") for the hotel portion of the property. Pursuant to a Settlement Agreement entered into on May 3, 2004, Felcor agreed to terminate its lease and surrender possession of the Hotel to Justice, on June 30, 2004. Effective July 1, 2004, Justice became the owner-operator of the Hotel, with the assistance of a Management Agreement with Dow Hotel Company, LLC. ("Dow") to perform the day-to day management functions of the Hotel. The Partnership also derives income from the lease of the garage portion of the property to Evon. Portsmouth also derives revenue from management fees from Justice for actively managing the Hotel as a general partner.

For the Company's investment in Justice, to the extent that projected future undiscounted cash flows from the operation of the Hotel property are less than the carrying value of the asset, the investment would be considered permanently impaired and the carrying value of the asset would be reduced to its fair value.

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of September 30,                                             2004
                                                            ----------
Assets
Total current assets                                       $ 4,456,000
Loan fees and deferred lease costs,
  net of accumulated amortization of $6,000                    266,000
Property, plant and equipment, net of
  accumulated depreciation of $13,339,000                    6,871,000
Construction in progress                                       234,000
Land                                                         1,124,000
                                                            ----------
    Total assets                                           $12,951,000
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $    77,000
Long-term debt                                               4,321,000
Other long-term debt                                           173,000
Partners' capital                                            8,380,000
                                                            ----------
    Total liabilities and partners' capital                $12,951,000
                                                            ==========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30,       2004            2003
                                            ----------      ----------
Revenues                                   $ 4,719,000     $ 1,012,000
Costs and expenses                          (4,443,000)       (474,000)
                                            ----------      ----------
Net income                                 $   276,000     $   538,000
                                            ==========      ==========


5. Mortgage Note Payable

In September 2004, the Company repaid a mortgage in the amount of $9,832,000 as a part of the sale of its 442-unit multi-family apartment located Houston, Texas.

In August 2004, the Company repaid a mortgage in the amount of $1,180,000 on its 54-unit multi-family apartment located in Irving, Texas. Related to the repayment of the mortgage, the Company incurred an early termination fee of $133,000.

In August 2004, to facilitate the purchase of the Kihei, Maui, Hawaii property, the Company obtained a loan in the amount of $750,000 with the balance of the purchase price paid in cash. The loan is for a term of three years at a floating interest rate equal to the bank's base rate (currently 4.5%) plus 1%. Interest only is payable monthly.

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

Information below represents reported segments for the three months ended September 30, 2004 and 2003. Operating income for rental properties consists of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains(losses)and dividend and interest income.



                                 Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment                                 Discontinued
September 30, 2004         Properties     Investors   Transactions     Other         Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 3,504,000   $    77,000   $(4,335,000) $          -   $   (754,000)  $    361,000   $   (393,000)
Operating expenses          (1,533,000)            -      (576,000)            -     (2,109,000)      (217,000)    (2,326,000)
Real estate taxes             (412,000)            -             -             -       (412,000)      ( 47,000)      (459,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   1,559,000        77,000    (4,911,000)            -     (3,275,000)        97,000     (3,178,000)

Gain on sale of RE                   -             -             -             -              -      6,006,000      6,006,000
Loss on early term. of debt   (133,000)            -             -             -       (133,000)             -       (133,000)
Mortgage interest expenses  (1,065,000)            -             -             -     (1,065,000)      (114,000)    (1,179,000)
Depreciation                  (716,000)            -             -             -       (716,000)       (83,000)      (799,000)
Amort. of intangible asset    (167,000)            -             -             -       (167,000)             -       (167,000)
General and administrative
  expenses                           -             -             -      (381,000)      (381,000)             -       (381,000)
Other income                         -             -             -        86,000         86,000              -         86,000
Income tax expense                   -             -             -     2,260,000      2,260,000    (2,362,000)       (102,000)
Minority interest                    -             -             -       645,000        645,000              -        645,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (522,000)  $    77,000   $(4,911,000)  $ 2,610,000  $  (2,746,000)  $  3,544,000   $    798,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $85,691,000   $11,405,000   $43,254,000   $ 8,694,000  $ 149,044,000              -   $149,044,000
                           ===========   ===========   ===========   ===========   ============   ============   ============

                                   Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment                                 Discontinued
September 30, 2003         Properties     Investors   Transactions     Other         Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 2,879,000   $   208,000   $ 2,179,000  $          -   $  5,266,000  $     583,000   $  5,849,000
Operating expenses          (1,418,000)            -      (522,000)            -     (1,940,000)      (329,000)    (2,269,000)
Real estate taxes             (318,000)            -             -             -       (318,000)      ( 58,000)      (376,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   1,143,000       208,000     1,657,000             -      3,008,000        196,000      3,204,000

Mortgage interest expenses    (743,000)            -             -             -       (743,000)       (85,000)      (828,000)
Depreciation                  (537,000)            -             -             -       (537,000)      (138,000)      (675,000)
General and administrative
  expenses                           -             -             -      (358,000)      (358,000)             -       (358,000)
Other income                         -             -             -        13,000         13,000              -         13,000
Income tax expense                   -             -             -      (553,000)      (553,000)        11,000       (542,000)
Minority interest                    -             -             -      (213,000)      (213,000)             -       (213,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (137,000)  $   208,000   $ 1,657,000   $(1,111,000) $     617,000   $    (16,000)  $    601,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $63,366,000   $ 8,736,000   $62,435,000   $ 7,927,000  $ 142,464,000              -   $142,464,000
                           ===========   ===========   ===========   ===========   ============   ============   ============

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The discussion below and elsewhere in the Report includes forward-looking statements about the future business results and activities of the Company, which, by their very nature, involve a number of risks and uncertainties. When used in this discussion, the words "estimate", "project", "anticipate" and similar expressions, are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and the securities markets, changes in general economic conditions, interest rates, local real estate markets, and competition, as well as uncertainties relating to uninsured losses, securities markets, and litigation, including those discussed below and in the Company's Form 10-KSB for the fiscal year ended June 30, 2004 that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2004 Compared to the
Three Months Ended September 30, 2003

The Company had net income of $798,000 for the three months ended September 30, 2004 compared to net income of $601,000 for the three months ended September 30, 2003. The increase in net income was primarily due to the gain on sale of real estate, the increase in dividend and interest income and the change in minority interest income, offset by the net investment losses, the increase in the loss from real estate operations and the decrease in the equity in net income of Justice Investors.

Rental income increased to $3,504,000 for the three months ended September 30, 2004 from $2,879,000 for the three months ended September 30, 2003 primarily due to the inclusion of rental income the Company's 358-unit apartment in Las Colinas, Texas that was acquired in April 2004. The increase was partially offset by the reduction in rental income from the Company's Austin and Irving, Texas properties. The reduction in rental income from these two properties was due to higher vacancies and higher rent concessions given to tenants as the result of the soft rental market. Property operating expenses increased to $1,533,000 from $1,418,000 as the result the inclusion of operating expenses related to the new property in the current quarter. Mortgage interest expense increased to $1,065,000 from $743,000 primarily due to the addition of a $20,000,000 mortgage related to the purchase of the Las Colinas, Texas property partially offset by the repayment of the $1,180,000 mortgage on the Irving, Texas property. Real estate taxes and depreciation expense also increased primarily as the result of the purchase of the Las Colinas, Texas property.
The amortization expense of $167,000 was due to the amortization of the intangible asset acquired along with the purchase of the Las Colinas, Texas property.

The Company incurred a loss on early termination of debt in the amount of $133,000 as the result of the repayment of the $1,180,000 mortgage on its property located in Irving, Texas.

In September 2004, the Company sold its 442-unit multi-family apartment complex located in Houston, Texas for $11,850,000. The Company realized a gain of $6,006,000 on the sale. The gain on the sale and the operations of the property for the three months ended September 20, 2004 and 2003 were required to be reported as discontinued operations on the Statement of Operations.

Equity in net income of Justice Investors decreased to $77,000 from $208,000. Effective July 1, 2004, the Justice became the owner-operator of the Hotel rather than a lessor. Thus, the Partnership net income for the first quarter of fiscal 2004 includes the direct operating results of the Hotel, whereas in the prior year Justice received rental income from Felcor pursuant to a lease. Net operating income from the Hotel for the three months ended September 30, 2004 was approximately $305,000. The overall decrease in Partnership net income was primarily attributable to a decrease in income from the Hotel and increased costs in the current quarter related to the repositioning of the Hotel and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the Hotel and other capital improvements.

Average daily room rates for the Hotel increased to approximately $97 for the three months ended September 30, 2004, compared to approximately $90 for the three months ended September 30, 2003, while average monthly occupancy rates decreased to approximately 75% from approximately 79% in the prior period. Those results reflect the efforts of the Partnership and its hotel management company, Dow, to attract higher rated individual business travelers. Overall, the hotel business in the San Francisco Bay Area has lagged behind the recovery seen in other major cities in the United States due to the continued weakness in the local economy and a decline in international travel. The Hotel has also faced more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. The Partnership is committed to making the Hotel competitive in its market by undertaking a significant renovation of the property and seeking a new, more upscale, brand for the Hotel.

Net investment gains(losses) on marketable securities changed to net losses of $4,627,000 for the three months ended September 30, 2004 from net gains of $2,028,000 for the three months ended September 30, 2003. For the three months ended September 30, 2004, the Company had net unrealized losses of $4,751,000 and net realized gains of $124,000. For the three months ended September 30, 2003, the Company had net unrealized gains of $2,408,000 and net realized losses of $380,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income increased to $292,000 from $151,000 as a result of the increased investment in dividend yielding securities.

Other income increased to $86,000 from $13,000 primarily due to the receipt of $69,000 from Justice Investors for management's involvement in the positioning of the hotel.

Net income tax expense (from continuing and discontinued operations combined) decreased to $102,000 from $542,000 as the result of the significantly lower income before taxes generated in three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

Minority interest benefit(expense) changed to a benefit of $645,000 from an expense of $213,000 due to the loss incurred by the Company's subsidiary, Santa Fe, in the current quarter ended September 30, 2004 as compared to income generated in the quarter ended September 30, 2003.


MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 85 different equity
positions.   Only two equity securities are more than 5% of the equity value of the portfolio, with the largest being 7%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of September 30, 2004, the Company had investments in marketable equity securities of $42,837,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of September 30, 2004.

                                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Electric, pipelines, oil and gas    $11,283,000               26.3%
   REITs, Lodging, home builders, and
    Hotels                               6,754,000               15.8%
   Airlines and defense                  6,628,000               15.5%
   Pharmaceuticals and medical           5,494,000               12.8%
   Insurance and banks                   3,676,000                8.6%
   Chemicals, materials, metals,
    and mining                           2,950,000                6.9%
   Telecommunications and media          2,810,000                6.6%
   Apparel, food and consumer goods      2,443,000                5.7%
   Other                                   799,000                1.8%
                                        ----------              ------
                                       $42,837,000              100.0%
                                        ==========              ======


The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the three months ended September 30, 2004 and September 30, 2003, respectively.

                                     Three months ended    Three months ended
                                     September 30, 2004    September 30, 2003
                                       ------------           ------------
Net (losses)gains on marketable
  securities                           $ (4,627,000)         $   2,028,000
Dividend & interest income                  292,000                151,000
Margin interest expense                    (252,000)              (318,000)
Trading and management expenses            (324,000)              (204,000)
                                       ------------           ------------
Investment (loss)income                $ (4,911,000)         $   1,657,000
                                       ============           ============

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. During the three months ended September 30, 2004, operating activities generated cash of $1,653,000, investing activities provided cash of $9,508,000 and financing activities used cash of $9,989,000.

During the three months ended September 30, 2004, the Company made property improvements in the aggregate amount of $875,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

In September 2004, the Company sold its 442-unit multi-family apartment complex located in Houston, Texas for $11,850,000. The Company realized a gain of $6,006,000 and received net proceeds of $1,364,000 after repayment of the mortgage of $9,832,000 on the property, selling costs and attorneys' fees.

In August 2004, the Company repaid the mortgage in the amount of $1,180,000 on its 54-unit multi-family apartment located in Irving, Texas. Related to the repayment of the mortgage, the Company incurred an early termination fee of $133,000.

In August 2004, the Company purchased an approximately two acre parcel of unimproved land in Kihei, Maui, Hawaii for $1,450,000. The land will be held for sale or development. To facilitate the purchase of the property, the Company obtained a loan in the amount of $750,000 with the balance of the purchase price paid in cash. The loan is for a term of three years at a floating interest rate equal to the bank's base rate (currently 4.5%) plus 1%. Interest only is payable monthly.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, shares of its Common Stock. Such repurchases may be made at the discretion of management and depending on market conditions. During the three months ended September 30, 2004, the Company purchased 20,000 shares of its stock for $268,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

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

                       PART II.    OTHER INFORMATION


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) Purchases of equity securities by the small business issuer and affiliated purchasers.


            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
             Number of      Average         as Part of Publicly     Yet Be Purchased
              Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(July 1-          -              -                   -                   22,941
July 31)
--------------------------------------------------------------------------------------
Month #2
(Aug. 1-          -              -                   -                   22,941
Aug. 31)
--------------------------------------------------------------------------------------
Month #3
(Sept. 1-    20,000         $13.42              20,000                    2,941
Sept. 30)
--------------------------------------------------------------------------------------
Total        20,000         $13.42              20,000                    2,941
--------------------------------------------------------------------------------------

The Company currently has only one stock repurchase program. The program was initially announced on January 13, 1998 and was first amended on February 10, 2003. The total number of shares authorized to be repurchased was 720,000, adjusted for stock splits. On October 12, 2004, the Board of Directors authorized the Company to purchase up to an additional 150,000 shares of Company's common stock increasing the total remaining number of shares authorized for repurchase to 152,941. The program has no expiration date and can be amended from time to time in the discretion of the Board of Directors. No plan or program expired during the period covered by the table.

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


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: November 12, 2004                    by /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: November 12, 2004                    by /s/ David T. Nguyen
                                              ------------------------------
                                              David T. Nguyen, Treasurer
                                              and Controller
                                             (Principal Accounting Officer)