Form 10QSB
period 2004-12-31
INTERGROUP CORP
filed 2005-02-14
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of February 10, 2005 were 2,430,186 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                          THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB


PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet (unaudited)
      As Of December 31, 2004                                          3

    Consolidated Statements of Operations (unaudited)
      For the Three Months Ended December 31, 2004 and 2003            4

    Consolidated Statements of Operations (unaudited)
      For the Six Months Ended December 31, 2004 and 2003              5

    Consolidated Statements of Cash Flows (unaudited)
      For the Three Months Ended December 31, 2004 and 2003            6

    Notes to Consolidated Financial Statements                         7

  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     14

  Item 3. Controls and Procedures                                     20



Part  II.  OTHER INFORMATION

  Item 2. Unregistered Sales of Equity Securities and Use
    of Proceeds                                                       21

  Item 6.  Exhibits and Reports on Form 8-K                           22


Signatures                                                            22

                          THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)

As of December 31,                                                   2004
                                                                  -----------
                                      ASSETS

 Investment in real estate, at cost:
    Land                                                         $ 29,609,000
    Buildings, improvements and equipment                          74,466,000
    Property held for development                                     994,000
                                                                  -----------
                                                                  105,069,000
    Less:  accumulated depreciation                               (19,153,000)
                                                                  -----------
                                                                   85,916,000
  Investment in Justice Investors                                  11,048,000
  Cash and cash equivalents                                         1,005,000
  Restricted cash                                                   3,396,000
  Investment in marketable securities                              66,526,000
  Prepaid expenses and other assets                                 2,904,000
  Property intangible asset net of accum. amort.                      222,000
                                                                  -----------
    Total assets                                                 $171,017,000
                                                                  ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Mortgage notes payable                                         $ 80,393,000
  Due to securities broker                                         26,873,000
  Obligation for securities sold                                   15,295,000
  Line of credit                                                    6,413,000
  Accounts payable and other liabilities                            5,441,000
  Deferred income taxes                                             8,796,000
                                                                  -----------
    Total liabilities                                             143,211,000
                                                                  -----------
Minority interest                                                   9,243,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,193,745 issued, 2,436,686 outstanding                             21,000
  Common stock, class A $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                17,458,000
  Treasury stock, at cost, 757,059 shares                          (7,602,000)
                                                                  -----------
    Total shareholders' equity                                     18,563,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $171,017,000
                                                                  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                           THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the Three Months ended December 31,                  2004           2003
                                                     -----------    -----------
Real estate operations:
  Rental income                                     $  3,508,000   $  2,467,000
  Rental expenses:
    Property operating expenses                       (1,699,000)    (1,448,000)
    Mortgage interest expense                         (1,111,000)      (863,000)
    Real estate taxes                                   (767,000)      (301,000)
    Depreciation                                        (711,000)      (500,000)
    Amortization - intangible asset                     (166,000)             -
                                                     -----------    -----------
Loss from real estate operations                        (946,000)      (645,000)
                                                     -----------    -----------
Equity in net income(loss) of Justice Investors         (357,000)       236,000
                                                     -----------    -----------
Investment transactions:
  Net investment gains                                 6,705,000      6,583,000
  Impairment loss on other investments                  (258,000)             -
  Dividend and interest income                           199,000        223,000
  Margin interest and trading expenses                  (824,000)    (1,932,000)
                                                     -----------    -----------
    Income from investment transactions                5,822,000      4,874,000
                                                     -----------    -----------
Other income(expense):
  General and administrative expenses                   (321,000)      (483,000)
  Other, net                                               8,000         49,000
                                                     -----------    -----------
    Other expense                                       (313,000)      (434,000)
                                                     -----------    -----------
 Income before provision for income
  taxes and minority interest                          4,206,000      4,031,000

Provision for income tax expense                      (1,683,000)    (1,613,000)
                                                     -----------    -----------
Income before minority interest                        2,523,000      2,418,000
Minority interest expense                               (596,000)      (444,000)
                                                     -----------    -----------
Net income from continuing operations               $  1,927,000   $  1,974,000
                                                     ===========    ===========
Discontinued operations:
  Net loss on discontinued operations               $          -   $    (30,000)
  Gain on sale of real estate                                  -              -
  Provision for income tax benefit                             -         12,000
                                                     -----------    -----------
Loss from discontinued operations                   $          -   $    (18,000)
                                                     ===========    ===========
Net income                                          $  1,927,000   $  1,956,000
                                                     ===========    ===========
Income per share from continuing operations
  Basic                                             $       0.78   $       0.78
  Diluted                                           $       0.68   $       0.69
                                                     ===========    ===========
Loss per share from discontinued operations
  Basic                                             $          -   $      (0.01)
  Diluted                                           $          -   $      (0.01)
                                                     ===========    ===========
Net income per share
  Basic                                             $       0.78   $       0.78
  Diluted                                           $       0.68   $       0.68
                                                     ===========    ===========

Weighted average number of shares outstanding          2,470,532      2,522,585
                                                     ===========    ===========
Diluted weighted average number of shares
  outstanding                                          2,838,032      2,855,585
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


                          THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the Six Months ended December 31,                    2004           2003
                                                     -----------    -----------
Real estate operations:
  Rental income                                     $  7,012,000   $  5,346,000
  Rental expenses:
    Property operating expenses                       (3,232,000)    (2,866,000)
    Mortgage interest expense                         (2,176,000)    (1,606,000)
    Real estate taxes                                 (1,179,000)      (619,000)
    Depreciation                                      (1,427,000)    (1,037,000)
    Amortization - intangible asset                     (333,000)             -
    Loss on early termination of debt                   (133,000)             -
                                                     -----------    -----------
Loss from real estate operations                      (1,468,000)      (782,000)
                                                     -----------    -----------
Equity in net income(loss) of Justice Investors         (280,000)       444,000
                                                     -----------    -----------
Investment transactions:
  Net investment gains                                 2,078,000      8,611,000
  Impairment on other investments                       (258,000)             -
  Dividend and interest income                           491,000        374,000
  Margin interest and trading expenses                (1,400,000)    (2,454,000)
                                                     -----------    -----------
    Income from investment transactions                  911,000      6,531,000
                                                     -----------    -----------
Other income(expense):
  General and administrative expenses                   (702,000)      (841,000)
  Other, net                                              94,000         62,000
                                                     -----------    -----------
    Other expense                                       (608,000)      (779,000)
                                                     -----------    -----------
 Income(loss) before provision for income
  taxes and minority interest                         (1,445,000)     5,414,000

Provision for income tax benefit(expense)                577,000     (2,166,000)
                                                     -----------    -----------
Income(loss) before minority interest                   (868,000)     3,248,000
Minority interest benefit(expense)                        49,000       (657,000)
                                                     -----------    -----------
Net (loss)income from continuing operations         $   (819,000)  $  2,591,000
                                                     ===========    ===========
Discontinued operations:
  Net loss on discontinued operations               $   (100,000)  $    (57,000)
  Gain on sale of real estate                          6,006,000              -
  Provision for income tax expense(benefit)           (2,362,000)        23,000
                                                     -----------    -----------
Income from discontinued operations                 $  3,544,000   $    (34,000)
                                                     ===========    ===========
Net income                                          $  2,725,000   $  2,557,000
                                                     ===========    ===========
Income(loss) per share from continuing operations
  Basic                                             $      (0.33)  $       1.03
  Diluted                                           $      (0.29)          0.91
                                                     ===========    ===========
Income(loss) per share from discontinued operations
  Basic                                             $       1.43   $      (0.01)
  Diluted                                           $       1.24   $      (0.01)
                                                     ===========    ===========
Net income per share
  Basic                                             $       1.10   $       1.01
  Diluted                                           $       0.96   $       0.89
                                                     ===========    ===========

Weighted average number of shares outstanding          2,483,751      2,526,442
                                                     ===========    ===========
Diluted weighted average number of shares
  outstanding                                          2,851,251      2,859,442
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             THE INTEGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


For the six months ended December 31,                 2004           2003
                                                   -----------    -----------
Cash flows from operating activities:
  Net income                                      $  2,725,000   $  2,557,000
  Adjustments to reconcile net income to cash
   provided by(cash used) in operating activities:
    Depreciation of real estate                      1,510,000      1,317,000
    Amortization of intangible asset                   333,000              -
    Loss on early termination of debt                  133,000              -
    Gain on sale of real estate                     (6,006,000)             -
    Net unrealized gains on investments             (1,573,000)    (5,319,000)
    Equity in net income from Justice Investors        280,000       (444,000)
    Minority interest expense                          (49,000)       657,000
    Changes in assets and liabilities:
      Restricted cash                                  157,000        745,000
      Investment in marketable securities            1,366,000    (24,472,000)
      Prepaid expenses and other assets                956,000        269,000
      Accounts payable and other liabilities           971,000       (437,000)
      Due to broker                                  4,428,000      9,951,000
      Obligation for securities sold                (6,290,000)    12,857,000
      Deferred income taxes                          1,462,000      1,397,000
                                                   -----------    -----------
  Net cash provided by(used in)
   operating activities                                403,000       (922,000)
                                                   -----------    -----------
Cash flows from investing activities:

  Proceeds from sale of property                    11,850,000              -
  Investment in real estate                         (1,467,000)      (700,000)
  Additions to buildings, improvements
   and equipment                                    (1,813,000)      (803,000)
  Distributions from Justice Investors                       -        636,000
  Purchase of Santa Fe stock                           (44,000)      (923,000)
                                                   -----------    -----------
  Net cash provided by(used in)
   investing activities                              8,526,000     (1,790,000)
                                                   -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable             1,675,000      8,275,000
  Principal payments on mortgage notes payable     (10,986,000)    (5,126,000)
  Borrowings from line of credit                     1,413,000              -
  Purchase of treasury stock                          (803,000)      (252,000)
  Dividends paid to minority shareholders                    -       (115,000)
                                                   -----------    -----------
  Net cash (used in) provided by
   financing activities                             (8,701,000)     2,782,000
                                                   -----------    -----------
Net increase in cash and cash equivalents              228,000         70,000
Cash and cash equivalents at beginning of
 period                                                777,000      1,859,000
                                                   -----------    -----------
Cash and cash equivalents at end of period        $  1,005,000   $  1,929,000
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

As of December 31, 2004, the Company had the power to vote 75.5%, of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB:
SFEF). Santa Fe's revenue is primarily generated through the management of its 68.9% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI), which derives its revenue primarily as a general partner and a 49.8% limited partner in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Justice owns the land, improvements and leaseholds commonly known as the Holiday Inn Select Downtown & Spa, a 565-room hotel in San Francisco, California (the "Hotel").

The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2005.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As of December 31, 2004, the Company had 367,500 stock options that were considered potentially dilutive common shares and 25,500 stock options that were considered anti-dilutive. These amounts were included in the calculation for diluted earnings per share.


Stock-Based Compensation Plans

Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 148). In accounting for its plans, the Company, as allowable under the provisions of SFAS 148, applies Accounting Principles Board Opinions No. 25, "Accounting for Stock issued to Employees." As a result of this election, the Company does not recognize compensation expense for its stock option plans. Had the Company determined compensation cost based on the fair value for its stock options at grant date (based on 16,500 during the six months ended December 31, 2004), net income and earnings per share would have been reduced to the pro forma amounts as follows:

  Net income                               $ 2,725,000
  Stock based employee
   Compensation expense*                       (68,000)
                                            ----------
  Pro forma net income                     $ 2,657,000
                                            ==========
  Earnings per share
   Basic as reported                       $      1.10
   Basic pro forma                         $      1.07
   Diluted as reported                     $      0.96
   Diluted pro forma                       $      0.93

*Determined based on the fair value method for awards net of related tax effects (40%).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for the six months ended December 31, 2004; risk-free interest rate of 3.01%; dividend yield of 0%; expected Common Stock market price volatility factor of 25.89; and a weighted-average expected life of the options of 10 years. The weighted-average fair value of options granted during the six months ended December 31, 2004 was $6.93 per option. The aggregate fair value of the options granted in during the six months ended December 31, 2004 was $114,000.

The Company is currently evaluating the impact of Financial Accounting Standard 123R,"Share-Based Payments".

2. Investment in Real Estate

In September 2004, the Company sold its 442-unit multi-family apartment complex located in Houston, Texas for $11,850,000. The Company realized a gain of $6,006,000 and received net proceeds of $1,364,000 after repayment of the mortgage on the property, selling costs and attorneys' fees.

Under the provisions of the Statement of Financial Accounting Standards No.144, Accounting for Impairment or Disposal of Long-Lived Assets, the sale of the Houston, Texas property is required to be accounted for as a discontinued operation. The revenues and expenses from the operation of the property have been reclassified from continuing operations for the three and six months ended December 31, 2004 and 2003 and reported as income from discontinued operations in the consolidated statements of operations. Revenues and expenses from the operation of the property for the three and six months ended December 31, 2004 and 2003 are summarized as follows:

For three months ended December 31,       2004               2003
                                       ----------        ----------
      Revenues                         $        -        $  614,000
      Expenses                                  -          (644,000)
                                       ----------        ----------
      Net loss                                  -           (30,000)
                                       ==========        ==========

For six months ended December 31,         2004               2003
                                       ----------        ----------
      Revenues                         $  361,000       $ 1,197,000
      Expenses                           (461,000)       (1,254,000)
                                       ----------        ----------
      Net loss                           (100,000)          (57,000)
                                       ==========        ==========

Depreciation expense for the three months ended December 31, 2004 and 2003, was $83,000 and $142,000, respectively. Depreciation expense for the six months ended December 31, 2004 and 2003, was $83,000 and $280,000, respectively.

3.  Marketable Securities:

The Company's investment portfolio consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At December 31, 2004, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings.
Trading securities are summarized as follows:

As of December 31, 2004

                               Gross         Gross            Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $52,026,000    $17,770,000     ($3,270,000)      $14,500,000     $66,526,000


Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings.

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of December 31, 2004, the Company had obligations for securities sold(equities short) of $15,295,000.

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.

Included in the net gains on marketable securities of $6,705,000 for the three months ended December 31, 2004 are net unrealized gains of $6,324,000 and net realized gains of $381,000. Included in the net gains on marketable securities of $6,583,000 for the three months ended December 31, 2003 are net unrealized gains of $2,911,000 and net realized gains of $3,672,000. There were no gross unrealized losses on any securities held which existed for more than one year.

Included in the net gains on marketable securities of $2,078,000 for the six months ended December 31, 2004 are net unrealized gains of $1,573,000 and net realized gains of $505,000. Included in the net gains on marketable securities of $8,611,000 for the six months ended December 31, 2003 are net unrealized gains of $5,319,000 and net realized gains of $3,292,000. There were no gross unrealized losses on any securities held which existed for more than one year.


4.  Investment in Justice Investors:

The consolidated accounts include a 49.8% interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership"), in which Portsmouth serves as one of the two general partners. The other general partner, Evon Corporation ("Evon"), serves as the managing general partner. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, commonly known as the Holiday Inn Select Downtown & Spa (the "Hotel"). Portsmouth records its investment in Justice on the equity basis.

The Company amortizes the step up in the asset values allocable to the depreciable assets of its investment in Justice Investors over 40 years, which approximates the remaining life of the primary asset, the hotel building.

Historically, Justice's most significant income source was a lease between the Partnership and Felcor Lodging Trust, Inc. ("Felcor") for the hotel portion of the property. Pursuant to a Settlement Agreement entered into on May 3, 2004, Felcor agreed to terminate its lease and surrender possession of the Hotel to Justice, on June 30, 2004. Effective July 1, 2004, Justice became the owner-operator of the Hotel, with the assistance of a Management Agreement with Dow Hotel Company, LLC. ("Dow") to perform the day-to day management functions of the Hotel. The Partnership also derives income from the lease of the garage portion of the property to Evon and from a lease on the lobby level of the Hotel to Tru Spa. The Company also derives revenue from management fees from Justice for actively managing the hotel as a general partner.

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

In May of 2004, a $5,000,000 settlement payment was made to Justice from the hotel lessee to resolve disputes regarding certain obligations of Felcor and others under the terms of the Hotel Lease. That settlement payment is being held in a separate partnership account and will be applied towards the costs of capital repairs, replacements and improvements necessary to place the hotel in the condition required by the Hotel Lease at the end of its term. The Partnership expects to utilize all of the settlement proceeds for such during fiscal 2005, which may impact the Company's equity in net income of Justice Investors for fiscal 2005.

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership estimates that the cost of the renovations will range from approximately $22 million to $24 million. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

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


Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET
                              (Unaudited)

As of December 31,                                             2004
                                                            ----------
Assets
Cash                                                       $ 4,517,000
Other current assets                                         1,067,000
Property, plant and equipment, net of
  accumulated depreciation of $13,488,000                    7,092,000
Construction in progress                                       647,000
Land                                                         1,124,000
                                                            ----------
    Total assets                                           $14,447,000
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $ 1,862,000
Long-term debt                                               4,780,000
Other long-term libilities                                      35,000
Partners' capital                                            7,770,000
                                                            ----------
    Total liabilities and partners' capital                $14,447,000
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the three months ended December 31,        2004            2003
                                            ----------      ----------
Hotel revenue                              $ 3,452,000     $         -
Hotel rent                                           -         625,000
Garage rent                                    244,000         301,000
Other income(expense)                           69,000         379,000
Operating expenses                          (4,406,000)       (712,000)
                                            ----------      ----------
Net income(loss)                           $  (641,000)    $   593,000
                                            ==========      ==========


For the six months ended December 31,          2004            2003
                                            ----------      ----------
Hotel revenue                              $ 7,806,000     $         -
Hotel rent                                           -       1,250,000
Garage rent                                    549,000         674,000
Other income(expense)                          129,000         393,000
Operating expenses                          (8,849,000)     (1,186,000)
                                            ----------      ----------
Net income(loss)                           $  (365,000)    $ 1,131,000
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

Information below represents reported segments for the three months ended December 31, 2004 and 2003. Operating income for rental properties consists of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (losses) for investment transactions consist of net investment gains(losses)and dividend and interest income.

                               Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment                                 Discontinued
December 31, 2004         Properties     Investors   Transactions     Other         Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 3,508,000   $  (357,000)  $ 6,904,000  $          -   $ 10,055,000   $          -   $ 10,055,000
Operating expenses          (1,699,000)            -    (1,082,000)            -     (2,781,000)             -     (2,781,000)
Real estate taxes             (767,000)            -             -             -       (767,000)             -       (767,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   1,042,000      (357,000)    5,822,000             -      6,507,000              -      6,507,000

Mortgage interest expenses  (1,111,000)            -             -             -     (1,111,000)             -     (1,111,000)
Depreciation                  (711,000)            -             -             -       (711,000)             -       (711,000)
Amort. of intangible asset    (166,000)            -             -             -       (166,000)             -       (166,000)
General and administrative
  expenses                           -             -             -      (321,000)      (321,000)             -       (321,000)
Other income                         -             -             -         8,000          8,000              -          8,000
Income tax expense                   -             -             -    (1,683,000)    (1,683,000)             -     (1,683,000)
Minority interest                    -             -             -      (596,000)      (596,000)             -       (596,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (946,000)  $  (357,000)  $ 5,822,000   $(2,592,000) $   1,927,000   $          -   $  1,927,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $85,916,000   $11,048,000   $68,118,000   $ 5,935,000  $ 171,017,000              -   $171,017,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


                               Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment                                 Discontinued
December 31, 2003          Properties     Investors   Transactions     Other         Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 2,467,000   $   236,000   $ 6,806,000  $          -   $  9,509,000   $    614,000   $ 10,123,000
Operating expenses          (1,448,000)            -    (1,932,000)            -     (3,380,000)      (357,000)    (3,737,000)
Real estate taxes             (301,000)            -             -             -       (301,000)       (82,000)      (383,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)     718,000       236,000     4,874,000             -      5,828,000        175,000      6,003,000

Mortgage interest expenses    (863,000)            -             -             -       (863,000)       (63,000)      (926,000)
Depreciation                  (500,000)            -             -             -       (500,000)      (142,000)      (642,000)
General and administrative
  expenses                           -             -             -      (483,000)      (483,000)             -       (483,000)
Other income                         -             -             -        49,000         49,000              -         49,000
Income tax benefit(expense)          -             -             -    (1,613,000)    (1,613,000)        12,000     (1,601,000)
Minority interest                    -             -             -      (444,000)      (444,000)             -       (444,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (645,000)  $   236,000   $ 4,874,000   $(2,491,000) $   1,974,000   $    (18,000)  $  1,956,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $63,156,000   $ 8,945,000   $84,730,000   $ 7,818,000  $ 164,649,000              -   $164,649,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


                              Real Estate
                           -------------------------
Six months ended            Rental       Justice     Investment                                 Discontinued
December 31, 2004         Properties     Investors   Transactions     Other         Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 7,012,000   $  (280,000)  $ 2,569,000  $          -   $  9,301,000   $    361,000   $  9,662,000)
Operating expenses          (3,232,000)            -    (1,658,000)            -     (4,890,000)      (217,000)    (5,107,000)
Real estate taxes           (1,179,000)            -             -             -     (1,179,000)      ( 47,000)    (1,226,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   2,601,000      (280,000)      911,000             -      3,232,000         97,000      3,329,000

Gain on sale of RE                   -             -             -             -              -      6,006,000      6,006,000
Loss on early term. of debt   (133,000)            -             -             -       (133,000)             -       (133,000)
Mortgage interest expenses  (2,176,000)            -             -             -     (2,176,000)      (114,000)    (2,290,000)
Depreciation                (1,427,000)            -             -             -     (1,427,000)       (83,000)    (1,510,000)
Amort. of intangible asset    (333,000)            -             -             -       (333,000)             -       (333,000)
General and administrative
  expenses                           -             -             -      (702,000)      (702,000)             -       (702,000)
Other income                         -             -             -        94,000         94,000              -         94,000
Income tax expense                   -             -             -       577,000        577,000    (2,362,000)     (1,785,000)
Minority interest                    -             -             -        49,000         49,000              -         49,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,468,000)  $  (280,000)  $   911,000   $    18,000  $    (819,000)  $  3,544,000   $  2,725,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $85,916,000   $11,048,000   $68,118,000   $ 5,935,000  $ 171,017,000              -   $171,017,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


                                Real Estate
                           -------------------------
Six months ended            Rental       Justice     Investment                                 Discontinued
December 31, 2003          Properties     Investors   Transactions     Other         Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 5,346,000   $   444,000   $ 8,985,000  $          -   $ 14,775,000   $  1,197,000   $ 15,972,000
Operating expenses          (2,866,000)            -    (2,454,000)            -     (5,320,000)      (686,000)    (6,006,000)
Real estate taxes             (619,000)            -             -             -       (619,000)      (140,000)      (759,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   1,861,000       444,000     6,531,000             -      8,836,000        371,000      9,207,000
Mortgage interest expenses  (1,606,000)            -             -             -     (1,606,000)      (148,000)    (1,754,000)
Depreciation                (1,037,000)            -             -             -     (1,037,000)      (280,000)    (1,317,000)
General and administrative
  expenses                           -             -             -      (841,000)      (841,000)             -       (841,000)
Other income                         -             -             -        62,000         62,000              -         62,000
Income tax expense                   -             -             -    (2,166,000)    (2,166,000)        23,000     (2,143,000)
Minority interest                    -             -             -      (657,000)      (657,000)             -       (657,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (782,000)  $   444,000   $ 6,531,000   $(3,602,000) $   2,591,000   $    (34,000)  $  2,557,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $63,156,000   $ 8,945,000   $84,730,000   $ 7,818,000  $ 164,649,000              -   $164,649,000
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


RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2004 Compared to the
Three Months Ended December 31, 2003

The Company had net income of $1,927,000 for the three months ended December 31, 2004 compared to net income of $1,956,000 for the three months ended December 31, 2003. The decrease in net income was primarily due to the increase in the loss from real estate operations, the change in equity in income(loss) of Justice Investors to a loss and the increase in minority interest, partially offset by the increase in net investment gains, the decrease in margin interest and trading expenses and the decrease in general and administrative expenses.

Rental income increased to $3,508,000 for the three months ended December 31, 2004 from $2,467,000 for the three months ended December 31, 2003 primarily due to the inclusion of rental income in the current quarter of the Company's 358-unit apartment in Las Colinas, Texas that was acquired in April 2004 and the exclusion from rental income in the comparable quarter of the Houston, Texas property that was sold in September 2004. The revenues and expenses of the Houston, Texas property were excluded from the real estate operations and required to be included under discontinued operations. The increase in rental income was partially offset by the reduction in rental income from the Company's Austin and Irving, Texas properties. The reduction in rental income from these two properties was due to higher vacancies and higher rent concessions given to tenants as the result of the soft rental market. Property operating expenses increased to $1,699,000 from $1,488,000 primarily as the result of the inclusion of operating expenses related to the new property in the current quarter. Mortgage interest expense increased to $1,111,000 from $863,000 primarily due to the addition of a $20,000,000 mortgage related to the purchase of the Las Colinas, Texas property partially offset by the repayment of the $1,180,000 mortgage on the Irving, Texas property. Real estate taxes and depreciation expense also increased primarily as the result of the purchase of the Las Colinas, Texas property. The amortization expense of $166,000 was due to the amortization of the intangible asset acquired along with the purchase of the Las Colinas, Texas property.

Equity in net income(loss) of Justice Investors changed to a loss of $357,000 from income of $236,000. Effective July 1, 2004, Justice became the owner-operator of the Hotel rather than a lessor. Thus, the Partnership net income for the three months ended December 31, 2004 includes the direct operating results of the Hotel, whereas in the prior year Justice received rental income from Felcor pursuant to a lease. The net operating loss from the Hotel for the three months ended December 31, 2004 was approximately $490,000 while the Partnership received approximately $625,000 in rent from the Hotel lease for the three months ended December 31, 2003. The overall decrease in Partnership net income was primarily attributable to the net operating loss from the Hotel and increased costs in the current quarter related to professional fees for the repositioning of the Hotel and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the Hotel and other capital improvements.

Average daily room rates for the Hotel decreased to approximately $88 for the three months ended December 31, 2004, compared to approximately $92 for the three months ended December 31, 2003, while average monthly occupancy rates remained relatively flat at approximately 64%. Those results primarily reflect the inability of the Hotel to currently meet its competition. The Hotel is facing more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. The Partnership is committed to making the Hotel competitive in its market by undertaking a significant renovation of the property and entering into a new License Agreement to operate the Hotel as a Hilton Brand hotel after the renovation is complete. In addition, the hotel business in the San Francisco Bay Area has lagged behind the recovery seen in other major cities in the United States due to the continued weakness in the local economy and a decline in international travel.

Net investment gains on marketable securities increased to $6,705,000 for the three months ended December 31, 2004 from $6,583,000 for the three months ended December 31, 2003. For the three months ended December 31, 2004, the Company had net unrealized gains of $6,324,000 and net realized gains of $381,000. For the three months ended December 31, 2003, the Company had net unrealized gains of $2,911,000 and net realized gains of $3,672,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the quarter, the Company recorded an impairment loss of $258,000 related to a private placement investment.

Margin interest and trading expenses decreased to $824,000 from $1,932,000 primarily due to the decrease in the performance-based compensation earned by the Company's CEO for his management of the Company's investment portfolio to $320,000 from $1,192,000. Margin interest expense also decreased to $209,000 from $348,000 and trading expenses decreased to $293,000 from $392,000.

General and administrative expenses decreased to $321,000 from $483,000 primarily to due to the reduction of annual corporate tax preparation fees to $30,000 from $120,000. Management continues to make efforts to reduce general and administrative expenses across the board.

Other income decreased to $8,000 from $49,000 primarily due to the one time receipt of $36,000 in administrative fees for services provided by management to a third party during the three months ended December 31, 2003.

Minority interest expense increased to $596,000 from $444,000 due to the higher income generated by the Company's subsidiary, Santa Fe, in the current quarter.


For the Six Months Ended December 31, 2004 Compared to the
Six Months Ended December 31, 2003

The Company had net income of $2,725,000 for the six months ended December 31, 2004 compared to net income of $2,557,000 for the six months ended December 31, 2003. The increase in net income was primarily due to the gain on sale of real estate, the decrease in margin interest and trading expenses, the increase in dividend and interest income, the decrease in general and administrative expenses and the decrease in minority interest expense partially offset by the decrease in net investment gains, the higher loss from real estate operations, the change in the equity in net income(loss) from Justice Investors to a loss and the impairment loss on other investments.

Rental income increased to $7,012,000 for the six months ended December 31, 2004 from $5,346,000 for the six months ended December 31, 2003 primarily due to the inclusion of rental income in the six months ended December 31, 2004 of the Company's 358-unit apartment in Las Colinas, Texas that was acquired in April 2004 and the exclusion from rental income in the comparable six months ended December 31, 2003 of the Houston, Texas property that was sold in September 2004. The revenues and expenses of the Houston, Texas property were excluded from the real estate operations and were required to be included under discontinued operations. The increase in rental income was partially offset by the reduction in rental income from the Company's Austin and Irving, Texas properties. The reduction in rental income from these two properties was due to higher vacancies and higher rent concessions given to tenants as the result of the soft rental market. Property operating expenses increased to $3,232,000 from $2,866,000 as the result the inclusion of operating expenses related to the new property in the six months ended December 31, 2004. Mortgage interest expense increased to $2,176,000 from $1,606,000 primarily due to the addition of a $20,000,000 mortgage related to the purchase of the Las Colinas, Texas property partially offset by the repayment of the $1,180,000 mortgage on the Irving, Texas property. Real estate taxes and depreciation expense also increased primarily as the result of the purchase of the Las Colinas, Texas property. The amortization expense of $333,000 was due to the amortization of the intangible asset acquired along with the purchase of the Las Colinas, Texas property.

The Company incurred a loss on early termination of debt in the amount of $133,000 as the result of the repayment of the $1,180,000 mortgage on its property located in Irving, Texas in August 2004.

In September 2004, the Company sold its 442-unit multi-family apartment complex located in Houston, Texas for $11,850,000. The Company realized a gain of $6,006,000 on the sale. The gain on the sale and the operations of the property for the six months ended December 31, 2004 and 2003 were required to be reported as discontinued operations on the Statement of Operations.

Equity in net income(loss) of Justice Investors changed to a loss of $280,000 compared to income of $444,000. Effective July 1, 2004, Justice became the owner-operator of the Hotel rather than a lessor. Thus, the Partnership net income for the first six months of fiscal 2005 includes the direct operating results of the Hotel, whereas in the prior year Justice received rental income from Felcor pursuant to a lease. The net operating loss from the Hotel for the six months ended December 31, 2004 was approximately $185,000, while the Partnership received approximately $1,250,000 in rent from the Hotel lease for the six months ended December 31, 2003. The overall decrease in Partnership net income was primarily attributable to the net operating loss from the Hotel and increased costs in the current quarter related to professional fees for the repositioning of the Hotel and additional depreciation and interest costs related to the build-out of the new spa and meeting rooms in the Hotel and other capital improvements.

Average daily room rates for the Hotel increased modestly to approximately $93 for the six months ended December 31, 2004, compared to approximately $91 for the six months ended December 31, 2003, while average monthly occupancy rates decreased to approximately 69% compared to approximately 72% in the prior year. Those results primarily reflect the inability of the Hotel to currently meet its competition. The Hotel is facing more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. The Partnership is committed to making the Hotel competitive in its market by undertaking a significant renovation of the property and by entering into a new Franchise License Agreement to operate the Hotel as a Hilton Brand hotel after the renovation is complete. In addition, the hotel business in the San Francisco Bay Area has lagged behind the recovery seen in other major cities in the United States due to the continued weakness in the local economy and a decline in international travel.

Net investment gains on marketable securities decreased to $2,078,000 for the six months ended December 31, 2004 from $8,611,000 for the six months ended December 31, 2003. For the six months ended December 31, 2004, the Company had net unrealized gains of $1,573,000 and net realized gains of $505,000. For the six months ended December 31, 2003, the Company had net unrealized gains of $5,319,000 and net realized gains of $3,292,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the six months ended December 31, 2004, the Company recorded an impairment loss of $258,000 related to a private placement investment.

Dividend and interest income increased to $491,000 from $374,000 as a result of the increased investment in dividend yielding securities.

Margin interest and trading expenses decreased to $1,400,000 from $2,454,000 primarily due to the decrease in the performance-based compensation earned by the Company's CEO for his management of the Company's investment portfolio to $320,000 from $1,192,000. Margin interest expense also decreased to $461,000 from $666,000 as the result of the maintenance of lower average margin balances.

General and administrative expenses decreased to $702,000 from $841,000 primarily to due to the reduction of annual corporate tax preparation fees to $30,000 from $120,000. Management's continues to make efforts to reduce general and administrative expenses across the board.

Other income increased to $94,000 from $62,000 primarily due to the receipt of $69,000 during the six months ended December 31, 2004 from Justice Investors for management's involvement in the positioning of the hotel.

Minority interest benefit(expense) changed to a benefit of $49,000 from an expense of $657,000 as a result of the loss generated by the Company's subsidiary, Santa Fe during the six months ended December 31, 2004.


MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 96 different equity
positions.   Only three equity securities are more than 5% of the equity value of the portfolio, with the largest being 7.8%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of December 31, 2004, the Company had investments in marketable equity securities of $66,526,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of December 31, 2004.
                                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Electric, pipelines, oil and gas    $11,304,000               17.0%
   Telecommunications and media          9,777,000               14.7%
   Semiconductor, software, computer
    and internet                         8,239,000               12.4%
   REITs, Lodging, home builders, and
    Hotels                               7,366,000               11.1%
   Pharmaceuticals and medical           6,637,000               10.0%
   Apparel, food and consumer goods      5,996,000                9.0%
   Chemicals, materials, metals,
    and mining                           5,480,000                8.2%
   Airlines and defense                  5,008,000                7.5%
   Insurance and banks                   4,289,000                6.4%
   Other                                 2,430,000                3.7%
                                        ----------              ------
                                       $66,526,000              100.0%
                                        ==========              ======

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the three and six months ended December 31, 2004 and December 31, 2003, respectively.
                                     Three months ended    Three months ended
                                      December 31, 2004     December 31, 2003
                                       ------------           ------------
Net gains on marketable securities     $  6,705,000          $   6,583,000
Impairment loss on other invest.           (258,000)                     -
Dividend & interest income                  199,000                223,000
Margin interest expense                    (209,000)              (348,000)
Trading and management expenses            (615,000)            (1,584,000)
                                       ------------           ------------
Investment income                      $  5,822,000          $   4,874,000
                                       ============           ============

                                     Six months ended      Six month ended
                                     December 31, 2004     December 31, 2003
                                       ------------           ------------
Net gains on marketable securities     $  2,078,000          $   8,611,000
Impairment loss on other invest.           (258,000)                     -
Dividend & interest income                  491,000                374,000
Margin interest expense                    (461,000)              (666,000)
Trading and management expenses            (939,000)            (1,788,000)
                                       ------------           ------------
Investment income                      $    911,000          $   6,531,000
                                       ============           ============

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. During the six months ended December 31, 2004, operating activities generated cash of $403,000, investing activities provided cash of $8,526,000 and financing activities used cash of $8,701,000.

During the six months ended December 31, 2004, the Company made property improvements in the aggregate amount of $1,813,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

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

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, shares of its Common Stock. Such repurchases may be made at the discretion of management and depending on market conditions. During the six months ended December 31, 2004, the Company purchased 60,000 shares of its stock for $803,000.

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


            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
             Number of      Average         as Part of Publicly      Yet Be Purchased
 2004         Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(Oct. 1-          -              -                   -                  152,941
Oct. 30)
--------------------------------------------------------------------------------------
Month #2
(Nov. 1-          -              -                   -                  152,941
Nov. 30)
--------------------------------------------------------------------------------------
Month #3
(Dec. 1-     40,000         $13.37              40,000                  112,941
Dec. 31)
--------------------------------------------------------------------------------------
Total        40,000         $13.37              40,000                  112,941
--------------------------------------------------------------------------------------

The Company currently has only one stock repurchase program. The program was initially announced on January 13, 1998 and was first amended on February 10, 2003. The total number of shares authorized to be repurchased was 720,000, adjusted for stock splits. On October 12, 2004, the Board of Directors authorized the Company to purchase up to an additional 150,000 shares of Company's common stock, increasing the total remaining number of shares authorized for repurchase to 152,941. The program has no expiration date and can be amended from time to time in the discretion of the Board of Directors. No plan or program expired during the period covered by the table.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

    32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.


(b) Registrant filed the following report on Form 8-K during the quarter covered by this Report:

 Date of Report       Item Numbers               Events Reported
----------------      ------------       ------------------------------------
October 15, 2004      Items 8.01         Press Release Announcing Increase in
                      and 9.01           Stock Repurchase Program



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: February 11, 2005                    by /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 11, 2005                    by /s/ David T. Nguyen
                                              ------------------------------
                                              David T. Nguyen, Treasurer
                                              and Controller
                                             (Principal Accounting Officer)