Form 10QSB
period 2005-03-31
INTERGROUP CORP
filed 2005-05-13
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of May 11, 2005 were 2,420,186 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                          THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB



PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet (unaudited)
      As Of March 31, 2005                                             3

    Consolidated Statements of Operations (unaudited)
      For the Three Months Ended March 31, 2005 and 2004               4

    Consolidated Statements of Operations (unaudited)
      For the Nine Months Ended March 31, 2005 and 2004                5

    Consolidated Statements of Cash Flows (unaudited)
      For the Nine Months Ended March 31, 2005 and 2004                6

    Notes to Consolidated Financial Statements                         7

  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     14

  Item 3. Controls and Procedures                                     22


Part  II.  OTHER INFORMATION

  Item 2. Unregistered Sales of Equity Securities and Use
    of Proceeds                                                       23

  Item 4.  Submission of Matters to a Vote of Shareholders            23


  Item 6.  Exhibits and Reports on Form 8-K                           24


Signatures                                                            24

                          THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)

As of March 31,                                                      2005
                                                                  -----------
                                      ASSETS

 Investment in real estate, at cost:
    Land                                                         $ 29,609,000
    Buildings, improvements and equipment                          74,655,000
    Property held for development                                   1,008,000
                                                                  -----------
                                                                  105,272,000
    Less:  accumulated depreciation                               (19,855,000)
                                                                  -----------
                                                                   85,417,000
  Investment in Justice Investors                                  10,514,000
  Cash and cash equivalents                                         2,065,000
  Restricted cash                                                   2,763,000
  Investment in marketable securities                              14,877,000
  Prepaid expenses and other assets                                 4,746,000
                                                                  -----------
    Total assets                                                 $120,382,000
                                                                  ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Mortgage notes payable                                         $ 80,183,000
  Obligation for securities sold                                    2,763,000
  Line of credit                                                    6,413,000
  Accounts payable and other liabilities                            2,783,000
  Deferred income taxes                                             6,971,000
                                                                  -----------
    Total liabilities                                              99,113,000
                                                                  -----------
Minority interest                                                   7,864,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,193,745 issued, 2,420,186 outstanding                             21,000
  Common stock, class A $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                12,543,000
  Treasury stock, at cost, 773,559 shares                          (7,845,000)
                                                                  -----------
    Total shareholders' equity                                     13,405,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $120,382,000
                                                                  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the Three Months ended March 31,                     2005           2004
                                                     -----------    -----------
Real estate operations:
  Rental income                                     $  3,615,000   $  2,756,000
  Rental expenses:
    Property operating expense                        (1,577,000)    (1,455,000)
    Mortgage interest expense                         (1,092,000)      (841,000)
    Real estate taxes                                   (505,000)      (330,000)
    Depreciation                                        (702,000)      (506,000)
    Amortization - intangible asset                     (167,000)             -
                                                     -----------    -----------
Loss from real estate operations                        (428,000)      (376,000)
                                                     -----------    -----------
Equity in net income(loss) of Justice Investors         (509,000)       113,000
                                                     -----------    -----------
Investment transactions:
  Net investment gains(losses)                        (8,203,000)     4,174,000
  Dividend and interest income                           166,000        224,000
  Margin interest and trading expenses                  (719,000)    (1,346,000)
                                                     -----------    -----------
    Income(loss) from investment transactions         (8,756,000)     3,052,000
                                                     -----------    -----------
Other income(expense):
  General and administrative expense                    (320,000)      (440,000)
  Other, net                                              18,000         37,000
                                                     -----------    -----------
    Other expense                                       (302,000)      (403,000)
                                                     -----------    -----------
 Income(loss) before provision for income
  taxes and minority interest                         (9,995,000)     2,386,000

Provision for income tax benefit(expense)              3,999,000       (954,000)
                                                     -----------    -----------
Income before minority interest                       (5,996,000)     1,432,000
Minority interest benefit(expense), net of tax         1,081,000       (281,000)
                                                     -----------    -----------
Net income(loss) from continuing operations         $ (4,915,000)  $  1,151,000
                                                     ===========    ===========
Discontinued operations:
  Net loss on discontinued operations               $          -   $    (48,000)
  Gain on sale of real estate                                  -              -
  Provision for income tax benefit                             -         19,000
                                                     -----------    -----------
Loss from discontinued operations                   $          -   $    (29,000)
                                                     ===========    ===========
Net income(loss)                                    $ (4,915,000)  $  1,122,000
                                                     ===========    ===========
Income(loss) per share from continuing operations
  Basic                                             $      (2.02)  $       0.46
  Diluted                                           $      (2.02)  $       0.40
                                                     ===========    ===========
Loss per share from discontinued operations
  Basic                                             $          -   $      (0.01)
  Diluted                                           $          -   $      (0.01)
                                                     ===========    ===========
Net(loss) income per share
  Basic                                             $      (2.02)  $       0.45
  Diluted                                           $      (2.02)  $       0.39
                                                     ===========    ===========

Weighted average number of shares outstanding          2,428,136      2,509,686
                                                     ===========    ===========
Diluted weighted average number of shares
  outstanding                                          2,795,636      2,842,686
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the Nine Months ended March 31,                     2005           2004
                                                     -----------    -----------
Real estate operations:
  Rental income                                     $ 10,627,000   $  8,102,000
  Rental expenses:
    Property operating expense                        (4,809,000)    (4,321,000)
    Mortgage interest expense                         (3,268,000)    (2,447,000)
    Real estate taxes                                 (1,684,000)      (949,000)
    Depreciation                                      (2,129,000)    (1,543,000)
    Amortization - intangible asset                     (500,000)             -
    Loss on early termination of debt                   (133,000)             -
                                                     -----------    -----------
Loss from real estate operations                      (1,896,000)    (1,158,000)
                                                     -----------    -----------
Equity in net income(loss) of Justice Investors         (789,000)       557,000
                                                     -----------    -----------
Investment transactions:
  Net investment gains(losses)                        (6,125,000)    12,785,000
  Impairment on other investments                       (258,000)             -
  Dividend and interest income                           657,000        598,000
  Margin interest and trading expenses                (2,119,000)    (3,800,000)
                                                     -----------    -----------
    Income(loss) from investment transactions         (7,845,000)     9,583,000
                                                     -----------    -----------
Other income(expense):
  General and administrative expense                  (1,022,000)    (1,281,000)
  Other, net                                             112,000         99,000
                                                     -----------    -----------
    Other expense                                       (910,000)    (1,182,000)
                                                     -----------    -----------
 Income(loss) before provision for income
  taxes and minority interest                        (11,440,000)     7,800,000

Provision for income tax benefit(expense)              4,576,000     (3,120,000)
                                                     -----------    -----------
Income(loss) before minority interest                 (6,864,000)     4,680,000
Minority interest benefit(expense), net of tax         1,130,000       (938,000)
                                                     -----------    -----------
Net income(loss) from continuing operations         $ (5,734,000)  $  3,742,000
                                                     ===========    ===========
Discontinued operations:
  Net loss on discontinued operations               $   (100,000)  $   (105,000)
  Gain on sale of real estate                          6,006,000              -
  Provision for income tax benefit(expense)           (2,362,000)        42,000
                                                     -----------    -----------
Income(loss) from discontinued operations           $  3,544,000   $    (63,000)
                                                     ===========    ===========
Net income(loss)                                    $ (2,190,000)  $  3,679,000
                                                     ===========    ===========
Income(loss) per share from continuing operations
  Basic                                             $      (2.33)  $       1.48
  Diluted                                           $      (2.33)          1.31
                                                     ===========    ===========
Income(loss) per share from discontinued operations
  Basic                                             $       1.44   $      (0.02)
  Diluted                                           $       1.44   $      (0.02)
                                                     ===========    ===========
Net income(loss) per share
  Basic                                             $      (0.89)  $       1.46
  Diluted                                           $      (0.89)  $       1.29
                                                     ===========    ===========

Weighted average number of shares outstanding          2,465,410      2,527,726
                                                     ===========    ===========
Diluted weighted average number of shares
  outstanding                                          2,832,910      2,860,726
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             THE INTEGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

For the nine months ended March 31,                    2005           2004
                                                   -----------    -----------
Cash flows from operating activities:
  Net income(loss)                                $ (2,190,000)  $  3,679,000
  Adjustments to reconcile net income(loss) to
   cash provided by(cash used) in operating
   activities:
    Depreciation of real estate                      2,212,000      1,965,000
    Amortization of intangible asset                   500,000              -
    Loss on early termination of debt                  133,000              -
    Impairment loss on other investments               258,000              -
    Gain on sale of real estate                     (6,006,000)             -
    Net unrealized losses(gains) on investments      9,368,000     (4,422,000)
    Equity in net loss(income) from Justice
      Investors                                        789,000       (557,000)
    Minority interest expense(benefit)              (1,130,000)       938,000
    Changes in assets and liabilities:
      Restricted cash                                  790,000        672,000
      Investment in marketable securities           41,953,000    (22,675,000)
      Prepaid expenses and other assets             (1,088,000)    (2,848,000)
      Accounts payable and other liabilities        (1,687,000)      (880,000)
      Due to broker                                (22,445,000)     4,536,000
      Obligation for securities sold               (18,822,000)    15,639,000
      Deferred income taxes                           (363,000)     2,300,000
                                                   -----------    -----------
  Net cash provided by(used in)
   operating activities                              2,272,000     (1,653,000)
                                                   -----------    -----------
Cash flows from investing activities:

  Proceeds from sale of property                    11,850,000              -
  Investment in real estate                         (1,467,000)      (700,000)
  Additions to buildings, improvements
   and equipment                                    (2,016,000)    (1,283,000)
  Distributions from Justice Investors                       -        874,000
  Purchase of Santa Fe stock                          (197,000)      (923,000)
                                                   -----------    -----------
  Net cash provided by(used in)
   investing activities                              8,170,000     (2,032,000)
                                                   -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable             2,303,000      8,275,000
  Principal payments on mortgage notes payable     (11,824,000)    (5,481,000)
  Borrowings from line of credit                     1,413,000              -
  Purchase of treasury stock                        (1,046,000)      (252,000)
  Dividends paid to minority shareholders                    -       (171,000)
                                                   -----------    -----------
  Net cash (used in) provided by
   financing activities                             (9,154,000)     2,371,000
                                                   -----------    -----------
Net increase(decrease) in cash and cash
 equivalents                                         1,288,000     (1,314,000)
Cash and cash equivalents at beginning of
 period                                                777,000      1,859,000
                                                   -----------    -----------
Cash and cash equivalents at end of period        $  2,065,000   $    545,000
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

As of March 31, 2005, the Company had the power to vote 76.5%, of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB:
SFEF). Santa Fe's revenue is primarily generated through the management of its 68.9% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI), which derives its revenue primarily as a general partner and a 49.8% limited partner in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Justice owns the land, improvements and leaseholds commonly known as the Holiday Inn Select Downtown & Spa, a 565-room hotel in San Francisco, California (the "Hotel").

The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2005.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As of March 31, 2005, the Company had 367,500 stock options that were considered potentially dilutive common shares and 25,500 stock options that were considered anti-dilutive. As of March 31, 2004, the Company had 333,000 stock options that were considered potentially dilutive common shares and 45,000 stock options that were considered anti-dilutive. These amounts were included in the calculation for diluted earnings per share.


Stock-Based Compensation Plans

Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 148). In accounting for its plans, the Company, as allowable under the provisions of SFAS 148, applies Accounting Principles Board Opinions No. 25, "Accounting for Stock issued to Employees." As a result of this election, the Company does not recognize compensation expense for its stock option plans. During the nine months ended March 31, 2005 and March 31, 2004, the Company granted 16,500 and 15,000 stock options, respectively. Had the Company determined compensation cost based on the fair value for its stock options at grant date, net income and earnings per share would have been reduced to the pro forma amounts as follows:

                              Nine Months Ended         Nine Months Ended
                                March 31, 2005            March 31, 2004
                              -----------------         -----------------
  Net income(loss)                $(2,190,000)              $ 3,679,000
  Stock based employee
   Compensation expense*              (87,000)                  (57,000)
                                   ----------               -----------
  Pro forma net income(loss)      $(2,277,000)              $ 3,622,000
                                   ==========               ===========
  Income(loss) per share
   Basic as reported              $     (0.89)              $      1.46
   Basic pro forma                $     (0.92)              $      1.43

*Determined based on the fair value method for awards net of related tax effects (40%).
The Black-Scholes option pricing model was used with the following weighted-average assumptions for the nine months ended March 31, 2005; risk-free interest rate of 3.42%; dividend yield of 0%; expected Common Stock market price volatility factor of 24.54; and a weighted-average expected life of the options of 10 years. The weighted-average fair value of options granted during the nine months ended March 31, 2005 was $8.78 per option. The aggregate fair value of the options granted in during the nine months ended March 31, 2005 was $145,000. For the nine months ended March 31, 2004, the following weighted-average assumptions for March 31, 2004; risk-free interest rate of 2.61%; dividend yield of 0%; expected Common Stock market price volatility factor of 36.4; and a expected life of the options of 10 years. The fair value of options granted in during the nine months ended March 31, 2004 were $6.30 per option. The aggregate fair value of the options granted during the nine months ended March 31, 2004, was $95,000.

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

Under the provisions of the Statement of Financial Accounting Standards No.144, Accounting for Impairment or Disposal of Long-Lived Assets, the sale of the Houston, Texas property is required to be accounted for as a discontinued operation. The revenues and expenses from the operation of the property have been reclassified from continuing operations for the three and nine months ended March 31, 2005 and 2004 and reported as income from discontinued operations in the consolidated statements of operations. Revenues and expenses from the operation of the property for the three and nine months ended March 31, 2005 and 2004 are summarized as follows:

For three months ended March 31,          2005               2004
                                       ----------        ----------
      Revenues                         $        -        $  597,000
      Expenses                                  -          (645,000)
                                       ----------        ----------
      Net loss                                  -           (48,000)
                                       ==========        ==========

For nine months ended March 31,           2005               2004
                                       ----------        ----------
      Revenues                         $  361,000       $ 1,794,000
      Expenses                           (461,000)       (1,899,000)
                                       ----------        ----------
      Net loss                           (100,000)         (105,000)
                                       ==========        ==========

Depreciation expense for the three months ended March 31, 2005 and 2004, was $0 and $142,000, respectively. Depreciation expense for the nine months ended March 31, 2005 and 2004, was $83,000 and $422,000, respectively.


3.  Marketable Securities:

The Company's investment portfolio consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At March 31, 2005, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings. Trading securities are summarized as follows:


As of March 31, 2005
                               Gross         Gross            Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $14,343,000    $4,364,000     ($3,830,000)      $534,000        $14,877,000


Of the gross unrealized loss of $3,830,000, $3,003,000 of the loss is related to securities held for over one year.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings.

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of March 31, 2005, the Company had obligations for securities sold(equities short) of $2,763,000.

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.

Included in the net losses on marketable securities of $8,203,000 for the three months ended March 31, 2005 are net unrealized losses of $10,941,000 and net realized gains of $2,738,000. Included in the net gains on marketable securities of $4,174,000 for the three months ended March 31, 2004 are net unrealized losses of $897,000 and net realized gains of $5,071,000. There were no gross unrealized losses on any securities held which existed for more than one year.

Included in the net losses on marketable securities of $6,125,000 for the nine months ended March 31, 2005 are net unrealized losses of $9,368,000 and net realized gains of $3,243,000. Included in the net gains on marketable securities of $12,785,000 for the nine months ended March 31, 2004 are net unrealized gains of $4,422,000 and net realized gains of $8,363,000.


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

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership currently estimates that the cost of the renovations will range from approximately $27 million to $28 million with an additional $3 million required for construction interest and estimated carrying costs of operations during the transition period. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

On March 15, 2005, the Partnership announced its decision to close down its Hotel operations on or about June 1, 2005 to complete renovations of the Hotel as required by the Hilton Agreement. It is anticipated that the Hotel will be closed for a period of six to eight months before a contemplated reopening in the early part of 2006 as the "Hilton San Francisco Financial District". The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, will remain open during the renovation work.

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET
                              (Unaudited)

As of March 31,                                                2005
                                                            ----------
Assets
Cash                                                       $ 1,536,000
Other current assets                                         1,109,000
Property, plant and equipment, net of
  accumulated depreciation of $13,638,000                    7,091,000
Construction in progress                                     4,023,000
Land                                                         1,124,000
                                                            ----------
    Total assets                                           $14,883,000
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $ 3,087,000
Long-term debt                                               4,850,000
Other long-term liabilities                                     35,000
Partners' capital                                            6,911,000
                                                            ----------
    Total liabilities and partners' capital                $14,883,000
                                                            ==========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the three months ended March 31,            2005            2004
                                            ----------      ----------
Hotel revenue                              $ 2,903,000     $         -
Hotel rent                                           -         625,000
Garage rent                                    245,000         296,000
Other income                                    60,000          42,000
Operating expenses                          (4,067,000)       (615,000)
                                            ----------      ----------
Net income(loss)                           $  (859,000)    $   348,000
                                            ==========      ==========


For the nine months ended March 31,             2005            2004
                                            ----------      ----------
Hotel revenue                              $10,709,000     $         -
Hotel rent                                           -       1,875,000
Garage rent                                    794,000         970,000
Other income                                   189,000         435,000
Operating expenses                         (12,916,000)     (1,801,000)
                                            ----------      ----------
Net income(loss)                           $(1,224,000)    $ 1,479,000
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

Information below represents reported segments for the three and nine months ended March 31, 2005 and 2004. Operating income for rental properties consists of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (loss) for investment transactions consist of net investment gains(losses)and dividend and interest income.


                                Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment                                 Discontinued
March 31, 2005              Properties     Investors   Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 3,615,000   $  (509,000)  $(8,037,000) $          -   $ (4,931,000)  $          -   $ (4,931,000)
Operating expenses          (1,577,000)            -      (719,000)            -     (2,296,000)             -     (2,296,000)
Real estate taxes             (505,000)            -             -             -       (505,000)             -       (505,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   1,533,000      (509,000)   (8,756,000)            -     (7,732,000)             -     (7,732,000)

Mortgage interest expense   (1,092,000)            -             -             -     (1,092,000)             -     (1,092,000)
Depreciation                  (702,000)            -             -             -       (702,000)             -       (702,000)
Amort. of intangible asset    (167,000)            -             -             -       (167,000)             -       (167,000)
General and administrative
  Expense                            -             -             -      (320,000)      (320,000)             -       (320,000)
Other income                         -             -             -        18,000         18,000              -         18,000
Income tax expense                   -             -             -     3,999,000      3,999,000              -      3,999,000
Minority interest                    -             -             -     1,081,000      1,081,000              -      1,081,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (428,000)  $  (509,000)  $(8,756,000)  $ 4,778,000  $  (4,915,000)  $          -   $ (4,915,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $85,417,000   $10,514,000   $17,571,000   $ 6,880,000  $ 120,382,000              -   $120,382,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


                                 Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment                                 Discontinued
March 31, 2004             Properties     Investors   Transactions     Other         Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $ 2,756,000   $   113,000   $ 4,398,000  $          -   $  7,267,000   $    597,000   $  7,864,000
Operating expenses          (1,455,000)            -    (1,346,000)            -     (2,801,000)      (342,000)    (3,143,000)
Real estate taxes             (330,000)            -             -             -       (330,000)       (67,000)      (397,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income           971,000       113,000     3,052,000             -      4,136,000        188,000      4,324,000

Mortgage interest expenses    (841,000)            -             -             -       (841,000)       (94,000)      (935,000)
Depreciation                  (506,000)            -             -             -       (506,000)      (142,000)      (648,000)
General and administrative
  expenses                           -             -             -      (440,000)      (440,000)             -       (440,000)
Other income                         -             -             -        37,000         37,000              -         37,000
Income tax benefit(expense)          -             -             -      (954,000)      (954,000)        19,000       (935,000)
Minority interest                    -             -             -      (281,000)      (281,000)             -       (281,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (376,000)  $   113,000   $ 3,052,000   $(1,638,000) $   1,151,000   $    (29,000)  $  1,122,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $62,988,000   $ 8,815,000   $84,646,000   $ 7,008,000  $ 163,457,000              -   $163,457,000
                           ===========   ===========   ===========   ===========   ============   ============   ============



                                Real Estate
                           -------------------------
Nine months ended            Rental        Justice     Investment                                 Discontinued
March 31, 2005             Properties     Investors   Transactions     Other         Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $10,627,000   $  (789,000)  $(5,468,000  $          -   $  4,370,000   $    361,000   $  4,731,000
Operating expenses          (4,809,000)            -    (2,377,000)            -     (7,186,000)      (217,000)    (7,403,000)
Real estate taxes           (1,684,000)            -             -             -     (1,684,000)      ( 47,000)    (1,731,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   4,134,000      (789,000)   (7,845,000)            -     (4,500,000)        97,000     (4,403,000)

Gain on sale of RE                   -             -             -             -              -      6,006,000      6,006,000
Loss on early term. of debt   (133,000)            -             -             -       (133,000)             -       (133,000)
Mortgage interest expense   (3,268,000)            -             -             -     (3,268,000)      (114,000)    (3,382,000)
Depreciation                (2,129,000)            -             -             -     (2,129,000)       (83,000)    (2,212,000)
Amort. of intangible asset    (500,000)            -             -             -       (500,000)             -       (500,000)
General and administrative
  Expense                            -             -             -    (1,022,000)    (1,022,000)             -     (1,022,000)
Other income                         -             -             -       112,000        112,000              -        112,000
Income tax expense                   -             -             -     4,576,000      4,576,000    (2,362,000)      2,214,000
Minority interest                    -             -             -     1,130,000      1,130,000              -      1,130,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,896,000)  $  (789,000)  $(7,845,000)  $ 4,796,000  $  (5,734,000)  $  3,544,000   $ (2,190,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $85,417,000   $10,514,000   $17,571,000   $ 6,880,000  $ 120,382,000              -   $120,382,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


                                 Real Estate
                           -------------------------
Nine months ended             Rental       Justice     Investment                                 Discontinued
March 31, 2004             Properties     Investors   Transactions     Other         Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 8,102,000   $   557,000   $13,383,000  $          -   $ 22,042,000   $  1,794,000   $ 23,836,000
Operating expenses          (4,321,000)            -    (3,800,000)            -     (8,121,000)    (1,028,000)    (9,149,000)
Real estate taxes             (949,000)            -             -             -       (949,000)      (207,000)    (1,156,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   2,832,000       557,000     9,583,000             -     12,972,000        559,000     13,531,000
Mortgage interest expenses  (2,447,000)            -             -             -     (2,447,000)      (242,000)    (2,689,000)
Depreciation                (1,543,000)            -             -             -     (1,543,000)      (422,000)    (1,965,000)
General and administrative
  expenses                           -             -             -    (1,281,000)    (1,281,000)             -     (1,281,000)
Other income                         -             -             -        99,000         99,000              -         99,000
Income tax expense                   -             -             -    (3,120,000)    (3,120,000)        42,000     (3,078,000)
Minority interest                    -             -             -      (938,000)      (938,000)             -       (938,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,158,000)  $   557,000   $ 9,583,000   $(5,240,000) $   3,742,000   $    (63,000)  $  3,679,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $62,988,000   $ 8,815,000   $84,646,000   $ 7,008,000  $ 163,457,000              -   $163,457,000
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


RECENT DEVELOPMENTS

Effective May 1, 2005, the Company entered into third party management agreements (the "Agreements") with Morrison, Ekre & Bart Management Services, Inc. ("MEB") for property management services for five of its Texas apartment complexes, which are located in Austin, Irving and San Antonio. The Agreements provide for a management fee equal to two and one-half percent of the gross monthly receipts of each property and are for a term of two years, but can be terminated by either party upon thirty days written notice. Should the Company elect to terminate any of the Agreements, prior to the two year term, it would be obligated to pay to MEB a sum equal to a one month management fee.

On March 15, 2005, the Justice Investors limited partnership "Justice Investors" or the "Partnership") announced its decision to close down its Hotel operations on or about June 1, 2005 to complete renovations of the Hotel as required by the Hilton Agreement. It is anticipated that the Hotel will be closed for a period of six to eight months before a contemplated reopening in the early part of 2006 as the "Hilton San Francisco Financial District". The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, will remain open during the renovation work.


RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2005 Compared to the
Three Months Ended March 31, 2004

The Company had a net loss of $4,915,000 for the three months ended March 31, 2005 compared to net income of $1,122,000 for the three months ended March 31, 2004. As discussed below, the change was primarily due to the significant net losses on the Company's marketable securities portfolio and the change in net income(loss) of Justice Investors from income to a loss, partially offset by the decrease the margin interest and trading expenses and the decrease in the general and administrative expense.

Rental income increased to $3,615,000 for the three months ended March 31, 2005 from $2,756,000 for the three months ended March 31, 2004 primarily due to the inclusion of rental income in the current quarter of the Company's 358-unit apartment in Las Colinas, Texas that was acquired in April 2004. The increase in rental income was partially offset by the reduction in rental income from the Company's Austin and Irving, Texas properties. The reduction in rental income from these two properties was due to higher vacancies and higher rent concessions given to tenants as the result of the soft rental market. Property operating expenses increased to $1,577,000 from $1,455,000 primarily as the result of the inclusion of operating expenses related to the purchase of the Las Colinas, Texas property in the current quarter. Mortgage interest expense increased to $1,092,000 from $841,000 primarily due to the addition of the $20,000,000 mortgage related to the purchase of the new property, partially offset by the repayment of the $1,180,000 mortgage on the Irving, Texas property. Real estate taxes and depreciation expense also increased primarily as the result of the purchase of the Las Colinas, Texas property. The amortization expense of $167,000 was due to the amortization of the intangible asset acquired along with the purchase of the Las Colinas, Texas property. The revenues and expenses of the Houston, Texas property that was sold in September 2004 were excluded from the real estate operations for the comparative quarter and are presented under discontinued operations.

The equity in net income(loss) of Justice Investors changed to a loss of $509,000 from income of $113,000. Effective July 1, 2004, Justice became the owner-operator of the Hotel rather than a lessor. Thus, the Partnership net income for the three months ended March 31, 2005 includes the direct operating results of the Hotel, whereas in the prior year Justice received rental income from Felcor pursuant to a lease. The net operating loss from the Hotel for the three months ended March 31, 2005 was approximately $744,000 while the Partnership received approximately $625,000 in rent from the Hotel lease for the three months ended March 31, 2004. The overall decrease in Partnership net income was primarily attributable to the net operating loss from the Hotel, a decrease in garage rent to $245,000 from 296,000 and increased costs in the current quarter related to professional fees and other costs for the repositioning of the Hotel

Average daily room rates for the Hotel decreased to approximately $85 for the three months ended March 31, 2005, compared to approximately $91 for the three months ended March 31, 2004, while average occupancy rates remained relatively flat at approximately 60%. Those results primarily reflect the inability of the Hotel to currently meet its competition. The Hotel is facing more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. The Partnership is committed to making the Hotel competitive in its market by undertaking a significant renovation of the property and entering into a new Franchise License Agreement to operate the Hotel as a Hilton Brand hotel after the renovation is complete. In addition, the hotel business in the San Francisco Bay Area has lagged behind the recovery seen in other major cities in the United States due to the continued weakness in the local economy and a decline in international travel.

Net investment gains(losses) on marketable securities changed to net losses of $8,203,000 for the three months ended March 31, 2005 from a net gains of $4,174,000 for the three months ended March 31, 2004. A significant portion of the losses in the current quarter was attributable to holdings in a company in the Pharmaceutical and Medical industry group whose stock significantly declined after one of its major drugs was unexpectedly pulled from the market. For the three months ended March 31, 2005, the Company had net unrealized losses of $10,941,000 and net realized gains of $2,738,000. For the three months ended March 31, 2004, the Company had net unrealized losses of $897,000 and net realized gains of $5,071,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income decreased to $166,000 from $224,000 as the result of the reduction in the investment in dividend-yielding securities.

Margin interest and trading expenses decreased to $719,000 from $1,346,000 primarily due to a $757,000 performance-based compensation earned by the Company's CEO for his management of the Company's investment portfolio for the three months ended March 31, 2004. There was no such bonus earned by the Company's CEO for the three months ended March 31, 2005. Trading expenses also decreased to $406,000 from $787,000 as the result of the reduction of staff and the reduction of trading related expenses. The remaining difference is related to the decrease in margin interest expense to $313,000 from $388,000.

General and administrative expenses decreased to $320,000 from $440,000 primarily to due to the reduction of annual corporate tax preparation fees to $30,000 from $120,000 and the reduction of administrative staff. Management continues to make efforts to reduce general and administrative expenses across the board.

The provision for the income tax benefit(expense) changed to a benefit of $3,999,000 for the three months ended March 31, 2005 from an expense of $954,000 for the three months ended March 31, 2004 primarily due to the significant losses incurred during the current quarter.

Minority interest benefit(expense) changed to a benefit of $1,081,000 from an expense of $281,000 due to the significant losses incurred by the Company's subsidiary, Santa Fe, in the current quarter.


For the Nine Months Ended March 31, 2005 Compared to the
Nine Months Ended March 31, 2004

The Company had a net loss of $2,190,000 for the three months ended March 31, 2005 compared to net income of $3,679,000 for the three months ended March 31, 2004. As discussed below, the change was primarily due to the significant net losses on the Company's marketable securities portfolio, the increase in the loss from real estate operations and the change in net income(loss) of Justice Investors from income to a loss, partially offset by the gain on sale of real estate, the decrease the margin interest and trading expenses and the decrease in the general and administrative expense.

Rental income increased to $10,627,000 for the nine months ended March 31, 2005 from $8,102,000 for the nine months ended March 31, 2004 primarily due to the inclusion of rental income in the nine months ended March 31, 2005 of the Company's 358-unit apartment in Las Colinas, Texas that was acquired in April 2004. The increase in rental income was partially offset by the reduction in rental income from the Company's Austin and Irving, Texas properties. The reduction in rental income from these two properties was due to higher vacancies and higher rent concessions given to tenants as the result of the soft rental market. Property operating expenses increased to $4,809,000 from $4,321,000 as the result of the inclusion of operating expenses related to the newly acquired property in the nine months ended March 31, 2005. Mortgage interest expense increased to $3,268,000 from $2,447,000 primarily due to the addition of a $20,000,000 mortgage related to the purchase of the Las Colinas, Texas property, partially offset by the repayment of the $1,180,000 mortgage on the Irving, Texas property. Real estate taxes and depreciation expense also increased primarily as the result of the purchase of the Las Colinas, Texas property. The amortization expense of $500,000 was due to the amortization of the intangible asset acquired along with the purchase of the Las Colinas, Texas property. The revenues and expenses of the Houston, Texas property that was sold in September 2004 were excluded from the real estate operations for the nine months ended March 31, 2005 and 2004 and are presented under discontinued operations.

The Company incurred a loss on early termination of debt in the amount of $133,000 as the result of the repayment of the $1,180,000 mortgage on its property located in Irving, Texas in August 2004.

In September 2004, the Company sold its 442-unit multi-family apartment complex located in Houston, Texas for $11,850,000. The Company realized a gain of $6,006,000 on the sale. The gain on the sale on this property and its operating results for the nine months ended March 31, 2005 and 2004 are reported under discontinued operations on the Statement of Operations.

The equity in net income(loss) of Justice Investors changed to a loss of $789,000 from income of $557,000. Effective July 1, 2004, Justice became the owner-operator of the Hotel rather than a lessor. Thus, the Partnership net income for the first nine months of fiscal 2005 includes the direct operating results of the Hotel, whereas in the prior year Justice received rental income from Felcor pursuant to a lease. The net operating loss from the Hotel for the nine months ended March 31, 2005 was approximately $929,000, while the Partnership received approximately $1,875,000 in rent from the Hotel lease for the nine months ended March 31, 2004. The overall decrease in Partnership net income was primarily attributable to the net operating loss from the Hotel, a decrease in garage rent to $794,000 from $970,000 and increased costs in related to professional fees and other costs for the repositioning of the Hotel.

Average daily room rates for the Hotel decreased to approximately $89 for the nine months ended March 31, 2005, compared to approximately $91 for the nine months ended March 31, 2004, while average monthly occupancy rates decreased to approximately 64.6% compared to approximately 68% in the prior year. Those results primarily reflect the inability of the Hotel to currently meet its competition. The Hotel is facing more competition from new properties and from higher end properties that provide greater amenities to its guests, especially for the business traveler. The Partnership is committed to making the Hotel competitive in its market by undertaking a significant renovation of the property and by entering into a new Franchise License Agreement to operate the Hotel as a Hilton Brand hotel after the renovation is complete. In addition, the hotel business in the San Francisco Bay Area has lagged behind the recovery seen in other major cities in the United States due to the continued weakness in the local economy and a decline in international travel.

Net investment gains(losses) on marketable securities changed to net losses of $6,125,000 for the nine months ended March 31, 2005 from net gains of $12,785,000 for the nine months ended March 31, 2004. A significant portion of the losses was attributable to holdings in a company in the Pharmaceutical and Medical industry group whose stock significantly declined after one of its major drugs was unexpectedly pulled from the market. For the nine months ended March 31, 2005, the Company had net unrealized losses of $9,368,000 and net realized gains of $3,243,000. For the nine months ended March 31, 2004, the Company had net unrealized gains of $4,422,000 and net realized gains of $8,363,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the nine months ended March 31, 2005, the Company recorded an impairment loss of $258,000 related to a private placement investment.

Margin interest and trading expenses decreased to $2,119,000 from $3,800,000 primarily due to the decrease in the performance-based compensation earned by the Company's CEO for his management of the Company's investment portfolio to $320,000 for the nine months ended March 31, 2005 from $1,949,000 for the nine months ended March 31, 2004.

General and administrative expenses decreased to $1,022,000 from $1,281,000 primarily to due to the reduction of annual corporate tax preparation fees to $30,000 from $120,000 and the reduction of administrative staff. Management continues to make efforts to reduce general and administrative expenses across the board.

The provision for income tax benefit(expense) changed to a tax benefit of $2,214,000 from a tax expense of $3,078,000 primarily due to the significant losses incurred in the nine months ended March 31, 2005.

Minority interest benefit(expense) changed to a benefit of $1,130,000 from an expense of $938,000 as a result of the significant loss incurred by the Company's subsidiary, Santa Fe during the nine months ended March 31, 2005.


MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 54 different equity
positions.   Only three equity securities are more than 5% of the equity value of the portfolio, with the largest being 18.2%. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of March 31, 2005, the Company had investments in marketable equity securities of $14,877,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of March 31, 2005.
                                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Banks and insurance                 $ 3,848,000               25.9%
   Real estate investment trusts         3,786,000               25.4%
   Electric, pipelines, oil and gas      2,555,000               17.2%
   Apparel, food and consumer goods      2,046,000               13.8%
   Telecommunications and media          1,661,000               11.2%
   Pharmaceutical and medical              374,000                2.5%
   Other                                   607,000                4.0%
                                        ----------              ------
                                       $14,877,000              100.0%
                                        ==========              ======

The following table shows the investment income or loss on the Company's marketable securities and the associated margin interest and trading expenses for the three and nine months ended March 31, 2005 and 2004, respectively.

                                     Three months ended    Three months ended
                                      March 31, 2005         March 31, 2004
                                     ------------------    ------------------
Net gains(losses) on marketable
  securities                           $ (8,203,000)         $   4,174,000
Dividend & interest income                  166,000                224,000
Margin interest expense                    (313,000)              (388,000)
Trading and management expenses            (406,000)              (958,000)
                                       ------------           ------------
Investment income(loss)                $ (8,756,000)         $   3,052,000
                                       ============           ============


                                     Nine months ended     Nine months ended
                                      March 31, 2005        March 31, 2004
                                     -----------------     -----------------
Net gains(losses) on marketable
  securities                           $ (6,125,000)         $  12,785,000
Impairment loss on other invest.           (258,000)                     -
Dividend & interest income                  657,000                598,000
Margin interest expense                    (774,000)            (1,054,000)
Trading and management expenses          (1,345,000)            (2,746,000)
                                       ------------           ------------
Investment income(loss)                $ (7,845,000)         $   9,583,000
                                       ============           ============


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. During the nine months ended March 31, 2005, operating activities generated cash of $2,272,000, investing activities provided cash of $8,170,000 and financing activities used cash of $9,154,000.

During the nine months ended March 31, 2005, the Company made property improvements in the aggregate amount of $2,016,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

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

As discussed above, Justice Investors has decided to close down its Hotel operations on or about June 1, 2005 to complete the renovations of the Hotel as required by the Hilton Agreement. The Partnership currently estimates that the actual cost of the renovations will be approximately $27 million to $28 million with an additional $3 million required for construction interest and estimated carrying costs of operations. It is anticipated that the Hotel will be closed for a period of six to eight months before a contemplated reopening as the "Hilton San Francisco Financial District" in the early part of 2006. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, will remain open during the renovation work. During that transition period, income from the Hotel will be limited to rental income and the Partnership is expected incur losses during that time. Due to the losses from the operations of the Hotel expected during the transition period, and the substantial financial commitments the Partnership will have to make for the renovations, Justice discontinued Partnership distributions effective April 2004. Justice does not anticipate paying any further Partnership distributions until some time after operations commence under the Hilton brand and net income and capital requirements warrant such distributions.

To meet its substantial financial commitments, the Partnership will have to rely on additional borrowings to meet its obligations. Justice Investors believes that the value of the Hotel property will be adequate to serve as collateral to secure the necessary financing. That amount of leverage and the associated debt service will create additional risk for the Partnership and its ability to generate cash flows in the future since the Hotel asset has been virtually debt free for many years. Although the Partnership is not expected to see a significant improvement in cash flows until sometime in 2006, it believes that the renovations to the Hotel, the new management structure and a new brand will make the Hotel more competitive in the future.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, shares of its Common Stock. Such repurchases may be made at the discretion of management and depending on market conditions. During the nine months ended March 31, 2005, the Company purchased 76,500 shares of its stock for $1,046,000.

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


            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
             Number of      Average         as Part of Publicly      Yet Be Purchased
 2005         Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(Jan. 1-      6,500         $15.00               6,500                  106,441
Jan. 31)
--------------------------------------------------------------------------------------
Month #2
(Feb. 1-          -              -                   -                  106,441
Feb. 28)
--------------------------------------------------------------------------------------
Month #3
(Mar. 1-     10,000         $14.52              10,000                   96,441
Mar. 31)
--------------------------------------------------------------------------------------
Total        16,500         $14.71              16,500                   96,441
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


Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of the Shareholders of the Company was held on February 23, 2005 at the Luxe Summit Hotel Bel-Air, 11461 Sunset Blvd., Los Angeles, California 90049. At that meeting, two Class B Directors, Gary N. Jacobs and William J. Nance, were elected to serve a three year term expiring at the Fiscal 2007 Annual Meeting. Each nominee received in excess of 99% of the shares voted. John V. Winfield, Josef A. Grunwald, John C. Love, and Mildred Bond Roxborough continue their terms as the Company's other directors. At the Annual Meeting, the shareholders also voted in favor of the ratification of the Audit Committee's selection of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending June 30, 2005. A tabulation of the vote follows:

Proposal (1) - Directors:                Votes For       Withheld
                                         ---------       --------
   Gary N. Jacobs                        2,253,382        17,397
   William J. Nance                      2,263,188         7,591

Proposal (2) - Accountants:              Votes For      Against    Abstained
                                         ---------      -------    ---------
   PricewaterhouseCoopers LLP            2,265,484        334        4,961


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


(b) Registrant did not file any reports on Form 8-K during the quarter covered by this Report:



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: May 12, 2005                    by      /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: May 12, 2005                    by      /s/ David T. Nguyen
                                              ------------------------------
                                              David T. Nguyen, Treasurer
                                              and Controller
                                             (Principal Accounting Officer)