Form 10KSB
period 2005-06-30
INTERGROUP CORP
filed 2005-10-17
CIK 69422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                  FORM 10-KSB

[X]  Annual Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the fiscal year ended June 30, 2005

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

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year were $12,966,000.

    The aggregate market value of the common equity held by non-affiliates of issuer, computed by reference to the price the common equity was sold on September 22, 2005 was $13,111,853.

    The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of September 22, 2005 was 2,397,241.

Transitional Small Business Disclosure Format (check one): Yes   No [X]


                  DOCUMENTS INCORPORATED BY REFERENCE: None

                             TABLE OF CONTENTS

PART I                                                                  PAGE

    Item 1.  Description of Business                                      3

    Item 2.  Description of Properties                                    6

    Item 3.  Legal Proceedings                                           14

    Item 4.  Submission of Matters to a Vote of Security Holders         14


PART II

    Item 5.  Market For Common Equity and Related Stockholder Matters    15

    Item 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         17

    Item 7.  Financial Statements                                        24

    Item 8.  Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure                      45

    Item 8A. Controls and Procedures                                     45

    Item 8B. Other Information                                           45

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance With Section 16(a) of the Exchange Act  46

    Item 10. Executive Compensation                                      49

    Item 11. Security Ownership of Certain Beneficial Owners
             and Management                                              54

    Item 12. Certain Relationships and Related Transactions              56

    Item 13. Exhibits and Reports on Form 8-K                            57

    Item 14. Principal Accountant Fees and Services                      59

    SIGNATURES                                                           60

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


BUSINESS OF ISSUER

The Company's principal business is the ownership and management of real estate. Properties include twenty-two apartment complexes, a hotel, two commercial real estate properties, and two single-family houses as a strategic investment. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property that is held for sale or development. The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential. See Item 2 for a description of the Company's current investments in real estate and its investment policies concerning real property and marketable securities.

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

Since 1998, the Hotel had been leased by Justice to Felcor Lodging Trust, Inc. ("Felcor", NYSE: FCH). Pursuant to a settlement agreement with Felcor, that lease was terminated, effective June 30, 2004, and the Partnership assumed the role of owner/operator with the assistance of a third party management company. Historically, the Partnership's most significant source of income was a lease between Justice and Holiday Inn for the Hotel portion of the property. That lease was amended in 1995, and ultimately assumed by Felcor Lodging Trust, Inc. ("Felcor", NYSE: FCH) in 1998. The lease of the Hotel to Felcor was terminated effective June 30, 2004. The Partnership also derives income from its lease of the garage portion of the property to Evon and the lease of approximately 5,400 square feet on the lobby level of the Hotel to Tru Spa, LLC for the operation of a health and beauty spa. As a general partner, Portsmouth takes an active role in monitoring and overseeing the operations of the Hotel, the lease parking garage and the spa.


DOW HOTEL COMPANY MANAGEMNET AGREEMENT

With the termination of the Hotel Lease, Justice assumed the role of an owner operator of the Hotel on July 1, 2004. To assist with the operations of the Hotel, On May 19, 2004, Justice entered into a third party Management Agreement with Dow Hotel Company, LLC, a Washington limited liability company ("Dow") to operate and manage the Hotel as an agent of the Partnership, effective July 1, 2004. The Management Agreement has an initial term of 10 years, with an option of Justice to extend the original term for another 10 year period. The Management Agreement provides for a base management fee to Dow of up to 2.5% of annual gross operating revenues of the Hotel and incentive fees not to exceed, in the aggregate, 4% of gross operating revenues of the Hotel. The Management Agreement can be terminated by Justice upon at least 60 days written notice, subject to certain termination fees during the first year of the Agreement.

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

With the termination of the Hotel Lease to Felcor, the Partnership was able actively pursue a franchise agreement with a new nationally recognized brand in an effort to move the Hotel up-market and become more competitive. After considering and negotiating with several brands, the Partnership entered into a Franchise License Agreement with Hilton Hotels Corporation (the "Hilton Franchise Agreement") on December 10, 2004 for the right to operate the Hotel as a Hilton brand hotel. The terms of the Hilton Franchise Agreement will commence upon the final approval of the franchise application and the completion of the approved product improvement plan. The commencement date of operation as a Hilton hotel can be no later than June 1, 2006. The term of the Hilton Franchise Agreement is for 15 years commencing on the opening date of the Hotel, with an option to extend the Agreement for another five years, subject to certain conditions. Beginning on the opening date, the Partnership will pay monthly royalty fees of four percent (4%) of the Hotel's gross room revenue for the preceding calendar month. The amount of the monthly fee is subject to change; however, the increase cannot exceed one percent of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fee will not exceed five percent of gross room revenue.

Prior to operating the Hotel as a Hilton hotel, the Partnership is required to make substantial renovations to the Hotel to meet Hilton standards in accordance with a product improvement plan ("PIP") agreed upon by Hilton and the Partnership, as well as complying with other brand standards. That project includes a complete renovation and upgrade of all of the Hotel's guestrooms, meeting rooms, common areas and restaurant and bar. The Partnership currently estimates that the cost of the renovation project will be approximately $34 million. That amount includes approximately $29 million for the actual cost of the renovations and approximately $5 million for construction interest and estimated carrying costs of operations during the renovation period.

To meet its substantial financial commitments, the Partnership will have to rely on additional borrowings to meet its obligations. The Partnership believes that the value of the Hotel property will be adequate to serve as collateral to secure the necessary financing. That amount of leverage and the associated debt service will create additional risk for the Partnership and its ability to generate cash flows in the future since the Hotel asset has been virtually debt free for many years.

TEMPORARY CLOSURE OF HOTEL FOR RENOVATIONS

On March 15, 2005, the Partnership announced its decision to close down its Hotel operations effective May 31, 2005 to complete the renovations of the Hotel as required by the Hilton Franchise Agreement. The Partnership made this decision because of, among other things, the scope of the work in the common areas, engineering factors and potential environmental and safety issues which made it preferable to temporarily close the Hotel portion of the property. It is anticipated that the Hotel will be closed until the first part of 2006 before it reopens as the "Hilton San Francisco Financial District". The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, will remain open during the renovation work.

RECENT DEVELOPMENTS - NEW FINANCING

On July 27, 2005, Justice entered into a first mortgage loan (the "Prudential Loan") with The Prudential Insurance Company of America in a principal amount of $30,000,000. The term of the Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Loan calls for monthly installments of principal and interest in the amount of approximately $165,100, calculated on a 360 month amortization schedule. The Loan is secured by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice.

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank. The term of the LOC is for 60 months at an annual interest rate equal to either The Wall Street Journal Prime Rate or LIBOR + 2%, as selected by Justice, and is secured by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity.

From the proceeds of the Prudential Loan, the Partnership retired its existing line of credit in the approximate amount of $7,436,000, including accrued interest, and paid off a short term unsecured line of credit from United Commercial Bank in the amount of $2,007,000, including accrued interest.

Justice believes that the Prudential Loan and the LOC will provide sufficient financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with Hilton. Justice also believes that it will be able to meet is debt service and operating capital needs through the reopening of the Hotel in the early part of 2006.

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

The hotel had traditionally enjoyed a favorable year-round occupancy rate, but both occupancy and average daily room rates have suffered since fiscal year ended June 30, 2001. Newer and more upscale properties have opened in or near the Financial District, which provide greater amenities to its guests, making it difficult for the Hotel to compete. These competitors are now better positioned to attract both the business traveler and tourists.

Management believes that the Hotel could not continue to be competitive under the conditions it operated under while a Holiday Inn Select brand hotel. By terminating the Hotel Lease with Felcor, and taking over the operations of the Hotel, the Partnership now has greater ability to direct the future of the Hotel. The Hotel property is now approximately 25 years old, with no major renovations having been made to the Hotel property during that time. As discussed above, the Partnership is committed to make substantial improvements to almost every area of the Hotel before it reopens in the early part of 2006 as the Hilton San Francisco Financial District. The newly renovated Hotel will feature among other amenities: totally new guest rooms and suites; a new concierge lounge and common areas; modern and expanded meeting rooms; a new ballroom; an exciting, new restaurant and bar; a new fitness center; and the existing Tru Spa. The Partnership believes that this renovation project, coupled with the strength of the Hilton brand and reservation system, along with the hotel management expertise of Dow, will allow the Hotel to compete in the top levels of its market segment.


EMPLOYEES

As of June 30, 2005, the Company had a total of 12 full-time employees in its corporate office. Effective July 2002, the Company entered into a client service agreement with Administaff Companies II, L.P. ("Administaff"), a professional employer organization serving as an off-site, full service human resource department for its corporate office. Administaff personnel management services are delivered by entering into a co-employment relationship with the Company's employees. There are also approximately 34 employees at the Company's properties outside of the State of California that are subject to similar co-employment relationships with Administaff. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.


Item 2.  Description of Properties.

PROPERTIES

At June 30, 2005, the Company's investment in real estate consisted of properties located throughout the United States, but which are concentrated in Texas and Southern California. These properties include twenty two apartment complexes, two single-family houses as strategic investments, and two commercial real estate properties, one of which serves as the Company's corporate headquarters. Twenty one of the twenty two apartment complexes, the commercial property and the two single-family houses are completed and operating properties. One non-operating apartment complex is undergoing a major renovation.

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

Las Colinas, Texas. The Las Colinas property is a water front apartment community along Beaver Creek that was developed in 1993 with 358 units on approximately 15.6 acres of land. The Company acquired the complex on April 30, 2004 for approximately $27,145,000. As part of the purchase, an intangible asset of $666,000 was recorded. This intangible asset was fully amortized straight-line over twelve months. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. Real estate property taxes for the year ended June 30, 2005 were approximately $932,000. The outstanding mortgage balance was approximately $19,979,000 at June 30, 2005 and the maturity date of the mortgage is May 1, 2013.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2005 were approximately $152,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $10,271,000 at June 30, 2005 and the maturity date of the mortgage is May 1, 2013.

St. Louis, Missouri. The St. Louis property is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2005, real estate property taxes were approximately $138,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 35 years. The outstanding mortgage balance was approximately $5,454,000 at June 30, 2005 and the maturity date of the mortgage is July 1, 2008.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2005, real estate property taxes were approximately $46,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $4,200,000 at June 30, 2005 and the maturity date of the mortgage is June 30, 2015.

Irving, Texas. The Company's Irving properties consist of two apartment complexes. The first apartment complex is a two-story apartment with 224 units on approximately 9.9 acres. The Company acquired the property on September 16, 1994 at an initial cost of approximately $4,150,000. For the year ended June 30, 2005, real estate property taxes were approximately $188,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $4,185,000 at June 30, 2005 and the maturity date of the mortgage is January 1, 2008.

The second apartment complex consists of two-story town homes with 54 units on approximately 3.0 acres. The Company acquired the property on November 3, 2000 at an initial cost of approximately $1,980,000. For the year ended June 30, 2005, real estate property taxes were approximately $51,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance of $1,182,000 was paid off in August 2004.

San Antonio, Texas. The San Antonio property is a two-story project with 132 units on approximately 4.3 acres. The Company acquired the complex on June 29, 1993 for $2,752,000. For the year ended June 30, 2005, real estate taxes were approximately $125,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $2,993,000 at June 30, 2005 and the maturity date of the mortgage is December 1, 2008.

Austin, Texas. The Company's Austin properties consist of two apartment complexes. The first Austin property is a two-story project with 249 units on approximately 7.8 acres. The Company acquired the complex on November 18, 1999 for $4,150,000. The Company also acquired an adjacent complex with 59 units on January 8, 2002 for $1,681,000. For the year ended June 30, 2005, real estate taxes were approximately $138,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years.
The outstanding mortgage balance was approximately $7,884,000 at June 30, 2005 and the maturity date of the mortgage is July 1, 2023. The Company also owns approximately 6 acres of land adjacent to this property.

The second apartment complex consists of a two-story project with 112 units on
3.7 acres. The Company acquired the complex on September 5, 2001 for $3,824,000. For the period ended June 30, 2005, real estate taxes were approximately $80,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,190,000 at June 30, 2005 and the maturity date of the mortgage is September 1, 2009. This property was sold in August 2005.

Los Angeles, California. The Company owns two commercial properties, thirteen apartment complexes, and two single-family houses in the general area of West Los Angeles.

The first Los Angeles commercial property is a 5,500 square foot, two story building that serves as the Company's corporate offices. The Company acquired the building on March 4, 1999 for $1,876,000. The property taxes for the year ended June 30, 2005 were approximately $24,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years.
The outstanding mortgage balance was approximately $1,173,000 at June 30, 2005 and the maturity date of the mortgage is April 15, 2009.

The second Los Angeles commercial property is a 5,900 square foot commercial building. The Company acquired the building on September 15, 2000 for $1,758,000. The property taxes for the year ended June 30, 2005 were approximately $11,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $791,000 at June 30, 2005 and the maturity date of the mortgage is December 15, 2013.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30,

2005, real estate property taxes were approximately $16,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $1,027,000 at June 30, 2005 and the maturity date of the mortgage is December 1, 2018.

The second Los Angeles apartment complex is a 29,000 square foot three-story apartment with 27 units. This complex is held by Intergroup Woodland Village, Inc. ("Woodland Village"), which is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000. For the year ended June 30, 2005, real estate property taxes were approximately $50,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $1,837,000 at June 30, 2005 and the maturity date of the mortgage is October 1, 2029.

The third Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2005, real estate property taxes were approximately $29,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years.
The outstanding mortgage balance was approximately $1,084,000 at June 30, 2005 and the maturity date of the mortgage is December 1, 2029.

The fourth Los Angeles apartment complex is a 10,500 square foot apartment with 9 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2005, real estate property taxes were approximately $22,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $810,000 at June 30, 2005 and the maturity date of the mortgage is December 31, 2029.

The fifth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2005, real estate property taxes were approximately $86,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 30 years. The outstanding mortgage balance was approximately $4,085,000 at June 30, 2005 and the maturity date of the mortgage is August 1, 2033.

The sixth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2005, real estate property taxes were approximately $58,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. In June 2003, the operations of this property stopped and in December 2003, major renovations of the property began. In May 2004, the Company paid off the mortgage in the amount of $2,576,000 and obtained a new construction loan in the amount of $6,268,000 as part of the renovation of the property. As of June 30, 2005, the balance of the construction loan was approximately $5,133,000 and the maturity of the loan is April 1, 2006.

The seventh Los Angeles apartment complex is a 3,000 square foot apartment with 4 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2005, real estate property taxes were approximately $14,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $434,000 at June 30, 2005 and the maturity date of the mortgage is August 1, 2030.

The eighth Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2005, real estate property taxes were approximately $13,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $722,000 at June 30, 2005 and the maturity date of the mortgage is December 1, 2018.

The ninth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2005, real estate property taxes were approximately $17,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years.
The outstanding mortgage balance was approximately $1,061,000 at June 30, 2005 and the maturity date of the mortgage is December 1, 2018.

The tenth Los Angeles apartment complex is a 4,700 square foot two-story apartment with 5 units. The Company acquired the property on August 15, 2000 at an initial cost of approximately $997,000. For the year ended June 30, 2005, real estate property taxes were approximately $13,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $663,000 at June 30, 2005 and the maturity date of the mortgage is December 1, 2018.

The eleventh Los Angeles apartment complex is a 32,800 square foot two-story apartment with 24 units. The Company acquired the property on March 8, 2001 at an initial cost of approximately $2,859,000. For the year ended June 30, 2005, real estate property taxes were approximately $38,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $1,717,000 at June 30, 2005 and the maturity date of the mortgage is April 1, 2031.

The twelfth Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2005, real estate property taxes were approximately $16,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $565,000 at June 30, 2005 and the maturity date of the mortgage is November 1, 2029.

The thirteenth Los Angeles apartment complex, which is owned 100% by the Company's subsidiary Santa Fe, is a 4,200 square foot two-story apartment with 2 units. Santa Fe acquired the property on February 1, 2002 at an initial cost of approximately $785,000. For the year ended June 30, 2005, real estate property taxes were approximately $10,000. Depreciation is recorded on the straight-line method based upon an estimated useful Life of 39 years. The outstanding mortgage balance was approximately $443,000 at June 30, 2005 and the maturity date of the mortgage is February 1, 2032.

The first Los Angeles single-family house is a 2,771 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. For the year ended June 30, 2005, real estate property taxes were approximately $8,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $467,000 at June 30, 2005 and the maturity date of the mortgage is December 1, 2030.

The second Los Angeles single-family house is a 2,201 square foot home. The Company acquired the property on August 22, 2003 at an initial cost of approximately $700,000. For the year ended June 30, 2005, real estate property taxes were approximately $10,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 39 years. The outstanding mortgage balance was approximately $514,000 at June 30, 2005 and the maturity date of the mortgage is November 1, 2033.


San Francisco, California Hotel.

The San Francisco, California Hotel property owned by the Partnership is located near the Financial District, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance. Chinatown is directly across the bridge that runs from the hotel to Portsmouth Square Park. The hotel is a 31-story (including parking garage), steel and concrete, A-frame building, which contains 565 guest rooms situated on 22 floors as well as a 5,400 square foot Tru Spa health and beauty spa on the lobby level. The third floor houses the Chinese Culture Center. Other features of the Hotel include a rooftop swimming pool, 5-storied underground garage and pedestrian bridge across Kearny Street connecting the hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the partnership, is included in the lease to the Chinese Culture Center. In the opinion of management the property is adequately covered by insurance.

As discussed above, the Hotel Lease with Felcor was terminated, effective June 30, 2004, pursuant to the terms of a Settlement Agreement. At that time, possession and operations of the Hotel reverted to the Partnership. On May 31, 2005, the Hotel portion of the property was temporarily closed for extensive renovations to meet the requirements of the Hilton Franchise Agreement. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, will remain open during the renovation work.


REAL ESTATE INVESTMENT POLICIES

The most significant investment activity of the Company has been to acquire, renovate, operate, and when appropriate, sell income-producing real estate. Through its marketable securities portfolio, the Company has indirectly invested in additional real estate related investments such as hotels and office buildings.

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

ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The economic occupancy gross potential rent less vacancy loss, bad debt, discounts and concessions divided by gross potential rent) and the physical occupancy(units occupied by tenant) for each of the Company's operating properties for fiscal year ended June 30, 2005 are provided below.

                                         Economic             Physical
         Property                       Occupancy             Occupancy
         --------                       ---------            ----------
         Apartments:

         1.  Las Colinas,TX                76%                    96%
         2.  Morris County, NJ             92%                    96%
         3.  St. Louis, MO                 83%                    89%
         4.  Florence, KY                  86%                    97%
         5.  Irving, TX (1)                78%                    90%
         6.  Irving, TX (2)                46%                    28%
         7.  San Antonio, TX               90%                    92%
         8.  Austin, TX (1)                77%                    92%
         9.  Austin, TX (2)                80%                   100%
         10. Los Angeles, CA (1)           73%                    83%
         11. Los Angeles, CA (2)           95%                   100%
         12. Los Angeles, CA (3)           92%                    93%
         13. Los Angeles, CA (4)           98%                   100%
         14. Los Angeles, CA (5)           83%                    90%
         15. Los Angeles, CA (6)           85%                    75%
         16. Los Angeles, CA (7)            *                      *
         17. Los Angeles, CA (8)           91%                   100%
         18. Los Angeles, CA (9)           84%                    86%
         19. Los Angeles, CA (10)          93%                   100%
         20. Los Angeles, CA (11)          83%                    96%
         21. Los Angeles, CA (12)          81%                   100%
         22. Los Angeles, CA (13)         100%                   100%

*This property is not in operation and is currently undergoing major renovations.

MANAGEMENT OF THE PROPERTIES

The Company may engage third party management companies as agents to manage certain of Company's residential rental properties. Effective May 1, 2005, the Company entered into third party management agreements (the "Agreements") with Morrison, Ekre & Bart Management Services, Inc. ("MEB") for property management services for five of its Texas apartment complexes, which are located in Austin, Irving and San Antonio. The Agreements provide for a management fee equal to two and one-half percent of the gross monthly receipts of each property and are for a term of two years, but can be terminated by either party upon thirty days written notice. Should the Company elect to terminate any of the Agreements, prior to the two year term, it would be obligated to pay to MEB a sum equal to a one month management fee. Subsequent to year end, the MEB Agreements were terminated on August 31, 2005, at which time the Company resumed direct management of those Texas properties.

Effective August 1, 2005, the Company entered into a Management Agreement with Century West Properties, Inc. ("Century West") to act as an agent of the Company to rent and manage all of the Company's residential rental properties in the Los Angeles, California area. The Management Agreement with Century

West is for a term of twelve months ending on July 31, 2006 and will continue thereafter on a month-to-month basis, unless terminated upon 30 days prior written notice. The Management Agreements provide for a monthly fee equal to 4% of the monthly gross receipts from the properties with resident managers and a fee of 4 1/2% of monthly gross receipts for properties without resident mangers. Century West is also entitled to reimbursement of any actual operating and maintenance costs advanced on behalf of the Company and is entitled to a fee of 5% for overhead and supervision of major improvements and a charge of 10% of the direct costs for overhead/supervision of a major remodeling project.


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

The Company's investment portfolio is diversified with 63 different equity securities. The Company has four individual positions that comprise more than 5% of the equity value of the portfolio with the largest being 15.3% of the value of the portfolio. The amount of the Company's investment in any particular issue may increase or decrease, and additions or reductions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reductions in other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2005, the market value of the Company's marketable securities was $24,033,000.

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted companies, through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and are reviewed for impairment on a periodic basis.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2005, the Company had obligations for securities sold (equities short) of $5,257,000 and had no naked short positions.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2005, the Company had a margin balance of $6,726,000 and incurred $904,000 and $1,437,000 in margin interest expense during the year ended June 30, 2005 and June 30, 2004, respectively.

On July 18, 2003, the disinterested members of the respective Boards of Directors of the Company's subsidiary, Santa Fe and Santa Fe's subsidiary, Portsmouth, established a performance based compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the securities portfolios of those companies. On January 12, 2004, the disinterested members of the Securities Investment Committee of InterGroup also established a performance based compensation program for Mr. Winfield, which was ratified by the Board of Directors. The terms of that compensation arrangement is discussed in detail in Item 10 "Executive Compensation" of this Report. During fiscal years ended June 30, 2005 and June 30, 2004, the Company and its subsidiaries paid $320,000 and $2,077,000 respectively, to the Company's CEO as performance based compensation related to the management of the securities portfolios.

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

                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded on The National Market System of the Nasdaq Stock Market, Inc. ("Nasdaq-NMS") under the symbol "INTG". It is also listed on the Pacific Exchange, Inc. The following table sets forth the high and low sales prices (adjusted for stock splits) for the Company's common shares for each quarter of the last two fiscal years.


Fiscal 2005                           High                Low
-----------                           -----               -----
First Quarter 7/1 - 9/30             $14.96              $11.15
Second Quarter 10/1 - 12/31          $14.31              $12.50
Third Quarter 1/1 - 3/31             $15.20              $13.41
Fourth Quarter 4/1 - 6/30            $19.10              $14.75


Fiscal 2004                           High                Low
-----------                           -----               -----
First Quarter 7/1 - 9/30             $13.23              $ 9.45
Second Quarter 10/1 - 12/31          $12.87              $11.40
Third Quarter 1/1 - 3/31             $12.65              $10.60
Fourth Quarter 4/1 - 6/30            $13.33              $10.50


As of September 12, 2005, there were approximately 560 shareholders of record and more than 1,400 beneficial holders of the Company's Common Stock.

DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2005, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category       Securities to     Weighted average   Remaining available
                      be issued       exercise price     for future issuance
                    upon exercise     of outstanding        under equity
                    of outstanding       options         compensation plans
                       options,        warrants and         (excluding
                     warrants and         rights             securities
                       rights                               reflected in
                                                             column (a))
                         (a)                (b)                 (c)
-------------------  ------------      -------------     -------------------
Equity compensation
plans approved by
security holders       378,000             $9.66               72,000

----------------------------------------------------------------------------

Equity compensation
plans not approved
by security holders      None               N/A                 None

----------------------------------------------------------------------------
     Total             378,000             $9.66               72,000
----------------------------------------------------------------------------

         SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
             Number of      Average         as Part of Publicly     Yet Be Purchased
 2005          Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(April 1-         -              -                 -                    96,441
April 30)
--------------------------------------------------------------------------------------
Month #2
(May 1-           -              -                 -                    96,441
May 31)
--------------------------------------------------------------------------------------
Month #3
(June 1-          -              -                 -                    96,441
June 30)
--------------------------------------------------------------------------------------
Total             -              -                -                     96,441
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

RECENT DEVELOPMENTS

In August 2005, the Company sold its 112-unit apartment complex located in Austin, Texas for $4,400,000.

On July 27, 2005, Justice entered into a first mortgage loan (the "Prudential Loan") with The Prudential Insurance Company of America in a principal amount of $30,000,000. The term of the Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Loan calls for monthly installments of principal and interest in the amount of approximately $165,100, calculated on a 360 month amortization schedule. The Loan is secured by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice.

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank. The term of the LOC is for 60 months at an annual interest rate equal to either The Wall Street Journal Prime Rate or LIBOR + 2%, as selected by Justice, and is secured by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity.

From the proceeds of the Prudential Loan, the Partnership retired its existing line of credit in the approximate amount of $7,436,000, including accrued interest, and paid off a short term unsecured line of credit from United Commercial Bank in the amount of $2,007,000, including accrued interest.

Justice believes that the Prudential Loan and the LOC will provide sufficient financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with Hilton. Justice also believes that it will be able to meet is debt service and operating capital needs through the reopening of the Hotel in the early part of 2006.

RESULTS OF OPERATIONS

For the Year Ended June 30, 2005 as compared to June 30, 2004.

The Company had a net loss of $3,128,000 for the year ended June 30, 2005
compared to net income of $3,071,000 for the year ended June 30, 2004.   The
significant change is primarily attributable to the change in net investment gains(losses) from marketable securities, the change in the equity in net income(loss) of Justice Investors and the increase in the loss from real estate operations. These changes were partially offset by the gain on sale of real estate in the current fiscal year, the decrease in margin interest and trading expenses, the reduction in the impairment loss on other investments, the decrease in general and administrative expenses, the change in the tax provision from a tax expense to a tax benefit and the change in the minority interest.

The loss from real estate operations increased to $1,723,000 for the year ended June 30, 2005 from $1,183,000 for the year ended June 30, 2004 primarily due to the increase in the amortization of the intangible asset to $555,000 from $111,000, the loss on early extinguishment of debt of $160,000 recognized in the current year partially offset by the overall decrease in operating expenses as a percentage of rental income to 42% from 46%. Rental income increased to $12,966,000 from $9,926,000 due the inclusion of a full year's of rental income from the 358-unit Las Colinas, Texas property purchased in April 2004. The increase in the amortization of the intangible asset to $555,000 from $111,000 is due to the 10 months of amortization expense recorded in the current year as compared to 2 months recorded in the comparable prior year. This intangible asset was acquired along with the purchase of the Las Colinas,
Texas property.   The $160,000 loss on early termination of debt in the
current year is related to the early pay-off of a $1,182,000 mortgage on the Company's 54-unit property located in Irving, Texas in August 2004. The increase in the mortgage interest and depreciation expenses is the result of the full year operation of the Las Colinas, Texas property in the current year. These expenses as a percentage of rental income are consistent with the prior year. Real estate taxes increased as a percentage of income to 15% from 10% as the result of the recent purchase of the Las Colinas, Texas property. Properties purchased recently have higher taxable basis the purposes of calculating real estate taxes as compared to older properties.

In September 2004, the Company sold its 442-unit multi-family apartment complex located in Houston, Texas for $11,850,000. The Company realized a gain on sale of real estate of $6,006,000. This gain is reported under discontinued operations on the statement of operations.

Equity in net income(loss) of Justice Investors changed to a loss of $2,303,000 for the year ended June 30, 2005 compared to income of $3,136,000 for the year ended June 30, 2004. Effective July 1, 2004, Justice became the owner operator of the Hotel rather than a lessor. Thus, Partnership net income for fiscal 2005 includes the direct operating results of the Hotel, whereas in the prior year Justice received rental income from Felcor pursuant to a lease. The net operating loss from the hotel for fiscal 2005 was approximately $1,734,000, while the Partnership received approximately $2,617,000 in rent from the Hotel lease in fiscal 2004. Also, during fiscal 2004, a $5,000,000 settlement payment was made to Justice from the Hotel lessee to resolve disputes regarding certain obligations of Felcor and others under the terms of the Hotel Lease. In addition, Justice received a payment in December 2003 from the hotel lessee in the amount $296,000 for part of the replacement costs of the sloped window system of the Hotel. Those two nonrecurring payments were included as other income by Justice in fiscal 2004.

During fiscal 2005, the Justice also recorded a $1,991,000 loss on disposition of assets as the Hotel was closed for major renovations on May 31, 2005. It is anticipated that the Hotel will be closed until the first part of calendar year 2006 before it reopens as the "Hilton San Francisco Financial District". The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, will remain open during the renovation work. Partnership rental income from the parking garage decreased to approximately $1,005,000 in fiscal 2005 from approximately $1,274,000 in fiscal 2004, primarily due to the closure of the Hotel for the last month of the fiscal year and lower Hotel occupancy rates in fiscal 2005. A further drop off in garage rental income is expected while the Hotel is being renovated, with an anticipated increase in garage rental income after the Hotel reopens as a Hilton.

Net investment gains(losses) on marketable securities changed to net losses of $4,874,000 for the year ended June 30, 2005 from net gains of $13,722,000 for the year ended June 30, 2004 as result of the significant decline in the market value of the Company's investment portfolio during the current year. For the year ended June 30, 2005, the Company had net unrealized losses of $7,734,000 and net realized gains of $2,860,000. For the year ended June 30, 2004, the Company had net unrealized gains of $4,181,000 and realized gains of
$9,541,000.   Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the year ended June 30, 2005, the Company recorded impairment losses of $740,000 on other investments that were considered permanently impaired.
In the comaparable year, the Company recorded a impairment losses of $1,155,000 related to other investments. These investments were determined to be impaired after review of their most recent financial statements and news releases.

Margin interest and trading expenses decreased to $2,657,000 from $4,629,000 primarily due to the decrease in the performance bonus granted to the Company's CEO based on the results of the Company's investment portfolio and the decrease in margin interest expense. During the year ended June 30, 2005, the CEO earned a performance bonus of $320,000 compared with $2,077,000 in the prior year. Margin interest expense also decreased to $904,000 from $1,437,000 in the prior year.

General and administrative expenses decreased to $1,460,000 from $1,892,000 as the result of management's effort to cut expenses across the board by reducing administrative staff. accounting related expenses and other general and administrative expenses.

The provision for income tax expense changed to a net tax benefit of $2,668,000 from a net tax expense of $3,515,000 as the result of the significant before tax loss of $7,239,000 incurred in the current year as compared to the significant pretax income of $8,407,000 generated in the prior year.

Minority interest expense(benefit) changed to a benefit of $1,443,000 from an expense of $1,821,000 as a result of significant loss incurred by the Company's subsidiary, Santa Fe during the current year as compared to income earned in the prior comparable year.

MARKETABLE SECURITIES

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

The Company's investment portfolio is diversified with 63 different equity securities. The Company has four individual positions that comprise more than 5% of the equity value of the portfolio with the largest being 15.3% of the value of the portfolio. The amount of the Company's investment in any particular issue may increase or decrease, and additions or reductions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reductions in other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2005, the market value of the Company's marketable securities was $24,033,000.

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted companies, through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and are reviewed for impairment on a periodic basis.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2005, the Company had obligations for securities sold (equities short) of $5,257,000 and had no naked short positions.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2005, the Company had a margin balance of $6,726,000 and incurred $904,000 and $1,437,000 in margin interest expense during the year ended June 30, 2005 and June 30, 2004, respectively.

The following table shows the composition of the Company's marketable securities by selected industry groups as of June 30, 2005.

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Telecommunications and media       $  7,303,000               30.4%
   Insurance and banks                   5,262,000               21.9%
   REITs, lodging, home builders and
    hotels                               3,494,000               14.5%
   Chemicals, building materials,
    Machinery metals, mining
    and paper                            2,603,000               10.8%
   Electric, pipelines, oil and gas      1,739,000                7.2%
   Retail, restuarants and consumer
    goods                                1,016,000                4.3%
   Other                                 2,616,000               10.9%
                                        ----------              ------
                                      $ 24,033,000              100.0%
                                        ==========              ======

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the year ended June 30, 2005 and 2004.

                                           2005                   2004
                                       ------------           ------------
Net investment gains(losses)            $(4,874,000)          $ 13,722,000
Impairment loss on other investments       (258,000)            (1,155,000)
Dividend & interest income                  942,000                777,000
Margin interest                            (904,000)            (1,437,000)
Trading expenses                         (1,753,000)            (3,192,000)
                                       ------------           ------------
Investment income(loss)                $ (6,847,000)          $  8,715,000
                                       ============           ============


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. The Company generated cash flow of $3,929,000 from operating activities, generated net cash flow of $5,188,000 from investing activities, and used net cash flow of $9,026,000 for financing activities during the year ended June 30, 2005.

In September 2004, the Company sold its 442-unit multi-family apartment complex located in Houston, Texas for $11,850,000. The Company realized a gain of $6,006,000 and received net proceeds of $11,273,000 after selling costs and attorneys' fees. As a part of the sale of property, the Company paid off the related mortgage loan in the amount of $9,864,000.

In August 2004, the Company purchased an approximately two acre parcel of unimproved land in Kihei, Maui, Hawaii for $1,467,000. The land is included property held for development on the balance sheet. To facilitate the purchase of the land, the Company obtained a loan in the amount of $750,000. The loan is for a term of three years at a floating interest rate equal to the bank's base rate (4.75% as of June 30, 2005) plus 1%. Interest only is payable monthly.

During the year ended June 30, 2005, the Company improved properties in the aggregate amount of $2,922,000. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

During the year ended June 30, 2005, the Company purchased 48,400 shares of Portsmouth stock for a total investment of $1,499,000.

During the year ended June 30, 2005, the Company purchased 20,268 shares of Santa Fe stock for a total investment of $197,000.

During the year ended June 30, 2005, the Company had new borrowings in the form of mortgages totaling $6,703,000 and made principal payments on mortgages totaling $16,002,000. The Company also borrowed from a line of credit in the amount of $1,313,000.

In June 2005, the Company refinanced a loan in the amount of $4,006,000 on its 157-unit Florence, Kentucky property and obtained a new mortgage in the amount of $4,200,000. The loan is a 10 year fixed rate loan at 4.995%.

During the year ended June 30, 2005, the Company used additional construction loan proceeds of $1,753,000 renovate its 30-unit apartment located in Los Angeles, California. As of June 30, 2005, the balance on the construction loan was $5,133,000.

In August 2004, the Company repaid a mortgage in the amount of $1,182,000 on its 54-unit multi-family apartment located in Irving, Texas. Related to the repayment of the mortgage, the Company incurred an early termination fee of $160,000.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, shares of its Common Stock. Such repurchases may be made at the discretion of management and depending upon market conditions. During the year ended June 30, 2005, the Company acquired an additional 76,500 shares of its Common Stock for $1,040,000. Approximately 96,000 shares remain eligible for the Company to repurchase under that authorization.

Subsequent to the fiscal year end, Justice entered into a first mortgage loan (the "Prudential Loan") with The Prudential Insurance Company of America in a principal amount of $30,000,000 on July 27, 2005. The term of the Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Loan calls for monthly installments of principal and interest in the amount of approximately $165,100, calculated on a 360 month amortization schedule. The Loan is secured by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice.

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank. The term of the LOC is for 60 months at an annual interest rate equal to either The Wall Street Journal Prime Rate or LIBOR + 2%, as selected by Justice, and is secured by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity.

From the proceeds of the Prudential Loan, the Partnership retired its existing line of credit in the approximate amount of $7,436,000, including accrued interest, and paid off a short term unsecured line of credit from United Commercial Bank in the amount of $2,007,000, including accrued interest.

The Justice believes that the Prudential Loan and the LOC will provide sufficient financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with Hilton. Justice also believes it will be able to meet is debt service and operating capital needs through the reopening of the Hotel in the early part of 2006.

That additional amount of leverage related to the Prudential Loan and the utilization of the LOC and the associated debt service will create additional risk for the Partnership and its ability to generate cash flows in the future since the Hotel asset has been virtually debt free for many years. The Partnership does not anticipate paying any partnership distributions until some time after operations commence under the Hilton brand and net income and capital requirements warrant such distributions. As a result, the Company may have to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.

Management anticipates that the net cash flow generated from future operating activities will be sufficient to meet its operating and long-term debt service requirements.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.


CONTRACTUAL OBLIGATIONS

The Company's contractual obligations and commercial commitments are its mortgages. The annual principal payments on the mortgages for the five-year period and thereafter commencing July 1, 2005 are approximately as follows:


                 Year ending June 30,
                      2006               $ 6,256,000
                      2007                 1,192,000
                      2008                 2,015,000
                      2009                 1,301,000
                      2010                 1,296,000
                      Thereafter          68,372,000
                                         -----------
                       Total             $80,432,000
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


Item 7.  Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                             Page
                                                                       ----

Report of Independent Registered Public Accounting Firm                 25

Consolidated Balance Sheet at June 30, 2005                             26

Consolidated Statements of Operations for the
  years ended June 30, 2005 and June 30, 2004                           27
Consolidated Statements of Shareholders' Equity for the years
  ended June 30, 2005 and June 30, 2004                                 28

Consolidated Statements of Cash Flows for the years ended
  June 30, 2005 and June 30, 2004                                       29

Notes to Consolidated Financial Statements                              30

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of The InterGroup Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of The InterGroup Corporation at June 30, 2005, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the financial statements, the Company has restated its June 30, 2003 shareholders' equity.


/s/ PricewaterhouseCoopers LLP


Irvine, California
October 17, 2005

                      THE INTERGROUP CORPORATION
                        CONSOLIDATED BALANCE SHEET

As of June 30,                                                 2005
                                                            -----------
                             ASSETS

Investment in real estate, at cost:
 Land                                                     $  22,899,000
 Buildings, improvements and equipment                       67,278,000
 Less: accumulated depreciation                             (19,235,000)
                                                            -----------
                                                             70,942,000
 Property held for sale or development                       14,924,000
                                                            -----------
                                                             85,866,000
Investment in Justice Investors                               9,522,000
Cash and cash equivalents                                       868,000
Restricted cash                                               2,981,000
Investment in marketable securities                          24,033,000
Prepaid expenses and other assets                             4,035,000
                                                            -----------
        Total Assets                                      $ 127,305,000
                                                            ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Mortgage notes payable                                   $  80,432,000
 Due to securities brokers                                    6,726,000
 Obligation for securities sold                               5,257,000
 Line of credit                                               6,313,000
 Accounts payable and other liabilities                       3,512,000
 Deferred income taxes                                        6,300,000
                                                            -----------
        Total Liabilities                                   108,540,000
                                                            -----------
Minority Interest                                             6,624,000
                                                            -----------
Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $.01 par value, 2,500,000 shares
  authorized; none issued                                             -
Common stock - Class A, $.01 par value, 2,500,000
  shares authorized: none issued                                      -
Common stock, $.01 par value, 4,000,000 shares
  authorized; 3,193,745 shares issued and 2,420,186
  outstanding                                                    21,000
Additional paid-in capital                                    8,686,000
Retained earnings                                            11,273,000
Treasury stock, at cost, 773,559 shares                      (7,839,000)
                                                            -----------
        Total Shareholders' Equity                           12,141,000
                                                            -----------
        Total Liabilities and Shareholders' Equity        $ 127,305,000
                                                            ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


For the Year Ended June 30,                           2005           2004
                                                   -----------    -----------
Real estate operations:
  Rental income                                   $ 12,966,000   $  9,926,000
  Rental expenses:
    Property operating expenses                     (5,701,000)    (4,933,000)
    Mortgage interest expense                       (3,818,000)    (3,120,000)
    Real estate taxes                               (1,994,000)    (1,123,000)
    Depreciation                                    (2,461,000)    (1,822,000)
    Amortization                                      (555,000)      (111,000)
    Loss on early extinguishment of debt              (160,000)             -
                                                   -----------    -----------
Loss from real estate operations                    (1,723,000)    (1,183,000)
                                                   -----------    -----------
Equity in net income(loss) of Justice Investors     (2,303,000)     3,136,000
                                                   -----------    -----------
Investment transactions:
  Net investment gains(losses)                      (4,874,000)    13,722,000
  Impairment loss on other investments                (740,000)    (1,155,000)
  Dividend and interest income                         942,000        777,000
  Margin interest and trading expenses              (2,657,000)    (4,629,000)
                                                   -----------    -----------
    Income(loss) from investment transactions       (7,329,000)     8,715,000
                                                   -----------    -----------
Other income(expense):
  General and administrative expenses               (1,460,000)    (1,892,000)
  Other income                                         121,000        143,000
                                                   -----------    -----------
    Other expense                                   (1,339,000)    (1,749,000)
                                                   -----------    -----------
Income(loss) before provision for income
 taxes and minority interest                       (12,694,000)     8,919,000

Provision for income tax benefit(expense)            4,678,000     (3,729,000)
                                                   -----------    -----------
Income(loss) before minority interest               (8,016,000)     5,190,000
Minority interest benefit(expense), net of tax       1,443,000     (1,821,000)
                                                   -----------    -----------
Net income(loss) from continuing operations       $ (6,573,000)  $  3,369,000
                                                   -----------    -----------

Discontinued operations:
  Net loss on discontinued operations             $   (614,000)  $   (512,000)
  Gain on sale of real estate                        6,069,000              -
  Provision for income tax benefit(expense)         (2,010,000)       214,000
                                                   -----------    -----------
Income(loss) from discontinued operations         $  3,445,000   $   (298,000)
                                                   -----------    -----------
Net income(loss)                                  $ (3,128,000)  $  3,071,000
                                                   ===========    ===========
Income(loss) per share from continuing operations
  Basic                                           $      (2.68)  $       1.34
  Diluted                                         $      (2.68)  $       1.19
                                                   ===========    ===========
Income(loss) per share from discontinued operations
  Basic                                           $       1.40   $      (0.12)
  Diluted                                         $       1.22   $      (0.12)
                                                   ===========    ===========
Net(loss) income per share
  Basic                                           $      (1.27)  $       1.22
  Diluted                                         $      (1.27)  $       1.08
                                                   ===========    ===========

Weighted average number of shares outstanding        2,453,544      2,518,124
                                                   ===========    ===========
Diluted weighted average number of shares
  outstanding                                        2,821,044      2,836,124
                                                   ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


                          THE INTERGROUP CORPORATION
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                             Additional     Retained
                   Common     paid-in       Earnings      Treasury
                    stock     capital      (restated)       Stock           Total
                   -------   ----------   -----------    -----------  -------------
Balance at
 June 30, 2003     $21,000   $8,686,000   $11,330,000    $(6,390,000)  $13,647,000

Net income                                  3,071,000                    3,071,000

Purchase of
 treasury stock                                             (409,000)     (409,000)

                   -------   ----------   -----------    -----------   -----------
Balance at
 June 30, 2004     21,000    8,686,000    14,401,000     (6,799,000)   16,309,000

Net loss                                   (3,128,000)                  (3,128,000)

Purchase of
 treasury stock                                           (1,040,000)   (1,040,000)

                   -------   ----------   -----------    -----------   -----------
Balance at
 June 30, 2005    $21,000   $8,686,000   $11,273,000    $(7,839,000)  $12,141,000
                   =======   ==========   ===========    ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         THE INTERGROUP COPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended June 30,                          2005           2004
                                                 -----------    -----------
Cash flows from operating activities:
Net income(loss)                                 $(3,128,000)   $ 3,071,000
Adjustments to reconcile net income(loss)
 to cash (used in) provided by
 operating activities:
  Depreciation of real estate                      2,461,000      1,822,000
  Depreciation (discontinued operations)             443,000        893,000
  Amortization of intangible asset                   555,000        111,000
  Gain on sale of real estate                     (6,069,000)             -
  Loss on early extinguishment of debt               160,000              -
  Equity in net income of Justice Investors        2,303,000     (3,136,000)
  Net unrealized gain on investments               7,734,000     (4,181,000)
  Impairment loss on other investments               740,000      1,155,000
  Minority interest                               (1,443,000)     1,821,000
  Changes in assets and liabilities:
   Restricted cash                                   572,000        (42,000)
   Prepaid expenses and other assets               1,204,000        789,000
   Investment in marketable securities            34,632,000     (7,289,000)
   Other investments                              (1,716,000)    (2,815,000)
   Accounts payable and other liabilities           (958,000)        47,000
   Due to securities broker                      (15,719,000)     2,124,000
   Obligations for securities sold               (16,328,000)     5,096,000
   Deferred taxes                                 (1,516,000)     1,863,000
                                                 -----------    ------------
Net cash provided by operating activities          3,927,000      1,329,000
                                                 -----------   ------------
Cash flows from investing activities:

  Net proceeds from sale of real estate           11,273,000              -
  Investment in real estate                       (1,467,000)   (27,180,000)
  Purchase of intangible asset                             -       (666,000)
  Additions to buildings, improvements and
   equipment                                      (2,920,000)    (2,152,000)
  Investment in Santa Fe                            (197,000)    (1,031,000)
  Investment in Portsmouth                        (1,499,000)      (210,000)
  Distributions from Justice Investors                     -        953,000
                                                 -----------    -----------
Net cash provided by(used in) investing
  activities                                       5,190,000    (30,286,000)
                                                 -----------    -----------
Cash flows from financing activities:

  Borrowings from mortgage notes payable           6,703,000     31,656,000
  Principal payments on mortgage notes payable   (16,002,000)    (8,201,000)
  Borrowings from(repayment of) line of credit     1,313,000      5,000,000
  Dividends paid to minority shareholders                  -       (171,000)
  Purchase of treasury stock                      (1,040,000)      (409,000)
                                                 -----------    -----------
Net cash provided by(used in) financing
  activities                                      (9,026,000)    27,875,000
                                                 -----------    -----------
Net increase(decrease) in cash and cash
  equivalents                                         91,000     (1,082,000)
Cash and cash equivalents at beginning of
 period                                              777,000      1,859,000
                                                 -----------    -----------
Cash and cash equivalents at end of period       $   868,000    $   777,000
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

As of June 30, 2005 and 2004, the Company had the power to vote 76.9% and 75.2%, respectively, of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB: SFEF). Those percentages include the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company's Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

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

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS
144), "Accounting for Impairment or Disposal of Long-Lived Assets", the Company reviews its rental property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If expected future cash flows (undiscounted and excluding interest costs) are less than the carrying value of the rental asset, the asset is written down to its fair value. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived asset. No impairment losses have been recorded for the year ended June 30, 2005 and 2004.

Properties are classified as held for sale when management commits to a plan to sell the asset, the asset is available for immediate sale, an active program to locate a buyer has been initiated, the sale of the asset is probable, the sale of the asset is actively marketed and it is unlikely that significant changes to the sale plan will be made or withdrawn. As of June 30, 2005, the Company had six properties classified as held for sale.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value.

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


Due to Securities Broker

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. Various securities brokers have advanced funds to the Company for the purchase of marketable securities under standard margin agreements. These advanced funds are recorded as a liability.

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


Stock-Based Compensation Plans

Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 148). In accounting for its plans, the Company, as allowable under the provisions of SFAS 148, applies Accounting Principles Board Opinions No. 25, "Accounting for Stock issued to Employees." As a result of this election, the Company does not recognize compensation expense for its stock option plans. For options issued in fiscal years 2005 and 2004, options are vested as of the grant date. Had the Company determined compensation cost based on the fair value for its stock options at grant date (based on 16,500 and 15,000 in fiscal years 2005 and 2004, respectively), net income(loss) and earnings(loss) per share would have been reduced to the pro forma amounts as follows:

                                               2005           2004
                                           -----------     ----------
  Net income(loss)                         $(3,128,000)   $ 3,071,000
  Stock based employee
   Compensation expense*                       (77,000)       (64,000)
                                            ----------     ----------
  Pro forma net income(loss)               $(3,205,000)   $ 3,007,000

  Earnings(loss) per share
   Basic as reported                       $     (1.27)   $      1.22
   Basic pro forma                         $     (1.31)   $      1.19
   Diluted as reported                     $     (1.27)   $      1.08
   Diluted pro forma                       $     (1.31)   $      1.06

*Determined under fair value based on method for awards net of related tax effects (40%).

The difference between the net income as reported and the pro forma net income is due to subtraction of the fair market value(net of tax effect) of the vested stock options of $129,000 and $107,000, respectively, for the fiscal years ended June 30, 2005 and 2004.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for 2005; risk-free interest rate of 3.87%; dividend yield of 0%; expected Common Stock market price volatility factor of 24.60; and a weighted-average expected life of the options of 10 years. The weighted-average fair value of options granted in fiscal years 2005 and 2004 were $7.83 and $7.12 per share, respectively. The aggregate fair value of the options granted in fiscal years 2005 and 2004 were $129,000 and $107,000 respectively.


Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As of June 30, 2005, the Company had 367,500 stock options that were considered potentially dilutive common shares and 25,500 stock options that were considered anti-dilutive. These amounts were included in the calculation for diluted earnings per share.


2.  Investment in Real Estate:

At June 30, 2005, the Company's investment in real estate consisted of twenty six properties located throughout the United States. These properties include twenty two apartment complexes, two single-family houses as strategic investments, and two commercial real estate properties, one of which serves as the Company's corporate headquarters. Twenty one of the twenty two apartment complexes are completed, operating properties. The one non-operating apartment complex is undergoing a major renovation.

In September 2004, the Company sold its 442-unit multi-family apartment complex located in Houston, Texas for $11,850,000. The Company realized a gain of $6,006,000 and received net proceeds of $11,273,000 after selling costs and attorneys' fees.

Under the provisions of the Statement of Financial Accounting Standards No.144, Accounting for Impairment or Disposal of Long-Lived Assets, for properties disposed of during the year or for properties for which the Company actively markets for sale at a price that is reasonable in relation to its market value, the properties are required to be classified as held for sale on the balance sheet and accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these properties have been reclassified from continuing operations for the year ended June 30, 2005 and 2004 and reported as income from discontinued operations in the consolidated statements of operations.

As of June 30, 2005, the Company had six properties held for sale, two of the properties are located in Texas and the remaining four are located in California. The two Texas properties were sold in September 2004 and August 2005, respectively. The revenues and expenses from the operation for these six properties have been reclassified from continuing operations for the year ended June 30, 2005 and 2004 and reported as income from discontinued operations in the consolidated statements of operations.

Revenues and expenses from the operation of these properties for the year ended June 30, 2005 and 2004 are summarized as follows:

For the year ended June 30,               2005               2004
                                       ----------        ----------
      Revenues                         $1,728,000       $ 3,831,000
      Expenses                         (2,342,000)       (4,343,000)
                                       ----------        ----------
      Net loss                           (614,000)         (512,000)
                                       ==========        ==========

Depreciation expense for the year ended June 30, 2005 and 2004, was $443,000 and $893,000, respectively.

In August 2004, the Company purchased an approximately two acre parcel of unimproved land in Kihei, Maui, Hawaii for $1,467,000. The land is included property held for development on the balance sheet.

In April 2004, the Company purchased a 358-unit apartment complex in Los Colinas, Texas for $27,145,000 in a tax-deferred exchange with the St. Louis, Missouri property sold in August 2001. To finance the purchase, the Company obtained a nine year $20,000,000 mortgage note. In accordance with SFAS 141, "Business Combinations," the acquisition value was allocated to the land and building utilizing an "as if vacant" methodology, with the balance of the purchase price allocated to identifiable intangible assets. Identifiable intangible assets relate to the value of the in-place operating leases and comprise: (i) origination value, which represents the "cost avoidance" value associated with acquired in-place leases; and (ii) value of the renewal of in-place leases, which represents the estimated loss of revenue and costs incurred to renew the operating leases following its expiration. The origination value and the value of the renewal of in-place tenant leases are recorded as a deferred charge and are amortized over the remaining lease term of twelve months.

Based on this valuation, the purchase price and closing costs were allocated as follows:

   Land                                               $ 4,050,000
   Building                                            22,429,000
   Intangible asset - origination costs                   206,000
   Intangible asset - renewal lease-up costs              460,000
                                                       ----------
                                                      $27,145,000
                                                       ==========

During the year ended June 30, 2005 and 2004, the Company recorded an amortization expense associated with these intangible assets in the amount of $555,000 and $111,000, respectively.

3.  Marketable Securities and Other Investments:

At June 30, 2005, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings. Trading securities are summarized as follows:


As of June 30, 2005
                               Gross         Gross            Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $21,701,000    $3,991,000     ($1,659,000)      $2,332,000     $24,033,000


Of the gross unrealized loss of $1,659,000, $1,291,000 of the loss is related to securities held for over one year.

As of June 30, 2005, the Company had net other investments of $2,168,000. This balance includes $4,063,000 in other investment, net an impairment loss of $1,895,000. Included in the prepaid expenses and other assets of $4,035,000 are other investments of $2,168,000.

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2005, the Company had obligations for securities sold (equities short) of $5,257,000 and had no naked short positions.

For the year ended June 30, 2005, net losses on marketable securities of $4,874,000 included net unrealized losses of $7,734,000 and net realized gains of $2,860,000. For the year ended June 30, 2004, net investment gains of $13,722,000 included net unrealized gains of $4,181,000 and net realized gains of $9,541,000.


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

The Company amortizes the step up in the asset values which represents the access purchase price over the underlying book value and is allocable to the depreciable assets of its investment in Justice Investors over 40 years, which approximates the remaining life of the primary asset, the hotel building.

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

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership currently estimates that the cost of the renovation project will be approximately $33 million. That amount includes approximately $28 million for the actual cost of the renovations and approximately $5 million for construction interest and estimated carrying costs of operations during the renovation period.
The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

On March 15, 2005, the Partnership announced its decision to close down its Hotel operations on or about June 1, 2005 to complete renovations of the Hotel as required by the Hilton Agreement. It is anticipated that the Hotel will be closed for a period of approximately seven to nine months before a contemplated reopening in the early part of 2006 as the "Hilton San Francisco Financial District". The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, will remain open during the renovation work.

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of June 30,                                                 2005
                                                            ----------
Assets
Total current assets                                       $ 1,277,000
Property, plant and equipment, net of
  accumulated depreciation of $13,405,000                    5,003,000
Land                                                         1,124,000
Construction in progress                                     7,952,000
Other assets                                                   133,000
                                                            ----------
    Total assets                                           $15,489,000
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                  $ 4,444,000
Long term debt                                               7,131,000
Partners' capital                                            3,914,000
                                                            ----------
    Total liabilities and partners' capital                $15,489,000
                                                            ==========

                                  JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the year ended June 30,                    2005            2004
                                            ----------      ----------
Hotel revenue                            $  12,930,000     $         -
Hotel rent                                           -       2,617,000
Garage rent                                  1,005,000       1,274,000
Other income                                    53,000       5,477,000
Operating expenses                         (16,218,000)     (2,506,000)
Loss on disposition of assets               (1,991,000)              -
                                            ----------      ----------
Net income(loss)                         $  (4,221,000)    $ 6,862,000
                                            ==========      ==========

5.  Mortgage Notes Payable:

As of June 30, 2005, the Company had mortgage debt outstanding of $80,432,000. The mortgages carry variable rates from 3.50% to 8.44% and fixed rates ranging from 4.35% to 8.23%.

In June 2005, the Company refinanced a loan in the amount of $4,006,000 on its 157-unit Florence, Kentucky property and obtained a new mortgage in the amount of $4,200,000. The loan is a 10 year fixed rate loan at 4.995%.

In September 2004, as a part of the sale of its 442-unit property in Houston, Texas, the Company paid off the related mortgage loan in the amount of $9,864,000.

In August 2004, the Company repaid a mortgage in the amount of $1,182,000 on its 54-unit multi-family apartment located in Irving, Texas. Related to the repayment of the mortgage, the Company incurred an early termination fee of $160,000.

In August 2004, to facilitate the purchase of the land in Kihei, Maui, the Company obtained a loan in the amount of $750,000. The loan is for a term of three years at a floating interest rate equal to the bank's base rate (4.75% as of June 30, 2005) plus 1%. Interest only is payable monthly.

In May 2004, the Company paid off a mortgage in the amount of $2,668,000 and obtained a new construction loan in the amount of $6,268,000 as part of a major renovation of its 30-unit apartment complex located in Los Angeles. During the year ended June 30, 2005, the Company used additional construction loan proceeds of $1,753,000 to renovate this apartment complex. As of June 30, 2005, the balance on the construction loan was $5,133,000.

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

Each mortgage is secured by its respective land and building. Mortgage notes payable secured by real estate are comprised of the following information as of June 30, 2005:


                Number        Note            Note          Mortgage  Interest
  Property      of Units   Origination       Maturity        Balance     Rate
                              Date            Date
------------  ----------- --------------   ------------    ---------    -----

Los Angeles         30    May       2004   April     2006  $5,133,000   3.50%
Los Angeles      Office   September 2000   December  2013     791,000   6.00%
Los Angeles         24    March     2001   April     2031   1,717,000   7.15%
Los Angeles          5    July      2000   August    2030     434,000   7.59%
Los Angeles          1    November  2000   December  2030     467,000   8.44%
Kihei, Maui       Land    August    2004   August    2007     750,000   5.75%
                                                           ----------
                            Total variable interest debt   $9,292,000

Austin             112    September 2001   September 2009 $ 2,190,000   8.23%
Austin             249    June      2003   July      2023   7,884,000   5.46%
Florence           157    June      2005   June      2015   4,200,000   4.99%
Irving             224    July      2001   January   2008   4,185,000   7.01%
Las Colinas        358    April     2004   May       2013  19,979,000   4.99%
Morris County      151    April     2003   May       2013  10,271,000   5.43%
San Antonio        132    November  1998   December  2008   2,993,000   6.62%
St. Louis          264    June      1998   July      2008   5,454,000   6.73%
Los Angeles         31    July      2003   August    2033   4,085,000   4.35%
Los Angeles         27    October   1999   October   2029   1,837,000   7.73%
Los Angeles         14    October   1999   November  2029   1,084,000   7.89%
Los Angeles         12    November  2003   December  2018   1,027,000   6.38%
Los Angeles          9    November  1999   December  2029     810,000   7.95%
Los Angeles          8    May       2001   November  2029     565,000   7.00%
Los Angeles          7    November  2003   December  2018   1,061,000   6.38%
Los Angeles          5    November  2003   December  2018     663,000   6.38%
Los Angeles          4    November  2003   December  2018     722,000   6.38%
Los Angeles          2    February  2002   February  2032     443,000   6.45%
Los Angeles          1    October   2003   November  2033     514,000   5.75%
Los Angeles      Office   February  1999   April     2009   1,173,000   7.76%
                                                          -----------
                            Total fixed interest debt     $71,140,000
                                                          -----------
                              Total mortgages             $80,432,000
                                                          ===========

The annual combined aggregate principal payments on the mortgage notes payable for the five-year period commencing July 1, 2005, and thereafter, are as follows:

                 Year ending June 30,
                      2006               $ 6,256,000
                      2007                 1,192,000
                      2008                 2,015,000
                      2009                 1,301,000
                      2010                 1,296,000
                      Thereafter          68,372,000
                                         -----------
                       Total             $80,432,000
                                         ===========

At June 30, 2005, the total outstanding mortgage balance approximates the estimated fair value of the outstanding debt.


6. Line of Credit:

In April 2004, the Company obtained a revolving $5,000,000 line of credit ("LOC"). The LOC carries a variable interest rate of 7.00%. Interest is paid on a monthly basis. The LOC and all accrued unpaid interest are due in July 2006. As of June 30, 2005, the balance of the LOC was $4,913,000.

In August 2004, the Company obtained a revolving $1,500,000 line of credit secured by its 31-unit property Los Angeles property. The LOC carries a variable interest rate of 6.75%. The LOC and all accrued unpaid interest are due in July 2006. As of June 30, 2005, the balance of the LOC was $1,400,000.







7. Prior Period Adjustment

The Company has recorded $482,000 of deferred taxes at June 30, 2003 to recognize the difference between the Company's book and tax basis on its investment in Justice Investors which arose before June 30, 2003 and were not previously recorded. This adjustment reduced shareholders' equity by $332,000 and minority interest by $150,000. The adjustment has no impact on the Company's previously reported statements of operations or statements of cash flows for the year ended June 30, 2004.

8.  Income Taxes:

The provision for the Company's income tax benefit (expense) is comprised of the following:

                                                Year Ended June 30,
                                              2005               2004
                                           ----------         ----------
Current tax (expense)benefit              $  (299,000)       $  (711,000)
Deferred tax (expense)benefit               2,967,000         (2,804,000)
                                           ----------         ----------
                                          $ 2,668,000        $(3,515,000)
                                           ==========         ==========

The components of the deferred tax liability as of June 30, 2005, are as follows:

Net operating loss carryforwards                             $ 4,569,000
Capital loss carryforwards                                       374,000
State taxes                                                       26,000
Accruals and reserves                                            912,000
                                                              ----------
   Deferred tax assets                                         5,881,000
                                                              ----------

Deferred real estate gains                                   $(8,176,000)
Book/tax difference on investment in Justice Investors        (2,172,000)
Unrealized gain on marketable securities                        (880,000)
Depreciation                                                    (773,000)
Other                                                           (180,000)
                                                              ----------
   Deferred tax liabilities                                  (12,181,000)
                                                              ----------

Net deferred tax liability                                   $(6,300,000)
                                                              ==========

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:
                                                     Year Ended June 30,
                                                     2005           2004
                                                 -----------    -----------
Income tax at federal statutory rates           $  2,382,000   $ (2,901,000)
State income taxes, net of federal benefit           390,000       (604,000)
Dividend received deduction                          196,000        (10,000)
Other adjustments                                   (300,000)             -
                                                 -----------    -----------
   Total income tax (expense)benefit             $ 2,668,000  $  (3,515,000)
                                                 ===========    ===========

As of June 30, 2005, the Company had net operating losses(NOLs) of $12,000,000 and $5,900,000 for federal and state purposes, respectively. Below is the break-down of the NOLs for Intergroup, Santa Fe and Portsmouth. The carryforward expires in varying amounts through the year 2025.

                                    Federal         State
                                  ----------    ----------
Intergroup                       $ 5,400,000   $ 1,800,000
Santa Fe                           4,000,000     1,700,000
Portsmouth                         2,600,000     2,400,000
                                  ----------    ----------
                                 $12,000,000   $ 5,900,000

The Company also has capital losses available for carryforward of $930,000 that expire in varying amounts through 2006.


9.  Segment Information

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

Information below represents reported segments for the years ended June 30, 2005 and 2004. Operating income for rental properties consist of rental income. Operating income from Justice Investors consist of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income for investment transactions consist of net investment gains and dividend and interest income.


                          Real Estate
                           -------------------------
Year ended                  Rental        Justice     Investment                                  Discontinued
June 30, 2005               Properties    Investors   Transactions     Other         Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $12,966,000   $(2,303,000)  $(3,932,000) $          -   $  6,731,000   $  1,728,000   $  8,459,000
Operating expenses          (5,701,000)            -    (3,397,000)            -     (9,098,000)      (923,000)   (10,021,000)
Real estate taxes           (1,994,000)            -             -             -     (1,994,000)      (240,000)    (2,234,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   5,271,000    (2,303,000)   (7,329,000)            -     (4,361,000)       565,000     (3,796,000)
Gain on sale of real estate          -                                                               6,069,000      6,069,000
Mortgage interest expense   (3,818,000)            -             -             -     (3,818,000)      (736,000)    (4,554,000)
Depreciation                (2,461,000)            -             -             -     (2,461,000)      (443,000)    (2,904,000)
Amort. of intangible asset    (555,000)            -             -             -       (555,000)             -       (555,000)
Loss on early termination
 Of debt                      (160,000)            -             -             -       (160,000)             -       (160,000)
General and administrative
  Expense                            -             -             -    (1,460,000)    (1,460,000)             -     (1,460,000)
Other income                         -             -             -       121,000        121,000              -        121,000
Income tax expense                   -             -             -     4,678,000      4,678,000     (2,010,000)     2,668,000
Minority interest                    -             -             -     1,443,000      1,443,000              -      1,443,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,723,000)  $(2,303,000)  $(7,329,000)  $ 4,782,000  $  (6,573,000)  $  3,445,000   $ (3,128,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $70,942,000   $ 9,522,000   $24,033,000   $ 7,884,000  $ 112,381,000   $ 14,924,000   $127,305,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


                          Real Estate
                           -------------------------
Year ended                  Rental        Justice     Investment                                  Discontinued
June 30, 2005               Properties    Investors   Transactions     Other         Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $ 9,926,000   $ 3,136,000   $14,499,000  $          -   $ 27,561,000   $  3,831,000   $ 31,392,000
Operating expenses          (4,933,000)            -    (5,784,000)            -    (10,717,000)    (2,231,000)   (12,948,000)
Real estate taxes           (1,123,000)            -             -             -     (1,123,000)      (410,000)    (1,533,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income         3,870,000     3,136,000     8,715,000             -     15,721,000      1,190,000     16,911,000
Mortgage interest expense   (3,120,000)            -             -             -     (3,120,000)      (809,000)    (3,929,000)
Depreciation                (1,822,000)            -             -             -     (1,822,000)      (893,000)    (2,715,000)
Amort. of intangible asset    (111,000)            -             -             -       (111,000)             -       (111,000)
General and administrative
  Expense                            -             -             -    (1,892,000)    (1,892,000)             -     (1,892,000)
Other income                         -             -             -       143,000        143,000              -        143,000
Income tax expense                   -             -             -    (3,729,000)    (3,729,000)       214,000     (3,515,000)
Minority interest                    -             -             -    (1,821,000)    (1,821,000)             -     (1,821,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,183,000)  $ 3,136,000   $ 8,715,000  $ (7,299,000) $   3,369,000   $   (298,000)  $  3,071,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $80,907,000   $11,327,000   $68,957,000   $ 6,246,000  $ 167,437,000   $  9,235,000   $176,672,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


10.  Supplemental Cash Flow Information:

Cash paid for margin interest for the year ended June 30, 2005 and 2004 was $904,000 and $1,437,000, respectively. Cash paid for interest on mortgage notes payable for the year ended June 30, 2005 and 2004 was $4,554,000 and $3,473,000, respectively. For the year ended June 30, 2005, the Company paid income taxes of $113,000. For the year ended June 30, 2004, the Company paid income taxes of $279,000.

11.  Stock Option Plans

On December 8, 1998, the Company adopted and authorized a stock option plan (the "1998 Non-employee Directors Plan") for non-employee directors. The 1998 Non-employee Directors Plan provides for the granting of stock options to purchase shares of the Company's common stock to non-employee directors of the Company. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan may not exceed 150,000. During fiscal years 2005 and 2004, the Company granted stock options of 15,000 shares in each respective year, to the directors of the Company. These options have exercise prices of $11.75 and $9.52 per share, respectively. All 15,000 options granted during the year ended June 30, 2005 and 2004 were vested. The options have a term of 10 years.

On December 22, 1998, the Company adopted and authorized a stock option plan (the "1998 Key Officers Plan") for selected key officers. The 1998 Plan provides for the granting of stock options to purchase shares of the Company's common stock to key officers of the Company. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan may not exceed 300,000. On December 22, 1998, the Board of Directors of the Company granted a total of 225,000 stock options to the President and Chairman of the Company at an exercise price of $7.92 per share. As of June 30, 2005, all 225,000 options are vested.

Information relating to the stock options during the fiscal years ended June 30, 2004 and 2004 are as follows:

                                      Number of          Weighted-average
                                       Shares            Exercise Price
                                      ----------         ------------
Unexercised options
  outstanding at June 30, 2003:         363,000                  $ 9.59
Granted                                  15,000                  $ 9.52
Exercised                                     -                       -
Forfeited                                     -                       -
                                      ----------         ---------------
Unexercised options
  outstanding at June 30, 2004:         378,000                  $ 9.58
Granted                                  15,000                  $11.75
Exercised                                     -                       -
Forfeited                                     -                       -
                                      ----------         ---------------
Unexercised options
  Outstanding at June 30, 2005          393,000                   $9.66



As of June 30, 2005, 10,500 of the total 393,000 unexercised options outstanding were not yet vested.

Unexercised            Range of       Weighted Average  Weighted Average
Options                Exercise Price Exercise Price    Remaining Life
----------------      --------------  ----------------  ----------------
June 30, 2004          $7.92-$29.63      $ 9.58           5.00 years
June 30, 2005          $7.92-$29.63      $ 9.66           4.23 years


12.  Commitments and Contingencies:


The Company is a defendant or co-defendant in various other legal actions involving various claims incident to the conduct of its business. Most of these claims are covered by insurance. Management does not anticipate the Company to suffer any material liability by reason of such actions.

13.  Related Party Transactions:

Gary N. Jacobs, a Director of the Company, is of Counsel to the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. Through May 31, 2000 he was a senior partner of said firm, which provides legal services to the Company when needed. During the year ended June 30, 2005, the Company made payments of approximately $44,000 to Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP, $38,000 of which was incurred in fiscal 2004.

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

For the fiscal years ended June 30, 2005 and 2004, Mr. Winfield received, in the aggregate, performance based compensation in the amounts of $320,000 and $2,077,000, respectively. Of the total amount of the bonus for fiscal 2005, $57,000 was paid by Santa Fe and $4,000 was paid by Portsmouth. For fiscal 2004, $211,000 was paid by Santa Fe and $407,000 was paid by Portsmouth. The performance based compensation was approved by the disinterested members of the respective Boards of Directors of the Company and its subsidiaries.


14. Subsequent Events:

In August 2005, the Company sold its 112-unit apartment complex located in Austin, Texas for $4,400,000.

On July 27, 2005, Justice entered into a first mortgage loan (the "Prudential Loan") with The Prudential Insurance Company of America in a principal amount of $30,000,000. The term of the Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Loan calls for monthly installments of principal and interest in the amount of approximately $165,100, calculated on a 360 month amortization schedule. The Loan is secured by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice.

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank. The term of the LOC is for 60 months at an annual interest rate equal to either The Wall Street Journal Prime Rate or LIBOR + 2%, as selected by Justice, and is secured by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity.

From the proceeds of the Prudential Loan, the Partnership retired its existing line of credit in the approximate amount of $7,436,000, including accrued interest, and paid off a short term unsecured line of credit from United Commercial Bank in the amount of $2,007,000, including accrued interest.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-KSB. Except as noted below, based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

Management's Consideration of the Restatement

Management considered the impact on the Company's internal control over financial reporting of the restatement related to deferred income taxes as more fully described in Note 7 of the Notes to the Consolidated Financial Statements included in Item 7 of this Annual Report on Form 10-KSB. The Company found that there were certain book and tax differences in the Company's investment in Justice Investors which were not effectively reconciled. The Company completed an assessment of materiality under Staff Accounting Bulletin ("SAB") No. 99 and as a result concluded that the restatement related to deferred income taxes was not material to the balance sheets, the statements of operations, and the statements of cash flows for the years ended June 30, 2004 and 2005. Accordingly, because management concluded that a material misstatement did not occur with respect to this matter, management has concluded that there was not a material weakness in its internal control over financial reporting as of June 30, 2005.

(b) Changes in Internal Control Over Financial Reporting.

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




Item 8B. Other Information.

None.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2005:


                         Position with
    Name                  the Company         Age       Term to Expire
------------------     ------------------     ---      -----------------
Class A Directors:
John V. Winfield      Chairman of the Board;   58    Fiscal 2006 Annual Meeting
(1)(4)(6)(7)          President and Chief
                      Executive Officer

Josef A.              Director and Vice        57    Fiscal 2006 Annual Meeting
Grunwald (2)(7)       Chairman of the Board

Class B Directors:

Gary N. Jacobs
(1)(5)(6)(7)          Secretary; Director      60    Fiscal 2007 Annual Meeting

William J. Nance (1)
(2)(3)(4)(5)(6)(7)    Director                 61    Fiscal 2007 Annual Meeting

Class C Directors:

Mildred Bond
Roxborough (2)        Director                 78    Fiscal 2005 Annual Meeting

John C. Love          Director                 65    Fiscal 2005 Annual Meeting
(3)(4)

Other Executive Officers:

David C. Gonzalez     Vice President           38      N/A
                      Real Estate

Michael G. Zybala     Asst. Secretary          53      N/A
                      and Counsel

David T. Nguyen       Treasurer and            32      N/A
                      Controller

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

John C. Love -- Mr. Love was appointed to the Board in 1998. He is an independent consultant to the hospitality and tourism industries and a hotel broker. He was formerly a partner in the national CPA and consulting firm of Pannell Kerr Forster. He is Chairman Emeritus of the Board of Trustees of Golden Gate University in San Francisco. Mr. Love is also a Director of Santa Fe and Portsmouth.

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

Audit Committee and Audit Committee Financial Expert

The Company is a small business issuer under SEC rules. The Company's Audit Committee is currently comprised of three members: Directors Nance (Chairperson), Grunwald and Love, each of who meet the independence requirements of the SEC and Nasdaq as modified or supplemented from time to time. Directors Nance and Love also meet the Audit Committee Financial Expert requirement as defined by the SEC and Nasdaq.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2005 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

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


                        SUMMARY COMPENSATION TABLE

                           Annual Compensation

Name and Principal                                           Other Annual
Position                 Year     Salary       Bonus         Compensation
-------------------     ------    -------      ------        -------------

John V. Winfield
Chairman; President      2005    $522,000(1)  $  320,000(2)   $ 52,500(3)
and Chief Executive      2004    $522,000(1)  $2,077,000(2)   $ 52,426(3)
Officer                  2003    $437,000(1)  $  653,533(2)   $786,290(3)

David C. Gonzalez        2005    $180,000     $   25,000      $      -
Vice President           2004    $184,902(4)  $   50,000      $ 70,579(5)
Real Estate              2003    $156,672(4)  $   20,000             -

David T. Nguyen          2005    $120,000(6)  $   12,000             -
Treasurer and            2004    $120,000(6)  $   12,000             -
Controller               2003    $ 60,000(6)  $        -             -

Michael G. Zybala        2005    $ 84,000(7)  $    8,000             -
Assistant Secretary      2004    $ 84,000(7)  $    8,000             -
and Counsel              2003    $ 63,000(7)  $    2,600             -

---------------------

(1) Mr. Winfield also serves as President and Chairman of the Board of the Company's subsidiary, Santa Fe, and Santa Fe's subsidiary, Portsmouth. Mr. Winfield received salary and directors fees of $328,000, $251,000 and $211,750 from those entities during fiscal years 2005, 2004 and 2003, respectively, which amounts are included in this item.

(2) These amounts reflect performance bonuses, paid by the Company and its subsidiary Santa Fe and Santa Fe's subsidiary, Portsmouth, based on the results of Mr. Winfield's management of the securities portfolios of those companies for the fiscal years ended June 30, 2005, 2004 and 2003. Of the total amount of the bonus for fiscal 2005, $57,000 was paid by Santa Fe and $4,000 was paid by Portsmouth. For fiscal 2004, $211,000 was paid by Santa Fe and $407,000 was paid by Portsmouth. For Fiscal 2003, $242,178 was paid by Santa Fe and $411,355 was paid by Portsmouth.

(3) For fiscal year 2003 this amount includes $722,683 in forgiveness of debt on one half of the principal balance and accrued interest on a promissory note due the Company. Amounts also include an auto allowance and compensation for a portion of the salary of an assistant. The auto allowance was $15,001, $14,926, and $33,607 during fiscal years 2005, 2004 and 2003, respectively. The amount of compensation related to the assistant was approximately $37,500, $37,500 and $30,000 during fiscal years 2005, 2004 and 2003, respectively. During fiscal 2005, 2004 and 2003, the Company also paid annual premiums in the amount of $42,500 for a split dollar whole life insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payment to the beneficiary. During fiscal years 2005, 2004 and 2003 Santa Fe and Portsmouth also paid annual premiums on split dollar policies in the total amount of $42,500.

(4) Includes $4,902 for an auto lease for fiscal 2004 and $17,922 for an auto lease in fiscal 2003.

(5) Amount shown reflects cost of automobile purchased by the Company for Mr. Gonzalez.

(6) Mr. Nguyen rejoined the Company in December 2002. His salary and bonuses are allocated approximately 50% to the Company and 50% to Santa Fe and Portsmouth.

(7) Mr. Zybala also served as Vice President Operations from January 1999 to July 15, 2002. His salary and bonuses are allocated approximately 25% to the Company and 75% to Santa Fe and Portsmouth.


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


                  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The Company did not have any individual grants of stock options or Stock Appreciation Rights ("SARs") during the year ended June 30, 2005 to any named executive officer.



              AGGREGATE OPTIONS/SAR EXERCISES IN THE LAST FISCAL YEAR
                  AND FISCAL YEAR END OPTION/SAR VALUES


The following table contains information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs (adjusted for March 31, 2003 stock split):


                                              Number of Securities
              Shares                         Underlying Unexercised      Value of Unexercised
           Acquired on        Value            Options/SARs as of        In-the-Money Options/
Name       Exercise (#)     Realized ($)          June 30, 2005            at June 30, 2005
----       ------------     -----------      -----------------------      --------------------
                                           Exercisable/Unexercisable   Exercisable/Unexercisable
                                           -------------------------   ------------------------
John V.
Winfield            -      $     -             225,000/0                $2,268,675/$0(1)

David C.
Gonzalez            -      $     -               4,500/10,500              $21,735/$50,715(1)
--------------

(1) Based on the closing price of the Company's Common Stock on June 30, 2005 of $18.00 per share.


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

Pursuant to the plan, the following non-employee directors of the Company were granted options during fiscal 2005 to purchase shares of Common Stock: Josef
A. Grunwald (3,000 shares); William J. Nance (3,000 shares); Mildred Bond Roxborough (3,000 shares); Gary N. Jacobs (3,000 shares); and John C. Love (3,000 shares). The exercise price for the options is $11.75 per share, which was the closing price of the Company's Common Stock on the Nasdaq National Market System as of the date of grant on July 1, 2004.


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

The following table sets forth, as of September 12, 2005, certain information with respect to the beneficial ownership of Common Stock of the Company (adjusted for stock split) owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.

Name and Address of           Amount and Nature
Beneficial Owner (1)         of Beneficial Owner(2)     Percentage(3)
--------------------        ----------------------     -------------

John V. Winfield               1,613,907(4)                 61.5%

Josef A. Grunwald                126,861(3)                  5.2%

William J. Nance                  77,697(3)                  3.2%

Mildred Bond Roxborough           35,925(3)                  1.5%

Gary N. Jacobs                    29,775(3)(5)               1.2%

John C. Love                      26,400(3)                  1.1%

David C. Gonzalez                 20,250(6)                    *

Michael G. Zybala                      0                       *

David T. Nguyen                        0                       *

All Directors and
Executive Officers as a
Group (9 persons)              1,930,815                    69.6%
------------------
*  Ownership does not exceed 1%.

(1) Unless otherwise indicated, the address for the persons listed is 820 Moraga Drive, Los Angeles, CA 90049.

(2) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(3) Percentages are calculated on the basis of 2,397,241 shares of Common Stock outstanding at September 12, 2005 plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. The following options are included in director's shares: Josef A. Grunwald-32,400; William J. Nance-32,400; Mildred Bond Roxborough-32,400; Gary N. Jacobs-26,400; John C. Love-26,400.

(4) Includes 225,000 shares of which Mr. Winfield has the right to acquire pursuant to options

 (5) Other than his options, all shares of Mr. Jacobs are held by the Gary and Robin Jacobs Family Trust.

(6) Includes 4,500 shares of which Mr. Gonzalez has the right to acquire pursuant to options.

As of September 12, 2004, InterGroup's Common Stock was held by approximately 560 registered shareholders and approximately 1,400 beneficial owners.


Changes in Control Arrangements

There are no arrangements that may result in a change in control of the Company.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2005 (adjusted for March 31, 2003 stock split), with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:


Plan category       Securities to     Weighted average   Remaining available
                      be issued       exercise price     for future issuance
                    upon exercise     of outstanding        under equity
                    of outstanding       options         compensation plans
                       options,        warrants and         (excluding
                     warrants and         rights             securities
                       rights                               reflected in
                                                             column (a))
                         (a)                (b)                 (c)
-------------------  ------------      -------------     -------------------
Equity compensation
plans approved by
security holders       378,000             $9.66               72,000

----------------------------------------------------------------------------

Equity compensation
plans not approved
by security holders      None               N/A                 None

----------------------------------------------------------------------------
     Total             378,000             $9.66               72,000
----------------------------------------------------------------------------


Item 12.  Certain Relationships and Related Transactions.

On December 4, 1998, the Administrative and Compensation Committee authorized the Company to obtain whole life and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal 2005 and 2004, the Company paid annual premiums in the amount of approximately $42,500 for the split dollar insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

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

The Company, its subsidiary Santa Fe and Santa Fe's subsidiary, Portsmouth, have established performance based compensation programs for Mr. Winfield's management of the securities portfolios of those companies. For the fiscal years ended June 30, 2005 and 2004, Mr. Winfield received, in the aggregate, performance based compensation in the amounts of $320,000 and $2,077,00, respectively. Of the total amount of the bonus for fiscal 2005, $57,000 was paid by Santa Fe and $4,000 was paid by Portsmouth. For fiscal 2004, $211,000 was paid by Santa Fe and $407,000 was paid by Portsmouth. The performance based compensation was approved by the disinterested members of the respective Boards of Directors of the Company and its subsidiaries.

Gary N. Jacobs, a Director of the Company, is Of Counsel to the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. Through May 31, 2000 he was a senior partner of said firm, which provided legal services to the Company during the year ended June 30, 2005. During the year ended June 30, 2005, the Company made payments of approximately $44,000 to Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP, $38,000 of which was incurred in fiscal 2004.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2005 and 2004 for professional services rendered by PricewaterhouseCoopers LLP, the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

                                            Fiscal Year
                                       --------------------
                                         2005        2004
                                       --------    --------
        Audit Fees                     $244,000    $207,000
        Audit-Related Fees             $      -    $      -
        Tax Fees                       $      -    $      -
        All Other Fees                 $      -    $      -


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

                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: October 17, 2005           by /s/ John V. Winfield
      ----------------              ---------------------------------------
                                    John V. Winfield, Chairman of the Board,
                                    President and Chief Executive Officer


Date: October 17, 2005         by   /s/ David T. Nguyen
      ----------------              ---------------------------------------
                                    David T. Nguyen, Treasurer and Controller
                                    Controller (Principal Accounting Officer)



   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: October 17, 2005              /s/ John V. Winfield
      -----------------             ---------------------------------------
                                    John V. Winfield, Chairman of the Board,
                                    President and Chief Executive Officer

Date: October 17, 2005              /s/ Josef A. Grunwald
      ----------------              ----------------------------------------
                                    Josef A. Grunwald, Vice Chairman of Board

Date: October 17, 2005              /s/ Gary N. Jacobs
      ----------------              ---------------------------------------
                                    Gary N. Jacobs, Director

Date: October 17, 2005              /s/ John C. Love
      ----------------              ---------------------------------------
                                    John C. Love, Director

Date: October 17, 2005              /s/ William J. Nance
      ----------------              ---------------------------------------
                                    William J. Nance, Director

Date: October 17, 2005              /s/ Mildred Bond Roxborough
      ----------------              ---------------------------------------
                                    Mildred Bond Roxborough, Director