Form 10QSB
period 2005-09-30
INTERGROUP CORP
filed 2005-11-10
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of November 9, 2005 were 2,397,241 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                          THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB



PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet (unaudited)
      As Of September 30, 2005                                        3

    Consolidated Statements of Operations (unaudited)
      For the Three Months Ended September 30, 2005 and 2004          4

    Consolidated Statements of Cash Flows (unaudited)
      For the Three Months Ended September 30, 2005 and 2004          5

    Notes to Consolidated Financial Statements                        6

  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     13

  Item 3. Controls and Procedures                                     20



Part  II.  OTHER INFORMATION

  Item 2. Unregistered Sales of Equity Securities and Use
    of Proceeds                                                       20

  Item 6.  Exhibits and Reports on Form 8-K                           21


Signatures                                                            21

                          THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)

As of September 30,                                                  2005
                                                                  -----------
                                      ASSETS

 Investment in real estate, at cost:
    Land                                                         $ 22,937,000
    Buildings, improvements and equipment                          67,335,000
    Less:  accumulated depreciation                               (19,912,000)
                                                                  -----------
                                                                   70,360,000
    Property held for sale or development                          11,351,000
                                                                  -----------
                                                                   81,711,000
  Cash and cash equivalents                                           790,000
  Restricted cash                                                   2,983,000
  Investment in marketable securities                              23,357,000
  Prepaid expenses and other assets                                 7,258,000
  Investment in Justice Investors                                   8,778,000
                                                                  -----------
    Total assets                                                 $124,877,000
                                                                  ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Mortgage notes payable                                         $ 78,055,000
  Due to securities broker                                         10,205,000
  Obligation for securities sold                                    3,377,000
  Line of credit                                                    6,058,000
  Accounts payable and other liabilities                            3,699,000
  Deferred income taxes                                             6,300,000
                                                                  -----------
    Total liabilities                                             107,694,000
                                                                  -----------
Minority interest                                                   6,347,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,193,745 issued, 2,397,241 outstanding                             21,000
  Common stock, class A $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                10,343,000
  Treasury stock, at cost, 796,504 shares                          (8,214,000)
                                                                  -----------
    Total shareholders' equity                                     10,836,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $124,877,000
                                                                  ===========


The accompanying notes are an integral part of the consolidated financial statements.


                           THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the Three Months ended September 30,                 2005           2004
                                                     -----------    -----------
Real estate operations:
  Rental income                                     $  3,237,000   $  3,163,000
  Rental expenses:
    Property operating expense                        (1,660,000)    (1,369,000)
    Mortgage interest expense                           (952,000)      (954,000)
    Real estate taxes                                   (462,000)      (363,000)
    Depreciation                                        (671,000)      (627,000)
    Amortization - intangible asset                            -       (167,000)
                                                     -----------    -----------
Loss from real estate operations                        (508,000)      (317,000)
                                                     -----------    -----------
Equity in net income(loss) of Justice Investors         (787,000)        77,000
                                                     -----------    -----------
Investment transactions:
  Net investment losses                                  (11,000)    (4,627,000)
  Impairment loss on other investments                   (58,000)             -
  Dividend and interest income                           302,000        292,000
  Margin interest and trading expenses                  (560,000)      (576,000)
                                                     -----------    -----------
    Loss from investment transactions                   (327,000)    (4,911,000)
                                                     -----------    -----------
Other income(expense):
  General and administrative expense                    (338,000)      (381,000)
  Other, net                                              13,000         86,000
                                                     -----------    -----------
    Other expense                                       (325,000)      (295,000)
                                                     -----------    -----------
 Loss before provision for income taxes and
  minority interest                                   (1,947,000)    (5,446,000)

Provision for income tax benefit                         747,000      2,178,000
                                                     -----------    -----------
Loss before minority interest                         (1,200,000)    (3,268,000)
Minority interest benefit, net of tax                    321,000        645,000
                                                     -----------    -----------
Net loss from continuing operations                 $   (879,000)  $ (2,623,000)
                                                     -----------    -----------

Discontinued operations:
  Net loss on discontinued operations               $    (58,000)  $   (305,000)
  Gain(loss) on sale of real estate                      (24,000)     6,006,000
  Provision for income tax benefit(expense)               31,000     (2,280,000)
                                                     -----------    -----------
Income(loss) from discontinued operations           $    (51,000)  $  3,421,000
                                                     -----------    -----------
Net income(loss)                                    $   (930,000)  $    798,000
                                                     ===========    ===========
Loss per share from continuing operations
  Basic                                             $      (0.37)  $      (1.05)
  Diluted                                           $      (0.37)  $      (1.05)
                                                     ===========    ===========
Income(loss) per share from discontinued operations
  Basic                                             $      (0.02)  $       1.37
  Diluted                                           $      (0.02)  $       1.19
                                                     ===========    ===========
Income(loss) per share
  Basic                                             $      (0.39)  $       0.32
  Diluted                                           $      (0.39)  $       0.28
                                                     ===========    ===========

Weighted average number of shares outstanding          2,403,192      2,496,468
                                                     ===========    ===========
Diluted weighted average number of shares
  outstanding                                          2,770,692      2,862,468
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                           THE INTEGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

For the three months ended September 30,               2005           2004
                                                   -----------    -----------
Cash flows from operating activities:
  Net income(loss)                                $   (930,000)  $    798,000
  Adjustments to reconcile net income(loss) to
   cash provided by(cash used) in operating
   activities:
    Depreciation of real estate                        671,000        626,000
    Depreciation (discontinued operations)              17,000        173,000
    Amortization of intangible asset                         -        167,000
    Loss on early termination of debt                        -        133,000
    Impairment loss on other investments                58,000              -
    Loss(gain) on sale of real estate                   24,000     (6,006,000)
    Net unrealized losses(gains) on investments       (170,000)     4,751,000
    Equity in net loss(income) from Justice
      Investors                                        787,000        (77,000)
    Minority interest benefit                         (321,000)      (645,000)
    Changes in assets and liabilities:
      Restricted cash                                   (2,000)    (1,027,000)
      Investment in marketable securities              847,000     19,027,000
      Prepaid expenses and other assets             (3,459,000)     1,665,000
      Accounts payable and other liabilities           187,000       (690,000)
      Due to broker                                  3,479,000     (2,816,000)
      Obligation for securities sold                (1,880,000)   (15,100,000)
      Deferred income taxes                                  -        674,000
                                                   -----------    -----------
  Net cash provided by(used in)
   operating activities                               (692,000)     1,653,000
                                                   -----------    -----------
Cash flows from investing activities:

  Net proceeds from sale of real estate              3,785,000     11,850,000
  Investment in real estate                                  -     (1,467,000)
  Additions to buildings, improvements
   and equipment                                      (164,000)      (875,000)
                                                   -----------    -----------
  Net cash provided by investing activities          3,621,000      9,508,000
                                                   -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable                     -      1,675,000
  Principal payments on mortgage notes payable      (2,377,000)   (11,396,000)
  Pay down of line of credit                          (255,000)             -
  Purchase of treasury stock                          (375,000)      (268,000)
                                                   -----------    -----------
  Net cash used in financing activities             (3,007,000)    (9,989,000)
                                                   -----------    -----------
Net increase(decrease) in cash and cash
 equivalents                                           (78,000)     1,172,000
Cash and cash equivalents at beginning of
 period                                                868,000        777,000
                                                   -----------    -----------
Cash and cash equivalents at end of period        $    790,000   $  1,949,000
                                                   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         THE INTERGROUP CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  General

The consolidated financial statements included herein are unaudited; however, in the opinion of The InterGroup Corporation ("InterGroup" or the "Company"), the interim financial information contains all adjustments, including normal recurring adjustments, necessary to present fairly the results for the interim period. These consolidated financial statements include the accounts of the Company and its subsidiaries and should be read in conjunction with the Company's June 30, 2005 audited consolidated financial statements and notes thereto.

As of September 30, 2005, the Company had the power to vote 76.9%, of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB: SFEF). Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI), which derives its revenue primarily as a general partner and a 49.8% limited partner in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Justice owns the land, improvements and leaseholds formerly known as the Holiday Inn Select Downtown & Spa, a 565-room hotel in San Francisco, California (the "Hotel").

The results of operations for the three months ended September 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2006.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As of September 30, 2005, the Company had 367,500 stock options that were considered potentially dilutive common shares and 37,500 stock options that were considered anti-dilutive. As of September 30, 2004, the Company had 366,000 stock options that were considered potentially dilutive common shares and 27,000 stock options that were considered anti-dilutive. These amounts were included in the calculation for diluted earnings per share.


Stock-Based Compensation Plans

Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 148). In accounting for its plans, the Company, as allowable under the provisions of SFAS 148, applies Accounting Principles Board Opinions No. 25, "Accounting for Stock issued to Employees." As a result of this election, the Company does not recognize compensation expense for its stock option plans. During the three months ended September 30, 2005 and September 30, 2004, the Company granted 12,000 and 15,000 stock options, respectively. Had the Company determined compensation cost based on the fair value for its stock options at grant date, net income(loss) and earnings(loss) per share would have been reduced to the pro forma amounts as follows:

For the three months ended September 30,         2005              2004
                                             ------------      -----------
  Net income(loss)                           $  (930,000)      $   798,000
  Stock based employee
   Compensation expense*                         (44,000)          (62,000)
                                             ------------      -----------
  Pro forma net income(loss)                 $  (974,000)      $   736,000
                                             ============      ===========
  Earnings(loss) per share
   Basic as reported                         $     (0.39)      $      0.32
   Basic pro forma                           $     (0.41)      $      0.29
   Diluted as reported                       $     (0.39)      $      0.28
   Diluted pro forma                         $     (0.41)      $      0.26

*Determined based on the fair value method for awards net of related tax effects (38%).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for the three months ended September 30, 2005; risk-free interest rate of 4.38%; dividend yield of 0%; expected Common Stock market price volatility factor of 21.21; and a weighted-average expected life of the options of 10 years. The weighted-average fair value of options granted during the three months ended September 30, 2005 was $6.18 per option. The aggregate fair value of the options granted in during the three months ended September 30, 2005 was $74,000. For the three months ended September 30, 2004, the following weighted-average assumptions for September 30, 2004; risk-free interest rate of 2.60%; dividend yield of 0%; expected Common Stock market price volatility factor of 31.37; and a expected life of the options of 10 years. The fair value of options granted in during the three months ended September 30, 2004 were $6.95 per option. The aggregate fair value of the options granted during the three months ended September 30, 2004, was $104,000.

The Company is currently evaluating the impact of Financial Accounting Standard 123R, "Share-Based Payments"(FAS 123R). FAS 123R requires companies to recognize compensation expense equal to the fair value of stock options or other share-based payments.


2. Investment in Real Estate

In August 2005, the Company sold its 112-unit apartment complex located in Austin, Texas for $4,400,000 and realized a net loss on the sale real estate of
$24,000.   The Company received net proceeds of $1,664,000 after selling costs and attorney's fees and the repayment of the mortgage note in the amount of $2,186,000.

Under the provisions of the Statement of Financial Accounting Standards No.144, Accounting for Impairment or Disposal of Long-Lived Assets, for properties disposed of during the year or for properties for which the Company actively markets for sale at a price that is reasonable in relation to its market value, the properties are required to be classified as held for sale on the balance sheet and accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these properties have been reclassified from continuing operations for the three months ended September 30, 2005 and 2004 and reported as income from discontinued operations in the consolidated statements of operations.

As of September 30, 2005, the Company had five properties that were classified as held for sale, one of the properties is located in Texas and the remaining four are located in California. The revenues and expenses from the operation of these five properties and the property that was sold in August 2005 have been reclassified from continuing operations for the three months ended September 30, 2005 and 2004 and reported as income from discontinued operations in the consolidated statements of operations.

Revenues and expenses from the operation of these properties for the three months ended September 30, 2005 and 2004 are summarized as follows:

                                          2005               2004
                                       ----------        ----------
      Revenues                         $  245,000       $   702,000
      Expenses                           (303,000)       (1,007,000)
                                       ----------        ----------
      Net loss                            (58,000)         (305,000)
                                       ==========        ==========

Depreciation expense for the three months ended September 30, 2005 and 2004, was $17,000 and $173,000, respectively.


3.  Marketable Securities:

The Company's investment portfolio consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At September 30, 2005, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings.
Trading securities are summarized as follows:


As of September 30, 2005
                               Gross         Gross            Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $21,052,000    $3,989,000     ($1,684,000)      $2,305,000        $23,357,000


Of the cumulative gross unrealized loss of $1,684,000, $540,000 of the loss is related to securities held for over one year.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings.

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of September 30, 2005, the Company had obligations for securities sold (equities short) of $3,377,000.

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.

Included in the net losses on marketable securities of $11,000 for the three months ended September 30, 2005 are net unrealized gains of $170,000 and net realized losses of $181,000. Included in the net losses on marketable securities of $4,627,000 for the three months ended September 30, 2004 are net unrealized losses of $4,751,000 and net realized gains of $124,000.


4.  Investment in Justice Investors:

The consolidated accounts include a 49.8% interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership"), in which Portsmouth serves as one of the two general partners. The other general partner, Evon Corporation ("Evon"), serves as the managing general partner. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, formerly known as the Holiday Inn Select Downtown & Spa (the "Hotel"). Portsmouth records its investment in Justice on the equity basis. The Company's investment in Justice is recorded on the equity basis.

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

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership currently estimates that the cost of the renovation project will be approximately $34 million. That amount includes approximately $29 million for the actual cost of the renovations and approximately $5 million for construction interest and estimated carrying costs of operations during the renovation period. As of September 30, 2005, the Partnership has incurred approximately $15,093,000 in construction costs related to the renovation. Of this amount, $132,000 is related to capitalized interest. Additionally, the Partnership incurred approximately $3,593,000 in carrying costs related to operations. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. Hilton is presently accepting reservations for Hotel guest arrivals on January 29, 2006 and beyond. The Partnership believes that the renovations will be complete and the Hotel
opened by that date.   The term of the Agreement is for a period of 15 years
commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

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

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET
                              (Unaudited)

As of September 30,                                            2005
                                                            ----------
Assets
Cash                                                      $ 13,382,000
Other current assets                                         1,416,000
Property, plant and equipment, net of
  accumulated depreciation of $13,538,000                    4,870,000
Construction in progress                                    15,093,000
Land                                                         1,124,000
                                                            ----------
    Total assets                                          $ 35,885,000
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                 $  2,471,000
Long-term debt                                              30,965,000
Partners' capital                                            2,449,000
                                                            ----------
    Total liabilities and partners' capital               $ 35,885,000
                                                            ==========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30,       2005            2004
                                            ----------      ----------
Hotel revenue                            $           -     $ 4,354,000
Hotel rent                                           -          45,000
Garage rent                                    157,000         306,000
Other income                                    23,000          14,000
Operating expenses                          (1,640,000)     (4,443,000)
                                            ----------      ----------
Net income(loss)                         $  (1,460,000)    $   276,000
                                            ==========      ==========



5. Mortgage Note Payable

In August 2005, the Company paid off a mortgage in the amount of $2,186,000 related to the sale of its 112-unit multi-family apartment located Austin, Texas.


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

Information below represents reported segments for the three months ended September 30, 2005 and 2004. Operating income for rental properties consists of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income (loss) for investment transactions consist of net investment gains (losses) and dividend and interest income.


                         Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment                                 Discontinued
September 30, 2005          Properties     Investors   Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 3,237,000   $  (787,000)  $   291,000  $          -   $  2,741,000   $    245,000   $  2,986,000
Operating expenses          (1,660,000)            -      (618,000)            -     (2,278,000)      (118,000)    (2,396,000)
Real estate taxes             (462,000)            -             -             -       (462,000)       (47,000)      (509,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   1,115,000      (787,000)     (327,000)            -          1,000         80,000         81,000

Mortgage interest expense     (952,000)            -             -             -       (952,000)      (121,000)    (1,073,000)
Depreciation                  (671,000)            -             -             -       (671,000)       (17,000)      (688,000)
Loss on sale of real estate          -             -             -             -              -        (24,000)       (24,000)
General and administrative
  Expense                            -             -             -      (338,000)      (338,000)             -       (338,000)
Other income                         -             -             -        13,000         13,000              -         13,000
Income tax benefit                   -             -             -       747,000        747,000         31,000        778,000
Minority interest benefit            -             -             -       321,000        321,000              -        321,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (508,000)  $  (787,000)  $  (327,000)  $   743,000  $    (879,000)  $    (51,000)  $   (930,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $70,360,000   $ 8,778,000   $28,100,000   $ 6,288,000  $ 113,526,000              -   $124,877,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


                          Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment                                  Discontinued
September 30, 2004         Properties     Investors   Transactions     Other         Subtotal       Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $ 3,163,000   $    77,000   $(4,335,000)  $         -   $ (1,095,000)  $    702,000   $   (393,000)
Operating expenses          (1,369,000)            -      (576,000)            -     (1,945,000)      (514,000)    (2,459,000)
Real estate taxes             (363,000)            -             -             -       (363,000)       (96,000)      (459,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   1,431,000        77,000    (4,911,000)            -     (3,403,000)        92,000     (3,311,000)

Mortgage interest expenses    (954,000)            -             -             -       (954,000)      (225,000)    (1,179,000)
Depreciation                  (627,000)            -             -             -       (627,000)      (172,000)      (799,000)
Amortization of intangible    (167,000)            -             -             -       (167,000)             -       (167,000)
Gain on sale of real estate          -             -             -             -              -      6,006,000      6,006,000
General and administrative
  expenses                           -             -             -      (381,000)      (381,000)             -       (381,000)
Other income                         -             -             -        86,000         86,000              -         86,000
Income tax benefit(expense)          -             -             -     2,178,000      2,178,000     (2,280,000)      (102,000)
Minority interest benefit            -             -             -       645,000        645,000              -        645,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (317,000)  $    77,000   $(4,911,000)  $ 2,528,000  $  (2,623,000)  $  3,421,000   $    798,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $71,945,000   $11,405,000   $43,254,000   $ 8,694,000  $ 135,298,000   $ 13,746,000   $149,044,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The discussion below and elsewhere in the Report includes forward-looking statements about the future business results and activities of the Company, which, by their very nature, involve a number of risks and uncertainties. When used in this discussion, the words "estimate", "project", "anticipate" and similar expressions, are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and the securities markets, changes in general economic conditions, interest rates, local real estate markets, and competition, as well as uncertainties relating to uninsured losses, securities markets, and litigation, including those discussed below and in the Company's Form 10-KSB for the fiscal year ended June 30, 2005 that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RECENT DEVELOPMENTS

In August 2005, the Company sold its 112-unit apartment complex located in Austin, Texas for $4,400,000 and realized a net loss on the sale real estate of
$24,000.   The Company received net proceeds of $1,664,000 after selling costs and attorney's fees and the repayment of the mortgage note in the amount of $2,186,000.

On July 27, 2005, Justice Investors entered into a first mortgage loan (the "Prudential Loan") with The Prudential Insurance Company of America in a principal amount of $30,000,000. The term of the Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Loan calls for monthly installments of principal and interest in the amount of approximately $165,100, calculated on a 360 month amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice.

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank. The term of the LOC is for 60 months at an annual interest rate based on the index selected by Justice at the time of the request for each advance. The interest rate will either be a variable rate equal to The Wall Street Journal Prime Rate or the Libor Rate plus 2%, fixed for the period selected by the Partnership. The LOC is collateralized by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity.

From the proceeds of the Prudential Loan, the Partnership retired its existing line of credit in the approximate amount of $7,436,000, including accrued interest, and paid off a short term uncollateralized line of credit from United Commercial Bank in the amount of $2,007,000, including accrued interest.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2005 Compared to the
Three Months Ended September 30, 2004

The Company had a net loss of $930,000 for the three months ended September 30, 2005 compared to net income of $798,000 for the three months ended September 30, 2004. As discussed below, the change was primarily due to the gain on the sale of real estate of $6,006,000 that was recorded during the quarter ended September 30, 2004, the change in the equity in net income(loss) of Justice Investors to a significant loss, the increase in the loss from real estate operations and the decrease in other income. These changes were partially offset by the significant reduction in the net investment losses from the Company's marketable securities portfolio and the decrease in general and administrative expenses.

Loss from real estate operations increased to $508,000 for the three months ended September 30, 2005 from $317,000 for the three months September 30, 2004. The increase was primarily due to the increase in property operating expenses to $1,660,000 from $1,369,000 and the increase in real estate taxes to $462,000 from $363,000. The increase in property operating expenses was partially due to $100,000 in consulting fees for professional services provided during the quarter to assist with the improvement of the Company's real estate operations and to help with the sale of certain non-strategic real estate properties. In an effort to improve the Company's real estate operations by providing better service to our tenants and to increase the economic occupancy of our properties, the Company also incurred additional leasing, salary, cleaning and decorating and repairs and maintenance expenses. These increases were partially offset by lower property insurance bills. Real estate taxes increased to $462,000 from $363,000 primarily as the result the $90,000 increase in property tax expense on the Company's largest property located in Las Colinas, Texas that was acquired in April 2004. In August 2005, the Company sold it's 112-unit apartment complex located in Austin, Texas for $4,400,000 and realized a loss on sale of real estate of $24,000. The loss on the sale of this property and the related revenues and expenses are excluded from the real estate operations and are presented under discontinued operations. Also included in the discontinued operations are the revenues and expenses of the five properties that the Company intends to sell, four of which are located in California and the fifth located in Texas. These five properties are classified on the balance sheet as held-for-sale.

The Company had a loss in equity in net income (loss) of Justice Investors of $787,000 for the three months ended September 30, 2005, compared to net income of $77,000 for the three months ended September 30, 2004. Effective, May 31, 2005, the Partnership elected to close down its Hotel operations to complete the renovations of the Hotel as required by the Hilton Franchise Agreement. Thus, Partnership net income for the three months ended September 30, 2005 did not have any operating income from the Hotel, while the three months ended September 30, 2004 included the direct operating results of the Hotel. Net operating income from the Hotel for the three months ended September 30, 2004, was approximately $305,000. The overall decrease in Partnership net income was also attributable to a decrease in garage rent to approximately $167,000 from approximately $306,000 related to the closing of the Hotel, and to increased costs in the current quarter related to higher interest expenses, insurance costs, professional fees and other costs for the repositioning of the Hotel.

While the Hotel had traditionally enjoyed a favorable year-round occupancy rate, but both occupancy and average daily room rates have suffered since fiscal year ended June 30, 2001. Newer and more upscale properties have opened in or near the Financial District, which provide greater amenities to their guests, making it difficult for the Hotel to compete. These competitors are now better positioned to attract both the business traveler and tourists and to achieve higher occupancy and room rates.

Management believes that the Hotel could not continue to be competitive under the conditions it operated under while a Holiday Inn Select brand hotel. By terminating the Hotel Lease with Felcor, and taking over the operations of the Hotel, the Partnership now has greater ability to direct the future of the Hotel. The Hotel is now approximately 25 years old, with no major renovations having been made to the property during that time. The Partnership is committed to make substantial improvements to almost every area of the Hotel before it reopens in the early part of 2006 as the Hilton San Francisco Financial District. The newly renovated Hotel will feature among other amenities: 552 totally remodeled guest rooms and suites; a new concierge lounge and common areas; modern and expanded meeting rooms; a new ballroom; a new restaurant and bar; a new fitness center; and the existing Tru Spa. The Partnership believes that this renovation project, coupled with the strength of the Hilton brand and reservation system, along with the hotel management expertise of Dow, will allow the Hotel to directly compete with all hotels in the Financial District.

Net losses on marketable securities decreased to $11,000 for the three months ended September 30, 2005 from $4,627,000 for the three months ended September 30, 2004. For the three months ended September 30, 2005, the Company had net realized losses of $181,000 and net unrealized gains of $170,000. For the three months ended September 30, 2004, the Company had net unrealized losses of $4,751,000 and net realized gains of $124,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the quarter ended September 30, 2005, the Company recorded an impairment loss on other investments of $58,000. There were no such losses recorded in the comparative quarter ended September 30, 2004.

Other income decreased to $13,000 from $86,000 primarily as the result of the receipt of $69,000 in additional fees from Justice Investors for management's work in the positioning of the hotel during the three months ended September 30, 2004.

General and administrative expenses decreased to $338,000 for three months ended September 30, 2005 from $381,000 for the three months ended September 30, 2004. This decrease is the result of management's cost cutting efforts.

The provision for income tax benefit(expense) changed to a benefit of $778,000 for the three months ended September 30, 2005 from an expense of $102,000 for the three months ended September 30, 2004 due to the significant pre-tax loss incurred by the Company in the current quarter.

Minority interest benefit decreased to $321,000 from $645,000 as the result of the lower losses incurred by the Company's subsidiary, Santa Fe, in the current quarter.

MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 57 different equity
positions.   The portfolio contains six individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 9.9% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of September 30, 2005, the Company had investments in marketable equity securities of $23,357,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of September 30, 2005.

                                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Paper mills, steel mills and gold   $ 5,944,000               25.4%
   Telecommunications and media          5,822,000               24.9%
   Insurance, banks and brokers          4,448,000               19.0%
   Real estate invest trusts(REITs)      3,243,000               13.9%
   Electric, pipelines, oil and gas      1,535,000                6.6%
   Consumer goods and restaurants          973,000                4.2%
   Motor vehicle parts                     790,000                3.4%
   Other                                   602,000                2.6%
                                        ----------              ------
                                       $23,357,000              100.0%
                                        ==========              ======


The following table shows the net loss on the Company's marketable securities and the associated margin interest and trading expenses for the three ended September 30, 2005 and 2004, respectively.


For the three months ended           September 30, 2005    September 30, 2004
                                     ------------------    ------------------
Net losses on marketable securities    $    (11,000)         $  (4,627,000)
Impairment loss on other investments        (58,000)                     -
Dividend & interest income                  302,000                292,000
Margin interest expense                    (173,000)              (252,000)
Trading and management expenses            (387,000)              (324,000)
                                       ------------           ------------
Investment loss                        $   (327,000)         $  (4,911,000)
                                       ============           ============

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. During the three months ended September 30, 2005, operating activities used cash of $692,000, investing activities provided cash of $3,621,000 and financing activities used cash of $3,007,000.

During the three months ended September 30, 2005, the Company made property improvements in the aggregate amount of $164,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

In August 2005, the Company sold its 112-unit apartment complex located in Austin, Texas for $4,400,000 and realized a net loss on the sale real estate of
$24,000.   The Company received net proceeds of $1,664,000 after selling costs and attorney's fees and the repayment of the mortgage note in the amount of $2,186,000. A portion of the net proceeds from the sale was used to pay down the Company's line of credit by $255,000.

On May 3, 2004, Justice entered into a settlement agreement with the hotel lessee, Felcor, to resolve disputes regarding certain obligations of Felcor and others under the terms of the hotel lease. Pursuant to the settlement, Felcor paid the sum of $5,000,000 to Justice towards the costs of capital repairs, replacements and maintenance necessary to place the hotel into the condition required at the end of the lease. Felcor also agreed to terminate its leasehold estate and surrendered possession of the hotel to the Partnership on June 30, 2004, at which time Justice assumed the role as owner-operator of the property.

To assist in the day-to-day operations of the hotel, Justice entered into a third party management agreement with Dow Hotel Company, effective July 1, 2004. The termination of the hotel lease also made it possible for the Partnership to seek a new franchise agreement for the hotel. Those efforts were successful and culminated with Justice entering into a Franchise License Agreement (the "Hilton Franchise Agreement"), on December 10, 2004, for the right to operate the hotel property as a Hilton brand hotel.

Prior to operating the hotel as a Hilton, the Partnership is required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership currently estimates that the cost of the renovation project will be approximately $34 million. That amount includes approximately $29 million for the actual cost of the renovations and approximately $5 million for construction interest and estimated carrying costs of operations during the renovation period. The Hilton Franchise Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006.

Effective, May 31, 2005, the Partnership elected to close down its Hotel operations to complete the renovations of the Hotel as required by the Hilton Franchise Agreement. It is anticipated that the Hotel will be closed until the first part of 2006 before it reopens as the "Hilton San Francisco Financial District". The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, will remain open during the renovation work.

As the Partnership transitions from a lessor of the hotel to an owner-operator, cash flows will be dependent on net income from the operations of the hotel and not from a lease with a guaranteed rent. That uncertainty increases the amount of risk for the Company, but also provides an opportunity for a greater share of the profits in good economic times with the repositioning of the hotel. Although the Partnership is not expected to see an improvement in cash flows until the Hotel reopens in the first part of 2006, it believes that the renovations to the Hotel, the new management structure and the new Hilton brand will make the Hotel more competitive in the future. There will be a negative impact on the revenues from the hotel garage during the transition period due to the shut down of the Hotel operations. Evon has entered into a management agreement with a new garage operator, effective September 1, 2005, and it is expected that the new operator will take affirmative steps to help minimize the loss of garage revenues during the transition period.

As discussed above, the Partnership will be expending significant amounts of money to renovate and reposition the Hotel as Hilton. During that transition period, the Hotel will be shut down and revenues to the Partnership will be limited to rentals received from the parking garage and Tru Spa. Thus, it is expected that the Partnership will continue to incur losses during that time. To meet its substantial financial commitments for the renovation project, Justice will have to rely on additional borrowings to meet its obligations.

On July 27, 2005, Justice entered into a first mortgage loan (the "Prudential Loan") with The Prudential Insurance Company of America in a principal amount of $30,000,000. The term of the Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Loan calls for monthly installments of principal and interest in the amount of approximately $165,100, calculated on a 360 month amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice.

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank. The term of the LOC is for 60 months at an annual interest rate based on the index selected by Justice at the time of the request for each advance. The interest rate will either be a variable rate equal to The Wall Street Journal Prime Rate or the Libor Rate plus 2%, fixed for the period selected by the Partnership. The LOC is collateralized by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity. As of September 30, 2005, $1,000,000 of the LOC was utilized by the Partnership.

From the proceeds of the Prudential Loan, the Partnership retired its existing line of credit in the approximate amount of $7,436,000, including accrued interest, and paid off a short term uncollateralized line of credit from United Commercial Bank in the amount of $2,007,000, including accrued interest. Justice believes that the Prudential Loan and the LOC will provide sufficient financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with Hilton and to meet its debt service requirements and operating capital needs through the reopening of the Hotel in the early part of 2006. The Partnership believes that, after the reopening of the Hotel, the revenues expected to be generated from the Hotel operations will be sufficient to meet all of its current and future obligations and financial requirements.

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


            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
             Number of      Average         as Part of Publicly      Yet Be Purchased
 2005         Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(Jul. 1-     20,645         $16.51              20,645                   75,796
Jul. 31)
--------------------------------------------------------------------------------------
Month #2
(Aug. 1-      2,300         $15.01               2,300                   73,496
Aug. 31)
--------------------------------------------------------------------------------------
Month #3
(Sep. 1-          -              -                   -                   73,496
Sep. 30)
--------------------------------------------------------------------------------------
Total        22,945         $16.35              22,945                   73,496
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


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: November 10, 2005               by      /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: November 10, 2005                by     /s/ David T. Nguyen
                                              ------------------------------
                                              David T. Nguyen, Treasurer
                                              and Controller
                                             (Principal Accounting Officer)