Form 10QSB
period 2005-12-31
INTERGROUP CORP
filed 2006-02-13
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of February 8, 2006 were 2,397,241 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                          THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB



PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet (unaudited)
      As Of December 31, 2005                                          3

    Consolidated Statements of Operations (unaudited)
      For the Three Months Ended December 31, 2005 and 2004            4

    Consolidated Statements of Operations (unaudited)
      For the Six Months Ended December 31, 2005 and 2004              5

    Consolidated Statements of Cash Flows (unaudited)
      For the Six Months Ended December 31, 2005 and 2004              6

    Notes to Consolidated Financial Statements                         7

  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     15

  Item 3. Controls and Procedures                                     23



Part  II.  OTHER INFORMATION

  Item 2. Unregistered Sales of Equity Securities and Use
    of Proceeds                                                       24

  Item 5.  Other Information                                          24

  Item 6.  Exhibits and Reports on Form 8-K                           24


Signatures                                                            25

                          THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)

As of December 31,                                                    2005
                                                                  -----------
                                      ASSETS

 Investment in real estate, at cost:
    Land                                                         $ 26,649,000
    Buildings, improvements and equipment                          72,870,000
    Less:  accumulated depreciation                               (21,252,000)
                                                                  -----------
                                                                   78,267,000
    Property held for sale or development                           1,026,000
                                                                  -----------
                                                                   79,293,000
  Cash and cash equivalents                                           596,000
  Restricted cash                                                   3,108,000
  Investment in marketable securities                              32,242,000
  Prepaid expenses and other assets                                 6,414,000
  Investment in Justice Investors                                   7,990,000
                                                                  -----------
    Total assets                                                 $129,643,000
                                                                  ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Mortgage notes payable                                         $ 77,208,000
  Due to securities broker                                         12,863,000
  Obligation for securities sold                                    6,413,000
  Line of credit                                                    6,058,000
  Accounts payable and other liabilities                            4,197,000
  Deferred income taxes                                             6,300,000
                                                                  -----------
    Total liabilities                                             113,039,000
                                                                  -----------
Minority interest                                                   6,053,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,193,745 issued, 2,397,241 outstanding                             21,000
  Common stock, Class A $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                10,058,000
  Treasury stock, at cost, 796,504 shares                          (8,214,000)
                                                                  -----------
    Total shareholders' equity                                     10,551,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $129,643,000
                                                                  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the Three Months ended December 31,                  2005           2004
                                                     -----------    -----------
Real estate operations:
  Rental income                                     $  3,290,000   $  3,263,000
  Rental expenses:
    Property operating expense                        (1,946,000)    (1,519,000)
    Mortgage interest expense                         (1,019,000)    (1,026,000)
    Real estate taxes                                   (478,000)      (733,000)
    Depreciation                                        (637,000)      (666,000)
    Amortization - intangible asset                            -       (166,000)
                                                     -----------    -----------
Loss from real estate operations                        (790,000)      (847,000)
                                                     -----------    -----------
Equity in net loss of Justice Investors               (1,071,000)      (357,000)
                                                     -----------    -----------
Investment transactions:
  Net investment gains                                 1,307,000      6,705,000
  Impairment loss on other investments                  (241,000)      (258,000)
  Dividend and interest income                           122,000        199,000
  Margin interest and trading expenses                  (590,000)      (824,000)
                                                     -----------    -----------
    Income from investment transactions                  598,000      5,822,000
                                                     -----------    -----------
Other income(expense):
  General and administrative expense                    (469,000)      (321,000)
  Other, net                                            (183,000)         8,000
                                                     -----------    -----------
    Other expense                                       (652,000)      (313,000)
                                                     -----------    -----------
 Income(loss) before provision for income taxes and
  minority interest                                   (1,915,000)     4,305,000

Provision for income tax benefit(expense)                722,000     (1,723,000)
                                                     -----------    -----------
Income(loss) before minority interest                 (1,193,000)     2,582,000
Minority interest benefit(expense), net of tax           193,000       (596,000)
                                                     -----------    -----------
Net income(loss) from continuing operations         $ (1,000,000)  $  1,986,000
                                                     -----------    -----------

Discontinued operations:
  Net loss on discontinued operations               $    (31,000)  $    (99,000)
  Gain(loss) on sale of real estate                    1,185,000              -
  Provision for income tax benefit(expense)             (439,000)        40,000
                                                     -----------    -----------
Income(loss) from discontinued operations           $    715,000   $    (59,000)
                                                     -----------    -----------
Net income(loss)                                    $   (285,000)  $  1,927,000
                                                     ===========    ===========
Income(loss) per share from continuing operations
  Basic                                             $      (0.42)  $       0.80
  Diluted                                           $      (0.42)  $       0.70
                                                     ===========    ===========
Income(loss) per share from discontinued operations
  Basic                                             $       0.30   $      (0.02)
  Diluted                                           $       0.26   $      (0.02)
                                                     ===========    ===========
Income(loss) per share
  Basic                                             $      (0.12)  $       0.78
  Diluted                                           $      (0.12)  $       0.68
                                                     ===========    ===========

Weighted average number of shares outstanding          2,397,241      2,470,532
                                                     ===========    ===========
Diluted weighted average number of shares
  outstanding                                          2,764,741      2,838,032
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the Six Months ended December 31,                    2005           2004
                                                     -----------    -----------
Real estate operations:
  Rental income                                     $  6,654,000   $  6,535,000
  Rental expenses:
    Property operating expense                        (3,631,000)    (2,907,000)
    Mortgage interest expense                         (2,038,000)    (1,881,000)
    Real estate taxes                                   (963,000)    (1,108,000)
    Depreciation                                      (1,308,000)    (1,337,000)
    Amortization - intangible asset                            -       (333,000)
    Loss on early termination of debt                          -       (133,000)
                                                     -----------    -----------
Loss from real estate operations                      (1,286,000)    (1,164,000)
                                                     -----------    -----------
Equity in net loss of Justice Investors               (1,858,000)      (280,000)
                                                     -----------    -----------
Investment transactions:
  Net investment gains                                 1,296,000      2,078,000
  Impairment loss on other investments                  (299,000)      (258,000)
  Dividend and interest income                           424,000        491,000
  Margin interest and trading expenses                (1,150,000)    (1,400,000)
                                                     -----------    -----------
    Income from investment transactions                  271,000        911,000
                                                     -----------    -----------
Other income(expense):
  General and administrative expense                    (807,000)      (702,000)
  Other, net                                            (170,000)        94,000
                                                     -----------    -----------
    Other expense                                       (977,000)      (608,000)
                                                     -----------    -----------
 Loss before provision for income taxes and
  minority interest                                   (3,850,000)    (1,141,000)

Provision for income tax benefit                       1,464,000        456,000
                                                     -----------    -----------
Loss before minority interest                         (2,386,000)      (685,000)
Minority interest benefit, net of tax                    514,000         49,000
                                                     -----------    -----------
Net loss from continuing operations                 $ (1,872,000)  $   (636,000)
                                                     -----------    -----------

Discontinued operations:
  Net loss on discontinued operations               $   (101,000)  $   (404,000)
  Gain(loss) on sale of real estate                    1,161,000      6,006,000
  Provision for income tax benefit(expense)             (403,000)    (2,241,000)
                                                     -----------    -----------
Income from discontinued operations                 $    657,000   $  3,361,000
                                                     -----------    -----------
Net income(loss)                                    $ (1,215,000)  $  2,725,000
                                                     ===========    ===========
Loss per share from continuing operations
  Basic                                             $      (0.78)  $      (0.26)
  Diluted                                           $      (0.78)  $      (0.26)
                                                     ===========    ===========
Income per share from discontinued operations
  Basic                                             $       0.27   $       1.35
  Diluted                                           $       0.24   $       1.18
                                                     ===========    ===========
Income(loss) per share
  Basic                                             $      (0.51)  $       1.10
  Diluted                                           $      (0.51)  $       0.96
                                                     ===========    ===========

Weighted average number of shares outstanding          2,400,216      2,483,751
                                                     ===========    ===========
Diluted weighted average number of shares
  outstanding                                          2,767,716      2,851,251
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                            THE INTEGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

For the six months ended December 31,                   2005           2004
                                                   -----------    -----------
Cash flows from operating activities:
  Net income(loss)                                $ (1,215,000)  $  2,725,000
  Adjustments to reconcile net income(loss) to
   cash provided by(cash used) in operating
   activities:
    Depreciation of real estate                      1,308,000      1,337,000
    Depreciation (discontinued operations)              17,000        173,000
    Amortization of intangible asset                         -        333,000
    Loss on early termination of debt                        -        133,000
    Impairment loss on other investments               299,000        258,000
    Gain on sale of real estate                     (1,161,000)    (6,006,000)
    Net unrealized gains on investments             (1,419,000)    (1,573,000)
    Equity in net loss from Justice Investors        1,858,000        280,000
    Minority interest benefit                         (514,000)       (49,000)
    Changes in assets and liabilities:
      Restricted cash                                 (127,000)       157,000
      Investment in marketable securities           (6,789,000)     1,366,000
      Prepaid expenses and other assets             (2,678,000)       698,000
      Accounts payable and other liabilities           686,000        971,000
      Due to broker                                  6,137,000      4,428,000
      Obligation for securities sold                 1,156,000     (6,290,000)
      Deferred income taxes                                  -      1,462,000
                                                   -----------    -----------
  Net cash provided by(used in)
   operating activities                             (2,442,000)       403,000
                                                   -----------    -----------
Cash flows from investing activities:

  Net proceeds from sale of real estate              8,240,000     11,850,000
  Investment in real estate                                  -     (1,467,000)
  Additions to buildings, improvements
   and equipment                                    (1,831,000)    (1,813,000)
  Purchase of Santa Fe stock                          (125,000)             -
  Purchase of Portsmouth stock                        (260,000)       (44,000)
                                                   -----------    -----------
  Net cash provided by investing activities          6,024,000      8,526,000
                                                   -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable                     -      1,675,000
  Principal payments on mortgage notes payable      (3,224,000)   (10,986,000)
  Borrowings from (paydown of) line of credit         (255,000)     1,413,000
  Purchase of treasury stock                          (375,000)      (803,000)
                                                   -----------    -----------
  Net cash used in financing activities             (3,854,000)    (8,701,000)
                                                   -----------    -----------
Net increase(decrease) in cash and cash
 equivalents                                          (272,000)       228,000
Cash and cash equivalents at beginning of
 period                                                868,000        777,000
                                                   -----------    -----------
Cash and cash equivalents at end of period        $    596,000   $  1,005,000
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

As of December 31, 2005, the Company had the power to vote 78%, of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB:
SFEF). Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI), which derives its revenue primarily as a general partner and a 49.8% limited partner in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Justice owns the land, improvements and leaseholds now known as the Hilton San Francisco Financial District, a 549-room hotel in San Francisco, California (the "Hotel"). Both Santa Fe and Portsmouth are consolidated into the Company's financial statements.

The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2006.


Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As of December 31, 2005, the Company had 367,500 stock options that were considered potentially dilutive common shares and 37,500 stock options that were considered anti-dilutive. As of December 31, 2004, the Company had 367,500 stock options that were considered potentially dilutive common shares and 25,500 stock options that were considered anti-dilutive. These amounts were included in the calculation for diluted earnings per share.


Stock-Based Compensation Plans

Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 148). In accounting for its plans, the Company, as allowable under the provisions of SFAS 148, applies Accounting Principles Board Opinions No. 25, "Accounting for Stock issued to Employees." As a result of this election, the Company does not recognize compensation expense for its stock option plans. During the six months ended December 31, 2005 and December 31, 2004, the Company granted 12,000 and 15,000 stock options, respectively. Had the Company determined compensation cost based on the fair value for its stock options at grant date, net income(loss) and earnings(loss) per share would have been reduced to the pro forma amounts as follows:

For the six months ended December 31,           2005              2004
                                             ------------      -----------
  Net income(loss)                           $(1,215,000)      $ 2,725,000
  Stock based employee
   Compensation expense*                         (44,000)          (68,000)
                                             ------------      -----------
  Pro forma net income(loss)                 $(1,259,000)      $ 2,657,000
                                             ============      ===========
  Earnings(loss) per share
   Basic as reported                         $     (0.51)      $      1.10
   Basic pro forma                           $     (0.52)      $      1.07
   Diluted as reported                       $     (0.51)      $      0.96
   Diluted pro forma                         $     (0.52)      $      0.93

*Determined based on the fair value method for awards net of related tax effects (38%).
The Black-Scholes option pricing model was used with the following weighted-average assumptions for the six months ended December 31, 2005; risk-free interest rate of 4.49%; dividend yield of 0%; expected Common Stock market price volatility factor of 19.95; and a weighted-average expected life of the options of 10 years. The weighted-average fair value of options granted during the six months ended December 31, 2005 was $6.18 per option. The aggregate fair value of the options granted in during the six months ended December 31, 2005 was $74,000. For the six months ended December 31, 2004, the following weighted-average assumptions for December 31, 2004; risk-free interest rate of 3.01%; dividend yield of 0%; expected Common Stock market price volatility factor of 25.89; and a expected life of the options of 10 years. The fair value of options granted in during the six months ended December 31, 2004 were $6.93 per option. The aggregate fair value of the options granted during the three months ended December 31, 2004, was $114,000.

The Company is currently evaluating the impact of Financial Accounting Standard 123R, "Share-Based Payments"(FAS 123R). FAS 123R requires companies to recognize compensation expense equal to the fair value of stock options or other share-based payments.


2. Investment in Real Estate

In December 2005, the Company sold its 54-unit apartment complex located in Irving, Texas for $3,100,000 and realized a gain on the sale of real estate of $598,000. The Company received net proceeds of $2,931,000 after selling costs and attorney's fees.

In November 2005, the Company sold its 5-unit apartment complex located in Los Angeles, California for $1,620,000 and realized a gain on the sale of real estate of $587,000. The Company received net proceeds of $870,000 after selling costs and attorney's fees and the repayment of the mortgage note in the amount of $660,000.

In August 2005, the Company sold its 112-unit apartment complex located in Austin, Texas for $4,400,000 and realized a net loss on the sale real estate of
$24,000.   The Company received net proceeds of $1,664,000 after selling costs and attorney's fees and the repayment of the mortgage note in the amount of $2,186,000.

Under the provisions of the Statement of Financial Accounting Standards No.144, Accounting for Impairment or Disposal of Long-Lived Assets, for properties disposed of during the year, the revenues and expenses are accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these properties have been reclassified from continuing operations for the three and six months ended December 31, 2005 and 2004 and reported as income from discontinued operations in the consolidated statements of operations.

During the three and six months ended December 31, 2005, the Company sold three properties. The revenues and expenses from the operation of these three properties for the three months and six ended December 31, 2005 and 2004 are summarized as follows:

For the three months ended December 31,      2005               2004
                                          ----------        ----------
      Revenues                            $   35,000       $   245,000
      Expenses                               (66,000)         (344,000)
                                          ----------        ----------
      Net loss                               (31,000)          (99,000)
                                          ==========        ==========

Depreciation expense for the three months ended December 31, 2005 and 2004, was $0 and $45,000, respectively.

For the six months ended December 31,        2005               2004
                                          ----------        ----------
      Revenues                            $  153,000       $   838,000
      Expenses                              (254,000)       (1,242,000)
                                          ----------        ----------
      Net loss                              (101,000)         (404,000)
                                          ==========        ==========

Depreciation expense for the six months ended December 31, 2005 and 2004, was $17,000 and $173,000, respectively.


3.  Marketable Securities:

The Company's investment portfolio consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At December 31, 2005, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings.
Trading securities are summarized as follows:


As of December 31, 2005
                               Gross           Gross              Net               Market
Investment    Cost       Unrealized Gain   Unrealized Loss    Unrealized Gain       Value
---------- -----------   ---------------   ---------------    ---------------    ------------
Corporate
Equities   $28,845,000      $5,107,000     ($1,710,000)        $3,397,000        $32,242,000

Of the cumulative gross unrealized loss of $1,710,000, $537,000 of the loss is related to securities held for over one year.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings.

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of December 31, 2005, the Company had obligations for securities sold (equities short) of $6,413,000.

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.

Net gains on marketable securities on the statement of operations are comprised of realized and unrealized gains. Below is the composition of the two components for the three and six months ended December 31, 2005 and 2004, respectively.


For the three months ended December 31,               2005             2004
                                                  -----------      -----------
Realized gain on marketable securities            $    58,000      $   381,000
Unrealized gain on marketable securities            1,249,000        6,324,000
                                                  -----------      -----------
Net gains on marketable securities                  1,307,000      $ 6,705,000
                                                  ===========      ===========

For the six months ended December 31,                 2005             2004
                                                  -----------      -----------
Realized gain(loss) on marketable securities      $  (123,000)     $   505,000
Unrealized gain on marketable securities            1,419,000        1,573,000
                                                  -----------      -----------
Net gains on marketable securities                  1,296,000      $ 2,078,000
                                                  ===========      ===========


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

The Company amortizes the step up in the asset values which represents the excess purchase price over the underlying book value and is allocable to the depreciable assets of its investment in Justice over 40 years, which approximates the remaining life of the primary asset, the hotel building.

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

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership was required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Agreement requires that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

The Partnership currently estimates that the total cost of the renovation project will be approximately $41 million. That amount includes approximately $35 million for the actual cost of the renovations and approximately $6 million for construction interest and estimated carrying costs of operations during the renovation period and for the first couple of months of operations after the hotel opens. As of December 31, 2005, the Partnership has incurred approximately $31,578,000 in construction costs related to the renovation. Of that amount, approximately $636,000 is related to capitalized interest. Additionally, for the six months ended December 31, 2005, the Partnership had an operating loss of approximately $3,491,000.

On March 15, 2005, the Partnership announced its decision to close down its Hotel operations on or about June 1, 2005 to complete renovations of the Hotel as required by the Hilton Agreement. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, remained open during the renovation work. The Hotel renovation work was substantially completed on January 12, 2006 at which time the Partnership obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which number has increased as the Hotel transitions into full operations and all of the guest rooms, suites and amenities are completed. It is expected that project will be totally finished in February 2006.

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET
                              (Unaudited)

As of December 31,                                             2005
                                                            ----------
Assets
Cash                                                      $  7,474,000
Other assets                                                 2,518,000
Property, plant and equipment, net of
  accumulated depreciation of $13,494,000                    3,981,000
Construction in progress                                    31,578,000
Land                                                         1,124,000
                                                            ----------
    Total assets                                          $ 46,675,000
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                 $  9,473,000
Long-term debt                                              36,779,000
Partners' capital                                              423,000
                                                            ----------
    Total liabilities and partners' capital               $ 46,675,000
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended December 31,       2005            2004
                                            ----------      ----------
Hotel revenue                            $           -     $ 3,452,000
Hotel rent                                           -               -
Garage rent                                    168,000         244,000
Other income(loss)                            (488,000)         69,000
Operating expenses                          (1,711,000)     (4,406,000)
                                            ----------      ----------
Net loss                                  $ (2,031,000)    $  (641,000)
                                            ==========      ==========


                                 JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the six months ended December 31,          2005            2004
                                            ----------      ----------
Hotel revenue                            $           -     $ 7,806,000
Hotel rent                                           -               -
Garage rent                                    325,000         549,000
Other income(loss)                            (465,000)        129,000
Operating expenses                          (3,351,000)     (8,849,000)
                                            ----------      ----------
Net loss                                  $ (3,491,000)    $  (365,000)
                                            ==========      ==========

5. Mortgage Note Payable

In May 2004, the Company obtained a construction loan in the amount of $6,268,000 as part of a major renovation of its 30-unit apartment complex located in Los Angeles, California. In December 2005, the Company entered into a loan modification agreement with the bank and increased the loan amount to $7,286,000. As of December 31, 2005, the balance on the construction loan was $3,381,000.

In November 2005, the Company paid off a mortgage in the amount of $660,000 related to the sale of its 5-unit family apartment located Los Angeles, California.

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

Information below represents reported segments for the three and six months ended December 31, 2005 and 2004. Operating income(loss) for rental properties consists of rental income. Operating income(loss) from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income(loss) for investment transactions consist of net investment gains(losses)and dividend and interest income.


                                  Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment                                 Discontinued
December 31, 2005           Properties     Investors   Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 3,290,000   $(1,071,000)  $ 1,188,000  $          -   $  3,407,000   $     35,000   $  3,442,000
Operating expenses          (1,946,000)            -      (590,000)            -     (2,536,000)       (30,000)    (2,566,000)
Real estate taxes             (478,000)            -             -             -       (478,000)       (14,000)      (492,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)     866,000    (1,071,000)      598,000            -         393,000         (9,000)       384,000

Mortgage interest expense   (1,019,000)            -             -             -     (1,019,000)             -     (1,041,000)
Depreciation                  (637,000)            -             -             -       (637,000)       (22,000)      (637,000)
Gain on sale of real estate          -             -             -             -              -      1,185,000      1,185,000
General and administrative
  Expense                            -             -             -      (469,000)      (469,000)             -       (469,000)
Other income                         -             -             -      (183,000)      (183,000)             -       (183,000)
Income tax benefit                   -             -             -       722,000        722,000       (439,000)       283,000
Minority interest benefit            -             -             -       193,000        193,000              -        193,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (790,000)   (1,071,000)  $   598,000   $   263,000  $  (1,000,000)  $    715,000   $   (285,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $79,293,000   $ 7,991,000   $32,242,000   $10,118,000  $ 129,644,000              -   $129,644,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


                                  Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment                                 Discontinued
December 31, 2004           Properties     Investors   Transactions     Other         Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 3,263,000   $  (357,000)  $ 6,646,000  $          -   $  9,552,000   $    245,000   $  9,797,000
Operating expenses          (1,519,000)            -      (824,000)            -     (2,343,000)      (180,000)    (2,523,000)
Real estate taxes             (733,000)            -             -             -       (733,000)       (34,000)      (767,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   1,011,000      (357,000)    5,822,000             -      6,476,000         31,000      6,507,000

Mortgage interest expenses  (1,026,000)            -             -             -     (1,026,000)       (85,000)    (1,111,000)
Depreciation                  (666,000)            -             -             -       (666,000)       (45,000)      (711,000)
Amort. of intangible asset    (166,000)            -             -             -       (166,000)             -       (166,000)
General and administrative
  expenses                           -             -             -      (321,000)      (321,000)             -       (321,000)
Other income                         -             -             -         8,000          8,000              -          8,000
Income tax expense                   -             -             -    (1,723,000)    (1,723,000)        40,000     (1,683,000)
Minority interest                    -             -             -      (596,000)      (596,000)             -       (596,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (847,000)  $  (357,000)  $ 5,822,000   $(2,632,000) $   1,986,000   $    (59,000)  $  1,927,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $85,916,000   $11,048,000   $68,118,000   $ 5,935,000  $ 171,017,000              -   $171,017,000
                           ===========   ===========   ===========   ===========   ============   ============   ============

                                 Real Estate
                           -------------------------
Six months ended              Rental       Justice      Investment                                 Discontinued
December 31, 2005           Properties    Investors    Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 6,654,000   $(1,858,000)  $ 1,421,000  $          -   $  6,217,000   $    153,000   $  6,370,000
Operating expenses          (3,631,000)            -    (1,150,000)            -     (4,781,000)      (122,000)    (4,903,000)
Real estate taxes             (963,000)            -             -             -       (963,000)       (38,000)    (1,001,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   2,060,000    (1,858,000)      271,000             -        473,000         (7,000)       466,000

Mortgage interest expense   (2,038,000)            -             -             -     (2,038,000)       (77,000)    (2,115,000)
Depreciation                (1,308,000)            -             -             -     (1,308,000)       (17,000)    (1,325,000)
Gain on sale of real estate          -             -             -             -              -      1,161,000      1,161,000
General and administrative
  Expense                            -             -             -      (807,000)      (807,000)             -       (807,000)
Other income                         -             -             -      (170,000)      (170,000)             -       (170,000)
Income tax benefit                   -             -             -     1,464,000      1,464,000       (403,000)     1,061,000
Minority interest benefit            -             -             -       514,000        514,000              -        514,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,286,000)  $(1,858,000)  $   271,000   $ 1,001,000  $  (1,872,000)  $    657,000   $ (1,215,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $79,293,000   $ 7,991,000   $32,242,000   $10,118,000  $ 129,644,000              -   $129,644,000
                           ===========   ===========   ===========   ===========   ============   ============   ============

                                    Real Estate
                           -------------------------
Six months ended              Rental       Justice     Investment                                 Discontinued
December 31, 2004          Properties     Investors   Transactions     Other         Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 6,535,000   $  (280,000)  $ 2,311,000  $          -   $  8,566,000   $    838,000   $  9,404,000
Operating expenses          (2,907,000)            -    (1,400,000)            -     (4,307,000)      (542,000)    (4,849,000)
Real estate taxes           (1,108,000)            -             -             -     (1,108,000)      (118,000)    (1,226,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   2,520,000      (280,000)      911,000             -      3,151,000        178,000      3,329,000

Loss on early term. of debt   (133,000)            -             -             -       (133,000)             -       (133,000)
Mortgage interest expenses  (1,881,000)            -             -             -     (1,881,000)      (409,000)    (2,290,000)
Depreciation                (1,337,000)            -             -             -     (1,337,000)      (173,000)    (1,510,000)
Amort. of intangible asset    (333,000)            -             -             -       (333,000)             -       (333,000)
Gain on sale of RE                   -             -             -             -              -      6,006,000      6,006,000
General and administrative
  expenses                           -             -             -      (702,000)      (702,000)             -       (702,000)
Other income                         -             -             -        94,000         94,000              -         94,000
Income tax expense                   -             -             -       456,000        456,000     (2,241,000)    (1,785,000)
Minority interest                    -             -             -        49,000         49,000              -         49,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,164,000)  $  (280,000)  $   911,000   $  (103,000) $    (636,000)  $  3,361,000   $  2,725,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $85,916,000   $11,048,000   $68,118,000   $ 5,935,000  $ 171,017,000              -   $171,017,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


8. Subsequent event

In February 2006, the Company sold approximately 5.4 acres of unimproved land located in Pasadena, Texas for $467,000.

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


RECENT DEVELOPMENTS

In December 2005, the Company sold its 54-unit apartment complex located in Irving, Texas for $3,100,000 and realized a gain on the sale of real estate of $598,000. The Company received net proceeds of $2,931,000 after selling costs and attorney's fees.

In November 2005, the Company sold its 5-unit apartment complex located in Los Angeles, California for $1,620,000 and realized a gain on the sale of real estate of $587,000. The Company received net proceeds of $870,000 after selling costs and attorney's fees and the repayment of the mortgage note in the amount of $660,000.

In August 2005, the Company sold its 112-unit apartment complex located in Austin, Texas for $4,400,000 and realized a net loss on the sale real estate of
$24,000.   The Company received net proceeds of $1,664,000 after selling costs and attorney's fees and the repayment of the mortgage note in the amount of $2,186,000.

As of January 12, 2006 the Hotel renovation work was substantially completed, at which time the Partnership obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which number has increased as the Hotel transitions into full operations and all of the guest rooms, suites and amenities are completed. It is expected that project will be totally finished in February 2006.

The newly opened Hilton hotel will have 549 well appointed guestrooms and luxury suites with bay or city views, featuring large working desks, ergonomic chairs, wired and wireless high-speed Internet access, and "The Suite Dreams" beds by Hilton, complete with duvet, down comforter and jumbo size pillows. The newly redesigned meeting rooms and ballroom will accommodate meetings and events for up to 500 people with video conferencing and premium audio/visual equipment. A new business center and fitness center are additional amenities. The new Hilton hotel also has the only hotel day spa (Tru Spa) in the Financial District. A redesigned entryway is integrated into the lobby and management expects the new restaurant "Seven Fifty" and lounge, with a dramatic fireplace treatment, will bring a new level of excitement and service to the guests of the hotel. Management believes that the new Hilton hotel will now be able to directly compete with all hotels in the Financial District.

On January 20, 2006, the Partnership obtained a $4,500,000 increase in its existing line of credit capacity with United Commercial Bank, raising the total amount available to the Partnership pursuant to that line of credit to $14,500,000. The increase in the credit line is on the same terms as the existing line of credit with additional loan and documentation fees of $4,000.


RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2005 Compared to the
Three Months Ended December 31, 2004

The Company had a net loss of $285,000 for the three months ended December 31, 2005 compared to net income of $1,927,000 for the three months ended December 31, 2004. As discussed below, the change was primarily attributable to the significant decrease in investment gains from the Company's marketable securities portfolio, the increase in the loss from the Company's equity investment in Justice Investors and the increase in other expenses, partially offset by the gain from the sale of real estate.

The loss from real estate operations decreased to $790,000 for the three months ended December 31, 2005 from $847,000 for the three months December 31, 2004. Property operating expenses increased to $1,946,000 from $1,519,000 partially due to $150,000 in consulting fees for professional services provided during the quarter to assist management with the improvement of the Company's real estate operations and to help with the sale of certain non-strategic real estate properties. In an effort to improve the Company's real estate operations by providing better service to its tenants and to increase the economic occupancy of our properties, the Company also incurred additional leasing, salary, repairs and maintenance expenses and other operating expenses. The real estate portfolio also had an increase in utilities expense. These increases were partially offset by lower property insurance bills. During quarter ended December 31, 2005, the Company sold two properties and realized a gain on the sale of real estate of $1,185,000. In December 2005, the Company sold its 54-unit apartment complex located in Irving, Texas for $3,100,000 and
realized a gain on the sale of real estate of $598,000.   In November 2005, the
Company sold its 5-unit apartment complex located in Los Angeles, California for $1,620,000 and realized a gain on the sale of real estate of $587,000. The gain on the sale of these two properties and the related revenues and expenses are excluded from the real estate operations and are presented under discontinued operations.

The loss from the Company's equity investment in Justice Investors increased to $1,071,000 for the three months ended December 31, 2005 from $357,000 for the three months ended December 31, 2004. Effective, May 31, 2005, the Partnership elected to close down its Hotel operations to complete the renovations of the Hotel as required by the Hilton Franchise Agreement. Thus, the Partnership net loss for the three months ended December 31, 2005 did not include any operating results from the Hotel, while the three months ended December 31, 2004 included the direct operating results of the Hotel. The net operating loss from the Hotel for the three months ended December 31, 2004, was approximately $490,000. The overall increase in Partnership's net loss was attributable to a decrease in garage rent to approximately $168,000 from approximately $244,000 related to the closing of the Hotel, and increased costs in the current quarter related to higher interest expenses, property taxes, insurance costs, professional fees, security personnel and other costs for the repositioning of the Hotel, including additional costs to meet governmental code and permitting requirements.

Management believed that the hotel could not continue to be competitive under the conditions it operated as a Holiday Inn Select brand hotel. Average daily room rates for the hotel had decreased to approximately $90 in fiscal 2005 from approximately $92 in fiscal 2004, while average monthly occupancy rates had decreased to approximately 65% in fiscal 2005 from approximately 71% in fiscal 2004. While the hotel had traditionally enjoyed a favorable year-round occupancy rate, both occupancy and average daily room rates have suffered since fiscal year ended June 30, 2001 and the hotel has lagged far behind its competitors. Newer and more upscale properties opened in or near the Financial District, which provided greater amenities to their guests, making it difficult for the Partnership's hotel to compete. Those competitors were much better positioned to attract both the business traveler and tourists and to achieve higher occupancy and room rates. The Partnership believes that the major renovations to the Hotel, coupled with the strength of the Hilton brand and reservation system, along with the hotel management expertise of Dow, will allow the Hotel to directly compete with all hotels in the Financial District.

Net gains on marketable securities decreased to $1,307,000 for the three months ended December 31, 2005 from $6,705,000 for the three months ended December 31, 2004. For the three months ended December 31, 2005, the Company had net realized gains of $58,000 and net unrealized gains of $1,249,000. For the three months ended December 31, 2004, the Company had net realized gains of $381,000 and net unrealized gains of $6,324,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income decreased to $122,000 from $199,000 as the result of the decreased investment in dividend yielding securities.

Margin interest and trading expenses decreased to $590,000 from $824,000 primarily as the result of the $320,000 performance-based compensation earned by the Company's CEO for his management of the Company's portfolio for the quarter ended December 31, 2004. There were no bonuses earned during the quarter ended December 31, 2005. Margin interest expense also decreased to $148,000 from $209,000 as the result of maintaining lower margin balances during the current period.

General and administrative expenses increased to $469,000 from $321,000 as the result of the increase in accounting related expenses, tax consulting and preparation fees and the expense of improving the Company's corporate computer and communications systems.

Other income (expense) changed to an expense of $183,000 from income of $8,000 as a result of the $189,000 in litigation expenses and reserves recorded in the current period related to the Company's operations.

The provision for income tax benefit(expense) changed to a benefit of $283,000 for the three months ended December 31, 2005 from an expense of $1,683,000 for the three months ended December 31, 2004 due to the pre-tax loss incurred by the Company in the current quarter as compared to pre-tax income of generated during the quarter ended December 31, 2004.

Minority interest benefit (expense) changed to a benefit of $193,000 from an expense of $596,000 as the result of the losses incurred by the Company's subsidiary, Santa Fe, in the current quarter as compared to income generated in the comparable quarter.

For the Six Months Ended December 31, 2005 Compared to the
Six Months Ended December 31, 2004

The Company had a net loss of $1,215,000 for the six months ended December 31, 2005 compared to net income of $2,725,000 for the six months ended December 31, 2004. As discussed below, the change was primarily attributable to the decrease in the gain from the sale of real estate, to the increase in the loss from the Company's equity investment in Justice Investors and the decrease in income from investment transactions.

The loss from real estate operations increased to $1,286,000 for the six months ended December 31, 2005 from $1,164,000 for the six months December 31, 2004. Property operating expenses increased to $3,631,000 from $2,907,000 partially due to $250,000 in consulting fees for professional services provided during the six months ended December 31, 2005 to assist management with the improvement of the Company's real estate operations and to help with the sale of certain non-strategic real estate properties. In an effort to improve the Company's real estate operations by providing better service to our tenants and to increase the economic occupancy of our properties, the Company also incurred additional salary, leasing, repairs and maintenance expenses and other operating expenses. The real estate portfolio also had an increase in utilities expense. These increases were partially offset by lower property insurance bills. During six months ended December 31, 2005, the Company sold three properties and realized a net gain on the sale of real estate of $1,161,000. In December 2005, the Company sold its 54-unit apartment complex located in Irving, Texas for $3,100,000 and realized a gain on the sale of real
estate of $598,000.   In November 2005, the Company sold its 5-unit apartment
complex located in Los Angeles, California for $1,620,000 and realized a gain on the sale of real estate of $587,000. In August 2005, the Company sold its 112-unit apartment complex located in Austin, Texas for $4,400,000 and realized a net loss on the sale real estate of $24,000. The gain on the sale of these three properties and the related revenues and expenses are excluded from the real estate operations and are presented under discontinued operations.

The loss from the Company's equity investment in Justice Investors increased to $1,858,000 for the six months ended December 31, 2005 from $280,000 for the six months ended December 31, 2004. Effective, May 31, 2005, the Partnership elected to close down its Hotel operations to complete the renovations of the Hotel as required by the Hilton Franchise Agreement. Thus, the Partnership net loss for the six months ended December 31, 2005 did not include any operating results from the Hotel, while the six months ended December 31, 2004 included the direct operating results of the Hotel. The net operating loss from the Hotel for the six months ended December 31, 2004, was approximately $185,000. The overall increase in Partnership's net loss was attributable to a decrease in garage rent to approximately $325,000 from approximately $549,000 related to the closing of the Hotel, and increased costs in the current quarter related to higher interest expenses, property taxes, insurance costs, professional fees, security personnel and other costs for the repositioning of the Hotel, including additional costs to meet governmental code and permitting requirements.

Management believed that the hotel could not continue to be competitive under the conditions it operated as a Holiday Inn Select brand hotel. Average daily room rates for the hotel had decreased to approximately $90 in fiscal 2005 from approximately $92 in fiscal 2004, while average monthly occupancy rates had decreased to approximately 65% in fiscal 2005 from approximately 71% in fiscal 2004. While the hotel had traditionally enjoyed a favorable year-round occupancy rate, both occupancy and average daily room rates have suffered since fiscal year ended June 30, 2001 and the hotel has lagged far behind its competitors. Newer and more upscale properties opened in or near the Financial District, which provided greater amenities to their guests, making it difficult for the Partnership's hotel to compete. Those competitors were much better positioned to attract both the business traveler and tourists and to achieve higher occupancy and room rates. The Partnership believes that the major renovations to the Hotel, coupled with the strength of the Hilton brand and reservation system, along with the hotel management expertise of Dow, will allow the Hotel to directly compete with all hotels in the Financial District.

Net gains on marketable securities decreased to $1,296,000 for the six months ended December 31, 2005 from $2,078,000 for the six months ended December 31, 2004. For the six months ended December 31, 2005, the Company had net realized losses of $123,000 and net unrealized gains of $1,419,000. For the six months ended December 31, 2004, the Company had net realized gains of $505,000 and net unrealized gains of $1,573,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the six months ended December 31, 2005, the Company recorded an impairment loss on other investments (private placement investments) of $299,000 compared to $258,000 during the six months ended December 31, 2004. The Company reviews its other investments for impairment on a periodic basis.

Dividend and interest income decreased to $424,000 from $491,000 as the result of the decreased investment in dividend yielding securities.

Margin interest and trading expenses decreased to $1,150,000 from $1,400,000 as the result of the decrease in margin interest to $321,000 from $461,000 due to the maintenance of lower margin balances during the current period and the decrease in administrative, staff and trading research related expenses. Included in the six months ended December 31, 2004 trading expenses was the $320,000 performance-based compensation earned by the Company's CEO for his management of the Company's portfolio. There were no bonuses earned during the six months ended December 31, 2005.

General and administrative expenses increased to $807,000 from $702,000 as the result of the increase in accounting related expenses, tax consulting and preparation fees and the expense of improving the Company's corporate computer and communications systems.

Other income(expense) changed to an expense of $170,000 from income of $94,000 primarily as the result of the $189,000 in litigation expenses and reserves recorded in the current period related to the Company's operations and the receipt of $69,000 during the six months ended December 31, 2004 from Justice Investors for management's involvement in the positioning of the hotel.

The provision for income tax benefit(expense) changed to a benefit of $1,061,000 for the six months ended December 31, 2005 from an expense of $1,785,000 for the six months ended December 31, 2004 due to the pre-tax loss incurred by the Company during the six months ended December 31, 2005 as compared to pre-tax income of generated during the six months ended December 31, 2004.

Minority interest benefit increase to $514,000 from $49,000 as the result of the higher losses incurred by the Company's subsidiary, Santa Fe, during the six months ended December 31, 2005 as compared to the six months ended December 31, 2004.

MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 96 different equity
positions.   The portfolio contains five individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 9.1% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of December 31, 2005, the Company had investments in marketable equity securities of $32,242,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of December 31, 2005.

                                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Internet and technology            $  5,139,000               15.9%
   Telecommunications and media          4,669,000               14.5%
   Insurance, banks and brokers          4,097,000               12.7%
   Services                              3,705,000               11.5%
   Paper mills, steel mills, metals
    and chemicals                        3,421,000               10.6%
   Real estate investment trusts(REITs)  3,004,000                9.3%
   Pharmaceuticals and healthcare        2,591,000                8.0%
   Restaurants and consumer goods        1,735,000                5.4%
   Automobiles and motor vehicle parts   1,568,000                4.9%
   Electric and energy                     683,000                2.1%
   Other                                 1,630,000                5.1%
                                        ----------              ------
                                      $ 32,242,000              100.0%
                                        ==========              ======

The following table shows the investment gain(loss) on the Company's marketable securities and the associated margin interest and trading expenses for the three and six months ended December 31, 2005 and 2004, respectively.


For the three months ended           December 31, 2005     December 31, 2004
                                     ------------------    ------------------
Net gains on marketable securities     $  1,307,000          $   6,705,000
Impairment loss on other investments       (241,000)              (258,000)
Dividend & interest income                  122,000                199,000
Margin interest expense                    (148,000)              (209,000)
Trading and management expenses            (442,000)              (615,000)
                                       ------------           ------------
Investment income                      $    598,000          $   5,822,000
                                       ============           ============

For the six months ended             December 31, 2005     December 31, 2004
                                     ------------------    ------------------
Net gains on marketable securities     $  1,296,000          $   2,078,000
Impairment loss on other investments       (299,000)              (258,000)
Dividend & interest income                  424,000                491,000
Margin interest expense                    (321,000)              (461,000)
Trading and management expenses            (829,000)              (939,000)
                                       ------------           ------------
Investment income                      $    271,000          $     911,000
                                       ============           ============


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. During the six months ended December 31, 2005, operating activities used cash of $2,442,000, investing activities provided cash of $6,024,000 and financing activities used cash of $3,854,000.

During the six months ended December 31, 2005, the Company made property improvements in the aggregate amount of $1,831,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

In December 2005, the Company sold its 54-unit apartment complex located in Irving, Texas for $3,100,000 and realized a gain on the sale of real estate of $598,000. The Company received net proceeds of $2,931,000 after selling costs and attorney's fees.

In November 2005, the Company sold its 5-unit apartment complex located in Los Angeles, California for $1,620,000 and realized a gain on the sale of real estate of $587,000. The Company received net proceeds of $870,000 after selling costs and attorney's fees and the repayment of the mortgage note in the amount of $660,000.

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

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the Hotel as a Hilton, the Partnership was required to make substantial renovations to the Hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership currently estimates that the total cost of the renovation project will be approximately $41 million. That amount includes approximately $35 million for the actual cost of the renovations and approximately $6 million for construction interest and estimated carrying costs of operations during the renovation period and for the first couple of months of operations after the hotel opens. That amount reflects an increase in the Partnership's prior estimates primarily due to increased renovation and design costs related to additional governmental code and permitting requirements.

To meet its substantial financial commitments for the renovation project, Justice has relied on additional borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan (the "Prudential Loan") with The Prudential Insurance Company of America in a principal amount of $30,000,000. The term of the Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Loan calls for monthly installments of principal and interest in the amount of approximately $165,100, calculated on a 360 month amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice.

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank. The term of the LOC is for 60 months at an annual interest rate based on the index selected by Justice at the time of the request for each advance. The interest rate will either be a variable rate equal to The Wall Street Journal Prime Rate or the Libor Rate plus 2%, fixed for the period selected by the Partnership. The LOC is collateralized by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity. As of December 31, 2005, $6,778,000 of the LOC was utilized by the Partnership.

On January 20, 2006, the Partnership obtained a $4,500,000 increase in its existing line of credit capacity with United Commercial Bank, raising the total amount available to the Partnership pursuant to that line of credit to $14,500,000. The increase in the credit line is on the same terms as the existing line of credit with additional loan and documentation fees of $4,000.

Justice believes that the Prudential Loan and the LOC will provide sufficient financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with Hilton and to meet its debt service requirements and operating capital needs through the reopening of the Hotel and to sustain its operating cash needs until the Hotel begins generating net income which the Partnership expects to be in the Spring of 2006. The Partnership believes that the revenues expected to be generated from the Hotel operations will be sufficient to meet all of its current and future obligations and financial requirements.

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

                   PART II.    OTHER INFORMATION


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) There were no purchases of equity securities by the small business issuer or affiliates during the period covered by this report.

The Company currently has only one stock repurchase program. The program was initially announced on January 13, 1998 and was first amended on February 10, 2003. The total number of shares authorized to be repurchased was 720,000, adjusted for stock splits. On October 12, 2004, the Board of Directors authorized the Company to purchase up to an additional 150,000 shares of Company's common stock. The program has no expiration date and can be amended from time to time in the discretion of the Board of Directors. No plan or program expired during the period covered by this report. As of December 31, 2005, there were 73,496 shares remaining under the existing plan that may be repurchased.


Item 5.  Other Information.

Director Mildred Bond Roxborough has informed the Company that she will be retiring from the Board of Directors at the expiration of her term as a Class C Director at the Company's annual meeting of shareholders, which will be held on February 22, 2006. As permitted by the Company's Certificate of Incorporation and Bylaws, the Board has determined to reduce the number of directors to five and to not propose another Class C Director to replace Ms. Roxborough. Ms. Roxborough's decision to retire was not the result of any disagreements with the Company.


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


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: February 13, 2006               by      /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 13, 2006               by      /s/ David T. Nguyen
                                              ------------------------------
                                              David T. Nguyen, Treasurer
                                              and Controller
                                             (Principal Accounting Officer)