Form 10KSB/A
period 2005-06-30
INTERGROUP CORP
filed 2006-03-24
CIK 69422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                 FORM 10-KSB/A
                                Amendment No. 1

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

Transitional Small Business Disclosure Format (check one): Yes   No [X]


                  DOCUMENTS INCORPORATED BY REFERENCE: None

------------------------------------------------------------------------------

                          EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (the "Amendment") is filed by The InterGroup Corporation (the "Company") to amend Item 8A. of Part II of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, as filed on October 17, 2005. The Amendment clarifies the conclusions reached regarding the effectiveness of the Company's disclosure controls and procedures. Item 13 of Part III has also been amended to contain currently dated certifications of the Company's chief executive officer and chief financial officer pursuant to Sections 302 and 906 of the Sarbanes Oxley Act of 2002, and to correct a typographical error appearing in the text of the originally filed Section 302 certifications. The updated and amended certifications are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and
32.2. The Amendment does not modify or update any other previously filed financial information or other disclosures set forth in the Company's original filing on Form 10-KSB on October 17, 2005. This Form 10-KSB/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of its original 10-KSB.

------------------------------------------------------------------------------

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

Information relating to the stock options during the fiscal years ended June 30, 2004 and 2004 are as follows:

                                      Number of          Weighted-average
                                       Shares             Exercise Price
                                      ----------         ----------------
Unexercised options
  outstanding at June 30, 2003:         363,000                  $ 9.59
Granted                                  15,000                  $ 9.52
Exercised                                     -                       -
Forfeited                                     -                       -
                                      ----------         ---------------
Unexercised options
  outstanding at June 30, 2004:         378,000                  $ 9.58
Granted                                  15,000                  $11.75
Exercised                                     -                       -
Forfeited                                     -                       -
                                      ----------         ---------------
Unexercised options
  Outstanding at June 30, 2005          393,000                   $9.66



As of June 30, 2005, 10,500 of the total 393,000 unexercised options outstanding were not yet vested.

Unexercised            Range of       Weighted Average  Weighted Average
Options                Exercise Price  Exercise Price    Remaining Life
----------------      --------------  ----------------  ----------------
June 30, 2004          $7.92-$29.63      $ 9.58           5.00 years
June 30, 2005          $7.92-$29.63      $ 9.66           4.23 years


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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

(a) Disclosure Controls and Procedures.

During the fourth quarter of fiscal 2005, the Company found that there were certain book and tax differences in the Company's investment in Justice Investors which were not effectively reconciled. As discussed in Note 7 of the Notes to the Financial Statements, the Company reduced its shareholders' equity and minority interest at June 30, 2003, to provide for deferred taxes on the differences between the Company's book and tax basis of its investment in Justice Investors. The adjustment had no impact on the Company's previously reported statements of operations or statements of cash flows for the year ended June 30, 2004.

Subsequent to fiscal year 2003, the Company instituted procedures and controls to address any deficiencies in its disclosure controls and procedures related to the determination and reporting of its deferred income tax balances, including the retention of outside tax consultants and implementing a program of continuous review and reconciliation of any differences on the book and tax basis of its assets.

The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-KSB/A. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures, including those related to its deferred tax balances, are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

Management continues to re-evaluate the Company's existing disclosure controls and procedures and will implement such other changes as may be necessary.

Management's Consideration of the Restatement

Management considered the impact on the Company's internal control over financial reporting of the restatement related to deferred income taxes as more fully described in Note 7 of the Notes to the Financial Statements included in Item 7 of this Annual Report on Form 10-KSB/A. The Company found that there were certain book and tax differences in the Company's investment in Justice Investors which were not effectively reconciled. The Company completed an assessment of materiality under Staff Accounting Bulletin ("SAB") No. 99 and as a result concluded that the restatement related to deferred income taxes was not material to the balance sheets, the statements of operations, and the statements of cash flows for the years ended June 30, 2004 and 2005. Accordingly, because management concluded that a material misstatement did not occur with respect to this matter, management has concluded that there was not a material weakness in its internal control over financial reporting as of June 30, 2005.

(b) Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Annual Report on Form 10-KSB/A that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: March 24, 2006             by /s/ John V. Winfield
      --------------                ---------------------------------------
                                    John V. Winfield, Chairman of the Board,
                                    President and Chief Executive Officer


Date: March 24, 2006             by /s/ David T. Nguyen
      ----------------              ---------------------------------------
                                    David T. Nguyen, Treasurer and Controller
                                    Controller (Principal Accounting Officer)



   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 24, 2006                /s/ John V. Winfield
      --------------                ---------------------------------------
                                    John V. Winfield, Chairman of the Board,
                                    President and Chief Executive Officer

Date: March 24, 2006                /s/ Josef A. Grunwald
      --------------                ----------------------------------------
                                    Josef A. Grunwald, Vice Chairman of Board

Date: March 24, 2006                /s/ Gary N. Jacobs
      --------------                ---------------------------------------
                                    Gary N. Jacobs, Director

Date: March 24, 2006                /s/ John C. Love
      --------------                ---------------------------------------
                                    John C. Love, Director

Date: March 24, 2006                /s/ William J. Nance
      --------------                ---------------------------------------
                                    William J. Nance, Director