Form 10QSB
period 2006-03-31
INTERGROUP CORP
filed 2006-05-15
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of May 10, 2006 were 2,364,141 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                          THE INTERGROUP CORPORATION
                            INDEX TO FORM 10-QSB



PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet (unaudited)
      As Of March 31, 2006                                             3

    Consolidated Statements of Operations (unaudited)
      For the Three Months Ended March 31, 2006 and 2005               4

    Consolidated Statements of Operations (unaudited)
      For the Nine Months Ended March 31, 2006 and 2005                5

    Consolidated Statements of Cash Flows (unaudited)
      For the Nine Months Ended March 31, 2006 and 2005                6

    Notes to Consolidated Financial Statements                         7

  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     17

  Item 3. Controls and Procedures                                     25



Part  II.  OTHER INFORMATION

  Item 2.  Unregistered Sales of Equity Securities and Use
    of Proceeds                                                       26

  Item 4. Submission of Matters to a Vote of Shareholders             26

  Item 6.  Exhibits and Reports on Form 8-K                           27


Signatures                                                            28

                          THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)

As of March 31,                                                      2006
                                                                  -----------
                                      ASSETS

 Investment in real estate, at cost:
    Land                                                         $ 25,487,000
    Buildings, improvements and equipment                          68,309,000
    Less:  accumulated depreciation                               (19,270,000)
                                                                  -----------
                                                                   74,526,000
    Property held for sale or development                           4,350,000
                                                                  -----------
                                                                   78,876,000
  Cash and cash equivalents                                           638,000
  Restricted cash                                                   2,289,000
  Investment in marketable securities                              40,028,000
  Prepaid expenses and other assets                                 5,736,000
  Investment in Justice Investors                                   6,518,000
                                                                  -----------
    Total assets                                                 $134,085,000
                                                                  ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Mortgage notes payable                                         $ 78,008,000
  Due to securities broker                                         15,570,000
  Obligation for securities sold                                    8,585,000
  Line of credit                                                    5,658,000
  Accounts payable and other liabilities                            2,898,000
  Deferred income taxes                                             6,300,000
                                                                  -----------
    Total liabilities                                             117,019,000
                                                                  -----------
Minority interest                                                   6,065,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,193,745 issued, 2,364,141 outstanding                             21,000
  Common stock, Class A $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                11,040,000
  Treasury stock, at cost, 829,604 shares                          (8,746,000)
                                                                  -----------
    Total shareholders' equity                                     11,001,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $134,085,000
                                                                  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the Three Months ended March 31,                     2006           2005
                                                     -----------    -----------
Real estate operations:
  Rental income                                     $  3,042,000   $  3,052,000
  Rental expenses:
    Property operating expense                        (1,620,000)    (1,269,000)
    Mortgage interest expense                           (914,000)      (935,000)
    Real estate taxes                                   (482,000)      (425,000)
    Depreciation                                        (560,000)      (599,000)
    Amortization - intangible asset                            -       (167,000)
                                                     -----------    -----------
Loss from real estate operations                        (534,000)      (343,000)
                                                     -----------    -----------
Equity in net loss of Justice Investors               (1,624,000)      (509,000)
                                                     -----------    -----------
Investment transactions:
  Net investment gains(losses)                         4,439,000     (8,203,000)
  Dividend and interest income                           170,000        166,000
  Margin interest and trading expenses                  (698,000)      (719,000)
                                                     -----------    -----------
    Income(loss) from investment transactions          3,911,000     (8,756,000)
                                                     -----------    -----------
Other income(expense):
  General and administrative expense                    (338,000)      (320,000)
  Other, net                                             232,000         18,000
                                                     -----------    -----------
    Other expense                                       (106,000)      (302,000)
                                                     -----------    -----------
 Income(loss) before provision for income taxes and
  minority interest                                    1,647,000     (9,910,000)

Provision for income tax benefit(expense)               (613,000)     3,965,000
                                                     -----------    -----------
Income(loss) before minority interest                  1,034,000     (5,945,000)
Minority interest benefit(expense), net of tax          (135,000)     1,081,000
                                                     -----------    -----------
Net income(loss) from continuing operations         $    899,000   $ (4,864,000)
                                                     -----------    -----------

Discontinued operations:
  Net loss on discontinued operations               $    (22,000)  $    (85,000)
  Gain(loss) on sale of real estate                      160,000              -
  Provision for income tax benefit(expense)              (55,000)        34,000
                                                     -----------    -----------
Income(loss) from discontinued operations           $     83,000   $    (51,000)
                                                     -----------    -----------
Net income(loss)                                    $    982,000   $ (4,915,000)
                                                     ===========    ===========
Income(loss) per share from continuing operations
  Basic                                             $       0.38   $      (2.00)
  Diluted                                           $       0.33   $      (2.00)
                                                     ===========    ===========
Income(loss) per share from discontinued operations
  Basic                                             $       0.03   $      (0.02)
  Diluted                                           $       0.03   $      (0.02)
                                                     ===========    ===========
Income(loss) per share
  Basic                                             $       0.41   $      (2.02)
  Diluted                                           $       0.36   $      (2.02)
                                                     ===========    ===========

Weighted average number of shares outstanding          2,378,643      2,428,136
                                                     ===========    ===========
Diluted weighted average number of shares
  outstanding                                          2,747,643      2,428,136
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                            THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the Nine Months ended March 31,                      2006           2005
                                                     -----------    -----------
Real estate operations:
  Rental income                                     $  9,054,000   $  8,955,000
  Rental expenses:
    Property operating expense                        (4,777,000)    (3,812,000)
    Mortgage interest expense                         (2,801,000)    (2,662,000)
    Real estate taxes                                 (1,355,000)    (1,449,000)
    Depreciation                                      (1,768,000)    (1,818,000)
    Amortization - intangible asset                            -       (500,000)
    Loss on early termination of debt                          -       (133,000)
                                                     -----------    -----------
Loss from real estate operations                      (1,647,000)    (1,419,000)
                                                     -----------    -----------
Equity in net loss of Justice Investors               (3,482,000)      (789,000)
                                                     -----------    -----------
Investment transactions:
  Net investment gains                                 5,735,000     (6,125,000)
  Impairment loss on other investments                  (299,000)      (258,000)
  Dividend and interest income                           594,000        657,000
  Margin interest and trading expenses                (1,848,000)    (2,119,000)
                                                     -----------    -----------
    Income from investment transactions                4,182,000     (7,845,000)
                                                     -----------    -----------
Other income(expense):
  General and administrative expense                  (1,145,000)    (1,022,000)
  Other, net                                              62,000        112,000
                                                     -----------    -----------
    Other expense                                     (1,083,000)      (910,000)
                                                     -----------    -----------
 Loss before provision for income taxes and
  minority interest                                   (2,030,000)   (10,963,000)

Provision for income tax benefit                         801,000      4,386,000
                                                     -----------    -----------
Loss before minority interest                         (1,229,000)    (6,577,000)
Minority interest benefit, net of tax                    379,000      1,130,000
                                                     -----------    -----------
Net loss from continuing operations                 $   (850,000)  $ (5,447,000)
                                                     -----------    -----------

Discontinued operations:
  Net loss on discontinued operations               $   (296,000)  $   (577,000)
  Gain(loss) on sale of real estate                    1,321,000      6,006,000
  Provision for income tax benefit(expense)             (408,000)    (2,172,000)
                                                     -----------    -----------
Income from discontinued operations                 $    617,000   $  3,257,000
                                                     -----------    -----------
Net income(loss)                                    $   (233,000)  $ (2,190,000)
                                                     ===========    ===========
Loss per share from continuing operations
  Basic                                             $      (0.36)  $      (2.21)
  Diluted                                           $      (0.36)  $      (2.21)
                                                     ===========    ===========
Income per share from discontinued operations
  Basic                                             $       0.26   $       1.32
  Diluted                                           $       0.22   $       1.15
                                                     ===========    ===========
Income(loss) per share
  Basic                                             $      (0.10)  $      (0.89)
  Diluted                                           $      (0.10)  $      (0.89)
                                                     ===========    ===========

Weighted average number of shares outstanding          2,393,130      2,465,410
                                                     ===========    ===========
Diluted weighted average number of shares
  outstanding                                          2,762,130      2,832,910
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                            THE INTEGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

For the Nine Months ended March 31,                    2006           2005
                                                   -----------    -----------
Cash flows from operating activities:
  Net loss                                        $   (233,000)  $ (2,190,000)
  Adjustments to reconcile net loss to
   cash provided by(cash used) in operating
   activities:
    Depreciation of real estate                      1,768,000      1,818,000
    Depreciation - discontinued operations             149,000        394,000
    Amortization of intangible asset                         -        500,000
    Loss on early termination of debt                        -        133,000
    Impairment loss on other investments               299,000        258,000
    Gain on sale of real estate                     (1,321,000)    (6,006,000)
    Net unrealized gains on investments             (6,042,000)     9,368,000
    Equity in net loss from Justice Investors        3,482,000        789,000
    Minority interest benefit                         (379,000)    (1,130,000)
    Changes in assets and liabilities:
      Restricted cash                                  692,000        790,000
      Investment in marketable securities           (9,952,000)    41,953,000
      Prepaid expenses and other assets             (2,000,000)    (1,088,000)
      Accounts payable and other liabilities          (614,000)    (1,687,000)
      Due to broker                                  8,844,000    (22,445,000)
      Obligation for securities sold                 3,328,000    (18,822,000)
      Deferred income taxes                                  -       (363,000)
                                                   -----------    -----------
  Net cash provided by(used in)
   operating activities                             (1,979,000)     2,272,000
                                                   -----------    -----------
Cash flows from investing activities:

  Net proceeds from sale of real estate              8,677,000     11,850,000
  Investment in real estate                                  -     (1,467,000)
  Additions to buildings, improvements
   and equipment                                    (2,283,000)    (2,016,000)
  Purchase of Santa Fe stock                          (399,000)      (197,000)
  Purchase of Portsmouth stock                        (260,000)             -
                                                   -----------    -----------
  Net cash provided by investing activities          5,735,000      8,170,000
                                                   -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable                     -      2,303,000
  Principal payments on mortgage notes payable      (2,424,000)   (11,824,000)
  Borrowings from (paydown of) line of credit         (655,000)     1,413,000
  Purchase of treasury stock                          (907,000)    (1,046,000)
                                                   -----------    -----------
  Net cash used in financing activities             (3,986,000)    (9,154,000)
                                                   -----------    -----------
Net increase(decrease) in cash and cash
 equivalents                                          (230,000)     1,288,000
Cash and cash equivalents at beginning of
 period                                                868,000        777,000
                                                   -----------    -----------
Cash and cash equivalents at end of period        $    638,000   $  2,065,000
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

As of March 31, 2006, the Company had the power to vote 78%, of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB:
SFEF). Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI), which derives its revenue primarily as a general partner and a 49.8% limited partner in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Justice owns the land, improvements and leaseholds now known as the Hilton San Francisco Financial District, a 549-room hotel in San Francisco, California (the "Hotel"). Both Santa Fe and Portsmouth are consolidated into the Company's financial statements.

Certain prior year balances have been reclassified to conform with the current year presentation.

The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2006.


Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As of March 31, 2006, the Company had 369,000 stock options that were considered potentially dilutive common shares and 36,000 stock options that were considered anti-dilutive. As of March 31, 2005, the Company had 367,500 stock options that were considered potentially dilutive common shares and 25,500 stock options that were considered anti-dilutive. These amounts were included in the calculation for diluted earnings per share.


Stock-Based Compensation Plans

Effective December 15, 2005, the FASB revised FAS No. 123, Share-Based Payment ("SFAS 123R"). FAS 123R requires companies to recognize compensation expense equal to the fair value of stock options or other share-based payments.
During the nine months ended March 31, 2006 and March 31, 2005, the Company granted 12,000 and 15,000 stock options, respectively.

For the options granted during the nine months ended March 31, 2006 and March 31 2005, the pro forma net income and earnings per share are as follows:


For the nine months ended March 31,              2006              2005
                                             ------------      -----------
  Net loss                                   $  (233,000)      $(2,190,000)
  Stock based employee
   Compensation expense*                         (48,000)          (87,000)
                                             ------------      -----------
  Pro forma net loss                         $  (281,000)      $(2,277,000)
                                             ============      ===========
  Loss per share
   Basic as reported                         $     (0.10)      $     (0.89)
   Basic pro forma                           $     (0.12)      $     (0.92)
   Diluted as reported                       $     (0.10)      $     (0.89)
   Diluted pro forma                         $     (0.12)      $     (0.92)

*Determined based on the fair value method for awards net of related tax effects (40%).

The Black-Scholes option pricing model was used with the following weighted-average assumptions for the nine months ended March 31, 2006 and March 31, 2005:
                                                      For the
                                             Nine months ended March 31,
                                             ----------------------------
                                                 2006           2005
                                              -----------   ------------
Risk free interest rate                          5.01%           3.42%
Dividend yield                                   0.00%           0.00%
Price volatility factor                         23.27           24.54
Weighted average expected life                     10              10
Fair value of each option granted               $6.65           $8.78
Aggregate fair value of options granted       $80,000        $145,000


2. Investment in Real Estate

In February 2006, the Company sold 5.4 acres of unimproved land in Pasadena, Texas for $467,000 and recognized a gain on the sale of $160,000.

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

Under the provisions of the Statement of Financial Accounting Standards No.144, Accounting for Impairment or Disposal of Long-Lived Assets, for properties disposed of during the year, the revenues and expenses are accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these properties have been reclassified from continuing operations for the three and nine months ended March 31, 2006 and March 31, 2005 and reported as income from discontinued operations in the consolidated statements of operations.

The revenues and expenses from the operation of the properties that were sold during three months and nine ended March 31, 2006 and March 31, 2005, are summarized as follows:

For the three months ended March 31,         2006               2005
                                          ----------        ----------
      Revenues                            $  364,000       $   563,000
      Expenses                              (386,000)         (648,000)
                                          ----------        ----------
      Net loss                               (22,000)          (85,000)
                                          ==========        ==========

Depreciation expense for the three months ended March 31, 2006 and March 31, 2005, was $32,000 and $103,000, respectively.

For the nine months ended March 31,          2006               2005
                                          ----------        ----------
      Revenues                           $ 1,159,000       $ 2,033,000
      Expenses                            (1,455,000)       (2,610,000)
                                          ----------        ----------
      Net loss                              (296,000)         (577,000)
                                          ==========        ==========

Depreciation expense for the nine months ended March 31, 2006 and March 31, 2005, was $149,000 and $394,000, respectively.


3.  Marketable Securities:

The Company's investment portfolio consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At March 31, 2006, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings. Trading securities are summarized as follows:


As of March 31, 2006
                               Gross           Gross              Net               Market
Investment    Cost       Unrealized Gain   Unrealized Loss    Unrealized Gain       Value
---------- -----------   ---------------   ---------------    ---------------    ------------
Corporate
Equities   $31,349,000      $9,516,000       ($837,000)        $8,679,000        $40,028,000


As of March 31, 2006, the Company had $583,000 of unrealized losses related to securities held for over one year.

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in earnings.

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of March 31, 2006, the Company had obligations for securities sold (equities short) of $8,585,000.

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management.

Net gains on marketable securities on the statement of operations are comprised of realized and unrealized gains. Below is the composition of the two components for the three and nine months ended March 31, 2006 and March 31, 2005, respectively.


For the three months ended March 31,                    2006             2005
                                                    -----------      -----------
Realized gains(losses) on marketable securities     $  (184,000)     $ 2,738,000
Unrealized gains(losses) on marketable securities     4,623,000      (10,941,000)
                                                    -----------      -----------
Net gains(losses) on marketable securities            4,439,000      $(8,203,000)
                                                    ===========      ===========

For the nine months ended March 31,                     2006             2005
                                                    -----------      -----------
Realized gains(losses) on marketable securities     $  (307,000)     $ 3,243,000
Unrealized gains(losses) on marketable securities     6,042,000       (9,368,000)
                                                    -----------      -----------
Net gains(losses) on marketable securities          $ 5,735,000      $ 6,125,000
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

On December 10, 2004, Justice entered into a Franchise License Agreement for the right to operate the Hotel property as a Hilton brand hotel. Prior to operating the hotel as a Hilton, the Partnership was required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Agreement required that those renovations be complete and the Hotel commence operations as a Hilton hotel no later than June 1, 2006. The term of the Agreement is for a period of 15 years commencing on the opening date, with an option to extend the license term for another five years, subject to certain conditions.

On March 15, 2005, the Partnership announced its decision to close down its Hotel operations on or about June 1, 2005 to complete renovations of the Hotel as required by the Hilton Agreement. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, remained open during the renovation work. The Hotel renovation work was substantially completed on January 12, 2006 at which time the Partnership obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which increased as the Hotel transitioned into full operations. All of the guest rooms, suites and amenities were completed by the end of February 2006.

The total cost of the renovation project of the Hotel is currently expected to be approximately $43 million. That amount includes approximately $35 million for the actual cost of the renovations and approximately $8 million for estimated carrying costs of operations during the renovation period and for the first four months of operations after the hotel opens. As of March 31, 2006, the Partnership has expended approximately $31,864,000 in construction costs related to the renovation and approximately $7,700,000 in carrying costs, which includes approximately $636,000 in interest costs incurred during the construction phase that was capitalized. For the nine months ended March 31, 2006, the Partnership had an operating loss of approximately $6,632,000.


On July 14, 2005, the Financial Accounting Standards Board directed Staff Position (FSP) SOP 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5" to amend the guidance in AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" (SOP 78-9) to be consistent with the consensus in Emerging Issues Task Force Issue No. 04-5 "Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-5). FSP SOP 78-9-1 eliminated the concept of "important rights" in paragraph .09 of SOP 78-9 and replaces it with the concepts of "kick out rights" and "substantive participating rights" as defined in Issue 04-5.

Under the amendment to paragraph .09 of SOP 78-9 the general partners of a limited partnership should be deemed to control a limited partnership; however, the rights of the limited partners may overcome that presumption of control. The guidance in EITF Issue No. 04-5 should be used to determine whether the rights of the limited partners overcome the presumption of control by the general partners. The presumption of control is not overcome by the rights of the limited partners and if a single general partner controls the limited partnership, that general partner should consolidate the limited partnership and apply the principles of accounting applicable for investments in subsidiaries. For existing partnership agreements such as Justice Investors, the guidance should be applied in financial statements issued for the first reporting period in the fiscal years beginning after December 15, 2005 and early application is encouraged.

During the fiscal quarter ended March 31, 2006, Portsmouth conducted an assessment of its general and limited interest in Justice Investors under the new guidance provided by SOP 78-9-1. The Company determined that, under the limited partnership agreement, the limited partners of Justice do not have either "kick out rights" to remove Portsmouth as a general partner or "substantive participating rights" to direct the business of the Partnership. Significant in that assessment is the fact that the limited partners of Justice do not have the ability to dissolve (liquidate) the Partnership and effectively remove the general partners without the participation and consent of Portsmouth's 49.8% limited partnership interest since any action to sell the Partnership real property and dissolve the Partnership requires the approval of partners entitled to more than 72% of the net profit of the Partnership. Based on its assessment, Portsmouth has concluded that rights of the limited partners under the Partnership agreement do not overcome the presumption that Portsmouth, as a general partner and a significant limited partner, controls the Partnership in accordance with guidance set forth in FSP SOP 78-9-1. Thus, Portsmouth should consolidate Justice and apply the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights.

Portsmouth will apply the guidance of FSP SOP 78-9-1 no later than in its financial statements issued for the first reporting period of its fiscal year beginning July 1, 2006.

Condensed financial statements for Justice Investors are as follows:


                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET
                              (Unaudited)

As of March 31,                                                2006
                                                            ----------
Assets
Cash                                                      $  1,674,000
Other assets                                                 2,065,000
Property, plant and equipment, net of
  accumulated depreciation of $13,306,000                   40,920,000
Land                                                         1,124,000
                                                            ----------
    Total assets                                          $ 45,783,000
                                                            ==========

Liabilities and partners' capital
Total current liabilities                                 $  8,392,000
Long-term debt                                              40,109,000
Partners' capital                                           (2,718,000)
                                                            ----------
    Total liabilities and partners' capital               $ 45,783,000
                                                            ==========


                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31,           2006            2005
                                            ----------      ----------
Hotel revenue                            $   3,158,000     $ 2,903,000
Garage rent                                    279,000         245,000
Other income(loss)                          (1,070,000)         60,000
Operating expenses                          (5,508,000)     (4,067,000)
                                            ----------      ----------
Net loss                                  $ (3,141,000)    $  (859,000)
                                            ==========      ==========


                                 JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the nine months ended March 31,            2006            2005
                                            ----------      ----------
Hotel revenue                            $   3,158,000    $ 10,709,000
Garage rent                                    604,000         794,000
Other income(loss)                          (1,535,000)        189,000
Operating expenses                          (8,859,000)    (12,916,000)
                                            ----------      ----------
Net loss                                  $ (6,632,000)   $ (1,224,000)
                                            ==========      ==========

5. Mortgage Note Payable

In May 2004, the Company obtained a construction loan in the amount of $6,268,000 as part of a major renovation of its 30-unit apartment complex located in Los Angeles, California. In December 2005, the Company entered into a loan modification agreement with the bank and increased the loan amount to $7,286,000. As of March 31, 2006, the balance on the construction loan was $6,360,000.

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

Information below represents reported segments for the three and nine months ended March 31, 2006 and 2005. Operating income(loss) for rental properties consists of rental income. Operating income(loss) from Justice Investors consists of the operations of the hotel and garage included in the equity in net income of Justice Investors. Operating income(loss) for investment transactions consist of net investment gains(losses)and dividend and interest income.

                                 Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment                                 Discontinued
March 31, 2006              Properties     Investors   Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 3,042,000   $(1,624,000)  $ 4,609,000  $          -   $  6,027,000   $    364,000   $  6,391,000
Operating expenses          (1,620,000)            -      (698,000)            -     (2,318,000)      (212,000)    (2,530,000)
Real estate taxes             (482,000)            -             -             -       (482,000)       (66,000)      (548,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)     940,000    (1,624,000)    3,911,000            -       3,227,000         86,000      3,313,000

Gain on sale of RE                   -             -             -             -              -        160,000        160,000
Mortgage interest expense     (914,000)            -             -             -       (914,000)       (76,000)      (990,000)
Depreciation                  (560,000)            -             -             -       (560,000)       (32,000)      (592,000)
General and administrative
  Expense                            -             -             -      (338,000)      (338,000)             -       (338,000)
Other income                         -             -             -       232,000        232,000              -        232,000
Income tax expense                   -             -             -      (613,000)      (613,000)       (55,000)      (668,000)
Minority interest                    -             -             -      (135,000)      (135,000)             -       (135,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (534,000)   (1,624,000)  $ 3,911,000   $  (854,000) $     899,000  $      83,000   $    982,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $78,876,000   $ 6,518,000   $40,028,000   $ 8,663,000  $ 134,085,000              -   $134,085,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


                                 Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment                                 Discontinued
March 31, 2005              Properties     Investors   Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 3,052,000   $  (509,000)  $(8,037,000) $          -   $ (5,494,000)  $    563,000   $ (4,931,000)
Operating expenses          (1,269,000)            -      (719,000)            -     (1,988,000)      (308,000)    (2,296,000)
Real estate taxes             (425,000)            -             -             -       (425,000)       (80,000)      (505,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   1,358,000      (509,000)   (8,756,000)            -     (7,907,000)       175,000     (7,732,000)

Mortgage interest expense     (935,000)            -             -             -       (935,000)      (157,000)    (1,092,000)
Depreciation                  (599,000)            -             -             -       (599,000)      (103,000)      (702,000)
Amort. of intangible asset    (167,000)            -             -             -       (167,000)             -       (167,000)
General and administrative
  Expense                            -             -             -      (320,000)      (320,000)             -       (320,000)
Other income                         -             -             -        18,000         18,000              -         18,000
Income tax expense                   -             -             -     3,965,000      3,965,000         34,000      3,999,000
Minority interest                    -             -             -     1,081,000      1,081,000              -      1,081,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (343,000)  $  (509,000)  $(8,756,000)  $ 4,744,000  $  (4,864,000)  $    (51,000)  $ (4,915,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $85,417,000   $10,514,000   $17,571,000   $ 6,880,000  $ 120,382,000              -   $120,382,000
                           ===========   ===========   ===========   ===========   ============   ============   ============

                                 Real Estate
                           -------------------------
Nine months ended              Rental       Justice      Investment                                Discontinued
March 31, 2006               Properties    Investors    Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 9,054,000   $(3,482,000)  $ 6,030,000  $          -   $ 11,602,000   $  1,159,000   $ 12,761,000
Operating expenses          (4,777,000)            -    (1,848,000)            -     (6,625,000)      (808,000)    (7,433,000)
Real estate taxes           (1,355,000)            -             -             -     (1,355,000)      (194,000)    (1,549,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   2,922,000    (3,482,000)    4,182,000             -      3,622,000        157,000      3,779,000

Gain on sale of RE                   -             -             -             -              -      1,321,000      1,321,000
Mortgage interest expense   (2,801,000)            -             -             -     (2,801,000)      (304,000)    (3,105,000)
Depreciation                (1,768,000)            -             -             -     (1,768,000)      (149,000)    (1,917,000)
General and administrative
  Expense                            -             -             -    (1,145,000)    (1,145,000)             -     (1,145,000)
Other income                         -             -             -        62,000         62,000              -         62,000
Income tax benefit                   -             -             -       801,000        801,000       (408,000)       393,000
Minority interest benefit            -             -             -       379,000        379,000              -        379,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,647,000)  $(3,482,000)  $ 4,182,000   $    97,000  $    (850,000)  $    617,000   $   (233,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $78,876,000   $ 6,518,000   $40,028,000   $ 8,663,000  $ 134,085,000              -   $134,085,000
                           ===========   ===========   ===========   ===========   ============   ============   ============

                                 Real Estate
                           -------------------------
Nine months ended            Rental        Justice     Investment                                 Discontinued
March 31, 2005             Properties     Investors   Transactions     Other         Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 8,955,000   $  (789,000)  $(5,726,000) $          -   $  2,440,000   $  2,033,000   $  4,473,000
Operating expenses          (3,812,000)            -    (2,119,000)            -     (5,931,000)    (1,214,000)    (7,145,000)
Real estate taxes           (1,449,000)            -             -             -     (1,449,000)      (282,000)    (1,731,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   3,694,000      (789,000)   (7,845,000)            -     (4,940,000)       537,000     (4,403,000)

Gain on sale of RE                   -             -             -             -              -      6,006,000      6,006,000
Loss on early term. of debt   (133,000)            -             -             -       (133,000)             -       (133,000)
Mortgage interest expense   (2,662,000)            -             -             -     (2,662,000)      (720,000)    (3,382,000)
Depreciation                (1,818,000)            -             -             -     (1,818,000)      (394,000)    (2,212,000)
Amort. of intangible asset    (500,000)            -             -             -       (500,000)             -       (500,000)
General and administrative
  Expense                            -             -             -    (1,022,000)    (1,022,000)             -     (1,022,000)
Other income                         -             -             -       112,000        112,000              -        112,000
Income tax expense                   -             -             -     4,386,000      4,386,000     (2,172,000)     2,214,000
Minority interest                    -             -             -     1,130,000      1,130,000              -      1,130,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,419,000)  $  (789,000)  $(7,845,000)  $ 4,606,000  $  (5,447,000)  $  3,257,000   $ (2,190,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $85,417,000   $10,514,000   $17,571,000   $ 6,880,000  $ 120,382,000              -   $120,382,000
                           ===========   ===========   ===========   ===========   ============   ============   ============

8. Subsequent event

In April 2006, Portsmouth purchased a 0.20% limited partnership interest in Justice Investors from another limited partner for $180,000. That purchase brings Portsmouth's limited partnership interest in Justice to exactly 50.00%.

In April 2006, the Company entered into third party management agreements (the "Agreements") with JPI Management Services, L.P. ("JPI") for property management services for five of its properties located in: Irving, Texas; San Antonio, Texas; Parsippany, New Jersey; Florissant, Missouri; and Florence, Kentucky. The Agreements provide for a management fee equal to three and one-half percent of the gross monthly receipts of each property and are for a term of one year, but can be terminated by either party upon thirty days written notice.

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


RECENT DEVELOPMENTS

In February 2006, the Company sold 5.4 acres of unimproved land in Pasadena, Texas for $467,000 and recognized a gain on the sale of $160,000.

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

As of January 12, 2006 the Hotel renovation work was substantially completed, at which time the Partnership obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which increased as the Hotel transitioned into full operations by the end of February 2006.

The newly opened Hilton hotel has 549 well appointed guestrooms and luxury suites with bay or city views, featuring large working desks, ergonomic chairs, wired and wireless high-speed Internet access, and "The Suite Dreams" beds by Hilton, complete with duvet, down comforter and jumbo size pillows. The newly redesigned meeting rooms and ballroom will accommodate meetings and events for up to 500 people with video conferencing and premium audio/visual equipment. A new business center and fitness center are additional amenities. The new Hilton hotel also has the only hotel day spa (Tru Spa) in the Financial District. A redesigned entry way is integrated into the lobby and management expects the new restaurant "Seven Fifty" and lounge, with a dramatic fireplace treatment, will bring a new level of excitement and service to the guests of the hotel. Management believes that the new Hilton hotel will now be able to directly compete with all hotels in the Financial District.

On January 20, 2006, the Partnership obtained a $4,500,000 increase in its existing line of credit capacity with United Commercial Bank, raising the total amount available to the Partnership pursuant to that line of credit to $14,500,000. The increase in the credit line is on the same terms as the existing line of credit with additional loan and documentation fees of $4,000. As of March 31, 2006, the balance on this line was $10,109,000.

Effective February 23, 2006, Justice Investors entered into an amended and restated compensation agreement with its general partners, Evon and Portsmouth. Pursuant to that agreement, Evon and Portsmouth are each to receive a total of $377,500 in repositioning fees as compensation for their services rendered to Justice with respect to repositioning the Hotel and restructuring its business and management subject to certain performance criteria. As of March 31, 2006, a total of $187,500 in repositioning fees had been paid to Portsmouth, with $118,750 having been received in current quarter. An additional $100,000 in repositioning fees has been earned by Portsmouth and accrued by Justice but not yet paid.


RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2006 Compared to the
Three Months Ended March 31, 2005

The Company had net income of $982,000 for the three months ended March 31, 2006 compared to a net loss of $4,915,000 for the three months ended March 31, 2005. As discussed below, the substantial change was primarily due to the significant improvement in the performance of the Company's investment portfolio partially offset by the significantly higher loss related to the Company's equity investment in Justice Investors.

The loss from real estate operations increased to $534,000 for the three months ended March 31, 2006 from $343,000 for the three months March 31, 2005 primarily as the result of higher property operating expenses. Property operating expenses increased to $1,620,000 from $1,269,000 as the result of management's continual effort to improve the real operations and provide a higher quality product and service to our tenants and to improve economic occupancy of our properties. As the result, the Company incurred higher repairs and maintenance, salary, cleaning and decorating, and leasing expenses. These increases were partially offset by lower property insurance expenses. During quarter ended March 31, 2006, the Company sold 5.4 acres of unimproved land in Pasadena, Texas for $467,000 and recognized a gain on the sale of $160,000. This gain is presented under discontinued operations. Additionally, in March 2006, the Company listed its 224 unit apartment complex located in Irving, Texas for sale. The revenues and expenses for this property are excluded from real estate operations and are presented under discontinued operations. The amortization expense of $167,000 during the three months ended March 31, 2005 was related to the amortization of the intangible asset acquired along with the purchase of the Las Colinas, Texas property purchased in April 2004.

The loss from the Company's equity investment in Justice Investors increased to $1,624,000 for the three months ended March 31, 2006 from $509,000 for the three months ended March 31, 2005. The increased Partnership loss was primarily attributable to approximately $794,000 in one time start up costs for the reopening of the hotel in January 2006 as well as higher interest expenses, depreciation and amortization, property taxes, insurance costs and general and administrative expenses related to the renovation and repositioning of the Hotel. Partnership operating revenues for the three months ended March 31, 2006 were approximately $3,471,000 compared to approximately $3,001,000 for the three months ended March 31, 2005. Of that amount, $3,158,000 was attributable to the operations of the Hotel, which commenced operations on a limited basis on January 12, 2006, compared to $2,903,000 in hotel revenues for the same three month period in fiscal 2005. Average Hotel occupancy rates for the three months ended March 31, 2006 were approximately 37% (based on 549 rooms) with an average daily room rate of approximately $146, compared to an average occupancy rate of approximately 60% and an average daily room rate of approximately $85 for the three months ended March 31, 2005. Garage rental income increased to approximately $279,000 from approximately $245,000 for the same period in the prior fiscal year.

While the Partnership believes that the Hotel is now positioned to compete with the other hotels in the Financial District, it is expected that it will be several months before the Hotel operations begin to reach its stabilization level after being closed for more than 7 months. Management understands that such a ramp up period is typical in the industry for hotels that shut down operations for major renovations, especially for those hotels that reopen as a different brand. As a general partner of Justice, Portsmouth will continue to work diligently with Evon, Dow and Hilton to improve the operations of the Hotel.

Included in other income are monthly management fees and repositioning fees from Justice earned by the Company for its services as a general partner related to the repositioning of the hotel. The increase in other income to $232,000 for the three months ended March 31, 2006 from $18,000 for the three months ended March 31, 2005 was primarily the result of $218,000 in repositioning fees earned by the Company during the current period.

The Company had net gains on marketable securities of $4,439,000 for the three months ended March 31, 2006 compared to net losses on marketable securities of $8,203,000 for the three months ended March 31, 2005 as the result of the significant improvement in the performance of the Company's investment portfolio. For the three months ended March 31, 2006, the Company had net unrealized gains of $4,623,000 and net realized losses of $184,000. For the three months ended March 31, 2005, the Company had net unrealized losses of $10,941,000 and net realized gains of $2,738,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

The provision for income tax benefit(expense) changed to a tax expense of $668,000 for the three months ended March 31, 2006 from a tax benefit of $3,999,000 for the three months ended March 31, 2005 primarily due to the pre-tax income generated by the Company during current quarter as compared a substantial to pre-tax loss of incurred during the quarter ended March 31, 2005.

Minority interest benefit(expense) changed to a minority expense of $135,000 from a minority expense of $1,081,000 as the result of the income generated by the Company's subsidiary, Santa Fe, in the current quarter as compared a significant loss incurred in the comparable quarter.

For the Nine Months Ended March 31, 2006 Compared to the
Nine Months Ended March 31, 2005

The Company had a net loss of $233,000 for the nine months ended March 31, 2006 compared to a net loss of $2,190,000 for the nine months ended March 31, 2005. As discussed below, the substantial decrease in the net loss was primarily due to the significant improvement in the performance of the Company's investment portfolio partially offset by the significantly higher loss related to the Company's equity investment in Justice Investors and the decrease in the gain from sale of real estate.

The loss from real estate operations increased to $1,647,000 for the nine months ended March 31, 2006 from $1,419,000 for the nine months March 31, 2005. Property operating expenses increased to $4,777,000 from $3,812,000 partially due to $250,000 in consulting fees for professional services provided during the nine months ended March 31, 2006 to assist management with the improvement of the Company's real estate operations and to help with the sale of certain non-strategic real estate properties. Additionally, as the result of management's continual effort to improve the real estate operations and provide a higher quality product and service to our tenants and to improve the economic occupancy of our properties, the Company incurred higher property related operating expenses which include repairs and maintenance, salary, cleaning and decorating, and leasing expenses. These increases were partially offset by lower property insurance expenses. Utilities expense also increased as the result of higher energy prices.

During nine months ended March 31, 2006, the Company sold three apartment properties and a parcel of land and realized gains on the sale of real estate of totaling $1,321,000. In February 2006, the Company sold 5.4 acres of unimproved land in Pasadena, Texas for $467,000 and recognized a gain on the sale of $160,000. In December 2005, the Company sold its 54-unit apartment complex located in Irving, Texas for $3,100,000 and realized a gain on the sale
of real estate of $598,000.   In November 2005, the Company sold its 5-unit
apartment complex located in Los Angeles, California for $1,620,000 and realized a gain on the sale of real estate of $587,000. In August 2005, the Company sold its 112-unit apartment complex located in Austin, Texas for $4,400,000 and realized a net loss on the sale real estate of $24,000. During the nine months ended March 31, 2005, the Company sold a 442-unit apartment complex located in Houston, Texas and realized a gain of $6,006,000 from the sale of real estate. The gain on the sale of these properties and the related revenues and expenses are excluded from the real estate operations and are presented under discontinued operations. During the nine months ended March 31, 2005, the Company incurred a loss on early termination of debt of $133,000 as the result of the repayment of $1,180,000 mortgage on 54-unit apartment complex located in Irving, Texas that was eventually sold in December 2005.
The amortization expense of $500,000 during the nine months ended March 31, 2005 was related to the amortization of the intangible asset acquired along with the purchase of the Las Colinas, Texas property purchased in April 2004.

The loss from the Company's equity investment in Justice Investors increased to $3,482,000 for the nine months ended March 31, 2006 from $789,000 for the nine months ended March 31, 2005. Effective, May 31, 2005, the Partnership elected to close down its Hotel operations to complete the renovations of the Hotel as required by the Hilton Franchise Agreement. Since the Hotel did not reopen until January 12, 2006, less than three months of operating results from the Hotel are included in the nine months ended March 31, 2006 while the nine months ended March 31, 2005 include the full operations of the Hotel for that period. For the nine months ended March 31, 2006 the Partnership sustained a net loss of $6,632,000 compared to a net loss of $1,224,000 for the same period in fiscal 2005. The increase in the net loss was primarily attributable to hotel revenue of only $3,158,000 for the nine months ended March 31, 2006 compared to $10,709,000 for the nine months ended March 31, 2005 and increased costs in the current period related to the reopening of the hotel, higher interest expenses, property taxes, insurance costs, general and administrative expenses, professional fees, security personnel and other costs for the repositioning of the Hotel. The Partnership also had a decrease in garage rent to $604,000 from $794,000 for the comparable period in fiscal 2005, primarily due to the closing of the Hotel.

The Company had net gains on marketable securities of $5,735,000 for the nine months ended March 31, 2006 compared to net losses of $6,125,000 for the nine months ended March 31, 2005 as the result of the significant improvement in the performance of the Company's investment portfolio. For the nine months ended March 31, 2006, the Company had net unrealized gains of $6,042,000 and net realized losses of $307,000. For the nine months ended March 31, 2005, the Company had net unrealized losses of $9,368,000 and net realized gains of $3,243,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Margin interest and trading expenses decreased to $1,848,000 from $2,119,000 primarily as the result of the decrease in margin interest to $524,000 from $774,000 due to the maintenance of lower margin balances during the nine months ended March 31, 2006.

General and administrative expenses increased to $1,145,000 from $1,022,000 as the result of the increase in accounting related expenses, tax consulting and preparation fees and the expense of improving the Company's corporate computer and communications systems.

The provision for income tax benefit decreased to $393,000 from $2,214,000 as the result of the significantly smaller pre-tax loss incurred by the Company during the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005.

Minority interest benefit decrease to $379,000 from $1,130,000 is as the result of the smaller losses incurred by the Company's subsidiary, Santa Fe, during the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005.


MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 99 different equity
positions.   The portfolio contains five individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 9.9% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of March 31, 2006, the Company had investments in marketable equity securities of $40,028,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of March 31, 2006.

                                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Telecommunications and media         10,476,000               26.2%
   Internet and technology               4,780,000               11.9%
   Insurance, banks and brokers          4,191,000               10.5%
   Services                              3,725,000                9.3%
   REITs and building materials          3,683,000                9.2%
   Pharmaceuticals and healthcare        3,400,000                8.5%
   Consumer goods and retail             3,079,000                7.7%
   Utilities and energy                  2,402,000                6.0%
   Automobiles and motor vehicle parts   1,757,000                4.4%
   Other                                 2,535,000                6.3%
                                        ----------              ------
                                      $ 40,028,000              100.0%
                                        ==========              ======

As of March 31, 2006, the Company had approximately 26.2% of its marketable securities portfolio invested in the telecommunications and media industry group. While such concentration could be considered a risk factor, that industry grouping includes telecommunications and media companies that operate in different sectors of telecommunications and media industries, which the Company believes is consistent with its diversification policies.

The following table shows the investment gain(loss) on the Company's marketable securities and the associated margin interest and trading expenses for the three and nine months ended March 31, 2006 and 2005, respectively.


For the three months ended                March 31, 2006         March 31, 2005
                                          --------------         --------------
Net gains(losses) on marketable securities $  4,439,000          $  (8,203,000)
Dividend & interest income                      170,000                166,000
Margin interest expense                        (203,000)              (313,000)
Trading and management expenses                (495,000)              (406,000)
                                           ------------           ------------
Investment income(loss)                    $  3,911,000          $  (8,756,000)
                                           ============           ============

For the nine months ended                  March 31, 2006        March 31, 2005
                                           --------------        --------------
Net gains(losses) on marketable securities $  5,735,000          $  (6,125,000)
Impairment loss on other investments           (299,000)              (258,000)
Dividend & interest income                      594,000                657,000
Margin interest expense                        (524,000)              (774,000)
Trading and management expenses              (1,324,000)            (1,345,000)
                                           ------------           ------------
Investment income(loss)                    $  4,182,000          $  (7,845,000)
                                           ============           ============

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. During the nine months ended March 31, 2006, operating activities used cash of $1,979,000, investing activities provided cash of $5,735,000 and financing activities used cash of $3,986,000.

During the nine months ended March 31, 2006, the Company made property improvements in the aggregate amount of $2,283,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

In February 2006, the Company sold 5.4 acres of unimproved land in Pasadena, Texas for $467,000 and recognized a gain on the sale of $160,000. The Company received net proceeds of $434,000 after selling costs and attorney's fees.

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

Prior to operating the hotel as a Hilton, the Partnership was required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The Partnership currently estimates that the total cost of the renovation project will be approximately $43 million. That amount includes approximately $35 million for the actual cost of the renovations and approximately $8 million for estimated carrying costs of operations during the renovation period and for the first four months of operations after the hotel opens. That amount reflects an increase in the Partnership's prior estimates primarily due to increased start up costs related to the reopening of the Hotel and higher than anticipated operating costs in relation to revenues due to opening the Hotel on a limited basis on January 12, 2006.

To meet its substantial financial commitments for the renovation project, Justice has relied on additional borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan (the "Prudential Loan") with The Prudential Insurance Company of America in a principal amount of $30,000,000. The term of the Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 360 month amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice.

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank. The term of the LOC is for 60 months at an annual interest rate based on the index selected by Justice at the time of the request for each advance. The interest rate will either be a variable rate equal to The Wall Street Journal Prime Rate or the Libor Rate plus 2%, fixed for the period selected by the Partnership. The LOC is collateralized by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity. On January 20, 2006, the Partnership obtained a $4,500,000 increase in its existing line of credit capacity with United Commercial Bank, raising the total amount available to the Partnership pursuant to that line of credit to $14,500,000. The increase in the credit line is on the same terms as the existing line of credit with additional loan and documentation fees of $4,000. As of March 31, 2006, approximately $10,109,000 of the $14,500,000 total LOC was utilized by the Partnership.

Prudential Loan and the LOC have provided Justice with sufficient financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with Hilton and to meet its debt service requirements and operating capital needs through the reopening of the Hotel and anticipates that those resources will be sufficient to sustain its operating cash needs until the Hotel begins generating net income which the Partnership expects to be in the late Spring of 2006. The Partnership also believes that there is sufficient equity in the Hotel assets to support future borrowings if necessary. The Partnership believes that the revenues expected to be generated from the Hotel operations after stabilization will be sufficient to meet all of its current and future obligations and financial requirements.

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


            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
             Number of      Average         as Part of Publicly      Yet Be Purchased
 2005         Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(Jan. 1-          -              -                   -                   73,496
Jan. 31)
--------------------------------------------------------------------------------------
Month #2
(Feb. 1-     32,100         $16.07              32,100                   41,396
Feb. 28)
--------------------------------------------------------------------------------------
Month #3
(Mar. 1-      1,000         $16.21               1,000                   40,396
Mar. 31)
--------------------------------------------------------------------------------------
Total        33,100         $16.07              33,100                   40,396
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


Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of the Shareholders of the Company was held on February 22, 2006 at the Hilton San Francisco Financial District, 750 Kearny Street, San Francisco, California. At that meeting, John C. Love was elected as a Class C Director to serve a three year term expiring at the Fiscal 2008 Annual Meeting. John V. Winfield, Josef A. Grunwald, Gary N. Jacobs and William J. Nance continue their terms as the Company's other directors. At the Annual Meeting, the shareholders also voted in favor of the ratification of the Audit

Committee's selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ending June 30, 2006. A tabulation of the vote follows:


Proposal (1) - Class C Director:         Votes For       Withheld
                                         ---------       --------
   John C. Love                          1,425,142        21,451

Proposal (2) - Accountants:              Votes For      Against    Abstained
                                         ---------      -------    ---------
   PricewaterhouseCoopers LLP            1,435,818       9,755       1,020


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


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: May 15, 2006                    by      /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: May 15, 2006                    by      /s/ David T. Nguyen
                                              ------------------------------
                                              David T. Nguyen, Treasurer
                                              and Controller
                                             (Principal Accounting Officer)