Form 10KSB
period 2006-06-30
INTERGROUP CORP
filed 2006-09-28
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                           -----------------------

                                 FORM 10-KSB

[X]  Annual Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the fiscal year ended June 30, 2006

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission file number 1-10324

                          THE INTERGROUP CORPORATION
                          --------------------------
                 (Name of Small Business Issuer in its Charter)

          Delaware                                        13-3293645
-------------------------------                       ------------------
(State or Other Jurisdiction of                        (IRS Employer
 Incorporation or Organization)                       Identification No.)

820 Moraga Drive, Los Angeles, California                 90049-1632
-----------------------------------------                 ----------
(Address of Principal Executive Offices)                  (Zip Code)

                 Issuer's Telephone Number:  (310) 889-2500

      Securities registered under Section 12(b) of the Exchange Act:

   Title of Each Class               Name of Each Exchange on Which Registered
---------------------------          -----------------------------------------
Common Stock-$.01 par value                   The NASDAQ Stock Market, LLC

Common Stock-$.01 par value                     Pacific Exchange, Inc.

    Securities registered under Section 12(g) of the Exchange Act: None

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

The issuer's revenues for its most recent fiscal year were $12,832,000.

The aggregate market value of the common equity held by non-affiliates of issuer, computed by reference to the price the common equity was sold on September 12, 2006 was $14,155,050.

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of September 12, 2006 was 2,356,560.

Transitional Small Business Disclosure Format (check one): Yes   No [X]


                  DOCUMENTS INCORPORATED BY REFERENCE: None

                             TABLE OF CONTENTS

PART I                                                                  PAGE

    Item 1.  Description of Business                                      3

    Item 2.  Description of Properties                                   10

    Item 3.  Legal Proceedings                                           19

    Item 4.  Submission of Matters to a Vote of Security Holders         19


PART II

    Item 5.  Market For Common Equity and Related Stockholder Matters    19

    Item 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         21

    Item 7.  Financial Statements                                        29

    Item 8.  Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure                      50

    Item 8A. Controls and Procedures                                     50

    Item 8B. Other Information                                           51

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance With Section 16(a) of the Exchange Act  51

    Item 10. Executive Compensation                                      54

    Item 11. Security Ownership of Certain Beneficial Owners
             and Management                                              59

    Item 12. Certain Relationships and Related Transactions              61

    Item 13. Exhibits and Reports on Form 8-K                            62

    Item 14. Principal Accountant Fees and Services                      64

    SIGNATURES                                                           65

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains some "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," expect," "project," intend," "plan," "believe" "may," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. From time to time we also provide forward-looking statements in our Forms 10-QSB and 8-K, Annual reports to Shareholders, press releases and other materials we may release to the public. These statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco are, labor relations and labor disruptions, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report. Consequently, no forward looking statement can be guaranteed and our actual future results may differ materially.

We caution you not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. We undertake no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects on our Forms 10-KSB, 10-QSB, and 8-K reports to the Securities and Exchange Commission.


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


BUSINESS OF ISSUER

The Company's principal business is the ownership and management of real estate. Properties include nineteen apartment complexes, an equity interest in a hotel, two commercial real estate properties, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company's residential rental properties with exception of the Austin, Texas and Irving, Texas properties, are managed by professional third party property management companies.

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

As of June 30, 2006, the Company had the power to vote 78%, of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB: SFEF). Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI), which derives its revenue primarily as a general partner and a 50.0% limited partner in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Justice owns the land, improvements and leaseholds now known as the Hilton San Francisco Financial District, a 549-room hotel in San Francisco, California (the "Hotel"). Both Santa Fe and Portsmouth are consolidated into the Company's financial statements.

In April 2006, Portsmouth purchased a 0.20% limited partnership interest in Justice from another limited partner for $180,000, which brought Portsmouth's limited partnership interest in Justice to exactly 50.0%. Portsmouth's investment in Justice is recorded on the equity basis. Portsmouth also serves as one of the two general partners. The other general partner, Evon Corporation ("Evon"), acts as the managing general partner. All significant partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners. As of June 30, 2006, there were approximately 86 limited partners in Justice (not including multiple family accounts).

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

The Company's principal business is conducted through its general and limited partnership interest in Justice. Justice was formed in 1967 to acquire real property for the development and lease of a hotel located at 750 Kearny Street, San Francisco, California 94108(the "Hotel") and related facilities, including a five level underground parking garage. Historically, the Partnership's most significant source of income was a lease between Justice and Holiday Inn for the Hotel portion of the property. That lease was amended in 1995, and ultimately assumed by Felcor Lodging Trust, Inc. ("Felcor", NYSE:
FCH) in 1998. As discussed below, the lease of the Hotel to Felcor was terminated effective June 30, 2004. The Partnership also derives income from its lease of the garage portion of the property to Evon and the lease of approximately 5,400 square feet on the lobby level of the Hotel to Tru Spa, LLC for the operation of a health and beauty spa. As a general partner, Portsmouth takes an active role in monitoring and overseeing the operations of the Hotel, the lease of the parking garage and the spa.

The Company also derives income from management fees as a general partner in Justice and from the investment of its cash and securities assets. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential. Please see discussion of Investment Policies under Item 2 below.


SAN FRANCISCO HOTEL LEASE

The Hotel portion of the Partnership's San Francisco property was initially leased to Holiday Inns of America in 1970 and operated as a Holiday Inn brand hotel. On March 15, 1995, an amended and restated lease was entered into by Justice with an effective date of January 1, 1995 (the "Hotel Lease"). The Hotel Lease was assumed by Felcor, effective July 28, 1998 and continued to be operated as a Holiday Inn. The initial term of the Hotel Lease was for a 10-year term expiring on December 31, 2004. The lessee also had an option to renew the lease for one additional term of five years, which would extend the lease to December 31, 2009. The Hotel Lease required the lessee to pay an annual rent of the greater of twenty percent (20%) of gross room revenues or $2,500,000 plus fifty percent (50%) of lessee's cash available as defined by the Hotel Lease. Under the terms of the Hotel Lease, the lessee was responsible for all maintenance and repairs to the property, certain capital improvements, taxes and insurance. The lessee also had an obligation to convert the Hotel property to a "Holiday Inn Select" and to maintain the property to those standards, at its own cost and expense.

In July 2003, Justice delivered to the hotel lessee, a notice citing certain deficiencies in the physical condition of the hotel property and in its furniture, fixtures and equipment and requested that those deficiencies be corrected in accordance with the lessee's obligations under the Hotel Lease. On May 3, 2004, Justice entered into a Settlement Agreement with Felcor to resolve disputes regarding certain obligations of Felcor and others under the terms of the Hotel Lease. Pursuant to the terms of the Settlement Agreement, Felcor was required to pay to Justice $5,000,000 towards the costs of capital repairs, replacements and improvements necessary to place the hotel in the condition required by the Hotel Lease at the end of its term. Felcor also agreed to transfer to Justice and terminate its leasehold estate and its option right under the Hotel Lease, effective June 30, 2004. In addition, the parties to the Settlement agreed to mutual releases and to cooperate for a smooth transition of the operations of the Hotel. The Settlement Agreement was fully effectuated as of June 30, 2004.

DOW HOTEL COMPANY MANAGEMENT AGREEMENT

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

On March 25, 2005, the Partnership entered into an amendment of the Dow Management Agreement to cover the period of time the Hotel was closed for renovations. Pursuant to that amendment, Dow was entitled to a fee for services rendered under the Management Agreement in the amount of $15,000 per month, which was paid as follows: (i) one half ($7,500) payable monthly and
(ii) the other half ($7,500) earned, but payment deferred until the first month that the Hotel had a positive net operating income sufficient to make such lump sum payment, but in no event later than April 1, 2006. Management fees for the fiscal year ended June 30, 2006 were approximately $193,000 and no incentive management fees were earned for that period.

HOLIDAY HOSPITALITY FRANCHISING AGREEMENT

Effective July 1, 2004, The Partnership entered into a short term franchise agreement with Holiday Inn Hospitality Franchising, Inc. to continue to operate the Hotel as a Holiday Inn Select brand hotel, until such time as the Partnership was able to secure a replacement hotel brand and operate the Hotel under a new flag. Under the terms of that Holiday Inn franchise agreement, the Partnership paid monthly royalties, marketing and reservation fees of 5%, 1.5% and 1%, respectively, of the Hotel's gross room revenue for the preceding calendar month. The Holiday Inn franchise agreement terminated on May 31, 2005, at which time the Hotel was closed for renovations.


HILTON HOTELS FRANCHISE LICENSE AGREEMENT

With the termination of the Hotel Lease to Felcor, the Partnership was able to actively pursue a franchise agreement with a new nationally recognized brand in an effort to move the Hotel up-market and become more competitive. After considering and negotiating with several brands, the Partnership entered into a Franchise License Agreement with Hilton Hotels Corporation (the "Hilton Franchise Agreement") on December 10, 2004 for the right to operate the Hotel as a Hilton brand hotel. The term of the Hilton Franchise Agreement is for 15 years commencing on the opening date of the Hotel, with an option to extend that Agreement for another five years, subject to certain conditions.

The Partnership will pay monthly royalty fees for the first two years of three percent of the Hotel's gross room revenue, as defined, for the preceding calendar month, the third year will be four percent of the Hotel's gross room revenue, and the fourth year until the end of the term will be five percent of the Hotel's gross room revenue. The partnership will also pay a monthly program fee of four percent of the Hotel's gross room revenue and an information technology recapture charge of 0.75% of the Hotel's gross revenue. The amount of the monthly program fee is subject to change; however, the monthly fee will not exceed five percent of gross room revenue.

Prior to operating the Hotel as a Hilton hotel, the Partnership was required to make substantial renovations to the Hotel to meet Hilton standards in accordance with a product improvement plan ("PIP") agreed upon by Hilton and the Partnership, as well as comply with other brand standards. That project included a complete renovation and upgrade of all of the Hotel's guestrooms, meeting rooms, common areas and restaurant and bar. As of January 12, 2006 the Hotel renovation work was substantially completed, at which time Justice obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which increased as the Hotel transitioned into full operations by the end of February 2006.

The total cost of the construction-renovation project of the Hotel was approximately $36.4 million, which excludes approximately $630,000 in interest costs incurred during for the construction phase that were capitalized. To meet those substantial financial commitments, and the costs of operations during the renovation period and for the first five months when the Hotel ramped up its operations, the Partnership has relied on additional borrowings to meet its obligations. As discussed in Item 2 herein, the Partnership has been able to secure financing, collateralized by the Hotel, in the aggregate amount of up to $46,500,000 to meet those commitments. That amount of leverage and the associated debt service will create additional risk for the Partnership and its ability to generate cash flows in the future since the Hotel asset has been virtually debt free for many years.

TEMPORARY CLOSURE OF HOTEL FOR RENOVATIONS

On March 15, 2005, the Partnership announced its decision to close down its Hotel operations effective, May 31, 2005, to complete the renovations of the Hotel as required by the Hilton Franchise Agreement. The Partnership made this decision because of, among other things, the scope of the work in the common areas, engineering factors and potential environmental and safety issues which made it preferable to temporarily close the Hotel portion of the property. The Hotel was closed for more than seven months before it reopened as the "Hilton San Francisco Financial District" on January 12, 2006. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, remained open during the renovation work.

GARAGE LEASE AND OPERATIONS

The garage lease between the Partnership and Evon provides for a monthly rental of sixty percent (60%) of gross parking revenues with a minimum rent of $19,764 per month. That lease expires in November 2010. The lessee is responsible for insurance, repairs and maintenance, utilities and all taxes assessed against the improvements to the leased premises. The garage was operated by Ampco Systems Parking ("Ampco") pursuant to a sublease agreement. On August 31, 2005, Evon terminated its sublease with Ampco. Effective September 1, 2005, Ace Parking Management, Inc. ("Ace Parking") became the new parking garage operator pursuant to a Parking Facility Management Agreement with the garage lessee, Evon. That agreement is for a period of sixty two months (62) months and terminates on October 31, 2010, with a five year option to renew. The agreement can be terminated upon ten (10) days prior written notice of the termination of Evon's lease of the garage or upon 90 days written notice without cause. The agreement provides that Evon will pay a management fee to Ace of $2,000 per month, plus an accounting fee of $250 per month, plus 3% of the annual net profit, as defined, from the operations of the garage in excess of $100,000.

TRU SPA LEASE

During July 2002, Justice entered into a lease with Tru Spa, LLC, which was amended effective January 1, 2004. The lease premises consist of approximately 5,400 square feet of space on the lobby level of the hotel for the construction and operation of a health and beauty spa. The term of the lease is for ten years commencing with the opening of the spa on June 1, 2003, with a five year option to extend the term. The spa lease provides for minimum monthly rent of $11,667, additional rent of $2,072 (up to a total of $250,000 to help defray certain relocation construction costs) and other tenant fees. Minimum rental amounts are subject to adjustment every three years based on any percentage increase in the Consumer Price Index. Under the terms of the lease, Justice was responsible for up to $1,497,586 in leasehold improvements, which were paid using the partnership's line of credit. The spa lease is structured to reimburse the Partnership for those leasehold improvements over the term of the lease. Due to the certain disruptions of the operations of the spa resulting from the temporary closing of the Hotel and the renovation work, the Partnership and Tru Spa entered into lease amendments that would permit Tru Spa to apply its security deposit of $35,000 to pay its monthly obligations for June 30, 2005 and July 31, 2005, with the balance to be applied as partial payment of its August 2005 rent and to provide for a rent free period for the balance of the August 2005 rent through January 31, 2006. The Partnership reserved the right, in its discretion, to require Tru Spa to make an additional security deposit in the future. The Partnership believes that the spa facilities in the Hotel will help it to be more competitive in the future by providing greater amenities to its guests.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Partnership entered into an amended lease with the Chinese Culture Foundation of San Francisco (the "Foundation") for the third floor space of the Hotel commonly known as the Chinese Cultural Center. The amended lease requires the Partnership to pay to the Foundation a monthly event space fee in the amount of $4,600, adjusted annually based on the local Consumer Price Index. The term of the amended lease remains the same as the current lease, expiring on October 17, 2023, with an automatic extension for another 10 year term if the property continues to be operated as a hotel. This amendment allowed Justice to incorporate the third floor into the renovation of the Hotel resulting in a new ballroom for the joint use of the Hotel and new offices and a gallery for the Chinese Culture Center.

COMPENSATION OF GENERAL PARTNERS AND REPOSITIONING FEES

Due to the termination of the Hotel Lease on June 30, 2004, it was necessary for the Partnership to amend the agreement by which the general partners of Justice were compensated since the general partners would be taking on new responsibilities as Justice assumed the role as owner-operator of the Hotel. Furthermore, the prior agreement was based on a percentage of gross rents, which the Partnership would no longer be receiving from the Hotel. The expiring compensation agreement provided that the general partners were entitled to receive compensation equal to 3% of the annual gross rents of the partnership. From the first $150,000 of compensation payable to the general partners, $120,000 was payable to Evon, as the managing general partner, and $30,000 is payable to Portsmouth as the other general partner. Any compensation in excess of the $150,000 was to be split 50/50 between the general partners.

On July 16, 2004, Justice entered into a new General Partner Compensation Agreement (the "Compensation Agreement"), with an effective date of May 31, 2004. This was done to provide adequate compensation to Evon and Portsmouth and provide incentives to the general partners to encourage excellence in the performance of their responsibilities. The new agreement provides that the general partners will receive annual base compensation of 1.5% of gross revenues, with a minimum annual base compensation of $263,000, adjusted for inflation. From the minimum annual base compensation, 80% will be paid to Evon for its services as the managing general partner and 20% will be paid to Portsmouth as the other general partner. Base annual compensation in excess of the minimum will be payable in equal amounts to Evon and Portsmouth. The maximum base annual compensation that can be earned by the general partners is 1.5% of $40,000,000 of gross revenues. The Compensation Agreement also provides for incentive compensation to the general partners in a sum equal to the 5.0% of the annual net operating income of Justice, as defined in the Dow Management Agreement, that is in excess of $7,000,000. Incentive compensation shall be payable in equal amounts to Evon and Portsmouth.

In addition, the Compensation Agreement provides that the general partners are to receive a repositioning fee in the aggregate amount of $275,000, to be paid in equal amounts to Evon and Portsmouth in two installments. The first installment of approximately $69,000 to each of Evon and Portsmouth was paid within 10 days of the execution of the Compensation Agreement with the second installment paid upon the substantial completion of the renovation of the Hotel.

Due to the expanded scope of the renovation project, the additional time commitments required of the general partners and the increased value brought to the Partnership as a result of the repositioning of the Hotel, Justice entered into an amended and restated compensation agreement with its general partners, Evon and Portsmouth, effective February 23, 2006. Pursuant to that amended agreement, Evon and Portsmouth are each to receive a total of $378,000 in repositioning fees as compensation for their services rendered to Justice with respect to repositioning the Hotel and restructuring its business and management subject to certain performance criteria. For fiscal year ended June 30, 2006, a total of $119,000 in repositioning fees was paid to Portsmouth. An additional $100,000 in repositioning fees has been earned by Portsmouth and accrued by Justice but not yet paid.

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

Until May 31, 2005, the Hotel was operated as a Holiday Inn brand hotel and was part of Holiday Inn's worldwide reservation system. The Hotel was designed to Holiday Inn's specifications to serve both business travelers and tourists and cater to both individuals and tour groups. It also handled conferences and business meetings, having meeting and dining facilities for groups of up to 400 people. The Hotel had traditionally enjoyed a favorable year-round occupancy rate, but both occupancy and average daily room rates suffered since fiscal year ended June 30, 2001. Newer and more upscale properties opened in or near the Financial District, which provide greater amenities to its guests, making it difficult for the Hotel to compete. Those competitors were better positioned to attract both the business traveler and tourists. Management believed that the Hotel could not continue to be competitive under the conditions it operated under while a Holiday Inn Select brand hotel. The Hotel was approximately 25 years old, with no major renovations having been made to the property during that time. By terminating the Hotel Lease with Felcor, and taking over the operations of the Hotel, the Partnership obtained much greater ability to direct the future of the Hotel.

The newly opened Hilton San Francisco Financial District hotel has 549 well appointed guestrooms and luxury suites with bay or city views, featuring large working desks, ergonomic chairs, wired and wireless high-speed Internet access, and "The Suite Dreams" beds by Hilton, complete with duvet, down comforter and jumbo size pillows. The newly redesigned meeting rooms and ballroom will accommodate meetings and events for up to 500 people with video conferencing and premium audio/visual equipment. A new business center and fitness center are additional amenities. The new Hilton hotel also has the only hotel day spa (Tru Spa) in the Financial District. A redesigned entry way is integrated into the lobby and management expects the new restaurant "Seven Fifty" and lounge, with a dramatic fireplace treatment, are expected to bring a new level of excitement and service to the guests of the Hotel. Management believes that the new Hilton hotel now has the ability to directly compete with all hotels in the Financial District.

EMPLOYEES

As of June 30, 2006, the Company had a total of 11 full-time employees in its corporate office. Effective July 2002, the Company entered into a client service agreement with Administaff Companies II, L.P. ("Administaff"), a professional employer organization serving as an off-site, full service human resource department for its corporate office. Administaff personnel management services are delivered by entering into a co-employment relationship with the Company's employees. There are also approximately 10 employees at the Company's properties outside of the State of California that are subject to similar co-employment relationships with Administaff. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.


Item 2.  Description of Properties.

PROPERTIES

At June 30, 2006, the Company's investment in real estate consisted of properties located throughout the United States, but which are concentrated in Texas and Southern California. These properties include nineteen apartment complexes, two single-family houses as strategic investments, and two commercial real estate properties, one of which serves as the Company's corporate headquarters. All properties are operating properties with
exception of the Company's corporate office.   In addition to the properties,
the Company owns approximately 4.1 acres of unimproved real estate in Texas and 2 acres of unimproved land in Maui, Hawaii.

The Company also owns an interest in a San Francisco hotel property through its subsidiaries' interest in Justice Investors. In the opinion of management, each of the properties is adequately covered by insurance. None of the properties are subject to foreclosure proceedings or litigation, other than such litigation incurred in the normal course of business. The Company's rental property leases are short-term leases, with no lease extending beyond one year.

Las Colinas, Texas. The Las Colinas property is a water front apartment community along Beaver Creek that was developed in 1993 with 358 units on approximately 15.6 acres of land. The Company acquired the complex on April 30, 2004 for approximately $27,145,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. Real estate property taxes for the year ended June 30, 2006 were approximately $811,000. The outstanding mortgage balance was approximately $19,696,000 at June 30, 2006 and the maturity date of the mortgage is May 1, 2013.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2006 were approximately $160,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $10,118,000 at June 30, 2006 and the maturity date of the mortgage is May 1, 2013.

St. Louis, Missouri. The St. Louis property is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2006, real estate property taxes were approximately $141,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,352,000 at June 30, 2006 and the maturity date of the mortgage is July 1, 2008.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2006, real estate property taxes were approximately $47,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $4,200,000 at June 30, 2006 and the maturity date of the mortgage is July 1, 2014.

Irving, Texas. The Irving property is a two-story apartment with 224 units on approximately 9.9 acres. The Company acquired the property on September 16, 1994 at an initial cost of approximately $4,150,000. For the year ended June 30, 2006, real estate property taxes were approximately $189,000.
Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $4,106,000 at June 30, 2006 and the maturity date of the mortgage is January 1, 2008. As of June 30, 2006, this property is currently listed for sale.

San Antonio, Texas. The San Antonio property is a two-story project with 132 units on approximately 4.3 acres. The Company acquired the complex on June 29, 1993 for $2,752,000. For the year ended June 30, 2006, real estate taxes were approximately $121,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,938,000 at June 30, 2006 and the maturity date of the mortgage is December 1, 2008.

Austin, Texas. The Austin property is a two-story project with 249 units on approximately 7.8 acres. The Company acquired the complex with 190 units on November 18, 1999 for $4,150,000. The Company also acquired an adjacent complex with 59 units on January 8, 2002 for $1,681,000. For the year ended June 30, 2006, real estate taxes were approximately $141,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of

40 years. The outstanding mortgage balance was approximately $7,762,000 at June 30, 2006 and the maturity date of the mortgage is July 1, 2023. The Company also owns approximately 4.1 acres of unimproved land adjacent to this property.

Los Angeles, California. The Company owns two commercial properties, twelve apartment complexes, and two single-family houses in the general area of West Los Angeles.

The first Los Angeles commercial property is a 5,500 square foot, two story building that serves as the Company's corporate offices. The Company acquired the building on March 4, 1999 for $1,876,000. The property taxes for the year ended June 30, 2006 were approximately $29,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.
The outstanding mortgage balance was approximately $1,145,000 at June 30, 2006 and the maturity date of the mortgage is April 15, 2009.

The second Los Angeles commercial property is a 5,900 square foot commercial building. The Company acquired the building on September 15, 2000 for $1,758,000. The property taxes for the year ended June 30, 2006 were approximately $11,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $767,000 at June 30, 2006 and the maturity date of the mortgage is December 15, 2013.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30, 2006, real estate property taxes were approximately $17,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,014,000 at June 30, 2006 and the maturity date of the mortgage is December 1, 2018.

The second Los Angeles apartment complex is a 29,000 square foot three-story apartment with 27 units. This complex is held by Intergroup Woodland Village, Inc. ("Woodland Village"), which is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000. For the year ended June 30, 2006, real estate property taxes were approximately $51,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,811,000 at June 30, 2006 and the maturity date of the mortgage is October 1, 2029.

The third Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2006, real estate property taxes were approximately $29,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.
The outstanding mortgage balance was approximately $1,069,000 at June 30, 2006 and the maturity date of the mortgage is November 1, 2029.

The fourth Los Angeles apartment complex is a 10,500 square foot apartment with 9 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2006, real estate property taxes were approximately $22,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $799,000 at June 30, 2006 and the maturity date of the mortgage is December 31, 2029.

The fifth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2006, real estate property taxes were approximately $90,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $4,009,000 at June 30, 2006 and the maturity date of the mortgage is August 1, 2033.

The sixth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2006, real estate property taxes were approximately $59,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2003, the operations of this property stopped and in December 2003, major renovations of the property began. In May 2004, the Company paid off the mortgage in the amount of $2,576,000 and obtained a new construction loan in the amount of $6,268,000 as part of the renovation of the property. As of June 30, 2006, the balance of the construction loan was approximately $6,878,000 and the maturity of the loan is June 1, 2007. The property was approximately 80% completed in June 2006 and renting of the apartments commenced towards the latter part of the June.

The seventh Los Angeles apartment complex is a 3,000 square foot apartment with 4 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2006, real estate property taxes were approximately $14,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $428,000 at June 30, 2006 and the maturity date of the mortgage is August 1, 2030.

The eighth Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2006, real estate property taxes were approximately $13,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $713,000 at June 30, 2006 and the maturity date of the mortgage is December 1, 2018.

The ninth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2006, real estate property taxes were approximately $17,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.
The outstanding mortgage balance was approximately $1,048,000 at June 30, 2006 and the maturity date of the mortgage is December 1, 2018.

The tenth Los Angeles apartment complex is a 32,800 square foot two-story apartment with 24 units. The Company acquired the property on March 8, 2001 at an initial cost of approximately $2,859,000. For the year ended June 30, 2006, real estate property taxes were approximately $38,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,693,000 at June 30, 2006 and the maturity date of the mortgage is April 1, 2031.

The eleventh Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2006, real estate property taxes were approximately $16,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $556,000 at June 30, 2006 and the maturity date of the mortgage is November 1, 2029.

The twelfth Los Angeles apartment complex, which is owned 100% by the Company's subsidiary Santa Fe, is a 4,200 square foot two-story apartment with 2 units. Santa Fe acquired the property on February 1, 2002 at an initial cost of approximately $785,000. For the year ended June 30, 2006, real estate property taxes were approximately $10,000. Depreciation is recorded on the straight-line method based upon an estimated useful Life of 40 years. The outstanding mortgage balance was approximately $436,000 at June 30, 2006 and the maturity date of the mortgage is February 1, 2032.

The first Los Angeles single-family house is a 2,771 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. For the year ended June 30, 2006, real estate property taxes were approximately $9,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $461,000 at June 30, 2006 and the maturity date of the mortgage is December 1, 2030.

The second Los Angeles single-family house is a 2,201 square foot home. The Company acquired the property on August 22, 2003 at an initial cost of approximately $700,000. For the year ended June 30, 2006, real estate property taxes were approximately $10,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $507,000 at June 30, 2006 and the maturity date of the mortgage is November 1, 2033.

San Francisco, California Hotel.

The newly opened Hilton San Francisco Financial District hotel is owned directly by the Partnership. The Hotel is centrally located near the Financial District, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away. Chinatown is directly across the bridge that runs from the hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, which has 549 well appointed guest rooms and luxury suites situated on 22 floors as well as a 5,400 square foot Tru Spa health and beauty spa on the lobby level. The third floor houses the Chinese Culture Center and grand ballroom. The Hotel has approximately 15,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a rooftop swimming pool, 5-storied underground garage and pedestrian bridge across Kearny Street connecting the Hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the partnership, is included in the lease to the Chinese Culture Center.

The Hotel is located in an area of intense competition from other hotels in the Financial District. Since the Hotel was just reopened under the Hilton brand after being closed for more than seven months for a substantial renovation project, some hotels may be better known to the business and leisure traveler. It may take some time for the Hotel, now operating as a Hilton, to gain recognition as a totally upgraded and higher level property after being under the Holiday Inn brand for almost 25 years. The Hotel is also somewhat limited by having only 15,000 square feet of meeting room space. Other hotels, with greater meeting room space, may have a competitive advantage by being able to attract larger groups and small conventions. Management, in conjunction with its management company Dow and Hilton, will make every effort to market the Hotel as an upscale property to business travelers, leisure customers and small to medium size groups. While it may take some time for the Hotel to be fully recognized and reach its full potential, management believes that the substantial renovations made to the Hotel, coupled with the strength of the Hilton brand and its Hilton Honors program, have provided the foundation for the Hotel to meet or exceed all of its competition.

Since the Hotel was just totally renovated, there is no present program for any further major renovations; however, the Partnership expects to reserve approximately 3% of gross annual Hotel revenues for calendar year 2006 and 4% of gross annual Hotel revenues for each year thereafter for future capital requirements. In the opinion of management the property is adequately covered by insurance.


PROPERTY FINANCINGS

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

From the proceeds of the Prudential Loan, the Partnership retired its then existing line of credit in the approximate amount of $4,500,000, including accrued interest, and paid off a short term uncollateralized line of credit from United Commercial Bank in the amount of $2,007,000, including accrued interest.

On July 27, 2005, Justice also obtained a new $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank. The term of the LOC is for 60 months, expiring on June 30, 2010, at an annual interest rate based on the index selected by Justice at the time of the request for each advance. The interest rate will either be a variable rate equal to The Wall Street Journal Prime Rate or the Libor Rate plus 2%, fixed for the period selected by the Partnership. The LOC is collateralized by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity. On January 20, 2006, the Partnership obtained a $4,500,000 increase in its LOC, raising the total amount available to the Partnership to $14,500,000. The increase in the credit line is on the same terms as the existing line of credit with additional loan and documentation fees of $4,000. On May 23, 2006, Justice obtained a short term increase of its LOC of an additional $2,000,000, raising the total amount available to the Partnership to $16,500,000. If the short term increase is not paid off by December 31, 2006, UCB has the right to record a lien on the Hotel property for the additional $2,000,000. That increase is also on the same terms as the existing LOC, with additional documentation fees of $1,000. As of June 30, 2006, approximately $16,000,000 of the LOC was utilized.

The Prudential Loan and the LOC have provided Justice with sufficient financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with Hilton and to meet its debt service requirements and operating capital needs through the reopening of the Hotel and the period of time necessary to ramp up operations. The Hotel started to generate net operating income in June 2006. The Partnership also believes that there is sufficient equity in the Hotel assets to support future borrowings if necessary. The Partnership believes that the revenues expected to be generated from the Hotel operations for the fiscal year beginning July 1, 2006, and in the future, will be sufficient to meet all of its current and future obligations and financial requirements.

REAL ESTATE INVESTMENT POLICIES

The most significant investment activity of the Company has been to acquire, renovate, operate, and when appropriate, sell income-producing real estate. Through its marketable securities portfolio, the Company has indirectly invested in additional real estate related investments such as hotels and office buildings.

The Company may also look for new real estate investment opportunities in hotels, apartments, office buildings and shopping centers. The acquisition of any new real estate investments will depend on the Company's ability to find suitable investment opportunities and the availability of sufficient financing to acquire such investments. To help fund any such acquisition, the Company plans to borrow funds to leverage its investment capital. The amount of any such debt will depend on a number of factors including, but not limited to, the availability of financing and the sufficiency of the acquisition property's projected cash flows to support the operations and debt service.

MORTGAGES

Information with respect to mortgage notes payable of the Company is set forth in Note 5 of the Notes to Consolidated Financial Statements.

ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) and the physical occupancy(gross potential rent less vacancy loss divided by gross potential rent) for each of the Company's operating properties for fiscal year ended June 30, 2006 are provided below.

                                        Economic              Physical
         Property                       Occupancy             Occupancy
         --------                       ---------            ----------
         Apartments:

         1.  Las Colinas,TX                74%                    90%
         2.  Morris County, NJ             89%                    95%
         3.  St. Louis, MO                 80%                    89%
         4.  Florence, KY                  87%                    91%
         5.  Irving, TX                    73%                    94%
         6.  San Antonio, TX               88%                    90%
         7.  Austin, TX                    49%                    82%
         8.  Los Angeles, CA (1)           77%                    93%
         9.  Los Angeles, CA (2)           68%                    95%
         10. Los Angeles, CA (3)           86%                    95%
         11. Los Angeles, CA (4)           80%                    95%
         12. Los Angeles, CA (5)           67%                    95%
         13. Los Angeles, CA (6)            *                      *
         14. Los Angeles, CA (7)           82%                    92%
         15. Los Angeles, CA (8)           82%                    84%
         16. Los Angeles, CA (9)           85%                    90%
         17. Los Angeles, CA (10)          83%                    96%
         18. Los Angeles, CA (11)          82%                    97%
         19. Los Angeles, CA (12)          91%                    93%

*This property was undergoing significant renovations and was 80% completed as of June 30, 2006. As of June 30, 2006, only two units of a total of 30 units were occupied.

The Company's Los Angeles, California properties are subject to various rent control laws, ordinances and regulations which impact the Company's ability to adjust and achieve higher rental rates.


MANAGEMENT OF THE PROPERTIES

The Company may engage third party management companies as agents to manage certain of Company's residential rental properties. Effective April 2006, the Company entered into third party management agreements (the "Agreements") with JPI Management Services, L.P. ("JPI") for property management services for five of its properties located in: Irving, Texas; San Antonio, Texas; Parsippany, New Jersey; Florissant, Missouri; and Florence, Kentucky. The Agreements provide for a management fee equal to 3.5% of the gross monthly receipts of each property and are for a term of one year, but can be terminated by either party upon thirty days written notice.

Effective August 2005, the Company entered into a Management Agreement with Century West Properties, Inc. ("Century West") to act as an agent of the Company to rent and manage all of the Company's residential rental properties in the Los Angeles, California area. The Management Agreement with Century West is for a term of twelve months ending on July 31, 2006 and will continue thereafter on a month-to-month basis, unless terminated upon 30 days prior written notice. The Management Agreements provide for a monthly fee equal to 4% of the monthly gross receipts from the properties with resident managers and a fee of 4 1/2% of monthly gross receipts for properties without resident mangers.


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

The Company's investment portfolio is diversified with 60 different equity securities. The Company has five individual positions that comprise more than 5% of the equity value of the portfolio with the largest being 10.2% of the value of the portfolio. The amount of the Company's investment in any particular issue may increase or decrease, and additions or reductions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reductions in other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2006, the market value of the Company's marketable securities was $29,186,000.

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2006, the Company had other investments of $4,344,000.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2006, the Company had obligations for securities sold (equities short) of $6,635,000 and had no naked short positions.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2006, the Company had a margin balance of $11,532,000 and incurred $767,000 and $904,000 in margin interest expense during the year ended June 30, 2006 and June 30, 2005, respectively.

On July 18, 2003, the disinterested members of the respective Boards of Directors of the Company's subsidiary, Santa Fe and Santa Fe's subsidiary, Portsmouth, established a performance based compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the securities portfolios of those companies. On January 12, 2004, the disinterested members of the Securities Investment Committee of InterGroup also established a performance based compensation program for Mr. Winfield, which was ratified by the Board of Directors. The terms of that compensation arrangement are discussed in detail in Item 10 "Executive Compensation" of this Report. During the year ended June 30, 2006, no performance based compensation was earned by the Company's CEO. During the year ended June 30, 2005, the Company and subsidiaries paid $320,000 to the Company's CEO as performance based compensation related to the management of the securities portfolios.

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


Item 4.  Submission of Matters to a Vote of Security Holders.


No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.



                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded on NASDAQ Global Market (formerly the Nasdaq National Market) of the NASDAQ Stock Market LLC under the symbol:
"INTG". It is also listed on the Pacific Exchange, Inc. The following table sets forth the high and low sales prices for the Company's common stock for each quarter of the last two fiscal years as reported by NASDAQ.


Fiscal 2006                           High                Low
-----------                           -----               -----
First Quarter 7/1 - 9/30             $17.25              $14.50
Second Quarter 10/1 - 12/31          $16.40              $14.72
Third Quarter 1/1 - 3/31             $16.45              $14.00
Fourth Quarter 4/1 - 6/30            $17.16              $14.00


Fiscal 2005                           High                Low
-----------                           -----               -----
First Quarter 7/1 - 9/30             $14.96              $11.15
Second Quarter 10/1 - 12/31          $14.31              $12.50
Third Quarter 1/1 - 3/31             $15.20              $13.41
Fourth Quarter 4/1 - 6/30            $19.10              $14.75


As of September 12, 2006, there were approximately 540 shareholders of record and more than 1,400 beneficial holders of the Company's Common Stock.

DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2006, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category       Securities to     Weighted average   Remaining available
                      be issued       exercise price     for future issuance
                    upon exercise     of outstanding        under equity
                    of outstanding       options         compensation plans
                       options,        warrants and         (excluding
                     warrants and         rights             securities
                       rights                               reflected in
                                                             column (a))
                         (a)                (b)                 (c)
-------------------  ------------      -------------     -------------------
Equity compensation
plans approved by
security holders       390,000             $9.91               60,000
----------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders      None               N/A                 None
----------------------------------------------------------------------------
     Total             390,000             $9.91               60,000
----------------------------------------------------------------------------

         SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
Fiscal        Number of      Average         as Part of Publicly     Yet Be Purchased
 2006          Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(April 1-       479         $14.99               479                    39,917
April 30)
--------------------------------------------------------------------------------------
Month #2
(May 1-       3,000         $15.93             3,000                    36,917
May 31)
--------------------------------------------------------------------------------------
Month #3
(June 1-        800         $15.86               800                    36,117
June 30)
--------------------------------------------------------------------------------------
Total         4,279         $15.81             4,279                    36,117
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

Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations.


FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, labor relations and labor disruptions, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal business is the ownership and operation of real estate. Properties include nineteen apartment complexes, an equity interest in a hotel, two commercial real estate properties, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company's residential rental properties with exception of its Austin, Texas and Irving, Texas properties, are managed by professional third party property management companies.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.


For the Year Ended June 30, 2006 as compared to June 30, 2005.

The Company had a net loss of $1,923,000 for the year ended June 30, 2006 compared a net loss of $3,128,000 for the year ended June 30, 2005. The reduction in the net loss is primarily the result of the significant improvement in net gains(losses) from investments to net gains of $4,921,000 during the year ended June 30, 2006 from net losses of $4,874,000 during the year ended June 30, 2005, partially offset by the decrease in income from discontinued operations (properties sold or listed for sale) to $583,000 for the year ended June 30, 2006 from $3,483,000 for the year ended June 30, 2005 and the increase in the equity in net loss of Justice Investors to $4,564,000 for the year ended June 30, 2006 from $2,303,000 for the year ended June 30, 2005.

The loss from real estate operations increased to $2,158,000 for the year ended June 30, 2006 from $1,756,000 for the year ended June 30, 2005 primarily as the result in the increase in property operating expenses to $6,315,000 for fiscal year 2006 from $4,608,000 for fiscal year 2005, partially offset by the amortization of an intangible asset of $555,000 and the loss on early extinguishment of debt of $160,000 during the year ended June 30, 2005.
The increase in property operating expenses is due to management's overall effort to improve the Company's real estate operations and to prepare for sale certain non-strategic real estate properties. As the result of management's effort to improve the condition of the Company's apartments and to provide a higher quality of service to the current and potential tenants, across the Company's real estate portfolio, repairs and maintenance expenses increased by approximately $744,000 and leasing and other services expenses increased by approximately $168,000. Management also hired professional third party property managers during fiscal year 2006 to oversee the day-to-day real estate operations of all the Company's rental properties with exception to the two properties located in Austin and Irving, Texas, respectively. This resulted in additional property management fees of approximately $159,000 for the year end June 30, 2006. In-house real estate management is currently focusing on improving the two properties not managed by third party property managers with the Irving, Texas property currently listed for sale. The operational results of this property are classified under discontinued
operations.   The additional operating expenses incurred to improve the real estate operations did increase rental income to $12,014,000 for fiscal year 2006 from $11,630,000 for fiscal year 2005.

During fiscal 2006, utilities expense, which is a component of real estate operating expenses, increased by $120,000 as the result of higher energy costs. Professional fees related to the management of the properties also increased by approximately $450,000. During the year ended June 30, 2006, the Company hired a professional consultant and paid $250,000 in consulting fees to help management analyze and determine which non-strategic real estate properties to sell. The sale of some of these real estate assets is discussed below. Additionally, during fiscal 2006, the Company incurred approximately $200,000 in litigation and settlement expenses related to two of its California properties. These expenses are included in property operating expenses.

Gains on the sale of real estate decreased to $1,321,000 for the year ended June 30, 2006 from $6,069,000 for the year ended June 30, 2005. During fiscal 2006, the Company sold three apartment properties and a parcel of land and realized gains on the sale of real estate of totaling $1,321,000. During fiscal year 2005, the Company sold 442-unit apartment complex located in Houston, Texas, for $11,850,000 and recognized a gain of $6,069,000. These real estate sales are a part of the Company's overall strategy to sell-off non-strategic assets.

In February 2006, the Company sold 5.4 acres of unimproved land in Pasadena, Texas for $467,000 and recognized a gain on the sale of $147,000. In December 2005, the Company sold its 54-unit apartment complex located in Irving, Texas for $3,100,000 and realized a gain on the sale of real estate of $598,000.
In November 2005, the Company sold its 5-unit apartment complex located in Los Angeles, California for $1,620,000 and realized a gain on the sale of real estate of $592,000. In August 2005, the Company sold its 112-unit apartment complex located in Austin, Texas for $4,400,000 and realized a net loss on the sale real estate of $16,000. The net gain on the sales of these properties and the related revenues and expenses are excluded from the real estate operations and are presented under discontinued operations.

During the twelve months ended June 30, 2005, the Company incurred a loss on early termination of debt of $133,000 as the result of the repayment of $1,180,000 mortgage on 54-unit apartment complex located in Irving, Texas that was eventually sold in December 2005. The amortization expense of $555,000 during the twelve months ended June 30, 2005 was related to the amortization of the intangible asset acquired along with the purchase of the Las Colinas, Texas property purchased in April 2004. No such expenses were incurred during the fiscal year 2006.

The Company's equity in net loss of Justice Investors increased to $4,564,000 for year ended June 30, 2006 from $2,303,000 for the year ended June 30, 2005. For the year ended June 30, 2006, the Justice Investors sustained a total net loss of $8,601,000 compared to a net loss of $4,221,000 for the year ended June 30, 2005. The increase in that net loss was primarily attributable to greater losses from the operations of the Hotel, increased general and administrative expenses for professional services and other costs associated with the repositioning and reopening of the Hotel, higher interest costs, insurance costs, property taxes and greater depreciation and amortization expenses resulting from the renovation of the Hotel.

For the year ending June 30, 2006, Justice had a net loss from Hotel operations of approximately $3,787,000 on revenues of approximately $9,054,000 compared to a net operating loss of approximately $1,734,000 on revenues of approximately $12,930,000 in fiscal 2005. Effective, May 31, 2005, the Partnership elected to close down its Hotel operations to complete the renovations of the Hotel as required by the Hilton Franchise Agreement. Since the Hotel did not reopen until January 12, 2006, less than six months of operating results from the Hotel are included in fiscal 2006, while for the 2005 fiscal year eleven months of Hotel operating results were included. The increase in the net loss from Hotel operations was primarily due to approximately $1,230,000 in start up costs incurred for the reopening of the Hotel and higher operating expenses, including property taxes and sales and marketing costs as the Hotel ramped up its operations. Garage rent decreased to $945,000 from $1,005,000 primarily due to the Hotel being closed for almost seven months in fiscal 2006.

Average daily room rates for the Hotel increased to approximately $148 for fiscal 2006 (for five months of operations) from approximately $90 for fiscal 2005 (for 11 months of operations), while average monthly occupancy rates decreased to 52% in fiscal 2006 from approximately 65% in fiscal 2005. The increase in average daily room rates is primarily attributable to the renovation and repositioning of the Hotel as a Hilton making it possible to achieve higher room rates. The decrease in average monthly occupancy rates is primarily attributable to the fact that the Hotel opened with a limited number of rooms available in January 2006 and did not transition into full operations until the end of February 2006 and it took several months until the Hotel was able to reach a level where it began generating net operating income in June 2006. Management understands that such a ramp up period is typical in the industry for hotels that shut down operations for major renovations, especially for those hotels that reopen with a different brand. As a general partner of Justice, Portsmouth will continue to work diligently with Evon, Dow and Hilton to improve the operations of the Hotel.

Net gains(losses) on marketable securities improved significantly to net gains of $4,921,000 for the year ended June 30, 2006 from net losses of $4,874,000 for the year ended June 30, 2005. The change was due to the significant improvement in the performance of Company's investment portfolio during the year ended June 30, 2006. For the year ended June 30, 2006, the Company had net unrealized gains of $2,873,000 and net realized gains $2,048,000. For the year ended June 30, 2005, the Company had net unrealized losses of $7,734,000 and realized gains of $2,860,000. Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the year ended June 30, 2006, the Company recorded impairment losses on other investments of $513,000 that were considered permanently impaired. In the comparable year, the Company recorded impairment losses of $740,000 related to other investments. These investments were determined to be impaired after review of the most recent financial statements and news releases of the entity in which the Company invested.

Dividend and interest income decreased to $697,000 for the year ended June 30, 2006 from $914,000 for the year ended June 30, 2005 as a result of the decreased investment in income yielding securities during the current fiscal year 2006.

General and administrative expenses increased to $1,659,000 from $1,460,000 primarily as the result of the increase in accounting audit fees to $470,000 for fiscal year 2006 from $244,000 for fiscal year 2005.

The total provision for income tax benefit decreased to $2,131,000 for the year ended June 30, 2006 from $2,668,000 for the year ended June 30, 2005 as the result of the decrease in the total loss before income taxes to $4,541,000 from $7,239,000 for the respective comparable year.

Minority interest benefit decreased to $487,000 for the year ended June 30, 2006 from $1,443,000 for the year ended June 30, 2005 as a result of the lower losses incurred by the Company's subsidiaries, Santa Fe and Portsmouth, during the year ended June 30, 2006 as compared to the year ended June 30, 2005.


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

The Company's investment portfolio is diversified with 60 different equity securities. The Company has five individual positions that comprise more than 5% of the equity value of the portfolio with the largest being 10.2% of the value of the portfolio. The amount of the Company's investment in any particular issue may increase or decrease, and additions or reductions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reductions in other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2006, the market value of the Company's marketable securities was $29,186,000.

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2006, the Company had other investments of $4,344,000.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2006, the Company had obligations for securities sold (equities short) of $6,635,000 and had no naked short positions.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2006, the Company had a margin balance of $11,532,000 and incurred $767,000 and $904,000 in margin interest expense during the year ended June 30, 2006 and June 30, 2005, respectively.

As of June 30, 2006, the Company had investments in marketable equity securities of $29,186,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of June 30, 2006:

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Insurance, banks and brokerages     $ 5,066,000               17.4%
   Telecommunications and media          3,856,000               13.2%
   Consumer goods and retail             3,577,000               12.3%
   Newspapers and paper mills            3,188,000               10.9%
   Pharmaceuticals and healthcare        2,984,000               10.2%
   REITs and building materials          2,603,000                8.9%
   Services                              2,380,000                8.2%
   Technology, internet and computers    2,065,000                7.1%
   Utilities and energy                  1,381,000                4.7%
   Automobiles and motor vehicle parts     419,000                1.4%
   Other                                 1,667,000                5.7%
                                        ----------              ------
                                       $29,186,000              100.0%
                                        ==========              ======

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the respective years:

For the year ended June 30,                 2006                   2005
                                       ------------           ------------
Net investment gains(losses)            $ 4,921,000           $ (4,874,000)
Impairment loss on other investments       (513,000)              (740,000)
Dividend & interest income                  697,000                914,000
Margin interest                            (767,000)              (904,000)
Trading expenses                         (1,718,000)            (1,753,000)
                                       ------------           ------------
                                       $  2,620,000           $ (7,357,000)
                                       ============           ============

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from its real estate activities, sales of investment securities and borrowings related to both. The Company generated cash flow of $319,000 from operating activities, generated net cash flow of $4,602,000 from investing activities, and used net cash flow of $5,206,000 for financing activities during the year ended June 30, 2006.

In February 2006, the Company sold 5.4 acres of unimproved land in Pasadena, Texas for $467,000 and recognized a gain on the sale of $147,000. The Company received net proceeds after closing costs and attorney's fees of $437,000.

In December 2005, the Company sold its 54-unit apartment complex located in Irving, Texas for $3,100,000 and realized a gain on the sale of real estate of $598,000. The Company received net proceeds of $2,931,000 after selling costs and attorney's fees.

In November 2005, the Company sold its 5-unit apartment complex located in Los Angeles, California for $1,620,000 and realized a gain on the sale of real estate of $592,000. The Company received net proceeds of $870,000 after selling costs and attorney's fees and the repayment of the mortgage note in the amount of $660,000.

In August 2005, the Company sold its 112-unit apartment complex located in Austin, Texas for $4,400,000 and realized a net loss on the sale real estate
of $16,000.   The Company received net proceeds of $1,664,000 after selling costs and attorney's fees and the repayment of the mortgage note in the amount of $2,186,000.

In September 2004, the Company sold its 442-unit multi-family apartment complex located in Houston, Texas for $11,850,000. The Company realized a gain of $6,069,000 and received net proceeds of $11,273,000 after selling costs and attorneys' fees.

During the year ended June 30, 2006, the Company improved properties in the aggregate amount of $2,917,000. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

During the year ended June 30, 2006, the Company purchased 19,900 shares of Portsmouth stock for a total investment of $718,000.

During the year ended June 30, 2006, the Company purchased 14,100 shares of Santa Fe stock for a total investment of $260,000.

In April 2006, Portsmouth purchased a 0.20% limited partnership interest in Justice from another limited partner for $180,000, which brought its limited partnership interest in Justice to exactly 50.0%.

During the year ended June 30, 2006, the Company made additional borrowings of $1,745,000 from its construction loan related to the renovation of its 30-unit apartment complex located in Los Angeles, California and made principal payments on its mortgages totaling $3,921,000. The Company also repaid $2,055,000 of its line of credit.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, shares of its Common Stock. Such repurchases may be made at the discretion of management and depending upon market conditions. During the year ended June 30, 2006, the Company acquired an additional 60,324 shares of its Common Stock for $975,000. Approximately 36,000 shares remain eligible for the Company to repurchase under that authorization.

Prior to operating the hotel as a Hilton, the Partnership was required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The total cost of the construction-renovation project of the Hotel was approximately $36.4 million, which excludes approximately $630,000 in interest costs incurred during for the construction phase that were capitalized.

To meet its substantial financial commitments for the renovation project and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan (the "Prudential Loan") with The Prudential Insurance Company of America in a principal amount of $30,000,000. The term of the Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 360 month amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice.

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank ("UCB"). The term of the LOC is for 60 months at an annual interest rate, based on an index selected by Justice at the time of the advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus 2%, fixed for the period selected by the Partnership. The Loc is collateralized by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due a maturity. On January 20, 2006, the Partnership obtained a $4,500,000 increase in its LOC, raising the total amount available to the Partnership pursuant to $14,500,000. The increase in the credit line is on the same terms as the existing line of credit with additional loan and documentation fees of $4,000. On May 23, 2006, Justice obtained a short term increase of its LOC of an additional $2,000,000, raising the total amount available to the Partnership to $16,500,000. If the short term increase of is not paid off by December 31, 2006, UCB has the right to record a lien on the Hotel property for the additional $2,000,000. That increase is also on the same terms as the existing LOC, with additional documentation fees of $1,000. As of June 30, 2006, approximately $16,000,000 of the LOC was utilized.

The Prudential Loan and the LOC have provided Justice with sufficient financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with Hilton and to meet its debt service requirements and operating capital needs through the reopening of the Hotel and the period of time necessary to ramp up operations. The Hotel started to generate net operating income from its operations in June 2006. The Partnership also believes that there is sufficient equity in the Hotel assets to support future borrowings if necessary. The Partnership believes that the revenues expected to be generated from the Hotel operations after July 1, 2006 will be sufficient to meet all of its current and future obligations and financial requirements.

The additional amount of leverage related to the Prudential Loan and the utilization of the LOC and the associated debt service will create additional risk for the Partnership and its ability to generate cash flows in the future since the Hotel asset has been virtually debt free for many years. The Partnership does not anticipate paying any partnership distributions until some time after operations stabilize under the Hilton brand and net income and capital requirements warrant such distributions. As a result, the Company may have to depend more on the revenues generated from the investment of its cash and securities assets during that transition period.

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


CONTRACTUAL OBLIGATIONS

The annual combined aggregate principal payments on the mortgage notes payable for the five-year period commencing July 1, 2006, and thereafter, are as follows:

                 Year ending June 30,
                      2007               $ 8,038,000
                      2008                 5,963,000
                      2009                10,069,000
                      2010                 1,102,000
                      2011                 1,165,000
                      Thereafter          51,919,000
                                         -----------
                       Total             $78,256,000
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

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading with net change in unrealized gains or losses included in the statement of operations. The Company's other accounting policies are straightforward in their application.


Item 7.  Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                             Page
                                                                       ----

Report of Independent Registered Public Accounting Firm                 30

Consolidated Balance Sheet at June 30, 2006                             31

Consolidated Statements of Operations for the
  years ended June 30, 2006 and June 30, 2005                           32

Consolidated Statements of Shareholders' Equity for the years
  ended June 30, 2006 and June 30, 2005                                 33

Consolidated Statements of Cash Flows for the years ended
  June 30, 2006 and June 30, 2005                                       34

Notes to Consolidated Financial Statements                              35

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of The InterGroup Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of The InterGroup Corporation at June 30, 2006, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Irvine, California
September 27, 2006

                      THE INTERGROUP CORPORATION
                         CONSOLIDATED BALANCE SHEET

As of June 30,                                                 2006
                                                            -----------
                             ASSETS

Investment in real estate, at cost:
 Land                                                     $  25,989,000
 Buildings, improvements and equipment                       69,160,000
 Less: accumulated depreciation                             (19,867,000)
                                                            -----------
                                                             75,282,000
 Property held for sale                                       3,634,000
                                                            -----------
                                                             78,916,000
Investment in Justice Investors                               5,646,000
Cash and cash equivalents                                       583,000
Restricted cash                                               2,712,000
Investment in marketable securities                          29,186,000
Other investments                                             4,344,000
Prepaid expenses and other assets                             1,497,000
                                                            -----------
        Total Assets                                      $ 122,884,000
                                                            ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Mortgage notes payable                                   $  74,150,000
 Mortgage notes payable - property held for sale              4,106,000
 Due to securities brokers                                   11,532,000
 Obligation for securities sold                               6,635,000
 Line of credit                                               4,258,000
 Accounts payable and other liabilities                       3,405,000
 Deferred income taxes                                        3,887,000
                                                            -----------
        Total Liabilities                                   107,973,000
                                                            -----------
Minority Interest                                             5,668,000
                                                            -----------
Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $.01 par value, 2,500,000 shares
  authorized; none issued                                             -
Common stock - Class A, $.01 par value, 2,500,000
  shares authorized: none issued                                      -
Common stock, $.01 par value, 4,000,000 shares
  authorized; 3,193,745 shares issued and 2,359,862
  outstanding                                                    21,000
Additional paid-in capital                                    8,686,000
Retained earnings                                             9,350,000
Treasury stock, at cost, 833,883 shares                      (8,814,000)
                                                            -----------
        Total Shareholders' Equity                            9,243,000
                                                            -----------
        Total Liabilities and Shareholders' Equity        $ 122,884,000
                                                            ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         THE INTERGROUP CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended June 30,                           2006           2005
                                                   -----------    -----------

Real estate operations:
  Rental income                                   $ 12,014,000   $ 11,630,000
  Rental expenses:
    Property operating expenses                     (6,315,000)    (4,608,000)
    Mortgage interest expense                       (3,697,000)    (3,784,000)
    Real estate taxes                               (1,798,000)    (1,870,000)
    Depreciation                                    (2,362,000)    (2,409,000)
    Amortization                                             -       (555,000)
    Loss on early extinguishment of debt                     -       (160,000)
                                                   -----------    -----------
Loss from real estate operations                    (2,158,000)    (1,756,000)
                                                   -----------    -----------
Equity in net loss of Justice Investors             (4,564,000)    (2,303,000)
                                                   -----------    -----------
Investment transactions:
  Net investment gains(losses)                       4,921,000     (4,874,000)
  Impairment loss on other investments                (513,000)      (740,000)
  Dividend and interest income                         697,000        914,000
  Margin interest and trading expenses              (2,485,000)    (2,657,000)
                                                   -----------    -----------
    Income(loss) from investment transactions        2,620,000     (7,357,000)
                                                   -----------    -----------
Other income(expense):
  General and administrative expenses               (1,659,000)    (1,460,000)
  Other income                                         121,000        121,000
                                                   -----------    -----------
    Other expense                                   (1,538,000)    (1,339,000)
                                                   -----------    -----------
Loss before provision for income
 taxes and minority interest                        (5,640,000)   (12,755,000)

Provision for income tax benefit                     2,647,000      4,701,000
                                                   -----------    -----------
Loss before minority interest                       (2,993,000)    (8,054,000)
Minority interest benefit, net of tax                  487,000      1,443,000
                                                   -----------    -----------
Net loss from continuing operations               $ (2,506,000)  $ (6,611,000)
                                                   -----------    -----------
Discontinued operations:
  Net loss on discontinued operations             $   (222,000)  $   (553,000)
  Gain on sale of real estate                        1,321,000      6,069,000
  Provision for income tax expense                    (516,000)    (2,033,000)
                                                   -----------    -----------
Income from discontinued operations               $    583,000   $  3,483,000
                                                   -----------    -----------
Net loss                                          $ (1,923,000)  $ (3,128,000)
                                                   ===========    ===========
Loss per share from continuing operations
  Basic                                           $      (1.05)  $      (2.69)
  Diluted                                         $      (1.05)  $      (2.69)
                                                   ===========    ===========
Income per share from discontinued operations
  Basic                                           $       0.24   $       1.42
  Diluted                                         $       0.21   $       1.23
                                                   ===========    ===========
Net loss per share
  Basic                                           $      (0.81)  $      (1.27)
  Diluted                                         $      (0.81)  $      (1.27)
                                                   ===========    ===========

Weighted average number of shares outstanding        2,385,008      2,453,544
                                                   ===========    ===========
Diluted weighted average number of shares
  outstanding                                        2,754,008      2,821,044
                                                   ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          THE INTERGROUP CORPORATION
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                             Additional
                   Common     paid-in       Retained      Treasury
                    stock     capital       Earnings       Stock           Total
                   -------   ----------   -----------    -----------  -------------
Balance at
 June 30, 2004    $ 21,000   $8,686,000   $14,401,000    $(6,799,000)  $16,309,000

Net loss                                   (3,128,000)                  (3,128,000)

Purchase of
 treasury stock                                           (1,040,000)   (1,040,000)
                   -------   ----------   -----------    -----------   -----------
Balance at
 June 30, 2005     21,000    8,686,000    11,273,000     (7,839,000)   12,141,000

Net loss                                   (1,923,000)                  (1,923,000)

Purchase of
 treasury stock                                             (975,000)     (975,000)

                   -------   ----------   -----------    -----------   -----------
Balance at
 June 30, 2006     $21,000   $8,686,000   $ 9,350,000    $(8,814,000)  $ 9,243,000
                   =======   ==========   ===========    ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                        THE INTERGROUP COPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended June 30,                          2006           2005
                                                 -----------    -----------
Cash flows from operating activities:
Net loss                                         $(1,923,000)   $(3,128,000)
Adjustments to reconcile net loss
 to cash provided by operating activities:
  Depreciation of real estate                      2,362,000      2,409,000
  Depreciation - discontinued operations             149,000        495,000
  Amortization of intangible asset                         -        555,000
  Gain on sale of real estate                     (1,321,000)    (6,069,000)
  Loss on early extinguishment of debt                     -        160,000
  Equity in net loss of Justice Investors          4,564,000      2,303,000
  Net unrealized (gain)loss on investments        (2,873,000)     7,734,000
  Impairment loss on other investments               513,000        740,000
  Minority interest                                 (487,000)    (1,443,000)
  Changes in assets and liabilities:
   Restricted cash                                   269,000        572,000
   Prepaid expenses and other assets                 370,000      1,204,000
   Investment in marketable securities            (2,279,000)    34,632,000
   Other investments                              (2,689,000)    (1,716,000)
   Accounts payable and other liabilities           (107,000)      (958,000)
   Due to securities broker                        4,806,000    (15,719,000)
   Obligations for securities sold                 1,378,000    (16,328,000)
   Deferred taxes                                 (2,413,000)   (1,516,000)
                                                 -----------    ------------
Net cash provided by operating activities            319,000      3,927,000
                                                 -----------   ------------
Cash flows from investing activities:

  Net proceeds from sale of real estate            8,677,000     11,273,000
  Investment in real estate                                -     (1,467,000)
  Additions to buildings, improvements and
   equipment                                      (2,917,000)    (2,920,000)
  Investment in Santa Fe                            (260,000)      (197,000)
  Investment in Portsmouth                          (718,000)    (1,499,000)
  Investment in Justice Investors                   (180,000)             -
                                                 -----------    -----------
Net cash provided by investing activities          4,602,000      5,190,000
                                                 -----------    -----------
Cash flows from financing activities:

  Borrowings from mortgage notes payable           1,745,000      6,703,000
  Principal payments on mortgage notes payable    (3,921,000)   (16,002,000)
  Borrowings from(repayment of) line of credit    (2,055,000)     1,313,000
  Purchase of treasury stock                        (975,000)    (1,040,000)
                                                 -----------    -----------
Net cash used in financing activities             (5,206,000)    (9,026,000)
                                                 -----------    -----------
Net increase(decrease) in cash and cash
  equivalents                                       (285,000)        91,000
Cash and cash equivalents at beginning of
 period                                              868,000        777,000
                                                 -----------    -----------
Cash and cash equivalents at end of period       $   583,000    $   868,000
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

As of June 30, 2006 and 2005, the Company had the power to vote 78% and 76.9%, respectively, of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB: SFEF). Those percentages include the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company's Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI), which derives its revenue primarily as a general partner and a 50% limited partner in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Justice owns the land, improvements and leaseholds now known as the "Hilton San Francisco Financial District", a 549-room hotel in San Francisco, California (the "Hotel").

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

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS
144), "Accounting for Impairment or Disposal of Long-Lived Assets", the Company reviews its rental property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If expected future cash flows (undiscounted and excluding interest costs) are less than the carrying value of the rental asset, the asset is written down to its fair value. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived asset. No impairment losses on the investment in real estate have been recorded for the year ended June 30, 2006 and 2005.

Properties are classified as held for sale when management commits to a plan to sell the asset, the asset is available for immediate sale, an active program to locate a buyer has been initiated, the sale of the asset is probable, the sale of the asset is actively marketed and it is unlikely that significant changes to the sale plan will be made or withdrawn. As of June 30, 2006, the Company had one property classified as held for sale.

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

Investment in Marketable Securities

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the statement of operations.

Other Investments

Other investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and reviewed for impairment on a periodic basis.

Due to Securities Broker

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. Various securities brokers have advanced funds to the Company for the purchase of marketable securities under standard margin agreements. These advanced funds are recorded as a liability.

Obligation for Securities Sold

Obligation for securities sold represents the fair market value of shares sold with the promise to deliver that security at some future date and the fair market value of shares underlying the written call options with the obligation to deliver that security when and if the option is exercised. The obligation may be satisfied with current holdings of the same security or by subsequent purchases of that security. Unrealized gains and losses from changes in the obligation are included in the statement of operations.

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

Environmental Remediation Costs

Liabilities for environmental remediation costs are recorded and charged to expense when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Recoveries of such costs are recognized when received. As of June 30, 2006, there were no liabilities for environmental remediation.

The Company adopted Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143 ("FIN 47") during the fiscal year ended June 30, 2006. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and
(or) method of settlement. Accordingly, the Company is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The adoption of FIN 47 did not have any impact on the Company's consolidated balance sheet as of June 30, 2006 or its consolidated statements of operations or its consolidated statements of cash flows for the years ended June 30, 2006 and June 30, 2005.

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

During the years ended June 30, 2006 and 2005, the Company granted 12,000 and 15,000 options, respectively. Had the Company determined compensation expense based on the fair value for its stock options at grant date, net income(loss) and earnings(loss) per share would have been reduced to the pro forma amounts as follows:

  For the year ended June 30,                  2006           2005
                                           -----------     ----------
  Net loss                                 $(1,923,000)   $(3,128,000)
  Stock based employee
   Compensation expense*                       (56,000)       (77,000)
                                            ----------     ----------
  Pro forma net loss                       $(1,979,000)   $(3,205,000)

  Loss per share
   Basic as reported                       $     (0.81)   $     (1.27)
   Basic pro forma                         $     (0.83)   $     (1.31)
   Diluted as reported                     $     (0.81)   $     (1.27)
   Diluted pro forma                       $     (0.83)   $     (1.31)

*Determined under fair value based on method for awards net of related tax effects (40%).

The Black-Scholes option pricing model was used with the following weighted-average assumptions:


For the year ended June 30,                      2006           2005
                                              -----------   ------------
Risk free interest rate                          5.07%           3.87%
Dividend yield                                   0.00%           0.00%
Price volatility factor                         24.46           24.60
Weighted average expected life                     10              10
Fair value of each option granted               $7.71           $7.83
Aggregate fair value of options granted       $92,000        $129,000

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As of June 30, 2006, the Company had 369,000 stock options that were considered potentially dilutive common shares and 36,000 stock options that were considered anti-dilutive. These amounts were included in the calculation for diluted earnings per share. As of June 30, 2005, the Company had 367,500 stock options that were considered potentially dilutive common shares and 25,500 stock options that were considered anti-dilutive. These amounts were included in the calculation for diluted earnings per share.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ( FASB ) issued Statement of Financial Accounting Standards (SFAS) No. 123-R, Share-Based Payment. This Statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company, such as stock options, or (b) liabilities, such as those related to performance units, that are based on the fair value of the company s equity instruments or that may be settled by the issuance of such equity instruments.

SFAS No. 123-R, which is effective for the Company beginning in the first quarter of fiscal year 2007, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123-R permits public companies to adopt its requirements using one of two methods: (a) a modified prospective method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123-R for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123-R that remain unvested on the effective date or (b) a modified retrospective method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. The Company does not believe the adoption of SFAS No. 123(R) will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact, if any, of FIN 48 on its consolidated financial statements.


2.  Investment in Real Estate:

At June 30, 2006, the Company's investment in real estate consisted of twenty three properties located throughout the United States. These properties include nineteen apartment complexes, two single-family houses as strategic investments, and two commercial real estate properties, one of which serves as the Company's corporate headquarters. The Company also owns two unimproved real estate properties located in Irving, Texas and Maui, Hawaii.

In February 2006, the Company sold 5.4 acres of unimproved land in Pasadena, Texas for $467,000 and recognized a gain on the sale of $147,000. The Company received net proceeds after closing costs and attorney's fees of $437,000.

In December 2005, the Company sold its 54-unit apartment complex located in Irving, Texas for $3,100,000 and realized a gain on the sale of real estate of $598,000. The Company received net proceeds of $2,931,000 after selling costs and attorney's fees.

In November 2005, the Company sold its 5-unit apartment complex located in Los Angeles, California for $1,620,000 and realized a gain on the sale of real estate of $592,000. The Company received net proceeds of $870,000 after selling costs and attorney's fees and the repayment of the mortgage note in the amount of $660,000.

In August 2005, the Company sold its 112-unit apartment complex located in Austin, Texas for $4,400,000 and realized a net loss on the sale real estate
of $16,000.   The Company received net proceeds of $1,664,000 after selling costs and attorney's fees and the repayment of the mortgage note in the amount of $2,186,000.

In September 2004, the Company sold its 442-unit multi-family apartment complex located in Houston, Texas for $11,850,000. The Company realized a gain of $6,069,000 and received net proceeds of $11,273,000 after selling costs and attorneys' fees.

Under the provisions of the Statement of Financial Accounting Standards No.144, Accounting for Impairment or Disposal of Long-Lived Assets, for properties disposed of during the year or for properties for which the Company actively markets for sale at a price that is reasonable in relation to its market value, the properties are required to be classified as held for sale on the balance sheet and accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these properties have been reclassified from continuing operations for the year ended June 30, 2006 and 2005 and reported as income from discontinued operations in the consolidated statements of operations.

As of June 30, 2006, the Company had one property located in Texas classified
as held for sale.   The revenues and expenses from the operation for this
property along with the properties that were sold during the years ended June 30, 2006 and 2005 respectively, have been reclassified from continuing operations and reported as income from discontinued operations in the consolidated statements of operations for the respective years.
Revenues and expenses from the operation of these properties for the year ended June 30, 2006 and 2005 are summarized as follows:


For the year ended June 30,               2006               2005
                                       ----------        ----------
      Revenues                         $1,522,000       $ 2,922,000
      Expenses                         (1,744,000)       (3,475,000)
                                       ----------        ----------
      Net loss                           (222,000)         (553,000)
                                       ==========        ==========


Depreciation expense for the year ended June 30, 2006 and 2005, was $149,000 and $495,000, respectively.

3.  Marketable Securities and Other Investments:

At June 30, 2006, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included the statement of operations. Trading securities are summarized as follows:


As of June 30, 2006
                               Gross         Gross            Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $23,665,000    $6,802,000     ($1,281,000)      $5,521,000     $29,186,000


As of June 30, 2006, the Company had $647,000 of unrealized losses related to securities held for over one year.

As of June 30, 2006, the Company had net other investments of $4,344,000.
This balance includes gross other investments of $5,823,000, net an impairment loss of $1,479,000.

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2006, the Company had obligations for securities sold (equities short) of $6,635,000 and had no naked short positions.

Net gains on marketable securities on the statement of operations are comprised of realized and unrealized gains. Below is the composition of the two components for the years ended June 30, 2006 and 2005.

For the year ended June 30,                            2006             2005
                                                    -----------      -----------
Realized gains on marketable securities             $ 2,048,000      $ 2,860,000
Unrealized gains(losses) on marketable securities     2,873,000       (7,734,000)
                                                    -----------      -----------
Net gains(losses) on marketable securities            4,921,000      $(4,874,000)
                                                    ===========      ===========

4.  Investment in Justice Investors:

The Company has a 50% interest in Justice Investors. Justice owns the land, improvements and leaseholds now known as the "Hilton San Francisco Financial District", a 549-room hotel in San Francisco, California. Portsmouth is both a general and limited partner in Justice and oversees operations and shares management responsibilities with the other general partner. Portsmouth records its investment in Justice on the equity basis.

The Company amortizes on a straight-line basis the step up in the asset values which represents the excess purchase price over the underlying book value and is allocable to the depreciable assets of its investment in Justice Investors over 40 years, which approximates the remaining life of the primary asset, the hotel building.

For the Company's investment in Justice, to the extent that projected future undiscounted cash flows from the operation of the Hotel property are less than the carrying value of the asset, the investment would be considered impaired and the carrying value of the asset would be reduced to its fair value.
All significant partnership decisions require the active participation and approval of both general partners. The Company and Evon jointly consult and determine the amount of partnership reserves and the amount of cash to be distributed to the limited partners. Pursuant to the terms of the partnership agreement, voting rights of the partners are determined according to the partners' entitlement to share in the net profit and loss of the partnership. The Company is not entitled to any additional voting rights by virtue of its position as a general partner.

The partnership agreement also provides that no portion of the partnership real property can be sold without the written consent of the general and limited partners entitled to more than 72% of the net profit.

Historically, Justice's most significant income source was a lease between the Partnership and Felcor Lodging Trust, Inc. ("Felcor") for the Hotel portion of the property. Pursuant to a Settlement Agreement entered into on May 3, 2004, Felcor agreed to terminate its lease and surrender possession of the Hotel to Justice, on June 30, 2004. Effective July 1, 2004, Justice became the owner-operator of the Hotel, with the assistance of a Management Agreement with Dow Hotel Company, LLC. ("Dow") to perform the day-to-day management functions of the Hotel. The Partnership also derives income from the lease of the garage portion of the property to Evon and from a lease on the lobby level of the Hotel to Tru Spa. The Company also derives revenue from management fees from Justice for actively managing the hotel as a general partner.

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

The total cost of the construction-renovation project of the Hotel was approximately $36.4 million, which excludes approximately $630,000 in interest costs incurred during for the construction phase that were capitalized.

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

During the fiscal quarter ended March 31, 2006, Portsmouth conducted an assessment of its general and limited interest in Justice Investors under the new guidance provided by SOP 78-9-1. The Company determined that, under the limited partnership agreement, the limited partners of Justice do not have either "kick out rights" to remove Portsmouth as a general partner or "substantive participating rights" to direct the business of the Partnership. Significant in that assessment is the fact that the limited partners of Justice do not have the ability to dissolve (liquidate) the Partnership and effectively remove the general partners without the participation and consent of Portsmouth's 50.0% limited partnership interest since any action to sell the Partnership real property and dissolve the Partnership requires the approval of partners entitled to more than 72% of the net profit of the Partnership. Based on its assessment, Portsmouth has concluded that rights of the limited partners under the Partnership agreement do not overcome the presumption that Portsmouth, as a general partner and a significant limited partner, controls the Partnership in accordance with guidance set forth in FSP SOP 78-9-1. Thus, Portsmouth will be able to consolidate Justice and apply the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights.

Portsmouth will apply the guidance of FSP SOP 78-9-1 in its financial statements issued for the first reporting period of its fiscal year beginning July 1, 2006.

Condensed financial statements for Justice Investors are as follows:

                            JUSTICE INVESTORS
                         CONDENSED BALANCE SHEET

As of June 30,                                                 2006
                                                            ----------
Assets
Cash                                                      $  2,352,000
Other assets                                                 2,057,000
Property, plant and equipment, net of
  accumulated depreciation of $14,814,000                   42,146,000
Land                                                         1,124,000
                                                            ----------
    Total assets                                          $ 47,679,000
                                                            ==========
Liabilities and partners' capital
Total current liabilities                                 $  6,647,000
Long term liabilities                                       45,719,000
Partners' capital deficit                                   (4,687,000)
                                                            ----------
    Total liabilities and partners' capital               $ 47,679,000
                                                            ==========

                                JUSTICE INVESTORS
                        CONDENSED STATEMENTS OF OPERATIONS

For the year ended June 30,                    2006            2005
                                            ----------      ----------
Hotel revenue                            $   9,054,000    $ 12,930,000
Garage rent                                    945,000       1,005,000
Other income(loss)                          (2,195,000)         53,000
Operating expenses                         (16,405,000)    (16,218,000)
Loss on disposition of assets                        -      (1,991,000)
                                            ----------      ----------
Net loss                                 $  (8,601,000)   $ (4,221,000)
                                            ==========      ==========


5.  Mortgage Notes Payable:

As of June 30, 2006, the Company had mortgage debt outstanding of $78,256,000. The mortgages carry variable rates from 6.45% to 9.25% and fixed rates ranging from 4.35% to 7.95%.

In May 2004, the Company obtained a construction loan in the amount of $6,268,000 as part of a major renovation of its 30-unit apartment complex located in Los Angeles, California. In December 2005, the Company entered into a loan modification agreement with the bank and increased the loan amount to $7,286,000 with maturity on June 1. 2007. As of June 30, 2006, the balance on the construction loan was $6,878,000.

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

In August 2004, to facilitate the purchase of the land in Kihei, Maui, the Company obtained a loan in the amount of $750,000. The loan is for a term of three years at a floating interest rate equal to the bank's base rate (8.25% as of June 30, 2006) plus 1%. Interest only is payable monthly.

Each mortgage is secured by its respective land and building. Mortgage notes payable secured by real estate are comprised of the following information as of June 30, 2006:

                Number        Note            Note          Mortgage  Interest
  Property      of Units   Origination       Maturity        Balance     Rate
                              Date            Date
------------  ----------- --------------   ------------    ---------    -----

Los Angeles         30    May       2004   June      2007 $ 6,878,000   7.31%
Los Angeles      Office   September 2000   December  2013     767,000   6.45%
Los Angeles         24    March     2001   April     2031   1,693,000   7.15%
Los Angeles          5    July      2000   August    2030     428,000   7.59%
Los Angeles          1    November  2000   December  2030     461,000   8.44%
Kihei, Maui       Land    August    2004   August    2007     750,000   9.25%
                                                           ----------
                            Total variable interest debt  $10,977,000

Austin             249    June      2003   July      2023   7,762,000   5.46%
Florence           157    June      2005   July      2014   4,200,000   4.99%
Irving             224    July      2001   January   2008   4,106,000   7.01%
Las Colinas        358    April     2004   May       2013  19,696,000   4.99%
Morris County      151    April     2003   May       2013  10,118,000   5.43%
San Antonio        132    November  1998   December  2008   2,938,000   6.62%
St. Louis          264    June      1998   July      2008   5,352,000   6.73%
Los Angeles         31    July      2003   August    2033   4,009,000   4.35%
Los Angeles         27    October   1999   October   2029   1,811,000   7.73%
Los Angeles         14    October   1999   November  2029   1,069,000   7.89%
Los Angeles         12    November  2003   December  2018   1,014,000   6.38%
Los Angeles          9    November  1999   December  2029     799,000   7.95%
Los Angeles          8    May       2001   November  2029     556,000   7.00%
Los Angeles          7    November  2003   December  2018   1,048,000   6.38%
Los Angeles          4    November  2003   December  2018     713,000   6.38%
Los Angeles          2    February  2002   February  2032     436,000   6.45%
Los Angeles          1    October   2003   November  2033     507,000   5.75%
Los Angeles      Office   February  1999   April     2009   1,145,000   7.76%
                                                          -----------
                            Total fixed interest debt     $67,279,000
                                                          -----------
                              Total mortgages             $78,256,000
                                                          ===========

The annual combined aggregate principal payments on the mortgage notes payable for the five-year period commencing July 1, 2006, and thereafter, are as follows:

                 Year ending June 30,
                      2007               $ 8,038,000
                      2008                 5,963,000
                      2009                10,069,000
                      2010                 1,102,000
                      2011                 1,165,000
                      Thereafter          51,919,000
                                         -----------
                       Total             $78,256,000
                                         ===========

At June 30, 2006, the total outstanding mortgage balance approximates the estimated fair value of the outstanding debt.

6. Line of Credit:

In August 2004, the Company obtained a revolving $1,500,000 line of credit secured by its 31-unit property Los Angeles property. In June 2006, the balance of the line of credit of $1,400,000 was paid off.

In April 2004, the Company obtained a revolving $5,000,000 line of credit ("LOC"). The LOC carries a variable interest rate of 9.00% as of June 30, 2006. Interest is paid on a monthly basis. As of June 30, 2006, the balance of the LOC is $4,258,000. In July 2006, the LOC was renewed through October 2007.

7.  Income Taxes:

The provision for the Company's income tax benefit (expense) is comprised of the following:

For the year ended June 30,                   2006               2005
                                           ----------         ----------
Current tax expense                       $  (283,000)       $  (299,000)
Deferred tax benefit                        2,414,000          2,967,000
                                           ----------         ----------
                                          $ 2,131,000        $ 2,668,000
                                           ==========         ==========

The components of the deferred tax liability as of June 30, 2006, are as follows:

Net operating loss carryforwards                             $ 8,634,000
Capital loss carryforwards                                       295,000
Accruals and reserves                                            939,000
                                                              ----------
   Deferred tax assets                                         9,868,000
                                                              ----------
Deferred real estate gains                                   $(8,750,000)
Unrealized gains on marketable securities                     (2,299,000)
Depreciation                                                  (1,516,000)
Book/tax difference on investment in Justice Investors        (1,130,000)
State taxes                                                      (60,000)
                                                              ----------
   Deferred tax liabilities                                  (13,755,000)
                                                              ----------

Net deferred tax liability                                   $(3,887,000)
                                                              ==========

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:

For the year ended June 30,                          2006           2005
                                                 -----------    -----------
Income tax at federal statutory rates           $  1,544,000   $  2,382,000
State income taxes, net of federal benefit                 -        390,000
Dividend received deduction                           64,000        196,000
Other adjustments                                    523,000       (300,000)
                                                 -----------    -----------
   Total income tax benefit                      $ 2,131,000  $   2,668,000
                                                 ===========    ===========

As of June 30, 2006, the Company had net operating losses(NOLs) of $22,123,000 and $14,867,000 for federal and state purposes, respectively. Below is the break-down of the NOLs for Intergroup, Santa Fe and Portsmouth. The carryforward expires in varying amounts through the year 2025.

                                    Federal         State
                                  ----------    ----------
Intergroup                       $10,678,000   $ 6,735,000
Santa Fe                           5,357,000     2,351,000
Portsmouth                         6,088,000     5,781,000
                                  ----------    ----------
                                 $22,123,000   $14,867,000
                                  ==========    ==========

The Company also has capital losses available for carryforward of $660,000 and $802,000 for federal and state purposes, respectively. These carryforwards expire in varying amounts through 2011.


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

Information below represents reported segments for the years ended June 30, 2006 and 2005. Operating income for rental properties consist of rental income. Operating income(loss) from Justice Investors consist of the operations of the hotel and garage included in the equity in net income(loss) of Justice Investors. Operating income for investment transactions consist of net investment gains and dividend and interest income.

                                   Real Estate
                           -------------------------
Year ended                  Rental        Justice     Investment                                  Discontinued
June 30, 2006               Properties    Investors   Transactions     Other         Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $12,014,000   $(4,564,000)  $ 5,105,000  $          -   $ 12,555,000   $  1,522,000   $ 14,077,000
Operating expenses          (6,315,000)            -    (2,485,000)            -     (8,800,000)      (988,000)    (9,788,000)
Real estate taxes           (1,798,000)            -             -             -     (1,798,000)      (228,000)    (2,026,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   3,901,000    (4,564,000)    2,620,000             -      1,957,000        306,000      2,263,000
Gain on sale of real estate          -                                                               1,321,000      1,321,000
Mortgage interest expense   (3,697,000)            -             -             -     (3,697,000)      (379,000)    (4,076,000)
Depreciation                (2,362,000)            -             -             -     (2,362,000)      (149,000)    (2,511,000)
General and administrative
  Expense                            -             -             -    (1,659,000)    (1,659,000)             -     (1,659,000)
Other income                         -             -             -       121,000        121,000              -        121,000
Income tax expense                   -             -             -     2,647,000      2,647,000       (516,000)     2,131,000
Minority interest                    -             -             -       487,000        487,000              -        487,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(2,158,000)  $(4,564,000)  $ 2,620,000   $ 1,596,000  $  (2,506,000)  $    583,000   $ (1,923,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $75,282,000   $ 5,646,000   $33,530,000   $ 4,792,000  $ 119,250,000   $  3,634,000   $122,884,000
                           ===========   ===========   ===========   ===========   ============   ============   ============

                                  Real Estate
                           -------------------------
Year ended                  Rental        Justice     Investment                                  Discontinued
June 30, 2005               Properties    Investors   Transactions     Other         Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $11,630,000   $(2,303,000)  $(4,700,000) $          -   $  4,627,000   $  2,922,000   $  7,549,000
Operating expenses          (4,608,000)            -    (2,657,000)            -     (7,265,000)    (1,874,000)    (9,139,000)
Real estate taxes           (1,870,000)            -             -             -     (1,870,000)      (364,000)    (2,234,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   5,152,000    (2,303,000)   (7,357,000)            -     (4,508,000)       684,000     (3,824,000)
Gain on sale of real estate          -             -             -             -              -      6,069,000      6,069,000
Mortgage interest expense   (3,784,000)            -             -             -     (3,784,000)      (742,000)    (4,526,000)
Depreciation                (2,409,000)            -             -             -     (2,409,000)      (495,000)    (2,904,000)
Amort. of intangible asset    (555,000)            -             -             -       (555,000)             -       (555,000)
Loss on early termination
 Of debt                      (160,000)            -             -             -       (160,000)             -       (160,000)
General and administrative
  Expense                            -             -             -    (1,460,000)    (1,460,000)             -     (1,460,000)
Other income                         -             -             -       121,000        121,000              -        121,000
Income tax benefit(expense)          -             -             -     4,701,000      4,701,000     (2,033,000)     2,668,000
Minority interest                    -             -             -     1,443,000      1,443,000              -      1,443,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,756,000)  $(2,303,000) $ (7,357,000) $  4,805,000  $  (6,611,000)  $  3,483,000   $ (3,128,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $77,629,000   $ 9,522,000   $24,033,000   $ 7,884,000  $ 119,068,000   $ 8,237,000   $127,305,000
                           ===========   ===========   ===========   ===========   ============   ============   ============

9.  Supplemental Cash Flow Information:

Cash paid for margin interest for the year ended June 30, 2006 and 2005 was $969,000 and $904,000, respectively. Cash paid for interest on mortgage notes payable for the year ended June 30, 2006 and 2005 was $4,105,000 and $4,554,000, respectively. For the year ended June 30, 2006, the Company received net tax refunds of $216,000. For the year ended June 30, 2005, the Company made net tax payments of 113,000.


10.  Stock Option Plans

On December 8, 1998, the Company adopted and authorized a stock option plan (the "1998 Non-employee Directors Plan") for non-employee directors. The 1998 Non-employee Directors Plan provides for the granting of stock options to purchase shares of the Company's common stock to non-employee directors of the Company. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan may not exceed 150,000. During fiscal years 2006 and 2005, the Company granted stock options of 12,000 and 15,000 shares in each respective year, to the directors of the Company. These options have exercise prices of $18.00 and $11.75 per share, respectively. All 12,000 and 15,000 options granted during the year ended June 30, 2006 and 2005, respectively, were vested on the date of grant. The options have a term of 10 years.

On December 22, 1998, the Company adopted and authorized a stock option plan (the "1998 Key Officers Plan") for selected key officers. The 1998 Plan provides for the granting of stock options to purchase shares of the Company's common stock to key officers of the Company. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan may not exceed 300,000. On December 22, 1998, the Board of Directors of the Company granted a total of 225,000 stock options to the President and Chairman of the Company at an exercise price of $7.92 per share. As of June 30, 2006, all 225,000 options are vested.

Information relating to the stock options during the fiscal years ended June 30, 2005 and 2005 are as follows:

                                      Number of          Weighted-average
                                       Shares            Exercise Price
                                      ----------         ------------
Unexercised options
  outstanding at June 30, 2004:         378,000                  $ 9.58
Granted                                  15,000                  $ 9.52
Exercised                                     -                       -
Forfeited                                     -                       -
                                      ----------         ---------------
Unexercised options
  outstanding at June 30, 2005:         393,000                  $ 9.66
Granted                                  12,000                  $18.00
Exercised                                     -                       -
Forfeited                                     -                       -
                                      ----------         ---------------
Unexercised options
  Outstanding at June 30, 2006          405,000                   $9.91


As of June 30, 2006, 9,000 of the total 405,000 unexercised options outstanding were not yet vested.

Unexercised            Range of       Weighted Average  Weighted Average
Options                Exercise Price Exercise Price    Remaining Life
----------------      --------------  ----------------  ----------------
June 30, 2005          $7.92-$29.63      $ 9.66           4.23 years
June 30, 2006          $7.92-$29.63      $ 9.91           3.44 years


12.  Commitments and Contingencies:

The Company is a defendant or co-defendant in various other legal actions involving various claims incident to the conduct of its business. Most of these claims are covered by insurance. Management does not anticipate the Company to suffer any material liability by reason of such actions.


13.  Related Party Transactions:

Gary N. Jacobs, a Director of the Company, is of Counsel to the law firm of Christensen, Glaser, Fink, Jacobs, Weil & Shapiro, LLP ("the law firm"). Through May 31, 2000 he was a senior partner of said firm, which provides legal services to the Company when needed. During the year ended June 30, 2006, the Company made no payments to the law firm. During the year ended June 30, 2005, the Company made payments of approximately $44,000 to the law firm, $38,000 of which was incurred in fiscal 2004.

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

During the year ended June 30, 2006, Mr. Winfield did not receive any performance based compensation. During the year ended June 30, 2005, Mr.
Winfield was paid performance based compensation of $320,000.   Of the total
amount of the bonus for fiscal 2005, $57,000 was paid by Santa Fe and $4,000 was paid by Portsmouth.


14. Subsequent Events:

In July 2006, the Company listed its 30-unit apartment complex located in Los Angeles, California for sale.

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

None.


                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2005:

                         Position with
    Name                  the Company         Age       Term to Expire
------------------     ------------------     ---      -----------------
Class A Directors:

John V. Winfield      Chairman of the Board;   59    Fiscal 2006 Annual Meeting
(1)(4)(6)(7)          President and Chief
                      Executive Officer

Josef A.              Director and Vice        58    Fiscal 2006 Annual Meeting
Grunwald(2)(3)(7)     Chairman of the Board

Class B Directors:

Gary N. Jacobs
(1)(5)(6)(7)          Secretary; Director      61    Fiscal 2007 Annual Meeting

William J. Nance (1)
(2)(3)(4)(6)(7)       Director                 61    Fiscal 2007 Annual Meeting

Class C Director:

John C. Love          Director                 66    Fiscal 2008 Annual Meeting
(3)(4)(5)

Other Executive Officers:

David C. Gonzalez     Vice President           39      N/A
                      Real Estate

Michael G. Zybala     Asst. Secretary          54      N/A
                      and Counsel

David T. Nguyen       Treasurer and            33      N/A
                      Controller
------------------
(1)  Member of the Executive Committee
(2)  Member of the Administrative and Compensation Committee
(3)  Member of the Audit and Finance Committee
(4)  Member of the Real Estate Investment Committee
(5)  Member of the Nominating Committee
(6)  Member of the Securities Investment Committee
(7)  Member of the Special Strategic Options Committee

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

William J. Nance -- Mr. Nance is a Certified Public Accountant and private consultant to the real estate and banking industries. He is also President of Century Plaza Printers, Inc. Mr. Nance was first elected to the Board in 1984. He served as the Company's Chief Financial Officer from 1987 to 1990 and as Treasurer from 1987 to June 2002. Mr. Nance is also a Director of Santa Fe and Portsmouth. Mr. Nance also serves as a director of Goldspring, Inc., a public company.

Gary N. Jacobs -- Mr. Jacobs was appointed to the Board and as Secretary in 1998. Mr. Jacobs is Executive Vice President, General Counsel, Secretary and a Director of MGM MIRAGE (NYSE: MGG) and Of Counsel to the law firm of Christensen, Glaser, Fink, Jacobs, Weil & Shapiro, LLP. Through May 31, 2000, he was a partner of said firm and the head of the corporate department.

John C. Love -- Mr. Love was appointed to the Board in 1998. Mr. Love is an international hospitality and tourism consultant and a hotel broker. He was formerly a partner in the national CPA and consulting firm of Pannell Kerr Forster. He is Chairman Emeritus of the Board of Trustees of Golden Gate University in San Francisco. Mr. Love is also a Director of Santa Fe and Portsmouth.

David C. Gonzalez -- Mr. Gonzalez was appointed Vice President Real Estate of the Company on January 31, 2001. Over the past 17 years, Mr. Gonzalez has served in numerous capacities with the Company, including Controller and Director of Real Estate.

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


BOARD AND COMMITTEE INFORMATION

InterGroup's common stock trades on the NASDAQ Global Market (formerly the Nasdaq National Market) of the NASDAQ Stock Market LLC. It is also listed on the Pacific Exchange, Inc. InterGroup is a small business issuer under the rules and regulations of the Securities and Exchange Commission ("SEC"). With the exception of the Company's President and CEO, John V. Winfield, all of InterGroup's Board of Directors consists of "independent" directors as independence is defined by the applicable rules of the SEC and NASDAQ.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2006 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

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


Item 10.  Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the named Executive Officers of the Company who earned more than $100,000 (salary and bonus) for all services rendered to the Company and its subsidiaries for fiscal years 2006, 2005 and 2004. There are currently no employment contracts with the Executive Officers. No long-term compensation, options or stock appreciation rights were granted to any of the named Executive Officers during the last three fiscal years.


                         SUMMARY COMPENSATION TABLE

                                  Annual Compensation
                              --------------------------------------------
                                                                  Other Annual    All Other
Name and Principal Position    Year    Salary         Bonus       Compensation   Compensation
---------------------------    ----    ------      ------------   ------------   ------------
John V. Winfield               2006   $522,000(1)  $        -(2)   $67,500(3)     $85,000(4)
Chairman, President and        2005   $522,000(1)  $  320,000(2)   $52,500(3)     $85,000(4)
Chief Executive Officer        2004   $522,000(1)  $2,077,000(2)   $52,426(3)     $85,000(4)

David C. Gonzalez              2006   $180,000     $        -      $     -        $     -
Vice President                 2005   $180,000     $   25,000      $     -        $     -
Real Estate                    2004   $184,900     $   50,000      $70,579(5)     $     -

David T. Nguyen                2006   $176,500(6)  $        -      $     -        $     -
Treasurer and                  2005   $120,000(6)  $   12,000      $     -        $     -
Controller                     2004   $120,000(6)  $   12,000      $     -        $     -

Michael G. Zybala              2006   $ 90,000(7)  $        -      $18,000(8)     $     -
Vice President                 2005   $ 84,000(7)  $    8,000      $18,000(8)     $     -
Real Estate                    2004   $ 84,000(7)  $    8,000      $ 9,000(8)     $     -
---------------------------

(1) Mr. Winfield also serves as President and Chairman of the Board of the Company's subsidiary, Santa Fe, and Santa Fe's subsidiary, Portsmouth. Mr. Winfield received salary and directors fees of $267,000, $328,000 and $251,000 from those entities during fiscal years 2006, 2005 and 2004, respectively, which amounts are included in this item.

(2) These amounts reflect performance bonuses, paid by the Company and its subsidiary Santa Fe and Santa Fe's subsidiary, Portsmouth, based on the results of Mr. Winfield's management of the securities portfolios of those companies for the fiscal years ended June 30, 2006, 2005 and 2004. Of the total amount of the bonus for fiscal 2005, $57,000 was paid by Santa Fe and $4,000 was paid by Portsmouth. For fiscal 2004, $211,000 was paid by Santa Fe and $407,000 was paid by Portsmouth. No performance bonus was paid for fiscal 2006.

(3) Amounts include an auto allowance and compensation for a portion of the salary of an assistant. The auto allowance was $15,000, $15,000 and $15,000 during fiscal years 2006, 2005 and 2004, respectively. The amount of compensation related to the assistant was approximately $53,000, $38,000 and $38,000 during fiscal years 2006, 2005 and 2004, respectively.

(4) During fiscal 2006, 2005 and 2004, the Company and its subsidiaries also paid annual premiums in the total amount of $85,000 for split dollar whole life insurance policies owned by, and the beneficiary of which are, a trust for the benefit of Mr. Winfield's family. Of the $85,000 in premiums paid each year, Santa Fe and Portsmouth paid $43,000 of that amount. The Company has a secured right to receive, from any proceeds of the policies, reimbursement of all premiums paid prior to any payment to the beneficiary.

(5) Amount shown reflects the cost of an automobile purchased by the Company for Mr. Gonzalez.

(6) Mr. Nguyen's salary and bonuses are allocated approximately 50% to the Company and 50% to Santa Fe and Portsmouth.

(7) Mr. Zybala's salary and bonuses are allocated approximately 25% to the Company and 75% to Santa Fe and Portsmouth.

(8) Amounts are for Special Hotel Committee fees paid by Portsmouth.


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

Internal Revenue Code Limitations
Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation. Since InterGroup, Santa Fe and Portsmouth are each public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity. For fiscal years 2006 and 2005 no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

                  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The Company did not have any individual grants of stock options or Stock Appreciation Rights ("SARs") during the year ended June 30, 2006 to any named executive officer.


              AGGREGATE OPTIONS/SAR EXERCISES IN THE LAST FISCAL YEAR
                  AND FISCAL YEAR END OPTION/SAR VALUES


The following table contains information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs (adjusted for March 31, 2003 stock split):

                                              Number of Securities
              Shares                         Underlying Unexercised      Value of Unexercised
           Acquired on        Value            Options/SARs as of        In-the-Money Options/
Name       Exercise (#)     Realized ($)          June 30, 2006            at June 30, 2006
----       ------------     -----------      -----------------------      --------------------
                                           Exercisable/Unexercisable   Exercisable/Unexercisable
                                           -------------------------   -------------------------
John V.
Winfield            -      $     -                225,000/0                 $1,775,250/$0(1)

David C.
Gonzalez            -      $     -                  6,000/9,000             $   15,840/$23,760(1)
--------------

(1) Based on the closing price of the Company's Common Stock on June 30, 2006 of $15.81 per share.


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

Pursuant to the Plan, the following non-employee directors of the Company were granted options during fiscal 2006 to purchase 2,400 shares each of the Common Stock of the Company: Josef A. Grunwald; William J. Nance; Mildred Bond Roxborough; Gary N. Jacobs; and John C. Love. The exercise price for the options is $18.00 per share, which was the closing price (adjusted for stock split) of the Company's Common Stock on the Nasdaq National Market System as of the date of grant on July 1, 2005. Those grants were limited to 2,400 shares since all of the options authorized to be issued under the Plan had been issued.


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

The exercise price of the option shall be determined at the time of grant and shall not be less than 100% of the fair market value of the Common Stock at the time of the grant of the option. The term of the option shall not exceed 10 years from the date on which the option is granted. The vesting schedule for the options and the method or time that when the option may be exercised in whole or in part shall be determined by the Committee. However, in no event shall an option be exercisable within six months of the date of grant in the case of an optionee subject to Section 16(b) of the Exchange Act. Subject to certain exceptions, the option shall terminate six months after the optionee's employment with the Company terminates. No options to purchase shares were granted pursuant to the Key Employee Plan during fiscal 2006.


Compensation of Directors

Each director is paid a fee of $1,500 per quarter for a total annual compensation of $6,000. The Chairman of the Board of Directors is eligible to receive $9,000 per annum. Directors also are eligible to receive $500 for each committee meeting attended and $600 for each committee meeting chaired. Members of the Audit Committee receive a fee of $500 per quarter. Directors who are also Executive Officers do not receive any fee for attending Board or Committee meetings. As an Executive Officer, the Company's Chairman has also elected to forego his annual board fee. The Directors are also eligible for grants of options to purchase shares of the Company's Common Stock pursuant to the 1998 Stock Option Plan for Non-Employee Directors. As discussed above, all of the options authorized to be issued under that Plan were exhausted effective with the July 1, 2005 option grant. It is expected that the Board of Directors will review the form and amounts of compensation that the Company pays to its directors so that it can continue to attract and retain qualified directors.

Except for the foregoing, there are no other arrangements for compensation of Directors and there are no employment contracts between the Company and its Directors or any change in control arrangements.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of September 12, 2006, certain information with respect to the beneficial ownership of Common Stock of the Company (adjusted for stock split) owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.


Name and Address of           Amount and Nature
Beneficial Owner (1)         of Beneficial Owner(2)     Percentage(3)
--------------------        ----------------------     -------------

John V. Winfield               1,613,907(4)                 62.5%

Josef A. Grunwald                126,861(3)                  5.3%

William J. Nance                  77,697(3)                  3.3%

Gary N. Jacobs                    29,775(3)(5)               1.2%

John C. Love                      26,400(3)                  1.1%

David C. Gonzalez                 21,750(6)                    *

Michael G. Zybala                      0                       *

David T. Nguyen                        0                       *

All Directors and
Executive Officers as a
Group (9 persons)              1,896,390                    70.1%
------------------
*  Ownership does not exceed 1%.

(1) Unless otherwise indicated, the address for the persons listed is 820 Moraga Drive, Los Angeles, CA 90049.

(2) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(3) Percentages are calculated on the basis of 2,356,650 shares of Common Stock outstanding at September 12, 2006, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. The following options are included in director's shares: Josef A. Grunwald-32,400; William J. Nance-32,400; Gary N. Jacobs-26,400; John C. Love-26,400.

(4) Includes 225,000 shares of which Mr. Winfield has the right to acquire pursuant to options

(5) Other than his options, all shares of Mr. Jacobs are held by the Gary and Robin Jacobs Family Trust.

(6) Includes 6,000 shares of which Mr. Gonzalez has the right to acquire pursuant to options.

As of September 12, 2006, there were approximately 540 shareholders of record and more than 1,400 beneficial holders of the Company's Common Stock.

Changes in Control Arrangements

There are no arrangements that may result in a change in control of the Company.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2006 (adjusted for March 31, 2003 stock split), with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:


Plan category       Securities to     Weighted average   Remaining available
                      be issued       exercise price     for future issuance
                    upon exercise     of outstanding        under equity
                    of outstanding       options         compensation plans
                       options,        warrants and         (excluding
                     warrants and         rights             securities
                       rights                               reflected in
                                                             column (a))
                         (a)                (b)                 (c)
-------------------  ------------      -------------     -------------------

Equity compensation
plans approved by
security holders       390,000             $9.91               60,000

----------------------------------------------------------------------------

Equity compensation
plans not approved
by security holders      None               N/A                 None

----------------------------------------------------------------------------
     Total             390,000             $9.91               60,000
----------------------------------------------------------------------------

Item 12.  Certain Relationships and Related Transactions.

On December 4, 1998, the Administrative and Compensation Committee authorized the Company to obtain whole life and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal 2006 and 2006, the Company paid annual premiums in the amount of approximately $85,000 for the split dollar insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

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

The Company, its subsidiary Santa Fe and Santa Fe's subsidiary, Portsmouth, have established performance based compensation programs for Mr. Winfield's management of the securities portfolios of those companies. For the fiscal years ended June 30, 2005, Mr. Winfield received, in the aggregate, performance based compensation in the amount of $320,000. Of the total amount of the bonus for fiscal 2005, $57,000 was paid by Santa Fe and $4,000 was paid by Portsmouth. No performance bonus was paid for fiscal 2006. The performance based compensation was approved by the disinterested members of the respective Boards of Directors of the Company and its subsidiaries.

Gary N. Jacobs, a Director of the Company, is Of Counsel to the law firm of Christensen, Glaser, Fink, Jacobs, Weil & Shapiro, LLP. Through May 31, 2000 he was a senior partner of said firm, which provided legal services to the Company during the year ended June 30, 2005. No payments were made to this firm during the year ended June 30, 2006. During the year ended June 30, 2005, the Company made payments of approximately $44,000 to Christensen, Glaser, Fink, Jacobs, Weil & Shapiro, LLP, $38,000 of which was incurred in fiscal 2004.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2006 and 2005 for professional services rendered by PricewaterhouseCoopers LLP, the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

                                            Fiscal Year
                                       --------------------
                                         2006        2005
                                       --------    --------
        Audit Fees                     $470,000    $244,000
        Audit-Related Fees             $      -    $      -
        Tax Fees                       $      -    $      -
        All Other Fees                 $      -    $      -


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

Date: September 28, 2006         by /s/ John V. Winfield
      ------------------            ---------------------------------------
                                    John V. Winfield, Chairman of the Board,
                                    President and Chief Executive Officer


Date: September 28, 2006         by /s/ David T. Nguyen
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


Date: September 28, 2006            /s/ John V. Winfield
      ------------------            ---------------------------------------
                                    John V. Winfield, Chairman of the Board,
                                    President and Chief Executive Officer


Date: September 28, 2006            /s/ Josef A. Grunwald
      ------------------            ----------------------------------------
                                    Josef A. Grunwald, Vice Chairman of Board


Date: September 28, 2006            /s/ Gary N. Jacobs
      ------------------            ---------------------------------------
                                    Gary N. Jacobs, Director


Date: September 28, 2006            /s/ John C. Love
      ------------------            ---------------------------------------
                                    John C. Love, Director


Date: September 28, 2006            /s/ William J. Nance
      ------------------            ---------------------------------------
                                    William J. Nance, Director