Form 10QSB
period 2006-09-30
INTERGROUP CORP
filed 2006-11-14
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of November 10, 2006 were 2,356,358 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                                   INDEX
                          THE INTERGROUP CORPORATION


PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet
      As Of September 30, 2006 (unaudited)                             3

    Consolidated Statements of Operations (unaudited)
      For the Three Months Ended September 30, 2006 and 2005           4

    Consolidated Statements of Cash Flows (unaudited)
      For the Three Months Ended September 30, 2006 and 2005           5

    Notes to Consolidated Financial Statements                         6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               13

  Item 3. Controls and Procedures                                     19



Part  II.  OTHER INFORMATION

  Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                                20

  Item 5.  Other Information                                          21

  Item 6.  Exhibits and Reports on Form 8-K                           21


SIGNATURES                                                            22

                                      PART I
                               FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                       THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)

As of September 30,                                                  2006
                                                                  -----------
                                      ASSETS
 Investment in hotel, at cost:
    Land                                                         $  1,124,000
    Furniture and equipment                                        15,095,000
    Building and improvements                                      42,204,000
    Accumulated depreciation                                      (15,827,000)
                                                                  -----------
                                                                   42,586,000
 Investment in real estate, at cost:
    Land                                                           23,626,000
    Buildings, improvements and equipment                          61,318,000
    Accumulated depreciation                                      (20,275,000)
                                                                  -----------
                                                                   64,669,000
    Property held for sale                                         14,021,000
                                                                  -----------
                                                                   78,690,000

  Cash and cash equivalents                                         3,104,000
  Restricted cash                                                   2,852,000
  Investment in marketable securities                              19,787,000
  Other investments                                                 5,394,000
  Prepaid expenses and other assets                                13,234,000
                                                                  -----------
    Total assets                                                 $165,647,000
                                                                  ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due to securities broker                                          8,965,000
  Obligation for securities sold                                    2,671,000
  Line of credit                                                    4,258,000
  Accounts payable and other liabilities                           11,070,000
  Mortgage note payable - hotel                                    45,617,000
  Mortgage note payable - real estate                              67,019,000
  Mortgage note payable - property held for sale                   11,289,000
  Deferred income taxes                                             3,887,000
                                                                  -----------
    Total liabilities                                             154,776,000
                                                                  -----------
Minority interest                                                   2,729,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,193,745 issued, 2,356,358 outstanding                             21,000
  Common stock, Class A $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                 8,305,000
  Treasury stock, at cost, 837,387 shares                          (8,870,000)
                                                                  -----------
    Total shareholders' equity                                      8,142,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $165,647,000
                                                                  ===========

The accompanying notes are an integral part of the consolidated financial statements.


                     THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the Three Months ended September 30,                 2006           2005
                                                     -----------    -----------
Justice Investors operations:
  Hotel and garage revenue                          $  7,592,000   $          -
    Operating expenses                                (6,360,000)             -
    Interest expense                                    (749,000)             -
    Real estate taxes                                   (180,000)             -
    Depreciation and amortization                     (1,034,000)             -
                                                     -----------    -----------
  Loss from Justice Investors operations                (731,000)             -
                                                     -----------    -----------
Real estate operations:
  Rental income                                        3,173,000      3,028,000
    Property operating expense                        (1,461,000)    (1,430,000)
    Mortgage interest expense                           (915,000)      (944,000)
    Real estate taxes                                   (443,000)      (439,000)
    Depreciation                                        (595,000)      (620,000)
                                                     -----------    -----------
  Loss from real estate operations                      (241,000)      (405,000)
                                                     -----------    -----------
Equity in net loss of Justice Investors                        -       (727,000)
                                                     -----------    -----------
Investment transactions:
  Net losses on marketable securities                   (880,000)       (11,000)
  Impairment loss on other investments                         -        (58,000)
  Dividend and interest income                            58,000        302,000
  Margin interest and trading expenses                  (480,000)      (560,000)
                                                     -----------    -----------
  Loss from investment transactions                   (1,302,000)      (327,000)
                                                     -----------    -----------
Other income(expense):
  General and administrative expense                    (394,000)      (338,000)
  Amortization of excess purchase price - Justice        (60,000)       (60,000)
  Other income                                                 -         13,000
                                                     -----------    -----------
  Other expense                                         (454,000)      (385,000)
                                                     -----------    -----------
 Loss before provision for income taxes and
  minority interest                                   (2,728,000)    (1,844,000)

Provision for income tax benefit                       1,075,000        707,000
                                                     -----------    -----------
Loss before minority interest                         (1,653,000)    (1,137,000)
Minority interest benefit, net of tax                    643,000        321,000
                                                     -----------    -----------
Loss from continuing operations                     $ (1,010,000)  $   (816,000)
                                                     -----------    -----------

Discontinued operations:
  Net loss on discontinued operations               $    (58,000)  $   (161,000)
  Gain(loss) on sale of real estate                            -        (24,000)
  Provision for income tax benefit                        23,000         71,000
                                                     -----------    -----------
Loss from discontinued operations                   $    (35,000)  $   (114,000)
                                                     -----------    -----------
Net loss                                            $ (1,045,000)  $   (930,000)
                                                     ===========    ===========

Loss per share from continuing operations
  Basic                                             $      (0.43)  $      (0.34)
  Diluted                                           $      (0.43)  $      (0.34)
                                                     ===========    ===========
Loss per share from discontinued operations
  Basic                                             $      (0.01)  $      (0.05)
  Diluted                                           $      (0.01)  $      (0.05)
                                                     ===========    ===========
Loss per share
  Basic                                             $      (0.44)  $      (0.39)
  Diluted                                           $      (0.44)  $      (0.39)
                                                     ===========    ===========

Weighted average number of shares outstanding          2,357,146      2,403,192
                                                     ===========    ===========
Diluted weighted average number of shares
  outstanding                                          2,726,146      2,770,692
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


                          THE INTEGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

For the Three Months ended September 30,                 2006           2005
                                                      -----------    -----------
Cash flows from operating activities:
  Net loss                                           $ (1,045,000)  $   (930,000)
  Adjustments to reconcile net loss to
   cash provided by(used in) operating
   activities:
    Depreciation and amortization                       1,628,000        620,000
    Depreciation - discontinued operations                      -         68,000
    Impairment loss on other investments                        -         58,000
    Loss on sale of real estate                                 -         24,000
    Net unrealized loss(gains) on investments           1,352,000       (170,000)
    Equity in net loss from Justice Investors                   -        787,000
    Minority interest benefit                            (643,000)      (321,000)
    Changes in assets and liabilities:
      Restricted cash                                    (140,000)        (2,000)
      Investment in marketable securities               8,047,000        847,000
      Prepaid expenses and other assets                (2,675,000)    (3,459,000)
      Accounts payable and other liabilities            1,018,000        187,000
      Due to broker                                    (2,567,000)     3,479,000
      Obligation for securities sold                   (3,964,000)    (1,880,000)
                                                      -----------    -----------
  Net cash provided by(used in) operating activities    1,011,000       (692,000)
                                                      -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable                  325,000              -
  Principal payments on mortgage notes payable           (375,000)    (2,377,000)
  Payment on line of credit                                     -       (255,000)
  Purchase of treasury stock                              (56,000)      (375,000)
                                                      -----------    -----------
  Net cash used in financing activities                  (106,000)    (3,007,000)
                                                      -----------    -----------
Cash flows from investing activities:
  Net proceeds from sale of real estate                         -      3,785,000
  Additions to buildings, improvements
   and equipment                                         (718,000)      (164,000)
  Purchase of Santa Fe stock                              (18,000)             -
                                                      -----------    -----------
  Net cash (used in)provided by investing activities     (736,000)     3,621,000
                                                      -----------    -----------
Net increase(decrease) in cash and cash
 equivalents                                              169,000        (78,000)
Cash and cash equivalents at beginning of
 period                                                 2,935,000        868,000
                                                      -----------    -----------
Cash and cash equivalents at end of period           $  3,104,000   $    790,000
                                                      ===========    ===========

Supplemental disclosure of non-cash activities:
 Consolidation of Justice Investors
  Gross components:
   Assets(including cash of $2,352,000)             $(42,975,000)   $         -
   Liabilities                                        52,366,000              -
   Investment in Justice                              (7,321,000)             -
   Minority interest                                  (2,343,000)             -


The accompanying notes are an integral part of the consolidated financial statements.

                         THE INTERGROUP CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.  General

The consolidated financial statements included herein are unaudited; however, in the opinion of The InterGroup Corporation ("InterGroup" or the "Company"), the interim financial information contains all adjustments, including normal recurring adjustments, necessary to present fairly the results for the interim period. These consolidated financial statements include the accounts of the Company and its subsidiaries and should be read in conjunction with the Company's June 30, 2006 audited consolidated financial statements and notes thereto.

As of September 30, 2006, the Company had the power to vote 78.1%, of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB: SFEF). Santa Fe's revenue is primarily generated through its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI). Portsmouth's operations primarily consist of owning and managing a hotel property as a general partner and a 50% limited partner in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Santa Fe, Portsmouth and Justice are consolidated into the Company's financial statements. See Note 4 regarding the consolidation of Justice.

Certain prior quarter balances have been reclassified to conform with the current quarter presentation.

The results of operations for the three months ended September 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2007.

Property held for sale

Properties are classified as held for sale when management commits to a plan to sell the asset, the asset is available for immediate sale, an active program to locate a buyer has been initiated, the sale of the asset is probable, the sale of the asset is actively marketed and it is unlikely that significant changes to the sale plan will be made or withdrawn. As of September 30, 2006, the Company had two properties classified as held for sale.


Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As of September 30, 2006, the Company had 369,000 stock options that were considered potentially dilutive common shares and 36,000 stock options that were considered anti-dilutive. As of September 30, 2005, the Company had 367,500 stock options that were considered potentially dilutive common shares and 37,500 stock options that were considered anti-dilutive. These amounts were included in the calculation for diluted earnings per share.

Stock-Based Compensation Plans

As of September 30, 2006, the Company has two stock option plans, which are more fully described in Note 1 of the Company's Annual Report on Form 10-KSB for fiscal year ended June 30, 2006. On July 1, 2006, the Company implemented Statement of Financial Accounting Standards 123(R), "Share-Based Payments" ("SFAS No. 123R") which replaced SFAS No. 123 and supercedes Opinion No. 25 and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the "modified prospective method" where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2006. Additionally, compensation expense for unvested stock options that are outstanding at July 1, 2006 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option pricing model.

During the quarter ended September 30, 2006, there were no options granted, exercised or vested. Accordingly, no stock-based compensation expense was recognized during the period. Since inception of the two stock options plans, there have been no options exercised. During the fiscal year ended June 30, 2007, it is expected that 2,250 employee options will be vested. However, the fair value of the vested options is considered immaterial.

The following table summarizes the stock option activity for the periods indicated:

                                      Number of          Weighted-average
                                       Shares            Exercise Price
                                      ----------         ---------------
Unexercised options
  Outstanding at July 1, 2006            405,000                   $9.91
Granted                                       -                       -
Exercised                                     -                       -
Forfeited                                     -                       -
                                      ----------         ---------------
Unexercised options
  Outstanding at September 30, 2006      405,000                   $9.91
                                      ==========         ===============


As of September 30, 2006, of the total 405,000 unexercised options outstanding, $9,000 were not yet vested.

Unexercised            Range of       Weighted Average  Weighted Average
Options                Exercise Price Exercise Price    Remaining Life
----------------      --------------  ----------------  ----------------
September 30, 2006      $7.92-$29.63      $ 9.91           3.20 years

Prior to the adoption to SFAS No 123R, the Company accounted for stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Directors and Employees. The following table illustrates the effect on the three months ended September 30, 2005 net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148:

For the three months ended September 30,         2005
                                                  ------------
  Net loss                                   $  (930,000)
  Stock based employee
   Compensation expense                          (44,000)
                                             ------------
  Pro forma net loss                         $  (974,000)
                                             ============
  Loss per share
   Basic as reported                         $     (0.39)
   Basic pro forma                           $     (0.41)
   Diluted as reported                       $     (0.39)
   Diluted pro forma                         $     (0.41)


2. Investment in Real Estate

As of September 30, 2006, the Company has listed for sale its 224-unit and its 30-unit apartment buildings located in Irving, Texas and Los Angeles, California, respectively.

Under the provisions of the Statement of Financial Accounting Standards No.144, Accounting for Impairment or Disposal of Long-Lived Assets, for properties disposed of or listed for sale during the year, the revenues and expenses are accounted for under discontinued operations in the statement of operations.
The revenues and expenses from the operation of these properties have been reclassified from continuing operations for the three months ended September 30, 2006 and September 30, 2005 and reported as income from discontinued operations in the consolidated statements of operations.

The revenues and expenses from the operation of the properties that were sold or listed for sale during three months ended September 30, 2006 and September 30, 2005, are summarized as follows:

For the three months ended September 30      2006               2005
                                          ----------        ----------
      Revenues                            $  448,000       $   454,000
      Expenses                              (506,000)         (615,000)
                                          ----------        ----------
      Net loss                               (58,000)         (161,000)
                                          ==========        ==========

Depreciation expense for the three months ended September 30, 2006 and September 30, 2005, was zero and $68,000, respectively.


3.  Investment in Marketable Securities:

The Company's investment portfolio consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At September 30, 2006, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings.
Trading securities are summarized as follows:


As of September 30, 2006
                             Gross              Gross             Net               Market
Investment    Cost       Unrealized Gain   Unrealized Loss    Unrealized Gain        Value
---------- -----------   ---------------   ---------------    ---------------     -----------
Corporate
Equities   $16,173,000      $4,905,000       ($1,291,000)        $3,614,000       $19,787,000


As of September 30, 2006, the Company had $822,000 of unrealized losses related to securities held for over one year.

As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of September 30, 2006, the Company had obligations for securities sold (equities short) of $2,671,000.

Net gains on marketable securities on the statement of operations are comprised of realized and unrealized gains. Below is the composition of the two components for the three months ended September 30, 2006 and September 30, 2005, respectively.


For the three months ended September 30,               2006             2005
                                                    -----------      -----------
Realized gains(losses) on marketable securities     $   472,000      $  (181,000)
Unrealized (losses)gains on marketable securities    (1,352,000)         170,000
                                                    -----------      -----------
Net losses on marketable securities                    (880,000)     $   (11,000)
                                                    ===========      ===========

4.  Investment in Justice Investors:

Justice Investors owns the land, improvements and leaseholds now known as the Hilton San Francisco Financial District, a 549-room hotel located at 750 Kearny Street, San Francisco, California (the "Hotel").

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

Under the amendment to paragraph .09 of SOP 78-9 the general partners of a limited partnership should be deemed to control a limited partnership; however, the rights of the limited partners may overcome that presumption of control. The guidance in EITF Issue No. 04-5 should be used to determine whether the rights of the limited partners overcome the presumption of control by the general partners. The presumption of control is not overcome by the rights of the limited partners and if a single general partner controls the limited partnership, that general partner should consolidate the limited partnership and apply the principles of accounting applicable for investments in subsidiaries. For existing partnership agreements such as Justice Investors, the guidance should be applied in financial statements issued for the first reporting period in the fiscal years beginning after December 15, 2005.

During the fiscal quarter ended March 31, 2006, Portsmouth conducted an assessment of its general and limited interest in Justice Investors under the new guidance provided by SOP 78-9-1. The Company determined that, under the limited partnership agreement, the limited partners of Justice do not have either "kick out rights" to remove Portsmouth as a general partner or "substantive participating rights" to direct the business of the Partnership. Significant in that assessment is the fact that the limited partners of Justice do not have the ability to dissolve (liquidate) the Partnership and effectively remove the general partners without the participation and consent of Portsmouth's 50.0% limited partnership interest since any action to sell the Partnership real property and dissolve the Partnership requires the approval of partners entitled to more than 72% of the net profit of the Partnership. Based on its assessment, Portsmouth concluded that rights of the limited partners under the Partnership agreement do not overcome the presumption that Portsmouth, as a general partner and a significant limited partner, controls the Partnership in accordance with guidance set forth in FSP SOP 78-9-1. Thus, effective with the first reporting period of its fiscal year beginning July 1, 2006, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights and has consolidated the financial statements of Justice with those of the Company.

For the three months ended September 30, 2006, the results of operations for Justice were consolidated with those of Portsmouth. However, for the three months ended September 30, 2005, Portsmouth's investment in Justice was accounted for under the equity method. For comparative purposes, the statement of operations for Justice for the three months ended September 30, 2006 and September 30, 2005 are disclosed below.

Significant to note is the operations of the Hotel were temporarily closed down effective May 31, 2005, to complete the substantial renovations of the Hotel required by the Hilton Franchise Agreement. Thus, the Hotel did not generate any room or food and beverage revenues during the first quarter of fiscal 2005. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, remained open during the renovation work. As of January 12, 2006 the Hotel renovation work was substantially completed, at which time Justice obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which increased as the Hotel transitioned into full operations by the end of February 2006.

                                JUSTICE INVESTORS
                             STATEMENTS OF OPERATIONS

For the three months ended September 30,       2006            2005
                                            ----------      ----------
Revenues:
 Hotel rooms                              $  5,881,000     $         -
 Food and beverage                           1,015,000               -
 Rent - hotel garage                           430,000         157,000
 Other                                         266,000         121,000
   Total revenues                           ----------      ----------
                                             7,592,000         278,000
Operating expenses:
 Hotel rooms                                (1,917,000)         (6,000)
 Food and beverage                          (1,300,000)       (103,000)
 Other operating expenses                   (2,334,000)       (320,000)
 Interest expense                             (749,000)       (141,000)
 Real estate taxes                            (180,000)       (133,000)
 Depreciation and amortization              (1,034,000)       (140,000)
 General and administrative                   (822,000)       (900,000)
                                            ----------      ----------
   Total expenses                           (8,336,000)     (1,743,000)
                                            ----------      ----------
                                              (744,000)     (1,465,000)
Intercompany eliminations                       13,000          11,000
                                            ----------      ----------
Net loss                                  $   (731,000)    $(1,454,000)
                                            ==========      ==========

During the three months ended September 30, 2006, Portsmouth received monthly general partner management fees in the amount of $13,000 from Justice Investors. This amount was eliminated from Justice operating expenses during consolidation.

Below are the comparative standalone statements of operations for the Hotel for the indicated periods.

For the three months ended September 30,          2006           2005
                                               -----------     ----------
Operating revenue:
 Room                                         $  5,881,000    $         -
 Food and beverage                               1,015,000              -
 Other operating revenue                           178,000              -
                                               -----------     ----------
  Total operating revenue                        7,074,000              -
                                               -----------     ----------
Operating expenses:
 Rooms                                          (1,917,000)        (6,000)
 Food and beverage                              (1,300,000)      (103,000)
 Other operating expenses                       (3,214,000)      (509,000)
                                               -----------     ----------
  Total operating expenses                      (6,431,000)      (618,000)
                                               -----------     ----------
Net income(loss) from Hotel operations             643,000       (618,000)
Net expenses at Justice Investors               (1,374,000)      (836,000)
                                               -----------     ----------
Net loss from Justice Investors               $   (731,000)   $(1,454,000)
                                               ===========     ==========

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

Information below represents reported segments for the three months ended September 30, 2006 and September 30, 2005. Operating income for rental properties consists of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage. Operating income(loss) for investment transactions consist of net investment gains(losses)and dividend and interest income.


                                 Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment                                 Discontinued
September 30, 2006          Properties     Investors   Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 3,173,000   $ 7,592,000   $  (822,000) $          -   $  9,942,000   $    448,000   $ 10,390,000
Operating expenses          (1,461,000)   (6,360,000)     (480,000)            -     (8,301,000)      (236,000)    (8,537,000)
Real estate taxes             (443,000)     (180,000)            -             -       (623,000)       (61,000)      (684,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   1,269,000     1,052,000    (1,302,000)            -      1,018,000        151,000      1,169,000

Mortgage interest expense     (915,000)     (749,000)            -             -     (1,664,000)      (209,000)    (1,873,000)
Depreciation and amort.       (595,000)   (1,034,000)            -             -     (1,628,000)             -     (1,628,000)
General and administrative
  Expense                            -             -             -      (394,000)      (394,000)             -       (394,000)
Amortization of purchase
 price - Justice                     -       (60,000)                          -        (60,000)             -        (60,000)
Income tax benefit                   -             -             -     1,075,000      1,075,000         23,000      1,098,000
Minority interest                    -       373,000             -       270,000        643,000              -        643,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (241,000)     (418,000)  $(1,302,000)  $   951,000  $  (1,010,000) $     (35,000)  $ (1,045,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $64,669,000   $42,586,000   $25,181,000   $19,190,000  $ 151,626,000  $  14,021,000   $165,647,000
                           ===========   ===========   ===========   ===========   ============   ============   ============

                                  Real Estate
                           -------------------------
Three months ended            Rental       Justice      Investment                                 Discontinued
September 30, 2005          Properties     Investors   Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 3,028,000   $  (727,000)  $   291,000  $          -   $  2,592,000   $    454,000   $  3,046,000
Operating expenses          (1,430,000)            -      (618,000)            -     (2,048,000)      (348,000)    (2,396,000)
Real estate taxes             (439,000)            -             -             -       (439,000)       (70,000)      (509,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   1,119,000      (727,000)     (327,000)            -        105,000         36,000        141,000

Mortgage interest expense     (944,000)            -             -             -       (944,000)      (129,000)    (1,073,000)
Depreciation                  (620,000)            -             -             -       (620,000)       (68,000)      (688,000)
Loss on sale of real estate          -             -             -             -              -        (24,000)       (24,000)
General and administrative
  Expense                            -             -             -      (338,000)      (338,000)             -       (338,000)
Amortization of purchase
 price - Justice                     -       (60,000)            -             -        (60,000)             -        (60,000)
Other income                         -             -             -        13,000         13,000              -         13,000
Income tax benefit                   -             -             -       707,000        707,000         71,000        778,000
Minority interest benefit            -             -             -       321,000        321,000              -        321,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (405,000)  $  (787,000)  $  (327,000)  $   703,000  $    (816,000)  $   (114,000)  $   (930,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $66,811,000   $ 8,778,000   $28,100,000   $ 6,288,000  $ 109,977,000     14,900,000   $124,877,000
                           ===========   ===========   ===========   ===========   ============   ============   ============

7. Subsequent event

On November 2, 2006, the Company entered into a lease of its commercial office building located at 600 North Sepulveda, Blvd., Los Angeles, California. The lease is for an initial term of five (5) years commencing on November 15, 2006 at a base rent of $14,250 per month.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The discussion below and elsewhere in the Report includes forward-looking statements about the future business results and activities of the Company, which, by their very nature, involve a number of risks and uncertainties. When used in this discussion, the words "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, labor relations and labor disruptions, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors, including those discussed below and in the Company's Form 10-KSB for the fiscal year ended June 30, 2006 that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal business is the ownership and operation of real estate. Properties include nineteen apartment complexes, the Hotel operations of Justice Investors (Justice" or the "Partnership"), two commercial real estate properties, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company's residential rental properties with exception of its Austin, Texas and Irving, Texas properties, are managed by professional third party property management companies.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.

The Company's subsidiary, Portsmouth, has a 50.0% interest in the Justice and serves as one of the general partners. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, now known as the Hilton San Francisco Financial District hotel (the "Hotel"). The financial statements of Justice have been consolidated with those of the Company, effective as of July 1, 2006. See Note 4 to the Consolidated Financial Statements.

The Hotel is operated by the Partnership, with the assistance of a Management Agreement with Dow Hotel Company, LLC. ("Dow") to perform the day-to-day management functions. The Partnership also derives income from the lease of the garage portion of the property to Evon Corporation ("Evon"), the managing general partner of Justice, and from a lease with Tru Spa for a portion of the lobby level of the Hotel. The Company also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership's assets.

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

Effective May 31, 2005, the Partnership temporarily closed down its Hotel operations to complete the renovations of the Hotel as required by the Hilton Agreement. The below ground parking garage and Tru Spa located on the lobby remained open during the renovation work, although the operations of both were impacted during that period of time.

As of January 12, 2006 the Hotel renovation work was substantially completed, at which time the Partnership obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which increased as the Hotel transitioned into full operations by the end of February 2006.


For the Three Months Ended September 30, 2006 Compared to the
Three Months Ended September 30, 2005

The Company had a net loss of $1,045,000 for the three months ended September 30, 2006 compared to a net loss of $930,000 for the three months ended September 30, 2005. As discussed below, the change was primarily due the significant increase in the net loss from marketable securities and the reduction of dividend and interest income, partially offset by the smaller loss related to the operations of Justice Investors and the smaller loss from its real estate operations.

The net loss from the operations of Justice Investors decreased to $744,000 for the three months ended September 30, 2006 from a net loss of $1,465,000(before minority interest of $727,000) for the three months ended September 30, 2005. That decrease was primarily attributable to net income generated from the operations of the Hotel during the current quarter compared to the prior quarter when the Hotel was temporarily closed for major renovations and from higher garage rental income in the current quarter. Those results were partially offset by higher interest costs, insurance costs, property taxes and greater depreciation and amortization expenses resulting from the renovation of the Hotel.

For the three months ended September 30, 2006, the Hotel operations generated net income of $643,000 on total operating revenues of approximately $7,074,000, while there were no revenues from the operations of the Hotel during the three months ended September 30, 2005. Garage rent increased to $430,000 from $157,000 primarily due to the Hotel being open during the current quarter. The average daily room rate for the Hotel was approximately $151 and the average occupancy rate was approximately 77% for the three months ended September 30, 2006.

Occupancy and average daily room rates have continued to improve since the Hotel's reopening in January 2006 as the Hotel ramped up its operations and new programs were implemented to increase revenues. However, the Hotel's food and beverage operations remain problematic as they continue to generate losses, primarily attributable to brand requirements of maintaining a three-meal, full service restaurant, the associated costs of union labor, and the intense competition in the San Francisco market for restaurants. Management will continue to work closely with Dow and Hilton to address these issues and to improve the operations of the Hotel.

The loss from real estate operations decreased to $241,000 for the three months ended September 30, 2006 from $405,000 for the three months September 30, 2005 primarily as the result the increase in rental income to $3,173,000 from $3,028,000. The increase in the rental income is as the result of the improving rental housing market, thereby increasing the occupancy of the Company's apartments. As of September 30, 2006, the Company has listed for sale its 224-unit and its 30-unit apartment buildings located in Irving, Texas and Los Angeles, California, respectively. The revenues and expenses related to these properties are classified under discontinued operations.

The Company had net losses on marketable securities of $880,000 for the three months ended September 30, 2006 compared to net losses on marketable securities of $11,000 for the three months ended September 30, 2005. For the three months ended September 30, 2006, the Company had net unrealized losses of $1,352,000 and net realized gains of $472,000. For the three months ended September 30, 2005, the Company had net unrealized gains of $170,000 and net realized losses of $181,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income decreased to $58,000 for the three months ended September 30, 2006 from $302,000 for the three months ended September 30, 2005 as a result of the decreased investment in income yielding securities during the quarter ended September 30, 2006.

Margin interest and trading expenses decreased to $480,000 from $560,000 primarily as the result of the reduction in trading related expenses while margin interest expense remained consistent between the comparable quarters.

Corporate general and administrative expenses increased to $394,000 for the three months ended September 30, 2006 from $338,000 for the three months ended September 30, 2005 primarily as the result of the increase in audit related fees.

The provision for income tax benefit increased to $1,075,000 for the three months ended September 30, 2006 from $707,000 for the three months ended September 30, 2005 as the result of the higher pre-tax loss incurred by the Company during the current quarter.

Minority interest benefit increased to $643,000 from $321,000 primarily as the result of the $373,000 minority interest benefit recognized during the quarter ended September 30, 2006 related to the consolidation of Justice Investors. This was the first quarter Portsmouth consolidated Justice Investors.

MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 54 different equity positions. The portfolio contains four individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 6.7% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of September 30, 2006, the Company had investments in marketable equity securities of $19,787,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of September 30, 2006.


                                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   REITs and building materials        $ 4,057,000               20.5%
   Retail and consumer goods             2,400,000               12.1%
   Telecommunications and media          2,307,000               11.7%
   Technology and internet               2,066,000               10.4%
   Dairy products                        1,750,000                8.8%
   Services                              1,623,000                8.2%
   Insurance, banks and brokers          1,372,000                6.9%
   Newspapers and paper mills            1,103,000                5.6%
   Pharmaceuticals and healthcare          852,000                4.3%
   Other                                 2,257,000               11.5%
                                       ------------           ----------
                                       $19,787,000              100.0%
                                       ============           ==========


The following table shows the investment loss on the Company's marketable securities and the associated margin interest and trading expenses for the indicated periods.


For the three months ended September 30,       2006                    2005
                                          --------------         --------------
Net losses on marketable securities        $   (880,000)         $     (11,000)
Impairment loss on other investments                  -                (58,000)
Dividend & interest income                       58,000                302,000
Margin interest expense                        (174,000)              (173,000)
Trading and management expenses                (306,000)              (387,000)
                                           ------------           ------------
                                           $ (1,302,000)         $    (327,000)
                                           ============           ============

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from the Hotel operations of Justice, its real estate activities, sales of investment securities and borrowings related to both. During the three months ended September 30, 2006, operating activities provided cash of $1,011,000, financing activities used cash of $106,000 and investing activities used cash of $736,000.

During the three months ended September 30, 2006, the Company made property improvements in the aggregate amount of $718,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

Prior to operating the Hotel as a Hilton, Justice was required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The total cost of the construction-renovation project of the Hotel was approximately $36.4 million, which excludes approximately $630,000 in interest costs incurred during for the construction phase that were capitalized.

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

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank ("UCB"). The term of the LOC is for 60 months at an annual interest rate, based on an index selected by Justice at the time of the advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus 2%, fixed for the period selected by the Partnership. The LOC is collateralized by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due a maturity. On January 20, 2006, the Partnership obtained a $4,500,000 increase in its LOC, raising the total amount available to the Partnership pursuant to $14,500,000. The increase in the credit line is on the same terms as the existing line of credit with additional loan and documentation fees of $4,000. On May 23, 2006, Justice obtained a short term increase of its LOC of an additional $2,000,000, raising the total amount available to the Partnership to $16,500,000. If the short term increase of is not paid off by December 31, 2006, UCB has the right to record a lien on the Hotel property for the additional $2,000,000. That increase is also on the same terms as the existing LOC, with additional documentation fees of $1,000. As of September 30, 2006, approximately $16,079,000 of the LOC was utilized.

The Prudential Loan and the LOC have provided Justice with sufficient financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with Hilton and to meet its debt service requirements and operating capital needs through the reopening of the Hotel and the period of time necessary to ramp up operations. The Hotel started to generate net operating income from its operations in June 2006, which have continued to improve in the first quarter of the Company's current fiscal year. Management believes that the revenues expected to be generated from the Hotel operations and the garage lease will be sufficient to meet all of its current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings if necessary.

The additional amount of leverage related to the Prudential Loan and the utilization of the LOC and the associated debt service will create additional risk for the Company and its ability to generate cash flows in the future since the Hotel asset has been virtually debt free for many years. Justice also does not anticipate paying any partnership distributions until net income from the operations of the Hotel and capital requirements warrant such distributions.
As a result, the Company may have to continue to rely on revenues generated from its real estate operations and the investment of its cash and securities assets during that transition period.

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


MATERIAL CONTRACTUAL OBLIGATIONS

The Company also does not have any material contractual obligations or commercial commitments other than the mortgages of its rental properties and Justice Investors' first mortgage loan with Prudential and its LOC with United Commercial Bank.


IMPACT OF INFLATION

The Company's residential and commercial rental properties provide income from short-term operating leases and no lease extends beyond one year. Rental increases are expected to offset anticipated increased property operating expenses.

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. To the extent that Dow is able to adjust room rates, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material.

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


            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
Fiscal       Number of      Average         as Part of Publicly      Yet Be Purchased
 2007         Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(Jul. 1-      3,302         $15.80               3,302                   32,815
Jul. 31)
--------------------------------------------------------------------------------------
Month #2
(Aug. 1-          -              -                   -                   32,815
Aug. 31)
--------------------------------------------------------------------------------------
Month #3
(Sep. 1-        202         $17.51                 202                   32,613
Sep. 30)
--------------------------------------------------------------------------------------
Total         3,504         $15.90               3,504                   32,613
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

Item 5. Other Information.

On October 2, 2006, InterGroup received a Nasdaq Staff Deficiency Letter indicating that the Company fails to comply with the minimum $10,000,000 Stockholders' Equity requirement for continued listing of its common stock on The Nasdaq Global Market set forth in Marketplace Rule 4450(a)(3). The Company had until October 17, 2006 to submit a specific plan to achieve and sustain compliance with all NASDAQ Global Market listing requirements.

On October 17, 2006, the Company submitted an application to The NASDAQ Stock Market for the transfer of the listing of its common stock from the Global Market tier to the Capital Market tier of The NASDAQ Stock Market. The Company's application was approved by The NASDAQ Stock Market and the Company's common stock commenced trading on the Capital Market tier on November 8, 2006. The Company's trading symbol of "INTG" remains the same. The Company's common stock is also listed on NYSE Arca (formerly the Pacific Exchange).



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


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: November 14, 2006               by      /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: November 14, 2006               by      /s/ David T. Nguyen
                                              ------------------------------
                                              David T. Nguyen, Treasurer
                                              and Controller
                                             (Principal Accounting Officer)