Form 10QSB
period 2006-12-31
INTERGROUP CORP
filed 2007-02-13
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of February 9, 2007 were 2,351,279 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                                   INDEX
                          THE INTERGROUP CORPORATION


PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet
      As Of December 31, 2006 (unaudited)                             3

    Consolidated Statements of Operations (unaudited)
      For the Three Months Ended December 31, 2006 and 2005           4

    Consolidated Statements of Operations (unaudited)
      For the Six Months Ended December 31, 2006 and 2005             5


    Consolidated Statements of Cash Flows (unaudited)
      For the Six Months Ended December 31, 2006 and 2005             6

    Notes to Consolidated Financial Statements                        7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               16

  Item 3. Controls and Procedures                                     24


Part  II.  OTHER INFORMATION

  Item 4.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                                25

  Item 5.  Other Information                                          26

  Item 6.  Exhibits and Reports on Form 8-K                           26


SIGNATURES                                                            27


                                      PART I
                               FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                       THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)

As of December 31,                                                    2006
                                                                   -----------
                                      ASSETS
 Investment in hotel, at cost:
    Land                                                         $  1,124,000
    Furniture and equipment                                        15,142,000
    Building and improvements                                      42,325,000
    Accumulated depreciation                                      (16,694,000)
                                                                  -----------
                                                                   41,897,000
 Investment in real estate, at cost:
    Land                                                           23,626,000
    Buildings, improvements and equipment                          61,433,000
    Accumulated depreciation                                      (20,868,000)
                                                                  -----------
                                                                   64,191,000
    Property held for sale                                         14,089,000
                                                                  -----------
                                                                   78,280,000

  Cash and cash equivalents                                         2,045,000
  Restricted cash                                                   3,117,000
  Investment in marketable securities                              18,857,000
  Other investments                                                 6,394,000
  Prepaid expenses and other assets                                13,607,000
                                                                  -----------
    Total assets                                                 $164,197,000
                                                                  ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Due to securities broker                                       $  8,983,000
  Obligation for securities sold                                    1,597,000
  Line of credit                                                    4,258,000
  Line of credit - Hotel                                           16,050,000
  Accounts payable and other liabilities                           12,058,000
  Mortgage note payable - hotel                                    29,428,000
  Mortgage note payable - real estate                              66,759,000
  Mortgage note payable - property held for sale                   11,268,000
  Deferred income taxes                                             3,887,000
                                                                  -----------
    Total liabilities                                             154,288,000
                                                                  -----------
Minority interest                                                   2,419,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,193,745 issued, 2,353,883 outstanding                             21,000
  Common stock, Class A $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                 7,698,000
  Treasury stock, at cost, 839,862 shares                          (8,915,000)
                                                                  -----------
    Total shareholders' equity                                      7,490,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $164,197,000
                                                                  ===========

The accompanying notes are an integral part of the consolidated financial statements.


                           THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the Three Months ended December 31,                 2006           2005
                                                     -----------    -----------
Justice Investors operations:
  Hotel and garage revenue                          $  8,116,000   $          -
    Operating expenses                                (7,103,000)             -
    Interest expense                                    (686,000)             -
    Real estate taxes                                   (202,000)             -
    Depreciation and amortization                     (1,040,000)             -
                                                     -----------    -----------
  Loss from Justice Investors operations                (915,000)             -
                                                     -----------    -----------

Equity in net loss of Justice Investors                        -     (1,012,000)
                                                     -----------    -----------
Real estate operations:
  Rental income                                        3,151,000      2,984,000
    Property operating expense                        (2,223,000)    (1,706,000)
    Mortgage interest expense                           (910,000)      (937,000)
    Real estate taxes                                   (433,000)      (434,000)
    Depreciation                                        (589,000)      (588,000)
                                                     -----------    -----------
  Loss from real estate operations                    (1,004,000)      (681,000)
                                                     -----------    -----------
Investment transactions:
  Net gains on marketable securities                   1,310,000      1,307,000
  Impairment loss on other investments                         -       (241,000)
  Dividend and interest income                            89,000        115,000
  Margin interest and trading expenses                  (556,000)      (590,000)
                                                     -----------    -----------
  Income from investment transactions                    843,000        591,000
                                                     -----------    -----------
Other income(expense):
  General and administrative expense                    (346,000)      (469,000)
  Other expense                                          (59,000)      (242,000)
                                                     -----------    -----------
  Other expense                                         (405,000)      (711,000)
                                                     -----------    -----------
 Loss before provision for income taxes and
  minority interest                                   (1,481,000)    (1,813,000)

Provision for income tax benefit                         635,000        684,000
                                                     -----------    -----------
Loss before minority interest                           (846,000)    (1,129,000)
Minority interest benefit, net of tax                    270,000        193,000
                                                     -----------    -----------
Loss from continuing operations                     $   (576,000)  $   (936,000)
                                                     -----------    -----------

Discontinued operations:
  Net loss on discontinued operations               $    (54,000)  $   (133,000)
  Gain on sale of real estate                                  -      1,185,000
  Provision for income tax benefit(expense)               23,000       (401,000)
                                                     -----------    -----------
Income(loss) from discontinued operations           $    (31,000)  $    651,000
                                                     -----------    -----------
Net loss                                            $   (607,000)  $   (285,000)
                                                     ===========    ===========

Loss per share from continuing operations
  Basic                                             $      (0.25)  $      (0.39)
  Diluted                                           $      (0.25)  $      (0.39)
                                                     ===========    ===========
Income(loss) per share from discontinued operations
  Basic                                             $      (0.01)  $       0.27
  Diluted                                           $      (0.01)  $       0.24
                                                     ===========    ===========
Loss per share
  Basic                                             $      (0.26)  $      (0.12)
  Diluted                                           $      (0.26)  $      (0.12)
                                                     ===========    ===========

Weighted average number of shares outstanding          2,355,641      2,397,241
                                                     ===========    ===========
Diluted weighted average number of shares
  outstanding                                          2,724,641      2,764,741
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


                           THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the Six Months ended December 31,                   2006           2005
                                                     -----------    -----------
Justice Investors operations:
  Hotel and garage revenue                          $ 15,708,000   $          -
    Operating expenses                               (13,463,000)             -
    Interest expense                                  (1,435,000)             -
    Real estate taxes                                   (382,000)             -
    Depreciation and amortization                     (2,074,000)             -
                                                     -----------    -----------
  Loss from Justice Investors operations              (1,646,000)             -
                                                     -----------    -----------

Equity in net loss of Justice Investors                        -     (1,740,000)
                                                     -----------    -----------
Real estate operations:
  Rental income                                        6,324,000      6,012,000
    Property operating expense                        (3,684,000)    (3,134,000)
    Mortgage interest expense                         (1,825,000)    (1,874,000)
    Real estate taxes                                   (876,000)      (873,000)
    Depreciation                                      (1,184,000)    (1,208,000)
                                                     -----------    -----------
  Loss from real estate operations                    (1,245,000)    (1,077,000)
                                                     -----------    -----------
Investment transactions:
  Net gains on marketable securities                     430,000      1,296,000
  Impairment loss on other investments                         -       (299,000)
  Dividend and interest income                           147,000        410,000
  Margin interest and trading expenses                (1,036,000)    (1,150,000)
                                                     -----------    -----------
  Income(loss) from investment transactions             (459,000)       257,000
                                                     -----------    -----------
Other expense:
  General and administrative expense                    (740,000)      (807,000)
  Other expense                                         (119,000)      (288,000)
                                                     -----------    -----------
  Other expense                                         (859,000)    (1,095,000)
                                                     -----------    -----------
 Loss before provision for income taxes and
  minority interest                                   (4,209,000)    (3,655,000)

Provision for income tax benefit                       1,710,000      1,390,000
                                                     -----------    -----------
Loss before minority interest                         (2,499,000)    (2,265,000)
Minority interest benefit, net of tax                    913,000        514,000
                                                     -----------    -----------
Loss from continuing operations                     $ (1,586,000)  $ (1,751,000)
                                                     -----------    -----------

Discontinued operations:
  Net loss on discontinued operations               $   (112,000)  $   (296,000)
  Gain on sale of real estate                                  -      1,161,000
  Provision for income tax benefit(expense)               46,000       (329,000)
                                                     -----------    -----------
Income(loss) from discontinued operations           $    (66,000)  $    536,000
                                                     -----------    -----------
Net loss                                            $ (1,652,000)  $ (1,215,000)
                                                     ===========    ===========

Loss per share from continuing operations
  Basic                                             $      (0.67)  $      (0.73)
  Diluted                                           $      (0.67)  $      (0.73)
                                                     ===========    ===========
Income(loss) per share from discontinued operations
  Basic                                             $      (0.03)  $       0.22
  Diluted                                           $      (0.03)  $       0.19
                                                     ===========    ===========
Loss per share
  Basic                                             $      (0.70)  $      (0.51)
  Diluted                                           $      (0.70)  $      (0.51)
                                                     ===========    ===========

Weighted average number of shares outstanding          2,356,393      2,400,216
                                                     ===========    ===========
Diluted weighted average number of shares
  outstanding                                          2,725,393      2,767,716
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


                          THE INTEGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

For the Six Months ended December 31,                     2006           2005
                                                      -----------    -----------
Cash flows from operating activities:
  Net loss                                           $ (1,652,000)  $ (1,215,000)
  Adjustments to reconcile net loss to
   cash provided by(used in) operating
   activities:
    Depreciation and amortization                       3,258,000      1,328,000
    Depreciation - discontinued operations                      -        117,000
    Impairment loss on other investments                        -        299,000
    Gain on sale of real estate                                 -     (1,161,000)
    Net unrealized loss(gains) on investments           1,868,000     (1,419,000)
    Equity in net loss from Justice Investors                   -      1,740,000
    Minority interest benefit, net of tax                (913,000)      (514,000)
    Changes in assets and liabilities:
      Restricted cash                                    (405,000)      (127,000)
      Investment in marketable securities               8,461,000     (6,789,000)
      Prepaid expenses and other assets                (4,088,000)    (2,680,000)
      Accounts payable and other liabilities            1,934,000        686,000
      Due to broker                                    (2,549,000)     6,137,000
      Obligation for securities sold                   (5,038,000)     1,156,000
                                                      -----------    -----------
  Net cash provided by(used in) operating activities      876,000     (2,442,000)
                                                      -----------    -----------
Cash flows from investing activities:
  Net proceeds from sale of real estate                         -      8,240,000
  Additions to buildings, improvements
   and equipment                                       (1,249,000)    (1,831,000)
  Purchase of Santa Fe stock                              (18,000)      (125,000)
  Purchase of Portsmouth stock                                  -       (260,000)
                                                      -----------    -----------
  Net cash (used in)provided by investing activities   (1,267,000)     6,024,000
                                                      -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable                  325,000              -
  Principal payments on mortgage notes payable           (723,000)    (3,224,000)
  Payment on line of credit                                     -       (255,000)
  Purchase of treasury stock                             (101,000)      (375,000)
                                                      -----------    -----------
  Net cash used in financing activities                  (499,000)    (3,854,000)
                                                      -----------    -----------

Net decrease in cash and cash equivalents                (890,000)      (272,000)
Cash and cash equivalents at beginning of
 period                                                 2,935,000        868,000
                                                      -----------    -----------
Cash and cash equivalents at end of period           $  2,045,000   $    596,000
                                                      ===========    ===========

Supplemental disclosure of non-cash activities:
 Consolidation of Justice Investors as of July 1, 2006
  Gross components:
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

As of December 31, 2006, the Company had the power to vote 78.1%, of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB:
SFEF). Santa Fe's revenue is primarily generated through its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB:
PRSI). Portsmouth's operations primarily consist of owning and managing a hotel property as a general partner and a 50% limited partner in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Santa Fe, Portsmouth and Justice are consolidated into the Company's financial statements. See Note 4 regarding the consolidation of Justice.

Certain prior quarter balances have been reclassified to conform with the current quarter presentation.

The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2007.

Property held for sale - Discontinued Operations

Properties are classified as held for sale when management commits to a plan to sell the asset, the asset is available for immediate sale, an active program to locate a buyer has been initiated, the sale of the asset is probable, the sale of the asset is actively marketed and it is unlikely that significant changes to the sale plan will be made or withdrawn. As of December 31, 2006, the Company had two properties classified as held for sale.


Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As of December 31, 2006, the Company had 371,250 stock options that were considered potentially dilutive common shares and 33,750 stock options that were considered anti-dilutive. As of December 31, 2005, the Company had 367,500 stock options that were considered potentially dilutive common shares and 37,500 stock options that were considered anti-dilutive. These amounts were included in the calculation for diluted earnings per share.

Stock-Based Compensation Plans

As of December 31, 2006, the Company has two stock option plans, which are more fully described in Note 1 of the Company's Annual Report on Form 10-KSB for fiscal year ended June 30, 2006. On July 1, 2006, the Company implemented Statement of Financial Accounting Standards 123(R), "Share-Based Payments" ("SFAS No. 123R") which replaced SFAS No. 123 and supercedes Opinion No. 25 and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the "modified prospective method" where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2006. Additionally, compensation expense for unvested stock options that are outstanding at July 1, 2006 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option pricing model.

During the six months ended December 31, 2006, there were no options granted, exercised or vested. Accordingly, no stock-based compensation expense was recognized during the period. Since inception of the two stock options plans, there have been no options exercised. For the fiscal year ended June 30, 2007, it is expected that 2,250 employee options will be vested. However, the fair value of the vested options is considered immaterial.

The following table summarizes the stock option activity for the periods indicated:

                                      Number of          Weighted-average
                                       Shares            Exercise Price
                                      ----------         ---------------
Unexercised options
  Outstanding at July 1, 2006           405,000                   $9.91
Granted                                       -                       -
Exercised                                     -                       -
Forfeited                                     -                       -
                                      ----------         ---------------
Unexercised options
  Outstanding at December 31, 2006      405,000                   $9.91
                                      ==========         ===============


As of December 31, 2006, of the total 405,000 unexercised options outstanding, 6,750 were not yet vested.

Unexercised            Range of       Weighted Average  Weighted Average
Options                Exercise Price Exercise Price    Remaining Life
----------------      --------------  ----------------  ----------------
December 31, 2006      $7.92-$29.63      $ 9.91           3.20 years

Prior to the adoption to SFAS No 123R, the Company accounted for stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Directors and Employees. The following table illustrates the effect on the six months ended December 31, 2005 net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148:

For the six months ended December 31,           2005
                                             ------------
  Net loss                                   $(1,215,000)
  Stock based employee
   Compensation expense*                         (44,000)
                                             ------------
  Pro forma net loss                         $(1,259,000)
                                             ============
  Loss per share
   Basic as reported                         $     (0.51)
   Basic pro forma                           $     (0.52)
   Diluted as reported                       $     (0.51)
   Diluted pro forma                         $     (0.52)


2. Investment in Real Estate

As of December 31, 2006, the Company has listed for sale its 224-unit and its 30-unit apartment buildings located in Irving, Texas and Los Angeles, California, respectively.

Under the provisions of the Statement of Financial Accounting Standards No.144, Accounting for Impairment or Disposal of Long-Lived Assets, for properties disposed of or listed for sale during the year, the revenues and expenses are accounted for under discontinued operations in the statement of operations.
The revenues and expenses from the operation of these properties have been reclassified from continuing operations for the three and six months ended December 31, 2006 and December 31, 2005 and reported as income from discontinued operations in the consolidated statements of operations.

The revenues and expenses from the operation of the properties that were sold or listed for sale during three and six months ended December 31, 2006 and December 31, 2005, are summarized as follows:

For the three months ended December 31,      2006              2005
                                          ----------        ----------
      Revenues                            $  495,000       $   341,000
      Expenses                              (549,000)         (474,000)
                                          ----------        ----------
      Net loss                               (54,000)         (133,000)
                                          ==========        ==========

Depreciation expense for the three months ended December 31, 2006 and December 31, 2005, was zero and $49,000, respectively.

For the six months ended December 31,        2006              2005
                                          ----------        ----------
      Revenues                            $  943,000       $   795,000
      Expenses                            (1,055,000)       (1,091,000)
                                          ----------        ----------
      Net loss                              (112,000)         (296,000)
                                          ==========        ==========

Depreciation expense for the six months ended December 31, 2006 and December 31, 2005, was zero and $117,000, respectively.

3.  Investment in Marketable Securities:

The Company's investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At December 31, 2006, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings.
Trading securities are summarized as follows:


As of December 31, 2006
                             Gross              Gross             Net               Market
Investment    Cost       Unrealized Gain   Unrealized Loss    Unrealized Gain        Value
---------- -----------   ---------------   ---------------    ---------------     -----------
Equities   $15,703,000      $4,840,000       ($1,686,000)        $3,154,000       $18,857,000


As of December 31, 2006, the Company had $1,098,000 of unrealized losses related to securities held for over one year.

As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of December 31, 2006, the Company had obligations for securities sold (equities short) of $1,597,000.

Net gains on marketable securities on the statement of operations are comprised of realized and unrealized gains. Below is the composition of the two components for the three and six months ended December 31, 2006 and December 31, 2005, respectively.


For the three months ended December 31,                2006             2005
                                                    -----------      -----------
Realized gains on marketable securities             $ 1,826,000      $    58,000
Unrealized (losses)gains on marketable securities      (516,000)       1,249,000
                                                    -----------      -----------
Net gains on marketable securities                    1,310,000      $ 1,307,000
                                                    ===========      ===========

For the six months ended December 31,                  2006             2005
                                                    -----------      -----------
Realized gains(losses) on marketable securities     $ 2,298,000      $ (123,000)
Unrealized (losses)gains on marketable securities    (1,868,000)       1,419,000
                                                    -----------      -----------
Net gains on marketable securities                  $    430,000     $ 1,296,000
                                                    ===========      ===========

4.  Investment in Justice Investors:

Justice Investors owns the land, improvements and leaseholds known as the Hilton San Francisco Financial District, located at 750 Kearny Street, San Francisco, California (the "Hotel"). During the quarter ended December 30, 2006, the Partnership converted four of the less desirable rooms located on the fifth floor of the Hotel to office space, reducing the total number of guest rooms to 545.

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

On December 22, 2006, Justice obtained an extension of the $2,000,000 short-term portion of its credit facility with United Commercial Bank ("UCB") from December 31, 2006 to March 2, 2007. On January 12, 2007, UCB increased the amount of the short-term portion available to Justice to $2,500,000, making the total amount available under its line of credit with UCB $17,000,000. As of December 31, 2006, the total outstanding balance of both portions of its line of credit was $16,050,000.

On July 14, 2005, the Financial Accounting Standards Board directed Staff Position (FSP) SOP 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5" to amend the guidance in AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" (SOP 78-9) to be consistent with the consensus in Emerging Issues Task Force Issue No. 04-5 "Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-5). FSP SOP 78-9-1 eliminated the concept of "important rights" in paragraph .09 of SOP 78-9 and replaces it with the concepts of "kick out rights" and "substantive participating rights" as defined in Issue 04-5. In accordance with guidance set forth in FSP SOP 78-9-1, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights and has consolidated the financial statements of Justice with those of the Company effective with the first reporting period of its fiscal year beginning July 1, 2006.

For the three and six months ended December 31, 2006, the results of operations for Justice were consolidated with those of the Company. However, for the three and six months ended December 31, 2005, the Company's investment in Justice was accounted for under the equity method. For comparative purposes, the statement of operations for Justice for the three and six months ended December 31, 2006 and December 31, 2005 are disclosed below.

Significant to note is the operations of the Hotel were temporarily closed down effective May 31, 2005, to complete the substantial renovations of the Hotel required by the Hilton Franchise Agreement. Thus, the Hotel did not generate any room or food and beverage revenues during the first six months of fiscal 2006. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, remained open during the renovation work. As of January 12, 2006 the Hotel renovation work was substantially completed, at which time Justice obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which increased as the Hotel transitioned into full operations by the end of February 2006.

                                JUSTICE INVESTORS
                           STATEMENTS OF OPERATIONS

For the three months ended December 31,        2006            2005
                                            ----------      ----------
Revenues:
 Hotel rooms                              $  6,186,000     $         -
 Food and beverage                           1,311,000               -
 Rent - hotel garage                           380,000         168,000
 Other                                         239,000          76,000
   Total revenues                           ----------      ----------
                                             8,116,000         244,000
Operating expenses:
 Hotel rooms                                (1,800,000)        (90,000)
 Food and beverage                          (1,343,000)        (43,000)
 Other operating expenses                   (2,768,000)       (914,000)
 Interest expense                             (686,000)        (42,000)
 Real estate taxes                            (201,000)        (51,000)
 Depreciation and amortization              (1,040,000)       (143,000)
 General and administrative                 (1,206,000)       (992,000)
                                            ----------      ----------
   Total expenses                           (9,044,000)     (2,275,000)
                                            ----------      ----------
                                              (928,000)     (2,031,000)
Intercompany eliminations                       13,000          13,000
                                            ----------      ----------
Net loss                                  $   (915,000)    $(2,018,000)
                                            ==========      ==========

                               JUSTICE INVESTORS
                             STATEMENTS OF OPERATIONS

For the six months ended December 31,          2006            2005
                                            ----------      ----------
Revenues:
 Hotel rooms                              $ 12,067,000     $         -
 Food and beverage                           2,325,000               -
 Rent - hotel garage                           811,000         325,000
 Other                                         505,000         192,000
   Total revenues                           ----------      ----------
                                            15,708,000         517,000
Operating expenses:
 Hotel rooms                                (3,717,000)       (185,000)
 Food and beverage                          (2,644,000)        (57,000)
 Other operating expenses                   (5,100,000)     (1,223,000)
 Interest expense                           (1,435,000)       (176,000)
 Real estate taxes                            (382,000)       (184,000)
 Depreciation and amortization              (2,074,000)       (283,000)
 General and administrative                 (2,028,000)     (1,900,000)
                                            ----------      ----------
   Total expenses                          (17,380,000)     (4,008,000)
                                            ----------      ----------
                                            (1,672,000)     (3,491,000)
Intercompany eliminations                       26,000          26,000
                                            ----------      ----------
Net loss                                  $ (1,646,000)    $(3,465,000)
                                            ==========      ==========

During the three and six months ended December 31, 2006, Portsmouth received monthly general partner management fees in the amount of $13,000 and $26,000, respectively, from Justice Investors. This amount was eliminated from Justice operating expenses during consolidation.

Below are the comparative standalone statements of operations for the Hotel for the indicated periods.


For the three months ended December 31,           2006           2005
                                               -----------     ----------
Operating revenue:
 Room                                         $  6,186,000    $         -
 Food and beverage                               1,311,000              -
 Other operating revenue                           151,000          9,000
                                               -----------     ----------
  Total operating revenue                        7,648,000          9,000
                                               -----------     ----------
Operating expenses:
 Rooms                                          (1,800,000)       (90,000)
 Food and beverage                              (1,343,000)       (43,000)
 Other operating expenses                       (3,682,000)    (1,065,000)
                                               -----------     ----------
  Total operating expenses                      (6,825,000)    (1,198,000)
                                               -----------     ----------
Net income(loss) from Hotel operations             823,000     (1,189,000)
Net expenses at Justice Investors               (1,738,000)      (829,000)
                                               -----------     ----------
Net loss from Justice Investors               $   (915,000)   $(2,018,000)
                                               ===========     ==========


For the six months ended December 31,             2006           2005
                                               -----------     ----------
Operating revenue:
 Room                                         $ 12,067,000    $         -
 Food and beverage                               2,325,000              -
 Other operating revenue                           329,000          6,000
                                               -----------     ----------
  Total operating revenue                       14,821,000          6,000
                                               -----------     ----------
Operating expenses:
 Rooms                                          (3,717,000)      (185,000)
 Food and beverage                              (2,644,000)       (57,000)
 Other operating expenses                       (6,896,000)    (1,580,000)
                                               -----------     ----------
  Total operating expenses                     (13,357,000)    (1,822,000)
                                               -----------     ----------
Net income(loss) from Hotel operations           1,464,000     (1,816,000)
Net expenses at Justice Investors               (3,110,000)    (1,649,000)
                                               -----------     ----------
Net loss from Justice Investors               $ (1,646,000)   $(3,465,000)
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

Information below represents reported segments for the three and six months ended December 31, 2006 and December 31, 2005. Operating income for rental properties consists of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage. Operating income(loss) for investment transactions consist of net investment gains(losses)and dividend and interest income.


                                 Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment                                 Discontinued
December 31, 2006          Properties     Investors   Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $ 3,151,000   $ 8,116,000   $ 1,399,000  $          -   $ 12,666,000   $    495,000   $ 13,161,000
Operating expenses          (2,223,000)   (7,103,000)     (556,000)            -     (9,882,000)      (275,000)   (10,157,000)
Real estate taxes             (433,000)     (202,000)            -             -       (635,000)       (64,000)      (699,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income           495,000       811,000       843,000             -      2,149,000        156,000      2,305,000

Mortgage interest expense     (910,000)     (686,000)            -             -     (1,596,000)      (210,000)    (1,806,000)
Depreciation and amort.       (589,000)   (1,040,000)            -             -     (1,629,000)             -     (1,629,000)
General and administrative
  Expense                            -             -             -      (346,000)      (346,000)             -       (346,000)
Other expense                        -       (59,000)                          -        (59,000)             -        (59,000)
Income tax benefit                   -             -             -       635,000        635,000         23,000        658,000
Minority interest                    -       372,000             -      (102,000)       270,000              -        270,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,004,000)     (602,000)  $   843,000   $   187,000  $    (576,000) $     (31,000)  $   (607,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $64,191,000   $56,615,000   $25,251,000   $ 4,051,000  $ 150,108,000  $  14,089,000   $164,197,000
                           ===========   ===========   ===========   ===========   ============   ============   ============

                                  Real Estate
                           -------------------------
Three months ended            Rental       Justice      Investment                                Discontinued
December 31, 2005           Properties    Investors    Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 2,984,000   $(1,011,000)  $ 1,181,000  $          -   $  3,154,000   $    341,000   $  3,495,000
Operating expenses          (1,706,000)            -      (590,000)            -     (2,296,000)      (269,000)    (2,565,000)
Real estate taxes             (434,000)            -             -             -       (434,000)       (58,000)      (492,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)     844,000    (1,011,000)      591,000             -        424,000         14,000        438,000

Mortgage interest expense     (937,000)            -             -             -       (937,000)       (98,000)    (1,035,000)
Depreciation                  (588,000)            -             -             -       (588,000)       (49,000)      (637,000)
Gain on sale of real estate          -             -             -             -              -      1,185,000      1,185,000
General and administrative
  Expense                            -             -             -      (469,000)      (469,000)             -       (469,000)
Other expense                        -       (60,000)            -      (183,000)      (243,000)             -       (243,000)
Income tax benefit                   -             -             -       684,000        684,000       (401,000)       283,000
Minority interest benefit            -             -             -       193,000        193,000              -        193,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (681,000)  $(1,071,000)  $   591,000   $   225,000  $    (936,000)  $    651,000   $   (285,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $79,293,000   $ 7,991,000   $32,242,000   $10,118,000  $ 129,644,000              -   $129,644,000
                           ===========   ===========   ===========   ===========   ============   ============   ============



                                  Real Estate
                           -------------------------
Six months ended             Rental       Justice     Investment                                 Discontinued
December 31, 2006          Properties     Investors   Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $ 6,324,000   $15,708,000   $   577,000  $          -   $ 22,609,000   $    943,000   $ 23,552,000
Operating expenses          (3,684,000)  (13,463,000)   (1,036,000)            -    (18,183,000)      (511,000)   (18,694,000)
Real estate taxes             (876,000)     (382,000)            -             -     (1,258,000)      (125,000)    (1,383,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   1,764,000     1,863,000      (459,000)            -      3,168,000        307,000      3,475,000

Mortgage interest expense   (1,825,000)   (1,435,000)            -             -     (3,260,000)      (419,000)    (3,679,000)
Depreciation and amort.     (1,184,000)   (2,074,000)            -             -     (3,258,000)             -     (3,258,000)
General and administrative
  Expense                            -             -             -      (740,000)      (740,000)             -       (740,000)
Other expense                        -      (119,000)                          -       (119,000)             -       (119,000)
Income tax benefit                   -             -             -     1,710,000      1,710,000         46,000      1,756,000
Minority interest                    -       892,000             -        21,000        913,000              -        913,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,245,000)     (873,000)  $  (459,000)  $   991,000  $  (1,586,000) $     (66,000)  $ (1,652,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $64,191,000   $56,615,000   $25,251,000   $ 4,051,000  $ 150,108,000  $  14,089,000   $164,197,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


                                 Real Estate
                           -------------------------
Six months ended              Rental       Justice      Investment                                Discontinued
December 31, 2005           Properties    Investors    Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 6,012,000   $(1,738,000)  $ 1,407,000  $          -   $  5,681,000   $    795,000   $  6,476,000
Operating expenses          (3,134,000)            -    (1,150,000)            -     (4,284,000)      (619,000)    (4,903,000)
Real estate taxes             (873,000)            -             -             -       (873,000)      (128,000)    (1,001,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   2,005,000    (1,738,000)      257,000             -        524,000         48,000        572,000

Mortgage interest expense   (1,874,000)            -             -             -     (1,874,000)      (227,000)    (2,101,000)
Depreciation                (1,208,000)            -             -             -     (1,208,000)      (117,000)    (1,325,000)
Gain on sale of real estate          -             -             -             -              -      1,161,000      1,161,000
General and administrative
  Expense                            -             -             -      (807,000)      (807,000)             -       (807,000)
Other expense                        -      (120,000)            -      (170,000)      (290,000)             -       (290,000)
Income tax benefit                   -             -             -     1,390,000      1,390,000       (329,000)     1,061,000
Minority interest benefit            -             -             -       514,000        514,000              -        514,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,077,000)  $(1,858,000)  $   257,000   $   927,000  $  (1,751,000)  $    536,000   $ (1,215,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $79,293,000   $ 7,991,000   $32,242,000   $10,118,000  $ 129,644,000              -   $129,644,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


7. Subsequent event

On February 9, 2007, Justice Investors entered into an agreement with Dow Hotel Company, to mutually terminate its management agreement and to transition the day-to-day management responsibilities of the Hotel to another management company, Prism Hospitality, L.P. ("Prism"). The management agreement with Prism will be on the same general terms and conditions as the agreement with Dow, with the exception of certain provisions unique to renovation and transition of the Hotel that are no longer applicable. Like the Dow agreement, the management agreement with Prism can be terminated by the Partnership upon sixty days written notice. The effective date of the transition of the management to Prism will commence on February 10, 2007 and that process should be completed on or before March 31, 2007.

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


RESULTS OF OPERATIONS

The Company's principal business is the ownership and operation of real estate. Properties include nineteen apartment complexes, the Hotel operations of Justice Investors (Justice" or the "Partnership"), two commercial real estate properties, and two single-family houses as strategic investments. The real estate properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company's residential rental properties, with exception of its Austin, Texas and Irving, Texas properties, are managed by professional third party property management companies.

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

The Hotel is operated by the Partnership, with the assistance of a Management Agreement with Dow Hotel Company, LLC. ("Dow") to perform the day-to-day management. As discussed below, Justice and Dow have agreed to a mutual termination of that Agreement and to the transition the day-to-day management responsibilities of the Hotel to another management company effective February 10, 2007.

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

Recent Developments

During the quarter ended December 31, 2006, Justice converted four of the less desirable guest rooms located on the fifth floor of the Hotel into office space for the Hotel's sales department. The conversion of those rooms to office space reduced the total number of guest rooms in the Hotel to 545. The conversion of those guest rooms is not expected to have any negative impact on Hotel revenues and will provide needed space for the sales department to operate more efficiently and generate more business.

On December 22, 2006, Justice obtained an extension of the $2,000,000 short-term portion of its credit facility with United Commercial Bank ("UCB") from December 31, 2006 to March 2, 2007. On January 12, 2007, UCB increased the amount of the short-term portion available to Justice to $2,500,000, making the total amount available under the Partnership's credit facility with UCB $17,000,000. As of December 31, 2006, the total outstanding balance of both portions of its line of credit was $16,050,000.

On February 9, 2007, Justice entered into an agreement with Dow, to mutually terminate its management agreement and to transition the day-to-day management responsibilities of the Hotel to another management company, Prism Hospitality, L.P. ("Prism"). Prism is an experienced Hilton approved operator of upscale and luxury hotels throughout the Americas and the Caribbean. The management agreement with Prism will be on the same general terms and conditions as the agreement with Dow, with the exception of certain provisions unique to renovation and transition of the Hotel that are no longer applicable. Like the Dow agreement, the management agreement with Prism can be terminated by the Partnership upon sixty days written notice. The effective date of the transition of the management to Prism will commence on February 10, 2007 and that process should be completed on or before March 31, 2007. The operation of the Hotel is expected to continue uninterrupted as if no termination had occurred and Justice will honor all bookings and contracts for the use of the Hotel and will retain all of the on-site management and employees.

For the Three Months Ended December 31, 2006 Compared to the
Three Months Ended December 31, 2005

The Company had a net loss of $607,000 for the three months ended December 31, 2006 compared to a net loss of $285,000 for the three months ended December 31, 2005. As discussed below, during the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005, the Company had a decrease in the loss from Justice Investors, an increase in the loss from real estate operations, an increase in the income from investment transactions and a decrease in other expenses.

The net loss from the operations of Justice Investors decreased to $915,000 (before minority interest of $462,000) for the three months ended December 31, 2006, compared equity in net loss of Justice Investors of $1,012,000 for the three months ended December 31, 2005. That decrease was primarily attributable to net income generated from the operations of the Hotel during the current quarter compared to the comparable quarter when the Hotel was temporarily closed for major renovations and from higher garage rental income in the current quarter. Those results were partially offset by higher interest costs, insurance costs, property taxes and greater depreciation and amortization expenses resulting from the renovation of the Hotel.

For the three months ended December 31, 2006, the operations of the Hotel (on a standalone basis) generated net income of $823,000 on total operating revenues of approximately $7,648,000, while there were no revenues from the operations of the Hotel during the three months ended December 31, 2005. Garage rent increased to $380,000 from $168,000 primarily due to the Hotel being open during the current quarter. The average daily room rate for the Hotel was approximately $160 and the average occupancy rate was approximately 76% for the three months ended December 31, 2006.

Average daily room rates have continued to improve since the Hotel's reopening in January 2006 and average occupancy rates have held steady this fiscal year even with December, one of the typically slower months, included in those averages. We believe that many of the new programs implemented to increase revenues and efficiencies at the Hotel, as well as certain personnel changes, have helped improve operations. While food and beverage remains problematic, the losses attributable to those operations were reduced in the current quarter. Due to brand requirements of maintaining a three-meal, full service restaurant, the associated costs of union labor, and the intense competition in the San Francisco market for restaurants, food and beverage operations will continue to be challenging. Management will continue to work to address those issues and to explore all options to improve the operations of the Hotel.

The loss from real estate operations increased to $1,004,000 for the three months ended December 31, 2006 from $681,000 for the three months ended December 31, 2005 primarily as the result of the increase in property operating expenses, partially offset by the increase in rental income. Rental income increased to $3,151,000 from $2,984,000 primarily as the result of the improved occupancy and increased rental income from the Company's real estate portfolio as the result of the improving rental housing market. Operating expenses also increased to $2,223,000 for the quarter ended December 31, 2006 from $1,706,000 for the quarter ended December 31, 2005 primarily as the result of a $560,000 legal reserve related to its real estate operations. The remaining increase in operating expense is related to the increase in the occupancy of the Company's apartments.

As of December 31, 2006, the Company has listed for sale its 224-unit and its 30-unit apartment buildings located in Irving, Texas and Los Angeles, California, respectively. The revenues and expenses related to these properties are classified under discontinued operations. During the quarter ended December 31, 2006, there were no sales of real estate. During the quarter ended December 31, 2005, the Company sold two properties and realized a gain on the sale of real estate of $1,185,000.

The Company had net gains on marketable securities of $1,310,000 for the three months ended December 31, 2006 compared to net gains on marketable securities of $1,307,000 for the three months ended December 31, 2005. For the three months ended December 31, 2006, the Company had net realized gains of $1,826,000 and net unrealized losses of $516,000. For the three months ended December 31, 2005, the Company had net realized gains of $58,000 and net unrealized gains of $1,249,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income decreased to $89,000 for the three months ended December 31, 2006 from $115,000 for the three months ended December 31, 2005 as a result of the decreased investment in income yielding securities during the quarter ended December 31, 2006.

Other expense decreased to $59,000 for the three months ended December 31, 2006 from $242,000 for the three months ended December 31, 2005 primarily as the result of the $189,000 in litigation expenses and reserves recorded in the quarter ended December 31, 2005 related to the Company's operations.

The provision for income tax benefit increased to $658,000 for the three months ended December 31, 2006 from $283,000 for the three months ended December 31, 2005 as the result of the higher pre-tax loss incurred by the Company during the current quarter ended December 31, 2006.

Minority interest benefit, increased to $270,000 from $193,000 primarily as the result of the $462,000 minority interest benefit recognized during the quarter ended December 31, 2006 related to the consolidation of Justice Investors. For the three months ended December 31, 2005, the Company's investment in Justice Investors was recorded on an equity basis.


For the Six Months Ended December 31, 2006 Compared to the
Six Months Ended December 31, 2005

The Company had a net loss of $1,652,000 for the six months ended December 31, 2006 compared to a net loss of $1,215,000 for the six months ended December 31, 2005. As discussed below, during the six months ended December 31, 2006 as compared to the six months ended December 31, 2005, the Company had a decrease in the loss from Justice Investors, a significant change in the income from investment transactions, an increase in the net loss from real estate operations and a decrease in other expenses.

The net loss from the operations of Justice Investors decreased to $1,646,000 (before minority interest of $835,000) for the six months ended December 31, 2006 from equity in net loss of Justice Investors of $1,740,000 for the six months ended December 31, 2005. That decrease was primarily attributable to net income generated from the operations of the Hotel during the current period compared to the comparable six months when the Hotel was temporarily closed for major renovations and from higher garage rental income in the current period. Those results were partially offset by higher interest costs, insurance costs, property taxes and greater depreciation and amortization expenses resulting from the renovation of the Hotel.

                                    -19-
<PAGE

For the six months ended December 31, 2006, the operations of the Hotel (on a standalone basis)generated net income of $1,464,000 on total operating revenues of approximately $14,821,000, while there were no revenues from the operations of the Hotel during the six months ended December 31, 2005. Garage rent increased to $811,000 from $325,000 primarily due to the Hotel being open during the current period. The average daily room rate for the Hotel was approximately $156 and the average occupancy rate was approximately 76% for the six months ended December 31, 2006.

Average daily room rates have continued to improve since the Hotel's reopening in January 2006 and average occupancy rates have held steady this fiscal year even with December, one of the typically slower months, included in those averages. We believe that many of the new programs implemented to increase revenues and efficiencies at the Hotel, as well as certain personnel changes, have helped improve operations. While food and beverage remains problematic, the losses attributable to those operations were reduced in the current quarter. Due to brand requirements of maintaining a three-meal, full service restaurant, the associated costs of union labor, and the intense competition in the San Francisco market for restaurants, food and beverage operations will continue to be challenging. Management will continue to work to address those issues and to explore all options to improve the operations of the Hotel.

The loss from real estate operations increased to $1,245,000 for six months ended December 31, 2006 from $1,077,000 for the six months ended December 31, 2005 primarily as the result of the increase in property operating expenses, partially offset by the increase in rental income. Rental income increased to $6,324,000 from $6,012,000 primarily as the result of the improved occupancy and increased rental income from the Company's real estate portfolio as the result of the improving rental housing market. Operating expenses also increased to $3,684,000 for the six months ended December 31, 2006 from $3,134,000 for the six months ended December 31, 2005 primarily as the result of a $560,000 legal reserve related to its real estate operations. The remaining increase in operating expense is related to the increase in the occupancy of the Company's apartments.

As of December 31, 2006, the Company has listed for sale its 224-unit and its 30-unit apartment buildings located in Irving, Texas and Los Angeles, California, respectively. The revenues and expenses related to these properties are classified under discontinued operations. During the six months ended December 31, 2006, there were no sales of real estate. During six months ended December 31, 2005, the Company sold three properties and realized a net gain on the sale of real estate of $1,161,000.

The Company had net gains on marketable securities of $430,000 for the six months ended December 31, 2006 compared to net gains on marketable securities of $1,296,000 for the six months ended December 31, 2005. For the six months ended December 31, 2006, the Company had net realized gains of $2,298,000 and net unrealized losses of $1,868,000. For the six months ended December 31, 2005, the Company had net realized losses of $123,000 and net unrealized gains of $1,419,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the six months ended December 31, 2005, the Company recorded an impairment loss on other investments (private placement investments) of $299,000. There were no such impairments during the six months ended December 31, 2006. The Company reviews its other investments for impairment on a periodic basis.

Dividend and interest income decreased to $147,000 for the six months ended December 31, 2006 from $410,000 for the six months ended December 31, 2005 as a result of the decreased investment in income yielding securities during the six months ended December 31, 2006.

Other expense decreased to $119,000 for the six months ended December 31, 2006 from $288,000 for the months ended December 31, 2005 primarily as the result of the $189,000 in litigation expenses and reserves recorded in the six months ended December 31, 2005 related to the Company's operations.

The provision for income tax benefit increased to $1,756,000 for the six months ended December 31, 2006 from $1,390,000 for the six months ended December 31, 2005 as the result of the higher pre-tax loss incurred by the Company during the six months ended December 31, 2006.

Minority interest benefit increased to $913,000 from $514,000 primarily as the result of the $835,000 minority interest benefit recognized during the six months ended December 31, 2006 related to the consolidation of Justice Investors. For the six months ended December 31, 2005, the Company's investment in Justice Investors was recorded on an equity basis.


MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 61 different equity positions. The portfolio contains four individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 10.4% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of December 31, 2006, the Company had investments in marketable equity securities of $18,857,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of December 31, 2006.

                                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Telecommunications and media        $ 3,783,000               20.1%
   Retail and consumer goods             2,733,000               14.5%
   Dairy products                        2,475,000               13.1%
   REITs and building materials          2,146,000               11.4%
   Services                              2,061,000               10.9%
   Newspapers and paper mills              996,000                5.3%
   Insurance, banks and brokers            899,000                4.8%
   Utilities and energy                    893,000                4.7%
   Pharmaceuticals and healthcare          688,000                3.6%
   Other                                 2,183,000               11.6%
                                       ------------           ----------
                                       $18,857,000              100.0%
                                       ============           ==========

The following table shows the investment income(loss) on the Company's marketable securities and the associated margin interest and trading expenses for the indicated periods.

For the three months ended December 31,        2006                   2005
                                          --------------         --------------
Net gains on marketable securities         $  1,310,000          $   1,307,000
Impairment loss on other investments                  -               (241,000)
Dividend & interest income                       89,000                115,000
Margin interest expense                        (150,000)              (148,000)
Trading and management expenses                (406,000)              (442,000)
                                           ------------           ------------
                                           $    843,000          $     591,000
                                           ============           ============

For the six months ended December 31,          2006                   2005
                                          --------------         --------------
Net gains on marketable securities         $    430,000          $   1,296,000
Impairment loss on other investments                  -               (299,000)
Dividend & interest income                      147,000                410,000
Margin interest expense                        (324,000)              (321,000)
Trading and management expenses                (712,000)              (829,000)
                                           ------------           ------------
                                           $   (459,000)         $     257,000
                                           ============           ============

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from the Hotel operations of Justice, its real estate activities, sales of investment securities and borrowings related to both. During the six months ended December 31, 2006, operating activities provided cash of $948,000, financing activities used cash of $571,000 and investing activities used cash of $1,267,000.

During the six months ended December 31, 2006, the Company made property improvements in the aggregate amount of $1,249,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

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

On July 27, 2005, Justice also obtained a $10,000,000 Revolving Line of Credit ("LOC") from United Commercial Bank ("UCB"). The term of the LOC is for 60 months at an annual interest rate, based on an index selected by Justice at the time of the advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus 2% (7.35% as of 12/31/06), fixed for the period selected by the Partnership. The LOC is collateralized by a second deed of trust on the Hotel property. Interest only is payable monthly with principal and accrued interest due at maturity. On January 20, 2006, the Partnership obtained a $4,500,000 increase in its LOC, raising the total amount available to the Partnership to $14,500,000. The increase in the credit line is on the same terms as the existing line of credit. On May 23, 2006, Justice obtained a short-term increase in the amount available under its LOC of $2,000,000, which was raised to $2,500,000 on January 12, 2007, making the total amount available to the Partnership under its credit facility with UCB $17,000,000. If the short-term portion of its LOC is not paid off by March 2, 2007, UCB has the right to record a lien on the Hotel property for the additional $2,500,000. That increase is also on the same terms as the existing LOC, with additional documentation fees of $1,000. As of December 31, 2006, approximately $16,050,000 of the LOC was utilized.

The Prudential Loan and the LOC have provided Justice with sufficient financial resources for the Partnership to complete the substantial renovations to the Hotel required by its Franchise License Agreement with Hilton and to meet its debt service requirements and operating capital needs through the reopening of the Hotel and the period of time necessary to ramp up operations. The Hotel started to generate net operating income from its operations in June 2006, which have continued to improve during the first six months of the Company's current fiscal year. Management believes that the revenues expected to be generated from the Hotel operations and the garage lease will be sufficient to meet all of the Partnership's current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings if necessary to fund any new capital improvements and other requirements.

The additional amount of leverage related to the Prudential Loan and the utilization of the LOC and the associated debt service create additional risk for the Company and its ability to generate cash flows in the future since the Hotel asset has been virtually debt free for many years. Justice also does not anticipate paying any partnership distributions until net income from the operations of the Hotel and capital requirements warrant such distributions.
As a result, the Company may have to continue to rely on revenues generated from the investment of its cash and securities assets during that transition period.

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



            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
             Number of      Average         as Part of Publicly      Yet Be Purchased
 2006         Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(Oct. 1-        294         $16.77                 294                   32,319
Oct. 31)
--------------------------------------------------------------------------------------
Month #2
(Nov. 1-        200         $18.07                 200                   32,119
Nov. 30)
--------------------------------------------------------------------------------------
Month #3
(Dec. 1-      1,981         $18.28               1,981                   30,138
Dec. 31)
--------------------------------------------------------------------------------------
Total         2,475         $18.08               2,475                   30,138
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

Item 5. Other Information

On February 9, 2007, Justice Investors entered into an agreement with Dow Hotel Company, to mutually terminate its management agreement and to transition the day-to-day management responsibilities of the Hotel to another management company, Prism Hospitality, L.P. ("Prism"). Prism is an experienced Hilton approved operator of upscale and luxury hotels throughout the Americas and the Caribbean. The management agreement with Prism will be on the same general terms and conditions as the agreement with Dow, with the exception of certain provisions unique to renovation and transition of the Hotel that are no longer applicable. Like the Dow agreement, the management agreement with Prism can be terminated by the Partnership upon sixty days written notice. The effective date of the transition of the management to Prism will commence on February 10, 2007 and that process should be completed on or before March 31, 2007. The operation of the Hotel is expected to continue uninterrupted as if no termination had occurred and Justice will honor all bookings and contracts for the use of the Hotel and will retain all of the on-site management and employees.



Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

    32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K:
    -------------------

The Company filed the following reports on Form 8-K during the last quarter of the period covered by this Report:


  Date of Report      Item Number                 Events Reported
-----------------     ------------      ---------------------------------------
 October 2, 2006      Items 3.01         Notice of Receipt of Staff Deficiency
                      and 9.01           letter from NASDAQ and Press Release

October 16, 2006      Items 3.01         Notice of Transfer of Listing of
                      And 9.01           Common Stock to MASDAQ Capital Market
                                         and Press Release

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: February 13, 2007               by      /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 13, 2007               by      /s/ David T. Nguyen
                                              ------------------------------
                                              David T. Nguyen, Treasurer
                                              and Controller
                                             (Principal Accounting Officer)