Form 10QSB
period 2007-03-31
INTERGROUP CORP
filed 2007-05-14
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of May 10, 2007 were 2,351,279 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                                   INDEX
                          THE INTERGROUP CORPORATION


PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet
      As Of March 31, 2007 (unaudited)                                 3

    Consolidated Statements of Operations (unaudited)
      For the Three Months Ended March 31, 2007 and 2006               4

    Consolidated Statements of Operations (unaudited)
      For the Nine Months Ended March 31, 2007 and 2006                5


    Consolidated Statements of Cash Flows (unaudited)
      For the Nine Months Ended March 31, 2007 and 2006                6

    Notes to Consolidated Financial Statements                         7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               16

  Item 3. Controls and Procedures                                     26



Part  II.  OTHER INFORMATION


  Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                                27

  Item 4.  Submission of Matters to a Vote of Shareholders            27


  Item 6.  Exhibits and Reports on Form 8-K                           28


SIGNATURES                                                            29


                                      PART I
                               FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                       THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)

As of March 31,                                                      2007
                                                                  -----------
                                      ASSETS
Investment in hotel, at cost:
    Land                                                         $  1,124,000
    Furniture and equipment                                        15,260,000
    Building and improvements                                      42,961,000
    Accumulated depreciation                                      (17,812,000)
                                                                  -----------
                                                                   41,533,000
 Investment in real estate, at cost:
    Land                                                           25,989,000
    Buildings, improvements and equipment                          69,898,000
    Accumulated depreciation                                      (21,907,000)
                                                                  -----------
                                                                   73,980,000
    Property held for sale                                          3,636,000
                                                                  -----------
                                                                   77,616,000

  Cash and cash equivalents                                         3,425,000
  Restricted cash                                                   2,274,000
  Investment in marketable securities                              18,740,000
  Other investments                                                 7,944,000
  Prepaid expenses and other assets                                14,379,000
                                                                  -----------
    Total assets                                                 $165,911,000
                                                                  ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and other liabilities                           11,966,000
  Due to securities broker                                       $ 10,316,000
  Obligation for securities sold                                      950,000
  Line of credit                                                    4,258,000
  Mortgage note payable - hotel                                    48,316,000
  Mortgage note payable - real estate                              73,695,000
  Mortgage note payable - property held for sale                    4,043,000
  Deferred income taxes                                             3,887,000
                                                                  -----------
    Total liabilities                                             157,431,000
                                                                  -----------
Minority interest                                                   1,124,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,193,745 issued, 2,351,027 outstanding                             21,000
  Common stock, Class A $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                 7,619,000
  Treasury stock, at cost, 842,718 shares                          (8,970,000)
                                                                  -----------
    Total shareholders' equity                                      7,356,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $165,911,000
                                                                  ===========

The accompanying notes are an integral part of the consolidated financial statements.


                     THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the Three Months ended March 31,                    2007           2006
                                                     -----------    -----------
Justice Investors operations:
  Hotel and garage revenue                          $  7,654,000   $          -
  Operating expenses                                  (7,297,000)             -
  Interest expense                                      (745,000)             -
  Real estate taxes                                     (176,000)             -
  Depreciation and amortization                       (1,042,000)             -
                                                     -----------    -----------
  Loss from Justice Investors operations              (1,606,000)             -
                                                     -----------    -----------

Equity in net loss of Justice Investors                        -     (1,564,000)
                                                     -----------    -----------
Real estate operations:
  Rental income                                        3,320,000      3,042,000
  Property operating expense                          (1,618,000)    (1,620,000)
  Mortgage interest expense                           (1,035,000)      (914,000)
  Real estate taxes                                     (452,000)      (482,000)
  Depreciation                                          (847,000)      (560,000)
                                                     -----------    -----------
  Loss from real estate operations                      (632,000)      (534,000)
                                                     -----------    -----------
Investment transactions:
  Net gains on marketable securities                   1,737,000      4,439,000
  Dividend and interest income                            98,000        170,000
  Margin interest and trading expenses                  (577,000)      (698,000)
                                                     -----------    -----------
  Income from investment transactions                  1,258,000      3,911,000
                                                     -----------    -----------
Other income(expense):
  General and administrative expense                    (549,000)      (338,000)
  Other income(expense)                                  (60,000)       172,000
                                                     -----------    -----------
  Other expense                                         (609,000)      (166,000)
                                                     -----------    -----------
 Income(loss) before provision for income taxes and
  minority interest                                   (1,589,000)     1,647,000

Provision for income tax benefit(expense)                668,000       (613,000)
                                                     -----------    -----------
Income(loss) before minority interest                   (921,000)     1,034,000
Minority interest benefit(expense), net of tax           781,000       (135,000)
                                                     -----------    -----------
Income(loss) from continuing operations              $  (140,000)  $    899,000
                                                     -----------    -----------

Discontinued operations:
  Net income(loss)on discontinued operations        $    104,000   $    (22,000)
  Gain on sale of real estate                                  -        160,000
  Provision for income tax expense                       (43,000)       (55,000)
                                                     -----------    -----------
Income from discontinued operations                 $     61,000   $     83,000
                                                     -----------    -----------
Net income(loss)                                    $    (79,000)  $    982,000
                                                     ===========    ===========

Income(loss) per share from continuing operations
  Basic                                             $      (0.06)  $       0.38
  Diluted                                           $      (0.06)  $       0.33
                                                     ===========    ===========
Income per share from discontinued operations
  Basic                                             $       0.03   $       0.03
  Diluted                                           $       0.03   $       0.03
                                                     ===========    ===========
Income(loss) per share
  Basic                                             $      (0.03)  $       0.41
  Diluted                                           $      (0.03)  $       0.36
                                                     ===========    ===========

Weighted average number of shares outstanding          2,351,246      2,378,643
                                                     ===========    ===========
Diluted weighted average number of shares
  outstanding                                          2,722,496      2,747,643
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


                     THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the Nine Months ended March 31,                     2007           2006
                                                     -----------    -----------
Justice Investors operations:
  Hotel and garage revenue                          $ 23,362,000   $          -
  Operating expenses                                 (20,760,000)             -
  Interest expense                                    (2,180,000)             -
  Real estate taxes                                     (558,000)             -
  Depreciation and amortization                       (3,116,000)             -
                                                     -----------    -----------
  Loss from Justice Investors operations              (3,252,000)             -
                                                     -----------    -----------

Equity in net loss of Justice Investors                        -     (3,303,000)
                                                     -----------    -----------
Real estate operations:
  Rental income                                        9,801,000      9,054,000
  Property operating expense                          (5,426,000)    (4,777,000)
  Mortgage interest expense                           (3,130,000)    (2,801,000)
  Real estate taxes                                   (1,358,000)    (1,355,000)
  Depreciation                                        (2,031,000)    (1,768,000)
                                                     -----------    -----------
  Loss from real estate operations                    (2,144,000)    (1,647,000)
                                                     -----------    -----------
Investment transactions:
  Net gains on marketable securities                   2,167,000      5,735,000
  Impairment loss on other investments                         -       (299,000)
  Dividend and interest income                           245,000        594,000
  Margin interest and trading expenses                (1,613,000)    (1,848,000)
                                                     -----------    -----------
  Income from investment transactions                    799,000      4,182,000
                                                     -----------    -----------
Other expense:
  General and administrative expense                  (1,288,000)    (1,145,000)
  Other expense                                         (179,000)      (117,000)
                                                     -----------    -----------
  Other expense                                       (1,467,000)    (1,262,000)
                                                     -----------    -----------
 Loss before provision for income taxes and
  minority interest                                   (6,064,000)    (2,030,000)

Provision for income tax benefit                       2,486,000        801,000
                                                     -----------    -----------
Loss before minority interest                         (3,578,000)    (1,229,000)
Minority interest benefit, net of tax                  1,694,000        379,000
                                                     -----------    -----------
Loss from continuing operations                     $ (1,884,000)  $   (850,000)
                                                     -----------    -----------

Discontinued operations:
  Net income(loss) on discontinued operations       $    259,000   $   (296,000)
  Gain on sale of real estate                                  -      1,321,000
  Provision for income tax expense                      (106,000)      (408,000)
                                                     -----------    -----------
Income from discontinued operations                 $    153,000   $    617,000
                                                     -----------    -----------
Net loss                                            $ (1,731,000)  $   (233,000)
                                                     ===========    ===========

Loss per share from continuing operations
  Basic                                             $      (0.80)  $      (0.36)
  Diluted                                           $      (0.80)  $      (0.36)
                                                     ===========    ===========
Income per share from discontinued operations
  Basic                                             $       0.06   $       0.26
  Diluted                                           $       0.06   $       0.22
                                                     ===========    ===========
Loss per share
  Basic                                             $      (0.74)  $      (0.10)
  Diluted                                           $      (0.74)  $      (0.10)
                                                     ===========    ===========

Weighted average number of shares outstanding          2,354,703      2,393,130
                                                     ===========    ===========
Diluted weighted average number of shares
  outstanding                                          2,725,953      2,762,130
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


                          THE INTEGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

For the Nine Months ended March 31,                       2007           2006
                                                      -----------    -----------
Cash flows from operating activities:
  Net loss                                           $ (1,731,000)  $   (233,000)
  Adjustments to reconcile net loss to
   cash provided by(used in) operating
   activities:
    Depreciation and amortization                       5,147,000      1,768,000
    Depreciation - discontinued operations                      -        149,000
    Impairment loss on other investments                        -        299,000
    Gain on sale of real estate                                 -     (1,321,000)
    Net unrealized loss(gains) on investments             586,000     (6,042,000)
    Equity in net loss from Justice Investors                   -      3,303,000
    Minority interest benefit, net of tax              (1,694,000)      (379,000)
    Changes in assets and liabilities:
      Restricted cash                                     438,000        692,000
      Investment in marketable securities               9,860,000     (9,773,000)
      Prepaid expenses and other assets                (6,424,000)    (2,000,000)
      Accounts payable and other liabilities            1,914,000       (614,000)
      Due to securities broker                         (1,216,000)     8,844,000
      Obligation for securities sold                   (5,685,000)     3,328,000
                                                      -----------    -----------
  Net cash provided by(used in) operating activities    1,195,000     (1,979,000)
                                                      -----------    -----------
Cash flows from investing activities:
  Net proceeds from sale of real estate                         -      8,677,000
  Additions to buildings, improvements
   and equipment                                       (2,110,000)    (2,283,000)
  Purchase of Santa Fe stock                              (18,000)      (399,000)
  Purchase of Portsmouth stock                                  -       (260,000)
                                                       -----------    -----------
  Net cash (used in)provided by investing activities   (2,128,000)     5,735,000
                                                      -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable               19,325,000              -
  Principal payments on mortgage notes payable        (17,246,000)    (2,424,000)
  Payment on line of credit                                     -       (655,000)
  Purchase of treasury stock                             (156,000)      (907,000)
  Distributions to minority partners                     (500,000)             -
                                                      -----------    -----------
  Net provided by(cash used) in financing activities    1,423,000     (3,986,000)
                                                      -----------    -----------

Net increase(decrease) in cash and cash equivalents       490,000       (230,000)
Cash and cash equivalents at beginning of
 period                                                 2,935,000        868,000
                                                      -----------    -----------
Cash and cash equivalents at end of period           $  3,425,000   $    638,000
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

                         THE INTERGROUP CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.  Basis of Presentation and Significant Accounting Policies

The consolidated financial statements included herein have been prepared by The InterGroup Corporation ("InterGroup" or the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2006.

As of March 31, 2007, the Company had the power to vote 78.1%, of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB:
SFEF). Santa Fe's revenue is primarily generated through its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB:
PRSI). Portsmouth's operations primarily consist of owning and managing a hotel property as a general partner and a 50% limited partner in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). Santa Fe, Portsmouth and Justice are consolidated into the Company's financial statements. See Note 4 regarding the consolidation of Justice.

Certain prior quarter balances have been reclassified to conform with the current quarter presentation.

The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2007.

Property held for sale - Discontinued Operations

Properties are classified as held for sale when management commits to a plan to sell the asset, the asset is available for immediate sale, an active program to locate a buyer has been initiated, the sale of the asset is probable, the sale of the asset is actively marketed and it is unlikely that significant changes to the sale plan will be made or withdrawn. As of March 31, 2007, the Company had one property classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which requires that depreciation on the property be stopped.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As of March 31, 2007, the Company had 371,250 stock options that were considered potentially dilutive common shares and 33,750 stock options that were considered anti-dilutive. As of March 31, 2006, the Company had 367,500 stock options that were considered potentially dilutive common shares and 37,500 stock options that were considered anti-dilutive. These amounts of dilutive shares were included in the calculation for diluted earnings per share.

Stock-Based Compensation Plans

As of March 31, 2007, the Company has two stock option plans, which are more fully described in Note 1 of the Company's Annual Report on Form 10-KSB for fiscal year ended June 30, 2006. On July 1, 2006, the Company implemented Statement of Financial Accounting Standards 123(R), "Share-Based Payments" ("SFAS No. 123R") which replaced SFAS No. 123 and supercedes Opinion No. 25 and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the "modified prospective method" where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2006. Additionally, compensation expense for unvested stock options that are outstanding at July 1, 2006 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option pricing model.

During the nine months ended March 31, 2007, there were no options granted, exercised or vested. Accordingly, no stock-based compensation expense was recognized during the period. Since inception of the two stock options plans, there have been no options exercised. For the fiscal year ended June 30, 2007, it is expected that 2,250 employee options will be vested. However, the fair value of the vested options is considered immaterial.

The following table summarizes the stock option activity for the periods indicated:

                                      Number of          Weighted-average
                                       Shares            Exercise Price
                                      ----------         ---------------
Unexercised options
  Outstanding at July 1, 2006           405,000                   $9.91
Granted                                       -                       -
Exercised                                     -                       -
Forfeited                                     -                       -
                                      ----------         ---------------
Unexercised options
  Outstanding at March 31, 2007         405,000                   $9.91
                                      ==========         ===============

As of March 31, 2007, of the total 405,000 unexercised options outstanding, 6,750 were not yet vested.

Unexercised            Range of       Weighted Average  Weighted Average
Options                Exercise Price Exercise Price    Remaining Life
----------------      --------------  ----------------  ----------------
March 31, 2007         $7.92-$29.63      $ 9.91           3.20 years

Prior to the adoption to SFAS No 123R, the Company accounted for stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Directors and Employees. The following table illustrates the effect on the nine months ended March 31, 2006 net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148:

For the nine months ended March 31,              2006
                                             ------------
  Net loss                                   $  (233,000)
  Stock based employee
   Compensation expense*                         (48,000)
                                             ------------
  Pro forma net loss                         $  (281,000)
                                             ============
  Loss per share
   Basic as reported                         $     (0.10)
   Basic pro forma                           $     (0.12)
   Diluted as reported                       $     (0.10)
   Diluted pro forma                         $     (0.12)


2. Investment in Real Estate

During the quarter ended March 31, 2007, the Company determined it would no longer sell its 30-unit apartment building located in Los Angeles, California that was previously classified as held for sale. The apartment building was reclassified from property held for sale to investment in real estate in the accompanying consolidated balance sheets. The revenues and expenses from the operation of this property for the periods ended March 31, 2007 and March 31, 2006 are included in real estate operations in the accompanying consolidated statements of operations.

As of March 31, 2007, the Company has listed for sale its 224-unit apartment building located in Irving, Texas. Under the provisions of the Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, for properties disposed of or listed for sale during the year, the revenues and expenses are accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these properties have been reclassified from continuing operations for the three and nine months ended March 31, 2007 and March 31, 2006 and are reported as income from discontinued operations in the consolidated statements of operations.

The revenues and expenses from the operation of the properties that were sold or listed for sale during three and nine months ended March 31, 2007 and March 31, 2006, are summarized as follows:

For the three months ended March 31,         2007              2006
                                          ----------        ----------
      Revenues                            $  390,000       $   364,000
      Expenses                              (286,000)         (386,000)
                                          ----------        ----------
      Net income(loss)                    $  104,000       $   (22,000)
                                          ==========        ==========

Depreciation expense for the three months ended March 31, 2007 and March 31, 2006, was zero and $32,000, respectively.

For the nine months ended March 31,          2007              2006
                                          ----------        ----------
      Revenues                            $1,176,000       $ 1,159,000
      Expenses                              (917,000)       (1,455,000)
                                          ----------        ----------
      Net income(loss)                    $  259,000       $  (296,000)
                                          ==========        ==========

Depreciation expense for the nine months ended March 31, 2007 and March 31, 2006, was zero and $149,000, respectively.


3.  Investment in Marketable Securities:

The Company's investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At March 31, 2007, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings. Trading securities are summarized as follows:


As of March 31, 2007
                             Gross              Gross             Net               Market
Investment    Cost       Unrealized Gain   Unrealized Loss    Unrealized Gain        Value
---------- -----------   ---------------   ---------------    ---------------     -----------
Equities   $14,302,000      $5,492,000       ($1,054,000)        $4,438,000       $18,740,000


As of March 31, 2007, the Company had $582,000 of unrealized losses related to securities held for over one year.

As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of March 31, 2007, the Company had obligations for securities sold (equities short) of $950,000.

Net gains on marketable securities on the statement of operations are comprised of realized and unrealized gains(losses). Below is the composition of the two components for the three and nine months ended March 31, 2007 and March 31, 2006, respectively.


For the three months ended March 31,                    2007             2006
                                                    -----------      -----------
Realized gains(losses) on marketable securities     $   455,000      $  (184,000)
Unrealized gains on marketable securities             1,282,000        4,623,000
                                                    -----------      -----------
Net gains on marketable securities                  $ 1,737,000      $ 4,439,000
                                                    ===========      ===========

For the nine months ended March 31,                     2007             2006
                                                    -----------      -----------
Realized gains(losses) on marketable securities     $ 2,753,000      $  (307,000)
Unrealized (losses)gains on marketable securities      (586,000)       6,042,000
                                                    -----------      -----------
Net gains on marketable securities                  $ 2,167,000      $ 5,735,000
                                                    ===========      ===========

4.  Investment in Justice Investors:

Justice Investors owns the land, improvements and leaseholds known as the Hilton San Francisco Financial District, a 545-room hotel located at 750 Kearny Street, San Francisco, California (the "Hotel").

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

On March 27, 2007, Justice entered into a second mortgage loan with The Prudential Insurance Company of America (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the Partnership's first mortgage loan with Prudential. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 360 month amortization schedule. The Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice.

As a condition of the Second Prudential Loan, Justice was required to obtain a standby letter of credit in an amount of $1,500,000 to serve as security for potential liabilities arising out of the litigation pending between the Partnership and Allied Construction Management, Inc. and its subcontractors (the "Allied Litigation") over disputed construction change orders. Justice believes that it has good and meritorious defenses to the claims asserted in the Allied Litigation and that the funds provided for by the letter of credit will not have to be used.

From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank ("UCB") paying off the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007. The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs arising from any disruption of business due to labor issues, natural causes affecting tourism and other unexpected events. The term of the new line of credit facility is for 60 months at an annual interest rate, based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus two percent. As of March 31, 2007, there were no amounts borrowed by Justice under the new line of credit; however, $1,500,000 of that line was utilized in the form of a standby letter of credit related to the Allied Litigation. The annual fee for the letter of credit is one and one half percent of $1,500,000, which fee is to be paid in quarterly installments for the periods in which the letter of credit is in effect.

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

For the three and nine months ended March 31, 2007, the results of operations for Justice were consolidated with those of the Company. However, for the three and nine months ended March 31, 2006, the Company's investment in Justice was accounted for under the equity method. For comparative purposes, the statement of operations for Justice for the three and nine months ended March 31, 2007 and March 31, 2006 are disclosed below.

Significant to note is the operations of the Hotel were temporarily closed down effective May 31, 2005, to complete the substantial renovations of the Hotel required by the Hilton Franchise Agreement. Thus, the Hotel did not generate any room or food and beverage revenues during the first six and one-half months of fiscal 2006. The below ground parking garage and Tru Spa located on the lobby level of the Hotel, both of which are lessees of the Partnership, remained open during the renovation work. As of January 12, 2006 the Hotel renovation work was substantially completed, at which time Justice obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which increased as the Hotel transitioned into full operations by the end of February 2006.

                                JUSTICE INVESTORS
                             STATEMENTS OF OPERATIONS

For the three months ended March 31,           2007            2006
                                            ----------      ----------
Revenues:
 Hotel rooms                              $  5,705,000     $ 2,461,000
 Food and beverage                           1,456,000         649,000
 Rent - hotel garage                           348,000         279,000
 Other                                         145,000         266,000
   Total revenues                           ----------      ----------
                                             7,654,000       3,655,000
Operating expenses:
 Hotel rooms                                (1,906,000)     (1,215,000)
 Food and beverage                          (1,494,000)     (1,095,000)
 Other operating expenses                   (2,420,000)     (2,209,000)
 Interest expense                             (745,000)       (490,000)
 Real estate taxes                            (176,000)       (163,000)
 Depreciation and amortization              (1,042,000)       (555,000)
 General and administrative                 (1,628,000)     (1,069,000)
                                            ----------      ----------
   Total expenses                           (9,411,000)     (6,796,000)
                                            ----------      ----------
                                            (1,757,000)     (3,141,000)
Intercompany eliminations                      151,000         232,000
                                            ----------      ----------
Net loss                                  $ (1,606,000)    $(2,909,000)
                                            ==========      ==========


                               JUSTICE INVESTORS
                             STATEMENTS OF OPERATIONS

For the nine months ended March 31,             2007            2006
                                            ----------      ----------
Revenues:
 Hotel rooms                              $ 17,773,000     $ 2,460,000
 Food and beverage                           3,781,000         649,000
 Rent - hotel garage                         1,159,000         604,000
 Other                                         649,000         301,000
   Total revenues                           ----------      ----------
                                            23,362,000       4,014,000
Operating expenses:
 Hotel rooms                                (5,623,000)     (1,400,000)
 Food and beverage                          (4,138,000)     (1,152,000)
 Other operating expenses                   (7,520,000)     (3,434,000)
 Interest expense                           (2,180,000)       (506,000)
 Real estate taxes                            (558,000)       (346,000)
 Depreciation and amortization              (3,116,000)       (839,000)
 General and administrative                 (3,656,000)     (2,969,000)
                                            ----------      ----------
   Total expenses                          (26,791,000)    (10,646,000)
                                            ----------      ----------
                                            (3,429,000)     (6,632,000)
Intercompany eliminations                      177,000         258,000
                                            ----------      ----------
Net loss                                  $ (3,252,000)    $(6,374,000)
                                            ==========      ==========


During the three and nine months ended March 31, 2007, Portsmouth received monthly general partner management fees in the amount of $151,000 and $177,000, respectively, from Justice Investors. These amounts were eliminated from the Justice operating expenses during consolidation.

Below are the comparative standalone statements of operations for the Hotel for the indicated periods.


For the three months ended March 31,               2007           2006
                                               -----------     ----------
Operating revenue:
 Room                                         $  5,705,000    $ 2,461,000
 Food and beverage                               1,456,000        649,000
 Other operating revenue                           110,000        232,000
                                               -----------     ----------
  Total operating revenue                        7,271,000      3,342,000
                                               -----------     ----------
Operating expenses:
 Rooms                                          (1,906,000)    (1,215,000)
 Food and beverage                              (1,494,000)    (1,095,000)
 Other operating expenses                       (3,371,000)    (2,804,000)
                                               -----------     ----------
  Total operating expenses                      (6,771,000)    (5,114,000)
                                               -----------     ----------
Net income(loss) from Hotel operations             500,000     (1,772,000)
Net expenses at Justice Investors               (2,106,000)    (1,137,000)
                                               -----------     ----------
Net loss from Justice Investors               $ (1,606,000)   $(2,909,000)
                                               ===========     ==========


For the nine months ended March 31,                 2007           2006
                                               -----------     ----------
Operating revenue:
 Room                                         $ 17,773,000    $ 2,460,000
 Food and beverage                               3,781,000        649,000
 Other operating revenue                           459,000        240,000
                                               -----------     ----------
  Total operating revenue                       22,013,000      3,349,000
                                               -----------     ----------
Operating expenses:
 Rooms                                          (5,623,000)    (1,400,000)
 Food and beverage                              (4,138,000)    (1,152,000)
 Other operating expenses                      (10,288,000)    (4,763,000)
                                               -----------     ----------
  Total operating expenses                     (20,049,000)    (7,315,000)
                                               -----------     ----------
Net income(loss) from Hotel operations           1,964,000     (3,966,000)
Net expenses at Justice Investors               (5,216,000)    (2,408,000)
                                               -----------     ----------
Net loss from Justice Investors               $ (3,252,000)   $(6,374,000)
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

Information below represents reported segments for the three and nine months ended March 31, 2007 and March 31, 2006. Operating income for rental properties consists of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage. Operating income for investment transactions consist of net investment gains(losses)and dividend and interest income.


                                 Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment                                 Discontinued
March 31, 2007             Properties     Investors   Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $ 3,320,000   $ 7,654,000   $ 1,835,000  $          -   $ 12,809,000   $    390,000   $ 13,199,000
Operating expenses          (1,618,000)   (7,297,000)     (577,000)            -     (9,492,000)      (164,000)    (9,656,000)
Real estate taxes             (452,000)     (176,000)            -             -       (628,000)       (48,000)      (676,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income         1,250,000       181,000     1,258,000             -      2,689,000        178,000      2,867,000

Mortgage interest expense   (1,035,000)     (745,000)            -             -     (1,780,000)       (74,000)    (1,854,000)
Depreciation and amort.       (847,000)   (1,042,000)            -             -     (1,889,000)             -     (1,889,000)
General and administrative
  Expense                            -             -             -      (549,000)      (549,000)             -       (549,000)
Other expense                        -       (60,000)                          -        (60,000)             -        (60,000)
Income tax benefit(expense)          -             -             -       668,000        668,000        (43,000)       625,000
Minority interest                    -     1,714,000             -      (933,000)       781,000              -        781,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (632,000)       48,000   $ 1,258,000   $  (814,000) $    (140,000) $      61,000   $    (79,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $73,980,000   $46,679,000   $26,684,000   $14,943,000  $ 162,286,000  $   3,636,000   $165,922,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


                                 Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment                                Discontinued
March 31, 2006             Properties    Investors    Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 3,042,000   $(1,564,000)  $ 4,609,000  $          -   $  6,087,000   $    364,000   $  6,451,000
Operating expenses          (1,620,000)            -      (698,000)            -     (2,318,000)      (212,000)    (2,530,000)
Real estate taxes             (482,000)            -             -             -       (482,000)       (66,000)      (548,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)     940,000    (1,564,000)    3,911,000             -      3,287,000         86,000      3,373,000

Mortgage interest expense     (914,000)            -             -             -       (914,000)       (76,000)      (990,000)
Depreciation                  (560,000)            -             -             -       (560,000)       (32,000)      (592,000)
Gain on sale of real estate          -             -             -             -              -        160,000        160,000
General and administrative
  Expense                            -             -             -      (338,000)      (338,000)             -       (338,000)
Other income(expense)                -       (60,000)            -       232,000        172,000              -        172,000
Income tax expense                   -             -             -      (613,000)      (613,000)       (55,000)      (668,000)
Minority interest benefit            -             -             -      (135,000)      (135,000)             -       (135,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (534,000)  $(1,564,000)  $ 3,911,000   $  (914,000) $     899,000   $     83,000   $    982,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $78,876,000   $ 6,518,000   $40,028,000   $ 8,663,000  $ 134,085,000              -   $134,085,000
                           ===========   ===========   ===========   ===========   ============   ============   ============



                                  Real Estate
                           -------------------------
Nine months ended             Rental        Justice     Investment                                Discontinued
March 31, 2007              Properties     Investors   Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $ 9,801,000   $23,362,000   $ 2,412,000  $          -   $ 35,575,000   $  1,176,000   $ 36,751,000
Operating expenses          (5,426,000)  (20,760,000)   (1,613,000)            -    (27,799,000)      (551,000)   (28,350,000)
Real estate taxes           (1,358,000)     (558,000)            -             -     (1,916,000)      (143,000)    (2,059,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   3,017,000     2,044,000       799,000             -      5,860,000        482,000      6,342,000

Mortgage interest expense   (3,130,000)   (2,180,000)            -             -     (5,310,000)      (223,000)    (5,533,000)
Depreciation and amort.     (2,031,000)   (3,116,000)            -             -     (5,147,000)             -     (5,147,000)
General and administrative
  Expense                            -             -             -    (1,288,000)    (1,288,000)             -     (1,288,000)
Other expense                        -      (179,000)                          -       (179,000)             -       (179,000)
Income tax benefit                   -             -             -     2,486,000      2,486,000       (106,000)     2,380,000
Minority interest                    -       879,000             -       815,000      1,694,000              -      1,694,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(2,144,000)   (2,552,000)  $   799,000   $ 2,013,000  $  (1,884,000) $     153,000   $ (1,731,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $73,980,000   $46,679,000   $26,684,000   $14,943,000  $ 162,286,000  $   3,636,000   $165,922,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


                                 Real Estate
                           -------------------------
Nine months ended            Rental       Justice      Investment                                Discontinued
March 31, 2006             Properties    Investors    Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 9,054,000   $(3,303,000)  $ 6,030,000  $          -   $ 11,781,000   $  1,159,000   $ 12,940,000
Operating expenses          (4,777,000)            -    (1,848,000)            -     (6,625,000)      (808,000)    (7,433,000)
Real estate taxes           (1,355,000)            -             -             -     (1,355,000)      (194,000)    (1,549,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   2,922,000    (3,303,000)    4,182,000             -      3,801,000        157,000      3,958,000

Mortgage interest expense   (2,801,000)            -             -             -     (2,801,000)      (304,000)    (3,105,000)
Depreciation                (1,768,000)            -             -             -     (1,768,000)      (149,000)    (1,917,000)
Gain on sale of real estate          -             -             -             -              -      1,321,000      1,321,000
General and administrative
  Expense                            -             -             -    (1,145,000)    (1,145,000)             -     (1,145,000)
Other income(expense)                -      (179,000)             -       62,000       (117,000)             -       (117,000)
Income tax benefit(expense)          -             -             -       801,000        801,000       (408,000)       393,000
Minority interest benefit            -             -             -       379,000        379,000              -        379,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,647,000)  $(3,303,000)  $ 4,182,000   $   (82,000) $    (850,000)  $    617,000   $   (233,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $78,876,000   $ 6,518,000   $40,028,000   $ 8,663,000  $ 134,085,000              -   $134,085,000
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

RESULTS OF OPERATIONS

The Company's principal business is the ownership and operation of real estate. Properties include nineteen apartment complexes, the Hotel operations of Justice Investors (Justice" or the "Partnership"), two commercial real estate properties, and two single-family houses as strategic investments. The real estate properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company's residential rental properties, with exception of its Irving, Texas property, are managed by professional third party property management companies.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.

The Company's subsidiary, Portsmouth, has a 50.0% interest in the Justice and serves as one of the general partners. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, known as the Hilton San Francisco Financial District hotel (the "Hotel"). Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, now known as the Hilton San Francisco Financial District hotel (the "Hotel"). The financial statements of Justice have been consolidated with those of the Company, effective as of July 1, 2006. See Note 4 to the Consolidated Financial Statements.

The Hotel is operated by the Partnership, with the assistance of a Management Agreement with Prism Hospitality L.P. ("Prism Hospitality") to perform the day-to-day management functions.

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

Recent Developments

On February 9, 2007, Justice entered into an agreement with Dow Hotel Company, to mutually terminate its management agreement and to transition the day-to-day management responsibilities of the Hotel to another management company, Prism Hospitality. Prism is an experienced Hilton approved operator of upscale and luxury hotels throughout the Americas and the Caribbean. The management agreement with Prism is on the same general terms and conditions as the agreement with Dow, with the exception of certain provisions unique to renovation and transition of the Hotel that are no longer applicable. Like the Dow agreement, the management agreement with Prism can be terminated by the Partnership upon ninety days written notice. The effective date of the transition of the management agreement to Prism was February 10, 2007. The operations of the Hotel continued uninterrupted as if no termination had occurred and Justice honored all bookings and contracts for the use of the Hotel and retained all of the on-site employees with the exception of one management position. Justice continues to work with Dow to finalize the prorations and allocations of certain insurance costs and management fees.

On March 27, 2007, Justice entered into a second mortgage loan with The Prudential Insurance Company of America (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the Partnership's first mortgage loan with Prudential. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 360 month amortization schedule. The Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice.

As a condition of the Second Prudential Loan, Justice was required to obtain a standby letter of credit in an amount of $1,500,000 to serve as security for potential liabilities arising out of the litigation pending between the Partnership and Allied Construction Management, Inc. and its subcontractors (the "Allied Litigation") over disputed construction change orders. Justice believes that it has good and meritorious defenses to the claims asserted in the Allied Litigation and that the funds provided for by the letter of credit will not have to be used.

From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank ("UCB") paying off the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007. The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs arising from any disruption of business due to labor issues, natural causes affecting tourism and other unexpected events. The term of the new line of credit facility is for 60 months at an annual interest rate, based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus two percent. As of March 31, 2007, there were no amounts borrowed by Justice under the new line of credit; however, $1,500,000 of that line was utilized in the form of a standby letter of credit related to the Allied Litigation. The annual fee for the letter of credit is one and one half percent of $1,500,000, which fee is to be paid in quarterly installments for the periods in which the letter of credit is in effect.

On March 28, 2007, Justice paid a special limited partnership distribution in a total amount of $1,000,000, of which, $500,000 is eliminated in consolidation. The general partners believed that operations of the Hotel had stabilized under the Hilton brand and new management and cash flows were sufficient to warrant that special distribution, especially with the new financings in place to meet any additional capital needs. The general partners are expected to conduct a review each quarter to set the amount of any quarterly distribution that may be appropriate based on the results of operations of the Hotel and other factors.

During the quarter ended March 31, 2007, the Company settled tenant litigation incident to the operations of its rental properties. The settlement costs, in the approximate amount of $560,000, were fully reserved by the Company in prior periods.


Three Months Ended March 31, 2007 Compared to the
Three Months Ended March 31, 2006

The Company had a net loss of $79,000 for the three months ended March 31, 2007 compared to net income of $982,000 for the three months ended March 31, 2006. As discussed below, the significant change was primarily due to the the decrease in the net gains from marketable securities offset by the reduction in the net loss from the operations of Justice Investors.

The net loss from the operations of Justice Investors was $1,606,000 for the three months ended March 31, 2007, compared to a net loss of $2,909,000 for the three months ended March 31, 2006 (see Footnote 4 for more details). The decrease was primarily attributable to net income generated from the operations of the Hotel during the current quarter compared to the comparable quarter when the Hotel did not reopen until January 12, 2006 after undergoing major renovations, and from higher garage rental income in the current quarter.
Those results were partially offset by greater depreciation and amortization expenses, interest costs, insurance costs and real estate taxes resulting from the renovation of the Hotel and from higher general and administrative expenses primarily due to increased legal and consulting fees related to the Allied Litigation, the termination and transition of the Hotel management agreement from Dow to Prism, and zoning issues.

For the three months ended March 31, 2007, the operations of the Hotel (on a standalone basis (see Footnote 4) generated net income of $500,000 on total operating revenues of approximately $7,271,000 compared to a loss from Hotel operations of $1,772,000 on total operating revenues of $3,342,000 during the three months ended March 31, 2006, when the Hotel first reopened on a limited

Average daily room rates have continued to improve since the Hotel's reopening in January 2006 and average occupancy rates have held steady this fiscal year even in December, January and February, which are typically three of the slower months in the San Francisco market. We believe that many of the new programs implemented to increase revenues and efficiencies at the Hotel, as well as certain management personnel changes, have helped improve operations. While the Hotel's food and beverage operations remain challenging, management was able to further reduce losses in that department during the current quarter. Due to brand requirements of maintaining a three-meal, full service restaurant, the associated costs of union labor, and the intense competition in the San Francisco market for restaurants, food and beverage operations will continue to be challenging. Management will continue to work to address those issues and to explore all options to improve the operations of the Hotel.

The loss from real estate operations increased to $632,000 for the three months ended March 31, 2007 from $534,000 for the three months ended March 31, 2006 primarily as the result of the increase in the mortgage interest and depreciation expenses partially offset by the increase in rental income.
Rental income increased to $3,320,000 from $3,042,000 as the result of the improved occupancy and increased rental income from the Company's real estate portfolio due to the improving rental housing market and the leasing of a portion of the Company's 30-unit apartment building located in Los Angeles, CA, which finished undergoing major renovations in June 2006. The increase in the mortgage interest and depreciation expenses was primarily as the result of placing this 30-unit complex into operations in July 2006.

As of March 31, 2007, the Company has listed for sale its 224-unit apartment building located in Irving, Texas. The revenues and expenses related to this property are classified under discontinued operations. During the quarter ended March 31, 2007, there were no sales of real estate. During the quarter ended March 31, 2006, the Company sold one property and realized a gain on the sale of real estate of $160,000. The revenues and expenses related to this property are also classified under discontinued operations.

The Company had net gains on marketable securities of $1,737,000 for the three months ended March 31, 2007 compared to net gains on marketable securities of $4,439,000 for the three months ended March 31, 2006. For the three months ended March 31, 2007, the Company had net realized gains of $455,000 and net unrealized gains of $1,282,000. For the three months ended March 31, 2006, the Company had net realized losses of $184,000 and net unrealized gains of $4,623,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income decreased to $98,000 for the three months ended March 31, 2007 from $170,000 for the three months ended March 31, 2006 as a result of the decreased investment in income yielding securities during the quarter ended March 31, 2007.

Margin interest and trading expenses decreased to $577,000 for the three months ended March 31, 2007 from $698,000 for the three months ended March 31, 2006 primarily as the result of the decrease in trading and management related expenses to $385,000 from $495,000.

General and administrative expenses increased to $549,000 for the three months ended March 31, 2007 from $338,000 for the three months ended March 31, 2006 primarily due to a $90,000 in Board authorized meeting fees paid to the members of Portsmouth's Special Hotel Committee for their active oversight and involvement in the renovation and repositioning of the Hotel and the increase in the auditing and accounting related expenses.

The provision for income tax benefit(expenses) changed to a tax benefit of $625,000 for the three months ended March 31, 2007 from a tax expense of $668,000 for the three months ended March 31, 2006 as the result of the significant pre-tax loss incurred by the Company during the current quarter ended March 31, 2007.

Minority interest benefit(expense) changed to a benefit of $781,000 from an expense of $135,000 primarily as the result of the $879,000 minority interest benefit recognized during the quarter ended March 31, 2007 related to the consolidation of Justice Investors. For the three months ended March 31, 2006, the Company's investment in Justice Investors was recorded on an equity basis.

Nine Months Ended March 31, 2007 Compared to the
Nine Months Ended March 31, 2006

The Company had a net loss of $1,731,000 for the nine months ended March 31, 2007 compared to a net loss of $233,000 for the nine months ended March 31, 2006. As discussed below, the significant change was primarily due to the the decrease in the net gains from marketable securities and the increase in the net loss from real estate operations, partially offset by the reduction in the net loss from the operations of Justice Investors.

The net loss from the operations of Justice Investors was $3,252,000 for the nine months ended March 31, 2007, compared to a net loss of $6,374,000 for the nine months ended March 31, 2006 (see Footnote 4 for more details). The decrease was primarily attributable to net income generated from the operations of the Hotel during the current period compared to the comparable nine months when the Hotel was temporarily closed for major renovations for approximately six and one-half months of that period and from higher garage rental income in the current period. Those results were partially offset by greater depreciation and amortization expenses, interest costs, insurance costs and real estate taxes resulting from the renovation of the Hotel and from higher general and administrative expenses primarily due to increased legal and consultant fees related to the Allied Litigation, the termination and transition of the Hotel management agreement from Dow to Prism, and zoning issues.

For the nine months ended March 31, 2007, the operations of the Hotel (on a standalone basis (see Footnote 4) generated net income of $1,964,000 on total operating revenues of approximately $22,013,000, while revenues from the operations of the Hotel during the nine months ended March 31, 2006 were limited to approximately two and a half months after the Hotel reopened on a limited basis on January 12, 2006. Garage rent increased to $1,159,000 from $604,000 primarily due to the Hotel being open during the entire current period. The average daily room rate for the Hotel was approximately $158 and the average occupancy rate was approximately 75% for the nine months ended March 31, 2007, compared to an average daily rate of approximately $147 and an average occupancy rate of approximately 37% during the two and one-half months the Hotel was only open on a limited basis in the prior period.

Average daily room rates have continued to improve since the Hotel's reopening in January 2006 and average occupancy rates have held steady this fiscal year even in December, January and February, which are typically three of the slower months in the San Francisco market. We believe that many of the new programs implemented to increase revenues and efficiencies at the Hotel, as well as certain management personnel changes, have helped improve operations. While the Hotel's food and beverage operations remain challenging, management was able to further reduce losses in that department, particularly in the current quarter. Due to brand requirements of maintaining a three-meal, full service restaurant, the associated costs of union labor, and the intense competition in the San Francisco market for restaurants, food and beverage operations will continue to be challenging. Management will continue to work to address those issues and to explore all options to improve the operations of the Hotel.

The loss from real estate operations increased to $2,144,000 for nine months ended March 31, 2007 from $1,647,000 for the nine months ended March 31, 2006 primarily as the result of the increase in property operating expenses, mortgage interest expense and depreciation expense, partially offset by the increase in rental income. Rental income increased to $9,801,000 from $9,054,000 primarily as the result of the improved occupancy and increased rental income from the Company's real estate portfolio as the result of the improving rental housing market and the leasing of a portion of the Company's 30-unit apartment located in Los Angeles, CA, which finished undergoing major renovations in June 2006. Operating expenses increased to $5,426,000 for the nine months ended March 31, 2007 from $4,777,000 for the nine months ended

March 31, 2006 primarily as the result of $707,000 in settlement expenses and attorneys' fees arising out of tenant litigation related to operations of the Company's rental properties. All such claims were settled and the litigation costs are not expected to be recurring. The increase in the mortgage interest and depreciation expenses was primarily as the result of placing the 30-unit complex into operations in July 2006.

As of March 31, 2007, the Company has listed for sale its 224-unit apartment building located in Irving, Texas. The revenues and expenses related to this property are classified under discontinued operations. During the nine months ended March 31, 2007, there were no sales of real estate. During nine months ended March 31, 2006, the Company sold three properties and a parcel of land and realized a net gain on the sales of real estate of $1,321,000. The revenues and expenses related to these properties are also classified under discontinued operations.

The Company had net gains on marketable securities of $2,167,000 for the nine months ended March 31, 2007 compared to net gains on marketable securities of $5,735,000 for the nine months ended March 31, 2006. For the nine months ended March 31, 2007, the Company had net realized gains of $2,753,000 and net unrealized losses of $586,000. For the nine months ended March 31, 2006, the Company had net realized losses of $307,000 and net unrealized gains of $6,042,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the nine months ended March 31, 2006, the Company recorded an impairment loss on other investments (private placement investments) of $299,000. There were no such impairments during the nine months ended March 31, 2007. The Company reviews its other investments for impairment on a periodic basis.

Dividend and interest income decreased to $245,000 for the nine months ended March 31, 2007 from $594,000 for the nine months ended March 31, 2006 as a result of the decreased investment in income yielding securities during the nine months ended March 31, 2007.

Margin interest and trading expenses decreased to $1,613,000 for the nine months ended March 31, 2007 from $1,848,000 for the nine months ended March 31, 2006 primarily as the result of the decrease in trading and management expenses to $1,097,000 from $1,324,000.

General and administrative expenses increased to $1,288,000 for the nine months ended March 31, 2007 from $1,145,000 for the nine months ended March 31, 2006 primarily due to a $90,000 in Board authorized meeting fees paid to the members of Portsmouth's Special Hotel Committee for their active oversight and involvement in the renovation and repositioning of the Hotel.

The provision for income tax benefit increased to $2,380,000 for the nine months ended March 31, 2007 from $393,000 for the nine months ended March 31, 2006 as the result of the higher pre-tax loss incurred by the Company during the nine months ended March 31, 2007.

Minority interest benefit increased to $1,694,000 for the nine months ended March 31, 2007 from $379,000 for the nine months ended March 31, 2006 primarily as the result of the $1,714,000 minority interest benefit recognized during the nine months ended March 31, 2007 related to the consolidation of Justice Investors. For the nine months ended March 31, 2006, the Company's investment in Justice Investors was recorded on an equity basis.

MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 36 different equity positions. The portfolio contains eight individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 14.2% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of March 31, 2007, the Company had investments in marketable equity securities of $18,740,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of March 31, 2007.

                                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Insurance, banks and brokers        $ 3,799,000               20.3%
   Dairy products                        3,010,000               16.1%
   Retail and consumer goods             2,894,000               15.4%
   REITs and building materials          2,278,000               12.2%
   Telecommunications and media          1,916,000               10.2%
   Services                              1,511,000                8.1%
   Investment funds                      1,399,000                7.5%
   Pharmaceuticals and healthcare          514,000                2.7%
   Other                                 1,419,000                7.5%
                                       ------------           ----------
                                       $18,740,000              100.0%
                                       ============           ==========

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the indicated periods.

For the three months ended March 31,           2007                   2006
                                          --------------         --------------
Net gains on marketable securities         $  1,737,000          $   4,439,000
Dividend & interest income                       98,000                170,000
Margin interest expense                        (192,000)              (203,000)
Trading and management expenses                (385,000)              (495,000)
                                           ------------           ------------
                                           $  1,258,000          $   3,911,000
                                           ============           ============

For the nine months ended March 31,            2007                   2006
                                          --------------         --------------
Net gains on marketable securities         $  2,167,000          $   5,735,000
Impairment loss on other investments                  -               (299,000)
Dividend & interest income                      245,000                594,000
Margin interest expense                        (516,000)              (524,000)
Trading and management expenses              (1,097,000)            (1,324,000)
                                           ------------           ------------
                                           $    799,000          $   4,182,000
                                           ============           ============

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are generated primarily from the Hotel operations of Justice, its real estate activities, sales of investment securities and borrowings related to both. During the nine months ended March 31, 2007, operating activities provided cash of $1,195,000, financing activities provided cash of $1,423,000 and investing activities used cash of $2,128,000.

During the nine months ended March 31, 2007, the Company made property improvements in the aggregate amount of $2,110,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

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

To meet its substantial financial commitments for the renovation project and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan (the "Prudential Loan") with The Prudential Insurance Company of America in a principal amount of $30,000,000. The term of the Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 360 month amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice. As of March 31, 2007, the total amount outstanding of the Prudential Loan was approximately $29,316,000.

On March 27, 2007, Justice entered into a second mortgage loan with The Prudential Insurance Company of America (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the Partnership's first mortgage loan with Prudential. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 360 month amortization schedule. The Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice. As a condition of the Second Prudential Loan, Justice was required to obtain a standby letter of credit to serve as security for potential liabilities arising out of the litigation pending between the Partnership and Allied Construction Management, Inc. and its subcontractors (the "Allied Litigation").

From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank ("UCB") paying off the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007. The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs arising from any disruption of business due to labor issues, natural causes affecting tourism and other unexpected events. The term of the new line of credit facility is for 60 months at an annual interest rate, based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus two percent. As of March 31, 2007, there were no amounts borrowed by Justice under the new line of credit; however, $1,500,000 of that line was utilized in the form of a standby letter of credit related for the Allied Litigation. The annual fee for the letter of credit is one and one half percent of $1,500,000, which fee is to be paid in quarterly installments for the periods in which the letter of credit is in effect.

The Hotel started to generate net operating income from its operations in June 2006, which have continued to improve during the first nine months of the Company's current fiscal year. As a result, Justice was able to pay a special limited partnership distribution in a total amount of $1,000,000 on March 28, 2007, of which Portsmouth received $500,000. The general partners believed that operations of the Hotel had stabilized under the Hilton brand and new management, and that cash flows were sufficient to warrant a special distribution, especially with the new financings in place to meet any additional capital needs. The general partners expect to conduct a review each quarter to set the amount of any quarterly distribution that may be appropriate based on the results of operations of the Hotel and other factors.

While the debt service requirements related to the two Prudential Loans, as well as any utilization of the UCB line of credit, may create some additional risk for the Company and its ability to generate cash flows in the future since the partnership's assets had been virtually debt free for an number of years, management believes that cash flows from the operations of the Hotel and the garage lease will continue to be sufficient to meet all of the Partnership's current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

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


MATERIAL CONTRACTUAL OBLIGATIONS

The Company does not have any material contractual obligations or commercial commitments other than the mortgages of its rental properties, its line of credit and Justice Investors' mortgage loans with Prudential.

IMPACT OF INFLATION

The Company's residential and commercial rental properties provide income from short-term operating leases and no lease extends beyond one year. Rental increases are expected to offset anticipated increased property operating expenses.

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. To the extent that Prism is able to adjust room rates, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material.


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


            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
             Number of      Average         as Part of Publicly      Yet Be Purchased
 2007         Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(Jan. 1-      2,856         $19.20               2,856                   27,282
Jan. 31)
--------------------------------------------------------------------------------------
Month #2
(Feb. 1-          -         $    -                   -                   27,282
Feb. 28)
--------------------------------------------------------------------------------------
Month #3
(Mar. 1-          -         $    -                   -                   27,282
Mar. 31)
--------------------------------------------------------------------------------------
Total         2,856         $19.20               2,856                   27,282
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


Item 4.  Submission of Matters to a Vote of Shareholders.

The Fiscal 2006 Annual Meeting of the Shareholders of the Company was held on February 21, 2007 at the Hilton San Francisco Financial District, 750 Kearny Street, San Francisco, California. At that meeting, John V. Winfield and Josef
A. Grunwald were elected as Class A Directors, each to serve a three year term expiring at the Fiscal 2009 Annual Meeting. Gary N. Jacobs, John C. Love and William J. Nance continue their terms as the Company's other directors. At the

Annual Meeting, the shareholders also voted in favor of the ratification of the Audit Committee's selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ending June 30, 2007 and also approved The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors. A tabulation of the vote follows:


Proposal (1) - Class A Directors:        Votes For     Withheld
                                         ---------     --------
   John V. Winfield                      1,383,863      17,093
   Josef A. Grunwald                     1,386,499      13,457

Proposal (2) - Accountants:              Votes For      Against    Abstained
                                         ---------      -------    ---------
   PricewaterhouseCoopers LLP            1,398,379          320      1,257

Proposal (3) - Approval of 2007          Votes For      Against    Abstained
   Stock Compensation Plan for           ---------      -------    ---------
   Non-Employee Directors:               1,352,168       41,571      6,217



Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

    32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.


(b) Reports on Form 8-K:
    -------------------

The Company filed the following reports on Form 8-K during the last quarter of the period covered by this Report:


 Date of Report      Item Number                 Events Reported
-----------------    ------------      ---------------------------------------
 March 23, 2007       Items 3.01       Withdrawal from NYSE Arca, Inc. and
                      and 9.01         termination of dual listing of Common
                                       Stock; Press Release of March 28, 2007.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: May 11, 2007                    by      /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: May 11, 2007                    by      /s/ David T. Nguyen
                                              ------------------------------
                                              David T. Nguyen, Treasurer
                                              and Controller
                                             (Principal Accounting Officer)