Form 10KSB
period 2007-06-30
INTERGROUP CORP
filed 2007-09-28
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                           -----------------------

                                 FORM 10-KSB

[X]  Annual Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the fiscal year ended June 30, 2007

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

Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act. [ ]

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

The issuer's revenues for its most recent fiscal year were $45,010,000.

The aggregate market value of the common equity held by non-affiliates of issuer, computed by reference to the price the common equity was sold on September 12, 2007 was $14,155,050.

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of September 14, 2007 was 2,352,421.

Transitional Small Business Disclosure Format (check one): Yes   No [X]


                  DOCUMENTS INCORPORATED BY REFERENCE: None

                             TABLE OF CONTENTS

PART I                                                                  PAGE

    Item 1.  Description of Business                                      4

    Item 2.  Description of Properties                                   11

    Item 3.  Legal Proceedings                                           20

    Item 4.  Submission of Matters to a Vote of Security Holders         20


PART II

    Item 5.  Market For Common Equity and Related Stockholder Matters    21

    Item 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         23

    Item 7.  Financial Statements                                        33

    Item 8.  Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure                      57

    Item 8A. Controls and Procedures                                     57

    Item 8B. Other Information                                           57

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance With Section 16(a) of the Exchange Act  58

    Item 10. Executive Compensation                                      61

    Item 11. Security Ownership of Certain Beneficial Owners
             and Management                                              68

    Item 12. Certain Relationships and Related Transactions              69

    Item 13. Exhibits.                                                   71

    Item 14. Principal Accountant Fees and Services                      73

    SIGNATURES                                                           74

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," expect," "project," intend," "plan," "believe" "may," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. From time to time we also provide forward-looking statements in our Forms 10-QSB and 8-K, Annual reports to Shareholders, press releases and other materials we may release to the public. Forward looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause actual results or outcomes to differ materially from those expressed in any forward looking statement. Consequently, no forward looking statement can be guaranteed and our actual future results may differ materially.

Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

    * risks associated with the hotel industry, including competition, increases in wages, labor relations, energy costs, actual and threatened terrorist attacks, and downturns in economic and market conditions, particularly in the San Francisco Bay area;

    * risks associated with the real estate industry, including changes in real estate and zoning laws or regulations, increases in real property taxes, rising insurance premiums, costs of compliance with environmental laws and other governmental regulations;

    * the availability and terms of financing and capital and the general volatility of securities markets;

    * changes in the competitive environment in the hotel industry and

    * risks related to natural disasters;

    * litigation; and

    * other risk factors discussed below in this Report.

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

                                 PART I

Item 1. Description of Business.

GENERAL

The InterGroup Corporation ("InterGroup" or the "Company") is a Delaware corporation formed in 1985, as the successor to Mutual Real Estate Investment Trust ("M-REIT"), a New York real estate investment trust created in 1965. The Company has been a publicly-held company since M-REIT's first public offering of shares in 1966.

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

As of June 30, 2007, the Company has voting control over 79.1%, of the shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB:
SFEF). Santa Fe's revenue is primarily generated through its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB:
PRSI). InterGroup also directly owns approximately 10.9% of Portsmouth. Portsmouth is limited partner, and one of two general partners in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). In April 2006, Portsmouth purchased a 0.20% limited partnership interest in Justice from another limited partner, which brought Portsmouth's limited partnership interest in Justice to exactly 50.0%. The other general partner, Evon Corporation ("Evon"), acts as the managing general partner. All significant partnership decisions require the active participation and approval of both general partners. Pursuant to the terms of the partnership agreement, voting rights of the partners are determined according to the partners' entitlement to share in the net profit and loss of the partnership. The Company is not entitled to any additional voting rights by virtue of its position as a general partner. The partnership agreement also provides that no portion of the partnership real property can be sold without the written consent of the general and limited partners entitled to more than 72% of the net profit. As of June 30, 2007, there were 85 limited partners in Justice (not including multiple family accounts).

In accordance with guidance set forth in FSP SOP 78-9-1, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its "kick out rights" and "substantive participating rights" arising from its limited partnership and general partnership interest and has consolidated the financial statements of Justice with those of the Company, effective with the first reporting period of its fiscal year beginning July 1, 2006. In prior years, Portsmouth's interest in Justice was recorded on the equity basis. Please see Item 7. "Financial Statements." -
Note 2 to the consolidated financial statements for a further discussion.

BUSINESS

The Company's principal business is conducted through Portsmouth's limited and general partnership interest in Justice. Justice owns a 544 room hotel property located at 750 Kearny Street, San Francisco, California 94108, now known as the "Hilton San Francisco Financial District" (the "Hotel") and related facilities, including a five level underground parking garage. Historically, the Partnership's most significant source of income was a lease between Justice and Holiday Inn for the Hotel portion of the property. That lease was amended in 1995, and ultimately assumed by Felcor Lodging Trust, Inc. ("Felcor", NYSE: FCH) in 1998. The lease of the Hotel to Felcor was terminated effective June 30, 2004.

With the termination of the Hotel lease, Justice assumed the role of an owner/operator with the assistance of a third party management company. Effective July 1, 2004, the Hotel was operated as a Holiday Inn Select brand hotel pursuant to a short term franchise agreement until it was temporarily closed for major renovations on May 31, 2005. The Hotel was reopened on January 12, 2006 to operate as a full service Hilton hotel, pursuant to a Franchise License Agreement with Hilton Hotels Corporation.

The Partnership also derives income from its lease of the garage portion of the to Evon and the lease of approximately 5,400 square feet on the lobby level of the Hotel to Tru Spa, LLC for the operation of a health and beauty spa. The garage and Tru Spa remained open during the renovation work.

The Company also derives income from management fees paid to Portsmouth as a general partner in Justice. In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. Properties include nineteen apartment complexes, two commercial real estate properties, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company's residential rental properties, with exception of the Irving, Texas property, are managed by professional third party property management companies.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential. See Item 2 "Description of Properties" for a description of the Company's current investments in real estate and its investment policies concerning real property and marketable securities.


Recent Developments

In August 2007, Portsmouth agreed to make a $973,000 equity investment in the Company's wholly subsidiary, Intergroup Uluniu, Inc., a Hawaii corporation ("Uluniu"), in exchange for a 50% equity position in Uluniu. Uluniu owns an approximately two-acre parcel of unimproved land located in Kihei, Maui, Hawaii which is held for development. Portsmouth's investment in Uluniu represents an amount equal to the costs paid by InterGroup for the acquisition and carrying costs of the property through August 2007.

Uluniu intends to obtain the entitlements and permits necessary for the joint development of the parcel with an adjoining landowner into residential units. After the completion of this predevelopment phase, the Uluniu will determine whether it more advantageous to sell the entitled property or to commence with construction. As of September 5, 2007, $758,000 of the investment amount had been paid by Portsmouth and the proceeds were used by Uluniu to retire the mortgage on the property in the approximate amount of $756,000. The balance of the proceeds will be used to fund predevelopment costs and to meet other requirements to try to enhance the value of the property.

In August 2007, the Company sold its 224 unit apartment complex located in Irving, Texas for $8,050,000. The Company received net proceeds of approximately $3,680,000 after the repayment of the related mortgage note payable of approximately $3,730,000.


HILTON HOTELS FRANCHISE LICENSE AGREEMENT

With the termination of the Hotel Lease to Felcor, the Partnership was able to actively pursue a franchise agreement with a new nationally recognized brand in an effort to move the Hotel up-market and become more competitive. After considering and negotiating with several brands, the Partnership entered into a Franchise License Agreement with Hilton Hotels Corporation (the "Hilton Franchise Agreement") on December 10, 2004 for the right to operate the Hotel as a Hilton brand hotel. The term of the Hilton Franchise Agreement is for 15 years commencing on the opening date of the Hotel, January 12, 2006, with an option to extend that Agreement for another five years, subject to certain conditions.

The Partnership will pay monthly royalty fees for the first two years of three percent (3%) of the Hotel's gross room revenue, as defined, for the preceding calendar month, the third year will be four percent (4%) of the Hotel's gross room revenue, and the fourth year until the end of the term will be five percent (5%) of the Hotel's gross room revenue. Justice also pays a monthly program fee of four percent (4%)of the Hotel's gross room revenue and an information technology recapture charge of 0.75% of the Hotel's gross revenue. The amount of the monthly program fee is subject to change; however, the monthly program fee will not exceed five percent of gross room revenue.

Prior to operating the Hotel as a Hilton hotel, the Partnership was required to make substantial renovations to the Hotel to meet Hilton standards in accordance with a product improvement plan ("PIP") agreed upon by Hilton and the Partnership, as well as comply with other brand standards. That project included a complete renovation and upgrade of all of the Hotel's guestrooms, meeting rooms, common areas and restaurant and bar. As of January 12, 2006, the Hotel renovation work was substantially completed, at which time Justice obtained approval from Hilton to open the Hotel as the "Hilton San Francisco Financial District". The Hotel opened with a limited number of rooms available to rent, which increased as the Hotel transitioned into full operations by the end of February 2006.

The total cost of the construction-renovation project of the Hotel was approximately $37,030,000, which includes approximately $630,000 in interest costs incurred during the construction phase that were capitalized. To meet those substantial financial commitments, and the costs of operations during the renovation period and for the first five months when the Hotel ramped up its operations, the Partnership has relied on additional borrowings to meet its obligations. As discussed in Item 2 herein, the Partnership has been able to secure adequate financing, collateralized by the Hotel, to meet those commitments.

HOTEL MANAGEMENT COMPANY AGREEMENTS

In February 2007, the Partnership entered into a management agreement with Prism Hospitality ("Prism") to manage and operate the Hotel as its agent, effective February 10, 2007. Prism is an experienced Hilton approved operator of upscale and luxury hotels throughout the Americas. The agreement is effective for a term of ten years, unless the agreement is extended as provided in the agreement, and the Partnership has the right to terminate the agreement upon ninety days written notice without further obligation. Under the management agreement, the Partnership is to pay base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income for the subject fiscal year exceeds the amount of a minimum Partnership's return ($7 million) for that fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were earned during the year ended June 30, 2007. Management fees paid to Prism during the year ended June 30, 2007 were $212,000.

Prior to the Prism management agreement, the Hotel was managed and operated by Dow Hotel Company, LLC ("DOW") from July 1, 2004 until February 9, 2007. On February 9, 2007, Justice entered into an agreement with Dow Hotel Company, to mutually terminate its management agreement and to transition the day-to-day management responsibilities of the Hotel to Prism. The management agreement with Dow was on the same basic terms and conditions as the agreement with Prism, with the exception of certain provisions that were unique to the renovation and transition of the Hotel. No incentive management fees were earned by Dow during the years ended June 30, 2007 and 2006. Management fees paid to DOW during the years ended June 30, 2007 and 2006 were $311,000 and $193,000, respectively.


GARAGE LEASE AND OPERATIONS

The garage lease between the Partnership and Evon provides for a monthly rental of sixty percent (60%) of gross parking revenues with a minimum rent of $19,764 per month. That lease expires in November 2010. The garage lessee, Evon, is responsible for insurance, repairs and maintenance, utilities and all taxes assessed against the improvements to the leased premises. The garage is operated by Ace Parking Management, Inc. ("Ace Parking") pursuant to a parking facility management agreement with the garage lessee.


TRU SPA LEASE

Approximately 5,400 square feet of space on the lobby level of the Hotel is leased to Tru Spa, LLC ("Tru Spa") for the operation of a health and beauty spa. The lease expires in May 2013, with a five year option to extend the term. The spa lease provides for minimum monthly rent of $11,667, additional rent of $2,072 (up to a total of $250,000 to help defray certain relocation construction costs) and other tenant fees. Minimum rental amounts are subject to adjustment every three years based on increases in the Consumer Price Index.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Partnership entered into an amended lease with the Chinese Culture Foundation of San Francisco (the "Foundation") for the third floor space of the Hotel commonly known as the Chinese Cultural Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease. The amended lease requires the Partnership to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. The term of the amended lease expires on October 17, 2023, with an automatic extension for another 10 year term if the property continues to be operated as a hotel. This amendment allowed Justice to incorporate the third floor into the renovation of the Hotel resulting in a new ballroom for the joint use of the Hotel and new offices and a gallery for the Chinese Culture Center.


COMPENSATION OF GENERAL PARTNERS AND REPOSITIONING FEES

Effective May 31, 2004, and as amended on February 23, 2006, Justice entered into a new General Partner Compensation Agreement (the "Compensation Agreement") with its two general partners, Evon and Portsmouth, to compensate them for their services to the Partnership. In order to plan, implement, and administer the repositioning and major changes in the operations of the Hotel, it is necessary for Evon and Portsmouth to devote substantial time, expertise, and effort in the renovation and in managing the Partnership's assets. The Compensation Agreement is structured to provide adequate compensation to Evon and Portsmouth and provide incentives to the general partners to encourage excellence in the performance of their responsibilities.

The Compensation Agreement provides that the general partners will receive annual base compensation of 1.5% of gross revenues, with a minimum annual base compensation of $263,000, adjusted for inflation. From the minimum annual base compensation, 80% will be paid to Evon for its services as the managing general partner and 20% will be paid to Portsmouth as the other general partner. Base annual compensation in excess of the minimum is payable in equal amounts to Evon and Portsmouth. The maximum base annual compensation that can be earned by the general partners is 1.5% of $40,000,000 of gross revenues. The Compensation Agreement also provides for incentive compensation to the general partners in a sum equal to the 5.0% of the annual net operating income of Justice, that is in excess of $7,000,000. Incentive compensation shall be payable in equal amounts to Evon and Portsmouth.

In accordance with the General Partner Compensation Agreement as restated on February 23, 2006, the partners were also to receive a fee for services rendered to the Partnership with the respect to repositioning the hotel in the amount of $755,000, which amount was to be paid equally to both general partners after achieving certain milestones related to the renovation and repositioning of the Hotel. For the fiscal years ended June 30, 2007 and 2006, a total of $387,611 and $376,389 in repositioning fees were earned by the general partners, with each general partner entitled to one half of those amounts. As of June 30, 2007, all milestones had been achieved and all repositioning fees had been paid.

Seasonality

The Hotel's operations historically have been seasonal. Like most hotels in the San Francisco area, the Hotel generally maintains higher occupancy and room rates during the first and second quarters of its fiscal year (July 1 through December 31) than it does in the third and fourth quarters (January 1 through June 30). These seasonal patterns can be expected to cause fluctuations in the quarterly revenues from the Hotel.

COMPETITION

The hotel industry is highly competitive. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual market in which properties are located. The Hotel is located in an area of intense competition from other hotels in the Financial District and San Francisco in general as described more fully under Item 2. "Description of Properties." Increased competition from new hotels, or hotels that have been recently undergone substantial renovation, could have an adverse effect on occupancy, average daily rate ("ADR") and room revenue per available room ("RevPar") and put pressure on the Partnership to make additional capital improvements to the Hotel to keep pace with the competition. Because the Hotel operates in an upper scale segment of the market, we could also face increased competition from providers of less expensive accommodations, such as limited service hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. As a result, there could be pressure to lower average daily rates during such periods to compete for these guests.

The Hotel is also subject to certain operating risks common to all of the hotel industry, which could adversely impact performance. These risks include:

   * Competition for guests and meetings from other hotels including competition and pricing pressure from internet wholesalers and distributors;

   * increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

   *  labor strikes, disruptions or lock outs;

   * dependence on demand from business and leisure travelers, which may fluctuate and is seasonal;

   * increases in energy costs, airline fares and other expenses related to travel, which may negatively affect traveling;

   * terrorism, terrorism alerts and warnings, wars and other military actions, SARS, pandemic or other medical events or warnings which may result in decreases in business and leisure travel; and

   *  adverse effects of weak general and local economies.


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

ENVIRONMENTAL MATTERS

In connection with the ownership of the Hotel and its rental properties, the Company is subject to various federal, state and local laws, ordinances and regulations relating to environmental protection. Under these laws, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances.

Environmental consultants retained by the Partnership or its lenders conducted updated Phase I environmental site assessments in the fiscal year ended June 30, 2007 on the Hotel property. These Phase I assessments relied, in part, on Phase I environmental assessments prepared in connection with the Partnership's first mortgage loan obtained in July 2005. Lenders for the Company's rental properties have also conducted Phase I environmental assessments for specific properties.

Phase I assessments are designed to evaluate the potential for environmental contamination on properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly-available databases; however, Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties. Although the Phase I assessments and other environmental reports we have reviewed disclose certain conditions on our properties and the use of hazardous substances in operation and maintenance activities that could pose a risk of environmental contamination or liability, we are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial position, results of operations or cash flows.

The Company believes that the Hotel and its rental properties are in compliance, in all material respects, with all federal, state and local environmental ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which could have a material adverse effect on the Company. The Company has not received written notice from any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of its present properties.


EMPLOYEES

As of June 30, 2007, the Company had a total of 8 full-time employees in its corporate office. Effective July 2002, the Company entered into a client service agreement with Administaff Companies II, L.P. ("Administaff"), a professional employer organization serving as an off-site, full service human resource department for its corporate office. Administaff personnel management services are delivered by entering into a co-employment relationship with the Company's employees. There are also approximately 5 employees at the Company's properties outside of the State of California that are subject to similar co-employment relationships with Administaff. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Although the employees of Portsmouth and Justice are not unionized, most employees of the Hotel are part of Local 2 of the Hotel Employees and Restaurant Employees Union ("UNITE HERE"). In September 2007, a new contract was reached with Local 2 that expires on August 14, 2009. As part of that agreement, Justice also settled all claims with Local 2 arising out of the temporary closing of the hotel for renovations. The Hotel also has labor agreements with Stationary Engineers, Local 39 and Teamsters, Local 856. Those contracts expire on January 11, 2009 and December 31, 2008, respectively.


Item 2.  Description of Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned directly by the Partnership. The Hotel is centrally located near the Financial District, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away. Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, constructed in 1970. The Hotel has 544 well appointed guest rooms and luxury suites situated on 22 floors as well as a 5,400 square foot Tru Spa health and beauty spa on the lobby level. The third floor houses the Chinese Culture Center and grand ballroom. The Hotel has approximately 15,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the Partnership, is included in the lease to the Chinese Culture Center.

The Hotel is located in an area of intense competition from other hotels in the Financial District. After being closed for more than seven months for a substantial renovation project in fiscal 2006, it has taken some time for the Hotel, now operating as a Hilton, to gain recognition as a totally upgraded and higher level property after being under the Holiday Inn brand for almost 35 years. The Hotel is also somewhat limited by having only 15,000 square feet of meeting room space. Other hotels, with greater meeting room space, may have a competitive advantage by being able to attract larger groups and small conventions. Management, in conjunction with its management company Prism and Hilton, will make every effort to market the Hotel as an upscale property to business travelers, leisure customers and small to medium size groups. While it may take some time for the Hotel to be fully recognized and reach its full potential, Management believes that the substantial renovations made to the Hotel, coupled with the strength of the Hilton brand and its Hilton Honors program, have provided the foundation for the Hotel to meet or exceed all of its competition.

Since the Hotel just completed renovations, there is no present program for any further major renovations; however, the Partnership expects to reserve approximately 4% of gross annual Hotel revenues each year for future capital requirements. In the opinion of management, the Hotel is adequately covered by insurance.

HOTEL PERFORMANCE

The following table presents certain statistical data and certain performance information for the Hotel for the fiscal years ended June 30, 2007 and 2006. For additional information, see "Item 7. Financial Statements" - Note 2 to the Company's consolidated financial statements.

Fiscal Year Ended         Average           Average
     June 30,            Daily Rate        Occupancy%         RevPar
-----------------        ----------        ----------        ---------
      2007                $159.90            75.8%            $121.53
      2006(1)             $147.39            50.2%            $ 74.29
-----------------

(1) Includes only five and one half months of operations after the Hotel was reopened in January 2006 after major renovations.


HOTEL FINANCINGS

On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30 year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30 year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice.

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

From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank ("UCB") paying off the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007. The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs arising from any disruption of business due to labor issues, natural causes affecting tourism and other unexpected events. The term of the new line of credit facility is for 60 months at an annual interest rate, based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus two percent. As of June 30, 2007, there were no amounts borrowed by Justice under the new line of credit; however, $1,500,000 of that line was utilized in the form of a standby letter of credit related to the Allied Litigation. The annual fee for the letter of credit is one and one half percent of $1,500,000, which fee is to be paid in quarterly installments for the periods in which the letter of credit is in effect.


REAL ESTATE PROPERTIES

At June 30, 2007, the Company's investment in real estate consisted of properties located throughout the United States, with a concentration in Texas and Southern California. These properties include nineteen apartment complexes, two single-family houses as strategic investments, and two commercial real estate properties, one of which serves as the Company's corporate headquarters. All properties are operating properties with
exception of the Company's corporate office.   In addition to the properties,
the Company owns approximately 4.1 acres of unimproved real estate in Texas and 2 acres of unimproved land in Maui, Hawaii.

In the opinion of management, each of the properties is adequately covered by insurance. None of the properties are subject to foreclosure proceedings or litigation, other than such litigation incurred in the normal course of business. The Company's rental property leases are short-term leases, with no lease extending beyond one year.

Las Colinas, Texas. The Las Colinas property is a water front apartment community along Beaver Creek that was developed in 1993 with 358 units on approximately 15.6 acres of land. The Company acquired the complex on April 30, 2004 for approximately $27,145,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. Real estate property taxes for the year ended June 30, 2007 were approximately $752,000. The outstanding mortgage balance was approximately $19,399,000 at June 30, 2007 and the maturity date of the mortgage is May 1, 2013.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2007 were approximately $172,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $9,957,000 at June 30, 2007 and the maturity date of the mortgage is May 1, 2013.

St. Louis, Missouri. The St. Louis property is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2007, real estate property taxes were approximately $139,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,243,000 at June 30, 2007 and the maturity date of the mortgage is July 1, 2008.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2007, real estate property taxes were approximately $48,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $4,200,000 at June 30, 2007 and the maturity date of the mortgage is July 1, 2014.

Irving, Texas. The Irving property is a two-story apartment with 224 units on approximately 9.9 acres. The Company acquired the property on September 16, 1994 at an initial cost of approximately $4,150,000. For the year ended June 30, 2007, real estate property taxes were approximately $190,000.
Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $4,022,000 at June 30, 2007 and the maturity date of the mortgage was January 1, 2008. As of June 30, 2007, this property was listed for sale. In August 2007, the Company sold this apartment for $8,050,000 and received net proceeds of approximately $3,680,000 after the repayment of the related mortgage note payable of approximately $3,730,000.

San Antonio, Texas. The San Antonio property is a two-story project with 132 units on approximately 4.3 acres. The Company acquired the complex on June 29, 1993 for $2,752,000. For the year ended June 30, 2007, real estate taxes were approximately $118,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,879,000 at June 30, 2007 and the maturity date of the mortgage is December 1, 2008.

Austin, Texas. The Austin property is a two-story project with 249 units on approximately 7.8 acres. The Company acquired the complex with 190 units on November 18, 1999 for $4,150,000. The Company also acquired an adjacent complex with 59 units on January 8, 2002 for $1,681,000. For the year ended June 30, 2007, real estate taxes were approximately $163,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $7,633,000 at June 30, 2007 and the maturity date of the mortgage is July 1, 2023. The Company also owns approximately 4.1 acres of unimproved land adjacent to this property.

Los Angeles, California. The Company owns two commercial properties, twelve apartment complexes, and two single-family houses in the general area of West Los Angeles.

The first Los Angeles commercial property is a 5,500 square foot, two story building that serves as the Company's corporate offices. The Company acquired the building on March 4, 1999 for $1,876,000. The property taxes for the year ended June 30, 2007 were approximately $28,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.
The outstanding mortgage balance was approximately $1,114,000 at June 30, 2007 and the maturity date of the mortgage is April 15, 2009.

The second Los Angeles commercial property is a 5,900 square foot commercial building. The Company acquired the building on September 15, 2000 for $1,758,000. The property taxes for the year ended June 30, 2007 were approximately $12,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $743,000 at June 30, 2007 and the maturity date of the mortgage is December 15, 2030.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30, 2006, real estate property taxes were approximately $17,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,000,000 at June 30, 2007 and the maturity date of the mortgage is December 1, 2018.

The second Los Angeles apartment complex is a 29,000 square foot three-story apartment with 27 units. This complex is held by Intergroup Woodland Village, Inc. ("Woodland Village"), which is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000. For the year ended June 30, 2007, real estate property taxes were approximately $53,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,782,000 at June 30, 2007 and the maturity date of the mortgage is October 1, 2029.

The third Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2007, real estate property taxes were approximately $30,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.
The outstanding mortgage balance was approximately $1,052,000 at June 30, 2007 and the maturity date of the mortgage is November 1, 2029.

The fourth Los Angeles apartment complex is a 10,500 square foot apartment with 9 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2007, real estate property taxes were approximately $23,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $787,000 at June 30, 2007 and the maturity date of the mortgage is December 31, 2029.

The fifth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2007, real estate property taxes were approximately $91,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $3,930,000 at June 30, 2007 and the maturity date of the mortgage is August 1, 2033.

The sixth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2007, real estate property taxes were approximately $61,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2003, the operations of this property stopped and in December 2003, major renovations of the property began. In May 2004, the Company obtained a construction loan in the amount of $6,268,000 as part of a major renovation of its 30-unit apartment complex located in Los Angeles, California. In December 2005, the Company entered into a loan modification agreement with the bank and increased the loan amount to $7,286,000 with
maturity on June 1. 2007. The loan was extended to September 1, 2007.   As of
June 30, 2007, the outstanding loan balance was $7,203,000. In August 2007, the construction loan was refinanced to a note payable in the amount of $6,850,000, with the Company paying the difference between the principal balance and all accrued interest and loan refinancing related fees. In July 2006, the renovation of the property was fully completed and as of June 30, 2007, the property was 93% occupied.

The seventh Los Angeles apartment complex is a 3,000 square foot apartment with 4 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2007, real estate property taxes were approximately $14,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $421,000 at June 30, 2007 and the maturity date of the mortgage is August 1, 2030.

The eighth Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2007, real estate property taxes were approximately $14,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $703,000 at June 30, 2007 and the maturity date of the mortgage is December 1, 2018.

The ninth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2007, real estate property taxes were approximately $18,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.
The outstanding mortgage balance was approximately $1,033,000 at June 30, 2007 and the maturity date of the mortgage is December 1, 2018.

The tenth Los Angeles apartment complex is a 32,800 square foot two-story apartment with 24 units. The Company acquired the property on March 8, 2001 at an initial cost of approximately $2,859,000. For the year ended June 30, 2007, real estate property taxes were approximately $39,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,667,000 at June 30, 2007 and the maturity date of the mortgage is April 1, 2031.

The eleventh Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2007, real estate property taxes were approximately $16,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $548,000 at June 30, 2007 and the maturity date of the mortgage is November 1, 2029.

The twelfth Los Angeles apartment complex, which is owned 100% by the Company's subsidiary Santa Fe, is a 4,200 square foot two-story apartment with 2 units. Santa Fe acquired the property on February 1, 2002 at an initial cost of approximately $785,000. For the year ended June 30, 2007, real estate property taxes were approximately $10,000. Depreciation is recorded on the straight-line method based upon an estimated useful Life of 40 years. The outstanding mortgage balance was approximately $432,000 at June 30, 2007 and the maturity date of the mortgage is January 18, 2032.

The first Los Angeles single-family house is a 2,771 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. For the year ended June 30, 2007, real estate property taxes were approximately $9,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $456,000 at June 30, 2007 and the maturity date of the mortgage is December 1, 2030.

The second Los Angeles single-family house is a 2,201 square foot home. The Company acquired the property on August 22, 2003 at an initial cost of approximately $700,000. For the year ended June 30, 2007, real estate property taxes were approximately $10,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $499,000 at June 30, 2007 and the maturity date of the mortgage is November 1, 2033.

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

ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) and the physical occupancy(gross potential rent less vacancy loss divided by gross potential rent) for each of the Company's operating properties for fiscal year ended June 30, 2007 are provided below.

                                        Economic              Physical
         Property                       Occupancy             Occupancy
         --------                       ---------            ----------
         Apartments:

         1.  Las Colinas,TX                72%                    89%
         2.  Morris County, NJ             91%                    96%
         3.  St. Louis, MO                 78%                    88%
         4.  Florence, KY                  86%                    94%
         5.  Irving, TX                    83%                    92%
         6.  San Antonio, TX               83%                    91%
         7.  Austin, TX                    59%                    81%
         8.  Los Angeles, CA (1)           81%                    99%
         9.  Los Angeles, CA (2)           72%                    98%
         10. Los Angeles, CA (3)           90%                    97%
         11. Los Angeles, CA (4)           83%                    99%
         12. Los Angeles, CA (5)           73%                   100%
         13. Los Angeles, CA (6)           47%(a)                 54%(a)
         14. Los Angeles, CA (7)           85%                    96%
         15. Los Angeles, CA (8)           97%                    98%
         16. Los Angeles, CA (9)           92%                    96%
         17. Los Angeles, CA (10)          81%                    97%
         18. Los Angeles, CA (11)          83%                    96%
         19. Los Angeles, CA (12)          98%                    98%

(a) Renovation of this property was not completed until July 2006 and renting of the units did not begin until June 2006. As of June 30, 2007, the property was 93% occupied.

The Company's Los Angeles, California properties are subject to various rent control laws, ordinances and regulations which impact the Company's ability to adjust and achieve higher rental rates.


MANAGEMENT OF THE PROPERTIES

The Company may engage third party management companies as agents to manage certain of Company's residential rental properties. Effective December 2006, the Company terminated its property management agreement with JPI Management Services, L.P. and transitioned the management of its properties to Productive Property Management, Inc., effective January 2007 for all of its properties located outside of California with exception to the Irving, Texas property,
which was being held for sale.   The Agreement provides for a management fee
equal to 3.5% of the gross monthly receipts of each property. The management agreements are for a term of one year, but can be terminated by either party upon thirty days written notice. During the years ended June 30, 2007 and 2006, the management fees were $338,000 and $88,000, respectively.

The Company' entered into a Management Agreement with Century West Properties, Inc. ("Century West") to act as an agent of the Company to rent and manage all of the Company's residential rental properties in the Los Angeles, California area. The Management Agreement with Century West was for an original term of twelve months ending on July 31, 2006 and continues on a month-to-month basis, until terminated upon 30 days prior written notice. The Management Agreement provides for a monthly fee equal to 4% of the monthly gross receipts from the properties with resident managers and a fee of 4 1/2% of monthly gross receipts for properties without resident mangers. During the years ended June 30, 2007 and 2006, the management fees were $122,000 and $87,000, respectively.


MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel and real estate operations, the Company also invests from time to time in income producing instruments, corporate debt and equity securities, mortgage backed securities, securities issued by REIT's and other companies which invest primarily in real estate.

The Company's securities investments are made under the supervision of a Securities Investment Committee of the Board of Directors. The Committee currently has three members and is chaired by the Company's Chairman of the Board and President, John V. Winfield. The Committee has delegated authority to manage the portfolio to the Company's Chairman and President together with such assistants and management committees he may engage. The Committee has established investment guidelines for the Company's investments. These guidelines presently include: (i) corporate equity securities should be listed on the New York or American Stock Exchanges or the Nasdaq Stock Market; (ii) securities should be priced above $5.00 per share; and (iii) investment in a particular issuer should not exceed 5% of the market value of the total portfolio. The investment policies do not require the Company to divest itself of investments, which initially meet these guidelines but subsequently fail to meet one or more of the investment criteria. Non-conforming investments require the approval of the Securities Investment Committee. The Committee has in the past approved non-conforming investments and may in the future approve non-conforming investments. The Securities Investment Committee may modify these guidelines from time to time.

The Company's investment portfolio is diversified with 39 different equity securities. The Company has six individual positions that comprise more than 5% of the equity value of the portfolio with the largest being 11.5% of the value of the portfolio. The amount of the Company's investment in any particular issue may increase or decrease, and additions or reductions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reductions in other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2007, the fair market value of the Company's marketable securities was $17,763,000.

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2007, the Company had other investments of $5,294,000.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2007, the Company had obligations for securities sold (equities short) of $1,485,000 and had no naked short positions.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2007, the Company had a margin balance of $8,135,000 and incurred $671,000 and $767,000 in margin interest expense during the year ended June 30, 2007 and 2006, respectively.

On July 18, 2003, the disinterested members of the respective Boards of Directors of the Company's subsidiary, Santa Fe and Santa Fe's subsidiary, Portsmouth, established a performance based compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the securities portfolios of those companies. On January 12, 2004, the disinterested members of the Securities Investment Committee of InterGroup also established a performance based compensation program for Mr. Winfield, which was ratified by the Board of Directors. The terms of that compensation arrangement are discussed in detail in Item 10 "Executive Compensation" of this Report. During the years ended June 30, 2007 and 2006, no performance based compensation was earned by the Company's CEO.

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


Item 3.  Legal Proceedings

Bacon Plumbing Co., Inc. and Golden Electric Company v. Allied Construction, et al., San Francisco County Superior Court, Case No. 06-455440.

This is to update matters previously reported regarding the litigation and lien claims filed by Allied Construction Management, Inc. ("Allied") and eight subcontractors arising out of the renovation work performed on the San Francisco Hotel property. All of those claims were consolidated into the above entitled action. In August 2007, the Partnership reached tentative settlements, subject to court approval, with all of the subcontractors that filed liens in an aggregate amount of approximately $1,580,000. The total amount of the liens filed by the subcontractors was approximately $1,756,000. Still unresolved is the balance of the claim asserted by Allied in the approximate amount of $600,000. Justice, Evon and Portsmouth dispute that any amounts are owed to Allied and will vigorously defend the balance of this action against the Allied claims.


Item 4.  Submission of Matters to a Vote of Security Holders.


On May 25, 2007, the Board of Directors unanimously approved amendments to the Company's Certificate of Incorporation providing for: (i) a reduction in the total number of shares of stock that the Company is authorized to issue from 9,000,000 shares to 4,100,000 shares; (ii) the elimination of Class A Common Stock as a class of stock that the Company is authorized to issue; and (iii) a reduction in the number of shares of Preferred Stock that the Company is authorized to issue from 2,500,000 shares to 100,000 shares. The holders of 1,547,836 shares, constituting 65.8% of the Company's Common Stock, executed written consents in favor of the amendments. On June 28, 2007, the Company sent an information statement to all of the holders of the Company's Common Stock informing them of the action taken by written consent.

The amendments to the Company's Certificate of Incorporation did not become effective until the filing of a Certificate of Amendment with the Delaware Secretary of State on August 6, 2007. A copy of the Certificate of Amendment is filed as Exhibit 3.4 to this Report.

                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is listed and trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market LLC under the symbol: "INTG". The following table sets forth the high and low sales prices for the Company's common stock for each quarter of the last two fiscal years ended June 30, 2007 and 2006 as reported by NASDAQ.


Fiscal 2007                           High                Low
-----------                           -----               -----
First Quarter 7/1 - 9/30             $17.75              $14.50
Second Quarter 10/1 - 12/31          $19.98              $15.50
Third Quarter 1/1 - 3/31             $20.83              $18.30
Fourth Quarter 4/1 - 6/30            $20.00              $15.82


Fiscal 2006                           High                Low
-----------                           -----               -----
First Quarter 7/1 - 9/30             $17.25              $14.50
Second Quarter 10/1 - 12/31          $16.40              $14.72
Third Quarter 1/1 - 3/31             $16.45              $14.00
Fourth Quarter 4/1 - 6/30            $17.16              $14.00


As of September 14, 2007, there were 512 shareholders of record and a total of approximately 1,100 shareholders including beneficial holders of the Company's Common Stock.


DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.

                                    -21

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2007, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category       Securities to     Weighted average   Remaining available
                      be issued       exercise price     for future issuance
                    upon exercise     of outstanding        under equity
                    of outstanding       options         compensation plans
                       options,        warrants and         (excluding
                     warrants and         rights             securities
                       rights                               reflected in
                                                             column (a))
                         (a)                (b)                 (c)
-------------------  ------------      -------------     -------------------
Equity compensation
plans approved by
security holders(1)    390,000             $9.91               60,000
----------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders      None               N/A                 None
----------------------------------------------------------------------------
     Total             390,000             $9.91               60,000
----------------------------------------------------------------------------

(1) The Company also has 57,600 shares of Common Stock available for future issuance pursuant to the 2007 Stock Compensation Plan for Non-Employee Directors, which plan was approved by security holders on February 21, 2007. Pursuant to the 2007 Plan, each non-employee director will receive, on July 1 of each year, an annual grant of a number of shares of Common Stock of the Company equal in value to $18,000 based on the fair market value of the Common Stock on the date of grant.



         SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
Fiscal        Number of      Average         as Part of Publicly     Yet Be Purchased
 2007          Shares       Price Paid        Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(April 1-         -              -                 -                    27,282
April 30)
--------------------------------------------------------------------------------------
Month #2
(May 1-           -              -                 -                    27,282
May 31)
--------------------------------------------------------------------------------------
Month #3
(June 1-      4,954         $16.60             4,954                    22,328
June 30)
--------------------------------------------------------------------------------------
Total         4,954         $16.60             4,954                    22,328
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


Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The Company's principal business is conducted through Portsmouth's general and limited partnership interest in Justice. Justice owns a 544 room hotel property located at 750 Kearny Street, San Francisco, California 94108, now known as the "Hilton San Francisco Financial District" (the "Hotel") and related facilities, including a five level underground parking garage. The Company also derives rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. Portsmouth has a 50.0% ownership interest in Justice and serves as one of the general partners. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, known as the Hilton San Francisco Financial District hotel (the "Hotel"). The financial statements of Justice have been consolidated with those of the Company, effective as of July 1, 2006. See Note 2 to the Consolidated Financial Statements.

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

The Company also derives income from management fees paid to Portsmouth as a general partner in Justice. In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. Properties include nineteen apartment complexes, two commercial real estate properties, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company's residential rental properties with exception of the Irving, Texas property, are managed by professional third party property management companies.

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


Recent Developments

On March 28, 2007, Justice paid a special limited partnership distribution in a total amount of $1,000,000, of which $500,000 is eliminated in consolidation. The general partners believed that operations of the Hotel had stabilized under the Hilton brand and new management, and that cash flows were sufficient to warrant a special distribution, especially with the new financings in place to meet any additional capital needs. The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors.

In August 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and received net proceeds of approximately $3,680,000 after the repayment of the related mortgage note payable of
approximately $3,730,000.   With the net proceeds, the Company made a
$3,000,000 payment to reduce its outstanding line of credit to $1,258,000 from $4,258,000.

In August 2007, the Company refinanced its $7,203,000 construction loan on its 30-unit apartment complex located in Los Angeles, California and obtained a mortgage note payable in the amount of $6,850,000. The term of the note is 15 years, with interest only for the first two years. The interest is fixed at 5.97%.

In August 2007, Portsmouth agreed make a $973,000 equity investment in the Company's wholly subsidiary, Intergroup Uluniu, Inc., a Hawaii corporation ("Uluniu") in exchange for a 50% equity position in Uluniu. Uluniu owns an approximately two-acre parcel of unimproved land located in Kihei, Maui, Hawaii which is held for development. Portsmouth's investment in Uluniu represents an amount equal to the costs paid by InterGroup for the acquisition and carrying costs of the property through August 2007.

Uluniu intends to obtain the entitlements and permits necessary for the joint development of the parcel with an adjoining landowner into residential units. After the completion of this predevelopment phase, the Uluniu will determine whether it more advantageous to sell the entitled property or to commence with construction. As of September 5, 2007, $758,000 of the investment amount had been paid by Portsmouth and the proceeds were used by Uluniu to retire the mortgage on the property in the approximate amount of $756,000. The balance of the proceeds will be used to fund predevelopment costs and to meet other requirements to try to enhance the value of the property.

For the Year Ended June 30, 2007 as compared to June 30, 2006.

The Company had a net loss of $3,592,000 for the year ended June 30, 2007 compared to a net loss of $1,923,000 for the year ended June 30, 2006. The increase in the net loss is primarily attributable to the significantly lower income from investment transactions, partially offset by the significant decrease in the Company's portion of the loss from Justice Investors. For the year ending June 30, 2007, the Company consolidated the operations of Justice Investors for the first time.

The net loss from the operations of Justice Investors was $4,601,000 for the fiscal year ended June 30, 2007, compared to a net loss of $8,330,000 for the fiscal year ended June 30, 2006 (see Note 2 for more details). The decrease was primarily attributable to net income generated from the operations of the Hotel for a full fiscal year in 2007, compared to the prior fiscal year when the Hotel did not reopen until January 12, 2006 after undergoing major renovations, and from higher garage rental income in the current year. Those results were partially offset by greater depreciation and amortization expenses of $4,172,000 for fiscal 2007 from $2,285,000 in fiscal 2006, an increase in interest expense to $2,919,000 in fiscal 2007 from $1,373,000 in 2006 and an increase in insurance costs to $1,230,000 for fiscal 2007 compared to $367,000 in fiscal 2006. The increase in those costs are attributable to the renovation and improvements to the Hotel. Justice also incurred higher general and administrative expenses due to an increase in certain legal and consulting fees in the current year. Those nonrecurring costs related to the Allied Litigation, the termination and transition of the Hotel management agreement from Dow to Prism, and zoning issues were approximately $1.5 million.

For the fiscal year ended June 30, 2007, the operations of the Hotel on a standalone basis (see Note 2) generated net income of $2,443,000 on total operating revenues of approximately $29,984,000 compared to a loss from Hotel operations of $3,787,000 on total operating revenues of $9,054,000 for the fiscal year ended June 30, 2006, when the Hotel first reopened on a limited basis on January 12, 2006. Garage rent increased to $1,533,000 for fiscal 2007 from $945,000 in fiscal 2006 primarily due to the Hotel being open for a full year in fiscal 2007.


The following table sets forth the average daily room rate ("ADR"), average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the fiscal years ended June 30, 2007 and 2006.

Fiscal Year Ended         Average           Average
     June 30,            Daily Rate        Occupancy%         RevPar
-----------------        ----------        ----------        ---------
      2007                $159.90            75.8%            $121.53
      2006(1)             $147.39            50.2%            $ 74.29
-----------------

(1) Includes only five and one half months of operations after the Hotel was reopened in January 2006 after major renovations.

Average daily room rates have continued to improve since the Hotel's reopening in January 2006 and average occupancy rates have increased dramatically this fiscal year. As a result, the Hotel has shown an approximately $47 increase in RevPar. We believe that many of the new programs implemented to increase revenues and efficiencies at the Hotel, as well as certain management personnel changes, have helped improve operations. While the Hotel's food and beverage operations remain challenging, management was able to reduce losses in that department during the current fiscal year. Due to brand requirements of maintaining a three-meal, full service restaurant, the associated costs of union labor, and the intense competition in the San Francisco market for restaurants, food and beverage operations will continue to be challenging. Management will continue to work to address those issues and to explore all options to improve the operations of the Hotel.

We anticipate that the operating results of the Hotel will continue to improve in fiscal 2008 with increases in ADRs, occupancy and RevPar as the Hotel approaches full stabilization and gets further penetration into the Financial District hotel market. We also foresee a reduction in Partnership general and administrative expenses for legal and consulting fees in fiscal 2008, as many of those expenses were attributable to nonrecurring legal and transition matters that took place in fiscal 2007. We also expect that the Partnership will start making more regular distributions to its limited partners in fiscal 2008 if cash flows from the Hotel operations continue to improve.

The loss from real estate operations increased to $2,352,000 for the year ended June 30, 2007 from $2,158,000 for the year ended June 30, 2006, primarily as the result in the increase in property operating expenses, mortgage interest expense and depreciation expense, partially offset by the increase in rental income. The increase in rental income to $13,295,000 from $12,014,000 is primarily as the result of the improved rental housing market and the completion of the major renovation and rental of the Company's 30-unit apartment located in Los Angeles, California. Rental income from the Company's Los Angeles, California property portfolio increased by $831,000 from the prior comparable year, with $524,000 of the rental income increase related to the first year rental of the 30-unit, newly renovated apartment. The remaining rental income increase of $450,000 is related to the Company's rental properties located outside of California as the result of the improved occupancy. Property expenses increased to $6,991,000 from $6,315,000 primarily as the result of the $707,000 in settlement expenses and attorneys' fees arising out of tenant litigation related to the operations of the rental properties. All such claims were settled and the litigation costs are not expected to be recurring. The increase in the mortgage interest and depreciation expenses is primarily attributable to the placing of the 30-unit apartment into operations beginning in July 2006.

In August 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and received net proceeds of approximately $3,665,000 after the repayment of the related mortgage note payable of
approximately $3,730,000.   With the net proceeds, the Company made a
$3,000,000 payment to reduce its outstanding line of credit to $1,258,000 from $4,258,000. This property was classified as held-for-sale on the balance sheet as of June 30, 2007 and the related revenues and expenses for this property for the year ending June 30, 2007 and 2006 classified under discontinued operations. During the year ended June 30, 2006, the Company sold three apartment complexes and a parcel of land and realized gains on the sale of real estate of totaling $1,321,000. The revenues and expenses along with the gains on the sale of real estate of these properties are also classified under discontinued operations.

Net gains on marketable securities decreased to $2,769,000 for the year ended June 30, 2007 from $4,921,000 for the year ended June 30, 2006. For the year ended June 30, 2007, the Company had net realized gains of $3,436,000 and net unrealized losses of $667,000. For the year ended June 30, 2006, the Company had net realized gains of $2,048,000 and net unrealized gains of $2,873,000. Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the year ended June 30, 2007, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded an impairment loss on other investments of $1,012,000. In the comparable year, the Company recorded an other than temporary impairment loss of $513,000 related to other investments. These investments were determined to be impaired after review of the most recent financial statements and news releases of the entity in which the Company invested in.

Dividend and interest income decreased to $561,000 for the year ended June 30, 2007 from $697,000 for the year ended June 30, 2006 as a result of the decreased investment in income yielding securities during the fiscal year ended June 30, 2007.

Margin interest and trading expenses decreased to $2,146,000 for the year ended June 30, 2007 from $2,485,000 for the year ended June 30, 2006 primarily as the result of the reduction in the trading related expenses which include personnel and expenses relating to the management of the Company's portfolio.

The total provision for income tax benefit decreased to $1,381,000 for the year ended June 30, 2007 from $2,131,000 for the year ended June 30, 2006 as the result of the recording of an deferred tax valuation allowance of $839,000 during the year ended June 30, 2007. Management believes that it is more likely than not that the Company will not realize the benefit of the deferred asset as of June 30, 2007.

Minority interest benefit increased to $3,377,000 for the year ended June 30, 2007 from $487,000 for the year ended June 30, 2006 primarily as the result of the $2,423,000 minority interest benefit recognized during the year ended June 30, 2007 related to the consolidation of Justice Investors. For the year ended June 30, 2006, the Company's investment in Justice Investors was recorded on an equity basis. The remaining increase in minority interest benefit related to higher losses incurred at the Company's two subsidiaries, Portsmouth and Santa Fe, during the year ended June 30, 2007.


MARKETABLE SECURITIES

The Company's securities investments are made under the supervision of a Securities Investment Committee of the Board of Directors. The Committee currently has three members and is chaired by the Company's Chairman of the Board and President, John V. Winfield. The Committee has delegated authority to manage the portfolio to the Company's Chairman and President together with such assistants and management committees he may engage. The Committee has established investment guidelines for the Company's investments. These guidelines presently include: (i) corporate equity securities should be listed on the New York or American Stock Exchanges or the Nasdaq Stock Market; (ii) securities should be priced above $5.00 per share; and (iii) investment in a particular issuer should not exceed 5% of the market value of the total portfolio. The investment policies do not require the Company to divest itself of investments, which initially meet these guidelines but subsequently fail to meet one or more of the investment criteria. Non-conforming investments require the approval of the Securities Investment Committee. The Committee has in the past approved non-conforming investments and may in the future approve non-conforming investments. The Securities Investment Committee may modify these guidelines from time to time.

The Company's investment portfolio is diversified with 39 different equity securities. The Company has six individual positions that comprise more than 5% of the equity value of the portfolio with the largest being 11.5% of the value of the portfolio. The amount of the Company's investment in any particular issue may increase or decrease, and additions or reductions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reductions in other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2007, the market value of the Company's marketable securities was $17,763,000.

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2007, the Company had other investments of $5,294,000.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2007, the Company had obligations for securities sold (equities short) of $1,485,000 and had no naked short positions.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2007, the Company had a margin balance of $8,135,000 and incurred $671,000 and $767,000 in margin interest expense during the year ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, the Company had investments in marketable equity securities of $17,763,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of June 30, 2007:

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Retail and consumer goods           $  3,516,000              19.8%
   Technology                             2,727,000              15.4%
   REITs                                  2,154,000              12.1%
   Insurance, banks and brokers           1,902,000              10.7%
   Diary products                         1,528,000               8.6%
   Telecommunications and media           1,230,000               6.9%
   Services                               1,049,000               5.9%
   Holding companies                        842,000               4.7%
   Pharmaceuticals and healthcare           539,000               3.0%
   Utilities and energy                     457,000               2.6%
   Other                                  1,819,000              10.3%
                                       ------------           ----------
                                       $ 17,763,000             100.0%
                                       ============           ==========

The following table shows the net gain on the Company's marketable securities and the associated margin interest and trading expenses for the respective years:

For the years ended June 30,                 2007                   2006
                                       ------------           ------------
Net investment gains                    $ 2,769,000           $  4,921,000
Impairment loss on other investments     (1,012,000)              (513,000)
Dividend & interest income                  561,000                697,000
Margin interest                            (671,000)              (767,000)
Trading expenses                         (1,475,000)            (1,718,000)
                                       ------------           ------------
                                       $    172,000           $  2,620,000
                                       ============           ============


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated from the operations of Justice Investors. The Company also receives revenues generated from its real estate operations and from the investment of its cash and securities assets Since the operations of the Hotel were temporarily closed down on May 31, 2005, and significant amounts of money were expended to renovate and reposition the Hotel as a Hilton, Justice did not pay any partnership distributions until the end of March 2007. As a result, the Company had to depend more on the revenues generated from its real estate operations and the investment of its cash and securities assets during that transition period.

Prior to operating the hotel as a Hilton, the Partnership was required to make substantial renovations to the hotel to meet Hilton standards in accordance with a product improvement plan agreed upon by Hilton and the Partnership, as well as complying with other brand standards. The total cost of the construction-renovation project of the Hotel was approximately $37,030,000, which includes approximately $630,000 in interest costs incurred during the construction phase that were capitalized.

To meet its substantial financial commitments for the renovation project and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30 year amortization schedule. The Prudential Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. As of June 30, 2007, the total amount outstanding of the Prudential Loan was approximately $29,203,000.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30 year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is without recourse to the limited and general partners of Justice. As of June 30, 2007, the total amount outstanding of the Second Prudential Loan was approximately $18,965,000.

From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank ("UCB") paying off the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007. The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs arising from any disruption of business due to labor issues, natural causes affecting tourism and other unexpected events. The term of the new line of credit facility is for 60 months at an annual interest rate, based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus two percent. As of June 30, 2007, there were no amounts borrowed by Justice under the new line of credit; however, $1,500,000 of that line was utilized in the form of a standby letter of credit related for the Allied Litigation. The annual fee for the letter of credit is one and one half percent of $1,500,000, which fee is to be paid in quarterly installments for the periods in which the letter of credit is in effect.

The Hotel started to generate net operating income from its operations in June 2006, which have continued to improve during the Company's fiscal year ended June 30, 2007. As a result, Justice was able to pay a special limited partnership distribution in a total amount of $1,000,000 on March 28, 2007, of which Portsmouth received $500,000. The general partners believed that operations of the Hotel had stabilized under the Hilton brand and new management, and that cash flows were sufficient to warrant a special distribution, especially with the new financings in place to meet any additional capital needs. The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors.

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

In August 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and received net proceeds of approximately $3,680,000 after the repayment of the related mortgage note payable of
approximately $3,730,000.   With the net proceeds, the Company made a
$3,000,000 payment to reduce its outstanding line of credit to $1,258,000 from $4,258,000.

In August 2007, the Company refinanced its $7,203,000 construction loan on its 30-unit apartment complex located in Los Angeles, California and obtained a mortgage note payable in the amount of $6,850,000. The term of the note is 15 years, with interest only for the first two years. The interest is fixed at 5.97%.

During the year ended June 30, 2007, the Company improved properties in the aggregate amount of $3,275,000. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the

Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

During the year ended June 30, 2007, the Company purchased 2,200 shares of Portsmouth stock for a total investment of $77,000.

During the year ended June 30, 2007, the Company purchased 13,295 shares of Santa Fe stock for a total investment of $239,000.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, shares of its Common Stock. Such repurchases may be made at the discretion of management and depending upon market conditions. During the year ended June 30, 2007, the Company acquired an additional 13,789 shares of its Common Stock for $238,000. Approximately 22,000 shares remain eligible for the Company to repurchase under that authorization.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the statement of operations.

Management believes that its cash, securities assets, and the cash flows generated from those assets and from partnership distributions and management fees, will be adequate to meet the Company's current and future obligations.


OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.


CONTRACTUAL OBLIGATIONS

The annual combined aggregate principal payments on the mortgage notes payable for the five-year period commencing July 1, 2007, and thereafter, are as follows:

                 Year ending June 30,
                      2008             $  13,861,000
                      2009                10,789,000
                      2010                 1,873,000
                      2011                 1,974,000
                      2012                 2,087,000
                      Thereafter          95,037,000
                                         -----------
                       Total           $ 125,621,000
                                         ===========


IMPACT OF INFLATION

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


CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Item 7.  Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                             Page
                                                                       ----

Report of Independent Registered Public Accounting Firm                 33

Consolidated Balance Sheet at June 30, 2007                             34

Consolidated Statements of Operations for the
  years ended June 30, 2007 and 2006                                    35

Consolidated Statements of Shareholders' Equity for the years
  ended June 30, 2007 and 2006                                          36

Consolidated Statements of Cash Flows for the years ended
  June 30, 2007 and 2006                                                37

Notes to Consolidated Financial Statements                              38



         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of The InterGroup Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of The InterGroup Corporation and its subsidiaries at June 30, 2007, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for a partnership investment on July 1, 2006.

/s/ PricewaterhouseCoopers LLP

Irvine, California
September 28, 2007

                         THE INTERGROUP CORPORATION
                         CONSOLIDATED BALANCE SHEET

As of June 30,                                                       2007
                                                                  -----------
                                      ASSETS

  Cash and cash equivalents                                      $  2,158,000
  Restricted cash                                                   4,109,000
  Investment in marketable securities                              17,763,000
  Other investments                                                 5,294,000
  Prepaid expenses and other assets                                 3,761,000
  Property held for sale                                            3,650,000
  Investment in hotel, net                                         49,599,000
  Investment in real estate, net                                   73,509,000
                                                                  -----------
    Total assets                                                 $159,843,000
                                                                  ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and other liabilities                         $ 12,397,000
  Due to securities broker                                          8,135,000
  Obligation for securities sold                                    1,485,000
  Line of credit                                                    4,258,000
  Mortgage note payable - hotel                                    48,168,000
  Mortgage note payable - real estate                              73,431,000
  Mortgage note payable - property held for sale                    4,022,000
  Deferred income taxes                                             2,490,000
                                                                  -----------
    Total liabilities                                             154,386,000
                                                                  -----------

Commitments and contingencies (Note 16)

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,196,145 issued, 2,348,473 outstanding                             21,000
  Common stock, Class A $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Additional paid-in capital                                        8,730,000
  Retained earnings                                                 5,758,000
  Treasury stock, at cost, 847,672 shares                          (9,052,000)
                                                                  -----------
    Total shareholders' equity                                      5,457,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $159,843,000
                                                                  ===========

The accompanying notes are an integral part of the consolidated financial statements.


                         THE INTERGROUP CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,                            2007           2006
                                                     -----------    -----------
Justice Investors operations:
  Hotel and garage revenue                          $ 31,715,000   $          -
  Operating expenses                                 (28,664,000)             -
  Interest expense                                    (2,919,000)             -
  Real estate taxes                                     (561,000)             -
  Depreciation and amortization                       (4,172,000)             -
                                                     -----------    -----------
  Loss from Justice Investors operations              (4,601,000)             -
                                                     -----------    -----------

Equity in net loss of Justice Investors                        -     (4,288,000)
                                                     -----------    -----------
Real estate operations:
  Rental income                                       13,295,000     12,014,000
  Property operating expense                          (6,991,000)    (6,315,000)
  Mortgage interest expense                           (4,167,000)    (3,697,000)
  Real estate taxes                                   (1,812,000)    (1,798,000)
  Depreciation                                        (2,677,000)    (2,362,000)
                                                     -----------    -----------
  Loss from real estate operations                    (2,352,000)    (2,158,000)
                                                     -----------    -----------
Investment transactions:
  Net gains on marketable securities                   2,769,000      4,921,000
  Impairment loss on other investments                (1,012,000)      (513,000)
  Dividend and interest income                           561,000        697,000
  Margin interest and trading expenses                (2,146,000)    (2,485,000)
                                                     -----------    -----------
  Income from investment transactions                    172,000      2,620,000
                                                     -----------    -----------
Other income(expense):
  General and administrative expense                  (1,747,000)    (1,659,000)
  Other income(expense)                                 (186,000)      (155,000)
                                                     -----------    -----------
  Other expense                                       (1,933,000)    (1,814,000)
                                                     -----------    -----------
Loss before provision for income taxes and
  minority interest                                   (8,714,000)    (5,640,000)

Minority interest - Justice Investors, pre-tax         2,423,000              -
                                                     -----------    -----------
Loss before income taxes                              (6,291,000)    (5,640,000)

Provision for income tax benefit                       1,441,000      2,647,000
                                                     -----------    -----------
Loss before minority interest                         (4,850,000)    (2,993,000)
Minority interest, net of tax                            954,000        487,000
                                                     -----------    -----------
Loss from continuing operations                       (3,896,000)    (2,506,000)
                                                     -----------    -----------

Discontinued operations:
  Income(loss)on discontinued operations                 364,000       (222,000)
  Gain on sale of real estate                                  -      1,321,000
  Provision for income tax expense                       (60,000)      (516,000)
                                                     -----------    -----------
Income from discontinued operations                      304,000        583,000
                                                     -----------    -----------
Net loss                                            $ (3,592,000)  $ (1,923,000)
                                                     ===========    ===========

Loss per share from continuing operations
  Basic                                             $      (1.66)  $      (1.05)
  Diluted                                           $      (1.66)  $      (1.05)
                                                     ===========    ===========
Income per share from discontinued operations
  Basic                                             $       0.13   $       0.24
  Diluted                                           $       0.13   $       0.21
                                                     ===========    ===========
Loss per share
  Basic                                             $      (1.53)  $      (0.81)
  Diluted                                           $      (1.53)  $      (0.81)
                                                     ===========    ===========

Weighted average number of shares outstanding          2,353,695      2,385,008
                                                     ===========    ===========
Diluted weighted average number of shares
  outstanding                                          2,724,945      2,754,008
                                                     ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.


                          THE INTERGROUP CORPORATION
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                             Additional
                   Common     paid-in       Retained      Treasury
                    stock     capital       Earnings       Stock           Total
                   -------   ----------   -----------    -----------  -------------
Balance at
 June 30, 2005     $21,000   $8,686,000   $11,273,000    $(7,839,000)  $12,141,000

Net loss                                   (1,923,000)                  (1,923,000)

Purchase of
 treasury stock                                             (975,000)     (975,000)
                   -------   ----------   -----------    -----------   -----------
Balance at
 June 30, 2006      21,000    8,686,000     9,350,000     (8,814,000)    9,243,000

Net loss                                   (3,592,000)                  (3,592,000)

Issuance of stock                44,000                                     44,000

Purchase of
 treasury stock                                             (238,000)     (238,000)

                   -------   ----------   -----------    -----------   -----------
Balance at
 June 30, 2007     $21,000   $8,730,000   $ 5,758,000    $(9,052,000)  $ 5,457,000
                   =======   ==========   ===========    ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.


                        THE INTERGROUP COPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30,                         2007           2006
                                                 -----------    -----------
Cash flows from operating activities:
Net loss                                         $(3,592,000)   $(1,923,000)
Adjustments to reconcile net loss
 to cash provided by operating activities:
  Depreciation of real estate                      6,849,000      2,511,000
  Gain on sale of real estate                              -     (1,321,000)
  Equity in net loss of Justice Investors                  -      4,288,000
  Net unrealized loss(gain) on investments           667,000     (2,873,000)
  Impairment loss on other investments             1,012,000        513,000
  Minority interest                               (3,377,000)      (487,000)
  Changes in assets and liabilities:
   Prepaid expenses and other assets                 577,000        646,000
   Investment in marketable securities            10,756,000     (2,279,000)
   Other investments                              (1,962,000)    (2,689,000)
   Accounts payable and other liabilities          2,273,000       (107,000)
   Due to securities broker                       (3,397,000)     4,806,000
   Obligations for securities sold                (5,150,000)     1,378,000
   Deferred taxes                                 (1,397,000)    (2,413,000)
                                                 -----------    ------------
Net cash provided by operating activities          3,259,000         50,000
                                                 -----------   ------------
Cash flows from investing activities:

  Net proceeds from sale of real estate                    -      8,677,000
  Capital expenditures for buildings,
   improvements and equipment                     (3,275,000)    (2,917,000)
  Investment in Santa Fe                            (239,000)      (260,000)
  Investment in Portsmouth                           (77,000)      (718,000)
  Investment in Justice Investors                          -       (180,000)
  Restricted cash                                 (1,397,000)       269,000
                                                 -----------    -----------
Net cash (used in)provided by investing
  activities                                      (4,988,000)     4,871,000
                                                 -----------    -----------
Cash flows from financing activities:

  Borrowings from mortgage notes payable          19,325,000      1,745,000
  Principal payments on mortgage notes payable   (17,679,000)    (3,921,000)
  Payments to line of credit                               -     (2,055,000)
  Purchase of treasury stock                        (238,000)      (975,000)
  Issuance of common stock                            44,000              -
  Distribution to minority partners                 (500,000)             -
                                                 -----------    -----------
Net cash provided by(used in) financing
  activities                                         952,000     (5,206,000)
                                                 -----------    -----------
Net decrease in cash and cash equivalents           (777,000)      (285,000)
Cash and cash equivalents at beginning of
 period                                            2,935,000        868,000
                                                 -----------    -----------
Cash and cash equivalents at end of period       $ 2,158,000    $   583,000
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

For tax and interest paid, see NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION.


The accompanying notes are an integral part of the consolidated financial statements.

                      THE INTERGROUP CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES:

Description of the Business

The InterGroup Corporation ("InterGroup" or the "Company") was formed to buy, develop, operate and dispose of real property and to engage in various investment activities to benefit the Company and its shareholders.

As of June 30, 2007, the Company had the power to vote 79.1% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company's Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI), which derives its revenue primarily as a general partner and a 50% limited partner in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). InterGroup also directly owns approximately 10.9% of the common stock of Portsmouth. In April 2006, the Company purchased a 0.20% limited partnership interest in Justice from another limited partner for $180,000, which brought Portsmouth's limited partnership interest in Justice to exactly 50.00%. Portsmouth also serves as one of the two general partners of Justice. The other general partner, Evon Corporation ("Evon"), acts as the managing general partner. As discussed in Note 2, the financial statements of Justice are consolidated with those of the Company, effective the fiscal year beginning July 1, 2006.

Justice owns a 544-room hotel property located at 750 Kearny Street, San Francisco, California 94108, now known as the "Hilton San Francisco Financial District" (the "Hotel") and related facilities, including a five level underground parking garage. Justice serves as the owner/operator of the Hotel with the assistance of a third party management company. Effective July 1, 2004, the Hotel was operated as a Holiday Inn Select brand hotel pursuant to a short term franchise agreement until it was temporarily closed for major renovations on May 31, 2005. The total construction costs related to the Hotel renovation was approximately $36.4 million and approximately $630,000 in capitalized interest. The Hotel was reopened on January 12, 2006 to operate as a full service Hilton hotel, pursuant to a Franchise License Agreement with Hilton Hotels Corporation.


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

The Company is also required to reserve cash in accordance with loan covenants. The required reserve at June 30, 2007 was approximately $4,109,000.


Investment in Marketable Securities

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the consolidated statements of operations.


Other Investments

Other investments in non-marketable securities are carried at cost as the Company has no significant influence or control. Other investments are recorded on the Company's balance sheet as part of other investments and reviewed for other than temporary impairment on a periodic basis.


Prepaid expenses and Other Assets

Prepaid expenses and other assets includes accounts receivable from Hotel and rental property, inventory, prepaid expenses, loan fees and franchise fees. Loan fees are stated at cost and amortized over the term of the loan using the straight-line method which approximates the effective interest method. Franchise fees are stated at cost and amortized over the life of the agreement of 15 years.

Accounts receivable from the Hotel and rental property customers are carried at cost less an allowance for doubtful accounts that is based on management's assessment of the collectibility of accounts receivable. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers.


Investment in Hotel, Net

The Hotel and equipment are stated at cost less accumulated depreciation. Building and improvements are being depreciated on a straight-line basis over their estimated useful lives ranging from 5 to 39 years. Furniture, fixtures, and equipment are being depreciated on a straight-line basis over their estimated useful lives ranging from 5 to 7 years.

Repairs and maintenance are charged to expense as incurred, and costs of significant renewals and improvements are capitalized.

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS
144), "Accounting for Impairment or Disposal of Long-Lived Assets", the Company reviews its investment in Hotel for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If expected future cash flows (undiscounted and excluding interest costs) are less than the carrying value of the asset, the asset is written down to its estimated fair value. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived asset. No impairment losses on the investment in Hotel have been recorded for the years ended June 30, 2007 and 2006.


Investment in Real Estate

Rental properties are stated at cost less accumulated depreciation. Depreciation of rental property is provided on the straight-line method based upon estimated useful lives of 5 to 40 years for buildings and improvements and 5 to 10 years for equipment. Expenditures for repairs and maintenance are charged to expense as incurred and major improvements are capitalized.

In accordance with SFAS 144, the Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2007 and 2006.


Property held for sale - Discontinued Operations

Properties are classified as held for sale when management commits to a plan to sell the asset, the asset is available for immediate sale, an active program to locate a buyer has been initiated, the sale of the asset is probable, the sale of the asset is actively marketed and it is unlikely that significant changes to the sale plan will be made or withdrawn. As of June 30, 2007, the Company had one property classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144, which requires that depreciation on the property be stopped.


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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, marketable securities, other investments, mortgage notes payable, amounts due securities brokers and obligations for securities sold approximates fair value. As of June 30, 2007, the estimated fair value of the mortgage notes payable is $122,641,000.

Revenue Recognition

The Company recognizes rental revenue on the straight-line method of accounting as required by GAAP under which contractual rent payment increases are recognized evenly over the lease term, regardless of when the rent payments are received by Justice. The leases contain provisions for base rent plus a percentage of the lessees' revenues, which are recognized when earned.

Room revenues are recognized on the date upon which a guest occupies a room and/or utilizes the Hotel's services.

Food and beverage revenues are recognized upon delivery.

Rental income is recognized when earned. Revenue recognition from apartment rentals commences when an apartment unit is placed in service and occupied by a rent-paying tenant. Apartment units are leased on a short-term basis, with no lease extending beyond one year.

Income Taxes

The provision for income tax expense or benefit differs from the amounts of income taxes currently payable because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities. Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates. Deferred tax expense is the result of changes in the amount of deferred income taxes during the period. Deferred tax assets, including net operating loss and tax credit carry forwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized. As of June 30, 2007, a valuation allowance of $839,000 was recorded against the Company's deferred tax assets.

From time to time, management must assess the need to accrue or disclose a possible loss contingency for proposed adjustments from various Federal, state and foreign tax authorities that regularly audit the company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions.


Environmental Remediation Costs

Liabilities for environmental remediation costs are recorded and charged to expense when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Recoveries of such costs are recognized when received. As of June 30, 2007, there were no liabilities for environmental remediation.


Stock-Based Compensation Plans

As of June 30, 2007, the Company has two stock option plans, which are more fully described in Note 14. On July 1, 2006, the Company implemented Statement of Financial Accounting Standards 123(R), "Share-Based Payments" ("SFAS No. 123R") which replaced SFAS No. 123 and supercedes Opinion No. 25 and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the "modified prospective method" where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2006. Additionally, compensation expense for unvested stock options that are outstanding at July 1, 2006 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option pricing model.

During the year ended June 30, 2007, there were no options granted or exercised. Accordingly, no stock-based compensation expense was recognized during the period. Since inception of the two stock options plans, there have been no options exercised. For the fiscal year ended June 30, 2007, 2,250 employee options were vested. However, the fair value of the vested options is considered immaterial.

The following table summarizes the stock option activity for the periods indicated:

                                      Number of          Weighted-average
                                       Shares            Exercise Price
                                      ----------         ---------------
Unexercised options
  Outstanding at July 1, 2006           405,000                   $9.91
Granted                                       -                       -
Exercised                                     -                       -
Forfeited                                     -                       -
                                      ----------         ---------------
Unexercised options
  Outstanding at June 30, 2007          405,000                   $9.91
                                      ==========         ===============

As of June 30, 2007, of the total 405,000 unexercised options outstanding, 6,750 were not yet vested.

Unexercised            Range of       Weighted Average  Weighted Average
Options                Exercise Price Exercise Price    Remaining Life
----------------      --------------  ----------------  ----------------
June 30, 2007         $7.92-$29.63      $ 9.91           2.48 years

Prior to the adoption to SFAS No 123R, the Company accounted for stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Directors and Employees. The following table illustrates the effect on the June 30, 2006 net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148:

For the year ended June 30,                      2006
                                             ------------
  Net loss                                   $(1,923,000)
  Stock based employee
   Compensation expense                          (56,000)
                                             ------------
  Pro forma net loss                         $(1,979,000)
                                             ============
  Loss per share
   Basic as reported                         $     (0.81)
   Basic pro forma                           $     (0.83)
   Diluted as reported                       $     (0.81)
   Diluted pro forma                         $     (0.83)


Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As of June 30, 2007, the Company had 371,250 stock options that were considered potentially dilutive common shares and 33,750 stock options that were considered anti-dilutive. These amounts were included in the calculation for diluted earnings per share. As of June 30, 2006, the Company had 369,000 stock options that were considered potentially dilutive common shares and 36,000 stock options that were considered anti-dilutive. These amounts were included in the calculation for diluted earnings per share.


Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.


Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company's financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material impact on the Company's consolidated financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the Company's 2008 fiscal year. The FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value

Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of the Company's 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS 157 and SFAS 159 on its consolidated financial statements.


NOTE 2 - JUSTICE INVESTORS

On July 14, 2005, the Financial Accounting Standards Board directed Staff Position (FSP) SOP 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5" to amend the guidance in AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" (SOP 78-9) to be consistent with the consensus in Emerging Issues Task Force Issue No. 04-5 "Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-5). FSP SOP 78-9-1 eliminated the concept of "important rights" in paragraph .09 of SOP 78-9 and replaces it with the concepts of "kick out rights" and "substantive participating rights" as defined in Issue 04-5. In accordance with guidance set forth in FSP SOP 78-9-1, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights and has consolidated the financial statements of Justice with those of the Company effective beginning the fiscal year beginning July 1, 2006.

For the year ended June 30, 2007, the results of operations for Justice were consolidated with those of the Company. However, for the year ended June 30, 2006, the Company's investment in Justice was accounted for under the equity method. For comparative purposes, the statement of operations for Justice and the Hotel (on a standalone basis) for the year ended June 30, 2007 and 2006 are included below.

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

Below are the comparative standalone statements of operations for the Hotel for the years ended June 30, 2007 and 2006.
                                                            Unaudited
For the years ended June 30,                   2007            2006
                                            ----------      ----------
Revenues:
 Hotel rooms                              $ 24,431,000     $ 7,190,000
 Food and beverage                           5,110,000       1,686,000
 Other operating departments                   443,000         178,000
                                            ----------      ----------
  Total revenues                            29,984,000       9,054,000
                                            ----------      ----------
Operating expenses:
 Hotel rooms                                (7,780,000)     (2,966,000)
 Food and beverage                          (5,620,000)     (2,441,000)
 General and administrative                 (2,194,000)     (1,384,000)
 Advertising and sales                      (2,321,000)     (1,051,000)
 Franchise fees                             (1,702,000)       (503,000)
 Repairs and maintenance                    (1,460,000)       (951,000)
 Utilities                                  (1,136,000)       (529,000)
 Insurance                                  (1,230,000)       (367,000)
 CEP fee                                    (1,051,000)       (271,000)
 Other operating departments                  (911,000)       (378,000)
 Credit card commissions                      (721,000)       (224,000)
 Property taxes                               (561,000)       (331,000)
 Management fees                              (523,000)       (193,000)
 Other expenses                               (331,000)        (22,000)
 Start-up costs - reopening of Hotel                 -      (1,230,000)
                                            ----------      ----------
  Total operating expenses                 (27,541,000)    (12,841,000)
                                            ----------      ----------
Hotel net income(loss)                       2,443,000      (3,787,000)

Income(expense) at Justice
 Interest expense                           (2,919,000)     (1,373,000)
 Depreciation and amortization expense      (4,172,000)     (2,285,000)
 Other income(expense)                          47,000        (885,000)
                                            ----------      ----------
Justice net loss                          $ (4,601,000)    $(8,330,000)
                                            ==========      ==========


NOTE 3 - INVESTMENT IN HOTEL, NET

Hotel property and equipment as of June 30, 2007 consisted of the following:

                                             Accumulated       Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     15,458,000         (4,819,000)      10,639,000
Building and improvements   51,356,000        (15,134,000)      36,222,000
                          ------------       ------------     ------------
                          $ 69,552,000       $(19,953,000)    $ 49,599,000
                          ============       ============     ============

Depreciation expense for the years ended June 30, 2007 and 2006 was $4,130,000 and $2,251,000 respectively.

NOTE 4 - INVESTMENT IN REAL ESTATE, NET

At June 30, 2007, the Company's investment in real estate consisted of twenty-three properties located throughout the United States. These properties include nineteen apartment complexes, two single-family houses as strategic investments, and two commercial real estate properties, one of which serves as the Company's corporate headquarters. The Company also owns two unimproved real estate properties located in Irving, Texas and Maui, Hawaii.

As of June 30, 2007, investment in real estate included the following:

  Land                                    $  25,989,000
  Buildings, improvements and equipment      70,075,000
  Accumulated depreciation                  (22,555,000)
                                             ----------
                                          $  73,509,000
                                             ==========

Depreciation expense from continuing operations for the years ended June 30, 2007 and 2006, was $2,677,000 and $2,362,000, respectively.


During the quarter ended March 31, 2007, the Company determined it would no longer sell its 30-unit apartment building located in Los Angeles, California that was previously classified as held for sale. The apartment building was reclassified from property held for sale to investment in real estate in the consolidated balance sheet. The revenues and expenses from the operation of this property for the year ended June 30, 2007 and 2006 are included in real estate operations in the consolidated statements of operations.

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

Under the provisions of the Statement of Financial Accounting Standards No.144, Accounting for Impairment or Disposal of Long-Lived Assets, for properties disposed of during the year or for properties for which the Company actively markets for sale at a price that is reasonable in relation to its market value, the properties are required to be classified as held for sale on the balance sheet and accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these properties have been reclassified from continuing operations for the years ended June 30, 2007 and 2006 and reported as income from discontinued operations in the consolidated statements of operations.

As of June 30, 2007, the Company had one property located in Texas classified
as held for sale.   The revenues and expenses from the operation for this
property along with the properties that were sold during the years ended June 30, 2007 and 2006, respectively, have been reclassified from continuing operations and reported as income from discontinued operations in the consolidated statements of operations for the respective years.
Revenues and expenses from the operation of these properties for the years ended June 30, 2007 and 2006 are summarized as follows:

For the years ended June 30,              2007               2006
                                       ----------        ----------
      Revenues                         $1,568,000       $ 1,522,000
      Expenses                         (1,204,000)       (1,744,000)
                                       ----------        ----------
      Income (loss) from                  364,000          (222,000)
       Discontinued operations         ==========        ==========


Depreciation expense from discontinued operations for the years ended June 30, 2007 and 2006, was zero and $149,000, respectively.


NOTE 5 - MARKETABLE SECURITIES AND OTHER INVESTMENTS:

At June 30, 2007, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included the statement of operations. Trading securities are summarized as follows:


As of June 30, 2007
                               Gross         Gross            Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $13,115,000    $6,612,000     ($1,964,000)      $4,648,000     $17,763,000


As of June 30, 2007, the Company had $579,000 of unrealized losses related to securities held for over one year.

As of June 30, 2007, the Company had net other investments of $5,294,000.
This balance includes gross other investments of $7,785,000, net an impairment loss of $2,491,000.

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2007, the Company had obligations for securities sold (equities short) of $1,485,000 and had no naked short positions.

Net gains on marketable securities on the statement of operations are comprised of realized and unrealized gains. Below is the composition of the two components for the years ended June 30, 2007 and 2006.

For the years ended June 30,                           2007             2006
                                                    -----------      -----------
Realized gains on marketable securities             $ 3,436,000      $ 2,048,000
Unrealized (losses)gains on marketable securities      (667,000)       2,873,000
                                                    -----------      -----------
Net gains on marketable securities                  $ 2,769,000      $ 4,921,000
                                                    ===========      ===========

NOTE 6 - MORTGAGE NOTES PAYABLE:

As of June 30, 2007, the Company had mortgage debt outstanding of $125,621,000. The two Hotel mortgages both carry fixed rates. The property mortgages carry variable rates from 7.00% to 9.25% and fixed rates ranging from 4.35% to 7.95%.

On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30 year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice.

In March 2007, Justice entered into a second mortgage loan with The Prudential Insurance Company of America (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the Partnership's first mortgage loan with Prudential. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 360 month amortization schedule. The Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice. From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank ("UCB") paying off the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007. The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs arising from any disruption of business due to labor issues, natural causes affecting tourism and other unexpected events. The term of the new line of credit facility is for 60 months at an annual interest rate, based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus two percent. As of June 30, 2007, there were no amounts borrowed by Justice under the new line of credit; however, $1,500,000 of that line was utilized in the form of a standby letter of credit related to the Allied Litigation. The annual fee for the letter of credit is one and one half percent of $1,500,000, which fee is to be paid in quarterly installments for the periods in which the letter of credit is in effect.

In May 2004, the Company obtained a construction loan in the amount of $6,268,000 as part of a major renovation of its 30-unit apartment complex located in Los Angeles, California. In December 2005, the Company entered into a loan modification agreement with the bank and increased the loan amount to $7,286,000 with maturity on June 1. 2007. The loan was extended to
September 1, 2007.   As of June 30, 2007, the outstanding loan balance was
$7,203,000. In August 2007, the construction loan was refinanced to a mortgage note payable in the amount of $6,850,000, with the Company paying the difference between the principal balance and all accrued interest and loan refinancing related fees.

Each mortgage is secured by its respective land and building. Mortgage notes payable secured by real estate are comprised of the following information as of June 30, 2007:


               Number        Note            Note          Mortgage  Interest
  Property     of Units   Origination       Maturity        Balance     Rate
                              Date            Date
-----------  ----------- --------------   ------------    ---------    -----

SF Hotel     544 Rooms   July      2005   August    2015 $29,203,000   5.22%
SF Hotel     544 Rooms   March     2005   August    2015  18,965,000   6.42%
                                                          ----------
                            Total fixed interest debt    $48,168,000
                                                          ----------
Los Angeles        30    May       2004   September 2007   7,203,000   7.52%
Los Angeles    Office    September 2000   December  2030     743,000   7.23%
Los Angeles        24    March     2001   April     2031   1,667,000   7.15%
Los Angeles         5    July      2000   August    2030     421,000   7.59%
Los Angeles         1    November  2000   December  2030     456,000   8.44%
Kihei, Maui      Land    August    2004   August    2007     750,000   9.25%
                                                          ----------
                            Total variable interest debt  11,240,000
                                                          ----------
Austin            249    June      2003   July      2023   7,633,000   5.46%
Florence          157    June      2005   July      2014   4,200,000   4.96%
Irving            224    December  1999   January   2008   4,022,000   7.01%
Las Colinas       358    April     2004   May       2013  19,399,000   4.99%
Morris County     151    April     2003   May       2013   9,957,000   5.43%
San Antonio       132    November  1998   December  2008   2,879,000   6.62%
St. Louis         264    June      1998   July      2008   5,243,000   6.73%
Los Angeles        31    July      2003   August    2033   3,930,000   4.35%
Los Angeles        27    October   1999   October   2029   1,782,000   7.73%
Los Angeles        14    October   1999   November  2029   1,052,000   7.89%
Los Angeles        12    November  2003   December  2018   1,000,000   6.38%
Los Angeles         9    November  1999   December  2029     787,000   7.95%
Los Angeles         8    May       2001   November  2029     548,000   7.00%
Los Angeles         7    November  2003   December  2018   1,033,000   6.38%
Los Angeles         4    November  2003   December  2018     703,000   6.38%
Los Angeles         2    February  2002   February  2032     432,000   7.00%
Los Angeles         1    October   2003   November  2033     499,000   5.75%
Los Angeles    Office    February  1999   April     2009   1,114,000   7.76%
                                                         -----------
                            Total fixed interest debt     66,213,000
                                                         -----------
                              Total mortgages           $125,621,000
                                                         ===========

The annual combined aggregate principal payments on the mortgage notes payable for the five-year period commencing July 1, 2007, and thereafter, are as follows:

                 Year ending June 30,
                      2008             $  13,861,000
                      2009                10,789,000
                      2010                 1,873,000
                      2011                 1,974,000
                      2012                 2,087,000
                      Thereafter          95,037,000
                                         -----------
                       Total           $ 125,621,000
                                         ===========

NOTE 7 - LINE OF CREDIT:

In April 2004, the Company obtained a revolving $5,000,000 line of credit ("LOC"). The LOC carries a variable interest rate of 9.25% (lender's base rate plus 1%) as of June 30, 2007. Interest is paid on a monthly basis. As of June 30, 2007, the balance of the LOC is $4,258,000. In August 2007, a $3,000,000 payment was made to reduce the outstanding balance of the LOC to $1,258,000.

In August 2004, the Company obtained a revolving $1,500,000 line of credit secured by its 31-unit property Los Angeles property. In June 2006, the balance of the line of credit of $1,400,000 was paid off.


NOTE 8 - HOTEL RENTAL INCOME

The Partnership leases the parking garage and spa facility to others for various terms through May 2013 that have been classified as operating leases. Contingent rental income is recognized when specified sales targets are met by the lessee.

The Partnership has a lease agreement with Evon for the use of the parking garage expiring in November 2010. The lease provides the Partnership with minimum monthly payments of $20,000 and additional contingent rental income based on 60% of the gross parking revenues. For the years ended June 30, 2007 and 2006, the Partnership recorded contingent rental income from Evon of $1,296,000 and $708,000, respectively.

The Partnership has a lease agreement with Tru Spa, LLC for the use of the spa facilities expiring in May 2013. The lease provides the Partnership with minimum monthly payments of $14,000, subject to increases based on the Consumer Price Index.

Future minimum rentals to be received under existing non-cancelable operating leases as of June 30, 2007 for each of the next five years and in the aggregate are:

   For the year ending June 30,   Parking Garage    Spa Facilities     Total
                                  --------------    --------------   ----------
       2008                       $      237,000    $      165,000   $  402,000
       2009                              237,000           165,000      402,000
       2010                              237,000           165,000      402,000
       2011                               99,000           165,000      264,000
       2012                                    -           165,000      165,000
       Thereafter                              -           151,000      151,000
                                  --------------    --------------   ----------
                                  $      810,000    $      976,000   $1,786,000
                                  ==============    ==============   ==========


NOTE 9 - MANAGEMENT AGREEMENT

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. The agreement is effective for a term of ten years, unless the agreement is extended or earlier terminated as provided in the agreement. Under the management agreement, the Partnership is to pay base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee was due only if the partially adjusted net operating income for the fiscal year exceeded the amount of the Partnership's required return ($7 million) for the fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were earned during the year ended June 30,

2007. Management fees paid to Prism during the year ended June 30, 2007 were $212,000.

Prior to the Prism management agreement, the Hotel was managed and operated by Dow. Under the Dow management agreement, the Partnership was to pay base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee was due only if the partially adjusted net operating income for the subject fiscal year exceeds the amount of the Partnership's required return ($7 million) for that fiscal year. Dow was also entitled to incentive management fees if certain milestones were accomplished, no incentive management fees were earned during the years ended June 30, 2007 and 2006. Management fees paid to DOW during the years ended June 30, 2007 and 2006 were $311,000 and $193,000, respectively.


NOTE 10 - HILTON FRANCHISE LICENSE AGREEMENT

Partnership entered into a Franchise License Agreement with Hilton Hotels Corporation (the "Hilton Franchise Agreement") on December 10, 2004 for the right to operate the Hotel as a Hilton brand hotel. The term of the Hilton Franchise Agreement is for 15 years commencing on the opening date of the Hotel, January 12, 2006, with an option to extend that Agreement for another five years, subject to certain conditions. The Partnership will pay monthly royalty fees for the first two years of three percent (3%) of the Hotel's gross room revenue, as defined, for the preceding calendar month, the third year will be four percent (4%) of the Hotel's gross room revenue, and the fourth year until the end of the term will be five percent (5%) of the Hotel's gross room revenue. Justice also pays a monthly program fee of four percent of the Hotel's gross room revenue and an information technology recapture charge of 0.75% of the Hotel's gross revenue. The amount of the monthly program fee is subject to change; however, the monthly program fee will not exceed five percent of gross room revenue.

The franchise fee for years ended June 30, 2007 and 2006 were $1,702,000 and $503,000, respectively. The royalty fee and monthly program fee for years ended June 30, 2007 and 2006 was $183,000 and $54,000, respectively. At June 30, 2007 and 2006, the amount payable to Hilton Hotels Corporation for royalty, monthly program fee, and franchise fee was $160,000 and $131,000, respectively.


NOTE 11 - INCOME TAXES

The provision for the Company's income tax benefit (expense) is comprised of the following:


For the years ended June 30,             2007                                    2006
                            ------------------------------------   -------------------------------------
                                         Discontinued                           Discontinued
                            Operations    Operations      Total     Operations   Operations     Total
                            -----------  -----------  ----------   ----------- ------------  ----------
Current tax expense         $   (17,000) $   (60,000) $  (77,000)  $  (283,000) $  (516,000) $ (799,000)
Deferred tax benefit          1,458,000            -   1,458,000     2,930,000            -   2,930,000
                            -----------  -----------   ---------   ------------ ------------  ----------
                            $ 1,441,000  $   (60,000) $1,381,000   $ 2,647,000  $  (516,000) $2,131,000
                            ===========  ===========  ==========   ============ ============  ==========


For the year ended June 30, 2007, the Company recorded a valuation allowance of $839,000 against the total deferred tax assets. Management believes that it is more likely than not that the Company will not realize the entire benefit of the deferred asset as of June 30, 2007.

The components of the deferred tax asset and liabilities as of June 30, 2007, are as follows:

Deferred tax assets
 Net operating loss carryforwards                            $ 10,333,000
 Other investment impairment reserve                              375,000
 Accruals and reserves                                            997,000
 Valuation allowance                                             (839,000)
                                                               ----------
                                                              $ 10,866,000
Deferred tax liabilities
 Deferred real estate gains                                    (8,831,000)
 Unrealized gains on marketable securities                     (2,036,000)
 Depreciation                                                  (1,114,000)
 Equity earnings                                               (1,211,000)
 State taxes                                                     (164,000)
                                                              -----------
                                                             $(13,356,000)
                                                              -----------
Net deferred tax liability                                   $ (2,490,000)
                                                              ===========

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:

For the years ended June 30,                       2007        2006
                                                 --------    --------
Income tax at federal statutory rates                34.0%       34.0%
State income taxes, net of federal benefit            5.2%        0.0%
Dividend received deduction                           1.5%        1.4%
Other adjustments                                    (3.2%)      11.5%
Valuation allowance                                 (14.2%)        -
                                                 --------    --------
   Total income tax benefit                          23.3%       47.0%
                                                 ========    ========

As of June 30, 2007, the Company had net operating losses(NOLs) of $26,076,000 and $18,879,000 for federal and state purposes, respectively. Below is the break-down of the NOLs for Intergroup, Santa Fe and Portsmouth. The carryforward expires in varying amounts through the year 2025.

                                    Federal         State
                                  ----------    ----------
Intergroup                       $11,899,000   $ 7,883,000
Santa Fe                           5,274,000     2,231,000
Portsmouth                         9,004,000     8,765,000
                                  ----------    ----------
                                 $26,177,000   $18,879,000
                                  ==========    ==========


NOTE 12 - SEGMENT INFORMATION

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

Information below represents reported segments for the years ended June 30, 2007 and 2006. Operating income for rental properties consist of rental income. Operating income(loss) from Justice Investors consist of the operations of the hotel and garage included in the equity in net income(loss) of Justice Investors. Operating income for investment transactions consist of net investment gains and dividend and interest income.


                           Real Estate
As of and                  -------------------------
For the year ended           Rental        Justice     Investment                                Discontinued
June 30, 2007              Properties     Investors   Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $13,295,000   $31,715,000   $ 2,318,000  $          -   $ 47,328,000   $  1,568,000   $ 48,896,000
Operating expenses          (6,991,000)  (28,664,000)   (2,146,000)            -    (37,801,000)      (718,000)   (38,519,000)
Real estate taxes           (1,812,000)     (561,000)            -             -     (2,373,000)      (190,000)    (2,563,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income         4,492,000     2,490,000       172,000             -      7,154,000        660,000      7,814,000

Mortgage interest expense   (4,167,000)   (2,919,000)            -             -     (7,086,000)      (296,000)    (7,382,000)
Depreciation                (2,677,000)   (4,172,000)            -             -     (6,849,000)             -     (6,849,000)
Gain on sale of real estate          -             -             -             -              -              -              -
General and administrative
  Expense                            -             -             -    (1,747,000)    (1,747,000)             -     (1,747,000)
Other expense                        -             -             -      (186,000)      (186,000)             -       (186,000)
Income tax expense                   -             -             -     1,441,000      1,441,000        (60,000)     1,381,000
Minority interest benefit            -     2,423,000             -       954,000      3,377,000              -      3,377,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(2,352,000)  $(2,178,000)  $   172,000   $   462,000  $  (3,896,000)  $    304,000   $ (3,592,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $74,671,000   $49,599,000   $23,057,000   $10,028,000  $ 157,355,000   $  2,488,000   $159,843,000
                           ===========   ===========   ===========   ===========   ============   ============   ============

                          Real Estate
As of and                  -------------------------
For the year ended           Rental        Justice     Investment                                Discontinued
June 30, 2006              Properties     Investors   Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $12,014,000   $(4,288,000)  $ 5,105,000  $          -   $ 12,831,000   $  1,522,000   $ 14,353,000
Operating expenses          (6,315,000)            -    (2,485,000)            -     (8,800,000)      (988,000)    (9,788,000)
Real estate taxes           (1,798,000)            -             -             -     (1,798,000)      (228,000)    (2,026,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   3,901,000    (4,288,000)    2,620,000             -      2,233,000        306,000      2,539,000

Mortgage interest expense   (3,697,000)            -             -             -     (3,697,000)      (379,000)    (4,076,000)
Depreciation                (2,362,000)            -             -             -     (2,362,000)      (149,000)    (2,511,000)
Gain on sale of real estate          -             -             -             -              -      1,321,000      1,321,000
General and administrative
  Expense                            -             -             -    (1,659,000)    (1,659,000)             -     (1,659,000)
Other income(expense)                -             -             -      (155,000)      (155,000)             -       (155,000)
Income tax expense                   -             -             -     2,647,000      2,647,000       (516,000)     2,131,000
Minority interest benefit            -             -             -       487,000        487,000              -        487,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(2,158,000)  $(4,288,000)  $ 2,620,000   $ 1,320,000  $  (2,506,000)  $    583,000   $ (1,923,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $75,282,000   $ 5,646,000   $33,530,000   $ 4,792,000  $ 119,250,000      3,634,000   $122,884,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for margin interest for the years ended June 30, 2007 and 2006 was $697,000 and $969,000, respectively. Cash paid for interest on mortgage notes payable for the year ended June 30, 2007 and 2006 was $7,382,000 and $4,105,000, respectively. For the year ended June 30, 2007, the Company made tax payments of $125,000. For the year ended June 30, 2006, the Company received net tax refunds of 216,000.


NOTE 14 - STOCK OPTION PLANS

On December 8, 1998, the Company adopted and authorized a stock option plan (the "1998 Non-employee Directors Plan") for non-employee directors. The 1998 Non-employee Directors Plan provides for the granting of stock options to purchase shares of the Company's common stock to non-employee directors of the Company. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan may not exceed 150,000. No stock options were granted under this plan for the year ended June 30, 2007. For the year ended June 30, 2006, the Company 12,000 stock options were granted to the directors. These options have exercise prices of $18.00. All 12,000 options granted during the year ended June 30, 2006 were vested on the date of grant. The options have a term of 10 years.

On December 22, 1998, the Company adopted and authorized a stock option plan (the "1998 Key Officers Plan") for selected key officers. The 1998 Plan provides for the granting of stock options to purchase shares of the Company's common stock to key officers of the Company. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan may not exceed 300,000. On December 22, 1998, the Board of Directors of the Company granted a total of 225,000 stock options to the President and Chairman of the Company at an exercise price of $7.92 per share. As of June 30, 2007, all 225,000 options are vested.

Information relating to the stock options during the fiscal years ended June 30, 2007 and 2006 are as follows:

                                      Number of          Weighted-average
                                       Shares            Exercise Price
                                      ---------          --------------
Unexercised options
  outstanding at June 30, 2005:         393,000                  $ 9.66
Granted                                  12,000                  $18.00
Exercised                                     -                       -
Forfeited                                     -                       -
                                      ---------          --------------
Unexercised options
  outstanding at June 30, 2006:         405,000                  $ 9.91
Granted                                       -                       -
Exercised                                     -                       -
Forfeited                                     -                       -
                                      ---------          --------------
Unexercised options
  Outstanding at June 30, 2007          405,000                   $9.91
                                      =========          ==============

As of June 30, 2007, 6,750 of the total 405,000 unexercised options outstanding were not yet vested.

Unexercised            Range of       Weighted Average  Weighted Average
Options                Exercise Price Exercise Price    Remaining Life
----------------      --------------  ----------------  ----------------
June 30, 2006          $7.92-$29.63      $ 9.91           3.44 years
June 30, 2007          $7.92-$29.63      $ 9.91           2.48 years


NOTE 15 - STOCK COMPENSATION PLAN

On February 21, 2007, the stockholders of the Company approved The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (the "2007 Plan"), which was thereafter adopted by the Board of Directors. The 2007 Plan will terminate upon the earlier of the date all shares reserved for issuance have been awarded or February 21, 2017, if not sooner terminated by the Board upon recommendation by the Compensation Committee.

The stock to be available for issuance under the 2007 Plan shall be shares of the Company's Common Stock, par value $.01 per share, which may be unissued shares or treasury shares. Subject to certain adjustments upon changes in capitalization, a maximum of 60,000 shares (subject to changes in capitalization or other adjustments for corporate changes) of the Common Stock will be available for issuance to participants under the 2007 Plan.

All non-employee directors are eligible to participate in the 2007 Plan. Each non-employee director as of the adoption date of the 2007 Plan shall be granted an award of 600 unrestricted shares of the Company's Common Stock. On each July 1 following the adoption date of the 2007 Plan, each non-employee director shall receive an automatic grant of a number of shares of Company's Common Stock equal in value to $18,000 based on 100% of the fair market value (as defined) of the Common Stock on the date of grant, provided he or she holds such position on that date and the number of shares of Common Stock available for grant under the 2007 Plan is sufficient to permit such automatic grant. Any fractional shares resulting from such grant will be rounded up to next highest whole share. All stock awards to non-employee directors will be fully vested on the date of grant. The dollar amount of the annual grant is subject to further adjustment by the Board of Directors upon recommendation by the Compensation Committee.

On February 21, 2007, the 2007 Plan was adopted to replace the old Plan. Pursuant to the 2007 Plan, each non-employee director is entitled to an annual grant of a number of shares of Common Stock of the Company equal in value to $18,000 based on the fair market value of the Common Stock on the date of grant and a grant of 600 shares of Common Stock upon the formal adoption of the 2007 Plan by the Board.

For the year ended June 30, 2007, the four non-employee directors of the Company each received a grant of 600 shares of Common Stock pursuant to the 2007 Plan. The Company recorded an expense of approximately $44,000 related to the issuance of the 2,400 shares of the Company's common stock.


NOTE 16 - COMMITMENTS AND CONTINGENCIES

The Portsmouth, Evon and Justice are parties to several mechanic lien claims filed by Allied Construction Management and several subcontractors arising out of the renovation of the Hotel (the "Allied Claims") which have been consolidated into one action in the San Francisco County Superior Court. In August 2007, the Partnership reached tentative settlements, subject to court approval, with all of the subcontractors that filed liens in an aggregate amount of approximately $1,580,000 for which the Partnership had previously recorded a payable. Still unresolved is the balance of the claim asserted by Allied in the approximate amount of $600,000. Justice, Evon and Portsmouth dispute that any amounts are owed to Allied and will vigorously defend the balance of this action against Allied and the Company has not reserved for that amount.

The Company is a defendant or co-defendant in various other legal actions involving various claims incident to the conduct of its business. Most of these claims are covered by insurance. Management does not anticipate the Company to suffer any material liability by reason of such actions.


NOTE 17 - RELATED PARTY TRANSACTIONS

The contractor that was selected to oversee the garage and the first four floors' renovation (excluding room upgrades) of the Hotel is the contractor who originally constructed the Hotel. He is also a partner in the Partnership and is a director of Evon Corporation, the managing general partner of the Partnership. The contractor is also a board member of Evon Corporation. As of June 30, 2007 and 2006, there were $33,000 and $501,000, respectively, payable to the contractor. Services performed by the contractor are capitalized as fixed assets which totaled $1,256,000 and $18,300,000 as of June 30 2007 and 2006, respectively. Management believes these renovations were competitively priced.

The garage lessee, Evon, is the Partnership's managing general partner. Evon paid the Partnership $1,533,000 and $945,000 for the years ended June 30, 2007 and 2006, respectively, under the terms of the lease agreement. See NOTE 8 - HOTEL RENTAL INCOME. Rent receivable from Evon at June 30, 2007 and 2006, was $33,000 and $127,000, respectively.

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

During the year ended June 30, 2007 and 2006, Mr. Winfield did not receive any performance based compensation.

See also "Subsequent Events" below.


NOTE 18 - SUBSEQUENT EVENTS

In August 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and received net proceeds of approximately $3,680,000 after the repayment of the related mortgage note payable of
approximately $3,730,000.   With the net proceeds, the Company made a
$3,000,000 payment to reduce its outstanding line of credit to $1,258,000 from $4,258,000.

In August 2007, Portsmouth agreed to acquire a 50% equity interest in Intergroup Uluniu, Inc., a Hawaiian corporation and a 100% owned subsidiary of The Intergroup Corporation, for $973,000, which represents an amount equal to the costs paid by Intergroup for the acquisition and carrying costs of approximately 2 acres of unimproved land located in Maui, Hawaii. In September 2007, the Company paid Intergroup $758,000 of the $973,000. With the proceeds, Intergroup paid off the $750,000 mortgage note on the land including accrued interest. As a related party transaction, the fairness of the financial terms of the transaction were reviewed and approved by the independent director of Portsmouth.

In August 2007, the Company refinanced its $7,203,000 construction loan on its 30-unit apartment complex located in Los Angeles, California and obtained a mortgage note payable in the amount of $6,850,000. The term of the note is 15 years, with interest only for the first two years. The interest is fixed at 5.97%.


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

Item 8B. Other Information.

None.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2007:

                         Position with
    Name                  the Company         Age       Term to Expire
------------------     ------------------     ---      -----------------
Class A Directors:

John V. Winfield      Chairman of the Board;   60    Fiscal 2009 Annual Meeting
(1)(4)(6)(7)          President and Chief
                      Executive Officer

Josef A. Grunwald     Director and Vice        59    Fiscal 2009 Annual Meeting
(2)(3)(5)(7)          Chairman of the Board

Class B Directors:

Gary N. Jacobs
(1)(2)(6)(7)          Secretary; Director      62    Fiscal 2007 Annual Meeting

William J. Nance (1)
(2)(3)(4)(6)(7)       Director                 62    Fiscal 2007 Annual Meeting

Class C Director:

John C. Love          Director                 67    Fiscal 2008 Annual Meeting
(3)(4)(5)

Other Executive Officers:

David C. Gonzalez     Vice President           40      N/A
                      Real Estate

Michael G. Zybala     Asst. Secretary          55      N/A
                      and Counsel

David T. Nguyen       Treasurer and            34      N/A
                      Controller
------------------

(1)  Member of the Executive Committee
(2)  Member of the Administrative and Compensation Committee
(3)  Member of the Audit Committee
(4)  Member of the Real Estate Investment Committee
(5)  Member of the Nominating Committee
(6)  Member of the Securities Investment Committee
(7)  Member of the Special Strategic Options Committee

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

Gary N. Jacobs -- Mr. Jacobs was appointed to the Board and as Secretary in 1998. Mr. Jacobs is Executive Vice President, General Counsel, Secretary and a Director of MGM MIRAGE (NYSE: MGM) and has held those positions since 2000.

John C. Love -- Mr. Love was appointed to the Board in 1998. Mr. Love is an international hospitality and tourism consultant and a hotel broker. He was formerly a partner in the national CPA and consulting firm of Pannell Kerr Forster. He is Chairman Emeritus of the Board of Trustees of Golden Gate University in San Francisco. Mr. Love is also a Director of Santa Fe and Portsmouth.

David C. Gonzalez -- Mr. Gonzalez was appointed Vice President Real Estate of the Company on January 31, 2001. Over the past 19 years, Mr. Gonzalez has served in numerous capacities with the Company, including Controller and Director of Real Estate.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2007 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

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


BOARD AND COMMITTEE INFORMATION

InterGroup's common stock is listed on the NASDAQ Capital Market tier of the NASDAQ Stock Market LLC ("NASDAQ") InterGroup is a small business issuer under the rules and regulations of the Securities and Exchange Commission ("SEC"). With the exception of the Company's President and CEO, John V. Winfield, all of InterGroup's Board of Directors consists of "independent" directors as independence is defined by the applicable rules of the SEC and NASDAQ.

Nominating Committee

The Company's Nominating Committee is comprised of two "independent" directors as independence is defined by the applicable rules of the SEC and NASDAQ. Directors Love and Grunwald serve as the current members of the Nominating Committee. The Company has not established a charter for the Nominating Committee and the Committee has no policy with regard to consideration of any director candidates recommended by security holders. As a small business issuer whose directors own in excess of fifty percent of the voting shares of the Company, InterGroup has not deemed it appropriate to institute such a policy. There have not been any material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Audit Committee and Audit Committee Financial Expert

The Company is a small business issuer under SEC rules. The Company's Audit Committee is currently comprised of three members: Directors Nance (Chairperson), Grunwald and Love, each of who meet the independence requirements of the SEC and NASDAQ as modified or supplemented from time to time. The Company's Board of Directors has determined that Directors Nance and Love also meet the Audit Committee Financial Expert requirement as defined by the SEC and NASDAQ.


Item 10.  Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company's principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiaries for each of the Company's last two competed fiscal years
ended June 30, 2007 and June 30, 2006.   There are currently no employment
contracts with the executive officers and no stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.


                         SUMMARY COMPENSATION TABLE

                              Fiscal                                All Other
Name and Principal Position    Year     Salary        Bonus       Compensation     Total
---------------------------    ----   ----------    ----------   ------------   ------------
John V. Winfield               2007   $522,000(1)   $      -      $150,000(2)    $ 672,000
Chairman, President and        2006   $522,000(1)   $      -      $152,500(2)    $ 674,500
Chief Executive Officer

David C. Gonzalez              2007   $180,000      $      -      $      -       $ 180,000
Vice President                 2006   $180,000      $      -      $      -       $ 180,000
Real Estate

David T. Nguyen                2007   $180,000(3)   $      -      $      -       $ 180,000
Treasurer and                  2006   $176,500(3)   $      -      $      -       $ 176,500
Controller

Michael G. Zybala              2007   $162,000(4)   $      -      $      -       $ 162,000
Asst. Secretary                2006   $108,000(4)   $      -      $      -       $ 108,000
and Counsel
---------------------------

(1) Mr. Winfield also serves as President and Chairman of the Board of the Company's subsidiary, Santa Fe, and Santa Fe's subsidiary, Portsmouth. Mr. Winfield received a salary from Santa Fe and Portsmouth in the aggregate amount of $255,000 from those entities for each of fiscal years 2007 and 2006, as well as director's fees totaling $12,000 for each year. Those amounts are included in this item.

(2) Amounts include an auto allowance and compensation for a portion of the salary of an assistant. The auto allowance was $23,000 and $15,000 during fiscal years 2007 and 2006, respectively. The amount of compensation related to the assistant was approximately $42,000 and $53,000 during fiscal years 2007 and 2006, respectively. During fiscal 2007 and 2006, the Company and its subsidiaries also paid annual premiums in the total amount of $85,000 for split dollar whole life insurance policies owned by, and the beneficiary of which are, a trust for the benefit of Mr. Winfield's family. Of the $85,000 in premiums paid each year, Santa Fe and Portsmouth paid $43,000 of that amount. The Company has a secured right to receive, from any proceeds of the policies, reimbursement of all premiums paid prior to any payment to the beneficiary.

(3) Mr. Nguyen's salary and bonuses are allocated approximately 50% to the Company and 50% to Santa Fe and Portsmouth.

(4) For fiscal 2007, this amount includes $118,800 in salary and Special Hotel Committee fees allocated to and paid by Portsmouth and $16,200 in salary allocated to Santa Fe. For fiscal 2006, this amount includes $72,000 in salary and Special Hotel Committee fees allocated to Portsmouth and $13,500 in salary allocated Santa Fe.


On July 18, 2003, the disinterested members of the respective Boards of Directors of the Company's subsidiary, Santa Fe and Santa Fe's subsidiary, Portsmouth, established a performance based compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the securities portfolios of those companies. On January 12, 2004, the disinterested members of the Securities Investment Committee of InterGroup also established a performance based compensation program for Mr. Winfield, which was ratified by the Board of Directors. The Company's previous experience and results with outside money managers was not acceptable. Pursuant to the criteria established the Board of Directors, Mr. Winfield is entitled to performance compensation for his management of the securities portfolios of the Company and its subsidiaries equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published by the Wall Street Journal) plus 2%. Compensation amounts are earned, calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the companies have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be modified or terminated at the discretion of the respective Boards of Directors. No performance based compensation was earned or paid for fiscal years ended June 30, 2007 or 2006.


Internal Revenue Code Limitations
Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation. Since InterGroup, Santa Fe and Portsmouth are each public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity. For fiscal years 2007 and 2006 no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

Outstanding Equity Awards at Fiscal Year End.

The following table sets forth information concerning unexercised options for each named executive officer outstanding as of the end of the Company's last competed fiscal year ended June 30, 2007. There were no stock awards issued or outstanding to any named executive officer.


             Outstanding Equity Awards at Fiscal Year End

                     Number of           Number of
                     securities          securities
                     underlying          underlying
                     unexercised         unexercised        Option         Option
                     options(#)          options(#)         exercise      expiration
  Name               exercisable        unexercisable       price($)        date
--------             -----------        -------------       --------     -----------
John V. Winfield      225,000                  -            $ 7.92        12/21/2008

David C. Gonzalez       8,250              6,750(1)         $13.17        01/30/2011
-----------------

(1) Mr. Gonzalez's options vest at a rate of 2,250 shares per year on each January 31 for the next three years.



EQUITY COMPENSATION PLANS

The Company has three equity compensation plans, each of which has been approved by the Company's stockholders. Set forth below is a summary of those plans.

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

The exercise price of the option shall be determined at the time of grant and shall not be less than 100% of the fair market value of the Common Stock at the time of the grant of the option. The term of the option shall not exceed 10 years from the date on which the option is granted. The vesting schedule for the options and the method or time that when the option may be exercised in whole or in part shall be determined by the Committee. However, in no event shall an option be exercisable within six months of the date of grant in the case of an optionee subject to Section 16(b) of the Exchange Act. Subject to certain exceptions, the option shall terminate six months after the optionee's employment with the Company terminates. No options to purchase shares were granted pursuant to the Key Employee Plan during fiscal 2007.


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

Since all options authorized to be issued under the Plan were exhausted, there was no grant of options to non-employee directors in fiscal 2007. The Plan terminated upon shareholder approval, and Board adoption, of the 2007 Stock Compensation Plan for Non-Employee Directors described below; however, any outstanding options under the Plan remain effective in accordance with their terms.


2007 Stock Compensation Plan for Non-Employee Directors

On February 21, 2007, the stockholders of the Company approved The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (the "2007 Plan"), which was thereafter adopted by the Board of Directors. The 2007 Plan will terminate upon the earlier of the date all shares reserved for issuance have been awarded or February 21, 2017, if not sooner terminated by the Board upon recommendation by the Compensation Committee.

The stock to be available for issuance under the 2007 Plan shall be shares of the Company's Common Stock, par value $.01 per share, which may be unissued shares or treasury shares. Subject to certain adjustments upon changes in capitalization, a maximum of 60,000 shares (subject to changes in capitalization or other adjustments for corporate changes) of the Common Stock will be available for issuance to participants under the 2007 Plan.

All non-employee directors are eligible to participate in the 2007 Plan. Each non-employee director as of the adoption date of the 2007 Plan shall be granted an award of 600 unrestricted shares of the Company's Common Stock. On each July 1 following the adoption date of the 2007 Plan, each non-employee director shall receive an automatic grant of a number of shares of Company's Common Stock equal in value to $18,000 based on 100% of the fair market value (as defined) of the Common Stock on the date of grant, provided he or she holds such position on that date and the number of shares of Common Stock available for grant under the 2007 Plan is sufficient to permit such automatic grant. Any fractional shares resulting from such grant will be rounded up to next highest whole share. All stock awards to non-employee directors will be fully vested on the date of grant. The dollar amount of the annual grant is subject to further adjustment by the Board of Directors upon recommendation by the Compensation Committee.

The stock awards granted under the 2007 Plan are shares of unrestricted Common Stock and are fully vested on the date of grant. The right of the non-employee director to receive his or her annual grant of Common is personal to the director and is not transferable. Once received, shares of Common Stock awarded to the non-employee director are freely transferable subject to any requirements of Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On June 28, 2007, Company filed a registration statement on Form S-8 to register the shares subject to the 2007 Plan and the Company's two stock option plans.

Upon recommendation of the Compensation Committee, the Board may, at any time and from time to time and in any respect, amend or modify the 2007 Plan. The Board must obtain stockholder approval of any material amendment to the 2007 Plan if required by any applicable law, regulation or stock exchange rule. The Board of Directors may amend the 2007 Plan or any award agreement, which amendment may be retroactive, in order to conform it to any present or future law, regulation or ruling relating to plans of this or similar nature. No amendment or modification of the 2007 Plan or any award agreement may adversely affect any outstanding award without the written consent of the participant holding the award.

For the fiscal year ended June 30, 2007, the four non-employee directors of the Company, Josef A. Grunwald, Gary N. Jacobs, John C. Love and William J. Nance, each received a grant of 600 shares of Common Stock pursuant to the 2007 Plan.


                          DIRECTOR COMPENSATION

                        Fees
                       Earned
                       or Paid       Stock        All Other
     Name             in Cash(1)     Awards(2)    Compensation      Total
-----------------     ---------     ----------    ------------     -------

Josef A. Grunwald     $17,500(3)       $10,944              -       $28,444

Gary N. Jacobs        $11,500          $10,944              -       $22,444

John C. Love          $84,500(4)       $10,944              -       $95,444

William J. Nance      $85,500(5)       $10,944              -       $96,444

John V. Winfield(6)
--------------

(1) Amounts shown include board retainer fees, committee fees and meeting fees.

(2) Amounts shown reflect value of 600 shares of Common Stock awarded pursuant to the 2007 Stock Compensation Plan for Non-Employee Directors based on closing price of the Company's Common Stock of $18.24 on June 29, 2007.

(3) Mr. Grunwald also serves as a director of the Company's subsidiary, Portsmouth. This amount includes $6,000 in regular board fees paid to Mr. Grunwald by Portsmouth.

(4) Mr. Love also serves as a director of the Company's subsidiaries, Santa
    Fe and Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth. These amounts also include $54,000 in special hotel committee monthly fees and meeting fees paid to Mr. Love by Portsmouth related to active oversight of the operations, renovations and repositioning of its Hotel asset.

(5) Mr. Nance also serves as a director of the Company's subsidiaries, Santa Fe and Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth. These amounts also include $54,000 in special hotel committee monthly fees and meeting fees paid to Mr. Nance by Portsmouth related to active oversight of the operations, renovations and repositioning of its Hotel asset.

(6) As Chief Executive Officer, the Company's Chairman, John Winfield, was not paid any board, committee or meetings fees. Mr. Winfield did receive a a total of $12,000 in regular board fees from the Company's subsidiaries, which is reported on the Summary Compensation Table.

Compensation of Directors

Until December 31, 2006, each director was paid a fee of $1,500 per quarter for a total annual compensation of $6,000. Directors were also eligible to receive $500 for each committee meeting attended and $600 for each committee meeting chaired. Members of the Audit Committee also received a fee of $500 per quarter. Directors who are also executive officers did not receive any fee for attending Board or Committee meetings. As an executive officer, the Company's Chairman has also elected to forego his annual board fee. Non-employee directors were eligible for grants of options to purchase shares of the Company's Common Stock pursuant to the 1998 Stock Option Plan for Non-Employee Directors. All of the options authorized to be issued under that Plan were exhausted effective with the July 1, 2005 option grants.

On February 21, 2007, the 2007 Plan was adopted to replace the old Plan. Pursuant to the 2007 Plan, each non-employee director is entitled to an annual grant of a number of shares of Common Stock of the Company equal in value to $18,000 based on the fair market value of the Common Stock on the date of grant and a grant of 600 shares of Common Stock upon the formal adoption of the 2007 Plan by the Board.

Based on recommendations of the Administrative and Compensation Committee, the Board of Directors also approved a change in the amount and manner by which non-employee directors are to be paid cash compensation. Effective January 1, 2007, each non-employee director will receive an annual cash retainer in the amount of $16,000, to be paid in equal quarterly payments. With the exception of members of the Audit Committee, non-employee directors will not receive any additional fees for attending Board or Committee meetings, but will be entitled to reimbursement of their reasonable expenses to attend such meetings. Members of the Audit Committee will be paid a fee of $1,000 per quarter, with the Chair of that Committee to receive $1,500 per quarter. The previous cash compensation policy had been in effect since 1986.


Change in Control or Other Arrangements

Except for the foregoing, there are no other arrangements for compensation of Directors and there are no employment contracts between the Company and its Directors or any change in control arrangements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 14, 2007, certain information with respect to the beneficial ownership of Common Stock of the Company (adjusted for stock split) owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.


 Name and Address of           Amount and Nature
Beneficial Owner (1)         of Beneficial Owner(2)     Percentage(3)
--------------------        ----------------------     -------------

John V. Winfield               1,613,953(4)                 62.6%

Josef A. Grunwald                128,448(3)                  5.4%

William J. Nance                  79,284(3)                  3.3%

Gary N. Jacobs                    31,362(3)(5)               1.3%

John C. Love                      27,987(3)                  1.2%

David C. Gonzalez                 24,000(6)                  1.0%

Michael G. Zybala                      0                       *

David T. Nguyen                        0                       *

All Directors and
Executive Officers as a
Group (8 persons)              1,905,034                    70.5%
------------------
*  Ownership does not exceed 1%.

(1) Unless otherwise indicated, the address for the persons listed is 820 Moraga Drive, Los Angeles, CA 90049.

(2) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(3) Percentages are calculated on the basis of 2,352,421 shares of Common Stock outstanding at September 14, 2007, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. The following options are included in director's shares: Josef A. Grunwald-32,400; William J. Nance-32,400; Gary N. Jacobs-26,400; John C. Love-26,400.

(4) Includes 225,000 shares of which Mr. Winfield has the right to acquire pursuant to options

(5) Other than his options, all shares of Mr. Jacobs are held by the Gary and Robin Jacobs Family Trust.

(6) Includes 8,250 shares of which Mr. Gonzalez has the right to acquire pursuant to options.

Changes in Control Arrangements

There are no arrangements that may result in a change in control of the Company.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2007 (adjusted for March 31, 2003 stock split), with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:


Plan category       Securities to     Weighted average   Remaining available
                      be issued       exercise price     for future issuance
                    upon exercise     of outstanding        under equity
                    of outstanding       options         compensation plans
                       options,        warrants and         (excluding
                     warrants and         rights             securities
                       rights                               reflected in
                                                             column (a))
                         (a)                (b)                 (c)
-------------------  ------------      -------------     -------------------

Equity compensation
plans approved by
security holders(1)    390,000             $9.91               60,000

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
----------------------------------------------------------------------------


(1) The Company also has 57,600 shares of Common Stock available for future issuance pursuant to the 2007 Stock Compensation Plan for Non-Employee Directors, which plan was approved by security holders on February 21, 2007. Pursuant to the 2007 Plan, each non-employee director will receive, on July 1 of each year, an annual grant of a number of shares of Common Stock of the Company equal in value to $18,000 based on the fair market value of the Common Stock on the date of grant.


Item 12.  Certain Relationships and Related Transactions, and
          Director Independence

On December 4, 1998, the Administrative and Compensation Committee authorized the Company to obtain whole life and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal 2007 and 2006, the Company paid annual premiums in the amount of approximately $85,000 for the split dollar insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family.

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

The Company, its subsidiary Santa Fe and Santa Fe's subsidiary, Portsmouth, have established performance based compensation programs for Mr. Winfield's management of the securities portfolios of those companies. The performance based compensation program was approved by the disinterested members of the respective Boards of Directors of the Company and its subsidiaries. No performance bonus compensation was paid to Mr. Winfield for the fiscal years ended June 30, 2006 and 2007.

In August 2007, Portsmouth agreed to make a $973,000 equity investment in the Company's wholly subsidiary, Intergroup Uluniu, Inc., a Hawaii corporation ("Uluniu") in exchange for a 50% equity position in Uluniu. Uluniu owns an approximately two-acre parcel of unimproved land located in Kihei, Maui, Hawaii which is held for development. Portsmouth's investment in Uluniu represents an amount equal to the costs paid by InterGroup for the acquisition and carrying costs of the property through August 2007. As of September 5, 2007, $758,000 of the investment amount had been paid by Portsmouth and the proceeds were used by Uluniu to retire the mortgage on the property in the approximate amount of $756,000.


Director Independence

InterGroup's common stock is listed on the NASDAQ Capital Market tier of the NASDAQ Stock Market LLC ("NASDAQ"). InterGroup is a small business issuer under the rules and regulations of the Securities and Exchange Commission ("SEC"). The Board of Directors of InterGroup currently consists of five members. With the exception of the Company's President and CEO, John V. Winfield, all of InterGroup's Board of Directors consists of "independent" directors as independence is defined by the applicable rules of the SEC and NASDAQ. There are no members of the Company's compensation, nominating or audit committees that do not meet those independence standards.

Item 13.  Exhibits.

(a) Listing of Exhibits by Table Number
    -----------------------------------

3. (i) Articles of Incorporation

3.1 Certificate of Incorporation, dated September 11, 1985, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4, filed on September 6, 1985 (Registration No. 33-00126) and Amendment 1 to that Registration Statement filed on October 23, 1985.

3.2 Restated Certificate of Incorporation, dated March 9, 1998, incorporated by reference to Exhibit 3 of the Company's Amended Quarterly Report on Form 10-QSB/A for the period ended March 31, 1998, as filed on May 19, 1998.

3.3 Certificate of Amendment to Certificate of Incorporation, dated October 2, 1998, incorporated by reference to Exhibit 3 of the Company's Quarterly report of Form 10-QSB for the period ended September 30, 1998, as filed on November 11, 1998.

3.4 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on August 6, 2007 (filed herewith).

3 (ii) By-Laws

3.5 The By-laws of The InterGroup Corporation, incorporated by reference to Exhibit 3.2 of Amendment 1 of the Company's Registration Statement on Form S-4, filed October 23, 1985 (Registration No. 33-00126).

4. Instruments defining the rights of security holders, including indentures *

9.     Voting Trust Agreement

       Voting Trust Agreement dated June 30, 1998 between John V. Winfield and The InterGroup Corporation is incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on September 28, 1998.

10.    Material Contracts

10.1 1998 Stock Option Plan for Non-Employee Directors approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 **

10.2 1998 Stock Option Plan for Selected Key Officers, Employees and Consultants approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 **

10.3 The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors, incorporated by reference to the Company's Proxy Statement on Schedule 14A filed the Commission on January 26, 2007.

14.    Code of Ethics (filed herewith)

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

23.1   Consent of Independent Registered Public Accounting Firm
      (filed herewith)

31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (filed herewith).

31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (filed herewith)

32.1   Certification of Chief Executive Officer Pursuant to 18
       U.S.C. Section 1350 (filed herewith).

32.2   Certification of Chief Financial Officer Pursuant to 18
       U.S.C. Section 1350. (filed herewith).

* All Exhibits marked by one asterisk are incorporated herein by reference to the Trust's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on September 6, 1985, Amendment No. 1 to Form S-4 as filed with the Securities and Exchange Commission on October 23, 1985, Exhibit 14 to Form 8 Amendment No. 1 to Form 8 filed with the Securities & Exchange Commission November 1987 and Form 8 Amendment No. 1 Item 4 filed with the Securities & Exchange Commission October 1988.

** All Exhibits marked by two asterisks are incorporated herein by reference to the Company's Schedule 14A filed with the Securities and Exchange Commission on December 21, 1998.


(b) Reports on Form 8-K:
    -------------------

The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Report.


Item 14.  Principal Accountant Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2007 and 2006 for professional services rendered by PricewaterhouseCoopers LLP, the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

                                            Fiscal Year
                                       --------------------
                                         2007        2006
                                       --------    --------
        Audit Fees                     $407,000    $470,000
        Audit-Related Fees             $      -    $      -
        Tax Fees                       $      -    $      -
        All Other Fees                 $      -    $      -
                                       --------    --------
           TOTAL:                      $407,000    $470,000


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

Date: September 28, 2007         by /s/ John V. Winfield
      ------------------            ---------------------------------------
                                    John V. Winfield, Chairman of the Board,
                                    President and Chief Executive Officer


Date: September 28, 2007         by /s/ David T. Nguyen
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


Date: September 28, 2007            /s/ John V. Winfield
      ------------------            ---------------------------------------
                                    John V. Winfield, Chairman of the Board,
                                    President and Chief Executive Officer


Date: September 28, 2007            /s/ Josef A. Grunwald
      ------------------            ----------------------------------------
                                    Josef A. Grunwald, Vice Chairman of Board


Date: September 28, 2007            /s/ Gary N. Jacobs
      ------------------            ---------------------------------------
                                    Gary N. Jacobs, Director


Date: September 28, 2007            /s/ John C. Love
      ------------------            ---------------------------------------
                                    John C. Love, Director


Date: September 28, 2007            /s/ William J. Nance
      ------------------            ---------------------------------------
                                    William J. Nance, Director