Form 10QSB
period 2007-09-30
INTERGROUP CORP
filed 2007-11-14
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of November 13, 2007 were 2,352,421 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                                   INDEX
                          THE INTERGROUP CORPORATION


PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet
      As of September 30, 2007 (unaudited)                             3

    Consolidated Statements of Operations (unaudited)
      For the Three Months Ended September 30, 2007 and 2006           4

    Consolidated Statements of Cash Flows (unaudited)
      For the Three Months Ended September 30, 2007 and 2006           5

    Notes to Consolidated Financial Statements                         6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               13

  Item 3. Controls and Procedures                                     19



Part  II.  OTHER INFORMATION


  Item 1.  Legal Proceedings                                          20

  Item 6.  Exhibits                                                   20


SIGNATURES                                                            21

                              PART I
                       FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                       THE INTERGROUP CORPORATION
                       CONSOLIDATED BALANCE SHEET
                             (UNAUDITED)
As of September 30,                                                  2007
                                                                  -----------
                                      ASSETS

  Cash and cash equivalents                                      $  1,262,000
  Restricted cash                                                   3,355,000
  Investment in marketable securities                               9,128,000
  Other investments                                                 5,294,000
  Prepaid expenses and other assets                                 3,829,000
  Minority interest of Justice Investors                            5,545,000
  Investment in hotel, net                                         49,415,000
  Investment in real estate, net                                   73,509,000
                                                                  -----------
    Total assets                                                 $151,337,000
                                                                  ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and other liabilities                         $ 12,729,000
  Due to securities broker                                          2,498,000
  Obligation for securities sold                                      199,000
  Line of credit                                                    1,258,000
  Mortgage note payables - hotel                                   48,000,000
  Mortgage note payables - real estate                             72,052,000
  Deferred income taxes                                             3,431,000
                                                                  -----------
    Total liabilities                                             140,167,000
                                                                  -----------

Minority interest                                                   4,378,000

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,200,093 issued, 2,352,421 outstanding                             21,000
  Additional paid-in capital                                        8,802,000
  Retained earnings                                                 7,021,000
  Treasury stock, at cost, 847,672 shares                          (9,052,000)
                                                                  -----------
    Total shareholders' equity                                      6,792,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $151,337,000
                                                                  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the three months ended September 30,                2007           2006
                                                     -----------    -----------
Hotel operations:
  Hotel and garage revenue                          $  9,786,000   $  7,592,000
  Operating expenses                                  (8,335,000)    (6,360,000)
  Interest expense                                      (702,000)      (749,000)
  Real estate taxes                                     (177,000)      (180,000)
  Depreciation and amortization                       (1,083,000)    (1,034,000)
                                                     -----------    -----------
  Loss from Justice Investors operations                (511,000)      (731,000)
                                                     -----------    -----------
Real estate operations:
  Rental income                                        3,628,000      3,222,000
  Property operating expense                          (1,440,000)    (1,510,000)
  Mortgage interest expense                           (1,095,000)    (1,049,000)
  Real estate taxes                                     (455,000)      (458,000)
  Depreciation                                          (648,000)      (595,000)
                                                     -----------    -----------
  Loss from real estate operations                       (10,000)      (390,000)
                                                     -----------    -----------
Investment transactions:
  Net losses on marketable securities                 (1,377,000)      (880,000)
  Impairment loss on other investments                  (125,000)             -
  Dividend and interest income                            53,000         58,000
  Margin interest and trading expenses                  (432,000)      (480,000)
                                                     -----------    -----------
  Loss from investment transactions                   (1,881,000)    (1,302,000)
                                                     -----------    -----------
Other income(expense):
  General and administrative expense                    (429,000)      (394,000)
  Other expense                                          (47,000)       (60,000)
                                                     -----------    -----------
  Other expense                                         (476,000)      (454,000)
                                                     -----------    -----------
Loss before provision for income taxes and
  minority interest                                   (2,878,000)    (2,877,000)

Minority interest - Justice Investors, pre-tax           278,000        373,000
                                                     -----------    -----------
Loss before income taxes                              (2,600,000)    (2,504,000)

Provision for income tax benefit                       1,095,000      1,134,000
                                                     -----------    -----------
Loss before minority interest                         (1,505,000)    (1,370,000)
Minority interest, net of tax                            409,000        270,000
                                                     -----------    -----------
Loss from continuing operations                       (1,096,000)    (1,100,000)
                                                     -----------    -----------

Discontinued operations:
  Income from discontinued operations                      1,000         91,000
  Gain on sale of real estate                          4,074,000              -
  Provision for income tax expense                    (1,716,000)       (23,000)
                                                     -----------    -----------
Income from discontinued operations                    2,359,000         55,000
                                                     -----------    -----------
Net income(loss)                                    $  1,263,000   $ (1,045,000)
                                                     ===========    ===========

Loss per share from continuing operations
  Basic                                             $      (0.47)  $      (0.47)
  Diluted                                           $      (0.47)  $      (0.47)
                                                     ===========    ===========
Income per share from discontinued operations
  Basic                                             $       1.00   $       0.02
  Diluted                                           $       1.00   $       0.02
                                                     ===========    ===========
Income (loss) per share
  Basic                                             $       0.54   $      (0.44)
  Diluted                                           $       0.54   $      (0.44)
                                                     ===========    ===========

Weighted average number of shares outstanding          2,352,335      2,357,146
                                                     ===========    ===========
Diluted weighted average number of shares
  outstanding                                          2,352,335      2,357,146
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          THE INTEGROUP CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

For the Three Months ended September 30,                  2007           2006
                                                      -----------    -----------
Cash flows from operating activities:
  Net income(loss)                                   $  1,263,000   $ (1,045,000)
  Adjustments to reconcile net income(loss) to
   cash provided by operating activities:
    Depreciation and amortization                       1,731,000      1,628,000
    Impairment loss on other investments                  125,000              -
    Gain on sale of real estate                        (4,074,000)             -
    Net unrealized loss on investments                  1,130,000      1,352,000
    Minority interest benefit                            (687,000)      (643,000)
    Changes in assets and liabilities:
      Investment in marketable securities               7,505,000      8,047,000
      Other investments                                  (125,000)    (1,050,000)
      Prepaid expenses and other assets                   (97,000)      (514,000)
      Accounts payable and other liabilities              652,000     1,018,000
      Due to securities broker                         (5,637,000)    (2,567,000)
      Obligation for securities sold                   (1,286,000)    (3,964,000)
      Deferred tax liability                              621,000     (1,111,000)
                                                      -----------    -----------
  Net cash provided by operating activities             1,121,000      1,151,000
                                                      -----------    -----------
Cash flows from investing activities:
  Net proceeds from sale of real estate                 7,739,000              -
  Additions to buildings, improvements
   and equipment                                       (2,013,000)      (718,000)
  Purchase of Santa Fe stock                                    -        (18,000)
  Restricted cash                                         754,000       (140,000)
                                                      -----------    -----------
  Net cash provided by(used in) investing activities    6,480,000       (876,000)
                                                      -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable                6,850,000        325,000
  Principal payments on mortgage notes payable        (12,419,000)      (375,000)
  Payment on line of credit                            (3,000,000)             -
  Purchase of treasury stock                                    -        (56,000)
  Issuance of stock to directors                           72,000              -
                                                      -----------    -----------
  Net cash used in financing activities                (8,497,000)      (106,000)
                                                      -----------    -----------

Net (decrease)increase in cash and cash equivalents      (896,000)       169,000
Cash and cash equivalents at beginning of
 period                                                 2,158,000      2,935,000
                                                      -----------    -----------
Cash and cash equivalents at end of period           $  1,262,000   $  3,104,000
                                                      ===========    ===========


Supplemental information:

Margin interest paid                                 $    117,000   $    174,000
Mortgage interest paid                               $  1,797,000   $  1,798,000


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

As of September 30, 2007, the Company had the power to vote 79.1% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB:
SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company's Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe's operations primarily consist of owning and managing the Company's hotel property through its 68.8%-owned consolidated subsidiary, Portsmouth Square, Inc. ("Portsmouth"), in Justice Investors ("Justice" or the "Partnership"), a California limited partnership. InterGroup also directly owns approximately 10.9% of the common stock of Portsmouth.

Portsmouth has a 50.0% interest in Justice in which Portsmouth serves as both a general and limited partner. The other general partner, Evon Corporation ("Evon"), serves as the managing general partner of Justice. In accordance with guidance set forth in the Financial Accounting Standards Board directed Staff Position (FSP) SOP 78-9-1, the Company has applied the principles of accounting applicable for investments in subsidiaries due to its "kick out rights" and "substantive participating rights" arising from its limited partnership and general partnership interest and has consolidated the financial statements of Justice with those of the Company, effective with the first reporting period of its fiscal year beginning July 1, 2006.

The Company also derives income from its rental properties and the investment of its cash and securities assets.

Minority interest on the balance sheet represents the interest in subsidiaries not owned by the Company. Minority interest on the statement of operations represents the minority owner's share of income. As of September 30, 2007, the Company had a minority interest asset balance on the balance sheet as the result of the accumulated deficit at Justice Investors. Management believes the accumulated deficit is considered temporary as the Hotel was temporary closed to undergo major renovations from May 2005 to January 2006. The Company expects the Hotel to be profitable, thereby reversing the accumulated deficit in the future. Of the total minority interest liability of $4,378,000 on the balance sheet, $3,208,000 is related to the minority shareholders of Portsmouth and $1,170,000 is related to the minority shareholders of Santa Fe.

Certain prior quarter balances have been reclassified to conform with the current quarter presentation.

The results of operations for the three months ended September 30, 2007 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2008.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company's financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in income tax expense. There were no interest and penalties related to uncertain income tax positions that were accrued as of September 30, 2007 and during the period there were no changes in individual or aggregate unrecognized tax positions. The Company's income tax returns for the years ended June 30, 2004 up to present are subject to examination by major taxing authorities.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for as of the beginning of the Company's 2009 fiscal year. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of the Company's 2009 fiscal year. The Company is still evaluating the impact of SFAS 157 and 159 on the Company's consolidated financial statements.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As of September 30, 2007, the Company had 371,250 stock options that were considered potentially dilutive common shares and 33,750 stock options that were considered anti-dilutive. As of September 30, 2006, the Company had 369,000 stock options that were considered potentially dilutive common shares and 36,000 stock options that were considered anti-dilutive. However, these amounts of dilutive shares were not included in the calculation for diluted earnings per share because the Company had a loss from continuing operations during the three months ended September 30, 2007 and 2006.

Stock-Based Compensation Plans

As of September 30, 2007, the Company has two stock option plans, which are more fully described in Note 1 of the Company's Annual Report on Form 10-KSB for fiscal year ended June 30, 2007. On July 1, 2006, the Company implemented Statement of Financial Accounting Standards 123(R), "Share-Based Payments"

("SFAS No. 123R") which replaced SFAS No. 123 and supercedes Opinion No. 25 and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the "modified prospective method" where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2006. Additionally, compensation expense for unvested stock options that are outstanding at July 1, 2006 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option pricing model.

During the three months ended September 30, 2007, there were no options granted, exercised or vested. Accordingly, no stock-based compensation expense was recognized during the period. Since inception of the two stock options plans, there have been no options exercised. For the fiscal year ended June 30, 2008, it is expected that 2,250 employee options will vest during the year. However, the fair value of the vested options is considered immaterial.

The following table summarizes the stock option activity for the periods indicated:

                                      Number of          Weighted-average
                                       Shares            Exercise Price
                                      ----------         ---------------
Unexercised options
  Outstanding at July 1, 2007           405,000                   $9.91
Granted                                       -                       -
Exercised                                     -                       -
Forfeited                                     -                       -
                                      ----------         ---------------
Unexercised options
  Outstanding at September 30, 2007     405,000                   $9.91
                                      ==========         ===============

As of September 30, 2007, of the total 405,000 unexercised options outstanding, 6,750 were not yet vested.

Unexercised            Range of       Weighted Average  Weighted Average
Options                Exercise Price Exercise Price    Remaining Life
----------------      --------------  ----------------  ----------------
September 30, 2007      $7.92-$29.63      $ 9.91           2.24 years


On February 21, 2007, the stockholders of the Company approved The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (the "2007 Plan"), which was thereafter adopted by the Board of Directors. The 2007 Plan was adopted to replace the 1998 Stock Option Plan for Non-Employee Directors. Pursuant to the 2007 Plan, each non-employee director is entitled to an annual grant of a number of shares of Common Stock of the Company equal in value to $18,000 based on the fair market value of the Common Stock on the date of grant and a grant of 600 shares of Common Stock upon the formal adoption of the 2007 Plan by the Board. The 2007 Plan is more fully described in Note 15 of the Company's Annual Report on Form 10-KSB for fiscal year ended June 30, 2007.

For the three months ended September 30, 2007, the four non-employee directors of the Company each received a grant of 987 shares of Common Stock pursuant to the 2007 Plan. The Company recorded an expense of approximately $72,000 related to the issuance of the 3,948 shares of the Company's common stock.

NOTE 2 - INVESTMENT IN HOTEL, NET

Justice owns a 544 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the "Hilton San Francisco Financial District" (the "Hotel") and related facilities, including a five level underground parking garage. Justice serves as the owner/operator of the Hotel with the assistance of a third party management company. The Partnership also derives income from the lease of the garage portion of the property to Evon and from a lease with Tru Spa for a portion of the lobby level of the Hotel.

For the three months ended September 30, 2007 and 2006, the results of operations for Justice were consolidated with those of the Company. For comparative purposes, the statement of operations for the Hotel (on a standalone basis) for the three months ended September 30, 2007 and 2006, are included below.


For the three months ended September 30,       2007            2006
                                            ----------      ----------
Revenues:
 Hotel rooms                              $  7,915,000     $ 5,881,000
 Food and beverage                           1,289,000       1,015,000
 Other operating departments                   146,000         178,000
                                            ----------      ----------
  Total revenues                             9,350,000       7,074,000
                                            ----------      ----------
Operating expenses:
 Hotel rooms                                (2,211,000)     (1,917,000)
 Food and beverage                          (1,447,000)     (1,300,000)
 General and administrative                   (679,000)       (489,000)
 Advertising and sales                        (614,000)       (410,000)
 Franchise fees                               (554,000)       (412,000)
 Repairs and maintenance                      (529,000)       (395,000)
 Utilities                                    (323,000)       (265,000)
 Insurance                                    (239,000)       (286,000)
 CEP fee                                      (373,000)       (213,000)
 Other operating departments                  (300,000)       (185,000)
 Credit card commissions                      (222,000)       (172,000)
 Property taxes                               (177,000)       (180,000)
 Management fees                              (162,000)       (124,000)
 Other expenses                                (83,000)        (14,000)
 Start-up costs - reopening of Hotel                 -         (69,000)
                                            ----------      ----------
  Total operating expenses                  (7,913,000)     (6,431,000)
                                            ----------      ----------
Hotel net income                             1,437,000         643,000

Income (expense) at Justice
 Garage rent                                   415,000         430,000
 General and administrative                 (1,083,000)       (334,000)
 Interest expense                             (702,000)       (749,000)
 Depreciation and amortization expense      (1,083,000)     (1,034,000)
 Other income                                  505,000         313,000
                                            ----------      ----------
Justice net loss                          $   (511,000)    $  (731,000)
                                            ==========      ==========

Property and equipment as of September 30, 2007 consisted of the following:

                                             Accumulated        Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     15,699,000         (5,595,000)      10,104,000
Building and improvements   52,041,000        (15,468,000)      36,573,000
                          ------------       ------------     ------------
                          $ 70,478,000       $(21,063,000)    $ 49,415,000
                          ============       ============     ============


NOTE 3 - INVESTMENT IN REAL ESTATE

As of September 30, 2007, investment in real estate included the following:

  Land                                    $  25,989,000
  Buildings, improvements and equipment      70,725,000
  Accumulated depreciation                  (23,205,000)
                                             ----------
                                          $  73,509,000
                                             ==========

During the quarters ended September 30, 2007 and 2006, the Company had listed for sale its 224-unit apartment building located in Irving, Texas. Under the provisions of the Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, for properties disposed of or listed for sale during the year, the revenues and expenses are accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of this property has been reclassified from continuing operations for the three months ended September 30, 2007 and 2006 and are reported as income from discontinued operations in the consolidated statements of operations.

The revenues and expenses from the operation of this property listed for sale or sold during three months ended September 30, 2007 and 2006, are summarized as follows:

For the three months ended September 30,     2007              2006
                                          ----------        ----------
      Revenues                            $  201,000       $   399,000
      Expenses                              (200,000)         (308,000)
                                          ----------        ----------
      Net income(loss)                    $    1,000       $    91,000
                                          ==========        ==========


In August 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and recognized a gain on the sale of real estate of $4,074,000. The Company received net proceeds after selling costs of
$7,739,000.   With the net proceeds, the Company paid off the related
outstanding mortgage note payable of $4,007,000 and made a $3,000,000 payment to reduce its outstanding line of credit to $1,258,000 from $4,258,000.

In August 2007, the Company refinanced its $7,203,000 construction loan on its 30-unit apartment complex located in Los Angeles, California and obtained a mortgage note payable in the amount of $6,850,000. The term of the note is 15 years, with interest only for the first two years. The interest is fixed at 5.97%.

NOTE 4 - INVESTMENT IN MARKETABLE SECURITIES

The Company's investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At September 30, 2007, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings.
Trading securities are summarized as follows:


As of September 30, 2007
                             Gross              Gross             Net               Market
Investment    Cost       Unrealized Gain   Unrealized Loss    Unrealized Gain        Value
---------- -----------   ---------------   ---------------    ---------------     -----------
Equities   $6,176,000      $5,015,000       ($2,063,000)        $2,952,000       $9,128,000


As of September 30, 2007, the Company had $630,000 of unrealized losses related to securities held for over one year.

As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of September 30, 2007, the Company had obligations for securities sold (equities short) of $199,000.

Net gains on marketable securities on the statement of operations are comprised of realized and unrealized gains(losses). Below is the composition of the two components for the three months ended September 30, 2007 and 2006, respectively.


For the three months ended September 30,                2007             2006
                                                    -----------      -----------
Realized (losses)gains on marketable securities     $  (247,000)     $   472,000
Unrealized losses on marketable securities           (1,130,000)      (1,352,000)
                                                    -----------      -----------
Net losses on marketable securities                 $(1,377,000)     $  (880,000)
                                                    ===========      ===========

NOTE 5 - RELATED PARTIES

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

The garage lessee, Evon, is the Partnership's managing general partner. Evon paid the Partnership $415,000 and $430,000 for the three months ended September 30, 2007 and 2006, respectively, under the terms of the lease agreement.

NOTE 6 - SEGMENT INFORMATION

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

Information below represents reported segments for the three months ended September 30, 2007 and 2006. Operating income for rental properties consists of rental income. Operating income from Justice Investors consists of the operations of the hotel and garage. Operating income for investment transactions consist of net investment gains(losses)and dividend and interest income.


                                 Real Estate
                           -------------------------
Three months ended            Rental        Hotel       Investment                                 Discontinued
September 30, 2007          Properties    Operations   Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 3,628,000   $ 9,786,000   $(1,449,000) $          -   $ 11,965,000   $    201,000   $ 12,166,000
Operating expenses          (1,440,000)   (8,335,000)     (432,000)            -    (10,207,000)       (94,000)   (10,301,000)
Real estate taxes             (455,000)     (177,000)            -             -       (632,000)       (42,000)      (674,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   1,733,000     1,274,000    (1,881,000)            -      1,126,000         65,000      1,191,000

Gain on sale of real estate          -             -             -             -              -      4,074,000      4,074,000
Mortgage interest expense   (1,095,000)     (702,000)            -             -     (1,797,000)       (64,000)    (1,861,000)
Depreciation and amort.       (648,000)   (1,083,000)            -             -     (1,731,000)             -     (1,731,000)
General and administrative
  Expense                            -             -             -      (429,000)      (429,000)             -       (429,000)
Other expense                        -             -                     (47,000)       (47,000)             -        (47,000)
Income tax benefit(expense)          -             -             -     1,095,000      1,095,000     (1,716,000)      (621,000)
Minority interest                    -       278,000             -       409,000        687,000              -        687,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $   (10,000)     (233,000)  $(1,881,000)  $ 1,028,000  $  (1,096,000) $   2,359,000   $  1,263,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $73,509,000   $51,625,000   $14,422,000   $11,781,000  $ 151,337,000  $           -   $151,337,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


                                  Real Estate
                           -------------------------
Three months ended            Rental        Hotel      Investment                                 Discontinued
September 30, 2006          Properties    Operations  Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 3,222,000   $ 7,592,000   $  (822,000) $          -   $  9,991,000   $    399,000   $ 10,390,000
Operating expenses          (1,510,000)   (6,360,000)     (480,000)            -     (8,350,000)      (187,000)    (8,537,000)
Real estate taxes             (458,000)     (180,000)            -             -       (638,000)       (46,000)      (684,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   1,254,000     1,052,000    (1,302,000)            -      1,003,000        166,000      1,169,000

Mortgage interest expense   (1,049,000)     (749,000)            -             -     (1,798,000)       (75,000)    (1,873,000)
Depreciation and amort.       (595,000)   (1,034,000)            -             -     (1,628,000)             -     (1,628,000)
General and administrative
  Expense                            -             -             -      (394,000)      (394,000)             -       (394,000)
Other expense                        -             -             -       (60,000)       (60,000)             -        (60,000)
Income tax benefit                   -             -             -     1,134,000      1,134,000        (36,000)     1,098,000
Minority interest                    -       373,000             -       270,000        643,000              -        643,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (390,000)     (358,000)  $(1,302,000)  $   950,000  $  (1,100,000) $      55,000   $ (1,045,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $75,055,000   $42,586,000   $25,181,000   $19,190,000  $ 162,012,000  $   3,635,000   $165,647,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company's Form 10-KSB Report for the fiscal year ended June 30, 2007, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 68.8% owned subsidiary, Portsmouth, in the Justice Investors limited partnership ("Justice" or the "Partnership"), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. Portsmouth has a 50.0% limited partnership interest in Justice and serves as one of the general partners. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, known as the Hilton San Francisco Financial District hotel (the "Hotel"). The financial statements of Justice have been consolidated with those of the Company, effective as of July 1, 2006. See Note 1 to the Consolidated Financial Statements.

The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. The term of the Agreement is for a period of 15 years commencing on January 12, 2006, with an option to extend the license term for another five years, subject to certain conditions. Justice also has a Management Agreement with Prism Hospitality L.P. ("Prism") to perform the day-to-day management functions of the Hotel.

The Partnership also derives income from the lease of the garage portion of the property to Evon Corporation ("Evon"), the managing general partner of Justice, and from a lease with Tru Spa for a portion of the lobby level of the Hotel. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership's assets. Those fees are eliminated in consolidation.


Recent Developments

On October 1, 2007, Justice paid a special distribution to its limited partners in a total amount of $400,000, of which $200,000 was received by Portsmouth.

The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors.

In August 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and recognized a gain on the sale of real estate of $4,074,000. The Company received net proceeds after selling costs of
$7,739,000.   With the net proceeds, the Company paid off the related
outstanding mortgage note payable of $4,007,000 and made a $3,000,000 payment to reduce its outstanding line of credit to $1,258,000 from $4,258,000.

In August 2007, the Company refinanced its $7,203,000 construction loan on its 30-unit apartment complex located in Los Angeles, California and obtained a mortgage note payable in the amount of $6,850,000. The term of the note is 15 years, with interest only for the first two years. The interest is fixed at 5.97%.


Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

The Company had a net income of $1,263,000 for the three months ended September 30, 2007 compared to a net loss of $1,045,000 for the three months ended September 30, 2006. As discussed below, the significant change is due to a large gain recognized related to the sale real estate, the reduction in the loss from the operations of Justice Investors, and reduction in the loss from the Company's real estate operations. However, these improvements were partially offset by the higher losses incurred from the Company's investment activities.

The net loss from the operations of Justice Investors was $511,000 for the three months ended September 30, 2007, compared to a net loss of $731,000 for the three months ended September 30, 2006. The decrease in the net loss was primarily attributable to greater net income generated from the operations of the Hotel during the current period, partially offset by higher general and administrative expenses at the Justice level primarily due to certain nonrecurring legal and consulting fees in the current period related to the Allied litigation and zoning issues in the approximate amount of $577,000.

For the three months ended September 30, 2007, the operations of the Hotel on a standalone basis (see Note 2) generated net income of $1,437,000 on total operating revenues of approximately $9,350,000 compared to net income from Hotel operations of $643,000 on total operating revenues of $7,074,000 for the three months ended September 30, 2006 primarily due to higher average daily room rates and higher average occupancy rates.

The following table sets forth the average daily room rate ("ADR"), average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended September 30, 2007 and 2006.

Three Months Ended        Average           Average
  September 30,          Daily Rate        Occupancy%         RevPar
-----------------        ----------        ----------        ---------
      2007                $177.31            88.8%            $157.75
      2006                $151.03            77.0%            $116.68

Average daily room rates and occupancy have continued to improve since the Hotel's reopening in January 2006. As a result, the Hotel was able to achieve an approximately $41 increase in RevPar for the three months ended September 30, 2007 compared the three months ended September 30, 2006. We believe that many of the new programs implemented to increase revenues and efficiencies at the Hotel, as well as certain management personnel changes, have helped improve operations. While the Hotel's food and beverage operations remain challenging, management was able to reduce losses in that department during the current period to approximately $158,000 from approximately $285,000 for the comparable period in 2006. Due to brand requirements of maintaining a three-meal, full service restaurant, the associated costs of union labor, and the intense competition in the San Francisco market for restaurants, food and beverage operations will continue to be challenging. Management will continue to work to address those issues and to explore all options, including new concepts, to improve the operations of the Hotel.

We expect that the operating results of the Hotel will continue to improve over fiscal 2007 as the Hotel approaches full stabilization and gets further penetration into the Financial District hotel market. We anticipate a reduction in Partnership general and administrative expenses for legal and consulting fees in fiscal 2008, as many of those expenses were attributable to certain nonrecurring legal matters that originated in fiscal 2007 and which we expect to be resolved in fiscal 2008. If cash flows from the Hotel operations continue to improve, we also expect that the Partnership will start making more regular distributions to its limited partners in fiscal 2008.

The loss from real estate operations decreased to $10,000 for the three months ended September 30, 2007 from $390,000 for the three months ended September 30, 2006 primarily as the result of the increase in the rental income. Rental income increased to $3,628,000 from $3,222,000 as the result of the improved rental housing market and the improvement in the leasing and the occupancy of the Company's newly renovated 30-unit apartment located in Los Angeles, California. Rental income from this rental apartment increased to $222,000 from $49,000 in the comparable quarter.

In August 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and recognized a gain on the sale of real estate of $4,074,000. The Company received net proceeds after selling costs of
$7,739,000.   With the net proceeds, the Company paid off the related
outstanding mortgage note payable of $4,007,000 and made a $3,000,000 payment to reduce its outstanding line of credit to $1,258,000 from $4,258,000. The operations and the related gain on the sale of real estate is classified under discontinued operations in the statement of operations.

The Company had net losses on marketable securities of $1,377,000 for the three months ended September 30, 2007 compared to net losses on marketable securities of $880,000 for the three months ended September 30, 2006. For the three months ended September 30, 2007, the Company had net realized losses of $247,000 and net unrealized losses of $1,130,000. For the three months ended September 30, 2006, the Company had net realized gains of $472,000 and net unrealized losses of $1,352,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the three months ended September 30, 2007, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded an impairment loss on other investments of $125,000. There was no impairment loss recorded for the three months ended September 30, 2006.

Margin interest and trading expenses decreased to $432,000 for the three months ended September 30, 2007 from $480,000 for the three months ended September 30, 2006 primarily as the result of the decrease in margin interest expense to $117,000 from $174,000. The decrease in margin interest expense is the result the reduction in the use of margin in the Company's investment activities during the most recent quarter.

General and administrative expenses increased to $429,000 for the three months ended September 30, 2007 from $394,000 for the three months ended September 30, 2006 primarily due to the cost of stock based compensation awarded to the non-employee directors pursuant to the 2007 Stock Compensation Plan.

MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 23 different equity positions. The portfolio contains five individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 18.5% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of September 30, 2007, the Company had investments in marketable equity securities of $9,128,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of September 30, 2007.


                                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Technology                          $ 2,311,000               25.3%
   Dairy products                        1,539,000               16.9%
   Services                              1,494,000               16.4%
   Insurance, banks and brokers          1,127,000               12.3%
   Holding companies                       670,000                7.3%
   REITs and building materials            539,000                5.9%
   Telecommunications and media            517,000                5.7%
   Pharmaceutical and healthcare           246,000                2.7%
   Other                                   685,000                7.5%
                                       ------------           ----------
                                       $ 9,128,000              100.0%
                                       ============           ==========

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the indicated periods.

For the three months ended September 30,       2007                   2006
                                          --------------        --------------
Net losses on marketable securities        $ (1,377,000)         $    (880,000)
Impairment loss on other investments           (125,000)                     -
Dividend & interest income                       53,000                 58,000
Margin interest expense                        (117,000)              (174,000)
Trading and management expenses                (315,000)              (306,000)
                                           ------------           ------------
                                           $ (1,881,000)         $  (1,302,000)
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

To meet its substantial financial commitments for the renovation project and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30 year amortization schedule. The Prudential Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. As of September 30, 2007, the total amount outstanding of the Prudential Loan was approximately $29,088,000.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30 year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is without recourse to the limited and general partners of Justice. As of September 30, 2007, the total amount outstanding of the Second Prudential Loan was approximately $18,912,000.

From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank ("UCB") paying off the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007. The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs arising from any disruption of business due to labor issues, natural causes affecting tourism and other unexpected events. The term of the new line of credit facility is for 60 months at an annual interest rate, based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus two percent. As of September 30, 2007, there were no amounts borrowed by Justice under the new line of credit; however, $1,500,000 of that line was utilized in the form of a standby letter of credit related for the Allied Litigation. The annual fee for the letter of credit is one and one half percent of $1,500,000, which fee is to be paid in quarterly installments for the periods in which the letter of credit is in effect.

The Hotel started to generate net income from its operations in June 2006, which continued to improve during the Company's fiscal year ended June 30, 2007. As a result, Justice was able to pay a special limited partnership distribution in a total amount of $1,000,000 on March 28, 2007, of which Portsmouth received $500,000. The general partners believed that operations of the Hotel had stabilized under the Hilton brand and new management, and that cash flows were sufficient to warrant that special distribution, especially with the new financings in place to meet any additional capital needs. On October 1, 2007, Justice paid an additional special limited partnership distribution in the amount of $400,000, of which $200,000 was received by Portsmouth. The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors.

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

In August 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and recognized a gain on the sale of real estate of $4,074,000. The Company received net proceeds after selling costs of
$7,739,000.   With the net proceeds, the Company paid off the related
outstanding mortgage note payable of $4,007,000 and made a $3,000,000 payment to reduce its outstanding line of credit to $1,258,000 from $4,258,000. In October 2007, the Company borrowed $2,700,000 from the line of credit, increasing the outstanding balance to $3,958,000.

In August 2007, the Company refinanced its $7,203,000 construction loan on its 30-unit apartment complex located in Los Angeles, California and obtained a mortgage note payable in the amount of $6,850,000. The term of the note is 15 years, with interest only for the first two years. The interest is fixed at 5.97%.

During the three months ended September 30, 2007, the Company made property improvements in the aggregate amount of $2,013,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the consolidated statement of operations.

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

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. Since Prism has the power and ability under the terms of its management agreement to adjust hotel room rates on an ongoing basis, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material.


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

Item 1.  LEGAL PROCEEDINGS

Bacon Plumbing Co., Inc. and Golden Electric Company v. Allied Construction, et al., San Francisco County Superior Court, Case No. 06-455440.

This is to update matters previously reported in the Company's Form 10-KSB for its fiscal year ended June 30, 2007, regarding the litigation and lien claims filed by Allied Construction Management, Inc. ("Allied") and eight subcontractors arising out of the renovation work performed on the San Francisco Hotel property. All of those claims were consolidated into the above entitled action. On October 23, 2007, the Superior Court entered an order approving settlements reached by Justice Investors with all of the subcontractors that filed liens against the Hotel property. The aggregate amount of those settlements was approximately $1,580,000 and the total amount of the liens filed by the subcontractors was approximately $1,756,000. The Court also reduced the lien claim of Allied from $2,061,544 to $1,166,649. Justice, Evon and Portsmouth dispute the amounts alleged to be owed to Allied and will vigorously defend the balance of this action against the Allied claims.


Item 6.  Exhibits.

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


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: November 13, 2007               by      /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: November 13, 2007               by      /s/ David Nguyen
                                              ------------------------------
                                              David Nguyen, Treasurer
                                              and Controller
                                             (Principal Accounting Officer)