Form 10QSB
period 2007-12-31
INTERGROUP CORP
filed 2008-02-19
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of February 8, 2008 was 2,351,916 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                                   INDEX
                          THE INTERGROUP CORPORATION


PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Condensed Consolidated Financial Statements:

    Condensed Consolidated Balance Sheet (Unaudited)
      As of December 31, 2007                                          3

    Condensed Consolidated Statements of Operations (Unaudited)
      For the Three Months Ended December 31, 2007 and 2006            4

    Condensed Consolidated Statements of Operations (Unaudited)
      For the Six Months Ended December 31, 2007 and 2006              5

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      For the Six Months Ended December 31, 2007 and 2006              6

    Notes to Condensed Consolidated Financial Statements (Unaudited)   7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               16

  Item 3. Controls and Procedures                                     24


Part  II.  OTHER INFORMATION


  Item 1.  Legal Proceedings                                          26

  Item 4.  Unregistered Sales of Equity Securities and                26
           Use of Proceeds

  Item 6.  Exhibits                                                   27


SIGNATURES                                                            28

                              PART I
                       FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                       THE INTERGROUP CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEET
                             (UNAUDITED)
As of December 31,                                                   2007
                                                                  -----------
                                      ASSETS

  Investment in hotel, net                                       $ 49,257,000
  Investment in real estate, net                                   67,887,000
  Property held for sale                                            5,231,000
  Investment in marketable securities                              15,233,000
  Other investments                                                 7,394,000
  Cash and cash equivalents                                           550,000
  Restricted cash                                                   1,649,000
  Prepaid expenses and other assets                                 4,111,000
  Minority interest of Justice Investors                            6,301,000
                                                                  -----------
    Total assets                                                 $157,613,000
                                                                  ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and other liabilities                         $ 12,226,000
  Due to securities broker                                          6,803,000
  Obligation for securities sold                                      199,000
  Line of credit                                                    3,958,000
  Mortgage note payable - hotel                                    47,830,000
  Mortgage note payable - real estate                              64,195,000
  Mortgage note payable - property held for sale                    7,566,000
  Deferred income taxes                                             3,323,000
                                                                  -----------
    Total liabilities                                             146,100,000
                                                                  -----------

Minority interest                                                   4,376,000

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,200,093 issued, 2,352,316 outstanding                             21,000
  Additional paid-in capital                                        8,802,000
  Retained earnings                                                 7,368,000
  Treasury stock, at cost, 847,777 shares                          (9,054,000)
                                                                  -----------
    Total shareholders' equity                                      7,137,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $157,613,000
                                                                  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                          THE INTERGROUP CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the three months ended December 31,                     2007           2006
                                                                       (As Restated)
                                                         -----------    -----------
Hotel operations:
  Hotel and garage revenue                              $  9,619,000   $  8,116,000
  Operating expenses                                      (8,225,000)    (7,043,000)
  Real estate taxes                                         (177,000)      (202,000)
  Interest expense                                          (703,000)      (805,000)
  Depreciation and amortization                           (1,118,000)    (1,040,000)
                                                         -----------    -----------
  Loss from hotel operations                                (604,000)      (974,000)
                                                         -----------    -----------
Real estate operations:
  Rental income                                            3,319,000      2,895,000
  Property operating expense                              (1,297,000)    (2,074,000)
  Real estate taxes                                         (320,000)      (401,000)
  Mortgage interest expense                                 (907,000)      (939,000)
  Depreciation                                              (569,000)      (472,000)
                                                         -----------    -----------
  Income(loss) from real estate operations                   226,000       (991,000)
                                                         -----------    -----------
Investment transactions:
  Net gains on marketable securities                       1,375,000      1,310,000
  Dividend and interest income                                59,000         89,000
  Margin interest and trading expenses                      (373,000)      (556,000)
                                                         -----------    -----------
  Income from investment transactions                      1,061,000        843,000
                                                         -----------    -----------

General and administrative expense                          (402,000)      (346,000)
                                                         -----------    -----------
Income(loss) before income tax and minority interest         281,000     (1,468,000)

Minority interest - Justice Investors, pre-tax               257,000        462,000
                                                         -----------    -----------
Income(loss) before income tax                               538,000     (1,006,000)
Income tax (expense)benefit                                 (182,000)       432,000
                                                         -----------    -----------
Income(loss) before minority interest                        356,000       (574,000)

Minority interest, net of tax                                (68,000)       (96,000)
                                                         -----------    -----------
Income(loss) from continuing operations                      288,000       (670,000)
                                                         -----------    -----------
Income(loss) from discontinued operations,
 net of tax                                                   59,000        (39,000)
                                                         -----------    -----------
Net income(loss)                                        $    347,000   $   (709,000)
                                                         ===========    ===========

Net income(loss) per share from continuing operations
  Basic                                                 $       0.12   $      (0.28)
                                                         ===========    ===========
  Diluted                                               $       0.11   $      (0.28)
                                                         ===========    ===========
Net income(loss) per share from discontinued operations
  Basic                                                 $       0.03   $      (0.02)
                                                         ===========    ===========
  Diluted                                               $       0.02   $      (0.02)
                                                         ===========    ===========
Net income (loss) per share
  Basic                                                 $       0.15   $      (0.30)
                                                         ===========    ===========
  Diluted                                               $       0.13   $      (0.30)
                                                         ===========    ===========

Weighted average number of shares outstanding              2,352,395      2,355,641
                                                         ===========    ===========
Diluted weighted average number of shares
  outstanding                                              2,735,645      2,724,641
                                                         ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    -4-

                          THE INTERGROUP CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the six months ended December 31,                        2007           2006
                                                                       (As Restated)
                                                         -----------    -----------
Hotel operations:
  Hotel and garage revenue                              $ 19,405,000   $ 15,708,000
  Operating expenses                                     (16,607,000)   (13,582,000)
  Real estate taxes                                         (354,000)      (382,000)
  Interest expense                                        (1,405,000)    (1,435,000)
  Depreciation and amortization                           (2,201,000)    (2,074,000)
                                                         -----------    -----------
  Loss from hotel operations                              (1,162,000)    (1,765,000)
                                                         -----------    -----------
Real estate operations:
  Rental income                                            6,515,000      5,762,000
  Property operating expense                              (2,497,000)    (3,365,000)
  Real estate taxes                                         (734,000)      (824,000)
  Mortgage interest expense                               (1,897,000)    (1,881,000)
  Depreciation                                            (1,141,000)      (943,000)
                                                         -----------    -----------
  Income(loss) from real estate operations                   246,000     (1,251,000)
                                                         -----------    -----------
Investment transactions:
  Net(losses)gains on marketable securities                   (2,000)       430,000
  Impairment loss on other investments                      (125,000)             -
  Dividend and interest income                               112,000        147,000
  Margin interest and trading expenses                      (805,000)    (1,036,000)
                                                         -----------    -----------
  Loss from investment transactions                         (820,000)      (459,000)
                                                         -----------    -----------
General and administrative expense                          (831,000)      (740,000)
                                                         -----------    -----------
Loss before income tax and minority interest              (2,567,000)    (4,215,000)

Minority interest - Justice Investors, pre-tax               535,000        835,000
                                                         -----------    -----------
Loss before income tax                                    (2,032,000)    (3,380,000)

Income tax benefit                                           805,000      1,368,000
                                                         -----------    -----------
Loss before minority interest                             (1,227,000)    (2,012,000)

Minority interest, net of tax                                341,000        246,000
                                                         -----------    -----------
Loss from continuing operations                             (886,000)    (1,766,000)

Income(loss) from discontinued operations,
 net of tax                                                2,496,000        (63,000)
                                                         -----------    -----------
Net income(loss)                                        $  1,610,000   $ (1,829,000)
                                                         ===========    ===========

Net loss per share from continuing operations
  Basic                                                 $      (0.38)  $      (0.75)
                                                         ===========    ===========
  Diluted                                               $      (0.38)  $      (0.75)
                                                         ===========    ===========
Net income(loss) per share from discontinued operations
  Basic                                                 $       1.06   $      (0.03)
                                                         ===========    ===========
  Diluted                                               $       1.06   $      (0.03)
                                                         ===========    ===========
Net income(loss) per share
  Basic                                                 $       0.68   $      (0.78)
                                                         ===========    ===========
  Diluted                                               $       0.68   $      (0.78)
                                                         ===========    ===========

Weighted average number of shares outstanding              2,352,373      2,356,393
                                                         ===========    ===========
Diluted weighted average number of shares
  outstanding                                              2,735,623      2,725,393
                                                         ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                          THE INTEGROUP CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

For the Six Months ended December 31,                     2007           2006
                                                       (As Restated)
                                                      -----------    -----------
Cash flows from operating activities:
  Net income(loss)                                   $  1,610,000   $ (1,829,000)
  Adjustments to reconcile net income(loss) to
   cash (used in)provided by operating activities:
    Depreciation and amortization                       3,342,000      3,258,000
    Impairment loss on other investments                  125,000              -
    Gain on sale of real estate                        (4,074,000)             -
    Net unrealized loss on investments                    112,000      1,858,000
    Minority interest benefit                            (876,000)    (1,081,000)
    Issuance of stock to directors                         72,000              -
    Changes in assets and liabilities:
      Investment in marketable securities               2,418,000      8,461,000
      Other investments                                (2,225,000)    (2,050,000)
      Prepaid expenses and other assets                  (343,000)      (272,000)
      Accounts payable and other liabilities             (171,000)     1,934,000
      Due to securities broker                         (1,332,000)    (2,549,000)
      Obligation for securities sold                   (1,286,000)    (5,038,000)
      Deferred tax liability                              833,000     (1,411,000)
                                                      -----------    -----------
  Net cash (used in)provided by operating activities   (1,795,000)     1,281,000
                                                      -----------    -----------
Cash flows from investing activities:
  Net proceeds from sale of real estate                 7,739,000              -
  Additions to buildings, improvements
   and equipment                                       (3,075,000)    (1,249,000)
  Purchase of Portsmouth stock                            (28,000)             -
  Purchase of Santa Fe stock                              (77,000)       (18,000)
  Restricted cash                                       2,460,000       (405,000)
                                                      -----------    -----------
  Net cash provided by(used in) investing activities    7,019,000     (1,672,000)
                                                      -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable                6,850,000        325,000
  Principal payments on mortgage notes payable        (12,880,000)      (723,000)
  Payment on line of credit                              (300,000)             -
  Distributions to minority partners                     (500,000)             -
  Purchase of treasury stock                               (2,000)      (101,000)
                                                      -----------    -----------
  Net cash used in financing activities                (6,832,000)      (499,000)
                                                      -----------    -----------

Net decrease in cash and cash equivalents              (1,608,000)      (890,000)
Cash and cash equivalents at beginning of
 period                                                 2,158,000      2,935,000
                                                      -----------    -----------
Cash and cash equivalents at end of period           $    550,000   $  2,045,000
                                                      ===========    ===========

Supplemental information:

Margin interest paid                                 $    182,000   $    324,000
Mortgage interest paid                               $  3,577,000   $  3,679,000


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         THE INTERGROUP CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


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

As of December 31, 2007, the Company had the power to vote 79.4% of the common stock of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB:
SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock of Santa Fe owned by the Company's Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe's operations primarily consist of owning and managing the Company's hotel property through its 68.8%-owned consolidated subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI), in Justice Investors ("Justice", the Hotel" or the "Partnership"), a California limited partnership. InterGroup also directly owns approximately 11% of the common stock of Portsmouth.

Portsmouth has a 50.0% limited partnership interest in Justice in which Portsmouth serves as both a general and limited partner. The other general partner, Evon Corporation ("Evon"), serves as the managing general partner of Justice. In accordance with guidance set forth in the Financial Accounting Standards Board directed Staff Position (FSP) SOP 78-9-1, the Company has applied the principles of accounting applicable for investments in subsidiaries due to its "kick out rights" and "substantive participating rights" arising from its limited partnership and general partnership interests and has consolidated the financial statements of Justice with those of the Company, effective with the first reporting period of its fiscal year beginning July 1, 2006.

The Company also derives income from its rental properties and the investment of its cash in marketable securities and other investments.

Minority interest on the balance sheet represents the interest in subsidiaries not owned by the Company. Minority interest on the statement of operations represents the minority owner's share of income(loss). As of December 31, 2007, the Company had a minority interest asset balance on the balance sheet as the result of the accumulated deficit at Justice Investors. Management believes the accumulated deficit is considered temporary as the Hotel was temporary closed to undergo major renovations from May 2005 to January 2006. The Company expects the Hotel to be profitable, thereby reversing the accumulated deficit in the future. Of the total minority interest liability of $4,376,000 on the balance sheet, $3,230,000 is related to the minority shareholders of Portsmouth and $1,146,000 is related to the minority shareholders of Santa Fe.

Certain prior period balances have been reclassified to conform with the current period presentation.

The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2008.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company's financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in income tax expense. There were no interest and penalties related to uncertain income tax positions that were accrued as of December 31, 2007 and during the period there were no changes in individual or aggregate unrecognized tax positions. The Company's income tax returns for the years ended June 30, 2004 up to present are subject to examination by certain taxing authorities.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces FAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008 (the Company's fiscal year 2010). The Company is currently assessing the impact of SFAS 141R on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, and amendment to Accounting Research Bulletin (ARB) No. 51," ("SFAS 160"). This standard prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which will be effective for the Company beginning July 1, 2009. The Company is currently assessing the impact of SFAS 160 on its consolidated financial statements.

Income (Loss) Per Share
Basic net income(loss) per share is computed by dividing net income(loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted net income(loss) per share is similar to the computation of basic income(loss) per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted net income(loss) per share by application of the treasury stock method. As of December 31, 2007, the Company had 383,250 stock options that were considered potentially dilutive common shares and 21,750 stock options that were considered anti-dilutive. As of December 31, 2006, the Company had 371,250 stock options that were considered potentially dilutive common shares and 33,750 stock options that were considered anti-dilutive.


Stock-Based Compensation Plans

As of December 31, 2007, the Company has two stock option plans, which are more fully described in Note 1 of the Company's Annual Report on Form 10-KSB for fiscal year ended June 30, 2007. On July 1, 2006, the Company implemented Statement of Financial Accounting Standards 123(Revised 2004), "Share-Based Payments"("SFAS No. 123R") which replaced SFAS No. 123 and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the "modified prospective method" where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2006. Additionally, compensation expense for unvested stock options that were outstanding at July 1, 2006 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option pricing model.

During the three and six months ended December 31, 2007, there were no options granted, exercised or vested. Accordingly, no stock-based compensation expense was recognized during the period. Since inception of the two stock options plans, there have been no options exercised. For the fiscal year ending June 30, 2008, it is expected that 2,250 employee options will vest during the year. However, the fair value of the vested options is considered immaterial.

The following table summarizes the stock option activity for the periods indicated:

                                      Number of          Weighted-average
                                       Shares            Exercise Price
                                      ----------         ---------------
Unexercised options
  Outstanding at July 1, 2007           405,000                   $9.91
Granted                                       -                       -
Exercised                                     -                       -
Forfeited                                     -                       -
                                      ----------         ---------------
Unexercised options
  Outstanding at December 31, 2007     405,000                    $9.91
                                      ==========         ===============

As of December 31, 2007, of the total 405,000 unexercised options outstanding, 6,750 were not yet vested.

Unexercised            Range of       Weighted Average  Weighted Average
Options                Exercise Price Exercise Price    Remaining Life
----------------      --------------  ----------------  ----------------
December 31, 2007      $7.92-$29.63      $ 9.91           2.0 years


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

For the six months ended December 31, 2007, the four non-employee directors of the Company each received a grant of 987 shares of Common Stock pursuant to the 2007 Plan. The Company recorded an expense of approximately $72,000 related to the issuance of the 3,948 shares of the Company's common stock.


NOTE 2 - INVESTMENT IN HOTEL, NET

Justice owns a 544 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the "Hilton San Francisco Financial District" (the "Hotel") and related facilities, including a five level underground parking garage. Justice serves as the owner/operator of the Hotel with the assistance of a third party management company. The Partnership also derives income from a lease of the garage with Evon and from a lease with Tru Spa for a portion of the lobby level of the Hotel.

Land, property and equipment as of December 31, 2007 consisted of the following:

                                             Accumulated        Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     15,937,000         (6,367,000)       9,570,000
Building and improvements   52,761,000        (15,812,000)      36,949,000
                          ------------       ------------     ------------
                          $ 71,436,000       $(22,179,000)    $ 49,257,000
                          ============       ============     ============


NOTE 3 - INVESTMENT IN REAL ESTATE

As of December 31, 2007, investment in real estate included the following:

  Land                                    $  25,202,000
  Buildings, improvements and equipment      63,146,000
  Accumulated depreciation                  (20,461,000)
                                             ----------
                                          $  67,887,000
                                             ==========

In August 2007, the Company refinanced its $7,203,000 construction loan on its 30-unit apartment complex located in Los Angeles, California and obtained a mortgage note payable in the amount of $6,850,000. The term of the note is 15 years, with interest only for the first two years. The interest is fixed at 5.97%.


NOTE 4 - PROPERTY HELD FOR SALE

In August 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and recognized a gain on the sale of real estate of $4,074,000. The Company received net proceeds after selling costs of $7,739,000 and paid off the related outstanding mortgage note payable of $4,007,000.

During the six months ended December 31, 2007, the Company had listed for sale its 249-unit apartment building located in Austin, Texas (classified as Held for Sale on the balance sheet) and sold its 224-unit apartment building located in Irving, Texas. Under the provisions of the Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, for properties disposed of or listed for sale during the year, the revenues and expenses are accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these two properties have been reclassified from continuing operations for the three and six months ended December 31, 2007 and 2006 and are reported as income(loss) from discontinued operations in the consolidated statements of operations.

The revenues and expenses from the operation of these two properties during the three and six months ended December 31, 2007 and 2006, are summarized as follows:


For the three months ended December 31,      2007              2006
                                          ----------        ----------
      Revenues                            $  469,000       $   751,000
      Expenses                              (380,000)         (818,000)
                                          ----------        ----------
       Income(loss)                       $   89,000       $   (67,000)
                                          ==========        ==========

For the six months ended December 31,        2007              2006
                                          ----------        ----------
      Revenues                            $1,102,000       $ 1,505,000
      Expenses                            (1,042,000)       (1,611,000)
                                          ----------        ----------
       Income(loss)                       $   60,000       $  (106,000)
                                          ==========        ==========


NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES

The Company's investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At December 31, 2007, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings.
Trading securities are summarized as follows:


As of December 31, 2007
                             Gross              Gross             Net               Market
Investment    Cost       Unrealized Gain   Unrealized Loss    Unrealized Gain        Value
---------- -----------   ---------------   ---------------    ---------------     --------
---
Equities   $11,150,000      $6,204,000       ($2,121,000)        $4,083,000
$15,233,000


As of December 31, 2007, the Company had $278,000 of unrealized losses related to securities held for over one year.

As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of December 31, 2007, the Company had obligations for securities sold (equities short) of $199,000.

Net gains(losses) on marketable securities on the statement of operations are comprised of realized and unrealized gains(losses). Below is the composition of the net gains(losses) for the three and six months ended December 31, 2007 and 2006, respectively.


For the three months ended December 31,                 2007             2006
                                                    -----------      -----------
Realized gains on marketable securities             $   357,000      $ 1,826,000
Unrealized gains(losses) on marketable securities     1,018,000         (516,000)
                                                    -----------      -----------
Net gains on marketable securities                  $ 1,375,000      $ 1,310,000
                                                    ===========      ===========

For the six months ended December 31,                   2007             2006
                                                    -----------      -----------
Realized gains on marketable securities             $   110,000      $ 2,288,000
Unrealized losses on marketable securities             (112,000)      (1,858,000)
                                                    -----------      -----------
Net (losses)gains on marketable securities          $    (2,000)     $   430,000
                                                    ===========      ===========


NOTE 6 - OTHER INVESTMENTS

As a part of its investment strategy, the Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of December 31, 2007, the Company had other investments of $7,394,000.

NOTE 7 - SEGMENT INFORMATION

The Company operates in three reportable segments, the operation of the hotel, the operation of its multi-family residential properties and the investment of its cash in marketable securities and other investments. These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this information.

Information below represents reported segments for the three and six months ended December 31, 2007 and 2006. Operating income for rental properties consists of rental income. Operating income(loss) from Justice Investors consists of the operations of the hotel and garage. Operating income(loss) for investment transactions consist of net investment gains(losses)and dividend and interest income.


As of and for the
Three months ended            Hotel      Real Estate   Investment                                 Discontinued
December 31, 2007           Operations   Operations   Transactions     Other        Subtotal       Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $ 9,619,000   $ 3,319,000   $ 1,434,000  $          -   $ 14,372,000   $    469,000   $ 14,841,000
Operating expenses         (10,223,000)   (3,093,000)     (373,000)            -    (13,689,000)      (380,000)   (14,069,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)    (604,000)      226,000     1,061,000             -        683,000         89,000        772,000

General and administrative
  Expense                            -             -             -      (402,000)      (402,000)             -       (402,000)
Income tax expense                   -             -             -      (182,000)      (182,000)       (30,000)      (212,000)
Minority interest              257,000             -             -       (68,000)       189,000              -        189,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (347,000)      226,000   $ 1,061,000   $  (652,000) $     288,000  $      59,000   $    347,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $52,268,000   $67,887,000   $22,627,000   $ 9,600,000  $ 152,382,000  $   5,231,000   $157,613,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


As of and for the
Three months ended            Hotel      Real Estate   Investment                                 Discontinued
December 31, 2006           Operations   Operations   Transactions     Other        Subtotal       Operations       Total
(As Restated)              -----------   -----------  ------------   -----------   ------------   ------------   ------------

Operating income           $ 8,116,000   $ 2,895,000   $ 1,399,000  $          -   $ 12,410,000   $    751,000   $ 13,161,000
Operating expenses          (9,090,000)   (3,886,000)     (556,000)            -    (13,532,000)      (818,000)   (14,350,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)    (974,000)     (991,000)      843,000             -     (1,122,000)       (67,000)    (1,189,000)

General and administrative
  Expense                            -             -             -      (346,000)      (346,000)             -       (346,000)
Income tax benefit                   -             -             -       432,000        432,000)        28,000        460,000
Minority interest              462,000             -             -       (96,000)       366,000              -        366,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (512,000)     (991,000)  $   843,000   $   (10,000) $    (670,000) $     (39,000)  $   (709,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $46,240,000   $69,228,000   $25,251,000   $14,189,000  $ 154,908,000  $   9,052,000   $163,960,000
                           ===========   ===========   ===========   ===========   ============   ============   ============



As of and for the
Six months ended              Hotel      Real Estate   Investment                                 Discontinued
December 31, 2007           Operations   Operations   Transactions     Other        Subtotal       Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $19,405,000   $ 6,515,000   $   (15,000) $          -   $ 25,905,000   $  1,102,000   $ 27,007,000
Operating expenses         (20,567,000)   (6,269,000)     (805,000)            -    (27,641,000)    (1,042,000)   (28,683,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)  (1,162,000)      246,000      (820,000)            -     (1,736,000)        60,000     (1,676,000)
Gain on sale of reale estate         -             -             -             -              -      4,074,000      4,074,000
General and administrative
  Expense                            -             -             -      (831,000)      (831,000)             -       (831,000)
Income tax expense                   -             -             -       805,000        805,000     (1,638,000)      (833,000)
Minority interest              535,000             -             -       341,000        876,000              -        876,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (627,000)      246,000   $  (820,000)  $   315,000  $    (886,000) $   2,496,000  $   1,610,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $52,268,000   $67,887,000   $22,627,000   $ 9,600,000  $ 152,382,000  $   5,231,000   $157,613,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


As of and for the
Six months ended              Hotel      Real Estate   Investment                                 Discontinued
December 31, 2006           Operations   Operations   Transactions     Other        Subtotal       Operations       Total
(As Restated)              -----------   -----------  ------------   -----------   ------------   ------------   ------------

Operating income           $15,708,000   $ 5,762,000   $   577,000  $          -   $ 22,047,000   $  1,505,000   $ 23,552,000
Operating expenses         (17,473,000)   (7,013,000)   (1,036,000)            -    (25,522,000)    (1,611,000)   (27,133,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating loss          (1,765,000)   (1,251,000)     (459,000)            -     (3,475,000)      (106,000)    (3,581,000)

General and administrative
  Expense                            -             -             -      (740,000)      (740,000)             -       (740,000)
Income tax benefit                   -             -             -     1,368,000      1,368,000         43,000      1,411,000
Minority interest              835,000             -             -       246,000      1,081,000              -      1,081,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (930,000)   (1,251,000)  $  (459,000)  $   874,000  $  (1,766,000) $     (63,000)  $ (1,829,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $46,240,000   $69,228,000   $25,251,000   $14,189,000  $ 154,908,000  $   9,052,000   $163,960,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


NOTE 8 - RELATED PARTIES

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

The garage lessee, Evon, is the Partnership's managing general partner. Under the terms of the lease agreement, Evon paid the Partnership $421,000 and $380,000 for the three months ended December 31, 2007 and 2006, respectively. For the six months ended December 31, 2007 and 2006, Evon paid the Partnership $836,000 and $811,000, respectively.

NOTE 9 - RESTATEMENTS

As disclosed in Item 4.02(a) of the Company's Form 8-K dated February 13, 2008, as filed with the Securities and Exchange Commission ("SEC") on February 19, 2008, the Company detected an error in the calculation and presentation of the tax effects on the minority interest related to Justice Investors in the comparative three and six month periods ended December 31, 2006 as presented in the Company's previously issued Quarterly Report on Form 10-QSB for the period ended December 31, 2006. Specifically, the minority interest line item in the Consolidated Statement of Operations was mistakenly recorded and presented as "net of tax" instead of pre-tax. The errors resulted in an overstatement of the tax benefit related to the minority interest for the three and six months ended December 31, 2006. After further review, the Company determined that similar errors occurred in the quarterly periods ended September 30, 2006 and March 31, 2007.

The errors do not affect the Company's reported revenues, expenses, income
(loss) before income taxes or cash flows, and do not impact the Company's operations. There were no such errors in the Company's audited financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, and as such that Annual Report will not be amended.

Pending completion of this current filing of the Company's Form 10-QSB for the three and six months ended December 31, 2007, we will file the following amended filings:

   *  Form 10-QSB/A for the three and nine months ended March 31, 2007

   *  Form 10-QSB/A for the three months ended September 30, 2007.

Within the current filing, we are restating the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2006.

The table below presents the changes to the Condensed Consolidated Statement of Operations for the three and six months ended December 31, 2006 and the changes to the Condensed Consolidated Balance Sheet as of December 31, 2006.


For the three months ended December 31, 2006        As Reported      As Restated
                                                    -----------      -----------
Income tax benefit                                  $   658,000      $   460,000
Minority interest - Justice Investors, pre-tax      $         -      $   462,000
Minority interest, net of tax                       $   270,000      $   (96,000)
Net loss                                            $  (607,000)     $  (709,000)
Basic loss per share                                $     (0.26)     $     (0.30)
Diluted loss per share                              $     (0.26)     $     (0.30)


For the six months ended December 31, 2006          As Reported      As Restated
                                                    -----------      -----------
Income tax benefit                                  $ 1,756,000      $ 1,411,000
Minority interest - Justice Investors, pre-tax      $         -      $   835,000
Minority interest, net of tax                       $   913,000      $   246,000
Net loss                                            $(1,652,000)     $(1,829,000)
Basic loss per share                                $    (0.70)      $     (0.78)
Diluted loss per share                              $    (0.70)      $     (0.78)

Balance Sheet Line Items as of December 31, 2006    As Reported      As Restated
                                                    ------------     ------------
Prepaid expenses and other assets                   $ 13,607,000     $ 13,370,000
Minority interest                                   $  2,419,000     $  2,358,000
Retained earnings                                   $  7,698,000     $  7,521,000


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as the impact of terrorism and war on the national and international economies, including tourism and securities markets, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 68.8% owned subsidiary, Portsmouth, in the Justice Investors limited partnership ("Justice" or the "Partnership"), rental income from the operations of its multi-family real estate properties and income derived from investment of its cash in marketable securities and other investments. Portsmouth has a 50.0% limited partnership interest in Justice and serves as one of the general partners. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, known as the Hilton San Francisco Financial District (the "Hotel"). The financial statements of Justice have been consolidated with those of the Company, effective as of July 1, 2006. See Note 1 to the Condensed Consolidated Financial Statements.

The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. The term of the Agreement is for a period of 15 years commencing on January 12, 2006, with an option to extend the term for another five years, subject to certain conditions. Justice also has a Management Agreement with Prism Hospitality L.P. ("Prism") to perform the day-to-day management functions of the Hotel.

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

Recent Developments

On October 1, 2007 and November 23, 2007, Justice paid special distributions to its limited partners in the total amounts of $400,000 and $600,000, respectively, of which one half of each such distribution was received by Portsmouth. The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors.

In November 2007, the Company listed for sale its 249-unit apartment complex located in Austin, Texas. This property is classified as held for sale on the balance sheet with the results of its operations classified as discontinued operations.


Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

The Company had net income of $347,000 for the three months ended December 31, 2007 compared to a net loss of $709,000 for the three months ended December 31, 2006. As discussed below, the change is due to the improvement in the Company's real estate operations, the reduction in the loss from hotel operations and the increase in income from investment transactions.

The loss from hotel operations was $604,000 for the three months ended December 31, 2007, compared to a loss of $974,000 for the three months ended December 31, 2006. The decrease in the loss was primarily attributable to greater income generated from the operations of the Hotel during the second quarter. For the
three months ended 	December 31, 2007, the operations of the Hotel on a
standalone basis generated operating income of approximately $1,175,000 on operating revenues of approximately $9,104,000, compared to operating income of approximately $822,000 on operating revenues of approximately $7,648,000 for the three months ended December 31, 2006, primarily due to a higher average daily room rate and an increase in occupancy percentage.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended December 31, 2007 and 2006.

Three Months Ended        Average           Average
  December 31,           Daily Rate        Occupancy%         RevPar
-----------------        ----------        ----------        ---------
      2007                $170.61            85.1%            $145.77
      2006                $159.79            75.7%            $122.37

Average daily room rates and occupancy have continued to improve since the Hotel's reopening in January 2006. As a result, the Hotel was able to achieve a more than $23 increase in RevPar for the three months ended December 31, 2007 compared the three months ended December 31, 2006. We believe that many of the new programs implemented to increase revenues and efficiencies at the Hotel, as well as certain management personnel changes, have helped improve operations. The Hotel's food and beverage operations remain challenging and management is expected to explore new concepts in its efforts to improve the operations in that department. Management will also continue to focus on ways to reduce operating costs and other expenses in its efforts to increase the net operating income of the Hotel.

Absent a downturn in the economy, we expect that the operating results of the Hotel will continue to improve over fiscal 2007 as the Hotel approaches full stabilization and gets further penetration into the Financial District hotel market. We anticipate a reduction in Partnership general and administrative expenses for legal and consulting fees in fiscal 2008, as many of those expenses were attributable to certain nonrecurring legal matters that originated in fiscal 2007 and which we expect to be resolved in fiscal 2008. If cash flows from the Hotel operations continue to improve, the Partnership could make additional distributions to its limited partners in fiscal 2008.

Income(loss) from real estate operations changed to income of $226,000 for the three months ended December 31, 2007 as compared to a loss of $991,000 for the three months ended December 31, 2006 primarily as the result of the increase in rental income coupled with the decrease in property operating expenses. Rental income from the Company's California real estate portfolio increased by $222,000 while rental income from the Company's properties located outside of California increased by $202,000. The increase the rental income from the California real estate portfolio is primary attributable to the significant increase in the occupancy of the Company's newly renovated 30-unit apartment complex located in Los Angeles, California and the improvement in the occupancy and rental rates in the Los Angeles area. The increase in the rental income from the properties located outside of California was primarily due to improved occupancy as the result of the improving rental housing market. Property operating expenses decreased to $1,297,000 for the three months ended December 31, 2007 from $2,074,000 for the three months ended December 31, 2006 primarily as the result of $560,000 in real estate related legal expenses incurred during the three months ended December 31, 2006 and management's overall effort to reduce property operating expenses across the Company's entire real estate portfolio.

The Company had net gains on marketable securities of $1,375,000 for the three months ended December 31, 2007 compared to net gains of $1,310,000 for the three months ended December 31, 2006. For the three months ended December 31, 2007, the Company had net realized gains of $357,000 and net unrealized gains of $1,018,000. For the three months ended December 31, 2006, the Company had net realized gains of $1,826,000 and net unrealized losses of $516,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Margin interest and trading expenses decreased to $373,000 for the three months ended December 31, 2007 from $556,000 for the three months ended December 31, 2006 as the result of the decrease in margin interest expense to $65,000 from $150,000 and the decrease in trading related expenses to $308,000 from $406,000. The decrease in margin interest expense is the result the reduction in the use of margin in the Company's investment activities during the most recent quarter.

Minority interest related to Justice Investors decreased to $257,000 for the three months ended December 31, 2007 from $462,000 for the three months ended December 31, 2006 as the result of the lower loss incurred by the hotel operations during the most recent quarter.

The provision for income tax changed to an tax expense of $212,000 for the three months ended December 31, 2007 from a tax benefit of $460,000 for the three months ended December 31, 2006 primarily due to the pre-tax income generated by the Company as compared to a pre-tax loss.

Six Months Ended December 31, 2007 Compared to the Six Months Ended December 31, 2006

The Company had net income of $1,610,000 for the six months ended December 31, 2007 compared to a net loss of $1,829,000 for the six months ended December 31, 2006. As discussed below, the significant change is due to the large gain recognized on the sale of real estate, the improvement in the real estate operations and the reduction in the loss from the hotel operations, partially offset by the loss from investment transactions.

The loss from hotel operations was $1,162,000 for the six months ended December 31, 2007, compared to a loss of $1,765,000 for the six months ended December 31, 2006. The decrease in the loss was primarily attributable to greater income generated from the operations of the Hotel during the current period, partially offset by higher general and administrative expenses at the Justice level primarily due to certain nonrecurring legal and consulting fees in the current period.

For the six months ended 	December 31, 2007, the operations of the Hotel on a
standalone basis generated operating income of approximately $2,612,000 on operating revenues of approximately $18,454,000, compared to operating income of approximately $1,526,000 on operating revenues of approximately $14,735,000 for the six months ended December 31, 2006, primarily due to a higher average daily room rate and an increase in occupancy percentage.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the six months ended December 31, 2007 and 2006.

Six Months Ended          Average           Average
  December 31,           Daily Rate        Occupancy%         RevPar
-----------------        ----------        ----------        ---------
      2007                $173.74            87.0%            $151.56
      2006                $155.41            76.3%            $119.53

Average daily room rates and occupancy have continued to improve since the Hotel's reopening in January 2006. As a result, the Hotel was able to achieve an approximately $32 increase in RevPar for the six months ended December 31, 2007 compared the six months ended December 31, 2006. We believe that many of the new programs implemented to increase revenues and efficiencies at the Hotel, as well as certain management personnel changes, have helped improve operations. The Hotel's food and beverage operations remain challenging and management is expected to explore new concepts in its efforts to improve the operations in that department. Management will also continue to focus on ways to reduce operating costs and other expenses in its efforts to increase the net operating income of the Hotel.

Absent a downturn in the economy, we expect that the operating results of the Hotel will continue to improve over fiscal 2007 as the Hotel approaches full stabilization and gets further penetration into the Financial District hotel market. We anticipate a reduction in Partnership general and administrative expenses for legal and consulting fees in fiscal 2008, as many of those expenses were attributable to certain nonrecurring legal matters that originated in fiscal 2007 and which we expect to be resolved in fiscal 2008. If cash flows from the Hotel operations continue to improve, the Partnership could make additional distributions to its limited partners in fiscal 2008.

Income(loss) from real estate operations changed to income of $246,000 for the six months ended December 31, 2007 as compared to a loss of $1,250,000 for the six months ended December 31, 2006 primarily as the result of the increase in rental income coupled with the decrease in property operating expenses. Rental income from the Company's California real estate portfolio increased by $497,000 while rental income from the Company's properties located outside of California increased by $256,000. The increase the rental income from the California real estate portfolio is primary attributable to the significant increase in the occupancy of the Company's newly renovated 30-unit apartment complex located in Los Angeles, California and the improvement in the occupancy and rental rates in the Los Angeles area. The increase in the rental income from the properties located outside of California was primarily due to improved occupancy as the result of the improving rental housing market. Property operating expenses decreased to $2,497,000 for the six months ended December 31, 2007 from $3,365,000 for the six months ended December 31, 2006 primarily as the result of $560,000 in real estate related legal expenses incurred during the three months ended December 31, 2006 and management's overall effort to reduce property operating expenses across the Company's entire real estate portfolio.

In August 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and recognized a gain on the sale of real estate of $4,074,000. The Company received net proceeds after selling costs of $7,739,000. The operations and the related gain on the sale of real estate are classified under discontinued operations in the statement of operations.

Net gains(losses) on marketable securities changed to net losses of $2,000 for the six months ended December 31, 2007 compared to net gains of $430,000 for the six months ended December 31, 2006. For the six months ended December 31, 2007, the Company had net realized gains of $110,000 and net unrealized gains of $112,000. For the six months ended December 31, 2006, the Company had net realized gains of $2,288,000 and net unrealized losses of $1,858,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

During the six months ended December 31, 2007, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded an impairment loss on other investments of $125,000. There was no impairment loss recorded for the six months ended December 31, 2006.

Margin interest and trading expenses decreased to $805,000 for the six months ended December 31, 2007 from $1,036,000 for the six months ended December 31, 2006 as the result of the decrease in margin interest expense to $182,000 from $324,000 and the decrease in trading related expenses to $623,000 from $712,000. The decrease in margin interest expense is the result the reduction in the use of margin in the Company's investment activities during the most recent period.

Minority interest related to Justice Investors decreased to $535,000 for the six months ended December 31, 2007 from $835,000 for the six months ended December 31, 2006 as the result of the lower loss incurred by the hotel operations during the most recent quarter.

The provision for income tax benefit(expense) changed to a tax expense of $833,000 for the six months ended December 31, 2007 from a tax benefit of $1,411,000 for the six months ended December 31, 2006 primarily due to the significantly higher pre-tax income generated during the six months ended December 31, 2007 compared to significant pre-tax losses incurred during the comparable six months ended December 31, 2006.

MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 43 different equity positions. The portfolio contains four individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 18% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of December 31, 2007, the Company had investments in marketable equity securities of $15,233,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of December 31, 2007.


                                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Technology                          $ 3,748,000               24.6%
   Insurance, banks and brokers          1,695,000               11.1%
   Services                              1,683,000               11.0%
   Dairy products                        1,384,000                9.1%
   Consumer goods and retail             1,200,000                7.9%
   REITs and building materials          1,095,000                7.2%
   Holding companies                     1,011,000                6.6%
   Telecommunications and media            546,000                3.6%
   Other                                 2,871,000               18.9%
                                       ------------           ----------
                                       $15,233,000              100.0%
                                       ============           ==========

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the indicated periods.


For the three months ended December 31,        2007                   2006
                                          --------------        --------------
Net gains on marketable securities         $  1,375,000          $   1,310,000
Dividend & interest income                       59,000                 89,000
Margin interest expense                         (65,000)              (150,000)
Trading and management expenses                (308,000)              (406,000)
                                           ------------           ------------
                                           $  1,061,000          $     843,000
                                           ============           ============

For the six months ended December 31,          2007                   2006
                                          --------------        --------------
Net (losses)gains on marketable securities $     (2,000)         $     430,000
Impairment loss on other investments           (125,000)                     -
Dividend & interest income                      112,000                147,000
Margin interest expense                        (182,000)              (324,000)
Trading and management expenses                (623,000)              (712,000)
                                           ------------           ------------
                                           $   (820,000)         $    (459,000)
                                           ============           ============

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated from the hotel operations. The Company also generates revenues from its real estate operations and from the investment of its cash and marketable securities. Since the operations of the Hotel were temporarily suspended on May 31, 2005, and significant amounts of money were expended to renovate and reposition the Hotel as a Hilton, Justice did not pay any partnership distributions until the end of March 2007. As a result, the Company had to depend more on the revenues generated from its real estate operations and the investment of its cash and marketable securities during that transition period.

The Hotel started to generate cash flows from its operations in June 2006, which have continued to improve since that time. As a result, Justice was able to pay a special limited partnership distribution in a total amount of $1,000,000 on March 28, 2007, of which Portsmouth received $500,000. The general partners believed that operations of the Hotel had stabilized under the Hilton brand and new management, and that cash flows were sufficient to warrant that special distribution, especially with financings in place to meet any additional capital needs. On October 1, 2007, Justice paid a second special limited partnership distribution in the amount of $400,000 and an additional special limited partnership distribution in the amount of $600,000 on November 23, 2007, of which Portsmouth received $200,000 and $300,000 respectively. The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors. If cash flows from the Hotel operations continue to improve, the Partnership could be in a position to make regular distributions to its limited partners in fiscal 2008.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30 year amortization schedule. The Prudential Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. As of December 31, 2007, the Prudential Loan balance was approximately $28,972,000.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in the principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is without recourse to the limited and general partners of Justice. As of December 31, 2007, the Second Prudential Loan balance was approximately $18,858,000.

From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank ("UCB") and paid the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007. The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs arising from any disruption of business due to labor issues, natural causes affecting tourism or other unexpected events. The term of the new line of credit facility is for 60 months at an annual interest rate, based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus two percent. As of December 31, 2007, there were no amounts borrowed by Justice under the new line of credit; however, $1,750,000 of that line was utilized in the form of a standby letter of credit related to the Allied Litigation. The annual fee for the letter of credit is one and one half percent of $1,750,000, which fee is to be paid in quarterly installments for the periods in which the letter of credit is in effect.

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

In August 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and recognized a gain on the sale of real estate of $4,074,000. The Company received net proceeds after selling costs of $7,739,000 and paid off the related outstanding mortgage note payable of $4,007,000 and made a $3,000,000 payment to reduce its outstanding line of credit to $1,258,000 from $4,258,000. In October 2007, the Company utilized $2,700,000 of its line of credit for investments, increasing the outstanding balance to $3,958,000 as of December 31, 2007.

In August 2007, the Company refinanced its $7,203,000 construction loan on its 30-unit apartment complex located in Los Angeles, California and obtained a mortgage note payable in the amount of $6,850,000. The term of the note is 15 years, with interest only for the first two years. The interest is fixed at 5.97%.

During the six months ended December 31, 2007, the Company made property improvements in the aggregate amount of $3,089,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the consolidated statements of operations.

Management believes that its cash, marketable securities, and the cash flows generated from those assets and from its real estate operations, partnership distributions and management fees, will be adequate to meet the Company's current and future obligations.

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



Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and the Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-QSB. In connection with the restatement described in Note 9, to our Condensed Consolidated Financial Statements, management determined that there were material weaknesses in our internal control over financial reporting in the areas of accounting for minority interest and tax provisions related to the consolidation of a partnership entity in prior comparative periods. In light of these material weaknesses, the Company performed additional analyses and other review procedures to ensure the Company's Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly represent in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2007, we did not maintain effective controls over the accuracy for our accounting for the minority interest and tax provisions related to our consolidated partnership entity. These control deficiencies resulted in the restatement of our consolidated financial statements for the comparative quarterly periods ended December 31, 2006. In addition, due to these control deficiencies, restatements of our consolidated financial statements for our quarterly periods ended September 30, 2006 and March 31, 2007 will also be necessary.

(b) Changes In Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Remediation of Material Weakness

As noted above, management determined that there were material weaknesses in our internal controls over financial reporting in the areas of accounting for the minority interest and tax provisions related to the consolidation of a partnership entity. In connection with the material weaknesses in internal controls over financial reporting the Company intends to take the following steps to alleviate the material weaknesses in these areas:

       * An additional layer of review of the Company's tax provisions and consolidation processes will be performed at the corporate level;

       * The Company will engage tax consultants to review the Company's tax provisions on a quarterly and annual basis; and

       * The Company will review staffing levels, job assignments, and processes to identify other process weaknesses, if any, in order to mitigate the risk of reporting errors within the tax process for future periods.

Management will continue to monitor internal control over financial reporting and will modify or implement if necessary, any additional controls or procedures that may be required to ensure the continued integrity of our financial statements.

                                  PART II.
                             OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Bacon Plumbing Co., Inc. and Golden Electric Company v. Allied Construction, et al., San Francisco County Superior Court, Case No. 06-455401 (the "Allied Litigation").

This is to update matters previously reported in the Company's Form 10-KSB for its fiscal year ended June 30, 2007 and its Form 10-QSB for the quarter ended September 30, 2007, regarding the litigation and lien claims filed by Allied Construction Management, Inc. ("Allied") and eight subcontractors arising out of the renovation work performed on the San Francisco hotel property. All of those claims were consolidated into the above entitled action. On October 23, 2007, the Superior Court entered an order approving settlements reached by Justice Investor with all of the subcontractors that filed liens against the hotel property. The aggregate amount of those settlements was approximately $1,580,000 and the total amount of the liens filed by the subcontractors was approximately $1,756,000. The settlement amounts were paid by Justice on November 2, 2007 and the subcontractor liens were released. The Court also reduced the lien claim of Allied from $2,061,544 to $1,166,649.

In December 2007, Justice entered into a settlement agreement in the amount of $65,000 with another subcontractor engaged by Allied, which amount was paid by Justice on January 31, 2008. Although that subcontractor did not file an independent lien, the $236,000 allegedly due that subcontractor was part of Allied claim and will serve as a further reduction in the amount allegedly due Allied. With the settlement of all claims relating to the subcontractors complete, a motion brought by Allied to stay the lawsuit and have the remaining dispute between Allied and Justice determined by arbitration was granted by the court. No date for has been selected for the arbitration. Justice, Evon and Portsmouth dispute the amounts alleged to be owed to Allied and intend to vigorously defend the balance of this action.


Item 4. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) Purchases of equity securities by the small business issuer and affiliated purchasers.


            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
             Number of      Average         as Part of Publicly      Yet Be Purchased
 2008         Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(Oct. 1-          -              -                   -                   23,328
Oct. 31)
--------------------------------------------------------------------------------------
Month #2
(Nov. 1-          -              -                   -                   22,328
Nov. 30)
--------------------------------------------------------------------------------------
Month #3
(Dec. 1-        105         $18.13                 105                   22,223
Dec. 31)
--------------------------------------------------------------------------------------
Total           105         $18.13                 105                   22,223
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


Item 6.  Exhibits.

(a) Exhibits

    31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    31.2 Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

    32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: February 19, 2008               by      /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 19, 2008               by      /s/ David Nguyen
                                              ------------------------------
                                              David Nguyen, Treasurer
                                              and Controller
                                             (Principal Financial Officer)