Form 10QSB/A
period 2007-09-30
INTERGROUP CORP
filed 2008-02-25
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                              FORM 10-QSB/A
                             Amendment No. 1

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

                           EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (the "Amendment") is filed by The InterGroup Corporation (the "Company") to amend the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2007 as filed on November 14, 2007. The purpose of the Amendment is to restate our comparative prior period unaudited financial statements for the period ended September 30, 2006, due to an error in those financial statements related to the accounting for tax effects on the minority interest of a consolidated limited partnership entity as described in Note 1 to the Consolidated Financial Statements. The error does not affect the Company's reported revenues, expenses, net income(loss) before income taxes or cash flows, and does not impact the Company's operations.

No attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB, except as required to reflect the effects of the restatement. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on November 14, 2007. Accordingly, this Form 10-QSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. The following items have been amended as a result of the restatement:

     *  Part I. Item 1. Financial Information

     *  Part I. Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations

     *  Part I. Item 3. Controls and Procedures

In addition, this Amendment includes updated certifications from the Company's Chief Executive Officer and Principal Financial Officer as Exhibits 31.1, 31.2,
32.1 and 32.1 as of the date of this filing.

                                    INDEX
                          THE INTERGROUP CORPORATION


PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet
      As of September 30, 2007 (unaudited)                             4

    Consolidated Statements of Operations (unaudited)
      For the Three Months Ended September 30, 2007 and 2006           5

    Consolidated Statements of Cash Flows (unaudited)
      For the Three Months Ended September 30, 2007 and 2006           6

    Notes to Consolidated Financial Statements                         7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               15

  Item 3. Controls and Procedures                                     22


Part  II.  OTHER INFORMATION


  Item 1.  Legal Proceedings                                          23

  Item 6.  Exhibits                                                   23


SIGNATURES                                                            24

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


                          THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the three months ended September 30,                2007           2006
                                                                   (As Restated)
                                                     -----------    -----------
Hotel operations:
  Hotel and garage revenue                          $  9,786,000   $  7,592,000
  Operating expenses                                  (8,335,000)    (6,360,000)
  Interest expense                                      (702,000)      (749,000)
  Real estate taxes                                     (177,000)      (180,000)
  Depreciation and amortization                       (1,083,000)    (1,034,000)
                                                     -----------    -----------
  Loss from Justice Investors operations                (511,000)      (731,000)
                                                     -----------    -----------
Real estate operations:
  Rental income                                        3,628,000      3,222,000
  Property operating expense                          (1,440,000)    (1,510,000)
  Mortgage interest expense                           (1,095,000)    (1,049,000)
  Real estate taxes                                     (455,000)      (458,000)
  Depreciation                                          (648,000)      (595,000)
                                                     -----------    -----------
  Loss from real estate operations                       (10,000)      (390,000)
                                                     -----------    -----------
Investment transactions:
  Net losses on marketable securities                 (1,377,000)      (880,000)
  Impairment loss on other investments                  (125,000)             -
  Dividend and interest income                            53,000         58,000
  Margin interest and trading expenses                  (432,000)      (480,000)
                                                     -----------    -----------
  Loss from investment transactions                   (1,881,000)    (1,302,000)
                                                     -----------    -----------
Other income(expense):
  General and administrative expense                    (429,000)      (394,000)
  Other expense                                          (47,000)       (60,000)
                                                     -----------    -----------
  Other expense                                         (476,000)      (454,000)
                                                     -----------    -----------
Loss before provision for income taxes and
  minority interest                                   (2,878,000)    (2,877,000)

Minority interest - Justice Investors, pre-tax           278,000        373,000
                                                     -----------    -----------
Loss before income taxes                              (2,600,000)    (2,504,000)

Provision for income tax benefit                       1,095,000        987,000
                                                     -----------    -----------
Loss before minority interest                         (1,505,000)    (1,517,000)
Minority interest, net of tax                            409,000        342,000
                                                     -----------    -----------
Loss from continuing operations                       (1,096,000)    (1,175,000)
                                                     -----------    -----------

Discontinued operations:
  Income from discontinued operations                      1,000         91,000
  Gain on sale of real estate                          4,074,000              -
  Provision for income tax expense                    (1,716,000)       (36,000)
                                                     -----------    -----------
Income from discontinued operations                    2,359,000         55,000
                                                     -----------    -----------
Net income(loss)                                    $  1,263,000   $ (1,120,000)
                                                     ===========    ===========

Loss per share from continuing operations
  Basic                                             $      (0.47)  $      (0.50)
  Diluted                                           $      (0.47)  $      (0.50)
                                                     ===========    ===========
Income per share from discontinued operations
  Basic                                             $       1.00   $       0.02
  Diluted                                           $       1.00   $       0.02
                                                     ===========    ===========
Income (loss) per share
  Basic                                             $       0.54   $      (0.48)
  Diluted                                           $       0.54   $      (0.48)
                                                     ===========    ===========

Weighted average number of shares outstanding          2,352,335      2,357,146
                                                     ===========    ===========
Diluted weighted average number of shares
  outstanding                                          2,352,335      2,357,146
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


                          THE INTEGROUP CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

For the Three Months ended September 30,                  2007           2006
                                                                    (As Restated)
                                                      -----------    -----------
Cash flows from operating activities:
  Net income(loss)                                   $  1,263,000   $ (1,120,000)
  Adjustments to reconcile net income(loss) to
   cash provided by operating activities:
    Depreciation and amortization                       1,731,000      1,628,000
    Impairment loss on other investments                  125,000              -
    Gain on sale of real estate                        (4,074,000)             -
    Net unrealized loss on investments                  1,130,000      1,352,000
    Minority interest benefit                            (687,000)      (715,000)
    Changes in assets and liabilities:
      Investment in marketable securities               7,505,000      8,047,000
      Other investments                                  (125,000)    (1,050,000)
      Prepaid expenses and other assets                   (97,000)      (527,000)
      Accounts payable and other liabilities              652,000      1,018,000
      Due to securities broker                         (5,637,000)    (2,567,000)
      Obligation for securities sold                   (1,286,000)    (3,964,000)
      Deferred tax liability                              621,000       (951,000)
                                                      -----------    -----------
  Net cash provided by operating activities             1,121,000      1,151,000
                                                      -----------    -----------
Cash flows from investing activities:
  Net proceeds from sale of real estate                 7,739,000              -
  Additions to buildings, improvements
   and equipment                                       (2,013,000)      (718,000)
  Purchase of Santa Fe stock                                    -        (18,000)
  Restricted cash                                         754,000       (140,000)
                                                      -----------    -----------
  Net cash provided by(used in) investing activities    6,480,000       (876,000)
                                                      -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable                6,850,000        325,000
  Principal payments on mortgage notes payable        (12,419,000)      (375,000)
  Payment on line of credit                            (3,000,000)             -
  Purchase of treasury stock                                    -        (56,000)
  Issuance of stock to directors                           72,000              -
                                                      -----------    -----------
  Net cash used in financing activities                (8,497,000)      (106,000)
                                                      -----------    -----------

Net (decrease)increase in cash and cash equivalents      (896,000)       169,000
Cash and cash equivalents at beginning of
 period                                                 2,158,000      2,935,000
                                                      -----------    -----------
Cash and cash equivalents at end of period           $  1,262,000   $  3,104,000
                                                      ===========    ===========


Supplemental information:

Margin interest paid                                 $    117,000   $    174,000
Mortgage interest paid                               $  1,797,000   $  1,798,000


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

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. Stock options are included in diluted earnings per share by application of the treasury stock method. As of September 30, 2007, the Company had 371,250 stock options that were considered potentially dilutive common shares and 33,750 stock options that were considered anti-dilutive. As of September 30, 2006, the Company had 369,000 stock options that were considered potentially dilutive common shares and 36,000 stock options that were considered anti-dilutive. However, these amounts of dilutive shares were not included in the calculation for diluted earnings per share because the Company had a loss from continuing operations for the three months ended September 30, 2007 and 2006.

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

The Company will restate its unaudited financial information for the three and six month periods ended December 31, 2006 in its Quarterly Report on Form 10-QSB for the period ended December 31, 2007, which will be filed on February 19, 2008. Upon completion of this filing of the Company's Form 10-QSB/A for the three months ended September 30, 2007, we will file an amended Quarterly Report on Form 10-QSB/A for the three and nine months ended March 31, 2007.

Within the current filing, we are restating the Consolidated Statement of Operations for the three months ended September 30, 2006.

The table below presents the changes to the Consolidated Statement of Operations for the three months ended September 30, 2006 and the changes to the Consolidated Balance Sheet as of September 30, 2006.


For the three months ended September 30, 2006       As Reported      As Restated
                                                    -----------      -----------
Income tax benefit                                  $ 1,098,000      $   951,000
Minority interest - Justice Investors, pre-tax      $         -      $   373,000
Minority interest, net of tax                       $   643,000      $   342,000
Net loss                                            $(1,045,000)     $(1,120,000)
Basic loss per share                                $     (0.44)     $     (0.48)
Diluted loss per share                              $     (0.44)     $     (0.48)


Balance Sheet Line Items as of September 30, 2006   As Reported      As Restated
                                                    ------------     ------------
Prepaid expenses and other assets                   $ 13,234,000     $ 13,132,000
Minority interest                                   $  2,729,000     $  2,702,000
Retained earnings                                   $  8,305,000     $  8,230,000


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
                           ===========   ===========   ===========   ===========   ============   ============   ============


                                  Real Estate
                           -------------------------
Three months ended            Rental        Hotel      Investment                                 Discontinued
September 30, 2006          Properties    Operations  Transactions     Other        Subtotal      Operations       Total
(As Restated)              -----------   -----------  ------------   -----------   ------------   ------------   ------------

Operating income(loss)     $ 3,222,000   $ 7,592,000   $  (822,000) $          -   $  9,991,000   $    399,000   $ 10,390,000
Operating expenses          (1,510,000)   (6,360,000)     (480,000)            -     (8,350,000)      (187,000)    (8,537,000)
Real estate taxes             (458,000)     (180,000)            -             -       (638,000)       (46,000)      (684,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   1,254,000     1,052,000    (1,302,000)            -      1,003,000        166,000      1,169,000

Mortgage interest expense   (1,049,000)     (749,000)            -             -     (1,798,000)       (75,000)    (1,873,000)
Depreciation and amort.       (595,000)   (1,034,000)            -             -     (1,628,000)             -     (1,628,000)
General and administrative
  Expense                            -             -             -      (394,000)      (394,000)             -       (394,000)
Other expense                        -             -             -       (60,000)       (60,000)             -        (60,000)
Income tax benefit(expense)          -             -             -       987,000        987,000        (36,000)       951,000
Minority interest                    -       373,000             -       342,000        715,000              -        715,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (390,000)     (358,000)  $(1,302,000)  $   875,000  $  (1,175,000) $      55,000   $ (1,120,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $75,055,000   $42,586,000   $25,181,000   $19,088,000  $ 161,910,000  $   3,635,000   $165,545,000
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


Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

The Company had a net income of $1,263,000 for the three months ended September 30, 2007 compared to a net loss of $1,120,000 for the three months ended September 30, 2006. As discussed below, the significant change is due to a large gain recognized related to the sale real estate, the reduction in the loss from the operations of Justice Investors, and reduction in the loss from the Company's real estate operations. However, these improvements were partially offset by the higher losses incurred from the Company's investment activities.

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

Minority interest related to Justice Investors decreased to $278,000 for the three months ended September 30, 2007 from $373,000 for the three months ended September 30, 2006 as the result of the lower loss incurred by the Justice Investors operations during the most recent quarter.

The provision for income tax changed to a tax expense of $621,000 for the three months ended September 30, 2007 from a tax benefit of $951,000 for the three months ended September 30, 2006 primarily due to the pre-tax income generated by the Company as compared to a pre-tax loss incurred during the respective periods.


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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and the Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-QSB/A. In connection with the restatement described in Note 1, to our Consolidated Financial Statements, management determined that there were material weaknesses in our internal control over financial reporting in the areas of accounting for minority interest and tax provisions related to the consolidation of a partnership entity in prior comparative periods. In light of these material weaknesses, the Company performed additional analyses and other review procedures to ensure the Company's Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly represent in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2007, we did not maintain effective controls over the accuracy for our accounting for the minority interest and tax provisions related to our consolidated partnership entity. These control deficiencies resulted in the restatement of our consolidated financial statements for the comparative quarterly period ended September 30, 2006. In addition, due to these control deficiencies, restatements of our consolidated financial statements for the three and six months ended December 31, 2006 and for the three and nine months ended March 31, 2007 will also be necessary.

(b) Changes In Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Quarterly Report on Form 10-QSB/A that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: February 25, 2008               by      /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 25, 2008               by      /s/ David Nguyen
                                              ------------------------------
                                              David Nguyen, Treasurer
                                              and Controller
                                             (Principal Accounting Officer)