Form 10QSB/A
period 2007-03-31
INTERGROUP CORP
filed 2008-02-27
CIK 69422

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

                              EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (the "Amendment") is filed by The InterGroup Corporation (the "Company") to amend the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2007 as filed on May 14, 2007. The purpose of the Amendment is to restate our unaudited financial statements for the period ended March 31, 2007, due to an error in those financial statements related to the accounting for tax effects on the minority interest of a consolidated limited partnership entity as described in Note 1 to the Consolidated Financial Statements. The error does not affect the Company's reported revenues, expenses, net income(loss) before income taxes or cash flows, and does not impact the Company's operations.

No attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB, except as required to reflect the effects of the restatement. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on May 14, 2007. Accordingly, this Form 10-QSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. The following items have been amended as a result of the restatement:

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

                                   INDEX
                          THE INTERGROUP CORPORATION


PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet
      As Of March 31, 2007 (unaudited)                                 4

    Consolidated Statements of Operations (unaudited)
      For the Three Months Ended March 31, 2007 and 2006               5

    Consolidated Statements of Operations (unaudited)
      For the Nine Months Ended March 31, 2007 and 2006                6


    Consolidated Statements of Cash Flows (unaudited)
      For the Nine Months Ended March 31, 2007 and 2006                7

    Notes to Consolidated Financial Statements                         8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               19

  Item 3. Controls and Procedures                                     29


Part  II.  OTHER INFORMATION


  Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                                31

  Item 4.  Submission of Matters to a Vote of Shareholders            32


  Item 6.  Exhibits and Reports on Form 8-K                           32


SIGNATURES                                                            33


                                      PART I
                               FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                       THE INTERGROUP CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)

As of March 31,                                                      2007
                                                                 (As Restated)
                                                                  -----------
                                      ASSETS
Investment in hotel, at cost:
    Land                                                         $  1,124,000
    Furniture and equipment                                        15,260,000
    Building and improvements                                      42,961,000
    Accumulated depreciation                                      (17,812,000)
                                                                  -----------
                                                                   41,533,000
 Investment in real estate, at cost:
    Land                                                           25,989,000
    Buildings, improvements and equipment                          69,898,000
    Accumulated depreciation                                      (21,907,000)
                                                                  -----------
                                                                   73,980,000
    Property held for sale                                          3,636,000
                                                                  -----------
                                                                   77,616,000

  Cash and cash equivalents                                         3,425,000
  Restricted cash                                                   2,274,000
  Investment in marketable securities                              18,740,000
  Other investments                                                 7,944,000
  Minority interest of Justice Investors                            4,558,000
  Prepaid expenses and other assets                                13,671,000
                                                                  -----------
    Total assets                                                 $169,761,000
                                                                  ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and other liabilities                         $ 11,966,000
  Due to securities broker                                         10,316,000
  Obligation for securities sold                                      950,000
  Line of credit                                                    4,258,000
  Mortgage note payable - hotel                                    48,316,000
  Mortgage note payable - real estate                              73,695,000
  Mortgage note payable - property held for sale                    4,043,000
  Deferred income taxes                                             3,887,000
                                                                  -----------
    Total liabilities                                             157,431,000
                                                                  -----------
Minority interest                                                   5,336,000
                                                                  -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,193,745 issued, 2,351,027 outstanding                             21,000
  Common stock, Class A $.01 par value, 2,500,000 shares
   authorized; none issued                                                  -
  Additional paid-in capital                                        8,686,000
  Retained earnings                                                 7,257,000
  Treasury stock, at cost, 842,718 shares                          (8,970,000)
                                                                  -----------
    Total shareholders' equity                                      6,994,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $169,761,000
                                                                  ===========

The accompanying notes are an integral part of the consolidated financial statements.


                          THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the Three Months ended March 31,                    2007           2006
                                                    (As Restated)
                                                     -----------    -----------
Justice Investors operations:
  Hotel and garage revenue                          $  7,654,000   $          -
  Operating expenses                                  (7,297,000)             -
  Interest expense                                      (745,000)             -
  Real estate taxes                                     (176,000)             -
  Depreciation and amortization                       (1,042,000)             -
                                                     -----------    -----------
  Loss from Justice Investors operations              (1,606,000)             -
                                                     -----------    -----------

Equity in net loss of Justice Investors                        -     (1,564,000)
                                                     -----------    -----------
Real estate operations:
  Rental income                                        3,320,000      3,042,000
  Property operating expense                          (1,618,000)    (1,620,000)
  Mortgage interest expense                           (1,035,000)      (914,000)
  Real estate taxes                                     (452,000)      (482,000)
  Depreciation                                          (847,000)      (560,000)
                                                     -----------    -----------
  Loss from real estate operations                      (632,000)      (534,000)
                                                     -----------    -----------
Investment transactions:
  Net gains on marketable securities                   1,737,000      4,439,000
  Dividend and interest income                            98,000        170,000
  Margin interest and trading expenses                  (577,000)      (698,000)
                                                     -----------    -----------
  Income from investment transactions                  1,258,000      3,911,000
                                                     -----------    -----------
Other income(expense):
  General and administrative expense                    (549,000)      (338,000)
  Other income(expense)                                  (60,000)       172,000
                                                     -----------    -----------
  Other expense                                         (609,000)      (166,000)
                                                     -----------    -----------
Income(loss) before provision for income taxes and
  minority interest                                   (1,589,000)     1,647,000

Minority interest - Justice Investors, pre-tax           879,000              -
                                                     -----------    -----------
Income(loss) before income tax                          (710,000)     1,647,000
Provision for income tax benefit(expense)                304,000       (613,000)
                                                     -----------    -----------
Income(loss) before minority interest                   (406,000)     1,034,000
Minority interest benefit(expense), net of tax            80,000       (135,000)
                                                     -----------    -----------
Income(loss) from continuing operations              $  (326,000)  $    899,000
                                                     -----------    -----------

Discontinued operations:
  Net income(loss)on discontinued operations        $    104,000   $    (22,000)
  Gain on sale of real estate                                  -        160,000
  Provision for income tax expense                       (43,000)       (55,000)
                                                     -----------    -----------
Income from discontinued operations                 $     61,000   $     83,000
                                                     -----------    -----------
Net income(loss)                                    $   (265,000)  $    982,000
                                                     ===========    ===========

Income(loss) per share from continuing operations
  Basic                                             $      (0.14)  $       0.38
  Diluted                                           $      (0.14)  $       0.33
                                                     ===========    ===========
Income per share from discontinued operations
  Basic                                             $       0.03   $       0.03
  Diluted                                           $       0.03   $       0.03
                                                     ===========    ===========
Income(loss) per share
  Basic                                             $      (0.11)  $       0.41
  Diluted                                           $      (0.11)  $       0.36
                                                     ===========    ===========

Weighted average number of shares outstanding          2,351,246      2,378,643
                                                     ===========    ===========
Diluted weighted average number of shares
  outstanding                                          2,722,496      2,747,643
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


                     THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

For the Nine Months ended March 31,                     2007           2006
                                                    (As Restated)
                                                     -----------    -----------
Justice Investors operations:
  Hotel and garage revenue                          $ 23,362,000   $          -
  Operating expenses                                 (20,760,000)             -
  Interest expense                                    (2,180,000)             -
  Real estate taxes                                     (558,000)             -
  Depreciation and amortization                       (3,116,000)             -
                                                     -----------    -----------
  Loss from Justice Investors operations              (3,252,000)             -
                                                     -----------    -----------

Equity in net loss of Justice Investors                        -     (3,303,000)
                                                     -----------    -----------
Real estate operations:
  Rental income                                        9,801,000      9,054,000
  Property operating expense                          (5,426,000)    (4,777,000)
  Mortgage interest expense                           (3,130,000)    (2,801,000)
  Real estate taxes                                   (1,358,000)    (1,355,000)
  Depreciation                                        (2,031,000)    (1,768,000)
                                                     -----------    -----------
  Loss from real estate operations                    (2,144,000)    (1,647,000)
                                                     -----------    -----------
Investment transactions:
  Net gains on marketable securities                   2,167,000      5,735,000
  Impairment loss on other investments                         -       (299,000)
  Dividend and interest income                           245,000        594,000
  Margin interest and trading expenses                (1,613,000)    (1,848,000)
                                                     -----------    -----------
  Income from investment transactions                    799,000      4,182,000
                                                     -----------    -----------
Other expense:
  General and administrative expense                  (1,288,000)    (1,145,000)
  Other expense                                         (179,000)      (117,000)
                                                     -----------    -----------
  Other expense                                       (1,467,000)    (1,262,000)
                                                     -----------    -----------
Loss before provision for income taxes and
  minority interest                                   (6,064,000)    (2,030,000)

Minority interest - Justice Investors, pre-tax         1,714,000              -
                                                     -----------    -----------
Loss before income tax                                (4,350,000)    (2,030,000
Provision for income tax benefit                       1,778,000        801,000
                                                     -----------    -----------
Loss before minority interest                         (2,572,000)    (1,229,000)
Minority interest benefit, net of tax                    326,000        379,000
                                                     -----------    -----------
Loss from continuing operations                     $ (2,246,000)  $   (850,000)
                                                     -----------    -----------

Discontinued operations:
  Net income(loss) on discontinued operations       $    259,000   $   (296,000)
  Gain on sale of real estate                                  -      1,321,000
  Provision for income tax expense                      (106,000)      (408,000)
                                                     -----------    -----------
Income from discontinued operations                 $    153,000   $    617,000
                                                     -----------    -----------
Net loss                                            $ (2,093,000)  $   (233,000)
                                                     ===========    ===========

Loss per share from continuing operations
  Basic                                             $      (0.95)  $      (0.36)
  Diluted                                           $      (0.95)  $      (0.36)
                                                     ===========    ===========
Income per share from discontinued operations
  Basic                                             $       0.06   $       0.26
  Diluted                                           $       0.06   $       0.22
                                                     ===========    ===========
Loss per share
  Basic                                             $      (0.89)  $      (0.10)
  Diluted                                           $      (0.89)  $      (0.10)
                                                     ===========    ===========

Weighted average number of shares outstanding          2,354,703      2,393,130
                                                     ===========    ===========
Diluted weighted average number of shares
  outstanding                                          2,725,953      2,762,130
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


                          THE INTEGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

For the Nine Months ended March 31,                       2007           2006
                                                     (As Restated)
                                                      -----------    -----------
Cash flows from operating activities:
  Net loss                                           $ (2,093,000)  $   (233,000)
  Adjustments to reconcile net loss to
   cash provided by(used in) operating
   activities:
    Depreciation and amortization                       5,147,000      1,768,000
    Depreciation - discontinued operations                      -        149,000
    Impairment loss on other investments                        -        299,000
    Gain on sale of real estate                                 -     (1,321,000)
    Net unrealized loss(gains) on investments             586,000     (6,042,000)
    Equity in net loss from Justice Investors                   -      3,303,000
    Minority interest                                  (2,040,000)      (379,000)
    Changes in assets and liabilities:
      Restricted cash                                     438,000        692,000
      Investment in marketable securities               9,860,000     (9,773,000)
      Prepaid expenses and other assets                (5,716,000)    (2,000,000)
      Accounts payable and other liabilities            1,914,000       (614,000)
      Due to securities broker                         (1,216,000)     8,844,000
      Obligation for securities sold                   (5,685,000)     3,328,000
                                                      -----------    -----------
  Net cash provided by(used in) operating activities    1,195,000     (1,979,000)
                                                      -----------    -----------
Cash flows from investing activities:
  Net proceeds from sale of real estate                         -      8,677,000
  Additions to buildings, improvements
   and equipment                                       (2,110,000)    (2,283,000)
  Purchase of Santa Fe stock                              (18,000)      (399,000)
  Purchase of Portsmouth stock                                  -       (260,000)
                                                       -----------    -----------
  Net cash (used in)provided by investing activities   (2,128,000)     5,735,000
                                                      -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable               19,325,000              -
  Principal payments on mortgage notes payable        (17,246,000)    (2,424,000)
  Payment on line of credit                                     -       (655,000)
  Purchase of treasury stock                             (156,000)      (907,000)
  Distributions to minority partners                     (500,000)             -
                                                      -----------    -----------
  Net provided by(cash used) in financing activities    1,423,000     (3,986,000)
                                                      -----------    -----------

Net increase(decrease) in cash and cash equivalents       490,000       (230,000)
Cash and cash equivalents at beginning of
 period                                                 2,935,000        868,000
                                                      -----------    -----------
Cash and cash equivalents at end of period           $  3,425,000   $    638,000
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

The Company will restate its unaudited financial information for the three and six month periods ended December 31, 2006 in its Quarterly Report on Form 10-QSB for the period ended December 31, 2007, which will be filed on February 19, 2008. Upon completion of this filing of the Company's Form 10-QSB/A for the three months and nine months ended March 31, 2007, we will file an amended Quarterly Report on Form 10-QSB/A for the three months ended September 30, 2007.

Within the current filing, we are restating the Consolidated Statement of Operations for the three months and nine months ended March 31, 2007.

The table below presents the changes to the Consolidated Statement of Operations for the three and nine months ended March 31, 2007 and the changes to the Consolidated Balance Sheet as of March 31, 2007.


For the three months ended March 31, 2007           As Reported      As Restated
                                                    -----------      -----------
Income tax benefit                                  $   625,000      $   261,000
Minority interest - Justice Investors, pre-tax      $         -      $   879,000
Minority interest, net of tax                       $   781,000      $    80,000
Net loss                                            $   (79,000)     $  (265,000)
Basic loss per share                                $     (0.03)     $     (0.11)


For the nine months ended March 31, 2007            As Reported      As Restated
                                                    -----------      -----------
Income tax benefit                                  $ 2,380,000      $ 1,672,000
Minority interest - Justice Investors, pre-tax      $         -      $ 1,714,000
Minority interest, net of tax                       $ 1,694,000      $   326,000
Net loss                                            $(1,731,000)     $(2,093,000)
Basic loss per share                                $     (0.74)     $     (0.89)

Balance Sheet Line Items as of March 31, 2007       As Reported      As Restated
                                                    -----------      -----------
Prepaid and other assets                            $14,379,000      $13,671,000
Minority interest of Justice Investors              $         -      $ 4,558,000
Minority interest                                   $(1,124,000)     $(5,336,000)
Retained earnings                                   $ 7,619,000      $ 7,257,000


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


                                 Real Estate
                           -------------------------
Three months ended            Rental       Justice     Investment                                 Discontinued
March 31, 2007             Properties     Investors   Transactions     Other        Subtotal      Operations       Total
(As Restated)              -----------   -----------  ------------   -----------   ------------   ------------   ------------

Operating income           $ 3,320,000   $ 7,654,000   $ 1,835,000  $          -   $ 12,809,000   $    390,000   $ 13,199,000
Operating expenses          (1,618,000)   (7,297,000)     (577,000)            -     (9,492,000)      (164,000)    (9,656,000)
Real estate taxes             (452,000)     (176,000)            -             -       (628,000)       (48,000)      (676,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income         1,250,000       181,000     1,258,000             -      2,689,000        178,000      2,867,000

Mortgage interest expense   (1,035,000)     (745,000)            -             -     (1,780,000)       (74,000)    (1,854,000)
Depreciation and amort.       (847,000)   (1,042,000)            -             -     (1,889,000)             -     (1,889,000)
General and administrative
  Expense                            -             -             -      (549,000)      (549,000)             -       (549,000)
Other expense                        -       (60,000)                          -        (60,000)             -        (60,000)
Income tax benefit(expense)          -             -             -       304,000        304,000        (43,000)       261,000
Minority interest                    -       879,000             -        80,000        959,000              -        959,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (632,000)     (787,000)  $ 1,258,000   $  (165,000) $    (326,000) $      61,000   $   (265,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $73,980,000   $46,679,000   $26,684,000   $18,782,000  $ 166,125,000  $   3,636,000   $169,761,000
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
                           ===========   ===========   ===========   ===========   ============   ============   ============


                                  Real Estate
                           -------------------------
Nine months ended             Rental        Justice     Investment                                Discontinued
March 31, 2007              Properties     Investors   Transactions     Other        Subtotal      Operations       Total
(As Restated)              -----------   -----------  ------------   -----------   ------------   ------------   ------------

Operating income           $ 9,801,000   $23,362,000   $ 2,412,000  $          -   $ 35,575,000   $  1,176,000   $ 36,751,000
Operating expenses          (5,426,000)  (20,760,000)   (1,613,000)            -    (27,799,000)      (551,000)   (28,350,000)
Real estate taxes           (1,358,000)     (558,000)            -             -     (1,916,000)      (143,000)    (2,059,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)   3,017,000     2,044,000       799,000             -      5,860,000        482,000      6,342,000

Mortgage interest expense   (3,130,000)   (2,180,000)            -             -     (5,310,000)      (223,000)    (5,533,000)
Depreciation and amort.     (2,031,000)   (3,116,000)            -             -     (5,147,000)             -     (5,147,000)
General and administrative
  Expense                            -             -             -    (1,288,000)    (1,288,000)             -     (1,288,000)
Other expense                        -      (179,000)                          -       (179,000)             -       (179,000)
Income tax benefit(expense)          -             -             -     1,778,000      1,778,000       (106,000)     1,672,000
Minority interest                    -     1,714,000             -       326,000      2,040,000              -      2,040,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(2,144,000)   (1,717,000)  $   799,000   $   816,000  $  (2,246,000) $     153,000   $ (2,093,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $73,980,000   $46,679,000   $26,684,000   $18,782,000  $ 166,125,000  $   3,636,000   $169,761,000
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


Three Months Ended March 31, 2007 Compared to the
Three Months Ended March 31, 2006

The Company had a net loss of $265,000 for the three months ended March 31, 2007 compared to net income of $982,000 for the three months ended March 31, 2006. As discussed below, the significant change was primarily due to the the decrease in the net gains from marketable securities offset by the reduction in the net loss from the operations of Justice Investors.

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

The loss from real estate operations increased to $631,000 for the three months ended March 31, 2007 from $534,000 for the three months ended March 31, 2006 primarily as the result of the increase in the mortgage interest and depreciation expenses partially offset by the increase in rental income.
Rental income increased to $3,320,000 from $3,042,000 as the result of the improved occupancy and increased rental income from the Company's real estate portfolio due to the improving rental housing market and the leasing of a portion of the Company's 30-unit apartment building located in Los Angeles, CA, which finished undergoing major renovations in June 2006. The increase in the mortgage interest and depreciation expenses was primarily as the result of placing this 30-unit complex into operations in July 2006.

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

During the three months ended March 31, 2007, the Company consolidated the results of operations from Justice Investors and recorded a minority interest benefit of $879,000 representing 50% of the net loss incurred at Justice Investors during the quarter. For the three months ended March 31, 2006, the Company's investment in Justice Investors was recorded on an equity basis.

Minority interest related to Portsmouth and Santa Fe changed to a benefit of $80,000 from an expense of $135,000 primarily as the result of the net loss incurred at the subsidiaries during the quarter ended March 31, 2007 compared to net income generated by the subsidiaries during the quarter ended March 31, 2006.

The provision for income tax benefit (expenses) changed to a tax benefit of $261,000 for the three months ended March 31, 2007 from a tax expense of $668,000 for the three months ended March 31, 2006 primarily as the result of the significant pre-tax loss incurred by the Company during the current quarter ended March 31, 2007.


Nine Months Ended March 31, 2007 Compared to the
Nine Months Ended March 31, 2006

The Company had a net loss of $2,093,000 for the nine months ended March 31, 2007 compared to a net loss of $233,000 for the nine months ended March 31, 2006. As discussed below, the significant change was primarily due to the the decrease in the net gains from marketable securities and the increase in the net loss from real estate operations, partially offset by the reduction in the net loss from the operations of Justice Investors.

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

During the nine months ended March 31, 2007, the Company consolidated the results of operations from Justice Investors and recorded a minority interest benefit of $1,714,000 representing 50% of the net loss incurred at Justice Investors during the quarter. For the nine months ended March 31, 2006, the Company's investment in Justice Investors was recorded on an equity basis.

The provision for income tax benefit increased to $1,672,000 for the nine months ended March 31, 2007 from $393,000 for the nine months ended March 31, 2006 primarily as the result of the higher pre-tax loss incurred by the Company during the nine months ended March 31, 2007.


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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2007, we did not maintain effective controls over the accuracy for our accounting for the minority interest and tax provisions related to our consolidated partnership entity. These control deficiencies resulted in the restatement of our consolidated financial statements for the quarterly period ended March 31, 2007. In addition, due to these control deficiencies, restatements of our consolidated financial statements for the three and six months ended December 31, 2006 and for the three months ended September 31, 2006 will also be necessary.

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


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: February 26, 2008               by      /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 26, 2008               by      /s/ David T. Nguyen
                                              ------------------------------
                                              David T. Nguyen, Treasurer
                                              and Controller
                                             (Principal Accounting Officer)