Form 10QSB
period 2008-03-31
INTERGROUP CORP
filed 2008-05-08
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                FORM 10-QSB

 [X]   Quarterly Report Under Section 13 Or 15 (d) of the
       Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of May 8, 2008 was 2,346,741 shares.

Transitional Small Business Disclosure Format: YES [ ]   NO [X]

                                   INDEX
                          THE INTERGROUP CORPORATION


PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Condensed Consolidated Financial Statements:

    Condensed Consolidated Balance Sheet (Unaudited)
      As of March 31, 2008                                             3

    Condensed Consolidated Statements of Operations (Unaudited)
      For the Three Months Ended March 31, 2008 and 2007               4

    Condensed Consolidated Statements of Operations (Unaudited)
      For the Nine Months Ended March 31, 2008 and 2007                5

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      For the Nine Months Ended March 31, 2008 and 2007                6

    Notes to Condensed Consolidated Financial Statements (Unaudited)   7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               16

  Item 3. Controls and Procedures                                     25


Part  II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                            26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  26

Item 4.  Submission of Matters to a Vote of Security Holders          27

Item 6.  Exhibits                                                     28


SIGNATURES                                                            28

                              PART I
                       FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                       THE INTERGROUP CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEET
                             (UNAUDITED)
As of March 31,                                                      2008
                                                                  -----------
                                      ASSETS

  Investment in hotel, net                                       $ 48,653,000
  Investment in real estate, net                                   65,634,000
  Property held for sale                                            7,037,000
  Investment in marketable securities                               6,886,000
  Other investments                                                 6,745,000
  Cash and cash equivalents                                           647,000
  Restricted cash                                                   1,283,000
  Prepaid expenses and other assets                                 4,054,000
  Minority interest of Justice Investors                            6,567,000
                                                                  -----------
    Total assets                                                 $147,506,000
                                                                  ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and other liabilities                         $ 11,216,000
  Due to securities broker                                          1,930,000
  Obligation for securities sold                                       33,000
  Lines of credit                                                   4,608,000
  Mortgage note payable - hotel                                    47,657,000
  Mortgage note payable - real estate                              61,102,000
  Mortgage note payable - property held for sale                   10,364,000
  Deferred income taxes                                             1,626,000
                                                                  -----------
    Total liabilities                                             138,536,000
                                                                  -----------

Minority interest                                                   3,830,000

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,200,093 issued, 2,346,741 outstanding                             21,000
  Additional paid-in capital                                        8,802,000
  Retained earnings                                                 5,468,000
  Treasury stock, at cost, 853,352 shares                          (9,151,000)
                                                                  -----------
    Total shareholders' equity                                      5,140,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $147,506,000
                                                                  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                          THE INTERGROUP CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the three months ended March 31,                        2008            2007
                                                         -----------    -----------
Hotel operations:
  Hotel and garage revenue                              $  8,799,000   $  7,654,000
  Operating expenses                                      (7,352,000)    (7,357,000)
  Real estate taxes                                         (177,000)      (176,000)
  Interest expense                                          (745,000)      (745,000)
  Depreciation and amortization                           (1,105,000)    (1,042,000)
                                                         -----------    -----------
  Loss from hotel operations                                (580,000)    (1,666,000)
                                                         -----------    -----------
Real estate operations:
  Rental income                                            3,318,000      2,789,000
  Property operating expense                              (1,312,000)    (1,345,000)
  Real estate taxes                                         (362,000)      (382,000)
  Mortgage interest expense                                 (847,000)      (881,000)
  Depreciation                                              (581,000)      (742,000)
                                                         -----------    -----------
  Income(loss) from real estate operations                   216,000       (561,000)
                                                         -----------    -----------
Investment transactions:
  Net (losses)gains on marketable securities              (2,345,000)     1,737,000
  Impairment loss on other investments                    (1,117,000)             -
  Dividend and interest income                                32,000         98,000
  Margin interest and trading expenses                      (456,000)      (577,000)
                                                         -----------    -----------
  Income(loss) from investment transactions               (3,886,000)     1,258,000
                                                         -----------    -----------

General and administrative expense                          (407,000)      (549,000)
                                                         -----------    -----------
Loss before income tax and minority interest              (4,657,000)    (1,518,000)

Minority interest - Justice Investors, pre-tax               266,000        879,000
                                                         -----------    -----------
Loss before income tax                                    (4,391,000)      (639,000)
Income tax benefit                                         1,726,000        274,000
                                                         -----------    -----------
Loss before minority interest                             (2,665,000)      (365,000)

Minority interest, net of tax                                697,000         80,000
                                                         -----------    -----------
Loss from continuing operations                           (1,968,000)      (285,000)
                                                         -----------    -----------
Income from discontinued operations, net of tax               68,000         20,000
                                                         -----------    -----------
Net loss                                                $ (1,900,000)  $   (265,000)
                                                         ===========    ===========

Net loss per share from continuing operations
  Basic                                                 $      (0.84)  $      (0.12)
                                                         ===========    ===========
  Diluted                                               $      (0.84)  $      (0.12)
                                                         ===========    ===========
Net income per share from discontinued operations
  Basic                                                 $       0.03   $       0.01
                                                         ===========    ===========
  Diluted                                               $       0.03   $       0.01
                                                         ===========    ===========
Net loss per share
  Basic                                                 $      (0.81)  $      (0.11)
                                                         ===========    ===========
  Diluted                                               $      (0.81)  $      (0.11)
                                                         ===========    ===========

Weighted average shares outstanding                        2,350,916      2,351,246
                                                         ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                          THE INTERGROUP CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the nine months ended March 31,                          2008         2007
                                                         -----------    -----------
Hotel operations:
  Hotel and garage revenue                              $ 28,204,000   $ 23,362,000
  Operating expenses                                     (23,959,000)   (20,939,000)
  Real estate taxes                                         (531,000)      (558,000)
  Interest expense                                        (2,150,000)    (2,180,000)
  Depreciation and amortization                           (3,306,000)    (3,116,000)
                                                         -----------    -----------
  Loss from hotel operations                              (1,742,000)    (3,431,000)
                                                         -----------    -----------
Real estate operations:
  Rental income                                            9,442,000      8,140,000
  Property operating expense                              (3,586,000)    (4,549,000)
  Real estate taxes                                       (1,037,000)    (1,147,000)
  Mortgage interest expense                               (2,645,000)    (2,665,000)
  Depreciation                                            (1,678,000)    (1,643,000)
                                                         -----------    -----------
  Income(loss) from real estate operations                   496,000     (1,864,000)
                                                         -----------    -----------
Investment transactions:
  Net(losses)gains on marketable securities               (2,347,000)     2,167,000
  Impairment loss on other investments                    (1,242,000)             -
  Dividend and interest income                               144,000        245,000
  Margin interest and trading expenses                    (1,261,000)    (1,613,000)
                                                         -----------    -----------
  Income(loss) from investment transactions               (4,706,000)       799,000
                                                         -----------    -----------
General and administrative expense                        (1,238,000)    (1,288,000)
                                                         -----------    -----------
Loss before income tax and minority interest              (7,190,000)    (5,784,000)

Minority interest - Justice Investors, pre-tax               801,000      1,714,000
                                                         -----------    -----------
Loss before income tax                                    (6,389,000)    (4,070,000)

Income tax benefit                                         2,518,000      1,663,000
                                                         -----------    -----------
Loss before minority interest                             (3,871,000)    (2,407,000)

Minority interest, net of tax                              1,038,000        326,000
                                                         -----------    -----------
Loss from continuing operations                           (2,833,000)    (2,081,000)

Income(loss) from discontinued operations,
 net of tax                                                2,543,000        (12,000)
                                                         -----------    -----------
Net loss                                                $   (290,000)  $ (2,093,000)
                                                         ===========    ===========

Net loss per share from continuing operations
  Basic                                                 $      (1.20)  $      (0.88)
                                                         ===========    ===========
  Diluted                                               $      (1.20)  $      (0.88)
                                                         ===========    ===========
Net income(loss) per share from discontinued operations
  Basic                                                 $       1.08   $      (0.01)
                                                         ===========    ===========
  Diluted                                               $       1.08   $      (0.01)
                                                         ===========    ===========
Net loss per share
  Basic                                                 $      (0.12)  $      (0.89)
                                                         ===========    ===========
  Diluted                                               $      (0.12)  $      (0.89)
                                                         ===========    ===========

Weighted average shares outstanding                        2,351,889      2,354,703
                                                         ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                          THE INTEGROUP CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

For the nine months ended March 31,                       2008          2007
                                                      -----------    -----------
Cash flows from operating activities:
  Net loss                                           $   (290,000)  $ (2,093,000)
  Adjustments to reconcile net loss to
   cash (used in)provided by operating activities:
    Depreciation and amortization                       4,984,000      5,147,000
    Impairment loss on other investments                1,242,000              -
    Gain on sale of real estate                        (4,074,000)             -
    Net unrealized loss on investments                  2,880,000        586,000
    Minority interest benefit                          (1,839,000)    (2,040,000)
    Issuance of stock to directors                         72,000              -
    Changes in assets and liabilities:
      Investment in marketable securities               7,997,000      9,860,000
      Other investments                                (2,693,000)    (3,600,000)
      Prepaid expenses and other assets                  (135,000)      (444,000)
      Accounts payable and other liabilities           (1,181,000)     1,914,000
      Due to securities broker                         (6,205,000)    (1,216,000)
      Obligation for securities sold                   (1,452,000)    (5,685,000)
      Deferred tax liability                             (864,000)    (1,672,000)
                                                      -----------    -----------
  Net cash (used in)provided by operating activities   (1,558,000)       757,000
                                                      -----------    -----------
Cash flows from investing activities:
  Net proceeds from sale of real estate                 7,739,000              -
  Additions to buildings, improvements
   and equipment                                       (3,666,000)    (2,110,000)
  Purchase of Portsmouth stock                            (28,000)             -
  Purchase of Santa Fe stock                              (77,000)       (18,000)
  Restricted cash                                       2,826,000        438,000
                                                      -----------    -----------
  Net cash provided by(used in) investing activities    6,794,000     (1,690,000)
                                                      -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable                6,850,000     19,325,000
  Principal payments on mortgage notes payable        (13,348,000)   (17,246,000)
  Borrowings from line of credit                          350,000              -
  Distributions to minority partners                     (500,000)      (500,000)
  Purchase of treasury stock                              (99,000)      (156,000)
                                                      -----------    -----------
  Net cash (used in)provided by financing activities   (6,747,000)     1,423,000
                                                      -----------    -----------

Net (decrease)increase in cash and cash equivalents    (1,511,000)       490,000
Cash and cash equivalents at beginning of
 period                                                 2,158,000      2,935,000
                                                      -----------    -----------
Cash and cash equivalents at end of period           $    647,000   $  3,425,000
                                                      ===========    ===========

Supplemental information:

Interest paid                                        $  5,048,000   $  5,361,000


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

As of March 31, 2008, the Company had the power to vote 79.4% of the common stock of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB:
SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock of Santa Fe owned by the Company's Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe's operations primarily consist of owning and managing the Company's hotel property through its 68.8%-owned consolidated subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI), in Justice Investors ("Justice", the Hotel" or the "Partnership"), a California limited partnership. InterGroup also directly owns approximately 11% of the common stock of Portsmouth.

Portsmouth has a 50.0% limited partnership interest in Justice in which Portsmouth serves as both a general and limited partner. The other general partner, Evon Corporation ("Evon"), serves as the managing general partner of Justice. In accordance with guidance set forth in the Financial Accounting Standards Board ("FASB") directed Staff Position (FSP) SOP 78-9-1, the Company has applied the principles of accounting applicable for investments in subsidiaries due to its "kick out rights" and "substantive participating rights" arising from its limited partnership and general partnership interests and has consolidated the financial statements of Justice with those of the Company, effective with the first reporting period of its fiscal year beginning July 1, 2006.

The Company also derives income from its rental properties and the investment of its cash in marketable securities and other investments.

Minority interest on the balance sheet represents the interest in subsidiaries not owned by the Company. Minority interest on the statement of operations represents the minority owner's share of income(loss). As of March 31, 2008, the Company had a minority interest asset balance on the balance sheet as the result of the accumulated deficit at Justice Investors. Management believes the accumulated deficit is considered temporary as the Hotel was temporary closed to undergo major renovations from May 2005 to January 2006. The Company expects the Hotel to be profitable, thereby reversing the accumulated deficit in the future. Of the total minority interest liability of $3,830,000 on the balance sheet, $1,980,000 is related to the minority shareholders of Portsmouth and $1,850,000 is related to the minority shareholders of Santa Fe.

Certain prior period balances have been reclassified to conform with the current period presentation.

The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2008.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company's financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in income tax expense. There were no interest and penalties related to uncertain income tax positions that were accrued as of March 31, 2008 and during the period there were no changes in individual or aggregate unrecognized tax positions. The Company's income tax returns for the years ended June 30, 2004 up to present are subject to examination by certain taxing authorities.

In September 2006, the FASB issued Statement of Financial Accounting Standards("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the Company's 2009 fiscal year. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of the Company's 2009 fiscal year. The Company is still evaluating the impact of SFAS 157 and 159 on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008 (the Company's fiscal year 2010). The Company is currently assessing the impact of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, and amendment to Accounting Research Bulletin (ARB) No. 51," ("SFAS 160"). This standard prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company. SFAS 160 is effective for fiscal years beginning after December 15, 2008 (the Company's fiscal year 2010). The Company is currently assessing the impact of SFAS 160 on its consolidated financial statements.

Income(Loss) Per Share

Basic net income(loss) per share is computed by dividing net income(loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted net income(loss) per share is similar to the computation of basic income(loss) per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. As of March 31, 2008, the Company had 385,500 stock options that were considered potentially dilutive common shares and 19,500 stock options that were considered anti-dilutive. As of March 31, 2007, the Company had 371,250 stock options that were considered potentially dilutive common shares and 33,750 stock options that were considered anti-dilutive. However, the basic and diluted loss per share are the same as the result of the Company having a net loss from continuing operations for the three and nine months March 31, 2008 and 2007, respectively.

Stock-Based Compensation Plans

As of March 31, 2008, the Company has two stock option plans, which are more fully described in Note 1 of the Company's Annual Report on Form 10-KSB for fiscal year ended June 30, 2007. On July 1, 2006, the Company implemented Statement of Financial Accounting Standards 123(Revised 2004), "Share-Based Payments"("SFAS No. 123R") which replaced SFAS No. 123 and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the "modified prospective method" where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2006. Additionally, compensation expense for unvested stock options that were outstanding at July 1, 2006 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option pricing model.

During the three and nine months ended March 31, 2008, there were no options granted or exercised. Accordingly, no stock-based compensation expense was recognized during the period. Since inception of the two stock options plans, there have been no options exercised. For the quarter ended March 31, 2008, 2,250 employee options vested. However, the fair value of the vested options is considered immaterial.

The following table summarizes the stock option activity for the periods indicated:

                                      Number of          Weighted-average
                                       Shares            Exercise Price
                                      ----------         ---------------
Unexercised options
  Outstanding at July 1, 2007           405,000                   $9.91
Granted                                       -                       -
Exercised                                     -                       -
Forfeited                                     -                       -
                                      ----------         ---------------
Unexercised options
  Outstanding at March 31, 2008         405,000                    $9.91
                                      ==========         ===============

As of March 31, 2008, of the total 405,000 unexercised options outstanding, 4,500 were not yet vested.

Unexercised            Range of       Weighted Average  Weighted Average
Options                Exercise Price Exercise Price    Remaining Life
----------------      --------------  ----------------  ----------------
March 31, 2008        $7.92-$29.63      $ 9.91             1.75 years


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

For the nine months ended March 31, 2008, the four non-employee directors of the Company each received a grant of 987 shares of Common Stock pursuant to the 2007 Plan. The Company recorded an expense of approximately $72,000 related to the issuance of the 3,948 shares of the Company's common stock.


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

Land, property and equipment as of March 31, 2008 consisted of the following:

                                             Accumulated        Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     16,267,000         (7,178,000)       9,089,000
Building and improvements   52,964,000        (16,138,000)      36,826,000
                          ------------       ------------     ------------
                          $ 71,969,000       $(23,316,000)    $ 48,653,000
                          ============       ============     ============


NOTE 3 - INVESTMENT IN REAL ESTATE

As of March 31, 2008, investment in real estate included the following:

  Land                                    $  24,735,000
  Buildings, improvements and equipment      60,546,000
  Accumulated depreciation                  (19,647,000)
                                             ----------
                                          $  65,634,000
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

During the nine months ended March 31, 2008, the Company had listed for sale its 249-unit apartment building located in Austin, Texas and its 132-unit apartment located in San Antonio, Texas (both classified as Held for Sale on the balance sheet). Under the provisions of the Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, for properties disposed of or listed for sale during the year, the revenues and expenses are accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these two properties have been reclassified from continuing operations for the three and nine months ended March 31, 2008 and 2007 and are reported as income(loss) from discontinued operations in the consolidated statements of operations.

The revenues and expenses from the operation of these three properties during the three and nine months ended March 31, 2008 and 2007, are summarized as follows:


For the three months ended March 31,          2008              2007
                                          ----------        ----------
      Revenues                            $  652,000       $   921,000
      Expenses                              (555,000)         (888,000)
                                          ----------        ----------
       Income                             $   97,000       $    33,000
                                          ==========        ==========

For the nine months ended March 31,           2008              2007
                                          ----------        ----------
      Revenues                            $2,145,000       $ 2,837,000
      Expenses                            (2,022,000)       (2,858,000)
                                          ----------        ----------
       Income(loss)                       $  123,000       $   (21,000)
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

At March 31, 2008, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings. Trading securities are summarized as follows:


As of March 31, 2008
                             Gross              Gross             Net               Market
Investment    Cost       Unrealized Gain   Unrealized Loss    Unrealized Gain        Value
---------- -----------   ---------------   ---------------    ---------------     -----------
Equities   $ 5,526,000      $2,435,000       ($1,075,000)        $1,360,000       $6,886,000


As of March 31, 2008, the Company had $238,000 of unrealized losses related to securities held for over one year.

As part of the investment strategies, the Company may assume short positions against its long positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. The Company has no naked short positions. As of March 31, 2008, the Company had obligations for securities sold (equities short) of $33,000.

Net gains(losses) on marketable securities on the statement of operations are comprised of realized and unrealized gains(losses). Below is the composition of the net gains(losses) for the three and Nine months ended March 31, 2008 and 2007, respectively.


For the three months ended March 31,                    2008             2007
                                                    -----------      -----------
Realized gains on marketable securities             $   422,000      $   455,000
Unrealized (losses)gains on marketable securities    (2,767,000)       1,282,000
                                                    -----------      -----------
Net (losses)gains on marketable securities          $(2,345,000)     $ 1,737,000
                                                    ===========      ===========

For the nine months ended March 31,                     2008             2007
                                                    -----------      -----------
Realized gains on marketable securities             $   533,000      $ 2,753,000
Unrealized losses on marketable securities           (2,880,000)        (586,000)
                                                    -----------      -----------
Net (losses)gains on marketable securities          $(2,347,000)     $ 2,167,000
                                                    ===========      ===========


NOTE 6 - OTHER INVESTMENTS

As a part of its investment strategy, the Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as debt instruments, convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and reviewed for impairment on a periodic basis. During the three and nine months ended March 31, 2008, the Company determined that two of its investments had an other than temporary impairment and recorded an impairment loss of $1,117,000 and $1,242,000, respectively, on other investments. As of March 31, 2008, the Company had other investments of $6,745,000.

NOTE 7 - LINES OF CREDIT

During the quarter ended March 31, 2008, the Company utilized $650,000 from its $3,000,000 revolving line of credit to meet its cash flow needs. The annual interest rate is the LIBOR Rate plus 2% (4.75% as of March 31, 2008). The line of credit matures February 2, 2009. Borrowings under this line of credit contain certain financial covenants that require, among other things, maintenance of minimum amounts and ratios of working capital and debt-coverage. These financial covenants have not been met and Justice is in the process of obtaining a waiver of noncompliance from the bank. Justice believes that the bank will waive such noncompliance.

In April 2004, the Company obtained a revolving $5,000,000 line of credit ("LOC"). The LOC carries a variable interest rate(lender's base rate plus 1%). Interest is paid on a monthly basis. As of March 31, 2008, the balance of the LOC was $3,958,000 with the interest rate at 6.25%. In April 2008, the terms of the LOC were modified to provide for an interest rate floor of 6.25%, limited the LOC to the current balance of $3,958,000 and changed the LOC from revolving to non-revolving with a maturity date of August 21, 2008.


NOTE 8 - SEGMENT INFORMATION

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

Information below represents reported segments for the three and nine months ended March 31, 2008 and 2007. Operating income for rental properties consists of rental income. Operating income(loss) from Justice Investors consists of the operations of the hotel and garage. Operating income(loss) for investment transactions consist of net investment gains(losses)and dividend and interest income.


As of and for the
Three months ended            Hotel      Real Estate   Investment                                  Discontinued
March 31, 2008             Operations    Operations   Transactions      Other       Subtotal        Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $ 8,799,000   $ 3,318,000   $(3,430,000)  $         -   $  8,687,000   $    652,000   $  9,339,000
Operating expenses          (9,379,000)   (3,102,000)     (456,000)            -    (12,937,000)      (555,000)   (13,492,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)    (580,000)      216,000    (3,886,000)            -     (4,250,000)        97,000     (4,153,000)

General and administrative
  Expense                            -             -             -      (407,000)      (407,000)             -       (407,000)
Income tax expense                   -             -             -     1,726,000      1,726,000        (29,000)     1,697,000
Minority interest              266,000             -             -       697,000        963,000              -        963,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (314,000)      216,000   $(3,886,000)  $ 2,016,000  $  (1,968,000) $      68,000   $ (1,900,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $51,684,000   $65,634,000   $13,631,000   $ 9,520,000  $ 140,469,000  $   7,037,000   $147,506,000
                           ===========   ===========   ===========   ===========   ============   ============   ============



As of and for the
Three months ended            Hotel      Real Estate   Investment                                 Discontinued
March 31, 2007              Operations   Operations   Transactions     Other        Subtotal       Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $ 7,654,000   $ 2,789,000   $ 1,835,000   $         -   $ 12,278,000   $    921,000   $ 13,199,000
Operating expenses          (9,320,000)   (3,350,000)     (577,000)            -    (13,247,000)      (888,000)   (14,135,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)  (1,666,000)     (561,000)    1,258,000             -       (969,000)        33,000       (936,000)

General and administrative
  Expense                            -             -             -      (549,000)      (549,000)             -       (549,000)
Income tax benefit                   -             -             -       274,000        274,000)       (13,000)       261,000
Minority interest              879,000             -             -        80,000        959,000              -        959,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (787,000)     (561,000)  $ 1,258,000   $  (195,000) $    (285,000) $      20,000   $   (265,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $46,679,000   $66,891,000   $26,684,000   $18,782,000  $ 159,036,000  $  10,725,000   $169,761,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


As of and for the
Nine months ended              Hotel     Real Estate   Investment                                 Discontinued
March 31, 2008              Operations   Operations   Transactions      Other        Subtotal      Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $28,204,000   $ 9,442,000   $(3,445,000)  $         -   $ 34,201,000   $  2,145,000   $ 36,346,000
Operating expenses         (29,946,000)   (8,946,000)   (1,261,000)            -    (40,153,000)    (2,022,000)   (42,175,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)  (1,742,000)      496,000    (4,706,000)            -     (5,952,000)       123,000     (5,829,000)
Gain on sale of real estate          -             -             -             -              -      4,074,000      4,074,000
General and administrative
  Expense                            -             -             -    (1,238,000)    (1,238,000)             -     (1,238,000)
Income tax expense                   -             -             -     2,518,000      2,518,000     (1,654,000)       864,000
Minority interest              801,000             -             -     1,038,000      1,839,000              -      1,839,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (941,000)      496,000   $(4,706,000)  $ 2,318,000  $  (2,833,000) $   2,543,000  $    (290,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $51,684,000   $65,634,000   $13,631,000   $ 9,520,000  $ 140,469,000  $   7,037,000   $147,506,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


As of and for the
Nine months ended              Hotel     Real Estate   Investment                                 Discontinued
March 31, 2007              Operations   Operations   Transactions     Other        Subtotal       Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $23,362,000   $ 8,140,000   $ 2,412,000   $         -   $ 33,914,000   $  2,837,000   $ 36,751,000
Operating expenses         (26,793,000)  (10,004,000)   (1,613,000)            -    (38,410,000)    (2,858,000)   (41,268,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating loss          (3,431,000)   (1,864,000)      799,000             -     (4,496,000)       (21,000)    (4,517,000)

General and administrative
  Expense                            -             -             -    (1,288,000)    (1,288,000)             -     (1,288,000)
Income tax benefit                   -             -             -     1,663,000      1,663,000          9,000      1,672,000
Minority interest            1,714,000             -             -       326,000      2,040,000              -      2,040,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,717,000)   (1,864,000)  $   799,000   $   701,000  $  (2,081,000) $     (12,000)  $ (2,093,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $46,679,000   $66,891,000   $26,684,000   $18,782,000  $ 159,036,000  $  10,725,000   $169,761,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


NOTE 9 - RELATED PARTIES

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

The garage lessee, Evon, is the Partnership's managing general partner. Under the terms of the lease agreement, Evon paid the Partnership $393,000 and $348,000 for the three months ended March 31, 2008 and 2007, respectively. For the nine months ended March 31, 2008 and 2007, Evon paid the Partnership $1,229,000 and $1,159,000, respectively.


NOTE 10 - RESTATEMENTS

As disclosed in Item 4.02(a) of the Company's Form 8-K dated February 13, 2008, as filed with the Securities and Exchange Commission ("SEC") on February 19, 2008, the Company detected an error in the calculation and presentation of the tax effects on the minority interest related to Justice Investors in the comparative three and six month periods ended December 31, 2007 as presented in the Company's previously issued Quarterly Report on Form 10-QSB for the period ended December 31, 2006. Specifically, the minority interest line item in the Consolidated Statement of Operations was mistakenly recorded and presented as "net of tax" instead of pre-tax. The errors resulted in an overstatement of the tax benefit related to the minority interest for the reported periods ended September 30, 2007, December 31, 2007 and March 31, 2007. The Company subsequently filed amendments to its quarterly reports for the quarterly periods ended March 31, 2007 and September 30, 2007 on Form 10-QSB/A.

The errors did not affect the Company's reported revenues, expenses, income
(loss) before income taxes or cash flows, and did not impact the Company's operations. There were no such errors in the Company's audited financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 and, as such, that Annual Report was not amended.

The Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2007 in this report reflects the restatements as reported in the Company's amended report on Form 10-QSB/A for the quarterly period ended March 31, 2007 as filed on February 27, 2008.

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

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

The Company had a net loss of $1,900,000 for the three months ended March 31, 2008 compared to a net loss $265,000 for the three months ended March 31, 2007. As discussed below, the increase in the net loss is primarily due to the significant net losses on marketable securities partially offset by the significant decrease in the loss from the hotel operations and the improvement in the Company's real estate operations.

The loss from hotel operations was $580,000 for the three months ended March 31, 2008 on revenues of $8,779,000, compared to a loss of $1,666,000 for the three months ended March 31, 2007 on revenues of $7,654,000. Depreciation and amortization expenses were $1,105,000 and $1,042,000 for the respective periods. The decrease in the loss was primarily attributable to greater income generated from the operations of the Hotel during the third quarter and a reduction in operating expenses as a percentage of revenues.

For the three months ended 	March 31, 2008, the operations of the Hotel on a
standalone basis generated operating income of approximately $816,000 on operating revenues of approximately $8,337,000, compared to operating income of approximately $500,000 on operating revenues of approximately $7,271,000 for the three months ended March 31, 2007. That increase in Hotel operating income is primarily due to a higher average daily room rate and an increase in occupancy percentage.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended March 31, 2008 and 2007.

Three Months Ended        Average           Average
     March 31,           Daily Rate        Occupancy%         RevPar
-----------------        ----------        ----------        ---------
      2008                $175.80            77.4%            $136.09
      2007                $164.42            70.6%            $116.22

Average daily room rates and occupancy have continued to improve since the Hotel's reopening in January 2006 as the Hotel approaches full stabilization and gets further penetration into the Financial District hotel market. As a result, the Hotel was able to achieve an approximately $20 increase in RevPar for the three months ended March 31, 2008 compared the three months ended March 31, 2007. While we expect that operating revenues of the Hotel to continue to grow, that growth will probably be at a slower pace. The Hotel's food and beverage operations remain challenging, especially in the banquet and catering department. Management will continue to focus in this area in an effort to improve its operations.

With an uncertain economy and the possibility of a decline in business, group and leisure travel, management will continue to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to increase the operating income of the Hotel. For the current quarter, we have already seen an improvement in operating costs of the Hotel as a percentage Hotel revenues as well as a reduction general and administrative costs at the Partnership level for legal and consulting fees. If cash flows from the Hotel operations continue to improve, the Partnership could make additional distributions to its limited partners in fiscal 2008.

Real estate operations improved significantly to income of $216,000 for the three months ended March 31, 2008 from a loss of $561,000 for the three months ended March 31, 2007. The improvement was primarily attributable to the increase in rental income. Rental income from the Company's properties located outside of California increased by $394,000 while income from the Company's
California portfolio increased by $135,000.   The increase in the rental income
from the properties located outside of California was primarily due to improved occupancy and rental rates as the result of management's efforts to improve the competitiveness of the Company's properties through interior and exterior improvements. The overall rental market has also improved across the country. The increase the rental income from the California real estate portfolio is primary attributable to the significant increase in the occupancy of the Company's newly renovated 30-unit apartment complex located in Los Angeles, California and the improvement in the occupancy and rental rates in the Los Angeles area.

During the three months ended March 31, 2008, the Company had listed for sale its 249-unit apartment complex located in Austin, Texas and its 132-unit apartment complex located in San Antonio, Texas for sale. The operations of these properties are classified under discontinued operations in the condensed consolidated statements of operations.

The Company had net losses on marketable securities of $2,345,000 for the three months ended March 31, 2008 compared to net gains of $1,737,000 for the three months ended March 31, 2007. For the three months ended March 31, 2008, the Company had net realized gains of $422,000 and net unrealized losses of $2,767,000. For the three months ended March 31, 2007, the Company had net realized gains of $455,000 and net unrealized gains of $1,282,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

During the three months ended March 31, 2008, the Company performed an impairment analysis of its other investments and determined that two of its investments had an other than temporary impairment and recorded an impairment loss on other investments of $1,117,000. There was no impairment loss recorded for the three months ended March 31, 2007.

Dividend and interest income decreased to $32,000 for the three months ended March 31, 2008 from $98,000 for the three months ended March 31, 2007 primarily as the result of the decrease in the investment in income yielding securities during the most recent third quarter.

Margin interest and trading expenses decreased to $456,000 for the three months ended March 31, 2008 from $577,000 for the three months ended March 31, 2007 primarily as the result of the decrease in margin interest expense to $71,000 from $192,000 due to the decrease in the average margin balance.

Minority interest related to Justice Investors decreased to $266,000 for the three months ended March 31, 2008 from $879,000 for the three months ended March 31, 2007. The decrease is due to the reduced loss from the hotel operations to $580,000 for the three months ended March 31, 2008 from $1,666,000 for the three months ended March 31, 2007.

The provision for income tax benefit increased to $1,697,000 for the three months ended March 31, 2008 from $261,000 for the three months end March 31, 2007 primarily as the result of the higher pre-tax loss incurred during the most recent third quarter.

Minority interest related to Portsmouth and Santa Fe increased to $697,000 for the three months ended March 31, 2008 from $80,000 for the three months ended March 31, 2007 primarily due to the higher loss incurred by Portsmouth and Santa Fe during the most recent third quarter.


Nine Months Ended March 31, 2008 Compared to the Nine Months Ended March 31,
2007

The Company had a net loss of $290,000 for the nine months ended March 31, 2008 compared to a net loss $2,093,000 for the nine months ended March 31, 2007. As discussed below, the significant decrease in the net loss is due to the large gain recognized on the sale of real estate, the improvement in the real estate operations and the reduction in the loss from the hotel operations, partially offset by the loss from investment transactions.

The loss from hotel operations was $1,742,000 for the nine months ended March 31, 2008 compared to a loss of $3,431,000 for the nine months ended March 31, 2007. The decrease in the loss was primarily attributable to greater income generated from the operations of the Hotel during the current period.

For the nine months ended March 31, 2008, the operations of the Hotel on a standalone basis generated operating income of approximately $3,428,000 on operating revenues of approximately $26,811,000, compared to operating income of approximately $1,964,000 on operating revenues of approximately $22,013,000 for the nine months ended March 31, 2007. That increase in Hotel operating income is primarily due to a higher average daily room rate and an increase in occupancy percentage.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the nine months ended March 31, 2008 and 2007.

Nine Months Ended          Average           Average
    March 31,            Daily Rate        Occupancy%         RevPar
-----------------        ----------        ----------        ---------
      2008                $174.49            83.8%            $146.57
      2007                $158.41            74.5%            $118.42

Average daily room rates and occupancy have continued to improve since the Hotel's reopening in January 2006 as the Hotel approaches full stabilization and gets further penetration into the Financial District hotel market. As a result, the Hotel was able to achieve an approximately $28 increase in RevPar for the nine months ended March 31, 2008 compared the nine months ended March 31, 2007. While we expect that operating revenues of the Hotel to continue to grow, that growth will probably be at a slower pace. The Hotel's food and beverage operations remain challenging, especially in the banquet and catering department. Management will continue to focus in this area in an effort to improve its operations.

With an uncertain economy and the possibility of a decline in business, group and leisure travel, management will continue to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to increase the operating income of the Hotel. We have already seen an improvement, primarily in the last three months, in operating costs of the Hotel as a percentage Hotel revenues as well as a reduction general and administrative costs at the Partnership level for legal and consulting fees. If cash flows from the Hotel operations continue to improve, the Partnership could make additional distributions to its limited partners in fiscal 2008.

Real estate operations improved significantly to income of $496,000 for the nine months ended March 31, 2008 from a loss of $1,864,000 for the nine months ended March 31, 2007 primarily as the result of the increase in rental income coupled with the decrease in property operating expenses.
Rental income from the Company's properties located outside of California increased by $670,000 while income from the Company's California portfolio increased by $632,000. The increase in the rental income from the properties located outside of California was primarily due to improved occupancy and rental rates as the result of management's efforts to improve the competitiveness of the Company's properties through interior and exterior improvements. The overall rental market has also improved across the country. The increase the rental income from the California real estate portfolio is primary attributable to the significant increase in the occupancy of the Company's newly renovated 30-unit apartment complex located in Los Angeles, California and the improvement in the occupancy and rental rates in the Los Angeles area. Property operating expenses decreased to $3,586,000 for the nine months ended March 31, 2008 from $4,549,000 for the nine months ended March 31, 2007 as the result of $560,000 in real estate related legal expenses incurred during the nine months ended March 31, 2007 and management's overall effort to reduce property operating expenses across the Company's entire real estate portfolio and run the operations more efficiently.

During the nine months March 31, 2008, the Company had listed for sale its 249-unit apartment complex located in Austin, Texas and its 132-unit apartment complex located in San Antonio, Texas for sale. In August 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and received net proceeds of approximately $3,665,000 after the payment of the related mortgage of approximately $4,007,000. The Company recognized a gain related to this sale of real estate of $4,074,000. The operations of these three properties are classified under discontinued operations in the Condensed Consolidated Statements of Operations.

The Company had net losses on marketable securities of $2,347,000 for the nine months ended March 31, 2008 compared to net gains of $2,167,000 for the nine months ended March 31, 2007. For the nine months ended March 31, 2008, the Company had net realized gains of $533,000 and net unrealized losses of $2,880,000. For the nine months ended March 31, 2007, the Company had net realized gains of $2,753,000 and net unrealized losses of $586,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

During the nine months ended March 31, 2008, the Company performed an impairment analysis of its other investments and determined that two of its investments had an other than temporary impairment and recorded an impairment loss on other investments of $1,242,000. There was no impairment loss recorded for the nine months ended March 31, 2007.

Dividend and interest income decreased to $144,000 for the nine months ended March 31, 2008 from $245,000 for the nine months ended March 31, 2007 primarily as the result of the decrease in the investment in income yielding securities during the nine months ended March 31, 2008.

Margin interest and trading expenses decreased to $1,261,000 for the nine months ended March 31, 2008 from $1,613,000 for the nine months ended March 31, 2007 primarily as the result of the decrease in margin interest expense to $253,000 from $516,000 due to the decrease in the average margin balance.

Minority interest related to Justice Investors decreased to $801,000 for the nine months ended March 31, 2008 from $1,714,000 for the nine months ended March 31, 2007. The decrease is due to the reduced loss from the hotel operations to $1,742,000 for the nine months ended March 31, 2008 from $3,431,000 for the nine months ended March 31, 2007.

The provision for income tax benefit decreased to $864,000 for the nine months ended March 31, 2008 from $1,672,000 for the nine months end March 31, 2007 primarily as the result of the lower pre-tax loss incurred during the nine months ended March 31, 2008.

Minority interest related to Portsmouth and Santa Fe increased to $1,038,000 for the nine months ended March 31, 2008 from $326,000 for the nine months ended March 31, 2007 primarily due to the higher loss incurred by Portsmouth and Santa Fe during the most recent third quarter.


MARKETABLE SECURITIES

The Company's investment portfolio is diversified with 22 different equity positions. The portfolio contains five individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 17.5% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of March 31, 2008, the Company had investments in marketable equity securities of $6,886,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of March 31, 2008.


                                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------

   Insurance, banks and brokers        $ 1,727,000               25.1%
   Dairy products                        1,203,000               17.5%
   Technology                              912,000               13.2%
   Services                                679,000                9.9%
   REITs and builders                      532,000                7.7%
   Other                                 1,833,000               26.6%
                                       ------------           ----------
                                       $ 6,886,000              100.0%
                                       ============           ==========

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the indicated periods.


For the three months ended March 31,            2008                   2007
                                          --------------        --------------
Net (losses)gains on marketable securities$  (2,345,000)         $   1,737,000
Impairment loss on other investments         (1,117,000)                     -
Dividend & interest income                       32,000                 98,000
Margin interest expense                         (71,000)              (192,000)
Trading and management expenses                (385,000)              (385,000)
                                           ------------           ------------
                                           $ (3,886,000)          $  1,258,000
                                           ============           ============

For the nine months ended March 31,             2008                   2007
                                          --------------        --------------
Net (losses)gains on marketable securities $ (2,347,000)         $   2,167,000
Impairment loss on other investments         (1,242,000)                     -
Dividend & interest income                      144,000                245,000
Margin interest expense                        (253,000)              (516,000)
Trading and management expenses              (1,008,000)            (1,097,000)
                                           ------------           ------------
                                           $ (4,706,000)         $     799,000
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

The Hotel started to generate cash flows from its operations in June 2006, which have continued to improve since that time. As a result, Justice was able to pay a special limited partnership distribution in a total amount of $1,000,000 on March 28, 2007, of which Portsmouth received $500,000. The general partners believed that operations of the Hotel had stabilized under the Hilton brand and new management, and that cash flows were sufficient to warrant that special distribution, especially with financings in place to meet any additional capital needs. On October 1, 2007, Justice paid a second special limited partnership distribution in the amount of $400,000 and an additional special limited partnership distribution in the amount of $600,000 on November 23, 2007, of which Portsmouth received $200,000 and $300,000 respectively. The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors. If cash flows from the Hotel operations continue to improve, the Partnership could be in a position to make additional distributions to its limited partners in fiscal 2008.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30 year amortization schedule. The Prudential Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. As of March 31, 2008, the Prudential Loan balance was approximately $28,854,000.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in the principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is without recourse to the limited and general partners of Justice. As of March 31, 2008, the Second Prudential Loan balance was approximately $18,803,000.

From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank ("UCB") paying off the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007. The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs. The new line of credit facility matures on February 2, 2009 and the annual interest rate is based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate or the LIBOR Rate plus 2%. As of March 31, 2008, there was a balance of $650,000 drawn by Justice under the new line of credit, with an annual interest rate at LIBOR plus two percent (4.75% as of March 2008). Justice has also utilized $1,750,000 of the amount available under the line of credit in the form of a standby letter of credit related to the Allied Litigation. The annual fee for the letter of credit is one and one half percent of $1,750,000, which fee is to be paid in quarterly installments for the periods in which the letter of credit is in effect.

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

In April 2004, the Company obtained a revolving $5,000,000 line of credit ("LOC"). The LOC carries a variable interest rate(lender's base rate plus 1%). Interest is paid on a monthly basis. As of March 31, 2008, the balance of the LOC was $3,958,000 with the interest rate at 6.25%. In April 2008, the terms of the LOC were modified to provide for an interest rate floor of 6.25%, limited the LOC to the current balance of $3,958,000 and changed the LOC from revolving to non-revolving with a maturity date of August 21, 2008.

In August 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and recognized a gain on the sale of real estate of $4,074,000. The Company received net proceeds after selling costs of $7,739,000 and paid off the related outstanding mortgage note payable of $4,007,000 and made a $3,000,000 payment to reduce its outstanding line of credit to $1,258,000 from $4,258,000. In October 2007, the Company utilized $2,700,000 of its line of credit for investments, increasing the outstanding balance to $3,958,000 as of March 31, 2008.

In August 2007, the Company refinanced its $7,203,000 construction loan on its 30-unit apartment complex located in Los Angeles, California and obtained a mortgage note payable in the amount of $6,850,000. The term of the note is 15 years, with interest only for the first two years. The interest is fixed at 5.97%.

During the nine months ended March 31, 2008, the Company made property improvements in the aggregate amount of $3,666,000. Management believes the improvements to its properties will enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The Company does not have any material contractual obligations or commercial commitments other than the mortgages of its rental properties, its line of credit and Justice Investors' mortgage loans with Prudential and its revolving line of credit facility with UCB.

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

As discussed in Note 10, the Company had detected certain errors in the calculation and presentation of the tax effects on the minority interest related to Justice Investors in previously issued unaudited financial statements for the periods ended December 31, 2006, March 31, 2007 and September 30, 2007. As disclosed in Part I. Item 3 "Controls and Procedures" of the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2007 and its amendments to its Quarterly Reports on Form 10-QSB/A for the quarterly periods ended March 31, 2007 and September 31, 2007, the Company's management determined that there were material weaknesses in its internal controls over financial reporting in the areas of accounting for minority interest and tax provisions related to the consolidation of a partnership entity. To address those material weaknesses, the Company has taken the following steps to improve its internal controls and procedures over financial reporting:

       * The Company's tax consultants have reviewed and reconciled the Company's tax position and tax accounts;

       * The Company has engaged a separate tax consultant to review the Company's tax provisions and tax consolidation processes on a quarterly and annual basis;

       * The Company has also engaged a consultant to review staffing levels, job assignments, and processes to identify other process weaknesses, if any, in order to mitigate the risk of reporting errors.

Based upon such evaluation and the steps taken by the Company to address the previously reported material weaknesses, the Company's management has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

(b) Internal Control Over Financial Reporting.

Except for the affirmative changes discussed above, there have been no changes in the Company's internal controls over financial reporting during the last quarterly period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

This is to update matters previously reported in the Company's Form 10-KSB for its fiscal year ended June 30, 2007 and its reports on Form 10-QSB for the quarter ended September 30, 2007, and December 30, 2007 regarding the litigation and lien claims filed by Allied Construction Management, Inc. ("Allied") and eight subcontractors arising out of the renovation work performed on the San Francisco hotel property.

As previously reported, Justice Investors entered into settlements with all of the subcontractors that filed liens against the hotel property. The settlement amounts were paid by Justice in November 2007 and the subcontractor liens were released, leaving only the Allied lien claims to be determined. As a result of the settlements with the subcontractors, the court also reduced the lien claim of Allied from $2,061,544 to $1,166,649. The balance of the dispute between Justice and Allied has been submitted to arbitration pursuant to the terms of the construction contract. A hearing in that arbitration proceeding has now been set to begin on June 16, 2008. Justice, Evon and Portsmouth dispute the amounts alleged to be owed to Allied and intend to vigorously defend the balance of this action.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) Purchases of equity securities by the small business issuer and affiliated purchasers.


            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
             Number of      Average         as Part of Publicly      Yet Be Purchased
 2008         Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(Jan. 1-        400         $18.05                 400                   21,823
Jan. 31)
--------------------------------------------------------------------------------------
Month #2
(Feb. 1-        500         $17.54                 500                   21,323
Feb. 28)
--------------------------------------------------------------------------------------
Month #3
(Mar. 1-      4,675         $17.29               4,675                   16,648
Mar. 31)
--------------------------------------------------------------------------------------
Total         5,575         $17.37               5,575                   16,648
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


Item 4.  Submission of Matters to a Vote of Security Holders.

The Fiscal 2007 Annual Meeting of the Shareholders of the Company was held on February 20, 2008 at the Hilton San Francisco Financial District, 750 Kearny Street, San Francisco, California. At that meeting, Gary N. Jacobs and William
J. Nance were elected as Class B Directors, each to serve a three year term expiring at the Fiscal 2010 Annual Meeting. Directors John V. Winfield, Josef
A. Grunwald and John C. Love continue their terms as the Company's other directors. At the Annual Meeting, the shareholders also voted in favor of the ratification of the Audit Committee's selection of Burr, Pilger & Mayer LLP as the Company's independent registered public accounting firm for the fiscal year ending June 30, 2008. A tabulation of the vote follows:

Proposal (1) - Class B Directors:      Votes For       Withheld
                                       ---------       --------
   Gary N. Jacobs                      2,029,829        70,249
   William J. Nance                    2,066,536        33,642

Proposal (2) - Accountants:            Votes For       Against    Abstained
                                       ---------       -------    ---------
   Burr, Pilger & Mayer LLP            2,062,578        30,990      6,510

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


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: May 8, 2008                     by      /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: May 8, 2008                     by      /s/ David Nguyen
                                              ------------------------------
                                              David Nguyen, Treasurer
                                              and Controller
                                             (Principal Financial Officer)