Form 10KSB
period 2008-06-30
INTERGROUP CORP
filed 2008-09-25
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                           -----------------------

                                 FORM 10-KSB


[X]  Annual Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the fiscal year ended June 30, 2008

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

The issuer's revenues for its most recent fiscal year were $50,413,000.

The aggregate market value of the common equity held by non-affiliates of the issuer, computed by reference to the price the common equity last sold on September 4, 2008 was $13,315,663.

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of September 10, 2008 was 2,351,273.

Transitional Small Business Disclosure Format (check one): Yes   No [X]


                  DOCUMENTS INCORPORATED BY REFERENCE: None

                             TABLE OF CONTENTS

PART I                                                                  PAGE

    Item 1.  Description of Business                                      4

    Item 2.  Description of Properties                                   10

    Item 3.  Legal Proceedings                                           19

    Item 4.  Submission of Matters to a Vote of Security Holders         19


PART II

    Item 5.  Market For Common Equity and Related Stockholder Matters    19

    Item 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         22

    Item 7.  Financial Statements                                        30

    Item 8.  Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure                      58

    Item 8A. Controls and Procedures                                     58

    Item 8B. Other Information                                           58

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance With Section 16(a) of the Exchange Act  59

    Item 10. Executive Compensation                                      62

    Item 11. Security Ownership of Certain Beneficial Owners
             and Management                                              68

    Item 12. Certain Relationships and Related Transactions              70

    Item 13. Exhibits.                                                   71

    Item 14. Principal Accountant Fees and Services                      74

    SIGNATURES                                                           75

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

Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

    * risks associated with the hotel industry, including competition, increases in wages, labor relations, energy and fuel costs, actual and threatened terrorist attacks, and downturns in economic and market conditions, particularly in the San Francisco Bay area;

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

As of June 30, 2008, the Company has voting control over 79.9%, of the shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB:
SFEF). Santa Fe's revenue is primarily generated through its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB:
PRSI). InterGroup also directly owns approximately 11.7% of Portsmouth. Portsmouth is limited partner, and one of two general partners in Justice Investors, a California limited partnership ("Justice" or the "Partnership"). In April 2006, Portsmouth purchased a 0.20% limited partnership interest in Justice from another limited partner, which brought Portsmouth's limited partnership interest in Justice to exactly 50.0%. The other general partner, Evon Corporation ("Evon"), acts as the managing general partner. All significant partnership decisions require the active participation and approval of both general partners. Pursuant to the terms of the partnership agreement, voting rights of the partners are determined according to the partners' entitlement to share in the net profit and loss of the partnership. The Company is not entitled to any additional voting rights by virtue of its position as a general partner. The partnership agreement also provides that no portion of the partnership real property can be sold without the written consent of the general and limited partners entitled to more than 72% of the net profit. As of June 30, 2008, there were 111 limited partners in Justice (not including multiple family accounts).

In accordance with guidance set forth in Financial Accounting Standards Board(FASB)Statement of Position(SOP) 78-9-1, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its "kick out rights" and "substantive participating rights" arising from its limited partnership and general partnership interest and has consolidated the financial statements of Justice with those of the Company, effective with the first reporting period of its fiscal year beginning July 1, 2006. In prior years, Portsmouth's interest in Justice was recorded on the equity basis. Please see Item 7. "Financial Statements." - Note 2 to the consolidated financial statements for a further discussion.

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

The Partnership also derives income from its lease of the parking garage to Evon and the lease of approximately 5,400 square feet on the lobby level of the Hotel to Tru Spa, LLC for the operation of a health and beauty spa. The garage and Tru Spa remained open during the renovation work.

The Company also derives income from management fees paid to Portsmouth as a general partner in Justice. In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. Properties include eighteen apartment complexes, two commercial real estate properties and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company's residential rental properties, with exception to the Irving and San Antonio, Texas properties, are managed by professional third party property management companies.

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

The Partnership will pay monthly royalty fees for the first two years of three percent (3%) of the Hotel's gross room revenue, as defined, for the preceding calendar month, the third year will be four percent (4%) of the Hotel's gross room revenue, and the fourth year until the end of the term will be five percent (5%) of the Hotel's gross room revenue. Justice also pays a monthly program fee of four percent (4%) of the Hotel's gross room revenue and an information technology recapture charge of 0.75% of the Hotel's gross revenue. The amount of the monthly program fee is subject to change; however, the monthly program fee will not exceed five percent of gross room revenue.

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

HOTEL MANAGEMENT COMPANY AGREEMENTS

In February 2007, the Partnership entered into a management agreement with Prism Hospitality ("Prism") to manage and operate the Hotel as its agent, effective February 10, 2007. Prism is an experienced Hilton approved operator of upscale and luxury hotels throughout the Americas. The agreement is effective for a term of ten years, unless the agreement is extended as provided in the agreement, and the Partnership has the right to terminate the agreement upon ninety days written notice without further obligation. Under the management agreement, the Partnership is to pay base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income for the subject fiscal year exceeds the amount of a minimum Partnership's return ($7 million) for that fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were earned during the years ended June 30, 2008 and 2007. Management fees paid to Prism during the years ended June 30, 2008 and 2007 were $571,000 and $212,000, respectively.

Prior to the Prism management agreement, the Hotel was managed and operated by Dow Hotel Company, LLC ("DOW") from July 1, 2004 until February 9, 2007. On February 9, 2007, Justice entered into an agreement with Dow Hotel Company, to mutually terminate its management agreement and to transition the day-to-day management responsibilities of the Hotel to Prism. The management agreement with Dow was on the same basic terms and conditions as the agreement with Prism, with the exception of certain provisions that were unique to the renovation and transition of the Hotel. No incentive management fees were earned by Dow during the fiscal year ended June 30, 2007. Management fees paid to DOW during the year ended June 30, 2007 were $311,000.

GARAGE LEASE AND OPERATIONS

The garage lease between the Partnership and Evon provides for a monthly rental of sixty percent (60%) of gross parking revenues with a minimum rent of $20,000 per month. That lease expires in November 2010. The garage lessee, Evon, is responsible for insurance, repairs and maintenance, utilities and all taxes assessed against the improvements to the leased premises. The garage is operated by Ace Parking Management, Inc. ("Ace Parking") pursuant to a parking facility management agreement with the garage lessee.

TRU SPA LEASE

Approximately 5,400 square feet of space on the lobby level of the Hotel is leased to Tru Spa for the operation of a health and beauty spa. The lease expires in May 2013, with a five year option to extend the term. The spa lease provides for minimum monthly rent of $14,000. Minimum rental amounts are subject to adjustment every three years based on increases in the Consumer Price Index.

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

The Compensation Agreement provides that the general partners will receive annual base compensation of 1.5% of gross revenues, with a minimum annual base compensation of $262,000, adjusted for inflation. From the minimum annual base compensation, 80% will be paid to Evon for its services as the managing general partner and 20% will be paid to Portsmouth as the other general partner. Base annual compensation in excess of the minimum is payable in equal amounts to Evon and Portsmouth. The maximum base annual compensation that can be earned by the general partners is 1.5% of $40,000,000 of gross revenues. The Compensation Agreement also provides for incentive compensation to the general partners in a sum equal to the 5.0% of the annual net operating income of Justice, that is in excess of $7,000,000. Incentive compensation shall be payable in equal amounts to Evon and Portsmouth. The Compensation Agreement will continue to remain in effect until otherwise amended by the Partnership.

During the years ended June 30, 2008 and 2007, the general partners were paid $285,000 and $283,000, respectively, for the minimum base compensation. For the years ended June 30, 2008 and 2007, additional compensation earned above the minimum base compensation was $232,000 and $184,000, respectively. No incentive compensation was earned during the years ended June 30, 2008 and 2007.

In accordance with the Compensation Agreement, the general partners were also entitled to certain fees for services rendered to the Partnership with respect to repositioning the Hotel, which were to be paid equally to both general partners. The payments were due after six milestones in the restoration of the Hotel. As of June 30, 2007, all milestones had been achieved and all repositioning fees had been paid. There were no repositioning fees earned during the year ended June 30, 2008. For the year ended June 30, 2007, repositioning fees earned totaled $376,000.

Seasonality

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

Competition

The hotel industry is highly competitive. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual market in which properties are located. The Hotel is located in an area of intense competition from other hotels in the Financial District and San Francisco in general as described more fully under Item 2. "Description of Property." Increased competition from new hotels, or hotels that have been recently undergone substantial renovation, could have an adverse effect on occupancy, average daily rate ("ADR") and room revenue per available room ("RevPar") and put pressure on the Partnership to make additional capital improvements to the Hotel to keep pace with the competition. Because the Hotel operates in an upper scale segment of the market, we could also face increased competition from providers of less expensive accommodations, such as limited service hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. As a result, there could be pressure to lower average daily rates during such periods to compete for these guests.

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

   * increases in energy costs, cost of fuel, airline fares and other expenses related to travel, which may negatively affect traveling;

   * terrorism, terrorism alerts and warnings, wars and other military actions, SARS, pandemic or other medical events or warnings which may result in decreases in business and leisure travel; and

   * adverse effects of down turns in international, national and/or local economies and market conditions.


Environmental Matters

In connection with the ownership of the Hotel, the Company is subject to various federal, state and local laws, ordinances and regulations relating to environmental protection. Under these laws, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances.

Environmental consultants retained by the Partnership or its lenders conducted updated Phase I environmental site assessments in fiscal year ended June 30, 2008 on the Hotel property. These Phase I assessments relied, in part, on Phase I environmental assessments prepared in connection with the Partnership's first mortgage loan obtained in July 2005. Phase I assessments are designed to evaluate the potential for environmental contamination on properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly-available databases; however, Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties. Although the Phase I assessments and other environmental reports we have reviewed disclose certain conditions on our properties and the use of hazardous substances in operation and maintenance activities that could pose a risk of environmental contamination or liability, we are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial position, results of operations or cash flows.

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

EMPLOYEES

As of June 30, 2008, the Company had a total of 7 full-time employees in its corporate office. Effective July 2002, the Company entered into a client service agreement with Administaff Companies II, L.P. ("Administaff"), a professional employer organization serving as an off-site, full service human resource department for its corporate office. Administaff personnel management services are delivered by entering into a co-employment relationship with the Company's employees. There are also approximately 12 employees at the Company's properties outside of the State of California that are subject to similar co-employment relationships with Administaff. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

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


Item 2.  Description of Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned directly by the Partnership. The Hotel is centrally located near the Financial District, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away. Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 544 well appointed guest rooms and luxury suites situated on 22 floors as well as a 5,400 square foot Tru Spa health and beauty spa on the lobby level. The third floor houses the Chinese Culture Center and grand ballroom. The Hotel has approximately 15,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the Partnership, is included in the lease to the Chinese Culture Center.

The Hotel is located in an area of intense competition from other hotels in the Financial District. After being closed for more than seven months for a substantial renovation project in fiscal year 2006, it has taken some time for the Hotel, now operating as a Hilton, to gain recognition as a totally upgraded and higher level property after being under the Holiday Inn brand for almost 35 years. The Hotel is also somewhat limited by having only 15,000 square feet of meeting room space. Other hotels, with greater meeting room space, may have a competitive advantage by being able to attract larger groups and small conventions. Management, in conjunction with its management company

Prism and Hilton, will make every effort to market the Hotel as an upscale property to business travelers, leisure customers and small to medium size groups. While it may take some time for the Hotel to be fully recognized and reach its full potential, Management believes that the substantial renovations made to the Hotel, coupled with the strength of the Hilton brand and its Hilton Honors program, have provided the foundation for the Hotel to meet or exceed all of its competition.

Since the Hotel just completed renovations, there is no present program for any further major renovations; however, the Partnership expects to reserve approximately 4% of gross annual Hotel revenues each year for future capital requirements. In the opinion of management, the Hotel is adequately covered by insurance.

HOTEL PERFORMANCE

The following table presents certain statistical data and certain performance information for the Hotel for the years ended June 30, 2008 and 2007. For additional information, see Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7. "Financial Statements" - Note 2 to the Company's consolidated financial statements.

Fiscal Year Ended         Average           Average
     June 30,            Daily Rate        Occupancy%         RevPar
-----------------        ----------        ----------        ---------
      2008                 $175              84.1%             $148
      2007                 $160              75.8%             $122

HOTEL FINANCINGS

On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice.

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

As a condition of the Second Prudential Loan, Justice was required to utilize $1,500,000 of its line of credit with UCB to obtain a standby letter of credit to serve as security for potential liabilities arising out of the litigation then pending between the Partnership and Allied Construction Management, Inc. and its subcontractors (the "Allied Litigation") over disputed construction change orders. That standby letter of credit was released with the settlement of the Allied Litigation in June 2008. The annual fee for the letter of credit was one and one half percent of $1,500,000, which fee was paid in quarterly installments for the periods in which the letter of credit was in effect.

The term of the new line of credit facility with UCB matures on February 2, 2009 and has an annual interest rate, based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate or the Libor Rate plus two percent (4.50% as of June 30, 2008). As of June 30, 2008, there was $1,513,000 outstanding under the line of credit.

MORTGAGES

Information with respect to mortgage notes payable of the Company is set forth in Note 10 of the Notes to Consolidated Financial Statements.

REAL ESTATE PROPERTIES

At June 30, 2008, the Company's investment in real estate consisted of properties located throughout the United States, with a concentration in Texas and Southern California. These properties include eighteen apartment complexes, two single-family houses as strategic investments and two commercial real estate properties, one of which serves as the Company's corporate headquarters. All properties are operating properties with
exception of the Company's corporate office.   In addition to the properties,
the Company owns approximately 4.1 acres of unimproved real estate in Texas and 2 acres of unimproved land in Maui, Hawaii.

In the opinion of management, each of the properties is adequately covered by insurance. None of the properties are subject to foreclosure proceedings or litigation, other than such litigation incurred in the normal course of business. The Company's rental property leases are short-term leases, with no lease extending beyond one year.

Las Colinas, Texas.  The Las Colinas property is a water front apartment community along Beaver Creek that was developed in 1993 with 358 units on approximately 15.6 acres of land. The Company acquired the complex on April 30, 2004 for approximately $27,145,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. Real estate property taxes for the year ended June 30, 2008 were approximately $560,000. The outstanding mortgage balance was approximately $19,089,000 at June 30, 2008 and the maturity date of the mortgage is May 1, 2013.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2008 were approximately $181,000.

Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $9,788,000 at June 30, 2008 and the maturity date of the mortgage is May 1, 2013.

St. Louis, Missouri. The St. Louis property is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2008, real estate property taxes were approximately $179,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,700,000 at June 30, 2008 and the maturity date of the mortgage is May 29, 2013.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2008, real estate property taxes were approximately $49,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $4,146,000 at June 30, 2008 and the maturity date of the mortgage is July 1, 2014.

San Antonio, Texas. The San Antonio property is a two-story project with 132 units on approximately 4.3 acres. The Company acquired the complex on June 29, 1993 for $2,752,000. For the year ended June 30, 2008, real estate taxes were approximately $117,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,816,000 at June 30, 2008 and the maturity date of the mortgage is December 1, 2008.

Austin, Texas. The Austin property is a two-story project with 249 units on approximately 7.8 acres. The Company acquired the complex with 190 units on November 18, 1999 for $4,150,000. The Company also acquired an adjacent complex with 59 units on January 8, 2002 for $1,681,000. For the year ended June 30, 2008, real estate taxes were approximately $141,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $7,497,000 at June 30, 2008 and the maturity date of the mortgage is July 1, 2023. The Company also owns approximately 4.1 acres of unimproved land adjacent to this property.

Los Angeles, California. The Company owns two commercial properties, twelve apartment complexes, and two single-family houses in the general area of West Los Angeles.

The first Los Angeles commercial property is a 5,500 square foot, two story building that serves as the Company's corporate offices. The Company acquired the building on March 4, 1999 for $1,876,000. The property taxes for the year ended June 30, 2008 were approximately $27,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.
The outstanding mortgage balance was approximately $1,081,000 at June 30, 2008 and the maturity date of the mortgage is April 15, 2009.

The second Los Angeles commercial property is a 5,900 square foot commercial building. The Company acquired the building on September 15, 2000 for $1,758,000. The property taxes for the year ended June 30, 2008 were approximately $12,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $719,000 at June 30, 2008 and the maturity date of the mortgage is December 15, 2030.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30, 2006, real estate property taxes were approximately $19,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $985,000 at June 30, 2008 and the maturity date of the mortgage is December 1, 2018.

The second Los Angeles apartment complex is a 29,000 square foot three-story apartment with 27 units. This complex is held by Intergroup Woodland Village, Inc. ("Woodland Village"), which is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000. For the year ended June 30, 2008, real estate property taxes were approximately $55,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,751,000 at June 30, 2008 and the maturity date of the mortgage is October 1, 2029.

The third Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2008, real estate property taxes were approximately $31,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.
The outstanding mortgage balance was approximately $1,034,000 at June 30, 2008 and the maturity date of the mortgage is November 1, 2029.

The fourth Los Angeles apartment complex is a 10,500 square foot apartment with 9 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2008, real estate property taxes were approximately $24,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $774,000 at June 30, 2008 and the maturity date of the mortgage is December 31, 2029.

The fifth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2008, real estate property taxes were approximately $96,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $3,848,000 at June 30, 2008 and the maturity date of the mortgage is August 1, 2033.

The sixth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2008, real estate property taxes were approximately $61,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2003, the operations of this property stopped and in December 2003, major renovations of the property began. In May 2004, the Company obtained a construction loan in the amount of $6,268,000 as part of a major renovation. In July 2006, the renovation of the property was completed and renting of the apartments commenced. In August 2007, the construction loan was refinanced to a note payable in the amount of $6,850,000. This amount is the outstanding balance of the mortgage as of June 30, 2008. The maturity date of the mortgage is September 1, 2022.

The seventh Los Angeles apartment complex is a 3,000 square foot apartment with 4 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2008, real estate property taxes were approximately $15,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $414,000 at June 30, 2008 and the maturity date of the mortgage is August 1, 2030.

The eighth Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2008, real estate property taxes were approximately $14,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $693,000 at June 30, 2008 and the maturity date of the mortgage is December 1, 2018.

The ninth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2008, real estate property taxes were approximately $18,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.
The outstanding mortgage balance was approximately $1,018,000 at June 30, 2008 and the maturity date of the mortgage is December 1, 2018.

The tenth Los Angeles apartment complex is a 32,800 square foot two-story apartment with 24 units. The Company acquired the property on March 8, 2001 at an initial cost of approximately $2,859,000. For the year ended June 30, 2008, real estate property taxes were approximately $40,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,640,000 at June 30, 2008 and the maturity date of the mortgage is April 1, 2031.

The eleventh Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2008, real estate property taxes were approximately $17,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $539,000 at June 30, 2008 and the maturity date of the mortgage is November 1, 2029.

The twelfth Los Angeles apartment complex, which is owned 100% by the Company's subsidiary Santa Fe, is a 4,200 square foot two-story apartment with 2 units. Santa Fe acquired the property on February 1, 2002 at an initial cost of approximately $785,000. For the year ended June 30, 2008, real estate property taxes were approximately $10,000. Depreciation is recorded on the straight-line method based upon an estimated useful Life of 40 years. The outstanding mortgage balance was approximately $424,000 at June 30, 2008 and the maturity date of the mortgage is January 18, 2032.

The first Los Angeles single-family house is a 2,771 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. For the year ended June 30, 2008, real estate property taxes were approximately $9,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $449,000 at June 30, 2008 and the maturity date of the mortgage is December 1, 2030.

The second Los Angeles single-family house is a 2,201 square foot home. The Company acquired the property on August 22, 2003 at an initial cost of approximately $700,000. For the year ended June 30, 2008, real estate property taxes were approximately $10,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $491,000 at June 30, 2008 and the maturity date of the mortgage is November 1, 2033.

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

MORTGAGES

Information with respect to mortgage notes payable of the Company is set forth in Note 10 of the Notes to Consolidated Financial Statements.

ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) and the physical occupancy(gross potential rent less vacancy loss divided by gross potential rent) for each of the Company's operating properties for fiscal year ended June 30, 2008 are provided below.

                                        Economic              Physical
         Property                       Occupancy             Occupancy
         --------                       ---------            ----------
         Apartments:

         1.  Las Colinas,TX                72%                    92%
         2.  Morris County, NJ             95%                    99%
         3.  St. Louis, MO                 84%                    93%
         4.  Florence, KY                  89%                    96%
         5.  San Antonio, TX               72%                    86%
         6.  Austin, TX                    73%                    96%
         7.  Los Angeles, CA (1)           82%                    97%
         8.  Los Angeles, CA (2)           71%                   100%
         9.  Los Angeles, CA (3)           93%                    98%
         10. Los Angeles, CA (4)           89%                   100%
         11. Los Angeles, CA (5)           74%                    98%
         12. Los Angeles, CA (6)           81%                    91%
         13. Los Angeles, CA (7)           93%                   100%
         14. Los Angeles, CA (8)           94%                    94%
         15. Los Angeles, CA (9)           89%                    94%
         16. Los Angeles, CA (10)          85%                    98%
         17. Los Angeles, CA (11)          91%                    96%
         18. Los Angeles, CA (12)         100%                   100%

The Company's Los Angeles, California properties are subject to various rent control laws, ordinances and regulations which impact the Company's ability to adjust and achieve higher rental rates.

MANAGEMENT OF THE PROPERTIES

The Company may engage third party management companies as agents to manage certain of Company's residential rental properties. Effective December 2006, the Company terminated its property management agreement with JPI Management Services, L.P. and transitioned the management of its properties to Productive Property Management, Inc., effective January 2007 for all of its properties located outside of California with exception to the San Antonio and Las
Colinas, Texas properties.   The Agreement provides for a management fee equal
to 3.5% of the gross monthly receipts of each property. The management agreements are for a term of one year, but can be terminated by either party upon thirty days written notice. During the years ended June 30, 2008 and 2007, the management fees were $236,000 and $338,000, respectively.

The Company' entered into a Management Agreement with Century West Properties, Inc. ("Century West") to act as an agent of the Company to rent and manage all of the Company's residential rental properties in the Los Angeles, California area. The Management Agreement with Century West was for an original term of twelve months ending on July 31, 2006 and continues on a month-to-month basis, until terminated upon 30 days prior written notice. The Management Agreement provides for a monthly fee equal to 4% of the monthly gross receipts from the properties with resident managers and a fee of 4 1/2% of monthly gross receipts for properties without resident managers. During the years ended June 30, 2008 and 2007, the management fees were $168,000 and $122,000, respectively.

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel and real estate operations, the Company also invests from time to time in income producing instruments, corporate debt and equity securities, mortgage backed securities, securities issued by REIT's and other companies which invest primarily in real estate.

The Company's securities investments are made under the supervision of a Securities Investment Committee of the Board of Directors. The Committee currently has three members and is chaired by the Company's Chairman of the Board and President, John V. Winfield. The Committee has delegated authority to manage the portfolio to the Company's Chairman and President together with such assistants and management committees he may engage. The Committee has established investment guidelines for the Company's investments. These guidelines presently include: (i) corporate equity securities should be listed on the New York Stock Exchange (NYSE), NYSE ARCA, American Stock Exchange
(AMEX) or the Nasdaq Stock Market (NASDAQ); (ii) securities should be priced above $5.00 per share; and (iii) investment in a particular issuer should not exceed 5% of the market value of the total portfolio. The investment policies do not require the Company to divest itself of investments, which initially meet these guidelines but subsequently fail to meet one or more of the investment criteria. Non-conforming investments require the approval of the Securities Investment Committee. The Committee has in the past approved non-conforming investments and may in the future approve non-conforming investments. The Securities Investment Committee may modify these guidelines from time to time.

The Company's investment portfolio is diversified with 26 different equity securities. The Company has three individual positions that comprise more than 5% of the equity value of the portfolio with the largest being 23% of the value of the portfolio. The amount of the Company's investment in any particular issue may increase or decrease, and additions or reductions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reductions in other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. As of June 30, 2008, the fair market value of the Company's marketable securities was $6,706,000.

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2008, the Company had other investments of $6,798,000.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2008, the Company had no obligations for securities sold (equities short).

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2008, the Company had a margin balance of $2,633,000 and incurred $302,000 and $671,000 in margin interest expense during the year ended June 30, 2008 and 2007, respectively.

On July 18, 2003, the disinterested members of the respective Boards of Directors of the Company's subsidiary, Santa Fe and Santa Fe's subsidiary, Portsmouth, established a performance based compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the securities portfolios of those companies. On January 12, 2004, the disinterested members of the Securities Investment Committee of InterGroup also established a performance based compensation program for Mr. Winfield, which was ratified by the Board of Directors. The terms of that compensation arrangement are discussed in detail in Item 10 "Executive Compensation" of this Report. During the years ended June 30, 2008 and 2007, no performance based compensation was earned by the Company's CEO.

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

This is to update matters previously reported regarding the litigation and lien claims filed by Allied Construction Management, Inc. ("Allied") and eight subcontractors arising out of the renovation work performed on the San Francisco hotel property. As previously reported, the lien claims of Allied were reduced by the court from $2,062,000 to $1,167,000 as a result of settlements paid to subcontractors by Justice in November 2007. The balance of the dispute between Justice and Allied was submitted to arbitration pursuant to the terms of the construction contract.

On May 27, 2008, Justice, Evon and Portsmouth entered into a settlement and release agreement with Allied to settle all remaining claims asserted by Allied for the sum of $588,000. On June 5, 2008, the settlement payment was made by Justice at which time a release of Allied's lien claim was recorded and the action was dismissed with prejudice as to all parties.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is listed and trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market, LLC under the symbol: "INTG". The following table sets forth the high and low sales prices for the Company's common stock for each quarter of the last two fiscal years ended June 30, 2008 and 2007.


Fiscal 2008                           High                Low
-----------                           -----               -----
First Quarter 7/1 - 9/30             $18.48              $15.90
Second Quarter 10/1 - 12/31          $18.94              $17.52
Third Quarter 1/1 - 3/31             $18.50              $16.53
Fourth Quarter 4/1 - 6/30            $18.19              $15.78


Fiscal 2007                           High                Low
-----------                           -----               -----
First Quarter 7/1 - 9/30             $17.75              $14.50
Second Quarter 10/1 - 12/31          $19.98              $15.50
Third Quarter 1/1 - 3/31             $20.83              $18.30
Fourth Quarter 4/1 - 6/30            $20.00              $15.82

As of September 10, 2008, the number of holders of record of the Company's Common Stock was approximately 705. Such number of owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in names of various brokers, clearing agencies or other nominees. Including beneficial holders, there are approximately 1,100 shareholders of the Company's Common Stock.


DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2008, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category       Securities to     Weighted average   Remaining available
                      be issued       exercise price     for future issuance
                    upon exercise     of outstanding        under equity
                    of outstanding       options         compensation plans
                       options,        warrants and         (excluding
                     warrants and         rights             securities
                       rights                               reflected in
                                                             column (a))
                         (a)                (b)                 (c)
-------------------  ------------      -------------     -------------------
Equity compensation
plans approved by
security holders(1)    390,000             $9.13               60,000
----------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders      None               N/A                 None
----------------------------------------------------------------------------
     Total             390,000             $9.13               60,000
----------------------------------------------------------------------------

(1) The Company also has 53,652 shares of Common Stock available for future issuance pursuant to the 2007 Stock Compensation Plan for Non-Employee Directors, which plan was approved by security holders on February 21, 2007. Pursuant to the 2007 Plan, each non-employee director will receive, on July 1 of each year, an annual grant of a number of shares of Common Stock of the Company equal in value to $18,000 based on the fair market value of the Common Stock on the date of grant.


         SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
Fiscal        Number of      Average         as Part of Publicly     Yet Be Purchased
 2008          Shares       Price Paid        Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(April 1-         -              -                 -                    16,648
April 30)
--------------------------------------------------------------------------------------
Month #2
(May 1-           -              -                 -                    16,648
May 31)
--------------------------------------------------------------------------------------
Month #3
(June 1-         28         $17.11                28                    16,620
June 30)
--------------------------------------------------------------------------------------
Total            28         $17.11                28                    16,620
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

Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

The Company's principal business is conducted through Portsmouth's general and limited partnership interest in Justice, rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. Portsmouth has a 50.0% ownership interest in Justice and serves as one of the general partners. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, known as the Hilton San Francisco Financial District hotel (the "Hotel"). The financial statements of Justice have been consolidated with those of the Company, effective as of July 1, 2006. See Note 2 to the Consolidated Financial Statements.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. Properties include eighteen apartment complexes, two commercial real estate properties, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company's residential rental properties with exception of the San Antonio and Las Colinas, Texas properties, are managed by professional third party property management companies.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.


For the Year Ended June 30, 2008 as compared to June 30, 2007.

The Company had a net loss of $301,000 for the year ended June 30, 2008 compared to a net loss of $3,592,000 for the year ended June 30, 2007. The decrease in the net loss is primarily attributable to the significant decrease in the loss from Hotel operations, the significant gain recognized on the sale of real estate and improvement in the Company's real estate operations, partially offset by the significant loss incurred from investment transactions.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2008 and 2007.


For the years ended June 30,                                    2008            2007
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                               $ 29,426,000     $24,431,000
 Food and beverage                                            6,017,000       5,110,000
 Garage                                                       1,602,000       1,533,000
 Other operating departments                                    733,000         641,000
                                                             ----------      ----------
  Total hotel revenues                                       37,778,000      31,715,000
                                                             ----------      ----------
Operating expenses excluding interest, depreciation
  and amortization                                          (32,067,000)    (29,411,000)
                                                             ----------      ----------
Operating income                                              5,711,000       2,304,000

Interest expense                                             (2,858,000)     (2,919,000)
Depreciation and amortization expense                        (4,463,000)     (4,172,000)
                                                             ----------      ----------
Loss from hotel operations                                  $(1,610,000)    $(4,787,000)
                                                             ==========      ==========

For the year ended June 30, 2008, the Hotel generated operating income of approximately $5,711,000, before interest, depreciation and amortization, on operating revenues of approximately $37,778,000 compared to operating income of approximately $2,304,000 before interest, depreciation and amortization, on operating revenues of approximately $31,715,000 for the year ended June 30, 2007. The increase in Hotel operating income is primarily due to a higher average daily room rate and an increase in occupancy percentage resulting in an approximately $6,063,000 increase in Hotel revenues.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the years ended June 30, 2008 and 2007.

    Year Ended            Average           Average
     June 30,            Daily Rate        Occupancy%         RevPar
-----------------        ----------        ----------        ---------
      2008                 $175              84.1%             $148
      2007                 $160              75.8%             $122

Average daily room rates and occupancy have continued to improve since the Hotel's reopening in January 2006 as the Hotel approaches full stabilization and gets further penetration into the Financial District hotel market. As a result, the Hotel was able to achieve an increase in RevPar of $26 for the year ended June 30, 2008 compared the year ended June 30, 2007. While we expect operating revenues of the Hotel to continue to grow, that growth will probably be at a slower pace due to the uncertain economy and the impact of rising fuel costs on travel.

The Hotel's food and beverage operations remained challenging. Although management was able to trim the losses in that department to approximately $214,000 for the year ended June 30, 2008 from approximately $510,000 for the year ended June 30, 2007. The Hotel's food and beverage operations will continue to be an area of concern due to brand requirements of maintaining a three-meal, full service restaurant, the associated costs of union labor, and the intense competition in the San Francisco market for restaurants. Management will continue to focus on this area and will explore new and innovative ways to improve operations. One new concept that Management has recently initiated is the opening of a new wine bar "Flyte" in the lobby of the Hotel in August 2008.

With an uncertain economy, higher fuel prices and the possibility of a decline in business, group and leisure travel, management will also continue to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to increase the operating income of the Hotel. In the last two quarters of the year ended June 30, 2008, we have seen an improvement in operating costs of the Hotel as a percentage Hotel revenues as well as a reduction in general and administrative costs at the Partnership level for legal and consulting fees.

Minority interest related to Justice Investors decreased to $802,000 for the year ended June 30, 2008 from $2,423,000 for the year ended June 30, 2007.
The decrease is due to the reduced loss from the hotel operations to $1,610,000 for the year ended June 30, 2008 from $4,787,000 for the year ended June 30, 2007.

The Company had income from real estate operations of $795,000 for the year ended June 30, 2008 as compared to a loss from real estate operations of $2,048,000 for the year ended June 30, 2007. The significant improvement in the real estate operations is primarily the result of the increase in rental income coupled with the decrease in property operating expenses. Rental income from the Company's properties located outside of California increased by $868,000 while income from the Company's California portfolio increased by $718,000. The increase in the rental income from the properties located outside of California was primarily due to improved occupancy and rental rates as the result of management's efforts to improve the competitiveness of the Company's Las Colinas, Texas property through improvements and better service. The overall rental market has also improved across the country. The increase in rental income from the California real estate portfolio is primary attributable to the significant increase in the occupancy of the Company's newly renovated 30-unit apartment complex located in Los Angeles, California and the improvement in the occupancy and rental rates in the Los Angeles area. Property operating expenses decreased to $4,896,000 for the year ended June 30, 2008 from $5,832,000 for the year ended June 30, 2007 as the result of the $560,000 in real estate related legal expenses incurred during the year ended June 30, 2007 and management's overall effort to reduce property operating expenses across the Company's entire real estate portfolio and run the operations more efficiently during the year ended June 30, 2008. Property taxes decreased to $1,400,000 from $1,530,000 primarily as the result of management filing for a tax reassessment and decrease in property taxes at the Company's largest property located in Las Colinas, Texas. During the year ended June 30, 2008, there was an accidental fire in one of the Company's apartments. The Company received insurance proceeds of approximately $198,000 related to the fire damage. These proceeds were recorded as other income as the property that was damaged had been fully depreciated and had no book value.

In August 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and realized a gain on the sale of real state of $4,074,000 which is included in discontinued operations. As of June 30, 2007, this property was classified as property held for sale on the consolidated balance sheet. During the year ended June 30, 2008, the Company listed two additional properties for sale. These two properties are classified as properties held for sale on the consolidated balance sheet as of June 30, 2008. The gain on the sale of the 224-unit apartment complex and the related revenues and expenses for the two classified as properties held for sale are included under discontinued operations in the consolidated statements of operations.

The Company had a net loss on marketable securities of $1,561,000 for the year ended June 30, 2008 as compared to a net gain on marketable securities of $2,769,000 for the year ended June 30, 2007. For the year ended June 30, 2008, the Company had a net realized gain of $1,879,000 and a net unrealized loss of $3,440,000. For the year ended June 30, 2007, the Company had a net realized gain of $3,436,000 and a net unrealized loss of $667,000. Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Dividend and interest income decreased to $199,000 for the year ended June 30, 2008 from $561,000 for the year ended June 30, 2007 as a result of the decreased investment in income yielding securities during the fiscal year ended June 30, 2008.

Margin interest and trading expenses decreased to $1,625,000 for the year ended June 30, 2008 from $2,146,000 for the year ended June 30, 2007 primarily as the result of the decrease in margin interest expense to $302,000 from $671,000. The decrease is the result of the maintenance of lower margin balances.

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments net of other than temporary impairment losses. As of June 30, 2008, the Company had net other investments of $6,798,000. During the years ended June 30, 2008 and 2007, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $1,253,000 and $1,012,000, respectively.

The total provision for income tax decreased to $297,000 for the year ended June 30, 2008 from $1,381,000 for the year ended June 30, 2007 primarily as the result of the Company having a significantly lower pre-tax loss for the year ended June 30, 2008.

Minority interest, net of tax related to the Company's other subsidiaries increased to $1,147,000 for the year ended June 30, 2008 from $954,000 for the year ended June 30, 2007 primarily as the result of the higher net losses incurred by the Company's subsidiaries.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2008, the Company had investments in marketable equity securities of $6,706,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of June 30, 2008:

                                                             % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Dairy products                      $  1,540,000               23.0%
   Communications                         1,123,000               16.7%
   Financial                                721,000               10.8%
   Basic materials                          654,000                9.8%
   Medical                                  467,000                7.0%
   Transportation                           442,000                6.6%
   Others                                 1,759,000               26.1%
                                         ----------              ------
                                       $  6,706,000              100.0%
                                         ==========              ======

The Company's investment portfolio is diversified with 26 different equity securities. The Company has three individual positions that comprise more than 5% of the equity value of the portfolio with the largest being 23% of the value of the portfolio. The amount of the Company's investment in any particular issue may increase or decrease, and additions or reductions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reductions in other positions.

The following table shows the net gain(loss) on the Company's marketable securities and the associated margin interest and trading expenses for the respective years:

For the years ended June 30,               2008                   2007
                                       ------------           ------------
Net investment (losses)gains            $(1,561,000)          $  2,769,000
Impairment loss on other investments     (1,253,000)            (1,012,000)
Dividend and interest income                199,000                561,000
Margin interest                            (302,000)              (671,000)
Trading expenses                         (1,323,000)            (1,475,000)
                                       ------------           ------------
                                       $ (4,240,000)          $    172,000
                                       ============           ============


The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses.

As of June 30, 2008, the Company had net other investments of $6,798,000. During the years ended June 30, 2008 and 2007, the Company made investments in corporate debt instruments of a public company in the basic materials sector totaling $1,275,000 and $675,000, respectively.

During the years ended June 30, 2008 and 2007, the Company received common stock issued upon conversion or as payment of interest and penalties on convertible notes in this company. Through sales of this common stock, the Company was able to recover approximately $1,683,000 and $793,000 of its investments during the years ended June 2008 and 2007, respectively. The sales of this common stock were recognized as realized gains in the consolidated statement of operations in the respective years. As of June 30, 2008, Intergroup had $654,000 of this company's common stock included in its investment in marketable securities balance of $6,706,000. As of June 30, 2008, the Company still holds notes and convertible notes of this company totaling approximately $7,975,000, which includes $5,290,000 of principal and $2,685,000 of accrued interest and penalties.

In June 2008, the Company entered into an agreement to make additional investments in corporate debt instruments in the aggregate amount of $1,250,000. In addition, the Company's chairman agreed to invest in a like amount and on the same terms as the Companies. As of June 30, 2008, a total of $250,000 of the investment was made by the Company, leaving an aggregate remaining commitment from the Companies of $1,000,000. Subsequent to year end, additional investment funding was made in July and August 2008 in the total amount of $500,000, reducing the remaining commitment to $500,000.


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated from the operations of Justice Investors. The Company also receives revenues generated from its real estate operations and from the investment of its cash and securities assets. Since the operations of the Hotel were temporarily suspended on May 31, 2005, and significant amounts of money were expended to renovate and reposition the Hotel as a Hilton, Justice did not pay any partnership distributions until the end of March 2007. As a result, the Company had to depend more on the revenues generated from the investment of its cash and marketable securities during that transition period.

The Hotel started to generate cash flows from its operations in June 2006, which have continued to improve since that time. As a result, Justice was able to pay a total of $1,450,000 ($725,000 to the Company and $725,000 to minority partners) in limited partnership distributions for the year ended June 30, 2008 compared to $1,000,000 ($500,000 to the Company and $500,000 to
minority partners) for the year ended June 30, 2007. The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors. If cash flows from the Hotel operations continue to improve, the Partnership could be in a position to increase distributions to its limited partners in fiscal 2009.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Prudential Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The

Prudential Loan is without recourse to the limited and general partners of Justice. As of June 30, 2008 the Prudential Loan balance was approximately $28,735,000.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in the principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is without recourse to the limited and general partners of Justice. As of June 30, 2008, the Second Prudential Loan balance was approximately $18,747,000.

From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank ("UCB") paying off the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007.

The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs. The new line of credit facility matures on February 2, 2009 and the annual interest rate is based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate less 0.5%, or the LIBOR Rate plus 2%. As of June 30, 2008, there was a balance of $1,513,000 drawn by Justice under the new line of credit, with an annual interest rate at LIBOR plus two percent (4.50% as of June 30, 2008). During part of fiscal 2008 and 2007, Justice also utilized approximately $1,500,000 of the amount available under the line of credit in the form of a standby letter of credit related to the Allied Litigation. That letter of credit was retired with the settlement of the Allied Litigation in June 2008.

While the debt service requirements related to the two Prudential loans, as well as the utilization of the UCB line of credit, may create some additional risk for the Company and its ability to generate cash flows in the future since the Partnership's assets had been virtually debt free for an number of years, management believes that cash flows from the operations of the Hotel and the garage lease will continue to be sufficient to meet all of the Partnership's current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

In May 2008, the Company refinanced its $5,136,000 mortgage note on its 264-unit complex located in St. Louis, Missouri and obtained a new mortgage note payable in the amount of $5,700,000. The term of the note is 5 years with a fixed interest rate of 6.16%. In July 2008, the Company modified this note and borrowed an additional $500,000. The term and interest rate on the amended note of $6,194,000 remain the same.

In August 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and received net proceeds of approximately $7,739,000 after selling related costs. This property was classified as property held for sale on the consolidated balance sheet as of June 30, 2007.

In August 2007, the Company refinanced its $7,203,000 construction loan on its 30-unit apartment complex located in Los Angeles, California and obtained a mortgage note payable in the amount of $6,850,000. The term of the note is 15 years, with interest only for the first two years. The interest is fixed at 5.97%.

During the year ended June 30, 2008, the Company improved real estate properties in the aggregate amount of $1,111,000. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, shares of its Common Stock. Such repurchases may be made at the discretion of management and depending upon market conditions. During the year ended June 30, 2008, the Company acquired an additional 5,708 shares of its Common Stock for $99,000. Approximately 16,600 shares remain eligible for the Company to repurchase under that authorization.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The Company does not have any material contractual obligations or commercial commitments other than Justice's mortgage loans with Prudential, its revolving line of credit facility with UCB and notes payable on its rental properties.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no material off balance sheet arrangements.

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



Item 7.  Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                             Page
                                                                       ----

Report of Independent Registered Public Accounting Firm
  Burr, Pilger & Mayer LLP                                             31

Report of Independent Registered Public Accounting Firm
  PricewaterhouseCoopers LLP                                           32

Consolidated Balance Sheet at June 30, 2008                            33

Consolidated Statements of Operations for the
  years ended June 30, 2008 and 2007                                   34

Consolidated Statements of Shareholders' Equity for the years
  ended June 30, 2008 and 2007                                         35

Consolidated Statements of Cash Flows for the years ended
  June 30, 2008 and 2007                                               36

Notes to Consolidated Financial Statements                             37 - 57

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM -
                            BURR, PILGER & MAYER LLP


To the Board of Directors and
   Shareholders of The Intergroup Corporation:


We have audited the accompanying consolidated balance sheet of The Intergroup Corporation and its subsidiaries (the "Company") as of June 30, 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company's internal control over financial reporting for the year ended June 30, 2008. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion for the year ended June 30, 2008. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of June 30, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the 2007 consolidated financial statements to retrospectively apply the change in accounting for discontinued operations, as described in Note 5 to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2007 financial statements of the Company other than with respect to the adjustments for discontinued operations, and, accordingly, we do not express an opinion or any form of assurance on the 2007 financial statements taken as a whole.

/s/ Burr, Pilger & Mayer LLP

San Francisco, California
September 24, 2008

      Report of Independent Registered Public Accounting Firm



To the Board of Directors and Shareholders of The InterGroup Corporation

In our opinion, the consolidated statements of operations, of shareholders' equity and of cash flows for the year ended June 30, 2007, before the effects of the adjustments to retrospectively reflect the discontinued operations described in Note 5, present fairly, in all material respects, the results of operations and cash flows of The InterGroup Corporation and its subsidiaries for the year ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America (the 2007 financial statements before the effects of the adjustments discussed in Note 5 are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect discontinued operations described in
Note 5 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have properly applied. Those adjustments were audited by other auditors.


/s/ PricewaterhouseCoopers LLP

Irvine, California
September 28, 2007

                         THE INTERGROUP CORPORATION
                           CONSOLIDATED BALANCE SHEET

As of June 30,                                                       2008
                                                                  -----------
                                      ASSETS

  Investment in hotel, net                                       $ 48,122,000
  Investment in real estate, net                                   65,296,000
  Properties held for sale                                          7,064,000
  Investment in marketable securities                               6,706,000
  Other investments                                                 6,798,000
  Cash and cash equivalents                                         1,906,000
  Restricted cash                                                   1,653,000
  Other assets, net                                                 3,796,000
  Minority interest of Justice Investors                            6,793,000
                                                                  -----------
    Total assets                                                 $148,134,000
                                                                  ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and other liabilities                         $ 10,462,000
  Due to securities broker                                          2,633,000
  Lines of credit                                                   4,975,000
  Mortgage notes payable - hotel                                   47,482,000
  Mortgage notes payable - real estate                             61,433,000
  Mortgage notes payable - property held for sale                  10,313,000
  Deferred income taxes                                             2,086,000
                                                                  -----------
    Total liabilities                                             139,384,000
                                                                  -----------

Minority interest                                                   3,621,000
                                                                  -----------
Commitments and contingencies (Note 19)

Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares
   authorized; none issued                                                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,200,093 issued, 2,346,713 outstanding                             32,000
  Additional paid-in capital                                        8,791,000
  Retained earnings                                                 5,457,000
  Treasury stock, at cost, 853,380 shares                          (9,151,000)
                                                                  -----------
    Total shareholders' equity                                      5,129,000
                                                                  -----------
    Total liabilities and shareholders' equity                   $148,134,000
                                                                  ===========

The accompanying notes are an integral part of these consolidated financial statements.


                    THE INTERGROUP CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,                            2008           2007
                                                     -----------    -----------
Hotel operations:
  Hotel and garage revenues                         $ 37,778,000   $ 31,715,000
  Operating expenses                                 (31,359,000)   (28,850,000)
  Real estate taxes                                     (708,000)      (561,000)
  Interest expense                                    (2,858,000)    (2,919,000)
  Depreciation and amortization                       (4,463,000)    (4,172,000)
                                                     -----------    -----------
  Loss from hotel operations                          (1,610,000)    (4,787,000)
                                                     -----------    -----------
Real estate operations:
  Rental income                                       12,635,000     11,049,000
  Property operating expense                          (4,896,000)    (5,832,000)
  Real estate taxes                                   (1,400,000)    (1,530,000)
  Mortgage interest expense                           (3,497,000)    (3,548,000)
  Depreciation                                        (2,245,000)    (2,187,000)
  Other income                                           198,000              -
                                                     -----------    -----------
  Income(loss) from real estate operations               795,000     (2,048,000)
                                                     -----------    -----------
Investment transactions:
  Net (loss)gain on marketable securities             (1,561,000)     2,769,000
  Impairment loss on other investments                (1,253,000)    (1,012,000)
  Dividend and interest income                           199,000        561,000
  Margin interest and trading expenses                (1,625,000)    (2,146,000)
                                                     -----------    -----------
  Income(loss) from investment transactions           (4,240,000)       172,000
                                                     -----------    -----------

  General and administrative expense                  (1,817,000)    (1,747,000)
                                                     -----------    -----------
Loss before provision for income taxes and
  minority interest                                   (6,872,000)    (8,410,000)

Minority interest - Justice Investors, pre-tax           802,000      2,423,000
                                                     -----------    -----------
Loss before income taxes                              (6,070,000)    (5,987,000)

Provision for income tax benefit                       2,005,000      1,391,000
                                                     -----------    -----------
Loss before minority interest                         (4,065,000)    (4,596,000)
Minority interest, net of tax                          1,147,000        954,000
                                                     -----------    -----------
Loss from continuing operations                       (2,918,000)    (3,642,000)
                                                     -----------    -----------

Discontinued operations:
  Income from discontinued operations                    251,000         60,000
  Gain on sale of real estate                          4,074,000              -
  Provision for income tax expense                    (1,708,000)       (10,000)
                                                     -----------    -----------
Income from discontinued operations                    2,617,000         50,000
                                                     -----------    -----------
Net loss                                            $   (301,000)  $ (3,592,000)
                                                     ===========    ===========

Basic and diluted loss per share
  from continuing operations                        $      (1.24)  $      (1.55)
                                                     ===========    ===========
Basic and diluted income per share
  from discontinued operations                      $       1.11   $       0.02
                                                     ===========    ===========

Basic and diluted loss per share                    $      (0.13)  $      (1.53)
                                                      ===========   ===========

Weighted average number of common shares
  outstanding                                          2,350,591      2,353,695
                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.


                          THE INTERGROUP CORPORATION
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                           Additional
                                 Common     paid-in       Retained      Treasury
                       Shares     stock     capital       earnings       stock           Total
                    ----------   -------   ----------   -----------    -----------   -----------
Balance at
 June 30, 2006       3,193,745   $32,000   $8,675,000    $9,350,000    $(8,814,000)  $ 9,243,000

Net loss                                                 (3,592,000)                  (3,592,000)

Issuance of stock       2,400                  44,000                                     44,000

Purchase of
 treasury stock                                                           (238,000)     (238,000)
                    ----------   -------   ----------   -----------    -----------   -----------
Balance at
 June 30, 2007       3,196,145    32,000    8,719,000     5,758,000     (9,052,000)    5,457,000

Net loss                                                   (301,000)                    (301,000)

Issuance of stock        3,948                 72,000                                     72,000

Purchase of
 treasury stock                                                            (99,000)      (99,000)

                    ----------   -------   ----------   -----------    -----------   -----------
Balance at
 June 30, 2008       3,200,093   $32,000   $8,791,000   $ 5,457,000    $(9,151,000)  $ 5,129,000
                     =========   =======   ==========   ===========    ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.


                        THE INTERGROUP COPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30,                         2008           2007
                                                 -----------    -----------
Cash flows from operating activities:
Net loss                                         $  (301,000)  $ (3,592,000)
Adjustments to reconcile net loss
 to cash provided by operating activities:
  Gain on sale of real estate                     (4,074,000)             -
  Depreciation and amortization                    6,708,000      6,849,000
  Net unrealized loss on investments               3,440,000        667,000
  Impairment loss on other investments             1,253,000      1,012,000
  Minority interest                               (1,949,000)    (3,377,000)
  Stock compensation expense                          72,000         44,000
  Changes in assets and liabilities:
   Other assets                                     (218,000)       571,000
   Investment in marketable securities             7,617,000     10,756,000
   Other investments                              (2,757,000)    (1,962,000)
   Accounts payable and other liabilities         (1,935,000)     2,273,000
   Due to securities broker                       (5,502,000)    (3,397,000)
   Obligations for securities sold                (1,485,000)    (5,150,000)
   Deferred taxes                                   (404,000)    (1,391,000)
                                                 -----------    ------------
Net cash provided by operating activities            465,000      3,303,000
                                                 -----------   ------------
Cash flows from investing activities:
  Investment in hotel                             (2,931,000)    (2,355,000)
  Investment in real estate                       (1,111,000)      (920,000)
  Net proceeds from sale of real estate            7,739,000              -
  Investment in Santa Fe                            (154,000)      (239,000)
  Investment in Portsmouth                          (216,000)       (77,000)
  Restricted cash                                  2,456,000     (1,397,000)
                                                 -----------    -----------
Net cash provided by(used in) investing
  activities                                       5,783,000     (4,988,000)
                                                 -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable          12,550,000     19,325,000
  Principal payments on mortgage notes payable   (18,943,000)   (17,679,000)
  Net draw on line of credit                         717,000              -
  Purchase of treasury stock                         (99,000)      (238,000)
  Distribution to minority partners                 (725,000)      (500,000)
                                                 -----------    -----------
Net cash (used in)provided by financing
  activities                                      (6,500,000)       908,000
                                                 -----------    -----------
Net decrease in cash and cash equivalents           (252,000)      (777,000)
Cash and cash equivalents at beginning of
 year                                              2,158,000      2,935,000
                                                 -----------    -----------
Cash and cash equivalents at end of year         $ 1,906,000   $  2,158,000
                                                 ===========    ===========
Supplemental information:
  Income tax paid                                $   193,000    $   125,000
                                                  ==========     ==========
  Interest paid                                  $ 7,569,000    $ 8,079,000
                                                  ==========     ==========

Supplemental disclosure of non-cash activities:
 Consolidation of Justice Investors as of July 1, 2006
  Gross components:
   Assets(including cash of $2,352,000)                        $(42,975,000)
   Liabilities                                                   52,366,000
   Investment in Justice                                         (7,321,000)
   Minority interest                                             (2,343,000)


The accompanying notes are an integral part of these consolidated financial statements.

                      THE INTERGROUP CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES:

Description of the Business

The InterGroup Corporation, a Delaware corporation, ("InterGroup" or the "Company") was formed to buy, develop, operate and dispose of real property and to engage in various investment activities to benefit the Company and its shareholders.

As of June 30, 2008, the Company had the power to vote 79.9% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company's Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 11.7% of the common stock of Portsmouth. Portsmouth has a 50.0% limited partnership interest in Justice and serves as one of the two general partners. The other general partner, Evon Corporation ("Evon"), serves as the managing general partner. As discussed in Note 2, the financial statements of Justice are consolidated with those of the Company, effective the fiscal year beginning July 1, 2006.

Justice owns a 544 room hotel property located at 750 Kearny Street, San Francisco, California, known as the "Hilton San Francisco Financial District" (the "Hotel") and related facilities, including a five level parking garage. The Hotel was temporarily closed for major renovations from May 2005 to January 2006. The total construction costs related to the renovation project was approximately $37 million.

The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice also has a Management Agreement with Prism Hospitality L.P. ("Prism") to perform the day-to-day management functions of the Hotel. The Partnership also derives income from the lease of the parking garage to Evon and a lease of a portion of the lobby level of the Hotel to a day spa operator. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership's assets. Those fees are eliminated in consolidation.

In addition to the operations of the Hotel, the Company also generates income from the ownership of real estate. Properties include apartment complexes, commercial real estate, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. Most of the Company's residential rental properties, are managed by professional third party property management companies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all controlled subsidiaries. All significant inter-company transactions and balances have been eliminated.

Investment in Hotel, Net

The Hotel property and equipment are stated at cost less accumulated depreciation. Building and improvements are being depreciated on a straight-line basis over their estimated useful lives ranging from 5 to 39 years. Furniture, fixtures and equipment are being depreciated on a straight-line basis over their estimated useful lives ranging from 5 to 7 years.

Repairs and maintenance are charged to expense as incurred, and costs of significant renewals and improvements are capitalized.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets", the Company reviews its investment in Hotel for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If expected future cash flows (undiscounted and excluding interest costs) are less than the carrying value of the asset, the asset is written down to its estimated fair value. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived asset. No impairment losses on the investment in Hotel have been recorded for the years ended June 30, 2008 and 2007.

Investment in Real Estate, Net

Rental properties are stated at cost less accumulated depreciation. Depreciation of rental property is provided on the straight-line method based upon estimated useful lives of 5 to 40 years for buildings and improvements and 5 to 10 years for equipment. Expenditures for repairs and maintenance are charged to expense as incurred and major improvements are capitalized.

In accordance with SFAS No. 144, the Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2008 and 2007.

Properties held for sale - Discontinued Operations

Properties are classified as held for sale when management commits to a plan to sell the asset, the asset is available for immediate sale, an active program to locate a buyer has been initiated, the sale of the asset is probable, the sale of the asset is actively marketed and it is unlikely that significant changes to the sale plan will be made or withdrawn. As of June 30, 2008, the Company had two properties classified as held for sale in accordance with SFAS No. 144, which requires that depreciation on these properties be stopped.

Under the provisions of the Statement of Financial Accounting Standards No.144, Accounting for Impairment or Disposal of Long-Lived Assets, for properties disposed of during the year or for properties for which the Company actively markets for sale at a price that is reasonable in relation to its market value, the properties are required to be classified as held for sale on the balance sheet and accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these properties have been reclassified from continuing operations for the years ended June 30, 2008 and 2007 and reported as income from discontinued operations in the consolidated statements of operations.

Investment in Marketable Securities

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the consolidated statements of operations.

Other Investments

Other investments in non-marketable securities are carried at cost net of any impairment loss. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 2008 and 2007, the Company recorded impairment losses related to other investments of $1,253,000 and $1,012,000, respectively.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value. The Company maintains most of its cash balances at one financial institution. The Federal Deposit Insurance Corporation insures balances up to $100,000 in the aggregate per depositor.

Restricted Cash

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement reserves for the operating properties and tenant security deposits that are invested in certificates of deposit.

Other Assets, Net

Other assets include accounts receivable from Hotel and rental property, inventory, prepaid expenses, loan fees and franchise fees. Loan fees are stated at cost and amortized over the term of the loan using the straight-line method which approximates the effective interest method. Franchise fees are stated at cost and amortized over the life of the agreement of 15 years.

Accounts receivable from the Hotel and rental property customers are carried at cost less an allowance for doubtful accounts that is based on management's assessment of the collectibility of accounts receivable. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers.

Minority Interest

Minority interests in the net assets and earnings or losses of consolidated subsidiaries are reflected in the caption "Minority interest" in the Company's consolidated balance sheet and consolidated statements of operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiaries. As of June 30, 2008, the Company reported the minority interest of Justice Investors as an asset in the consolidated balance sheet as the result of the accumulated deficit at Justice Investors. Management believes the accumulated deficit is considered temporary as the Hotel was temporarily closed to undergo major renovations from May 2005 to January 2006. The Company expects the Hotel to be profitable, thereby reversing the accumulated deficit in the future.

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

Fair Value of Financial Instruments

The recorded values of cash and cash equivalents, accounts receivable, marketable securities, amounts due to securities brokers, accounts payable and accrued expenses approximate their fair values based on their short-term nature. As of June 30, 2008, the recorded value of mortgage notes payable approximates the fair value as the related interest rate is in line with market rates.

Revenue Recognition

Room revenues are recognized on the date upon which a guest occupies a room and or utilizes the Hotel's services.

Food and beverage revenues are recognized upon delivery.

Rental revenues from the garage and other are recognized on the straight-line method of accounting under which contractual rent payment increases are recognized evenly over the lease term, regardless of when the rent payments are received by Justice. The leases contain provisions for base rent plus a percentage of the lessees' revenues, which are recognized when earned.

Revenue recognition from apartment rentals commences when an apartment unit is placed in service and occupied by a rent-paying tenant. Apartment units are leased on a short-term basis, with no lease extending beyond one year.

Income Taxes

The provision for income tax expense or benefit differs from the amounts of income taxes currently payable because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities. Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates. Deferred tax expense is the result of changes in the amount of deferred income taxes during the period. Deferred tax assets, including net operating loss and tax credit carry forwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized. As of June 30, 2008, a valuation allowance of $1,171,000 was recorded against the Company's deferred tax assets.

From time to time, management must assess the need to accrue or disclose a possible loss contingency for proposed adjustments from various federal, state and foreign tax authorities that regularly audit the company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions.

The Company adopted Financial Accounting Standards Board(FASB) Interpretation No. 48(FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, effective July 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company's financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in income tax expense. There were no interest and penalties related to uncertain income tax positions that were accrued as of June 30, 2008 and during the period there were no changes in individual or aggregate unrecognized tax positions. The Company's income tax returns for the years ended June 30, 2004 to the present are subject to examination by major taxing authorities.

Environmental Remediation Costs

Liabilities for environmental remediation costs are recorded and charged to expense when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Recoveries of such costs are recognized when received. As of June 30, 2008, there were no liabilities for environmental remediation.

Stock-Based Compensation Plans

As of June 30, 2008, the Company currently has two stock compensation plans, which are more fully described in Note 17. On July 1, 2006, the Company implemented Statement of Financial Accounting Standards 123 (Revised), "Share-Based Payments" ("SFAS No. 123R") which replaced SFAS No. 123 and supersedes

Opinion No. 25 and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the "modified prospective method" where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2006. Additionally, compensation expense for unvested stock options that are outstanding at July 1, 2006 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option pricing model.

Earnings Per Share

Basic income(loss) per share is computed by dividing net income(loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income(loss) per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. As of June 30, 2008, the Company had 373,500 stock options that were considered potentially dilutive common shares and 16,500 stock options that were considered anti-dilutive. As of June 30, 2007, the Company had 371,250 stock options that were considered potentially dilutive common shares and 33,750 stock options that were considered anti-dilutive. However, the basic and diluted loss per share are the same as the result of the Company having a net loss from continuing operations for the years ended June 30, 2008 and 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board(FASB) issued Statement of Financial Accounting Standards No. 162(SFAS No. 162), The Hierarchy of Generally Accepted Accounting Principles. This new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 will become effective 60 days following the Securities and Exchange Commission's (SEC) approval of the Public Company Accounting Oversight Board amendments (PCAOB) to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.
The Company is currently evaluating the potential impact of SFAS No. 162 on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, and amendment to Accounting Research Bulletin (ARB) No. 51," (SFAS No. 160). This standard prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company. SFAS No. 160 is effective for the Company for fiscal year ending June 30, 2010. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities(SFAS No. 159). SFAS No. 159 provides entities with an irrevocable option to report selected financial assets and financial liabilities at fair value. It also establishes presentation and disclosure requirements that are designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS No. 159 are effective for the Company for the fiscal year ending June 30, 2009. The Company is currently evaluating the impact of the provisions of SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The provisions of SFAS 141R are effective for the Company for the fiscal year ending June 30, 2010. The Company is currently assessing the impact of SFAS 141R on its financial statements.


NOTE 2 - JUSTICE INVESTORS

On July 14, 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5" to amend the guidance in AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" (SOP 78-9) to be consistent with the consensus in Emerging Issues Task Force Issue No. 04-5 "Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-5). FSP SOP 78-9-1 eliminated the concept of "important rights" in paragraph .09 of SOP 78-9 and replaces it with the concepts of "kick out rights" and "substantive participating rights" as defined in Issue 04-5. In accordance with guidance set forth in FSP SOP 78-9-1, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights and has consolidated the financial statements of Justice with those of the Company effective as of July 1, 2006. For the year ended June 30, 2008 and 2007, the results of operations for Justice were consolidated with those of the Company.

Since the Hotel was temporarily closed to undergo major renovations from May 31, 2005 through January 12, 2006, there was no income from operations of the Hotel. Management anticipated losses during that period and for a period of time after the reopening as the Hotel ramped up its operations. To meet its substantial financial commitments for the renovation and repositioning of the Hotel, the Partnership had to rely on additional borrowings to meet its obligations. The value of the Hotel was adequate to serve as collateral for such lending facilities which provided the financial resources to meet its obligations. As a result of the renovation and repositioning of the Hotel and the operating losses incurred during the temporary closure and transition of the Hotel to a Hilton, the Partnership had an accumulated deficit as of June 30, 2008. Management considers that accumulated deficit to be temporary as the Hotel is now generating operating income before depreciation and amortization which has continued to improve since the Hotel's reopening. For the year ended June 30, 2008, the Partnership had a net loss of $1,610,000, which included approximately $4.5 million in non cash charges for depreciation and amortization. For the year ended June 30, 2007, the Partnership had a net loss of $4,787,000, which included approximately $4.2 million in non cash charges for depreciation and amortization. Management also believes that the revenues expected to be generated from the operations of the Hotel and the Partnership's leases will be sufficient to meet all of the Partnership's current and future obligations and financial requirements.


NOTE 3 - INVESTMENT IN HOTEL, NET

Hotel property and equipment as of June 30, 2008 consisted of the following:

                                             Accumulated       Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     16,279,000         (8,005,000)       8,274,000
Building and improvements   53,486,000        (16,376,000)      37,110,000
                          ------------       ------------     ------------
                          $ 72,503,000       $(24,381,000)    $ 48,122,000
                          ============       ============     ============

Depreciation expense for the years ended June 30, 2008 and 2007 were $4,408,000 and $4,128,000 respectively.

The Partnership leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases was $958,000 as of June 30, 2008. The accumulated amortization on capital leases was $478,000 as of June 30, 2008.


NOTE 4 - INVESTMENT IN REAL ESTATE, NET

At June 30, 2008, the Company's investment in real estate consisted of twenty-four properties located throughout the United States. These properties include eighteen apartment complexes, two single-family houses as strategic investments, and two commercial real estate properties, one of which serves as the Company's corporate headquarters. The Company also owns two unimproved real estate properties located in Austin, Texas and Maui, Hawaii.

As of June 30, 2008, investment in real estate included the following:

  Land                                    $  24,735,000
  Buildings, improvements and equipment      60,778,000
  Less: accumulated depreciation            (20,217,000)
                                             ----------
                                          $  65,296,000
                                             ==========

Depreciation expense from continuing operations for the years ended June 30, 2008 and 2007, was $2,245,000 and $2,187,000, respectively.


NOTE 5 - PROPERTIES HELD FOR SALE AND DISCONTINUED OPERATIONS

As of June 30, 2008, the Company had two properties located in Texas
classified as held for sale.   The revenues and expenses from the operation
for these properties along with the properties that were sold and/or listed as held for sale for the years ended June 30, 2008 and 2007, respectively, have been reclassified from continuing operations and reported as income from discontinued operations in the consolidated statements of operations for the respective years.

Revenues and expenses from the operation of these properties for the years ended June 30, 2008 and 2007 are summarized as follows:


     For the years ended June 30,                     2008               2007
                                                   ----------        ----------
      Revenues                                    $ 2,823,000       $ 3,814,000
      Expenses                                     (2,572,000)       (3,754,000)
                                                   ----------        ----------
     Income from discontinued operations          $   251,000       $    60,000
                                                   ==========        ==========

Depreciation and amortization expense from discontinued operations for the years ended June 30, 2008 and 2007, was $172,000 and $490,000, respectively.

In August 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and recognized a gain on the sale of real estate of $4,074,000 which is included in discontinued operations. This property was classified as property held for sale on the consolidated balance sheet as of June 30, 2007. The Company received net proceeds after selling costs of $7,739,000 and paid off the related outstanding mortgage note payable of $4,007,000.


NOTE 6 - INVESTMENT IN MARKETABLE SECURITIES

At June 30, 2008, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included the statement of operations. Trading securities are summarized as follows:


As of June 30, 2008
                               Gross         Gross            Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $ 5,869,000    $ 2,127,000     ($1,290,000)      $ 837,000      $ 6,706,000


As of June 30, 2008, the Company had $708,000 of unrealized losses related to securities held for over one year.

Net gain(loss)on marketable securities on the statement of operations are comprised of realized and unrealized gain(loss). Below is the composition of the two components for the years ended June 30, 2008 and 2007.

For the years ended June 30,                          2008             2007
                                                   -----------      -----------
Realized gain on marketable securities             $ 1,879,000      $ 3,436,000
Unrealized loss on marketable securities            (3,440,000)        (667,000)
                                                   -----------      -----------
Net (loss)gain on marketable securities            $(1,561,000)     $ 2,769,000
                                                   ===========      ===========

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2008, the Company had no obligations for securities sold (equities short) and had no naked short positions.


NOTE 7 - OTHER INVESTMENTS, NET

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments net of other than temporary impairment losses.

As of June 30, 2008, the Company had net other investments of $6,798,000, which consist of the following:


            Type                   Other Investments, Net
   ---------------------------     ----------------------
   Private equity hedge fund         $       6,434,000
   Corporate debt instruments                   64,000
   Other                                       300,000
                                     -----------------
                                     $       6,798,000
                                     =================


In accordance with Emerging Issues Task Force No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", the Company recorded impairment losses $1,253,000 and $1,012,000, respectively, during the years ended June 30, 2008 and 2007.

In June 2008, the Company entered into an agreement to make additional investments in corporate debt instruments in the aggregate amount of $1,250,000. In addition, the Company's chairman agreed to invest in a like amount and on the same terms as the Companies. As of June 30, 2008, a total of $250,000 of the investment was made by the Company, leaving an aggregate remaining commitment from the Companies of $1,000,000. Subsequent to year end, additional investment funding was made in July and August 2008 in the total amount of $500,000, reducing the remaining commitment to $500,000.

NOTE 8 - OTHER ASSETS, NET

Other assets consist of the following as of June 30, 2008:

  Accounts receivable, net   $ 1,140,000
  Prepaid expenses             1,001,000
  Inventory                      539,000
  Miscellaneous assets, net    1,116,000
                             -----------
  Total other assets         $ 3,796,000
                             ===========


NOTE 9 - LINE OF CREDIT:

In April 2004, the Company obtained a revolving $5,000,000 line of credit ("LOC"). The LOC carries a variable interest rate of 6.25% (lender's base rate plus 1%) as of June 30, 2008. Interest is paid on a monthly basis. As of June 30, 2008, the balance of the LOC was $3,462,000. The LOC was subsequently paid off as of September 10, 2008.

The Partnership has available a line of credit with a bank for $3,000,000 that expires on February 2, 2009. The interest rate is LIBOR plus 2% per annum or is based on the Wall Street Journal Prime Rate less 0.5% per annum, floating, as selected by the Partnership for each advance. The interest rate at June 30, 2008 was 4.50%. As of June 30, 2008, the outstanding balance on the line of credit was $1,513,000. Borrowings under the line of credit are subject to certain financial covenants, which are measured annually at December 31 of
each year.   The Partnership was not in compliance with certain covenants at
December 31, 2007. The Partnership received a waiver of such non-compliance from the bank in June 2008.


NOTE 10 - MORTGAGE NOTES PAYABLE

As of June 30, 2008, the Company had mortgage debt outstanding of $119,228,000. The two Hotel mortgages both carry fixed rates. The property mortgages carry variable rates from 6.70% to 8.44% and fixed rates ranging from 4.35% to 7.95%.

Each mortgage is secured by its respective land and building. Mortgage notes payable secured by real estate are comprised of the following information as of June 30, 2008:

               Number        Note            Note          Mortgage  Interest
  Property     of Units   Origination       Maturity        Balance     Rate
                              Date            Date
-----------  ----------- --------------   ------------    ---------    -----

SF Hotel     544 Rooms   July      2005   August    2015 $28,735,000   5.22%
SF Hotel     544 Rooms   March     2005   August    2015  18,747,000   6.42%
                                                         -----------
     Mortgage notes payable - hotel                      $47,482,000
                                                         ===========

Florence          157    June      2005   July      2014 $ 4,146,000   4.96%
Las Colinas       358    April     2004   May       2013  19,089,000   4.99%
Morris County     151    April     2003   May       2013   9,788,000   5.43%
St. Louis         264    May       2008   May       2013   5,700,000   6.73%
Los Angeles        24    May       2001   April     2031   1,640,000   7.15%
Los Angeles         5    September 2000   August    2030     414,000   7.59%
Los Angeles         2    January   2002   February  2032     424,000   6.45%
Los Angeles         1    February  2001   December  2030     449,000   8.44%
Los Angeles        31    September 2003   August    2033   3,848,000   4.35%
Los Angeles        30    August    2007   September 2022   6,850,000   5.97%
Los Angeles        27    October   1999   October   2029   1,751,000   7.73%
Los Angeles        14    December  1999   November  2029   1,034,000   7.89%
Los Angeles        12    November  2003   December  2018     985,000   6.38%
Los Angeles         9    February  2000   December  2029     774,000   7.95%
Los Angeles         8    May       2001   November  2029     539,000   7.00%
Los Angeles         7    November  2003   December  2018   1,018,000   6.38%
Los Angeles         4    November  2003   December  2018     693,000   6.38%
Los Angeles         1    October   2003   November  2033     491,000   5.75%
Los Angeles    Office    May       1999   April     2009   1,081,000   7.76%
Los Angeles    Office    September 2000   December  2013     719,000   6.71%
                                                         -----------
    Mortgage notes payable - real estate                 $61,433,000
                                                         ===========

Austin            249    June      2003   July      2023 $ 7,497,000   5.46%
San Antonio       132    November  1998   December  2008   2,816,000   6.62%
                                                         -----------
    Mortgage notes payable - properties held for sale    $10,313,000
                                                         ===========


On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice.

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

In May 2008, the Company refinanced its $5,136,000 mortgage note on its 264-unit complex located in St. Louis, Missouri and obtained a new mortgage note payable in the amount of $5,700,000. The term of the note is 5 years with a fixed interest rate of 6.16%. In July 2008, the Company modified this note and borrowed an additional $500,000. The term and interest rate on the amended note of $6,194,000 remain the same.

In August 2007, the Company refinanced its $7,203,000 construction loan on its 30-unit apartment complex located in Los Angeles, California and obtained a mortgage note payable in the amount of $6,850,000. The term of the note is 15 years, with interest only for the first two years. The interest is fixed at 5.97%.

The annual combined aggregate principal payments on the mortgage notes payable for the five-year period commencing July 1, 2008, and thereafter, are as follows:

                 Year ending June 30,
                      2009             $   1,927,000
                      2010                 5,814,000
                      2011                 2,153,000
                      2012                 2,293,000
                      2013                 2,413,000
                      Thereafter         104,628,000
                                         -----------
                       Total           $ 119,228,000
                                         ===========


NOTE 11 - HOTEL RENTAL INCOME

The Partnership has a lease agreement with Evon for the use of the parking garage expiring in November 2010. The lease provides the Partnership with minimum monthly payments of $20,000 and additional contingent rental income based on 60% of the gross parking revenues. For the years ended June 30, 2008 and 2007, the Partnership recorded rental income from Evon of $1,602,000 and $1,533,000, respectively. This income is included with the hotel and garage revenue on the consolidated statements of operations.

The Partnership has a lease agreement with Tru Spa, LLC for the use of the spa facilities expiring in May 2013. The lease provides the Partnership with minimum monthly payments of $14,000, subject to increases based on the Consumer Price Index.

Future minimum rentals to be received under existing non-cancelable operating leases as of June 30, 2008 for each of the next five years and in the aggregate are:

   For the year ending June 30,   Parking Garage    Spa Facilities     Total
                                  --------------    --------------   ----------
       2009                       $      237,000    $      165,000   $  402,000
       2010                              237,000           165,000      402,000
       2011                               99,000           165,000      264,000
       2012                                    -           165,000      165,000
       2013                                    -           151,000      151,000
                                  --------------    --------------   ----------
                                  $      573,000    $      811,000   $1,384,000
                                  ==============    ==============   ==========


NOTE 12 - HOTEL MANAGEMENT AGREEMENT

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. The agreement is effective for a term of ten years, unless the agreement is extended or terminated earlier as provided in the agreement. Under the management agreement, the Partnership is required to pay the base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income for the fiscal year exceeded the amount of the Partnership's return for the fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were earned during the year ended June 30, 2008. Management fees paid to Prism during the years ended June 30, 2008 and 2007 were $571,000 and $212,000, respectively.

Prior to the Prism management agreement, the Hotel was managed and operated by Dow Hotel Company LLC (Dow). Under the Dow management agreement, the Partnership was to pay base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income for the fiscal year exceeded the amount of the Partnership's return ($7 million). Dow was also entitled to incentive management fees if certain milestones were accomplished. No incentive management fees were paid during the year ended June 30, 2007. Management fees paid to Dow during the year ended June 30, 2007 was $311,000.


NOTE 13 - HILTON FRANCHISE LICENSE AGREEMENT

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

Beginning on the opening date, the Partnership pays monthly royalty fees for the first two years of three percent (3%) of the Hotel's gross room revenue for the preceding calendar month; the third year will be four percent (4%) of the Hotel's gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel's gross room revenue. The Partnership also pays a monthly program fee of four percent (4%) of the Hotel's gross revenue. The amount of the monthly program fee is subject to change; however, the increase can not exceed one percent of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. For the years ended June 30, 2008 and 2007, the royalty fees and program fees (collectively "Franchise fees") were $2,181,528 and $1,702,000, respectively.

The Partnership also pays Hilton a monthly information technology recapture charge of 0.75% of the Hotel's gross revenues. For the years ended June 30, 2008 and 2007, those charges were $221,000 and $183,000, respectively.


NOTE 14 - GENERAL PARTNERS COMPENSATION

Effective May 31, 2004, and as amended on February 23, 2006, the Partnership entered into a new General Partner Compensation Agreement (the "Compensation Agreement") with its two general partners, Evon and Portsmouth, to compensate them for their services to the Partnership, including the repositioning of the Hotel, the active oversight of its operations and the management of the Partnership's assets. The Compensation Agreement provides for annual base compensation equal to 1.5% of gross revenues for the fiscal year, payable in monthly installments, with a minimum annual base compensation of $262,000, subject to CPI percentage adjustments. From the minimum annual base compensation, 80% is to be paid to Evon as the managing general partner, and 20% is to be paid to Portsmouth as the other general partner. Base annual compensation in excess of the minimum is payable in equal amounts to Evon and Portsmouth. The maximum annual compensation that can be earned by the general partners is 1.5% of $40,000,000 of gross revenues, subject to CPI percentage adjustments. The Compensation Agreement will continue to remain in effect until otherwise amended by the Partnership.

During the years ended June 30, 2008 and 2007, the general partners were paid $285,000 and $283,000, respectively, for the minimum base compensation. For the years ended June 30, 2008 and 2007, additional compensation earned above the minimum base compensation was $232,000 and $184,000, respectively. Pursuant to the Compensation Agreement, the general partners are also eligible for incentive compensation based upon 5% of net operating income of the Partnership in excess of $7 million. No incentive compensation was earned during the years ended June 30, 2008 and 2007.

In accordance with the Compensation Agreement as restated on February 23, 2006, the general partners were entitled to certain fees for services rendered to the Partnership with the respect to repositioning the Hotel, which were to be paid equally to both general partners. The payments were due after six milestones in the restoration of the Hotel. As of June 30, 2007, all milestones had been achieved and all repositioning fees had been paid. There were no repositioning fees earned during the year ended June 30, 2008. For the year ended June 30, 2007, repositioning fees earned totaled $379,000.


NOTE 15 - INCOME TAXES

The provision for the Company's income tax benefit(expense) is comprised of the following:


For the years ended June 30,             2008                                    2007
                            ------------------------------------   -------------------------------------
                                         Discontinued                           Discontinued
                            Operations    Operations      Total     Operations   Operations     Total
                            -----------  -----------  ----------   ----------- ------------  ----------
Current tax expense         $  (107,000) $         -  $ (107,000)  $         -  $   (10,000) $   (10,000)
Deferred tax benefit          2,112,000   (1,708,000)    404,000     1,391,000            -    1,391,000
                            -----------  -----------   ---------   ------------ ------------  ----------
                            $ 2,005,000  $(1,708,000) $  297,000   $ 1,391,000  $   (10,000) $ 1,381,000
                            ===========  ===========  ==========   ============ ============  ==========

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:

For the years ended June 30,                       2008        2007
                                                 --------    --------
Income tax at federal statutory rates                34.0%       34.0%
State income taxes, net of federal benefit           12.4%        5.2%
Dividend received deduction                           1.5%        1.5%
Other adjustments                                   (11.9%)      (3.2%)
Valuation allowance                                 (19.0%)     (14.2%)
                                                 --------    --------
   Total income tax benefit                          17.0%       23.3%
                                                 ========    ========


The components of the deferred tax asset and liabilities as of June 30, 2008, are as follows:

Deferred tax assets
 Net operating loss carryforwards                            $  8,435,000
 Other investment impairment reserve                              649,000
 Accruals and reserves                                            929,000
 Valuation allowance                                           (1,171,000)
                                                               ----------
                                                                8,842,000
Deferred tax liabilities
 Deferred real estate gains                                    (8,831,000)
 Unrealized gains on marketable securities                       (363,000)
 Depreciation                                                     (47,000)
 Equity earnings                                               (1,380,000)
 State taxes                                                     (307,000)
                                                              -----------
                                                              (10,928,000)
                                                              -----------
Net deferred tax liability                                   $ (2,086,000)
                                                              ===========

As of June 30, 2008, the Company had net operating losses(NOLs) of $20,562,000 and $18,840,000 for federal and state purposes, respectively. Below is the break-down of the NOLs for Intergroup, Santa Fe and Portsmouth. The carryforward expires in varying amounts through the year 2025.

                                    Federal         State
                                  ----------    ----------
Intergroup                       $ 5,747,000   $ 7,369,000
Santa Fe                           4,514,000     1,445,000
Portsmouth                        10,301,000    10,026,000
                                  ----------    ----------
                                 $20,562,000   $18,840,000
                                  ==========    ==========

NOTE 16 - SEGMENT INFORMATION

The Company operates in three reportable segments, the operations of its multi-family residential properties, the operation of the hotel, and the investment of its cash and securities assets. These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this same information.

Information below represents reported segments for the years ended June 30, 2008 and 2007. Operating income for rental properties consist of rental income. Operating income(loss) from hotel operations consist of the operations of the hotel and garage. Operating income for investment transactions consist of net investment gain(loss) and dividend and interest income.


As of and
For the year ended           Hotel       Real estate    Investment                                Discontinued
June 30, 2008              Operations    operations    Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Operating income           $37,778,000   $12,833,000   $(1,362,000) $          -   $ 49,249,000   $  2,823,000   $ 52,072,000
Operating expenses         (39,388,000)  (12,038,000)   (2,878,000)            -    (54,304,000)    (2,572,000)   (56,876,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income        (1,610,000)      795,000    (4,240,000)            -     (5,055,000)       251,000     (4,804,000)

Gain on sale of real estate          -             -             -             -              -      4,074,000      4,074,000
General and administrative
  expense                            -             -             -    (1,817,000)    (1,817,000)             -     (1,817,000)
Income tax benefit(expense)          -             -             -     2,005,000      2,005,000     (1,708,000)       297,000
Minority interest              802,000             -             -     1,147,000      1,949,000              -      1,949,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (808,000)  $   795,000   $(4,240,000)  $ 1,335,000  $  (2,918,000)  $  2,617,000   $   (301,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total assets               $51,153,000   $65,296,000   $13,504,000   $11,117,000  $ 141,070,000   $  7,064,000   $148,134,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


As of and
For the year ended           Hotel       Real estate    Investment                                Discontinued
June 30, 2007              Operations    operations    Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Operating income           $31,715,000   $11,049,000   $ 3,330,000  $          -   $ 46,094,000   $  3,814,000   $ 49,908,000
Operating expenses         (36,502,000)  (13,097,000)   (3,158,000)            -    (52,757,000)    (3,754,000)   (56,511,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)  (4,787,000)   (2,048,000)      172,000             -     (6,663,000)        60,000     (6,603,000)

General and administrative
  expense                            -             -             -    (1,747,000)    (1,747,000)             -     (1,747,000)
Income tax benefit(expense)          -             -             -     1,391,000      1,391,000        (10,000)     1,381,000
Minority interest            2,423,000             -             -       954,000      3,377,000              -      3,377,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(2,364,000)  $(2,048,000)  $   172,000   $   598,000  $  (3,642,000)  $     50,000   $ (3,592,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total assets               $49,599,000   $74,671,000   $23,057,000   $10,028,000  $ 157,355,000   $  2,488,000   $159,843,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


NOTE 17 - STOCK-BASED COMPENSATION PLANS

The Company currently has two equity based compensation plans, The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (the "2007 Plan") and the 1998 Stock Option Plan for Selected Key Officers, Employees and Consultants (the "1998 Key Employee Plan"). Both plans were approved by the shareholders of the Company and adopted by the Board of Directors.

The stock to be available for issuance under the 2007 Plan shall be shares of the Company's Common Stock, par value $.01 per share, which may be unissued shares or treasury shares. Subject to certain adjustments upon changes in capitalization, a maximum of 60,000 shares of the Common Stock will be available for issuance to participants under the 2007 Plan. The 2007 Plan will terminate upon the earlier of the date all shares reserved for issuance have been awarded or February 21, 2017, if not sooner terminated by the Board of

Directors.

All non-employee directors are eligible to participate in the 2007 Plan. Each non-employee director as of the adoption date of the 2007 Plan shall be granted an award of 600 unrestricted shares of the Company's Common Stock. On each July 1 following the adoption date of the 2007 Plan, each non-employee director shall receive an automatic grant of a number of shares of Company's Common Stock equal in value to $18,000 based on 100% of the fair market value (as defined) of the Common Stock on the date of grant. All stock awards to non-employee directors will be unrestricted shares and are fully vested on the date of grant. The dollar amount of the annual grant is subject to further adjustment by the Board of Directors upon recommendation by the Compensation Committee.

The 2007 Plan was adopted to replace the 1998 Stock Option Plan for Non-Employee Directors (the "1998 Non-Employee Director Plan") since all options authorized to be issued under the 1998 Non-Employee Director Plan were exhausted in fiscal 2006. Although the 1998 Non-Employee Director Plan was terminated upon shareholder approval, and Board adoption, of the 2007 Plan, any outstanding options under the 1998 Non-Employee Director Plan remain effective in accordance with their terms.

For the years ended June 30, 2008 and 2007, the four non-employee directors of the Company each received a grant of 987 (3,948 total issued) and 600 (2,400 total issued) shares of Common Stock, respectively, pursuant to the 2007 Plan. For the years ended June 30, 2008 and 2007, the Company recorded expenses of approximately $72,000 and $44,000, respectively, related to the issuance of the Company's Common Stock.

The 1998 Key Employee Plan provides for the granting of stock options to purchase shares of the Company's common stock to key officers of the Company. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan may not exceed 300,000 (adjusted for stock split).
The Key Employee Plan shall terminate on the earliest to occur of (i) the dates when all of the Common Stock available under the Key Employee Plan shall have been acquired through the exercise of options granted under the Key Employee Plan; (ii) 10 years after the date of adoption of the Key Employee Plan by the Board; or (iii) such other date that the Board may determine.

The exercise price of any options granted shall be determined at the time of grant and shall not be less than 100% of the fair market value of the Common Stock at the time of the grant of the option. The term of the option shall not exceed 10 years from the date on which the option is granted. The vesting schedule for the options and the method or time that when the option may be exercised in whole or in part shall be determined by the Committee. However, in no event shall an option be exercisable within six months of the date of grant in the case of an optionee subject to Section 16(b) of the Exchange Act. Subject to certain exceptions, the option shall terminate six months after the optionee's employment with the Company terminates. No options to purchase shares were granted pursuant to the Key Employee Plan during fiscal 2008.

During the year ended June 30, 2008 and 2007, there were no options granted or exercised under the 1998 Key Employee Plan and the 1998 Non-Employee Director Plan. Accordingly, no stock-based compensation expense was recognized during the period related to these two stock option plans. Additionally, since inception of the 1998 Key Employee Plan and the 1998 Non-Employee Director Plan, there have been no options exercised. For the year ended June 30, 2008, 2,250 employee options were vested. However, the fair value of the vested options is considered immaterial.

The following table summarizes the stock options outstanding as of June 30, 2008:

                                      Number of          Weighted-average
                                       Shares            Exercise Price
                                      ----------         ---------------
Unexercised options
  Outstanding at June 30, 2006          405,000                   $9.91
Granted                                       -                       -
Exercised                                     -                       -
Forfeited                                     -                       -
                                      ----------         ---------------
Unexercised options
  Outstanding at June 30, 2007          405,000                   $9.91
Granted                                       -                       -
Exercised                                     -                       -
Forfeited                               (15,000)                 $35.11
                                      ----------         ---------------
Unexercised options
  Outstanding at June 30, 2008          390,000                   $9.13
                                      ==========         ===============

As of June 30, 2008, of the total 390,000 unexercised options outstanding, 4,500 were not yet vested.

Unexercised            Range of       Weighted Average  Weighted Average
Options                Exercise Price Exercise Price    Remaining Life
----------------      --------------  ----------------  ----------------
June 30, 2008         $7.92-$18.00      $ 9.13           1.50 years


NOTE 18 - RELATED PARTY TRANSACTIONS

The contractor that was selected to oversee the garage and the first four floors' renovation (excluding room upgrades) of the Hotel was the contractor who originally constructed the Hotel. He is also a partner in the Partnership and is a director of Evon Corporation, the managing general partner of the Partnership. The contractor is also a board member of Evon Corporation. At June 30, 2008 and 2007, there were $67,000 and $33,000, respectively, payable to the contractor. Services performed by the contractor are capitalized as fixed assets which totaled $399,000 and $1,256,000 for the year ended June 30, 2008 and 2007, respectively. Management believes these renovations were competitively priced.

The garage lessee, Evon, is the Partnership's managing general partner. Evon paid the Partnership $1,602,000 and $1,533,000 for the years ended June 30, 2008 and 2007, respectively, under the terms of the lease agreement. Rent receivable from Evon as of June 30, 2008 and 2007 was $15,000 and $33,000, respectively.

During the year ended June 30, 2008, the Company made additional investments in Santa Fe and Portsmouth totaling $154,000 and $216,000, respectively.

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

During the year ended June 30, 2008 and 2007, Mr. Winfield did not receive any performance based compensation.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment under capital leases expiring in various years through 2012. Capital lease obligations as of June 30, 2008 were $638,000 and are included in the accounts payable and other liabilities balance in the consolidated balance sheet.

Minimum future lease payments for assets under capital leases as of June 30, 2008 for each of the next five years and in aggregate are:

    Year ending June 30
          2009                                         $ 243,000
          2010                                           243,000
          2011                                           243,000
          2012                                            14,000
                                                        --------
            Total minimum lease payments:                743,000
            Less interest on capital leases             (105,000)
                                                        --------
            Present value of minimum lease payments    $ 638,000
                                                        ========

The Company leases equipment from an unrelated third party under operating leases with expiration dates through 2010. Minimum future operating lease commitments for equipment leases as of June 30, 2008 are as follows:

              Year ended June 30,
                   2009               $ 196,000
                   2010                  10,000
                                       --------
                                      $ 206,000
                                       ========

The Partnership was involved with a contract claim with one of its general contractors who recorded a mechanic's lien against the Partnership property arising out of the renovation work performed on the Hotel. The contractor had failed to pay a number of subcontractors who also filed mechanic's lien claims against the property. In November 2007, the Partnership entered into settlement agreements with the subcontractors and their liens were released. The balance of the dispute with the general contractor was submitted to arbitration pursuant to the terms of the construction contract. All remaining claims asserted by the general contractor were settled by the Partnership on June 5, 2008 for the sum of $588,000 and a release of the lien claim was recorded and the action dismissed. Management believes that all claims against the Partnership or on the property had been settled as of June 30, 2008.

The Company is involved from time to time in various claims in the ordinary course of business. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Disclosure of the appointment of Burr, Pilger & Mayer LLP as the Company's independent registered public accounting firm in October 2007 was previously reported and no additional disclosure is required under this Item.


Item 8A(T). Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.


MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, for the Company. In establishing adequate internal control over financial reporting, management has developed and maintained a system of internal control, policies and procedures designed to provide reasonable assurance that information contained in the accompanying consolidated financial statements and other information presented in this annual report is reliable, does not contain any untrue statement of a material fact or omit to state a material fact, and fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report.

Management conducted an evaluation of the effectiveness of Company's internal control over financial reporting using the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management believes that the Company's internal control over financial reporting was effective as of June 30, 2008.

This Annual Report on Form 10-KSB does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-KSB.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

None to report.


                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2008:

                         Position with
    Name                  the Company         Age       Term to Expire
------------------     ------------------     ---      -----------------
Class A Directors:

John V. Winfield      Chairman of the Board;   61    Fiscal 2009 Annual Meeting
(1)(4)(6)(7)          President and Chief
                      Executive Officer

Josef A. Grunwald     Director and Vice        60    Fiscal 2009 Annual Meeting
(2)(3)(5)(7)          Chairman of the Board

Class B Directors:

Gary N. Jacobs
(1)(2)(5)(6)(7)       Secretary; Director      63    Fiscal 2010 Annual Meeting

William J. Nance (1)
(2)(3)(4)(6)(7)       Director                 63    Fiscal 2010 Annual Meeting

Class C Director:

John C. Love          Director                 68    Fiscal 2008 Annual Meeting
(3)(4)

Other Executive Officers:

David C. Gonzalez     Vice President           41      N/A
                      Real Estate

Michael G. Zybala     Asst. Secretary          56      N/A
                      and Counsel

David T. Nguyen       Treasurer and            35      N/A
                      Controller
------------------

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

David C. Gonzalez -- Mr. Gonzalez was appointed Vice President Real Estate of the Company on January 31, 2001. Over the past 20 years, Mr. Gonzalez has served in numerous capacities with the Company, including Controller and Director of Real Estate.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2008 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14 to this Report. The Company will provide to any person without charge, upon request, a copy of its Code of Ethics by sending such request to: The InterGroup Corporation, Attn: Treasurer, 820 Moraga Drive, Los Angeles 90049. The Company does not maintain an Internet website. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K.

BOARD AND COMMITTEE INFORMATION

InterGroup's common stock is listed on the NASDAQ Capital Market tier of the NASDAQ Stock Market, LLC ("NASDAQ"). InterGroup is a small business issuer under the rules and regulations of the Securities and Exchange Commission ("SEC"). With the exception of the Company's President and CEO, John V. Winfield, all of InterGroup's Board of Directors consists of "independent" directors as independence is defined by the applicable rules of the SEC and NASDAQ.

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

Item 10.  Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company's principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiaries for each of the Company's last two completed fiscal years
ended June 30, 2008 and June 30, 2007.   There are currently no employment
contracts with the executive officers and no stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.


                         SUMMARY COMPENSATION TABLE

                              Fiscal                                All Other
Name and Principal Position    Year     Salary        Bonus       Compensation     Total
---------------------------    ----   ----------    ----------   ------------   ------------

John V. Winfield               2008   $522,000(1)   $      -      $166,000(2)    $ 688,000
Chairman, President and        2007   $522,000(1)   $      -      $153,000(2)    $ 675,000
Chief Executive Officer

David C. Gonzalez              2008   $180,000      $      -      $      -       $ 180,000
Vice President                 2007   $180,000      $      -      $      -       $ 180,000
Real Estate

David T. Nguyen                2008   $180,000(3)   $      -      $      -       $ 180,000
Treasurer and                  2007   $180,000(3)   $      -      $      -       $ 180,000
Controller

Michael G. Zybala              2008   $138,000(4)   $      -      $      -       $ 138,000
Asst. Secretary                2007   $162,000(4)   $      -      $      -       $ 162,000
and Counsel
---------------------------

(1) Mr. Winfield also serves as President and Chairman of the Board of the Company's subsidiary, Santa Fe, and Santa Fe's subsidiary, Portsmouth. Mr. Winfield received a salary from Santa Fe and Portsmouth in the aggregate amount of $255,000 from those entities for each of fiscal years 2008 and 2007, as well as director's fees totaling $12,000 for each year. Those amounts are included in this item.

(2) Amounts include an auto allowance and compensation for a portion of the salary of an assistant. The auto allowance was $29,000 and $23,000 during fiscal years 2008 and 2007, respectively. The amount of compensation related to the assistant was approximately $52,000 and $42,000 during fiscal years 2008 and 2007, respectively. During fiscal 2008 and 2007, the Company and its subsidiaries also paid annual premiums in the total amount of $85,000 for split dollar whole life insurance policies owned by, and the beneficiary of which are, a trust for the benefit of Mr. Winfield's family. Of the $85,000 in premiums paid each year, Santa Fe and Portsmouth paid $43,000 of that amount. The Company has a secured right to receive, from any proceeds of the policies, reimbursement of all premiums paid prior to any payment to the beneficiary.

(3) Mr. Nguyen's salary is allocated approximately 50% to the Company and 50% to Santa Fe and Portsmouth.

(4) For fiscal 2008, this amount includes $94,800 in salary and Special Hotel Committee fees allocated to and paid by Portsmouth and $16,200 in salary allocated to Santa Fe. For fiscal 2007, this amount includes $118,800 in salary and Special Hotel Committee fees allocated to Portsmouth and $16,200 in salary allocated Santa Fe.


On July 18, 2003, the disinterested members of the respective Boards of Directors of the Company's subsidiary, Santa Fe and Santa Fe's subsidiary, Portsmouth, established a performance based compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the securities portfolios of those companies. On January 12, 2004, the disinterested members of the Securities Investment Committee of InterGroup also established a performance based compensation program for Mr. Winfield, which was ratified by the Board of Directors. The Company's previous experience and results with outside money managers was not acceptable. Pursuant to the criteria established the Board of Directors, Mr. Winfield is entitled to performance compensation for his management of the securities portfolios of the Company and its subsidiaries equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published by the Wall Street Journal) plus 2%. Compensation amounts are earned, calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the companies have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be modified or terminated at the discretion of the respective Boards of Directors. No performance based compensation was earned or paid for fiscal years ended June 30, 2008 or 2007.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation. Since InterGroup, Santa Fe and Portsmouth are each public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity. For fiscal years 2008 and 2007, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.


Outstanding Equity Awards at Fiscal Year End.

The following table sets forth information concerning unexercised options for each named executive officer outstanding as of the end of the Company's last competed fiscal year ended June 30, 2008. There were no stock awards issued or outstanding to any named executive officer.


             Outstanding Equity Awards at Fiscal Year End

                     Number of           Number of
                     securities          securities
                     underlying          underlying
                     unexercised         unexercised        Option         Option
                     options(#)          options(#)         exercise      expiration
  Name               exercisable        unexercisable       price($)        date
--------             -----------        -------------       --------     -----------
John V. Winfield      225,000                  -            $ 7.92        12/21/2008

David C. Gonzalez      10,500              4,500(1)         $13.17        01/30/2011
-----------------

(1) Mr. Gonzalez's options vest at a rate of 2,250 shares per year on each January 31 for the next two years.


EQUITY COMPENSATION PLANS

The Company currently has two equity compensation plans, each of which has been approved by the Company's stockholders. Set forth below is a summary of those plans.

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

The exercise price of the option shall be determined at the time of grant and shall not be less than 100% of the fair market value of the Common Stock at the time of the grant of the option. The term of the option shall not exceed 10 years from the date on which the option is granted. The vesting schedule for the options and the method or time that when the option may be exercised in whole or in part shall be determined by the Committee. However, in no event shall an option be exercisable within six months of the date of grant in the case of an optionee subject to Section 16(b) of the Exchange Act. Subject to certain exceptions, the option shall terminate six months after the optionee's employment with the Company terminates. No options to purchase shares were granted pursuant to the Key Employee Plan during fiscal 2008.


1998 Stock Option Plan for Non-Employee Directors

On December 8, 1998, the Board of Directors of the Company adopted, subject to stockholder approval and ratification, a 1998 Stock Option Plan for Non-employee Directors (the "Plan"). The stockholders ratified that plan on January 27, 1999.

The stock offered under the Plan were shares of the Company's Common Stock, par value $.01 per share, which may be unissued shares or treasury shares. Subject to certain adjustments upon changes in capitalization, the aggregate number of shares to be delivered upon exercise of all options granted under the Plan were not to exceed 150,000 shares (adjusted for March 31, 2003 stock split).

Since all options authorized to be issued under the Plan were exhausted in fiscal 2006, the Plan was terminated upon shareholder approval, and Board adoption, of the 2007 Stock Compensation Plan for Non-Employee Directors described below; however, any outstanding options under the Plan remain effective in accordance with their terms.


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

The stock to be available for issuance under the 2007 Plan shall be unrestricted shares of the Company's Common Stock, par value $.01 per share, which may be unissued shares or treasury shares. Subject to certain adjustments upon changes in capitalization, a maximum of 60,000 shares (subject to changes in capitalization or other adjustments for corporate changes) of the Common Stock will be available for issuance to participants under the 2007 Plan.

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

For the fiscal year ended June 30, 2008, the four non-employee directors of the Company, Josef A. Grunwald, Gary N. Jacobs, John C. Love and William J. Nance, each received a grant of 987 shares of Common Stock pursuant to the 2007 Plan.

                          DIRECTOR COMPENSATION

                        Fees
                       Earned
                       or Paid        Stock        All Other
     Name             in Cash(1)     Awards(2)    Compensation      Total
-----------------     ---------     ----------    ------------     -------

Josef A. Grunwald     $22,000(3)       $18,000              -       $40,000

Gary N. Jacobs        $16,000          $18,000              -       $34,000

John C. Love          $66,000(4)       $18,000              -       $84,000

William J. Nance      $68,000(5)       $18,000              -       $86,000

John V. Winfield(6)
--------------

(1) Amounts shown include board retainer fees, committee fees and meeting fees.

(2) Amounts shown reflect value of 987 shares of Common Stock awarded on July 2, 2007 pursuant to the 2007 Stock Compensation Plan for Non-Employee Directors based on closing price of the Company's Common Stock of $18.24 on June 29, 2007.

(3) Mr. Grunwald also serves as a director of the Company's subsidiary, Portsmouth. This amount includes $6,000 in regular board fees paid to Mr. Grunwald by Portsmouth.

(4) Mr. Love also serves as a director of the Company's subsidiaries, Santa
    Fe and Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth. These amounts also include $30,000 in special hotel committee fees paid by Portsmouth related to the oversight its Hotel asset.

(5) Mr. Nance also serves as a director of the Company's subsidiaries, Santa Fe and Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth. These amounts also include $30,000 in special hotel committee fees paid by Portsmouth related to the oversight its Hotel asset.

(6) As Chief Executive Officer, the Company's Chairman, John Winfield, was not paid any board, committee or meetings fees. Mr. Winfield did receive a a total of $12,000 in regular board fees from the Company's subsidiaries, which is reported on the Summary Compensation Table.


Compensation of Directors

Until December 31, 2006, each director was paid a fee of $1,500 per quarter for a total annual compensation of $6,000. Directors were also eligible to receive $500 for each committee meeting attended and $600 for each committee meeting chaired. Members of the Audit Committee also received a fee of $500 per quarter. Directors who are also executive officers did not receive any fee for attending Board or Committee meetings. As an executive officer, the Company's Chairman has also elected to forego his annual board fee. Non-employee directors were eligible for grants of options to purchase shares of the Company's Common Stock pursuant to the 1998 Stock Option Plan for Non-Employee Directors. All of the options authorized to be issued under that Plan were exhausted effective with the July 1, 2005 option grants and that Plan was terminated.

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

Based on recommendations of the Administrative and Compensation Committee, the Board of Directors also approved a change in the amount and manner by which non-employee directors are to be paid cash compensation. Effective January 1, 2007, each non-employee director receives an annual cash retainer in the amount of $16,000, to be paid in equal quarterly payments. With the exception of members of the Audit Committee, non-employee directors will not receive any additional fees for attending Board or Committee meetings, but will be entitled to reimbursement of their reasonable expenses to attend such meetings. Members of the Audit Committee are paid a fee of $1,000 per quarter, with the Chair of that Committee to receive $1,500 per quarter. The previous cash compensation policy had been in effect since 1986.

Change in Control or Other Arrangements

Except for the foregoing, there are no other arrangements for compensation of Directors and there are no employment contracts between the Company and its Directors or any change in control arrangements.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 10, 2008, certain information with respect to the beneficial ownership of Common Stock of the Company (adjusted for stock split) owned by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.


 Name and Address of           Amount and Nature
Beneficial Owner (1)         of Beneficial Owner(2)     Percentage(3)
--------------------        ----------------------     -------------


John V. Winfield               1,613,953(4)                 62.6%

Josef A. Grunwald                129,588(3)                  5.4%

William J. Nance                  80,424(3)                  3.4%

Gary N. Jacobs                    32,502(3)(5)               1.4%

John C. Love                      29,027(3)                  1.2%

David C. Gonzalez                 26,250(6)                  1.1%

Michael G. Zybala                      0                       *

David T. Nguyen                        0                       *

All Directors and
Executive Officers as a
Group (8 persons)              1,911,774                    70.7%
------------------
*  Ownership does not exceed 1%.

(1) Unless otherwise indicated, the address for the persons listed is 820 Moraga Drive, Los Angeles, CA 90049.

(2) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(3) Percentages are calculated on the basis of 2,351,273 shares of Common Stock outstanding at September 10, 2008, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. The following options are included in director's shares: Josef A. Grunwald-32,400; William J. Nance-32,400; Gary N. Jacobs-26,400; John C. Love-26,400.

(4) Includes 225,000 shares of which Mr. Winfield has the right to acquire pursuant to options

(5) Other than his options, all shares of Mr. Jacobs are held by the Gary and Robin Jacobs Family Trust.

(6) Includes 10,500 shares of which Mr. Gonzalez has the right to acquire pursuant to options.


Changes in Control Arrangements

There are no arrangements that may result in a change in control of the Company.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2008 (adjusted for March 31, 2003 stock split), with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:



Plan category       Securities to     Weighted average   Remaining available
                      be issued       exercise price     for future issuance
                    upon exercise     of outstanding        under equity
                    of outstanding       options         compensation plans
                       options,        warrants and         (excluding
                     warrants and         rights             securities
                       rights                               reflected in
                                                             column (a))
                         (a)                (b)                 (c)
-------------------  ------------      -------------     -------------------

Equity compensation
plans approved by
security holders(1)    390,000             $9.13               60,000

----------------------------------------------------------------------------

Equity compensation
plans not approved
by security holders      None               N/A                 None

----------------------------------------------------------------------------
     Total             390,000             $9.13               60,000
----------------------------------------------------------------------------


(1) The Company also has 53,652 shares of Common Stock available for future issuance pursuant to the 2007 Stock Compensation Plan for Non-Employee Directors, which plan was approved by security holders on February 21, 2007. Pursuant to the 2007 Plan, each non-employee director will receive, on July 1 of each year, an annual grant of a number of shares of Common Stock of the Company equal in value to $18,000 based on the fair market value of the Common Stock on the date of grant.

Item 12.  Certain Relationships and Related Transactions, and
          Director Independence

On December 4, 1998, the Administrative and Compensation Committee authorized the Company to obtain whole life and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal 2008 and 2007, the Company paid annual premiums in the amount of approximately $85,000 for the split dollar insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

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

The Company, its subsidiary Santa Fe and Santa Fe's subsidiary, Portsmouth, have established performance based compensation programs for Mr. Winfield's management of the securities portfolios of those companies. The performance based compensation program was approved by the disinterested members of the respective Boards of Directors of the Company and its subsidiaries. No performance bonus compensation was paid to Mr. Winfield for the fiscal years ended June 30, 2008 and 2007.

In August 2007, Portsmouth agreed to make a $973,000 equity investment in the Company's wholly subsidiary, Intergroup Uluniu, Inc., a Hawaii corporation ("Uluniu") in exchange for a 50% equity position in Uluniu. Uluniu owns an approximately two-acre parcel of unimproved land located in Kihei, Maui, Hawaii which is held for development. Portsmouth's investment in Uluniu represents an amount equal to the costs paid by InterGroup for the acquisition and carrying costs of the property through August 2007. As of September 5, 2007, $758,000 of the investment amount was paid by Portsmouth and the proceeds were used by Uluniu to retire the mortgage on the property in the approximate amount of $756,000. On June 25, 2008, the balance of $215,000 was paid by Portsmouth to Uluniu.


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

3.4 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on August 6, 2007, incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007 as filed on September 28, 2007.

3 (ii) By-Laws

3.5 Amended and Restated By-Laws of The InterGroup Corporation, effective as of December 10, 2007, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K as filed on December 12, 2007.

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

23.1 Consent of Independent Registered Public Accounting Firm - Burr Pilger & Mayer LLP (filed herewith)

23.2   Consent of Independent Registered Public Accounting Firm -
       PricewaterhouseCoopers LLP (filed herewith)

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2008 and 2007 for professional services rendered by Burr, Pilger & Mayer, LLP (fiscal 2008) and PricewaterhouseCoopers LLP (fiscal
2007), the independent registered public accounting firms for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:


                                              Fiscal Year
                                       -------------------------
                                         2008             2007
                                       --------         --------
               Audit Fees              $277,000         $407,000
               Audit Related Fees             -                -
               Tax Fees                       -                -
               All Other Fees                 -                -
                                       --------         --------
                   TOTAL:              $277,000         $407,000
                                       ========         ========


Audit Committee Pre-Approval Policies

The Audit Committee shall pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accounting firm, subject to any de minimus exceptions that may be set for non-audit services described in
Section 10A(i)(1)(B) of the Exchange Act which are approved by the Committee prior to the completion of the audit. The Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Committee at its next scheduled meeting. All of the services described herein were approved by the Audit Committee pursuant to its pre-approval policies.

None of the hours expended on the independent registered public accounting firms' engagement to audit the Company's financial statements for the most recent fiscal year were attributed to work performed by persons other than the independent registered public accounting firm's full-time permanent employees.

                                SIGNATURES
                                ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: September 25, 2008         by /s/ John V. Winfield
      ------------------            ---------------------------------------
                                    John V. Winfield, Chairman of the Board,
                                    President and Chief Executive Officer


Date: September 25, 2008         by /s/ David T. Nguyen
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


Date: September 25, 2008            /s/ John V. Winfield
      ------------------            ---------------------------------------
                                    John V. Winfield, Chairman of the Board,
                                    President and Chief Executive Officer


Date: September 25, 2008            /s/ Josef A. Grunwald
      ------------------            ----------------------------------------
                                    Josef A. Grunwald, Vice Chairman of Board


Date: September 25, 2008            /s/ Gary N. Jacobs
      ------------------            ---------------------------------------
                                    Gary N. Jacobs, Director


Date: September 25, 2008            /s/ John C. Love
      ------------------            ---------------------------------------
                                    John C. Love, Director


Date: September 25, 2008            /s/ William J. Nance
      ------------------            ---------------------------------------
                                    William J. Nance, Director