Form 10-Q
period 2008-09-30
INTERGROUP CORP
filed 2008-11-12
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-Q

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

 [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number: 1-10324


                          THE INTERGROUP CORPORATION
                          --------------------------
           (Exact name of registrant as specified in its charter)


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


                                 (310) 889-2500
                          -----------------------------
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

   Large accelerated filer [ ]                 Accelerated filer [ ]

   Non-accelerated filer   [ ]                 Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.)   [ ] Yes [x] No

                                   INDEX
                          THE INTERGROUP CORPORATION


PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Condensed Consolidated Financial Statements:

 Condensed Consolidated Balance Sheets
   As of September 30, 2008(Unaudited) and June 30, 2008(Audited)       3

 Condensed Consolidated Statements of Operations(Unaudited)
   For the Three Months ended September 30, 2008 and 2007               4

 Condensed Consolidated Statements of Cash Flows(Unaudited)
   For the Three Months ended September 30, 2008 and 2007               5

  Notes to Condensed Consolidated Financial Statements (Unaudited)      6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            15

Item 4T. Controls and Procedures                                       23


Part  II.  OTHER INFORMATION


Item 6.  Exhibits                                                      24


SIGNATURES                                                             24


                                PART I
                         FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                                THE INTERGROUP CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                                                                September 30, 2008    June 30, 2008
                                                                   (Unaudited)          (Audited)
                                                                   ------------        -----------
                                      ASSETS
  Investment in hotel, net                                         $ 47,446,000       $ 48,122,000
  Investment in real estate, net                                     64,911,000         65,296,000
  Properties held for sale                                            7,066,000          7,064,000
  Investment in marketable securities                                 4,969,000          6,706,000
  Other investments, net                                              6,556,000          6,798,000
  Cash and cash equivalents                                           1,127,000          1,906,000
  Restricted cash                                                     1,711,000          1,653,000
  Other assets, net                                                   4,012,000          3,796,000
  Minority interest of Justice Investors                              7,122,000          6,793,000
                                                                    -----------        -----------
    Total assets                                                   $144,920,000       $148,134,000
                                                                    ===========        ===========
                             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and other liabilities                           $ 10,718,000       $ 10,462,000
  Due to securities broker                                            1,747,000          2,633,000
  Lines of credit                                                     1,500,000          4,975,000
  Mortgage notes payable - hotel                                     47,305,000         47,482,000
  Mortgage notes payable - real estate                               61,693,000         61,433,000
  Mortgage notes payable - property held for sale                    10,262,000         10,313,000
  Deferred income taxes                                               2,396,000          2,086,000
                                                                    -----------        -----------
    Total liabilities                                               135,621,000        139,384,000
                                                                    -----------        -----------

Minority interest                                                     3,449,000          3,621,000
                                                                    -----------        -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares
   authorized; none issued                                                                       -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,204,653 issued, 2,351,273 outstanding                               32,000             32,000
  Additional paid-in capital                                          8,863,000          8,791,000
  Retained earnings                                                   6,106,000          5,457,000
  Treasury stock, at cost, 853,380 shares                            (9,151,000)       (9,151,000)
                                                                    -----------        -----------
    Total shareholders' equity                                        5,850,000          5,129,000
                                                                    -----------        -----------
    Total liabilities and shareholders' equity                     $144,920,000       $148,134,000
                                                                    ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.


                          THE INTERGROUP CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the three months ended September 30,                    2008            2007
                                                         -----------    -----------
Hotel operations:
  Hotel and garage revenue                              $  9,299,000   $  9,786,000
  Operating expenses                                      (7,065,000)    (8,317,000)
  Real estate taxes                                         (177,000)      (177,000)
  Interest expense                                          (719,000)      (702,000)
  Depreciation and amortization                           (1,147,000)    (1,148,000)
                                                         -----------    -----------
  Income(loss) from hotel operations                         191,000       (558,000)
                                                         -----------    -----------
Real estate operations:
  Rental income                                            3,226,000      2,999,000
  Property operating expense                              (1,273,000)    (1,092,000)
  Real estate taxes                                         (366,000)      (385,000)
  Mortgage interest expense                                 (860,000)      (942,000)
  Depreciation                                              (549,000)      (550,000)
                                                         -----------    -----------
  Income from real estate operations                         178,000         30,000
                                                         -----------    -----------
Investment transactions:
  Net gain(loss) on marketable securities                  1,643,000     (1,377,000)
  Impairment loss on other investments                      (595,000)      (125,000)
  Dividend and interest income                                60,000         53,000
  Margin interest and trading expenses                      (338,000)      (432,000)
                                                         -----------    -----------
  Income(loss) from investment transactions                  770,000     (1,881,000)
                                                         -----------    -----------

General and administrative expense                          (381,000)      (429,000)
                                                         -----------    -----------
Income(loss) before income tax and minority interest         758,000     (2,838,000)

Minority interest - Justice Investors, pre-tax               (96,000)       278,000
                                                         -----------    -----------
Loss before income tax                                       662,000     (2,560,000)
Income tax (expense)benefit                                 (275,000)     1,078,000
                                                         -----------    -----------
Income(loss) before minority interest                        387,000     (1,482,000)

Minority interest, net of tax                                212,000        409,000
                                                         -----------    -----------
Income(loss) from continuing operations                      599,000     (1,073,000)
                                                         -----------    -----------

Discontinued operations:
  Income(loss) from discontinued operations                   85,000        (39,000)
  Gain on sale of real estate                                      -      4,074,000
  Provision for income tax expense                           (35,000)    (1,699,000)
                                                         -----------    -----------
Income from discontinued operations                           50,000      2,336,000
                                                         -----------    -----------
Net income                                              $    649,000   $  1,263,000
                                                         ===========    ===========

Net income(loss) per share from continuing operations
  Basic                                                 $       0.26   $      (0.46)
                                                         ===========    ===========
  Diluted                                               $       0.22   $      (0.46)
                                                         ===========    ===========
Net income per share from discontinued operations
  Basic                                                 $       0.02   $       0.99
                                                         ===========    ===========
  Diluted                                               $       0.02   $       0.99
                                                         ===========    ===========
Net loss per share
  Basic                                                 $       0.28   $       0.54
                                                         ===========    ===========
  Diluted                                               $       0.24   $       0.54
                                                         ===========    ===========

Weighted average shares outstanding                        2,347,853      2,352,335
                                                         ===========    ===========
Diluted weighted average shares outstanding                2,721,353      2,352,335
                                                         ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                          THE INTEGROUP CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

For the three months ended September 30,                  2008          2007
                                                      -----------    -----------
Cash flows from operating activities:
  Net income                                         $    649,000   $  1,263,000
  Adjustments to reconcile net income to
   cash provided by operating activities:
    Depreciation and amortization                       1,696,000      1,698,000
    Impairment loss on other investments                  595,000        125,000
    Gain on sale of real estate                                 -     (4,074,000)
    Net unrealized (gain)loss on investments             (561,000)     1,130,000
    Minority interest benefit                            (116,000)      (687,000)
    Stock compensation expense                             72,000         72,000
    Changes in assets and liabilities:
      Investment in marketable securities               2,298,000      7,505,000
      Other investments                                  (353,000)      (125,000)
      Other asset                                        (176,000)       (64,000)
      Accounts payable and other liabilities              256,000        652,000
      Due to securities broker                           (886,000)    (5,637,000)
      Obligation for securities sold                            -     (1,286,000)
      Deferred tax liability                              310,000        621,000
                                                      -----------    -----------
  Net cash provided by operating activities             3,784,000      1,193,000
                                                      -----------    -----------
Cash flows from investing activities:
  Net proceeds from sale of real estate                         -      7,739,000
  Investment in hotel                                    (471,000)    (1,348,000)
  Investment in real estate                              (166,000)      (665,000)
  Restricted cash                                         (58,000)       754,000
                                                      -----------    -----------
  Net cash (used in)provided by investing activities     (695,000)     6,480,000
                                                      -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable                  500,000      6,850,000
  Principal payments on mortgage notes payable           (468,000)   (12,419,000)
  Paydown of line of credit                            (3,475,000)    (3,000,000)
  Distributions to minority partner                      (425,000)             -
                                                      -----------    -----------
  Net cash used in financing activities                (3,868,000)    (8,569,000)
                                                      -----------    -----------

Net decrease in cash and cash equivalents                (779,000)      (896,000)
Cash and cash equivalents at beginning of
 period                                                 1,906,000      2,158,000
                                                      -----------    -----------
Cash and cash equivalents at end of period           $  1,127,000   $  1,262,000
                                                      ===========    ===========

Supplemental information:

Interest paid                                        $  1,863,000   $  1,914,000


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

As of September 30, 2008, the Company had the power to vote 79.9% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB:
SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company's Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 11.7% of the common stock of Portsmouth. Portsmouth has a 50.0% limited partnership interest in Justice Investors limited partnership ("Justice" or the "Partnership") and serves as one of the two general partners. The other general partner, Evon Corporation ("Evon"), serves as the managing general partner. The financial statements of Justice are consolidated with those of the Company.

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

The results of operations for the three months ended September 30, 2008 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2009.

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 162(SFAS No. 162), The Hierarchy of Generally Accepted Accounting Principles. This new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective on November 15, 2008. The Company does not believe SFAS No. 162 will have a significant impact on its financial statements.

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

Properties held for sale - Discontinued Operations

Properties are classified as held for sale when management commits to a plan to sell the asset, the asset is available for immediate sale, an active program to locate a buyer has been initiated, the sale of the asset is probable, the sale of the asset is actively marketed and it is unlikely that significant changes to the sale plan will be made or withdrawn. As of September 30, 2008, the Company had two properties classified as held for sale in accordance with SFAS No. 144, which requires that depreciation on these properties be stopped.

Under the provisions of the Statement of Financial Accounting Standards No.144, Accounting for Impairment or Disposal of Long-Lived Assets, for properties disposed of during the year or for properties for which the Company actively markets for sale at a price that is reasonable in relation to its market value, the properties are required to be classified as held for sale on the balance sheet and accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these properties have been reclassified from continuing operations for the three months ended September 30, 2008 and 2007 and reported as income from discontinued operations in the consolidated statements of operations.

Minority Interest

Minority interests in the net assets and earnings or losses of consolidated subsidiaries are reflected in the caption "Minority interest" in the Company's condensed consolidated balance sheet and condensed consolidated statements of operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiaries. As of September 30, 2008 and June 30, 2008, the Company reported the minority interest of Justice Investors as an asset in the condensed consolidated balance sheet as the result of the accumulated deficit at Justice Investors. Management believes the accumulated deficit is considered temporary as the Hotel was temporarily closed to undergo major renovations from May 2005 to January 2006. The Company expects the Hotel to be profitable, thereby reversing the accumulated deficit in the future. The minority interest in other subsidiaries is reported under the liability section in the condensed consolidated balance sheet as of September 30, 2008 and June 30, 2008.

Earnings Per Share

Basic income(loss) per share is computed by dividing net income(loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income(loss) per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. As of September 30, 2008, the Company had 373,500 stock options that were considered potentially dilutive common shares and 16,500 stock options that were considered anti-dilutive. As of September 30, 2007, the Company had 371,250 stock options that were considered potentially dilutive common shares and 18,750 stock options that were considered anti-dilutive.


NOTE 2 - INVESTMENT IN HOTEL, NET

Hotel property and equipment consisted of the following:

                                             Accumulated        Net Book
As of September 30, 2008      Cost           Depreciation         Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     16,461,000         (8,805,000)       7,656,000
Building and improvements   53,747,000        (16,695,000)      37,052,000
                          ------------       ------------     ------------
                          $ 72,946,000       $(25,500,000)    $ 47,446,000
                          ============       ============     ============

                                             Accumulated        Net Book
As of June 30, 2008           Cost           Depreciation         Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     16,279,000         (8,005,000)       8,274,000
Building and improvements   53,486,000        (16,376,000)      37,110,000
                          ------------       ------------     ------------
                          $ 72,503,000       $(24,381,000)    $ 48,122,000
                          ============       ============     ============

NOTE 3 - INVESTMENT IN REAL ESTATE

Investment in real estate included the following:

                                         September 30, 2008	     June 30, 2008
                                             ----------            ---------

  Land                                    $  24,735,000          $ 24,735,000
  Buildings, improvements and equipment      60,944,000            60,778,000
  Accumulated depreciation                  (20,768,000)          (20,217,000)
                                             ----------            ----------
                                          $  64,911,000          $ 65,296,000
                                             ==========            ==========


In July 2008, the Company modified the mortgage on its 264-unit apartment complex located in St. Louis, Missouri and borrowed an additional $500,000 bringing the outstanding of the note as of September 30, 2008 to $6,176,000. The term and the interest rate on the note remain the same.


NOTE 4 - PROPERTY HELD FOR SALE AND DISCONTINUED OPERATIONS

During the three months ended September 30, 2008, the Company had listed for sale its 249-unit apartment building located in Austin, Texas and its 132-unit apartment located in San Antonio, Texas (both classified as Held for Sale on the balance sheet). Under the provisions of the Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, for properties disposed of or listed for sale during the year, the revenues and expenses are accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these two properties have been reclassified from continuing operations for the three months ended September 30, 2008 and 2007 and are reported as income(loss) from discontinued operations in the consolidated statements of operations.

The revenues and expenses from the operation of these three properties during the three months ended September 30, 2008 and 2007, are summarized as follows:

For the three months ended September 30,      2008              2007
                                          ----------        ----------
      Revenues                            $  657,000       $   830,000
      Expenses                              (572,000)         (869,000)
                                          ----------        ----------
       Income(loss)                       $   85,000       $   (39,000)
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

At September 30, 2008, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings.
Trading securities are summarized as follows:


                             Gross              Gross             Net                Fair
Investment    Cost       Unrealized Gain   Unrealized Loss    Unrealized Gain        Value
---------- -----------   ---------------   ---------------    ---------------     -----------
As of September 30, 2008
Corporate
Equities   $ 3,571,000      $2,459,000       ($1,061,000)        $1,398,000       $4,969,000

As of June 30, 2008

Corporate
Equities   $ 5,869,000      $ 2,127,000      ($1,290,000)        $  837,000       $6,706,000


As of September 30, 2008 and June 30, 2008, the Company had unrealized losses of $748,000 and $708,000, respectively, related to securities held for over one year.

Net gain(loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains(losses). Below is the composition of the net gain(loss) for the three months ended September 30, 2008 and 2007, respectively.


For the three months ended September 30,                2008             2007
                                                    -----------      -----------
Realized gains on marketable securities             $ 1,082,000      $  (247,000)
Unrealized (losses)gains on marketable securities       561,000       (1,130,000)
                                                    -----------      -----------
Net (loss)gain on marketable securities             $ 1,643,000      $(1,377,000)
                                                    ===========      ===========

NOTE 6 - OTHER INVESTMENTS

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments net of other than temporary impairment losses.

As of September 30, 2008 and June 30, 2008, the Company had net other investments of $6,556,000 and $6,798,000, respectively, which consist of the following:


            Type                      September 30, 2008    June 30, 2008
   ---------------------------         -----------------  ----------------
   Private equity hedge fund           $       6,256,000  $      6,434,000
   Corporate debt instruments                          -            64,000
   Other                                         300,000           300,000
                                       -----------------  ----------------
                                       $       6,556,000  $      6,798,000
                                       =================  ================


In accordance with Emerging Issues Task Force No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", the Company recorded impairment losses $595,000 and $125,000, respectively, during the three months ended September 30, 2008 and 2007.

In June 2008, the Company entered into an agreement to make additional investments in corporate debt instruments in the aggregate amount of $1,250,000. In addition, the Company's chairman agreed to invest in a like amount and on the same terms as the Companies. As of September 30, 2008, a total of $1,000,000 of the investment has been made by the Company. In October 2008, the remaining investment of $250,000 was made.


NOTE  7 - FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of the Company's 2009 fiscal
year.   In February 2008, the FASB deferred the effective date of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until the beginning of fiscal year 2010. The Company adopted SFAS No. 157 with respect to financial assets and liabilities on July 1, 2008. There was no material effect on the financial statements upon adoption of this new accounting pronouncement. The impact on the financial statements from adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities has not yet been determined.

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the reporting entity's own assumptions

The assets measured at fair value on a recurring basis as of September 30, 2008 are as follows:


Assets:                                 Level 1      Level 2        Level 3      September 30, 2008
-----------                            ---------    ---------      ---------     ------------------
Cash                                  $1,127,000            -              -         $1,127,000
Restricted cash                        1,711,000            -              -          1,711,000
Investment in marketable securities    4,969,000            -              -          4,969,000
                                       ---------    ---------      ---------          ---------
                                      $7,807,000            -              -         $7,807,000
                                       =========    =========      =========          =========

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date.

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above include "Other investments in non-marketable securities," that were initially measured at cost and have been written down to fair value as a result of an impairment. The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis as of September 30, 2008:

                                                                                             Loss for the
                                                                                          Three months ended
Assets:                           Level 1    Level 2      Level 3    September 30, 2008   September 30, 2008
-----------                      ---------  ---------    ---------   ------------------   ------------------
Other non-marketable investments       -          -     $6,556,000     $6,556,000           $(595,000)


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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115." SFAS No. 159 provides entities with an irrevocable option to report selected financial assets and financial liabilities at fair value. It also establishes presentation and disclosure requirements that are designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on July 1, 2008 and chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as other assets, accounts payable, line of credit, and mortgage payables are reported at their carrying values.


NOTE 8 - LINES OF CREDIT

In April 2004, the Company obtained a revolving $5,000,000 line of credit ("LOC"). The LOC carries a variable interest rate(lender's base rate plus 1%). Interest is paid on a monthly basis. During the three months ended September 30, 2008, the outstanding balance on the line of credit of $3,462,000 was paid off. The LOC has matured as of September 30, 2008.

The Partnership has available a line of credit with a bank for $3,000,000 that expires on February 2, 2009. As of September 30, 2008, there was a balance of $1,500,000 drawn by Justice under the line of credit, with an annual interest rate at Prime less 0.5% (4.00% as of September 30, 2008).


NOTE 9 - STOCK BASED COMPENSATION PLANS

As of September 30, 2008, the Company currently has two stock compensation plans, which are more fully described in Note 17 of the Company's Form 10-KSB. The Company follows the Statement of Financial Accounting Standards 123 (Revised), "Share-Based Payments" ("SFAS No. 123R") which addresses accounting for equity-based compensation arrangements, including employee stock options. Under SFAS No. 123R, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2006. Additionally, compensation expense for unvested stock options that are outstanding at July 1, 2006 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option pricing model.

During the three months ended September 30, 2008, there were no options granted or exercised. Accordingly, no stock-based compensation expense was recognized during the period. Since inception of the two stock options plans, there have been no options exercised.

The following table summarizes the stock options outstanding as of September 30, 2008:

                                      Number of          Weighted-average
                                       Shares            Exercise Price
                                      ----------         ---------------
  Outstanding at June 30, 2007          405,000                   $9.91
Granted                                       -                       -
Exercised                                     -                       -
Forfeited                               (15,000)                 $35.11
                                      ----------         ---------------
  Outstanding at June 30, 2008          390,000                   $9.13
Granted                                       -                       -
Exercised                                     -                       -
Forfeited                                     -                       -
                                      ----------         ---------------
  Outstanding at September 30, 2008     390,000                   $9.13
                                      ==========         ===============
  Exercisable at September 30, 2008     385,500                   $9.13
                                      ==========         ===============


The range of exercise prices for the outstanding and exercisable options as of September 30, 2008 are as follows:

                           Number of   Range of        Weighted Average  Weighted Average
                           Options     Exercise Price  Exercise Price    Remaining Life
                           ---------   --------------  ----------------  ----------------
Outstanding options        390,000     $7.92-$18.00      $ 9.13           1.25 years
Exercisable options        385,000     $7.92-$12.70      $ 8.79           1.07 years


NOTE 10 - SEGMENT INFORMATION

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

Information below represents reported segments for the three months ended September 30, 2008 and 2007. Operating income(loss) from hotel operations consist of the operations of the hotel and garage. Operating income for rental properties consist of rental income. Operating income for investment transactions consist of net investment gain(loss) and dividend and interest income.


As of and for the
Three months ended            Hotel      Real Estate   Investment                                  Discontinued
September 30, 2008         Operations    Operations   Transactions      Other       Subtotal        Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $ 9,299,000   $ 3,226,000   $ 1,703,000  $          -   $ 14,228,000   $    657,000   $ 14,885,000
Operating expenses          (9,108,000)   (3,048,000)     (933,000)            -    (13,089,000)      (572,000)   (13,661,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income           191,000       178,000       770,000             -      1,139,000         85,000      1,224,000

General and administrative
  Expense                            -             -             -      (381,000)      (381,000)             -       (381,000)
Income tax expense                   -             -             -      (275,000)      (275,000)       (35,000)      (310,000)
Minority interest              (96,000)            -             -       212,000        116,000              -        116,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $    95,000       178,000   $   770,000   $  (444,000) $     599,000  $      50,000   $    649,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $41,740,000   $64,911,000   $11,525,000   $19,678,000  $ 137,854,000  $   7,066,000   $144,920,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


As of and for the
Three months ended            Hotel      Real Estate   Investment                                 Discontinued
September 30, 2007          Operations   Operations   Transactions     Other        Subtotal       Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $ 9,786,000   $ 2,999,000   $(1,449,000) $          -   $ 11,336,000   $    830,000   $ 12,166,000
Operating expenses         (10,344,000)   (2,969,000)     (432,000)            -    (13,745,000)      (869,000)   (14,614,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)    (558,000)       30,000    (1,881,000)            -     (2,409,000)       (39,000)    (2,448,000)

Gain on sale of real estate          -             -             -             -              -      4,074,000      4,074,000
General and administrative
  Expense                            -             -             -      (429,000)      (429,000)             -       (429,000)
Income tax benefit                   -             -             -     1,078,000      1,078,000)    (1,699,000)      (621,000)
Minority interest              278,000             -             -       409,000        687,000              -        687,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (280,000)       30,000   $(1,881,000)  $ 1,058,000  $  (1,073,000) $   2,336,000   $  1,263,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $51,625,000   $66,571,000   $14,422,000   $11,781,000  $ 144,399,000  $   6,938,000   $151,337,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


NOTE 11 - RELATED PARTIES

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

The garage lessee, Evon, is the Partnership's managing general partner. Under the terms of the lease agreement, Evon paid the Partnership $399,000 and $415,000 for the three months ended September 30, 2008 and 2007, respectively.

NOTE 12 - SUBSEQUENT EVENT

In October 2008, the Company refinanced its $2,800,000 mortgage note payable on its 132-unit apartment complex located in San Antonio, Texas (a held for sale property) and obtained a new $2,850,000 mortgage note payable. The new note matures on October 31, 2011 and has a fixed interest rate of 5.26% with no early prepayment penalty.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism and travel, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal business is conducted through Portsmouth's general and limited partnership interest in Justice, rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. Portsmouth has a 50.0% ownership interest in Justice and serves as one of the general partners. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, known as the Hilton San Francisco Financial District hotel (the "Hotel"). The financial statements of Justice have been consolidated with those of the Company.

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


Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

The Company had net income of $649,000 for the three months ended September 30, 2008 compared to net income $1,263,000 for the three months ended September 30, 2007. During most recent quarter, the Company had significant improvements in
all three of its operations.   The Company had income from investment
transactions of $770,000 compared to a loss of $1,881,000, income from hotel operations of $191,000 compared to a loss of $558,000 and income from real estate operations of $178,000 compared to income of $30,000. During the comparable quarter ended September 30, 2007, the Company sold a real estate property and recognized a gain on its sale of $4,074,000, which primarily resulted in the Company having net income of $1,263,000.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2008 and 2007.


For the three months ended September 30,                        2008            2007
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                                $ 7,588,000     $ 7,915,000
 Food and beverage                                            1,259,000       1,289,000
 Garage                                                         399,000         415,000
 Other operating departments                                     53,000         167,000
                                                             ----------      ----------
  Total hotel revenues                                        9,299,000       9,786,000
                                                             ----------      ----------
Operating expenses excluding interest, depreciation
  and amortization                                           (7,242,000)     (8,512,000)
                                                             ----------      ----------
Operating income                                              2,057,000       1,274,000

Interest expense                                               (719,000)       (702,000)
Depreciation and amortization expense                        (1,147,000)     (1,130,000)
                                                             ----------      ----------
Income (loss) from hotel operations                         $   191,000     $  (558,000)
                                                             ==========      ==========

For the three months ended September 30, 2008, the Hotel generated operating income of approximately $2,057,000, before interest, depreciation and amortization, on operating revenues of approximately $9,299,000 compared to operating income of approximately $1,274,000 before interest, depreciation and amortization, on operating revenues of approximately $9,786,000 for the three months ended September 30, 2007. The increase in Hotel operating income is primarily due to a significant decrease in operating expenses of approximately $1,270,000, offset by a decrease in operating revenues of approximately $487,000. The decrease in operating expenses is primarily attributable to certain nonrecurring legal and consulting fees incurred in the prior period related to construction litigation that was settled as of June 30, 2008 and for zoning issues. Operating expenses also decreased due to a decline in hotel occupancy during the current quarter and managements efforts to reduce costs. That decline in occupancy was also the primary reason for the decrease in operating revenues compared to the prior period.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended September 30, 2008 and 2007.

Three Months Ended         Average           Average
  September 30,           Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2008                   $187              81%              $152
      2007                   $177              89%              $158

While the Hotel was able to achieve an increase of approximately $10 in its average daily room rates for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, average occupancy percentage declined approximately 8%, and Rev Par decreased by approximately $6 from the comparable period. The operations of the Hotel began to feel the impact of the dramatic downturn in the domestic and international economies and markets during the first quarter and that impact is expected to continue through fiscal 2009. If that remains true, we expect Hotel operating revenues to be less than fiscal 2008.

Facing the prospect of a recession and a decline in business, group and leisure travel, both domestic and international, management has continued to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to stabilize and maintain operating income of the Hotel. As a result of those efforts, we have seen further reductions in operating costs of the Hotel as a percentage of Hotel revenues for the three months ended September 30, 2008. Management will also increase its sales and marketing efforts in what is expected to become an even more competitive hotel market in San Francisco. Management will also continue to explore new and innovative ways to improve operations and enhance the guest experience. One new concept that Management has recently initiated is the opening of a new wine bar "Flyte" in the lobby of the Hotel in August 2008.

Real estate operations improved to income of $178,000 for the three months ended September 30, 2008 from income of $30,000 for the three months ended September 30, 2007. The improvement was primarily attributable to the increase in rental income and the decrease in interest expense partially offset by the increase in operating expenses. Rental income increased to $3,226,000 from $2,999,000 primarily due to the increased occupancy and rental rates as the result of management's efforts to improve the competitiveness of the Company's properties through interior and exterior improvements. The largest improvement in rental income occurred at its 358-unit apartment located in Austin, Texas. Operating expense increased to $1,273,000 from $1,092,000 as the result of the improvements and providing better service. Interest expense decreased to

$860,000 from $942,000 primary as the result of a one-time expense of $59,000 related to the refinancing of the mortgage on the Company's newly renovated 30-unit apartment complex located in Los Angeles, California during the quarter ended September 30, 2007.

During the three months ended September 30, 2008, the Company had listed for sale its 249-unit apartment complex located in Austin, Texas and its 132-unit apartment complex located in San Antonio, Texas. The operations of these properties are classified under discontinued operations in the condensed consolidated statements of operations. During the three months ended September 30, 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and recognized a gain on the sale of real estate of $4,074,000. The operations and the related gain on the sale of real estate are also included under discontinued operations.

The Company had a net gain on marketable securities of $1,643,000 for the three months ended September 30, 2008 compared to a net loss of $1,377,000 for the three months ended September 30, 2007. For the three months ended September 30, 2008, the Company had a net realized gain of $1,082,000 and a net unrealized loss of $561,000. For the three months ended September 30, 2007, the Company had a net realized loss of $247,000 and net unrealized loss of $1,130,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of September 30, 2008, the Company had net other investments of $6,556,000. During the three months ended September 30, 2008 and 2007, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $595,000 and $125,000, respectively.

Margin interest and trading expenses decreased to $338,000 for the three months ended September 30, 2008 from $432,000 for the three months ended September 30, 2007 primarily as the result of the decrease in margin interest expense to $59,000 from $117,000. Margin interest expense decreased as the result of the maintenance of lower margin balances.

Minority interest related to Justice Investors changed to a minority interest expense of $96,000 for the three months ended September 30, 2008 compared to a minority interest benefit $278,000 for the three months ended September 30, 2007. The change is due to the income generated from hotel operations of $191,000 for the three months ended September 30, 2008 compared to a loss incurred from hotel operations of $558,000 for the three months ended September 30, 2007.

The total provision for income tax expense decreased to $310,000 for the three months ended September 30, 2008 from $621,000 for the three months ended September 30, 2007 primarily as the result of the Company having a significantly lower pre-tax income for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Minority interest related to Portsmouth and Santa Fe decreased to $212,000 for the three months ended September 30, 2008 from $409,000 for the three months ended September 30, 2007 primarily due to the lower loss incurred by Portsmouth and Santa Fe during the three months ended September 30, 2008.


MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company's investment portfolio is diversified with 20 different equity positions. The portfolio contains four individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 41% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of September 30, 2008, the Company had investments in marketable equity securities of $4,969,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of September 30, 2008 and June 30, 2008.

   As of September 30, 2008
                                                              % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
   --------------                      ------------           ----------

   Diary products                      $ 2,042,000               41.1%
   Basic materials                       1,431,000               28.8%
   Financial                               434,000                8.7%
   Pharmaceuticals and healthcare          398,000                8.0%
   Communications                          244,000                4.9%
   Other                                   420,000                8.5%
                                       ------------           ----------
                                       $ 4,969,000              100.0%
                                       ============           ==========

   As of June 30, 2008
                                                              % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
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

For the three months ended September 30,        2008                   2007
                                          --------------        --------------
Net gain(loss) on marketable securities    $  1,643,000           $ (1,377,000)
Impairment loss on other investments           (595,000)              (125,000)
Dividend & interest income                       60,000                 53,000
Margin interest expense                         (59,000)              (117,000)
Trading and management expenses                (279,000)              (315,000)
                                           ------------           ------------
                                           $    770,000           $ (1,881,000)
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

As of September 30, 2008, the Company had net other investments of $6,556,000. During the three months ended September 30, 2008 and 2007, the Company made investments in corporate debt instruments of a public company in the basic materials sector totaling $750,000 and $125,000, respectively.

During the three months ended September 30, 2008 and 2007, the Company received common stock issued upon conversion or as payment of interest and penalties on convertible notes in this company. Through sales of this common stock, the Company was able to recover approximately $1,871,000 and $40,000 of its investments during the three months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the Company had $828,000 of this company's common stock included in its investment in marketable securities balance of $4,969,000.


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated from the operations of Justice Investors. The Company also receives revenues generated from its real estate operations and from the investment of its cash and securities assets. Since the operations of the Hotel were temporarily suspended on May 31, 2005, and significant amounts of money were expended to renovate and reposition the Hotel as a Hilton, Justice did not pay any partnership distributions until the end of March 2007. As a result, the Company had to depend more on the revenues generated from the investment of its cash and marketable securities and from its real estate operations during that transition period.

The Hotel started to generate cash flows from its operations in June 2006, which have continued to improve since that time. For the three months ended September 30, 2008, Justice paid a total of $850,000 in limited partnership distributions, of which the Company received $425,000. No limited partnership distributions were paid in three months ended September 30, 2007. The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors, including establishment of reasonable reserves for debt payments and operating contingencies. The recent dramatic downturn in domestic and international economies and markets, and the prospect of a prolonged recession, are expected to have a negative impact on the operating results of the Hotel in fiscal 2009, which could reduce amounts available for limited partnership distributions.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Prudential Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. As of September 30, 2008 the Prudential Loan balance was approximately $28,614,000.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in the principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is without recourse to the limited and general partners of Justice. As of September 30, 2008, the Second Prudential Loan balance was approximately $18,691,000.

The Partnership also obtained a new unsecured $3,000,000 revolving line of credit facility from UCB to be utilized by the Partnership to meet any emergency or extraordinary cash flow needs. The new line of credit facility matures on February 2, 2009 and the annual interest rate is based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate less 0.5%, or the LIBOR Rate plus 2%. As of September 30, 2008, there was a balance of $1,500,000 drawn by Justice under the new line of credit, with an annual interest rate at Prime less 0.5% (4.00% as of September 30, 2008). It is expected that the Partnership will attempt to renew or extend its line of credit facility with UCB or to obtain a replacement facility with another lending institution in the near future.

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

In April 2004, the Company obtained a revolving $5,000,000 line of credit ("LOC"). The LOC carries a variable interest rate (lender's base rate plus 1%). Interest is paid on a monthly basis. During the three months ended September 30, 2008, the outstanding balance on the line of credit of $3,462,000 was paid off.

In July 2008, the Company modified the mortgage on its 264-unit apartment complex located in St. Louis, Missouri and borrowed an additional $500,000 bringing the outstanding of the note as of September 30, 2008 to $6,176,000. The term and the interest rate on the note remain the same.

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


CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.


Item 4T. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: November 11, 2008               by      /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: November 11, 2008               by      /s/ David Nguyen
                                              ------------------------------
                                              David Nguyen, Treasurer
                                              and Controller
                                             (Principal Financial Officer)