Form 10-Q
period 2008-12-31
INTERGROUP CORP
filed 2009-02-13
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-Q

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

                                   INDEX
                          THE INTERGROUP CORPORATION


PART  I.  FINANCIAL INFORMATION                                      PAGE

  Item 1.  Condensed Consolidated Financial Statements:

 Condensed Consolidated Balance Sheets
   As of December 31, 2008(Unaudited) and June 30, 2008(Audited)        3

 Condensed Consolidated Statements of Operations(Unaudited)
   For the Three Months ended December 31, 2008 and 2007                4

Condensed Consolidated Statements of Operations(Unaudited)
   For the Six Months ended December 31, 2008 and 2007                  5

 Condensed Consolidated Statements of Cash Flows(Unaudited)
   For the Six Months ended December 31, 2008 and 2007                  6

  Notes to Condensed Consolidated Financial Statements (Unaudited)      7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            20

Item 4T. Controls and Procedures                                       32


Part  II.  OTHER INFORMATION


Item 6.  Exhibits                                                      33


SIGNATURES                                                             33

                              PART I
                       FINANCIAL INFORMATION


Item 1. Condensed Consolidated Financial Statements


                                THE INTERGROUP CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                December 31, 2008    June 30, 2008
                                                                   (Unaudited)          (Audited)
                                                                   ------------        -----------
                                      ASSETS
  Investment in hotel, net                                         $ 46,800,000       $ 48,122,000
  Investment in real estate, net                                     64,468,000         65,296,000
  Properties held for sale                                            7,110,000          7,064,000
  Investment in marketable securities                                 6,741,000          6,706,000
  Other investments, net                                              7,056,000          6,798,000
  Cash and cash equivalents                                             583,000          1,906,000
  Restricted cash                                                     1,814,000          1,653,000
  Other assets, net                                                   4,389,000          3,796,000
  Minority interest of Justice Investors                              7,122,000          6,793,000
                                                                    -----------        -----------
    Total assets                                                   $146,083,000       $148,134,000
                                                                    ===========        ===========
                             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and other liabilities                           $ 11,589,000       $ 10,462,000
  Due to securities broker                                            2,795,000          2,633,000
  Line of credit                                                      1,756,000          4,975,000
  Mortgage notes payable - hotel                                     47,124,000         47,482,000
  Mortgage notes payable - real estate                               61,444,000         61,433,000
  Mortgage notes payable - property held for sale                    10,776,000         10,313,000
  Deferred income taxes                                               2,138,000          2,086,000
                                                                    -----------        -----------
    Total liabilities                                               137,622,000        139,384,000
                                                                    -----------        -----------

Minority interest                                                     3,130,000          3,621,000
                                                                    -----------        -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares
   authorized; none issued                                                                       -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,204,653 issued, 2,351,273 outstanding                               32,000             32,000
  Additional paid-in capital                                          8,959,000          8,791,000
  Retained earnings                                                   5,491,000          5,457,000
  Treasury stock, at cost, 853,380 shares                            (9,151,000)       (9,151,000)
                                                                    -----------        -----------
    Total shareholders' equity                                        5,331,000          5,129,000
                                                                    -----------        -----------
    Total liabilities and shareholders' equity                     $146,083,000       $148,134,000
                                                                    ===========        ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                          THE INTERGROUP CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the three months ended December 31,                     2008            2007
                                                         -----------    -----------
Hotel operations:
  Hotel and garage revenue                              $  8,644,000   $  9,619,000
  Operating expenses                                      (7,101,000)    (8,222,000)
  Real estate taxes                                         (176,000)      (177,000)
  Interest expense                                          (724,000)      (703,000)
  Depreciation and amortization                           (1,169,000)    (1,121,000)
  Loss on termination of garage lease                       (684,000)             -
                                                         -----------    -----------
  Loss from hotel operations                              (1,210,000)      (604,000)
                                                         -----------    -----------
Real estate operations:
  Rental income                                            3,180,000      3,125,000
  Property operating expense                              (1,319,000)    (1,183,000)
  Real estate taxes                                         (364,000)      (290,000)
  Mortgage interest expense                                 (857,000)      (856,000)
  Depreciation                                              (534,000)      (547,000)
                                                         -----------    -----------
  Income from real estate operations                         106,000        249,000
                                                         -----------    -----------
Investment transactions:
  Net gain on marketable securities                          445,000      1,375,000
  Dividend and interest income                                47,000         59,000
  Margin interest and trading expenses                      (301,000)      (373,000)
                                                         -----------    -----------
  Income from investment transactions                        191,000      1,061,000
                                                         -----------    -----------

General and administrative expense                          (423,000)      (402,000)
                                                         -----------    -----------
Income(loss) before income tax and minority interest      (1,336,000)       304,000

Minority interest - Justice Investors, pre-tax                     -        257,000
                                                         -----------    -----------
Income(loss) before income tax                            (1,336,000)       561,000
Income tax benefit(expense)                                  276,000       (190,000)
                                                         -----------    -----------
Income(loss) before minority interest                     (1,060,000)       371,000

Minority interest, net of tax                                414,000        (68,000)
                                                         -----------    -----------
Income(loss) from continuing operations                     (646,000)       303,000
                                                         -----------    -----------

Discontinued operations:
  Income from discontinued operations                         49,000         66,000
  Provision for income tax expense                           (18,000)       (22,000)
                                                         -----------    -----------
Income from discontinued operations                           31,000         44,000
                                                         -----------    -----------
Net (loss)income                                        $   (615,000)  $    347,000
                                                         ===========    ===========


Net (loss)income per share from continuing operations
  Basic                                                 $      (0.27)  $       0.13
                                                         ===========    ===========
  Diluted                                               $      (0.27)  $       0.11
                                                         ===========    ===========
Net income per share from discontinued operations
  Basic                                                 $       0.01   $       0.02
                                                         ===========    ===========
  Diluted                                               $       0.01   $       0.02
                                                         ===========    ===========
Net (loss)income per share
  Basic                                                 $      (0.26)  $       0.15
                                                         ===========    ===========
  Diluted                                               $      (0.26)  $       0.13
                                                         ===========    ===========

Weighted average shares outstanding                        2,354,403      2,352,395
                                                         ===========    ===========
Diluted weighted average shares outstanding                2,429,403      2,735,645
                                                         ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                          THE INTERGROUP CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the six months ended December 31,                       2008            2007
                                                         -----------    -----------
Hotel operations:
  Hotel and garage revenue                              $ 17,943,000   $ 19,405,000
  Operating expenses                                     (14,166,000)   (16,557,000)
  Real estate taxes                                         (353,000)      (354,000)
  Interest expense                                        (1,443,000)    (1,405,000)
  Depreciation and amortization                           (2,316,000)    (2,251,000)
  Loss on termination of garage lease                       (684,000)             -
                                                         -----------    -----------
  Loss from hotel operations                              (1,019,000)    (1,162,000)
                                                         -----------    -----------
Real estate operations:
  Rental income                                            6,406,000      6,124,000
  Property operating expense                              (2,592,000)    (2,275,000)
  Real estate taxes                                         (730,000)      (676,000)
  Mortgage interest expense                               (1,717,000)    (1,798,000)
  Depreciation                                            (1,083,000)    (1,097,000)
                                                         -----------    -----------
  Income from real estate operations                         284,000        278,000
                                                         -----------    -----------
Investment transactions:
  Net gain(loss) on marketable securities                  2,088,000         (2,000)
  Impairment loss on other investments                      (595,000)      (125,000)
  Dividend and interest income                               107,000        112,000
  Margin interest and trading expenses                      (639,000)      (805,000)
                                                         -----------    -----------
  Income(loss) from investment transactions                  961,000       (820,000)
                                                         -----------    -----------

General and administrative expense                          (804,000)      (831,000)
                                                         -----------    -----------
Loss before income tax and minority interest                (578,000)    (2,535,000)

Minority interest - Justice Investors, pre-tax               (96,000)       535,000
                                                         -----------    -----------
Loss before income tax                                      (674,000)    (2,000,000)
Income tax benefit                                             1,000        793,000
                                                         -----------    -----------
Loss before minority interest                               (673,000)    (1,207,000)

Minority interest, net of tax                                626,000        341,000
                                                         -----------    -----------
Loss from continuing operations                              (47,000)      (866,000)
                                                         -----------    -----------

Discontinued operations:
  Income from discontinued operations                        134,000         28,000
  Gain on sale of real estate                                      -      4,074,000
  Provision for income tax expense                           (53,000)    (1,626,000)
                                                         -----------    -----------
Income from discontinued operations                           81,000      2,476,000
                                                         -----------    -----------
Net income                                              $     34,000   $  1,610,000
                                                         ===========    ===========


Net loss per share from continuing operations
  Basic                                                 $      (0.02)  $      (0.37)
                                                         ===========    ===========
  Diluted                                               $      (0.02)  $      (0.37)
                                                         ===========    ===========
Net income per share from discontinued operations
  Basic                                                 $       0.03   $       1.05
                                                         ===========    ===========
  Diluted                                               $       0.03   $       1.05
                                                         ===========    ===========
Net income per share
  Basic                                                 $       0.01   $       0.68
                                                         ===========    ===========
  Diluted                                               $       0.01   $       0.68
                                                         ===========    ===========

Weighted average shares outstanding                        2,352,788      2,352,373
                                                         ===========    ===========
Diluted weighted average shares outstanding                2,427,788      2,735,623
                                                         ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                        THE INTEGROUP CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

For the six months ended December 31,                      2008          2007
                                                      -----------    -----------
Cash flows from operating activities:
  Net income                                         $     34,000   $  1,610,000
  Adjustments to reconcile net income to
   cash provided by(used in) operating activities:
    Depreciation and amortization                       3,399,000      3,348,000
    Loss on termination of garage lease                   684,000              -
    Impairment loss on other investments                  595,000        125,000
    Gain on sale of real estate                                 -     (4,074,000)
    Net unrealized (gain)loss on investments             (951,000)       112,000
    Minority interest                                    (530,000)      (876,000)
    Stock compensation expense                             72,000         72,000
        Changes in assets and liabilities:
      Investment in marketable securities                 916,000      2,418,000
      Other investments                                  (853,000)    (2,225,000)
      Other asset                                        (448,000)      (343,000)
      Accounts payable and other liabilities              250,000       (171,000)
      Due to securities broker                            162,000     (1,332,000)
      Obligation for securities sold                            -     (1,286,000)
      Deferred tax liability                               52,000        833,000
                                                      -----------    -----------
  Net cash provided by(used in) operating activities    3,382,000     (1,789,000)
                                                      -----------    -----------
Cash flows from investing activities:
  Net proceeds from sale of real estate                         -      7,739,000
  Investment in hotel                                    (801,000)    (2,314,000)
  Investment in real estate                              (301,000)      (767,000)
  Restricted cash                                        (161,000)     2,460,000
  Invest in Portsmouth                                     (7,000)       (28,000)
  Invest in Santa Fe                                       (3,000)       (77,000)
                                                      -----------    -----------
  Net cash (used in)provided by investing activities   (1,273,000)     7,013,000
                                                      -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable                1,004,000      6,850,000
  Principal payments on mortgage notes payable           (888,000)   (12,880,000)
  Paydown of line of credit                            (3,219,000)      (300,000)
  Distributions to minority partner                      (425,000)      (500,000)
  Exercise of stock options                                96,000              -
  Purchase of treasury stock                                    -         (2,000)
                                                      -----------    -----------
  Net cash used in financing activities                (3,432,000)    (6,832,000)
                                                      -----------    -----------

Net decrease in cash and cash equivalents              (1,323,000)    (1,608,000)
Cash and cash equivalents at beginning of
 period                                                 1,906,000      2,158,000
                                                      -----------    -----------
Cash and cash equivalents at end of period           $    583,000   $    550,000
                                                      ===========    ===========

Supplemental information:

Interest paid                                        $  3,575,000   $  3,759,000


Non cash investing activities:
  Note payable on termination of garage lease        $  (727,000)   $         -
                                                      ===========    ===========
  Fixed assets acquired, net of liabilities, upon
   termination of garage lease                       $    43,000    $         -
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

As of December 31, 2008, the Company had the power to vote 79.9% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB:
SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company's Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 11.7% of the common stock of Portsmouth. Portsmouth has a 50.0% limited partnership interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership") and serves as one of the two general partners. The other general partner, Evon Corporation ("Evon") served as the managing general partner until December 1, 2008. As further discussed in Note 2, the Limited Partnership Agreement was amended, effective December 1, 2008, to provide for a change in the respective roles of the general partners. Pursuant to that amendment, Portsmouth became the Managing General Partner of Justice while Evon assumed the role of Co-General Partner of Justice. The financial statements of Justice are consolidated with those of the Company.

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

The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice has a Management Agreement with Prism Hospitality L.P. ("Prism") to perform the day-to-day management functions of the Hotel. Until September 30, 2008, the Partnership also derived income from the lease of the parking garage to Evon. As further discussed in Note 10, effective October 1, 2008, Justice entered into an installment sale agreement with Evon to purchase the remaining term of the garage lease and related garage assets. Justice also leases a portion of the lobby level of the Hotel to a day spa operator. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership's assets. Those fees are eliminated in consolidation.

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

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2008.

The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2009.

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 162(SFAS No. 162), The Hierarchy of Generally Accepted Accounting Principles. This new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective on November 15, 2008. SFAS No. 162 did not have a significant impact on the Company's financial statements.

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


Properties held for sale - Discontinued Operations

Properties are classified as held for sale when management commits to a plan to sell the asset, the asset is available for immediate sale, an active program to locate a buyer has been initiated, the sale of the asset is probable, the sale of the asset is actively marketed and it is unlikely that significant changes to the sale plan will be made or withdrawn. As of December 31, 2008, the Company had two properties classified as held for sale in accordance with SFAS No. 144, which requires that depreciation on these properties be stopped.

Under the provisions of the Statement of Financial Accounting Standards No.144, Accounting for Impairment or Disposal of Long-Lived Assets, for properties disposed of during the year or for properties for which the Company actively markets for sale at a price that is reasonable in relation to its market value, the properties are required to be classified as held for sale on the balance sheet and accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these properties have been reclassified from continuing operations for the three and six months ended December 31, 2008 and 2007 and reported as income from discontinued operations in the consolidated statements of operations.


Minority Interest

Minority interests in the net assets and earnings or losses of consolidated subsidiaries are reflected in the caption "Minority interest" in the Company's condensed consolidated balance sheet and condensed consolidated statements of operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiaries. As of December 31, 2008 and June 30, 2008, the Company reported the minority interest of Justice Investors as an asset in the condensed consolidated balance sheet as the result of the accumulated deficit at Justice Investors. The accumulated deficit was primarily attributable to the temporary closing of the Hotel to undergo major renovations from May 2005 to January 2006 and subsequent net losses incurred by Justice due to substantial depreciation and amortization costs resulting from the renovations and operating losses as the Hotel ramped up operations after reopening. The Company expects the Hotel to be profitable in the future and the minority interest asset to be recoverable. Additionally, management believes that there is more than sufficient equity in the Hotel to support the carrying value of
this asset on the Company's consolidated financial statements.   However, due
to impact that the sharp deterioration of the U.S. economy has had on the lodging sector since September 2008, and facing the prospect of a significant recession for the immediate future, the Company believed that it would be most appropriate not to add to the existing minority interest asset of $7,122,000 balance beginning in the quarterly period ended December 31, 2008. As the result, the Company did not record a minority interest benefit of $608,000 representing 50% of the loss from the hotel operations on its consolidated statement of operations for the three ended December 31, 2008.


Earnings Per Share

Basic income(loss) per share is computed by dividing net income(loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income(loss) per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. As of December 31, 2008, the Company had 75,000 stock options that were considered potentially dilutive common shares and 42,000 stock options that were considered anti-dilutive. As of December 31, 2007, the Company had 383,250 stock options that were considered potentially dilutive common shares and 21,750 stock options that were considered anti-dilutive.

NOTE 2 - JUSTICE INVESTORS PARTNERSHIP AMENDMENTS

On December 1, 2008, Portsmouth and Evon, as the two general partners of Justice, entered into a 2008 Amendment to the Limited Partnership Agreement (the "Amendment") that provides for a change in the respective roles of the general partners. Pursuant to the Amendment, Portsmouth will assume the role of Managing General Partner and Evon will continue on as the Co-General Partner of Justice. The Amendment was ratified by approximately 98% of the limited partnership interests. The Amendment also provides that future amendments to the Limited Partnership Agreement may be made only upon the consent of the general partners and at least seventy five percent (75%) of the interests if the limited partners. Consent of at least 75% of the interests of the limited partners will also be required to remove a general partner pursuant to the Amendment.

Concurrent with the Amendment to the Limited Partnership Agreement, a new General Partner Compensation Agreement (the "Compensation Agreement") was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreement for the general partners. Pursuant to the Compensation Agreement, the general partners of Justice will be entitled to receive an amount equal to 1.5% of the gross annual revenues of the Partnership (as defined), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. In no event shall the annual compensation be less than a minimum base of approximately $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for its services as managing general partner and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base, will be payable in equal fifty percent (50%) shares to Portsmouth and Evon.


NOTE 3 - INVESTMENT IN HOTEL, NET

Hotel property and equipment consisted of the following:


                                             Accumulated        Net Book
As of December 31, 2008      Cost            Depreciation        Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     15,852,000         (8,805,000)       7,047,000
Building and improvements   53,870,000        (16,855,000)      37,015,000
                          ------------       ------------     ------------
                          $ 72,460,000       $(25,660,000)    $ 46,800,000
                          ============       ============     ============

                                             Accumulated        Net Book
As of June 30, 2008           Cost           Depreciation         Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     16,279,000         (8,005,000)       8,274,000
Building and improvements   53,486,000        (16,376,000)      37,110,000
                          ------------       ------------     ------------
                          $ 72,503,000       $(24,381,000)    $ 48,122,000
                          ============       ============     ============

NOTE 4 - INVESTMENT IN REAL ESTATE

Investment in real estate included the following:

                                         December 31, 2008      June 30, 2008
                                         -----------------      -------------

  Land                                    $  24,735,000          $ 24,735,000
  Buildings, improvements and equipment      61,037,000            60,778,000
  Accumulated depreciation                  (21,304,000)          (20,217,000)
                                             ----------            ----------
                                          $  64,468,000          $ 65,296,000
                                             ==========            ==========


In July 2008, the Company modified the mortgage on its 264-unit apartment complex located in St. Louis, Missouri and borrowed an additional $500,000. As of December 31, 2008, the outstanding balance of the note was $6,150,000. The term and the interest rate on the note remain the same.

In October 2008, the Company refinanced the mortgage on its 132-unit apartment located in San Antonio, Texas and obtained a new mortgage loan in the amount of $2,850,000. The interest rate on the loan was fixed at 5.26% and the loan matures in October 2011. In December 2008, the Company modified this loan and borrowed an additional $504,000. As part of the loan modification, the fixed interest rate on the loan was reduced to 5.0% with no change to the maturity date.


NOTE 5 - PROPERTY HELD FOR SALE AND DISCONTINUED OPERATIONS

As of December 31, 2008, the Company had listed for sale its 249-unit apartment building located in Austin, Texas and its 132-unit apartment located in San Antonio, Texas (both classified as Held for Sale on the balance sheet). Under the provisions of the Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, for properties disposed of or listed for sale during the year, the revenues and expenses are accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these two properties have been reclassified from continuing operations for the three and six months ended December 31, 2008 and 2007 and are reported as income(loss) from discontinued operations in the consolidated statements of operations.

In August 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and recognized a gain on the sale of real estate of $4,074,000. The Company received net proceeds after selling costs of $7,739,000 and paid off the related outstanding mortgage note payable of $4,007,000.

The revenues and expenses from the operation of these three properties during the three and six months ended December 31, 2008 and 2007, are summarized as follows:

For the three months ended December 31,      2008              2007
                                          ----------        ----------
      Revenues                            $  661,000       $   663,000
      Expenses                              (612,000)         (597,000)
                                          ----------        ----------
       Income                             $   49,000       $    66,000
                                          ==========        ==========

For the six months ended December 31,        2008              2007
                                          ----------        ----------
      Revenues                            $1,318,000       $ 1,493,000
      Expenses                            (1,184,000)       (1,465,000)
                                          ----------        ----------
       Income                             $  134,000       $    28,000
                                          ==========        ==========


NOTE 6 - INVESTMENT IN MARKETABLE SECURITIES

The Company's investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At December 31, 2008, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included earnings.
Trading securities are summarized as follows:


                             Gross              Gross             Net                Fair
Investment    Cost       Unrealized Gain   Unrealized Loss    Unrealized Gain        Value
---------- -----------   ---------------   ---------------    ---------------     -----------
As of December 31, 2008
Corporate
Equities   $ 4,954,000      $3,021,000       ($1,234,000)        $1,787,000       $6,741,000


As of June 30, 2008
Corporate
Equities   $ 5,869,000      $ 2,127,000      ($1,290,000)        $  837,000       $6,706,000


As of December 31, 2008 and June 30, 2008, the Company had unrealized losses of $754,000 and $708,000, respectively, related to securities held for over one year.

Net gain(loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains(losses). Below is the composition of the net gain(loss) for the three and six months ended December 31, 2008 and 2007, respectively.


For the three months ended December 31,                2008             2007
                                                    -----------      -----------
Realized gain on marketable securities              $    55,000      $   357,000
Unrealized gain on marketable securities                390,000        1,018,000
                                                    -----------      -----------
Net gain on marketable securities                   $   445,000      $ 1,375,000
                                                    ===========      ===========

For the six months ended December 31,                   2008             2007
                                                    -----------      -----------
Realized gain on marketable securities              $ 1,137,000      $   110,000
Unrealized gain(loss) on marketable securities          951,000         (112,000)
                                                    -----------      -----------
Net gain(loss) on marketable securities             $ 2,088,000      $    (2,000)
                                                    ===========      ===========

NOTE 7 - OTHER INVESTMENTS

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments net of other than temporary impairment losses.

As of December 31, 2008 and June 30, 2008, the Company had net other investments of $7,056,000 and $6,798,000, respectively, which consist of the following:

            Type                       December 31, 2008     June 30, 2008
   ---------------------------         -----------------  ----------------
   Private equity hedge fund           $       6,256,000  $      6,434,000
   Corporate debt instruments                    500,000            64,000
   Other                                         300,000           300,000
                                       -----------------  ----------------
                                       $       7,056,000  $      6,798,000
                                       =================  ================


In accordance with Emerging Issues Task Force No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", the Company recorded impairment losses of $595,000 and $125,000, respectively, during the six months ended December 31, 2008 and 2007.


NOTE  8 - FAIR VALUE MEASUREMENTS

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

Level 3: Unobservable inputs that reflect the reporting entity's own assumptions

The assets measured at fair value on a recurring basis as of December 31, 2008 are as follows:


Assets:                                  Level 1  Level 2   Level 3   December 31, 2008
-----------                            ---------  -------   -------       ---------
Cash                                  $  583,000 $      -  $      -      $  583,000
Restricted cash                        1,814,000        -         -       1,814,000
Investment in marketable securities    6,741,000        -         -       6,741,000
                                       ---------  -------   -------       ---------
                                      $9,138,000 $      -  $      -      $9,138,000
                                       =========  =======   =======       =========

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date.

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above include "Other investments in non-marketable securties," that were initially measured at cost and have been written down to fair value as a result of an impairment. The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis as of December 31, 2008:


                                                                                           Loss for the
                                                                                          six months ended
Assets:                            Level 1   Level 2      Level 3    December 31, 2008    December 31, 2008
-----------                        -------   -------     ---------       ---------            ---------
Other non-marketable investments  $      -  $      -    $7,056,000      $7,056,000           $(595,000)


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


NOTE 9 - LINES OF CREDIT

In April 2004, the Company obtained a revolving $5,000,000 line of credit ("LOC"). The LOC carries a variable interest rate(lender's base rate plus 1%). Interest is paid on a monthly basis. During the quarter ended September 2008, the outstanding balance on the line of credit of $3,462,000 was paid off. The LOC has matured as of September 30, 2008.

On December 12, 2008, Justice obtained a modification and extension of its unsecured revolving line of credit facility from United California Bank ("UCB") which was to mature on February 2, 2009. The modification extends the term of the credit facility to February 2, 2010, but reduced the limit of funds available to the Partnership for short term capital for the Hotel's business operations from $3,000,000 to $2,500,000. The annual interest rate is based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate plus 1.0%, or the LIBOR Rate plus 3.5%, with an interest rate floor of 5% per annum. As of December 31, 2008, there was a balance of $1,756,000 drawn by Justice under the line of credit facility, with an annual interest rate of 5% since the selected rate of Prime (3.25% as of December 31, 2008) plus 1% was less than the floor rate.

As of December 31, 2008, Justice was not in compliance with a financial covenant pertaining to the line of credit. The non-compliance resulted from the one-time, non-recurring loss of $684,000 on the termination of the garage lease and related professional fees. The Company is working on obtaining a waiver of non-compliance from the bank and does not believe it will have a material impact on the financial statements.


NOTE 10 - TERMINATION OF GARAGE LEASE

Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby Justice purchased all of Evon's right title and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. Justice also agreed to assume Evon's contract with Ace Parking for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The purchase price for the garage lease and related assets was approximately $755,000, payable in one down payment of approximately $28,000 and 26 equal monthly installments of approximately $29,000, which includes interest at the rate of 2.4% per annum. During the three and six months ended December 31, 2008, the Company recorded a loss on the termination of the garage lease of $684,000 on the Company's condensed consolidated statements of operations.

Future installment payments are as follows:

       For the year ending June 30,

                  2009     $172,000
                  2010      345,000
                  2011      144,000
                           --------
                  Total    $661,000
                           ========


As of December 31, 2008, the total installment liability of $631,000 was included in the accounts payable and other liabilities balance of $11,589,000 on the Company's condensed consolidated balance sheet.


NOTE 11 - STOCK BASED COMPENSATION PLANS

The Company follows the Statement of Financial Accounting Standards 123 (Revised), "Share-Based Payments" ("SFAS No. 123R") which addresses accounting for equity-based compensation arrangements, including employee stock options. Under SFAS No. 123R, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2006. No stock options were issued by the Company after July 1, 2006. Additionally, compensation expense for unvested stock options that are outstanding at July 1, 2006 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option pricing model.

On December 7, 2008, the Company's 1998 Stock Option Plan for Key Officers and Employees expired; however, any outstanding options issued under that plan remain effective in accordance with their terms. Previously, the Company's 1998 Stock Option Plan for Non-Employee Directors Plan was terminated upon shareholder approval, and Board adoption, of the 2007 Stock Compensation Plan for Non-Employee Directors; however, any outstanding options under that plan remained effective in accordance with their terms. Those stock compensation plans are more fully described in Note 17 of the Company's Form 10-KSB for the fiscal year ended June 30, 2008.

On December 3, 2008, the Board of Directors of the Company adopted, subject to shareholder approval, a new equity compensation plan for its officers, directors and key employees on December 3, 2008, entitled, The InterGroup Corporation 2008 Restricted Stock Unit Plan (the "Plan"). The Plan was adopted, in part, to replace the stock option plans that expired on December 7, 2008. At the same time the Board adopted the Plan, the holders of more than 65.2% of the outstanding common stock of the Company executed written consents in favor of the adoption of the Plan and have committed to vote in favor of the ratification of the Plan at the Company's Annual Meeting of Shareholders to be held on February 18, 2009.

The Plan authorizes the Company to issue restricted stock units ("RSUs") as equity compensation to officers, directors and key employees of the Company on such terms and conditions established by the Compensation Committee of the Company. RSUs are not actual shares of the Company's common stock, but rather promises to deliver common stock in the future, subject to certain vesting requirements and other restrictions as may be determined by the Committee. Holders of RSUs have no voting rights with respect to the underlying shares of common stock and holders are not entitled to receive any dividends until the RSUs vest and the shares are delivered. No awards of RSUs shall vest until at least six months after shareholder approval of the Plan. Subject to certain adjustments upon changes in capitalization, a maximum of 200,000 shares of the common stock are available for issuance to participants under the Plan. The Plan will terminate ten (10) years from December 3, 2008, unless terminated sooner by the Board of Directors. After the Plan is terminated, no awards may be granted but awards previously granted shall remain outstanding in accordance with the Plan and their applicable terms and conditions.

Under the Plan, the Compensation Committee also has the power and authority to establish and implement an exchange program that would permit the Company to offer holders of awards issued under prior shareholder approved compensation plans to exchange certain options for new RSUs on terms and conditions to be set by the Committee. The exchange program is designed to increase the retention and motivational value of awards granted under Prior Plans. In addition, by exchanging options for RSUs, the Company will reduce the number of shares of common stock subject to equity awards, thereby reducing potential dilution to stockholders in the event of significant increases in the value of its common stock.

Pursuant to an exchange offer authorized by the Compensation Committee, a total of 5,812 RSUs were issued to four holders of Non-Employee Director stock options in exchange for a total of 36,000 stock options which were surrendered to the Company on December 7, 2008. The number of RSUs issued was determined by multiplying the number of options that were surrendered by the difference between the exercise price of the options surrendered ($8.00) and the closing price of the Company's common stock on December 5, 2008 of $9.54, with that product divided by the closing price of the common stock on December 5, 2009. No stock option compensation expense was recognized related to the exchange as the fair market value of the options immediately prior to the exchange, approximated the fair value of the RSUs on the day of issuance.
On December 15, 2008, the Compensation Committee authorized a similar exchange offer to the Company's Chief Executive Officer ("CEO"), respecting 225,000 stock options issued to him under the 1998 Key Officer and Employee Plan that were to expire on December 21, 2008. Pursuant to that exchange offer, the Company's CEO surrendered his 225,000 options to the Company on December 21, 2008 in exchange for 84,628 RSUs. The number of RSUs issued was based on an exercise price of the options surrendered of $7.917 and the closing price of the Company's common stock on December 19, 2008 of $12.69, using the same formula as the exchange offer to the holders of the Non-Employee Director options. No stock option compensation expense was recognized related to the exchange as the fair market value of the options immediately prior to the exchange, approximated the fair value of the RSUs on the day of issuance. Although the Plan became effective upon adoption by the Board of Directors on December 3, 2008, the Plan shall be rescinded and all equity compensation granted under the Plan shall be null and void unless within six months from the date of the adoption of the Plan it is approved by the shareholders of the Company. All grants of restricted stock units were made subject to shareholder approval of the Plan and no awards of RSUs can vest until at least six months after such approval and are subject to such other restrictions and conditions as may be determined by the Compensation Committee and set forth in the award agreement to be executed after shareholder approval of the Plan.

The table below summarizes the RSUs granted and outstanding.

                                         Number of RSUs
                                         --------------
Granted                                      90,440
                                         --------------
Outstanding at December 31, 2008             90,400
                                         ==============

In December 2008, a director exercised his 12,000 stock options and acquired 12,000 shares of the Company stock at $8.00 per share. No stock compensation was recognized as compensation expense for these options as they were previously calculated at the grant date under the pro-forma disclosures of SFAS 123.

The following table summarizes the stock options outstanding as of December 31, 2008:

                                      Number of         Weighted-average
                                       Shares            Exercise Price
                                      ----------         ---------------
  Outstanding at June 30, 2007          405,000                   $9.91
Granted                                       -                       -
Exercised                                     -                       -
Forfeited                               (15,000)                 $35.11
                                      ----------         ---------------
  Outstanding at June 30, 2008          390,000                   $9.13
Granted                                       -                       -
Exercised                               (12,000)                   8.00
Forfeited                                     -                       -
Exchanged                              (261,000)                   7.93
                                      ----------         ---------------
  Outstanding at December 31, 2008       117,000                  $11.91
                                      ==========         ===============

Exercisable at December 31, 2008        112,500                  $11.86
                                      ==========         ===============


The range of exercise prices for the outstanding and exercisable options as of December 31, 2008 are as follows:

                           Number of   Range of        Weighted Average  Weighted Average
                           Options     Exercise Price  Exercise Price    Remaining Life
                           ---------   --------------  ----------------  ----------------
Outstanding options        117,000     $8.17-$18.00      $ 11.91           3.24 years
Exercisable options        112,500     $8.17-$18.00      $ 11.86           3.29 years


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

Information below represents reported segments for the three and six months ended December 31, 2008 and 2007. Operating income(loss) from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income for investment transactions consist of net investment gain(loss) and dividend and interest income.


As of and for the
Three months ended            Hotel       Real Estate   Investment                                  Discontinued
December 31, 2008           Operations    Operations   Transactions      Other       Subtotal        Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $ 8,644,000   $ 3,180,000   $   492,000  $          -   $ 12,316,000   $    661,000   $ 12,977,000
Operating expenses          (9,854,000)   (3,074,000)     (301,000)            -    (13,229,000)      (612,000)   (13,841,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)  (1,210,000)      106,000       191,000             -       (913,000)        49,000       (864,000)

General and administrative
  Expense                            -             -             -      (423,000)      (423,000)             -       (423,000)
Income tax expense                   -             -             -       276,000        276,000        (18,000)       258,000
Minority interest                    -             -             -       414,000        414,000              -        414,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,210,000)      106,000   $   191,000   $   267,000  $    (646,000) $      31,000   $   (615,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $41,740,000   $64,468,000   $13,797,000   $18,968,000  $ 138,973,000  $   7,110,000   $146,083,000
                           ===========   ===========   ===========   ===========   ============   ============   ============



As of and for the
Three months ended            Hotel       Real Estate   Investment                                  Discontinued
December 31, 2007           Operations    Operations   Transactions      Other       Subtotal        Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $ 9,619,000   $ 3,125,000   $ 1,434,000   $         -  $  14,178,000   $    663,000   $ 14,841,000
Operating expenses         (10,223,000)   (2,876,000)     (373,000)            -    (13,472,000)      (597,000)   (14,069,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)    (604,000)      249,000     1,061,000             -        706,000         66,000        772,000

General and administrative
  Expense                            -             -             -      (402,000)      (402,000)             -       (402,000)
Income tax expense                   -             -             -      (190,000)      (190,000)       (22,000)      (212,000)
Minority interest              257,000             -             -       (68,000)       189,000              -        189,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (347,000)      249,000   $ 1,061,000   $  (660,000) $     303,000  $      44,000   $    347,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $52,268,000   $66,105,000   $22,627,000   $ 9,600,000  $ 150,600,000  $   7,013,000   $157,613,000
                           ===========   ===========   ===========   ===========   ============   ============   ============



As of and for the
Six months ended              Hotel       Real Estate   Investment                                  Discontinued
December 31, 2008           Operations    Operations   Transactions      Other       Subtotal        Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $17,943,000   $ 6,406,000   $ 2,195,000  $          -   $ 26,544,000   $  1,318,000   $ 27,862,000
Operating expenses         (18,962,000)   (6,122,000)   (1,234,000)            -    (26,318,000)    (1,184,000)   (27,502,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)  (1,019,000)      284,000       961,000             -        226,000        134,000        360,000

General and administrative
  Expense                            -             -             -      (804,000)      (804,000)             -       (804,000)
Income tax expense                   -             -             -         1,000          1,000        (53,000)       (52,000)
Minority interest              (96,000)            -             -       626,000        530,000              -        530,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,115,000)      284,000   $   961,000   $  (177,000) $     (47,000) $      81,000   $     34,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $41,740,000   $64,468,000   $13,797,000   $18,968,000  $ 138,973,000  $   7,110,000   $146,083,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


As of and for the
Six months ended              Hotel       Real Estate   Investment                                  Discontinued
December 31, 2007           Operations    Operations   Transactions      Other       Subtotal        Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $19,405,000   $ 6,124,000   $   (15,000)  $         -  $  25,514,000   $  1,493,000   $ 27,007,000
Operating expenses         (20,567,000)   (5,846,000)     (805,000)            -    (27,218,000)    (1,465,000)   (28,683,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net operating income(loss)  (1,162,000)      278,000      (820,000)            -     (1,704,000)        28,000     (1,676,000)

Gain on sale of real estate          -             -             -             -              -      4,074,000      4,074,000
General and administrative
  Expense                            -             -             -      (831,000)      (831,000)             -       (831,000)
Income tax expense                   -             -             -       793,000        793,000)    (1,626,000)      (833,000)
Minority interest              535,000             -             -       341,000        876,000              -        876,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (627,000)      278,000   $  (820,000)  $   303,000  $    (866,000) $   2,476,000   $  1,610,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $52,268,000   $66,105,000   $22,627,000   $ 9,600,000  $ 150,600,000  $   7,013,000   $157,613,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


NOTE 13 - RELATED PARTIES

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

Evon, a general partner of Justice, was the lessee of the parking garage until September 30, 2008. Under the terms of the lease agreement, Evon paid the Partnership $319,000 and $415,000 for the six months ended December 31, 2008 and 2007, respectively. As discussed in Note 10, Justice and Evon entered into an installment sale agreement whereby Justice purchased the remaining term of the lease agreement and related assets for a total of approximately $755,000.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

The Company's principal business is conducted through its general and limited partnership interest in the Justice Investors limited partnership ("Justice" or the "Partnership"). The Company has a 50.0% limited partnership interest in Justice and serves as one of the general partners. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, known as the Hilton San Francisco Financial District (the "Hotel"). The financial statements of Justice have been consolidated with those of the Company.

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

Until September 30, 2008, the Partnership also derived income from the lease of the parking garage to Evon Corporation ("Evon") the other general partner of Justice. As discussed below, effective October 1, 2008, Justice entered into an installment sale agreement with Evon to purchase the remaining term of the garage lease and related garage assets. Justice also leases a portion of the lobby level of the Hotel to a day spa operator. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership's assets. Those fees are eliminated in consolidation.

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. Properties include eighteen apartment complexes, two commercial real estate properties, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company's residential rental properties with exception of the San Antonio, Texas, Las Colinas, Texas and Morris County, New Jersey properties, are managed by professional third party property management companies.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.


RECENT DEVELOPMENTS

Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby the Partnership purchased all of Evon's right title and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. The partnership also agreed to assume Evon's contract with Ace Parking for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The purchase price for the garage lease and related assets was approximately $755,000, payable in one down payment of approximately $28,000 and 26 equal monthly installments of approximately $29,000, which includes interest at the rate of 2.4% per annum.

On December 1, 2008, Portsmouth and Evon, as the two general partners of Justice, entered into a 2008 Amendment to the Limited Partnership Agreement (the "Amendment") that provides for a change in the respective roles of the general partners. Pursuant to the Amendment, Portsmouth will assume the role of Managing General Partner and Evon will continue on as the Co-General Partner of Justice. The Amendment was ratified by approximately 98% of the limited partnership interests. The Amendment also provides that future amendments to the Limited Partnership Agreement may be made only upon the consent of the general partners and at least seventy five percent (75%) of the interests if the limited partners. Consent of at least 75% of the interests of the limited partners will also be required to remove a general partner pursuant to the Amendment. A copy of the full text of the Amendment is filed as Exhibit 10.1 to this Report.

Concurrent with the Amendment to the Limited Partnership Agreement, a new General Partner Compensation Agreement (the "Compensation Agreement") was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreement for the general partners. Pursuant to the Compensation Agreement, the general partners of Justice will be entitled to receive an amount equal to 1.5% of the gross annual revenues of the Partnership (as defined), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. In no event shall the annual compensation be less than a minimum base of approximately $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for its services as managing general partner and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base, will be payable in equal fifty percent (50%) shares to Portsmouth and Evon. A copy of the full text of the Compensation Agreement is filed as Exhibit 10.2 to this Report.


Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

The Company had a net loss of $615,000 for the three months ended December 31, 2008 compared to net income of $347,000 for the three months ended December 31, 2007. As discussed in Note 1, the Company stopped recording a minority interest benefit in Justice Investors beginning the quarter ended December 31, 2008 resulting in the recording of an additional $608,000 in net loss. During the three months ended December 31, 2008, the Company had a loss on hotel operations of $1,210,000 compared to a loss of $604,000 primarily due to one-time loss related to the termination of the hotel garage lease. During the same period, income from investment transactions decreased to $191,000 for the three months ended December 31, 2008 from $1,061,000 for the three months ended December 31, 2007. Income from real estate operations decreased to $106,000 for the three months ended December 31, 2008 from $249,000 for the three months ended December 31, 2007.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2008 and 2007.


For the three months ended December 31,                         2008            2007
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                                $ 6,612,000    $  7,309,000
 Food and beverage                                            1,268,000       1,659,000
 Garage                                                         571,000         421,000
 Other operating departments                                    193,000         230,000
                                                             ----------      ----------
  Total hotel revenues                                        8,644,000       9,619,000
                                                             ----------      ----------
Operating expenses excluding interest, depreciation
  and amortization                                           (7,277,000)     (8,399,000)
                                                             ----------      ----------
Operating income                                              1,367,000       1,220,000

Loss on termination of garage lease                            (684,000)              -
Interest expense                                               (724,000)       (703,000)
Depreciation and amortization expense                        (1,169,000)     (1,121,000)
                                                             ----------      ----------
Loss from hotel operations                                  $(1,210,000)    $  (604,000)
                                                             ==========      ==========

For the three months ended December 31, 2008, the Hotel generated operating income of approximately $1,367,000, before the loss on termination of garage lease, interest, depreciation and amortization, on operating revenues of approximately $8,644,000 compared to operating income of approximately $1,242,000 before interest, depreciation and amortization, on operating revenues of approximately $9,619,000 for the three months ended December 31, 2007. The increase in Hotel operating income is primarily attributable to lower operating expenses and an increase in garage revenues partially offset by a decrease in room and food and beverage revenues. Management expects that the termination of the garage lease will result in greater operating income in the future and promote greater efficiencies with the garage operations now integrated into those of the Hotel.

Room revenues decreased by $697,000 for the three months ended December 31, 2008 when compared to the three months ended December 31, 2007 and food and beverage revenues decreased by $391,000 for the same periods. That decrease in revenues was attributable to both a lower average daily rate and occupancy
percentage compared to the prior period.   The decrease in operating expenses
is primarily attributable to the decline in hotel occupancy during the current quarter and management's efforts to reduce operating costs and to achieve greater efficiencies.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended December 31, 2008 and 2007.

Three Months Ended         Average           Average
  December 31,            Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2008                   $166              79%              $132
      2007                   $171              85%              $146

The operations of the Hotel were severely impacted by the dramatic downturn in the domestic and international economies and markets during the three months ended December 31, 2008. Average daily rate, occupancy and RevPar all declined compared to the three months ended December 31, 2007. That impact is expected to continue through fiscal 2009. If that remains true, we expect Hotel operating revenues to be less than fiscal 2008.

Facing an uncertain economy and the prospect of a lingering recession, management has continued to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to stabilize and maintain operating income of the Hotel. As a result of those efforts, we have seen further reductions in operating costs of the Hotel as a percentage of Hotel revenues for the three months ended December 31, 2008. Management has also increased its sales and marketing efforts in what has become an even more competitive hotel market in San Francisco as hotels have slashed rates in an effort to maintain occupancy levels. Management will also continue to explore new and innovative ways to improve operations and enhance the guest experience. One significant step was to move lunch and dinner service from the restaurant to the lounge to create a more intimate, yet lively, atmosphere and to complement the new wine bar "Flyte" in the lobby of the Hotel.

Income from real estate operations decreased to $106,000 for the three months ended December 31, 2008 from $249,000 for the three months ended December 31, 2007. Rental income increased to $3,180,000 from $3,125,000 while operating expense increased to $1,319,000 from $1,183,000. The increase in revenue and operating expenses are due of management's efforts to improve the competitiveness of the Company's properties through interior and exterior improvements as well as providing better service. Real estate taxes increased to $364,000 for the three months ended December 31, 2008 from $290,000 for the three months ended December 31, 2007 primarily as the result of increase taxes at the Company's properties located in Texas.

As of December 31, 2008, the Company had listed for sale its 249-unit apartment complex located in Austin, Texas and its 132-unit apartment complex located in San Antonio, Texas. These properties are classified as held for sale on the Company's condensed consolidated balance sheet with the operations of these properties classified under discontinued operations in the condensed consolidated statements of operations.

The Company had a net gain on marketable securities of $445,000 for the three months ended December 31, 2008 compared to a net gain of $1,375,000 for the three months ended December 31, 2007. For the three months ended December 31, 2008, the Company had a net realized gain of $55,000 and a net unrealized gain of $390,000. For the three months ended December 31, 2007, the Company had a net realized gain of $357,000 and net unrealized gain of $1,018,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

Margin interest and trading expenses decreased to $301,000 for the three months ended December 31, 2008 from $373,000 for the three months ended December 31, 2007 primarily as the result of the decrease in margin interest expense related to the decrease in the use of margin.

As discussed in Note 1, during the three months December 31, 2008, the Company did not record a minority interest benefit of $608,000 related to the loss at Justice Investors. In the comparable quarter ended December 31, 2007, the Company recorded a minority interest benefit of $257,000.

The total provision for income tax changed to tax benefit of $258,000 for the three months ended December 31, 2008 from an expense of $212,000 for the three months ended December 31, 2007 primarily as the result of the Company having a pre-tax loss in the current quarter. As noted above and in Note 1, the Company did not record a pre-tax minority interest benefit for the three months ended December 31, 2008. As the result the effective tax rate during the three months ended December 31, 2008 is lower compared to the three months ended December 31, 2007.


Minority interest related to Portsmouth and Santa Fe changed to income of $414,000 for the three months ended December 31, 2008 from an expense of $68,000 for the three months ended December 31, 2007 primarily due to the loss incurred by Portsmouth and Santa Fe during the three months ended December 31, 2008.

Six Months Ended December 31, 2008 Compared to the Six Months Ended December 31, 2007

The Company had net income of $34,000 for the six months ended December 31, 2008 compared to net income of $1,610,000 for the six months ended December 31, 2007. As discussed in Note 1, the Company stopped recording a minority interest benefit in Justice Investors beginning the quarter ended December 31, 2008 resulting in the recording of an additional $608,000 in net loss. During the six months ended December 31, 2008, the Company had a loss on hotel operations of $1,019,000 compared to a loss of $1,162,000. During the same period, the Company had income from investment transactions of $961,000 for the six months ended December 31, 2008 compared to a loss from investment transactions of $820,000 for the six months ended December 31, 2007. Income from real estate operations remained consistent with the comparable period.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2008 and 2007.


For the six months ended December 31,                           2008            2007
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                                $14,200,000    $ 15,224,000
 Food and beverage                                            2,527,000       2,948,000
 Garage                                                         970,000         836,000
 Other operating departments                                    246,000         397,000
                                                             ----------      ----------
  Total hotel revenues                                       17,943,000      19,405,000
                                                             ----------      ----------
Operating expenses excluding interest, depreciation
  and amortization                                          (14,519,000)    (16,911,000)
                                                             ----------      ----------
Operating income                                              3,424,000       2,494,000

Loss on termination of garage lease                            (684,000)              -
Interest expense                                             (1,443,000)     (1,405,000)
Depreciation and amortization expense                        (2,316,000)     (2,251,000)
                                                             ----------      ----------
Loss from hotel operations                                  $(1,019,000)    $(1,162,000)
                                                             ==========      ==========

For the six months ended December 31, 2008, the Hotel generated operating income of approximately $3,424,000, before the loss on the termination of garage lease, interest, depreciation and amortization, on operating revenues of approximately $17,943,000 compared to operating income of approximately $2,494,000 before interest, depreciation and amortization, on operating revenues of approximately $19,405,000 for the six months ended December 31, 2007.

The increase in Hotel operating income is primarily due to a significant decrease in operating expenses of approximately $2,392,000, partially offset by a decrease in operating revenues of approximately $1,462,000. The decrease in operating expenses is primarily attributable to certain nonrecurring legal and consulting fees incurred in the three months ended September 30, 2007 related to construction litigation that was settled as of June 30, 2008 and for zoning issues. Operating expenses also decreased due to a decline in hotel occupancy during the current period and management's efforts to reduce costs and achieve greater efficiencies. That decline in occupancy was also the primary reason for the decrease in operating revenues compared to the prior period. Management expects that the termination of the garage lease will result in greater operating income in the future and promote greater efficiencies with the garage operations now integrated into those of the Hotel.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the six months ended December 31, 2008 and 2007.

Six Months Ended          Average           Average
   December 31,           Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2008                   $177              80%              $142
      2007                   $173              87%              $152

While the Hotel was able to achieve a modest increase of approximately $4 in its average daily room rates for the six months ended December 31, 2008 compared to the six months ended December 31, 2007, that increase was primarily attributable to the three months ended September 30, 2008. The full impact of the dramatic downturn in the domestic and international economies and markets was not felt by the operations of the Hotel until September 2008 and is expected to continue at least through fiscal 2009. As a result, average occupancy percentage declined approximately 7% for the six months ended December 31, 2008 and RevPar was down approximately $10 from the comparable period.

Facing the prospect of a recession and a decline in business, group and leisure travel, both domestic and international, management has continued to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to stabilize and maintain operating income of the Hotel. As a result of those efforts, we have seen further reductions in operating costs of the Hotel as a percentage of Hotel revenues for the three months ended December 31, 2008. Management will also increase its sales and marketing efforts in what is expected to become an even more competitive hotel market in San Francisco. Management will also continue to explore new and innovative ways to improve operations and enhance the guest experience. One significant step was to move lunch and dinner service from the restaurant to the lounge to create a more intimate, yet lively, atmosphere and to complement the new wine bar "Flyte" in the lobby of the Hotel.

Income from real estate operations remained consistent with income of $284,000 for the six months ended December 31, 2008 compared to income of $278,000 for the six months ended December 31, 2007. Rental income increased to $6,406,000 from $6,124,000 while operating expense increased to $2,592,000 from $2,275,000. The increases in rental income and operating expense are due of management's efforts to improve the competitiveness of the Company's properties through interior and exterior improvements as well as providing better service. Real estate taxes increased to $730,000 for the six months ended December 31, 2008 from $676,000 for the six months ended December 31, 2007 primarily as the result of increase taxes at the Company's properties located in Texas.

As of December 31, 2008, the Company had listed for sale its 249-unit apartment complex located in Austin, Texas and its 132-unit apartment complex located in San Antonio, Texas. These properties are classified as held for sale on the Company's condensed consolidated balance sheet with the operations of these properties classified under discontinued operations in the condensed consolidated statements of operations.

During the six months ended December 31, 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and recognized a gain on the sale of real estate of $4,074,000. The operations and the related gain on the sale of real estate are also included under discontinued operations.

The Company had a net gain on marketable securities of $2,088,000 for the six months ended December 31, 2008 compared to a net loss of $2,000 for the six months ended December 31, 2007. For the six months ended December 31, 2008, the Company had a net realized gain of $1,137,000 and a net unrealized gain of $951,000. For the six months ended December 31, 2007, the Company had a net realized gain of $110,000 and net unrealized loss of $112,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of December 31, 2008, the Company had net other investments of $7,056,000. During the six months ended December 31, 2008 and 2007, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $595,000 and $125,000, respectively.

Margin interest and trading expenses decreased to $639,000 for the six months ended December 31, 2008 from $805,000 for the six months ended December 31, 2007 primarily as the result of the decrease in margin interest expense related to the decrease in the use of margin.

Minority interest related to Justice Investors changed to an expense of $96,000 for the six months ended December 31, 2008 from a benefit of $535,000 for the six months ended December 31, 2007. As discussed in Note 1, during the three months December 31, 2008, the Company did not record a minority interest benefit of $608,000 related to the loss from hotel operations. The $96,000 minority interest expense was recorded during the three months ended September 30, 2008. During the six months ended December 31, 2007, the Company recorded a minority interest benefit of $535,000.

The total provision for income tax expense decreased to $52,000 for the six months ended December 31, 2008 from $833,000 for the six months end December 31, 2007. The decrease primarily was the result of having lower pre-tax income. As noted above and in Note 1, the Company did not record a pre-tax minority interest benefit for the three months ended December 31, 2008. As the result the effective tax rate during the six months ended December 31, 2008 is lower compared to the six months ended December 31, 2007.

Minority interest related to Portsmouth and Santa Fe increased to $626,000 for the six months ended December 31, 2008 from $341,000 for the six months ended December 31, 2007 primarily due to the higher loss incurred by Portsmouth and Santa Fe during the six months ended December 31, 2008.


MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company's investment portfolio is diversified with 56 different equity positions. The portfolio contains four individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 35.8% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of December 31, 2008, the Company had investments in marketable equity securities of $6,741,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of December 31, 2008 and June 30, 2008.

   As of December 31, 2008
                                                              % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
   --------------                      ------------           ----------
   Dairy products                      $ 2,414,000               35.8%
   Basic materials and energy            1,187,000               17.6%
   Consumer cyclical                       633,000                9.4%
   Industrial                              590,000                8.8%
   Financial services and REITs            539,000                8.0%
   Healthcare                              526,000                7.8%
   Other                                   852,000               12.6%
                                       ------------           ----------
                                       $ 6,741,000              100.0%
                                       ============           ==========
   As of June 30, 2008
                                                              % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
   --------------                      ------------           ----------
   Dairy products                      $  1,540,000               23.0%
   Communications                         1,123,000               16.7%
   Financial                                721,000               10.8%
   Basic materials                          654,000                9.8%
   Medical                                  467,000                7.0%
   Transportation                           442,000                6.6%
   Others                                 1,759,000               26.1%
                                         ----------              ------
                                       $  6,706,000              100.0%
                                         ==========              ======

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the indicated periods.

For the three months ended December 31,        2008                   2007
                                          --------------        --------------
Net gain on marketable securities          $    445,000           $  1,375,000
Dividend & interest income                       47,000                 59,000
Margin interest expense                         (43,000)               (65,000)
Trading and management expenses                (258,000)              (308,000)
                                           ------------           ------------
                                           $    191,000           $  1,061,000
                                           ============           ============

For the six months ended December 31,          2008                   2007
                                          --------------        --------------
Net gain(loss) on marketable securities    $  2,088,000           $     (2,000)
Impairment loss on other investments           (595,000)              (125,000)
Dividend & interest income                      107,000                112,000
Margin interest expense                        (102,000)              (182,000)
Trading and management expenses                (537,000)              (623,000)
                                           ------------           ------------
                                           $    961,000           $   (820,000)
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

As of December 31, 2008, the Company had net other investments of $7,056,000. During the six months ended December 31, 2008 and 2007, the Company made investments in corporate debt instruments of a public company in the basic materials sector totaling $1,250,000 and $525,000, respectively.

During the six months ended December 31, 2008 and 2007, the Company received common stock issued upon conversion or as payment of interest and penalties on convertible notes in this company. During the six months ended December 31, 2008 and 2007, the Company sold approximately $1,994,000 and $40,000, respectively, of this company's stock. As of December 31, 2008, the Company had $852,000 of this company's common stock included in its investment in marketable securities balance of $6,741,000.


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated from hotel operations. The Company also receives revenues generated from its real estate operations and from the investment of its cash and securities assets. Since the operations of the Hotel were temporarily suspended on May 31, 2005, and significant amounts of money were expended to renovate and reposition the Hotel as a Hilton, Justice did not pay any partnership distributions until the end of March 2007. As a result, the Company had to depend more on the revenues generated from the investment of its cash and marketable securities and from its real estate operations during that transition period.

The Hotel started to generate cash flows from its operations in June 2006, which have continued to improve since that time. For the six months ended December 31, 2008, Justice paid a total of $850,000 in limited partnership distributions, of which the Company received $425,000. For the six months ended December 31, 2007, Justice paid a total of $1,000,000 in limited partnership distributions, of which the Company received $500,000. The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors, including establishment of reasonable reserves for debt payments and operating contingencies. The recent dramatic downturn in domestic and international economies and markets, and the prospect of a prolonged recession, are expected to have a negative impact on the operating results of the Hotel in fiscal 2009, which will limit amounts available for limited partnership distributions.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Prudential Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. As of December 31, 2008 the Prudential Loan balance was approximately $28,492,000.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in the principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is without recourse to the limited and general partners of Justice. As of December 31, 2008, the Second Prudential Loan balance was approximately $18,632,000.

On December 12, 2008, Justice obtained a modification and extension of it unsecured revolving line of credit facility from United California Bank ("UCB") which was to mature on February 2, 2009. The modification extends the term of the credit facility to February 2, 2010, but reduced the limit of funds available to the Partnership for short term capital for the Hotel's business operations from $3,000,000 to $2,500,000. The annual interest rate is based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate plus 1.0%, or the LIBOR Rate plus 3.5%, with an interest rate floor of 5% per annum. As of December 31, 2008, there was a balance of $1,756,000 drawn by Justice under the line of credit facility, with an annual interest rate of 5% since the selected rate of Prime (3.25% as of December 31, 2008) plus 1% was less than the floor rate.

While the debt service requirements related to the two Prudential loans, as well as the utilization of the UCB line of credit, may create some additional risk for the Company and its ability to generate cash flows in the future since the Partnership's assets had been virtually debt free for an number of years, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership's current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

In April 2004, the Company obtained a revolving $5,000,000 line of credit ("LOC"). The LOC carries a variable interest rate (lender's base rate plus 1%). Interest is paid on a monthly basis. During the six months ended December 31, 2008, the outstanding balance on the line of credit was repaid. The LOC matured in September 2008.

In October 2008, the Company refinanced the mortgage on its 132-unit apartment located in San Antonio, Texas and obtained a new mortgage loan in the amount of $2,850,000. The interest rate on the loan is fixed at 5.26% and the loan matures in October 2011. In December 2008, the Company modified this loan and borrowed an additional $504,000. As part of the loan modification, the fixed interest rate was reduced to 5.0% with no change to the maturity date.

In July 2008, the Company modified the mortgage on its 264-unit apartment complex located in St. Louis, Missouri and borrowed an additional $500,000 on the note. As of December 31, 2008, the balance of the note was $6,150,000. The term and the interest rate on the note remain the same.

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

                              PART II.

                          OTHER INFORMATION

Item 6.  Exhibits.

(a) Exhibits

    10.1 2008 Amendment to the Limited Partnership Agreement, dated December 1, 2008.

    10.2   General Partner Compensation Agreement, dated December 1, 2008.

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


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: February 12, 2009               by      /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 12, 2009               by      /s/ David Nguyen
                                              ------------------------------
                                              David Nguyen, Treasurer
                                              and Controller
                                             (Principal Financial Officer)