Form 10-Q
period 2009-03-31
INTERGROUP CORP
filed 2009-05-08
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-Q

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

                                   INDEX
                          THE INTERGROUP CORPORATION


PART  I.  FINANCIAL INFORMATION                                       PAGE

  Item 1.  Condensed Consolidated Financial Statements:

 Condensed Consolidated Balance Sheets
   As of March 31, 2009(Unaudited) and June 30, 2008(Audited)           3

 Condensed Consolidated Statements of Operations(Unaudited)
   For the Three Months ended March 31, 2009 and 2008                   4

Condensed Consolidated Statements of Operations(Unaudited)
   For the Nine months ended March 31, 2009 and 2008                    5

 Condensed Consolidated Statements of Cash Flows(Unaudited)
   For the Nine months ended March 31, 2009 and 2008                    6

  Notes to Condensed Consolidated Financial Statements (Unaudited)      7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            20

Item 4T. Controls and Procedures                                       30


Part  II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   31

Item 4.  Submission of Matters to a Vote of Security Holders           32

Item 6.  Exhibits                                                      32


SIGNATURES                                                             33

                              PART I
                       FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                                THE INTERGROUP CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31, 2009     June 30, 2008
                                                                   (Unaudited)          (Audited)
                                                                   ------------        -----------
                                      ASSETS
  Investment in hotel, net                                         $ 45,880,000       $ 48,122,000
  Investment in real estate, net                                     64,040,000         65,296,000
  Properties held for sale                                            7,123,000          7,064,000
  Investment in marketable securities                                 5,151,000          6,706,000
  Other investments, net                                              6,320,000          6,798,000
  Cash and cash equivalents                                           1,378,000          1,906,000
  Restricted cash                                                     1,173,000          1,653,000
  Other assets, net                                                   4,026,000          3,796,000
  Minority interest of Justice Investors                              7,122,000          6,793,000
                                                                    -----------        -----------
    Total assets                                                   $142,213,000       $148,134,000
                                                                    ===========        ===========
                             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and other liabilities                           $ 11,290,000       $ 10,462,000
  Due to securities broker                                            2,135,000          2,633,000
  Line of credit                                                      1,700,000          4,975,000
  Mortgage notes payable - hotel                                     46,942,000         47,482,000
  Mortgage notes payable - real estate                               61,324,000         61,433,000
  Mortgage notes payable - property held for sale                    10,723,000         10,313,000
  Deferred income taxes                                               1,488,000          2,086,000
                                                                    -----------        -----------
    Total liabilities                                               135,602,000        139,384,000
                                                                    -----------        -----------

Minority interest                                                     2,615,000          3,621,000
                                                                    -----------        -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares
   authorized; none issued                                                    -                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,216,653 issued, 2,355,911 outstanding                               32,000             32,000
  Additional paid-in capital                                          8,959,000          8,791,000
  Retained earnings                                                   4,231,000          5,457,000
  Treasury stock, at cost, 860,742 shares                            (9,226,000)       (9,151,000)
                                                                    -----------        -----------
    Total shareholders' equity                                        3,996,000          5,129,000
                                                                    -----------        -----------
    Total liabilities and shareholders' equity                     $142,213,000       $148,134,000
                                                                    ===========        ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           THE INTERGROUP CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the three months ended March 31,                         2009            2008
                                                         -----------    -----------
                                                                       <C<
Revenues
 Hotel                                                  $  7,073,000   $  8,799,000
 Real estate                                               3,141,000      3,318,000
                                                         -----------    -----------
Total revenues                                            10,214,000     12,117,000
                                                         -----------    -----------
Costs and operating expenses
 Hotel operating expenses                                 (6,314,000)    (7,479,000)
 Real estate operating expenses                           (1,600,000)    (1,674,000)
 Depreciation and amortization expense                    (1,692,000)    (1,736,000)
 General and administrative expense                         (419,000)      (407,000)
                                                         -----------    -----------
Total costs and operating expenses                       (10,025,000)   (11,296,000)
                                                         -----------    -----------
Income from operations                                       189,000        821,000
                                                         -----------    -----------
Other income(expense)
 Mortgage interest expense                                (1,551,000)    (1,592,000)
 Net loss on marketable securities                          (359,000)    (2,345,000)
 Impairment loss on other investments                       (705,000)    (1,117,000)
 Dividend and interest income                                 31,000         32,000
 Trading and margin interest expense                        (262,000)      (456,000)
                                                         -----------    -----------
Net other expense                                         (2,846,000)    (5,478,000)
                                                         -----------    -----------

Loss before income tax and minority interest              (2,657,000)    (4,657,000)
Minority interest - Justice Investors, pre-tax                     -        266,000
                                                         -----------    -----------
Loss before income tax                                    (2,657,000)    (4,391,000)
Income tax benefit                                           691,000      1,726,000
                                                         -----------    -----------
Loss before minority interest                             (1,966,000)    (2,665,000)
Minority interest, net of tax                                640,000        697,000
                                                         -----------    -----------
Loss from continuing operations                           (1,326,000)    (1,968,000)
                                                         -----------    -----------

Discontinued operations:
  Income from discontinued operations                        107,000         97,000
  Provision for income tax expense                           (41,000)       (29,000)
                                                         -----------    -----------
Income from discontinued operations                           66,000         68,000
                                                         -----------    -----------
Net loss                                                $ (1,260,000)  $ (1,900,000)
                                                         ===========    ===========


Net loss per share from continuing operations
  Basic and diluted                                     $      (0.56)  $      (0.84)
                                                         ===========    ===========
Net income per share from discontinued operations
  Basic and diluted                                     $       0.03   $       0.03
                                                         ===========    ===========
Net loss per share
  Basic and diluted                                     $      (0.53)  $      (0.81)
                                                         ===========    ===========

Weighted average shares outstanding                        2,361,882      2,351,889
                                                         ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          THE INTERGROUP CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the nine months ended March 31,                         2009            2008
                                                         -----------    -----------
Revenues
 Hotel                                                  $ 25,016,000   $ 28,204,000
 Real estate                                               9,547,000      9,442,000
                                                         -----------    -----------
Total revenues                                            34,563,000     37,646,000
                                                         -----------    -----------
Costs and operating expenses
 Hotel operating expenses                                (20,833,000)   (24,341,000)
 Real estate operating expenses                           (4,922,000)    (4,623,000)
 Loss on termination of garage lease                        (684,000)             -
 Depreciation and amortization expense                    (5,091,000)    (5,133,000)
 General and administrative expense                       (1,223,000)    (1,238,000)
                                                         -----------    -----------
Total costs and operating expenses                       (32,753,000)   (35,335,000)
                                                         -----------    -----------
Income from operations                                     1,810,000      2,311,000
                                                         -----------    -----------
Other income(expense)
 Mortgage interest expense                                (4,711,000)    (4,795,000)
 Net gain(loss) on marketable securities                   1,729,000     (2,347,000)
 Impairment loss on other investments                     (1,300,000)    (1,242,000)
 Dividend and interest income                                138,000        144,000
 Trading and margin interest expense                        (901,000)    (1,261,000)
                                                         -----------    -----------
Net other expense                                         (5,045,000)    (9,501,000)
                                                         -----------    -----------

Loss before income tax and minority interest              (3,235,000)    (7,190,000)
Minority interest - Justice Investors, pre-tax               (96,000)       801,000
                                                         -----------    -----------
Loss before income tax                                    (3,331,000)    (6,389,000)
Income tax benefit                                           692,000      2,518,000
                                                         -----------    -----------
Loss before minority interest                             (2,639,000)    (3,871,000)
Minority interest, net of tax                              1,266,000      1,038,000
                                                         -----------    -----------
Loss from continuing operations                           (1,373,000)    (2,833,000)
                                                         -----------    -----------

Discontinued operations:
  Income from discontinued operations                        241,000        123,000
  Gain on sale of real estate                                      -      4,074,000
  Provision for income tax expense                           (94,000)    (1,654,000)
                                                         -----------    -----------
Income from discontinued operations                          147,000      2,543,000
                                                         -----------    -----------
Net loss                                                $ (1,226,000)  $   (290,000)
                                                         ===========    ===========


Net loss per share from continuing operations
  Basic and diluted                                     $      (0.58)  $      (1.20)
                                                         ===========    ===========
Net income per share from discontinued operations
  Basic and diluted                                     $       0.06   $       1.08
                                                         ===========    ===========
Net loss per share
  Basic and diluted                                     $      (0.52)  $      (0.12)
                                                         ===========    ===========

Weighted average shares outstanding                        2,355,910      2,351,889
                                                         ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          THE INTERGROUP CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

For the nine months ended March 31,                       2009          2008
                                                      -----------    -----------
Cash flows from operating activities:
  Net loss                                           $ (1,226,000)  $   (290,000)
  Adjustments to reconcile net loss to
   cash provided by(used in) operating activities:
    Depreciation and amortization                       5,091,000      5,133,000
    Loss on termination of garage lease                   684,000              -
    Impairment loss on other investments                1,300,000      1,242,000
    Gain on sale of real estate                                 -     (4,074,000)
    Net unrealized (gain)loss on investments             (536,000)     2,880,000
    Minority interest                                  (1,170,000)    (1,839,000)
    Stock compensation expense                             72,000         72,000
     Changes in assets and liabilities:
      Investment in marketable securities               2,091,000      7,997,000
      Other investments                                  (822,000)    (2,693,000)
      Other asset                                          40,000       (284,000)
      Accounts payable and other liabilities              (49,000)    (1,181,000)
      Due to securities broker                           (498,000)    (6,205,000)
      Obligation for securities sold                            -     (1,452,000)
      Deferred tax liability                             (598,000)      (864,000)
                                                      -----------    -----------
  Net cash provided by(used in) operating activities    4,379,000     (1,558,000)
                                                      -----------    -----------
Cash flows from investing activities:
  Net proceeds from sale of real estate                         -      7,739,000
  Investment in hotel                                  (1,048,000)    (2,809,000)
  Investment in real estate                              (411,000)      (857,000)
  Restricted cash                                         480,000      2,826,000
  Invest in Portsmouth                                     (7,000)       (28,000)
  Invest in Santa Fe                                       (3,000)       (77,000)
                                                      -----------    -----------
  Net cash (used in)provided by investing activities     (989,000)     6,794,000
                                                      -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable                1,004,000      6,850,000
  Principal payments on mortgage notes payable         (1,243,000)   (13,348,000)
  Borrowings from(paydown of) line of credit           (3,275,000)       350,000
  Distributions to minority partner                      (425,000)      (500,000)
  Exercise of stock options                                96,000              -
  Purchase of treasury stock                              (75,000)       (99,000)
                                                      -----------    -----------
  Net cash used in financing activities                (3,918,000)    (6,747,000)
                                                      -----------    -----------

Net decrease in cash and cash equivalents                (528,000)    (1,511,000)
Cash and cash equivalents at beginning of
 period                                                 1,906,000      2,158,000
                                                      -----------    -----------
Cash and cash equivalents at end of period           $  1,378,000   $    647,000
                                                      ===========    ===========

Supplemental information:

Interest paid                                        $  5,314,000   $  5,048,000


Non cash investing activities:
  Note payable on termination of garage lease        $   (727,000)   $         -
                                                      ===========    ===========
  Fixed assets acquired, net of liabilities, upon
   termination of garage lease                       $     43,000    $         -
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

As of March 31, 2009, the Company had the power to vote 80% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB:
SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company's Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership of real estate. Properties include apartment complexes, commercial real estate, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. The Company's Austin, Texas property and all of the Company's residential rental properties in California are managed by professional third party property management companies.

Certain prior period balances have been reclassified to conform with the current period presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-KSB for the year ended June 30, 2008.

The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2009.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Positions(FSPs) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. These FSPs amend rules for other-than-temporary impairments, provide for guidance on calculating fair values in inactive and distressed markets and require quarterly fair value disclosures. These FSPs are effective for interim and annual reporting periods ending after June 15, 2009, with early adoptions permitted for periods ending after March 15, 2009. The adoption of these FSPs did not have a material impact on the Company's financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162(SFAS No. 162), The Hierarchy of Generally Accepted Accounting Principles. This new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective on November 15, 2008. SFAS No. 162 did not have a significant impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, and amendment to Accounting Research Bulletin (ARB) No. 51," (SFAS No. 160). This standard prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company. SFAS No. 160 is effective for the Company beginning July 1, 2009. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The provisions of SFAS 141R are effective for the Company beginning July 1, 2009. The Company is currently assessing the impact of SFAS 141R on its financial statements.

Minority Interest

Minority interests in the net assets and earnings or losses of consolidated subsidiaries are reflected in the caption "Minority interest" in the Company's condensed consolidated balance sheet and condensed consolidated statements of operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiaries. As of March 31, 2009 and June 30, 2008, the Company reported the minority interest of Justice Investors as an asset in the condensed consolidated balance sheet as the result of the accumulated deficit at Justice Investors. The accumulated deficit was primarily attributable to the temporary closing of the Hotel to undergo major renovations from May 2005 to January 2006 and subsequent net losses incurred by Justice due to substantial depreciation and amortization costs resulting from the renovations and operating losses as the Hotel ramped up operations after reopening. Based on the terms of the partnership agreement and the fact that the Company projects the Hotel to be profitable in the future, the Company expects the minority interest asset to be recoverable. Additionally, management believes that there is more than sufficient equity in the Hotel to support the carrying value of this asset on the Company's consolidated financial statements. However, due to the impact that the sharp deterioration of the U.S. economy has had on the lodging sector since September 2008, and facing the prospect of a significant recession for the immediate future, the Company believed that it would be most appropriate not to add to the existing minority interest asset balance of $7,122,000 beginning in the quarterly period ended December 31, 2008. As the result, the Company did not record a minority interest benefit of $571,000 and $1,179,000, respectively, representing 50% of the loss from the hotel operations on its consolidated statement of operations for the three and nine months ended March 31, 2009.


Earnings Per Share

Basic income(loss) per share is computed by dividing net income(loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income(loss) per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. As of March 31, 2009, the Company had 75,000 stock options that were considered potentially dilutive common shares and 42,000 stock options that were considered anti-dilutive. As of March 31, 2008, the Company had 385,500 stock options that were considered potentially dilutive common shares and 19,500 stock options that were considered anti-dilutive. However, the basic and diluted loss per share are the same as the result of the Company having a net loss from continuing operations for the three and nine months March 31, 2009 and 2008, respectively.


NOTE 2 - JUSTICE INVESTORS PARTNERSHIP AMENDMENTS

On December 1, 2008, Portsmouth and Evon, as the two general partners of Justice, entered into a 2008 Amendment to the Limited Partnership Agreement (the "Amendment") that provides for a change in the respective roles of the general partners. Pursuant to the Amendment, Portsmouth will assume the role of Managing General Partner and Evon will continue on as the Co-General Partner of Justice. The Amendment was ratified by approximately 98% of the limited partnership interests. The Amendment also provides that future amendments to the Limited Partnership Agreement may be made only upon the consent of the general partners and at least seventy five percent (75%) of the interests of the limited partners. Consent of at least 75% of the interests of the limited partners will also be required to remove a general partner pursuant to the Amendment.

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


NOTE 3 - INVESTMENT IN HOTEL, NET

Hotel property and equipment consisted of the following:


                                             Accumulated        Net Book
As of March 31, 2009         Cost           Depreciation         Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     16,783,000        (10,444,000)       6,339,000
Building and improvements   54,167,000        (17,364,000)      36,803,000
                          ------------       ------------     ------------
                          $ 73,688,000       $(27,808,000)    $ 45,880,000
                          ============       ============     ============

                                             Accumulated        Net Book
As of June 30, 2008           Cost           Depreciation         Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     16,279,000         (8,005,000)       8,274,000
Building and improvements   53,486,000        (16,376,000)      37,110,000
                          ------------       ------------     ------------
                          $ 72,503,000       $(24,381,000)    $ 48,122,000
                          ============       ============     ============


NOTE 4 - INVESTMENT IN REAL ESTATE

Investment in real estate included the following:


                                           March 31, 2009       June 30, 2008
                                           --------------       -------------

  Land                                    $  24,735,000          $ 24,735,000
  Buildings, improvements and equipment      61,136,000            60,778,000
  Accumulated depreciation                  (21,831,000)          (20,217,000)
                                             ----------            ----------
                                          $  64,040,000          $ 65,296,000
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

In March 2009, the Company refinanced its $1,054,000 loan on its corporate office building and obtained a new loan in the amount of $1,200,000. The interest rate on the loan is fixed at 5.02% and the loan matures in March 2014.


NOTE 5 - PROPERTY HELD FOR SALE AND DISCONTINUED OPERATIONS

As of March 31, 2009, the Company had listed for sale its 249-unit apartment building located in Austin, Texas and its 132-unit apartment located in San Antonio, Texas (both classified as Held for Sale on the balance sheet). Under the provisions of the Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, for properties disposed of or listed for sale during the year, the revenues and expenses are accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these two properties have been reclassified from continuing operations for the three and nine months ended March 31, 2009 and 2008 and are reported as income(loss) from discontinued operations in the consolidated statements of operations.

In August 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and recognized a gain on the sale of real estate of $4,074,000. The Company received net proceeds after selling costs of $7,739,000 and paid off the related outstanding mortgage note payable of $4,007,000.

The revenues and expenses from the operation of these three properties during the three and nine months ended March 31, 2009 and 2008, are summarized as follows:

For the three months ended March 31,         2009              2008
                                          ----------        ----------
      Revenues                            $  648,000       $   652,000
      Expenses                              (541,000)         (555,000)
                                          ----------        ----------
       Income                             $  107,000       $    97,000
                                          ==========        ==========

For the nine months ended March 31,          2009              2008
                                          ----------        ----------
      Revenues                            $1,966,000       $ 2,145,000
      Expenses                            (1,725,000)       (2,022,000)
                                          ----------        ----------
       Income                             $  241,000       $   123,000
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

At March 31, 2009, all of the Company's marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:


                             Gross              Gross             Net                Fair
Investment    Cost       Unrealized Gain   Unrealized Loss    Unrealized Gain        Value
---------- -----------   ---------------   ---------------    ---------------     -----------
As of March 31, 2009
Corporate
Equities   $ 3,778,000      $2,491,000       ($1,118,000)        $1,373,000       $5,151,000


As of June 30, 2008

Corporate
Equities   $ 5,869,000      $ 2,127,000      ($1,290,000)        $  837,000       $6,706,000


As of March 31, 2009 and June 30, 2008, the Company had unrealized losses of $919,000 and $708,000, respectively, related to securities held for over one year.

Net gain(loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains(losses). Below is the composition of the net gain(loss) for the three and nine months ended March 31, 2009 and 2008, respectively.


For the three months ended March 31,                   2009             2008
                                                    -----------      -----------
Realized gain on marketable securities              $    56,000      $   422,000
Unrealized loss on marketable securities               (415,000)      (2,767,000)
                                                    -----------      -----------
Net loss on marketable securities                   $  (359,000)     $(2,345,000)
                                                    ===========      ===========

For the nine months ended March 31,                    2009             2008
                                                    -----------      -----------
Realized gain on marketable securities              $ 1,193,000      $   533,000
Unrealized gain(loss) on marketable securities          536,000       (2,880,000)
                                                    -----------      -----------
Net gain(loss) on marketable securities             $ 1,729,000      $(2,347,000)
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

As of March 31, 2009 and June 30, 2008, the Company had net other investments of $6,320,000 and $6,798,000, respectively, which consist of the following:

            Type                         March 31, 2009     June 30, 2008
   ---------------------------         -----------------  ----------------
   Private equity hedge fund           $       5,520,000  $      6,434,000
   Corporate debt instruments                    500,000            64,000
   Other                                         300,000           300,000
                                       -----------------  ----------------
                                       $       6,320,000  $      6,798,000
                                       =================  ================


During the three and nine months ended March 31, 2009, the Company recorded impairment losses on other investments of $705,000 and $1,300,000, respectively. During the three and nine months ended March 31, 2008, the Company recorded impairment losses of $1,117,000 and $1,242,000, respectively.


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

Level 3: Unobservable inputs that reflect the reporting entity's own assumptions

The assets measured at fair value on a recurring basis as of March 31, 2009 are as follows:


Assets:                                  Level 1  Level 2   Level 3    March 31, 2009
-----------                            ---------  -------   -------    --------------
Cash                                  $1,378,000 $      -  $      -      $1,378,000
Restricted cash                        1,173,000        -         -       1,173,000
Investment in marketable securities    5,151,000        -         -       5,151,000
                                       ---------  -------   -------       ---------
                                      $7,702,000 $      -  $      -      $7,702,000
                                       =========  =======   =======       =========

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date.

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above include "Other investments in non-marketable securities," that were initially measured at cost and have been written down to fair value as a result of an impairment. The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis as of March 31, 2009:


                                                                                              Loss for the
                                                                                          nine months ended
Assets:                            Level 1   Level 2      Level 3       March 31, 2009     March 31, 2009
-----------                        -------   -------     ---------      --------------    -----------------
Other non-marketable investments  $      -  $      -    $6,320,000        $6,320,000        $(1,300,000)


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

On December 12, 2008, Justice obtained a modification and extension of its unsecured revolving line of credit facility from United California Bank ("UCB") which was to mature on February 2, 2009. The modification extends the term of the credit facility to February 2, 2010, but reduced the limit of funds available to the Partnership for short term capital for the Hotel's business operations from $3,000,000 to $2,500,000. The annual interest rate initially based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate plus 1.0%, or the LIBOR Rate plus 3.5%, with an interest rate floor of 5% per annum.

As of December 31, 2008, Justice was not in compliance with a financial covenant pertaining to the line of credit. The non-compliance resulted from the one-time, non-recurring loss of $684,000 on the termination of the garage lease and related professional fees. In February 2009, Justice obtained a waiver of non-compliance from the bank regarding that covenant conditioned upon a modification of the terms of the credit facility. Pursuant to that modification, the annual interest rate is now based on the Wall Street Journal Prime Rate plus 3%, floating, with an interest rate floor of 5%. As of March 31, 2009, there was a balance of $1,700,000 drawn by Justice under the line of credit facility, with an annual interest rate of 6.25% (Prime at 3.25% as of March 31, 2009 plus 3%).


NOTE 10 - TERMINATION OF GARAGE LEASE

Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby Justice purchased all of Evon's right title and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. Justice also agreed to assume Evon's contract with Ace Parking for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The purchase price for the garage lease and related assets was approximately $755,000, payable in one down payment of approximately $28,000 and 26 equal monthly installments of approximately $29,000, which includes interest at the rate of 2.4% per annum. During the three and nine months ended March 31, 2009, the Company recorded a loss on the termination of the garage lease of $684,000 on the Company's condensed consolidated statements of operations.

Future installment payments as of March 31, 2009 are as follows:

       For the year ending June 30,

                  2009     $ 87,000
                  2010      345,000
                  2011      144,000
                           --------
                   Total   $576,000
                           ========


As of March 31, 2009, the present value of the liability of $563,000 was included in the accounts payable and other liabilities balance of $11,290,000 on the Company's condensed consolidated balance sheet.

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

On December 3, 2008, the Board of Directors of the Company adopted, subject to shareholder approval, a new equity compensation plan for its officers, directors and key employees entitled, The InterGroup Corporation 2008 Restricted Stock Unit Plan (the "Plan"). The Plan was adopted, in part, to replace the stock option plans that expired on December 7, 2008. The Plan was approved by shareholders at the Company's Annual Meeting of Shareholders on February 18, 2009.

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

The table below summarizes the RSUs granted and outstanding.

                                         Number of RSUs
                                         --------------
Granted                                      90,440
                                         --------------
Outstanding at March 31, 2009                90,400
                                         ==============

In December 2008, a director exercised his 12,000 stock options and acquired 12,000 shares of the Company stock at $8.00 per share. No stock compensation was recognized as compensation expense for these options as they were previously calculated at the grant date under the pro-forma disclosures of SFAS 123.

The following table summarizes the stock options outstanding as of March 31, 2009:

                                      Number of         Weighted-average
                                       Shares            Exercise Price
                                      ----------         ---------------
  Outstanding at June 30, 2007          405,000                   $9.91
Granted                                       -                       -
Exercised                                     -                       -
Forfeited                               (15,000)                  35.11
                                      ----------         ---------------
  Outstanding at June 30, 2008          390,000                    9.13
Granted                                       -                       -
Exercised                               (12,000)                   8.00
Forfeited                                     -                       -
Exchanged                              (261,000)                   7.93
                                      ----------         ---------------
  Outstanding at March 31, 2009          117,000                  $11.91
                                      ==========         ===============

Exercisable at March 31, 2009           112,500                  $11.86
                                      ==========         ===============

The range of exercise prices for the outstanding and exercisable options as of March 31, 2009 are as follows:

                           Number of   Range of        Weighted Average  Weighted Average
                           Options     Exercise Price  Exercise Price    Remaining Life
                           ---------   --------------  ----------------  ----------------
Outstanding options        117,000     $8.17-$18.00      $ 11.91           3.00 years
Exercisable options        112,500     $8.17-$18.00      $ 11.86           3.04 years


NOTE 12 - SEGMENT INFORMATION

The Company operates in three reportable segments, the operation of the hotel ("Hotel Operations"), the operation of its multi-family residential properties ("Real Estate Operations") and the investment of its cash in marketable securities and other investments("Investment Transactions"). These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this information.

Information below represents reported segments for the three and nine months ended March 31, 2009 and 2008. Operating income(loss) from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income for investment transactions consist of net investment gain(loss) and dividend and interest income.


As of and for the
Three months ended           Hotel       Real Estate   Investment                                  Discontinued
March 31, 2009             Operations    Operations   Transactions      Other       Subtotal        Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income(loss)     $ 7,073,000   $ 3,141,000   $(1,033,000) $          -   $  9,181,000   $    648,000   $  9,829,000
Operating expenses          (6,314,000)   (1,600,000)     (262,000)     (419,000)    (8,595,000)      (391,000)    (8,986,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)before
 interest expense,
 depreciation, amortization,
 income tax and minority
  interest                     759,000     1,541,000    (1,295,000)     (419,000)       586,000        257,000        843,000

Interest expense              (719,000)     (832,000)            -             -     (1,551,000)      (150,000)    (1,701,000)
Depreciation and
 amortization expense       (1,167,000)     (525,000)            -             -     (1,692,000)             -     (1,692,000)
Income tax benefit(expense)          -             -             -       691,000        691,000        (41,000)       650,000
Minority interest                    -             -             -       640,000        640,000              -        640,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,127,000)  $   184,000   $(1,295,000)  $   912,000  $  (1,326,000) $      66,000   $ (1,260,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $41,740,000   $64,040,000   $11,471,000   $17,839,000  $ 135,090,000  $   7,123,000   $142,213,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


As of and for the
Three months ended            Hotel      Real Estate   Investment                                  Discontinued
March 31, 2008             Operations    Operations   Transactions      Other       Subtotal        Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------

Operating income(loss)     $ 8,799,000   $ 3,318,000   $(3,430,000)  $         -  $   8,687,000   $    652,000   $  9,339,000
Operating expenses          (7,479,000)   (1,674,000)     (456,000)     (407,000)   (10,016,000)      (375,000)   (10,391,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)before
 interest expense,
 depreciation, amortization,
 income tax and minority
  interest                   1,320,000     1,644,000    (3,886,000)     (407,000)    (1,329,000)       277,000     (1,052,000)

Interest expense              (745,000)     (847,000)            -             -     (1,592,000)      (154,000)    (1,746,000)
Depreciation and
 amortization expense       (1,155,000)     (581,000)            -             -     (1,736,000)       (26,000)    (1,762,000)
Income tax benefit(expense)          -             -             -     1,726,000      1,726,000        (29,000)     1,697,000
Minority interest              266,000             -             -       697,000        963,000              -        963,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (314,000)  $   216,000   $(3,886,000)  $ 2,016,000  $  (1,968,000) $      68,000   $ (1,900,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $51,684,000   $65,634,000   $13,631,000   $ 9,520,000  $ 140,469,000  $   7,037,000   $147,506,000
                           ===========   ===========   ===========   ===========   ============   ============   ============



As of and for the
Nine months ended            Hotel       Real Estate   Investment                                  Discontinued
March 31, 2009             Operations    Operations   Transactions      Other       Subtotal        Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $25,016,000   $ 9,547,000   $   567,000  $          -   $ 35,130,000   $  1,966,000   $ 37,096,000
Operating expenses         (21,517,000)   (4,922,000)     (901,000)   (1,223,000)   (29,563,000)    (1,262,000)   (29,825,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)before
 interest expense,
 depreciation, amortization,
 income tax and minority
  interest                   3,499,000     4,625,000      (334,000)   (1,223,000)     6,567,000        704,000      7,271,000

Interest expense            (2,162,000)   (2,549,000)            -             -     (4,711,000)      (463,000)    (5,174,000)
Depreciation and
 amortization expense       (3,483,000)   (1,608,000)            -             -     (5,091,000)             -     (5,091,000)
Income tax benefit(expense)          -             -             -       692,000        692,000        (94,000)       598,000
Minority interest              (96,000)            -             -     1,266,000      1,170,000              -      1,170,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(2,242,000)  $   468,000   $  (334,000)  $   735,000  $  (1,373,000) $     147,000   $ (1,226,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $41,740,000   $64,040,000   $11,471,000   $17,839,000  $ 135,090,000  $   7,123,000   $142,213,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


As of and for the
Nine months ended            Hotel       Real Estate   Investment                                  Discontinued
March 31, 2008             Operations    Operations   Transactions      Other       Subtotal        Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------

Operating income(loss)     $28,204,000   $ 9,442,000   $(3,445,000)  $         -  $  34,201,000   $  2,145,000   $ 36,346,000
Operating expenses         (24,341,000)   (4,623,000)   (1,261,000)   (1,238,000)   (31,463,000)    (1,494,000)   (32,957,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)before
 gain on sale of real estate,
 interest expense,
 depreciation, amortization,
 income tax and minority
  interest                   3,863,000     4,819,000    (4,706,000)   (1,238,000)     2,738,000        651,000      3,389,000

Gain on sale of real estate          -             -             -             -              -      4,074,000      4,074,000
Interest expense            (2,150,000)   (2,645,000)            -             -     (4,795,000)      (528,000)    (5,323,000)
Depreciation and
 amortization expense       (3,455,000)   (1,678,000)            -             -     (5,133,000)             -     (5,133,000)
Income tax benefit(expense)          -             -             -     2,518,000      2,518,000)    (1,654,000)       864,000
Minority interest              801,000             -             -     1,038,000      1,839,000              -      1,839,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (941,000)  $   496,000   $(4,706,000)  $ 2,318,000  $  (2,833,000) $   2,543,000   $   (290,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $51,684,000   $65,634,000   $13,631,000   $ 9,520,000  $ 140,469,000  $   7,037,000   $147,506,000
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

Evon, a general partner of Justice, was the lessee of the parking garage until September 30, 2008. Under the terms of the lease agreement, Evon paid the Partnership $319,000 and $1,229,000 for the nine months ended March 31, 2009 and 2008, respectively. As discussed in Note 10, Justice and Evon entered into an installment sale agreement whereby Justice purchased the remaining term of the lease agreement and related assets for a total of approximately $755,000.

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


RESULTS OF OPERATIONS

The Company's principal business is conducted through Portsmouth's general and limited partnership interest in the Justice Investors limited partnership ("Justice" or the "Partnership"). Portsmouth has a 50.0% limited partnership interest in Justice and serves as the managing general partner of Justice. Evon Corporation ("Evon") serves as the other general partner. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, known as the Hilton San Francisco Financial District (the "Hotel"). The financial statements of Justice have been consolidated with those of the Company.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. Properties include eighteen apartment complexes, two commercial real estate properties, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. The Company's Austin, Texas property and all of the Company's residential rental properties in California are managed by professional third party property management companies.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.


Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

The Company had a net loss of $1,260,000 for the three months ended March 31, 2009 compared to a net loss of $1,900,000 for the three months ended March 31, 2008. As discussed in Note 1, the Company stopped recording a minority interest benefit in Justice Investors beginning the quarter ended December 31, 2008 resulting in the recording of an additional $571,000 included in the net loss. During the three months ended March 31, 2009, operating income from hotel operations decreased to $759,000 from $1,320,000 during the three months ended March 31, 2008. During the three months ended March 31, 2009, operating income from real estate operations decreased to $1,541,000 from $1,644,000 for the three months ended March 31, 2008. During the same period, the net loss on marketable securities decreased to $359,000 for the three months ended March 31, 2009 from $2,345,000 for the three months ended March 31, 2008.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2009 and 2008.


For the three months ended March 31,                            2009            2008
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                                $ 5,251,000    $  6,737,000
 Food and beverage                                            1,106,000       1,451,000
 Garage                                                         571,000         393,000
 Other                                                          145,000         218,000
                                                             ----------      ----------
  Total hotel revenues                                        7,073,000       8,799,000
                                                             ----------      ----------
Operating expenses excluding interest, depreciation and
 Amortization expenses                                       (6,314,000)     (7,479,000)
                                                             ----------      ----------
Operating income                                                759,000       1,320,000

Interest expense                                               (719,000)       (745,000)
Depreciation and amortization expense                        (1,167,000)     (1,155,000)
                                                             ----------      ----------
Loss from hotel operations                                  $(1,127,000)    $  (580,000)
                                                             ==========      ==========

For the three months ended March 31, 2009, the Hotel generated operating income of approximately $759,000 before interest, depreciation and amortization, on operating revenues of approximately $7,073,000 compared to operating income of approximately $1,320,000 before interest, depreciation and amortization, on operating revenues of approximately $8,799,000 for the three months ended March 31, 2008. The decrease in Hotel operating income is primarily attributable to the decrease in room and food and beverage revenues in the current period, partially offset by a decrease in operating expenses as part of management's efforts to reduce operating costs and to achieve greater efficiencies, and an increase in garage revenues due to the termination of the garage lease effective October 1, 2008 and the integration of those operations into those of the Hotel.

Room revenues decreased by $1,486,000 for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008 and food and beverage revenues decreased by $345,000 for the same period. The decrease in room revenues was primarily attributable to a significant decline in average daily room rates as hotels in the San Francisco market have slashed room rates in an effort to maintain occupancy levels in a very competitive market due to current economic conditions. The decrease in food and beverage revenues is primarily attributable to decline in banquet and catering business as companies cut back on business travel, corporate meetings and events.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended March 31, 2009 and 2008.

Three Months Ended         Average           Average
     March 31,            Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2009                   $135              80%              $107
      2008                   $176              77%              $136

The operations of the Hotel continued to be impacted by the significant downturn in the domestic and international economies and markets. The Hotel's average daily room rate was approximately $41 lower for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. However, due to increased sales and marketing efforts in the face of difficult economic conditions and greater competition, the Hotel was able to boost occupancy rates by three percent (3%) over the comparable period. As a result, the Hotel was able to achieve a RevPar number that was near the top of its competitive set.

Management has also continued to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to stabilize and maintain operating income of the Hotel. The Hotel's management company has added support to those efforts by agreeing to reduce its management fees by fifty percent for the 2009 calendar year. As a result, we have seen further reductions in operating costs of the Hotel for the three months ended March 31, 2009 despite maintaining higher occupancy levels. Management will also continue to explore new and innovative ways to improve operations and enhance the guest experience. One significant step was to move lunch and dinner services from the restaurant to the lounge to create a more intimate, yet lively, atmosphere and to complement the new wine bar "Flyte" in the lobby of the Hotel. That initiative appears to be working as the Hotel generated its first quarterly operating profit from its food and beverage operations in the three months ended March 31, 2009.

Operating income from real estate operations decreased to $1,541,000 for the three months ended March 31, 2009 from $1,644,000 for the three months ended March 31, 2008 primarily due to the decrease in real estate revenue to $3,141,000 from $3,318,000, partially offset by the decrease in real estate operating expenses to $1,600,000 from $1,674,000. The decrease in real estate revenue is due to the one-time receipt of additional other revenue of approximately $181,000 at the Company's Las Colinas, Texas property during the three months ended March 31, 2008. The Company's real estate operations remains relatively consistent with comparable prior year period. Management continues to review and analyze the Company's real estate operations to improve occupancy and rental rates, reduce expenses and improve efficiencies.

As of March 31, 2009, the Company had listed for sale its 249-unit apartment complex located in Austin, Texas and its 132-unit apartment complex located in San Antonio, Texas. These properties are classified as held for sale on the Company's condensed consolidated balance sheet with the operations of these properties classified under discontinued operations in the condensed consolidated statements of operations.

The Company had a net loss on marketable securities of $359,000 for the three months ended March 31, 2009 compared to a loss of $2,345,000 for the three months ended March 31, 2008. For the three months ended March 31, 2009, the Company had a net realized gain of $56,000 and a net unrealized loss of $415,000. For the three months ended March 31, 2008, the Company had a net realized gain of $422,000 and net unrealized loss of $2,767,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of March 31, 2009, the Company had net other investments of $6,320,000. During the three months ended March 31, 2009 and 2008, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $705,000 and $1,117,000, respectively.

Margin interest and trading expenses decreased to $262,000 for the three months ended March 31, 2009 from $456,000 for the three months ended March 31, 2008 primarily due to the decrease in borrowing costs and margin interest expense.

As discussed in Note 1, during the three months March 31, 2009, the Company did not record a minority interest benefit of $571,000 related to the loss from hotel operations. In the comparable quarter ended March 31, 2008, the Company recorded a minority interest benefit of $266,000.

The provision for income tax benefit decreased to $650,000 for the three months ended March 31, 2009 from $1,697,000 for the three months end March 31, 2008 as the result of the lower pre-tax loss incurred during the three months ended March 31, 2009. Additionally, as noted above and in Note 1, the Company did not record a pre-tax minority interest benefit for the three months ended March 31, 2009. As the result the effective tax rate during the three months ended March 31, 2009 is lower compared to the three months ended March 31, 2008.


Nine months ended March 31, 2009 Compared to the Nine months ended March 31,
2008

The Company had a net loss of $1,226,000 for the nine months ended March 31, 2009 compared to a net loss of $290,000 for the nine months ended March 31, 2008. As discussed in Note 1, the Company stopped recording a minority interest benefit in Justice Investors beginning the quarter ended December 31, 2008 resulting in the recording of an additional $1,179,000 included in the net loss. During the nine months ended March 31, 2009, operating income from hotel operations increased to $4,183,000 from $3,863,000 during the nine months ended

March 31, 2008. During the nine months ended March 31, 2009, operating income from real estate operations decreased to $4,183,000 from $3,863,000 for the nine months ended March 31, 2008. During the same period, the Company had a net gain on marketable securities of $1,729,000 for the nine months ended March 31, 2009 compared to a net loss on marketable securities of $2,347,000 for the nine months ended March 31, 2008. Contributing significantly to reduction of the net loss in the prior comparable period, the Company had a gain of $4,074,000 related to the sale real estate. There was no sale of real estate in the most recent period.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2009 and 2008.


For the Nine months ended March 31,                             2009            2008
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                                $19,451,000    $ 21,961,000
 Food and beverage                                            3,633,000       4,399,000
 Garage                                                       1,541,000       1,229,000
 Other                                                          391,000         615,000
                                                             ----------      ----------
  Total hotel revenues                                       25,016,000      28,204,000
                                                             ----------      ----------
Operating expenses excluding interest, depreciation and
 amortization expenses                                      (20,833,000)    (24,341,000)
                                                             ----------      ----------
Operating income                                              4,183,000       3,863,000

Loss on termination of garage lease                            (684,000)              -
Interest expense                                             (2,162,000)     (2,150,000)
Depreciation and amortization expense                        (3,483,000)     (3,455,000)
                                                             ----------      ----------
Loss from hotel operations                                  $(2,146,000)    $(1,742,000)
                                                             ==========      ==========

For the nine months ended March 31, 2009, the Hotel generated operating income of approximately $4,183,000, before the loss on termination of garage lease, interest, depreciation and amortization, on operating revenues of approximately $25,016,000 compared to operating income of approximately $3,863,000 before interest, depreciation and amortization, on operating revenues of approximately $28,204,000 for the nine months ended March 31, 2008. Despite a significant decrease in operating revenues of approximately $3,188,000, the Hotel was able to increase its operating income by approximately $320,000 over the comparable period primarily due to a significant decrease in operating expenses of approximately $3,508,000 and an increase in garage revenues due to the termination of the garage lease effective October 1, 2008 and the integration of those operations into those of the Hotel.

Room revenues decreased by $2,510,000 for the nine months ended March 31, 2009 when compared to the nine months ended March 31, 2008 and food and beverage revenues decreased by $766,000 for the same period. The decrease in room revenues was primarily attributable to a decline in average daily room rates as hotels in the San Francisco market began to reduce room rates beginning in October 2008 in an effort to maintain occupancy levels in an increasingly more competitive market as economic conditions continued to deteriorate. The decrease in food and beverage revenues is primarily attributable to decline in banquet and catering business as companies cut back on business travel, corporate meetings and events.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the nine months ended March 31, 2009 and 2008.

Nine Months Ended          Average           Average
    March 31,             Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2009                   $163              80%              $130
      2008                   $174              84%              $147

The full impact of the downturn in the domestic and international economies and markets began to be felt by the operations of the Hotel in September 2008 and it is expected to continue at least through fiscal 2009. As a result, the average daily room rate declined by approximately $11 and occupancy declined by approximately 4% for the nine months ended March 31, 2009. As a result, RevPar was also down approximately $17 from the comparable period.

Facing difficult economic conditions and a decline in business, group and leisure travel, both domestic and international, management has continued to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to stabilize and maintain operating income of the Hotel. The Hotel's management company has added support to those efforts by agreeing to reduce its management fees by fifty percent for the 2009 calendar year. As a result, we have seen further reductions in operating costs of the Hotel as a percentage of Hotel revenues for the nine months ended March 31, 2009. Management has also increased its sales and marketing efforts in what has become an even more competitive hotel market in San Francisco. Management has also continued to explore new and innovative ways to improve operations and enhance the guest experience. One significant step was to move lunch and dinner services from the restaurant to the lounge to create a more intimate, yet lively, atmosphere and to complement the new wine bar "Flyte" in the lobby of the Hotel. That initiative appears to be working as the Hotel generated its first quarterly operating profit from its food and beverage operations in the three months ended March 31, 2009.

Operating income from real estate operations decreased to $4,625,000 for the nine months ended March 31, 2009 from $4,819,000 for the nine months ended March 31, 2008 due to the increase in operating expenses to $4,922,000 from $4,623,000 partially offset by the increase in revenues to $9,547,000 from $9,442,000. The increase in operating expenses is primarily due the increase repairs and maintenance expenses and utilities expense partially offset by the one-time $151,000 reduction against professional fees received during the nine months ended March 31, 2008. The increase in revenues is primarily due to the increase in rental rates at the Company's properties located in Parsippany, New Jersey and St. Louis, Missouri. The Company's real estate operations remains relatively consistent with comparable prior year period. Management continues to review and analyze the Company's real estate operations to improve occupancy and rental rates, reduce expenses and improve efficiencies.

As of March 31, 2009, the Company had listed for sale its 249-unit apartment complex located in Austin, Texas and its 132-unit apartment complex located in San Antonio, Texas. These properties are classified as held for sale on the Company's condensed consolidated balance sheet with the operations of these properties classified under discontinued operations in the condensed consolidated statements of operations. During the nine months ended March 31, 2008, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and recognized a gain on the sale of real estate of $4,074,000. The operations and the related gain on the sale of real estate are also included under discontinued operations.

The Company had a net gain on marketable securities of $1,729,000 for the nine months ended March 31, 2009 compared to a net loss of $2,347,000 for the nine months ended March 31, 2008. For the nine months ended March 31, 2009, the Company had a net realized gain of $1,193,000 and a net unrealized gain of $536,000. For the nine months ended March 31, 2008, the Company had a net realized gain of $533,000 and net unrealized loss of $2,880,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of March 31, 2009, the Company had net other investments of $6,320,000. During the nine months ended March 31, 2009 and 2008, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $1,300,000 and $1,242,000, respectively.

Trading and margin interest expense decreased to $901,000 for the nine months ended March 31, 2009 from $1,261,000 for the nine months ended March 31, 2008 primarily due to the decrease in borrowing costs and margin interest expense.

Minority interest related to Justice Investors changed to an expense of $96,000 for the nine months ended March 31, 2009 from a benefit of $801,000 for the nine months ended March 31, 2008. As discussed in Note 1, the Company did not record a minority interest benefit of $1,179,000 related to the loss from hotel operations. The $96,000 minority interest expense was recorded during the three months ended September 30, 2008.

The total provision for income tax benefit decreased to $598,000 for the nine months ended March 31, 2009 from $864,000 for the nine months end March 31, 2008. As noted above and in Note 1, the Company did not record a pre-tax minority interest benefit for the three months ended March 31, 2009. As the result the effective tax rate during the nine months ended March 31, 2009 is lower compared to the nine months ended March 31, 2008.

Minority interest related to Portsmouth and Santa Fe increased to $1,266,000 for the nine months ended March 31, 2009 from $1,038,000 for the nine months ended March 31, 2008 primarily due to the higher losses incurred by Portsmouth and Santa Fe during the nine months ended March 31, 2009.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company's investment portfolio is diversified with 43 different equity positions. The portfolio contains four individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 45.4% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of March 31, 2009, the Company had investments in marketable equity securities of $5,151,000. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of March 31, 2009 and June 30, 2008.

   As of March 31, 2009
                                                              % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
   --------------                      ------------           ----------
   Dairy products                      $ 2,337,000               45.4%
   Financial services and REITs            730,000               14.2%
   Industrial                              637,000               12.4%
   Basic materials and energy              527,000               10.2%
   Healthcare                              415,000                8.1%
   Consumer cyclical                       334,000                6.5%
   Other                                   171,000                3.2%
                                       ------------           ----------
                                       $ 5,151,000              100.0%
                                       ============           ==========
   As of June 30, 2008
                                                              % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
   --------------                      ------------           ----------
   Dairy products                      $  1,540,000               23.0%
   Communications                         1,123,000               16.7%
   Financial                                721,000               10.8%
   Basic materials                          654,000                9.8%
   Medical                                  467,000                7.0%
   Transportation                           442,000                6.6%
   Others                                 1,759,000               26.1%
                                         ----------              ------
                                       $  6,706,000              100.0%
                                         ==========              ======

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the indicated periods.

For the three months ended March 31,            2009                   2008
                                          --------------        --------------
Net loss on marketable securities          $   (359,000)          $ (2,345,000)
Impairment loss on other investments           (705,000)            (1,117,000)
Dividend & interest income                       31,000                 32,000
Margin interest expense                         (38,000)               (71,000)
Trading and management expenses                (224,000)              (385,000)
                                           ------------           ------------
                                           $ (1,295,000)          $ (3,886,000)
                                           ============           ============

For the nine months ended March 31,             2009                   2008
                                          --------------        --------------
Net gain(loss) on marketable securities    $  1,729,000           $ (2,347,000)
Impairment loss on other investments         (1,300,000)            (1,242,000)
Dividend & interest income                      138,000                144,000
Margin interest expense                        (140,000)              (253,000)
Trading and management expenses                (761,000)            (1,008,000)
                                           ------------           ------------
                                           $   (334,000)          $ (4,706,000)
                                           ============           ============

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated from hotel operations. The Company also receives revenues generated from its real estate operations and from the investment of its cash and securities assets. Since the operations of the Hotel operations of the Hotel were temporarily suspended on May 31, 2005, and significant amounts of money were expended to renovate and reposition the Hotel as a Hilton, Justice did not pay any partnership distributions until the end of March 2007. As a result, the Company had to depend more on the revenues generated from the investment of its cash and marketable securities during that transition period.

The Hotel started to generate cash flows from its operations in June 2006.
For the nine months ended March 31, 2009, Justice paid a total of $850,000 in limited partnership distributions, of which the Company received $425,000. For the nine months ended March 31, 2008, Justice paid a total of $1,000,000 in limited partnership distributions, of which the Company received $500,000. The general partners expect to conduct regular reviews to set the amount of any future distributions that may be appropriate based on the results of operations of the Hotel and other factors, including establishment of reasonable reserves for debt payments and operating contingencies. Due to the impact that the significant downturn in domestic and international economies has had on the operating results of the Hotel in fiscal 2009, and no further distributions are anticipated this fiscal year.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Prudential Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. As of March 31, 2009 the Prudential Loan balance was approximately $28,368,000.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in the principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is without recourse to the limited and general partners of Justice. As of March 31, 2009, the Second Prudential Loan balance was approximately $18,574,000.

On December 12, 2008, Justice obtained a modification and extension of it unsecured revolving line of credit facility from United California Bank ("UCB") which was to mature on February 2, 2009. The modification extends the term of the credit facility to February 2, 2010, but reduced the limit of funds available to the Partnership for short term capital for the Hotel's business operations from $3,000,000 to $2,500,000. The annual interest rate was initially to be based on an index selected by Justice at the time of advance, equal to the Wall Street Journal Prime Rate plus 1.0%, or the LIBOR Rate plus 3.5%, with an interest rate floor of 5% per annum.

As of December 31, 2008, Justice was not in compliance with a financial covenant pertaining to the line of credit. The non-compliance resulted from the one-time, non-recurring loss of $684,000 on the termination of the garage lease and related professional fees. In February 2009, Justice obtained a waiver of non-compliance from the bank regarding that covenant conditioned upon a modification of the terms of the credit facility. Pursuant to that modification, the annual interest rate is now based on the Wall Street Journal Prime Rate plus 3%, floating, with an interest rate floor of 5%. As of March 31, 2009, there was a balance of $1,700,000 drawn by Justice under the line of credit facility, with an annual interest rate of 6.25% (Prime at 3.25% as of March 31, 2009 plus 3%).

Despite the downturns in the economy, the Hotel has continued to generate positive cash flows. While the debt service requirements related to the two Prudential loans, as well as the utilization of the UCB line of credit, may create some additional risk for the Company and its ability to generate cash flows in the future since the Partnership's assets had been virtually debt free for an number of years, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership's current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

In March 2009, the Company refinanced its $1,054,000 loan on its corporate office building and obtained a new loan in the amount of $1,200,000. The interest rate on the loan is fixed at 5.02% and the loan matures in March 2014.

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


            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
             Number of      Average         as Part of Publicly      Yet Be Purchased
 2009         Shares        Price Paid       Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs
--------------------------------------------------------------------------------------
Month #1
(Jan. 1-          -              -                   -                   16,620
Jan. 31)
--------------------------------------------------------------------------------------
Month #2
(Feb. 1-      1,000         $ 9.41               1,000                   15,620
Feb. 28)
--------------------------------------------------------------------------------------
Month #3
(Mar. 1-      6,362         $10.37               6,362                    9,258
Mar. 31)
--------------------------------------------------------------------------------------
Total         7,362         $10.24               7,362                    9,258
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

Item 4.  Submission of Matters to a Vote of Security Holders.

The Fiscal 2008 Annual Meeting of the Shareholders of the Company was held on February 18, 2009 at the Hilton San Francisco Financial District, 750 Kearny Street, San Francisco, California. At that meeting, John C. Love was elected as Class C Director, to serve a three year term expiring at the Fiscal 2011 Annual Meeting. Directors John V. Winfield, Josef A. Grunwald, Gary N. Jacobs and William J. Nance continue their terms as the Company's other directors. At the Annual Meeting, the shareholders also voted in favor of the ratification of the Audit Committee's selection of Burr, Pilger & Mayer LLP as the Company's independent registered public accounting firm for the fiscal year ending June 30, 2009 and for approval of The InterGroup Corporation 2008 Restricted Stock Unit Plan. A tabulation of the vote follows:

Proposal (1) - Election of Class C Director - John C. Love:

    Votes For     Withheld
    ---------     --------
    2,109,005       9,014


Proposal (2) - Ratification of Independent Registered Public Accounting Firm:

    Votes For     Against     Abstained     Broker Non-Vote
    ---------     -------     ---------     ---------------
    2,060,293       9,213      48,512                -


Proposal (3) - Approval of The InterGroup Corporation 2008 Restricted Stock
               Unit Plan:

    Votes For     Against     Abstained     Broker Non-Vote
    ---------     -------     ---------     ---------------
    1,506,345      34,791       4,276          572,607


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


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: May 8, 2009                     by      /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: May 8, 2009                     by      /s/ David Nguyen
                                              ------------------------------
                                              David Nguyen, Treasurer
                                              and Controller
                                             (Principal Financial Officer)