Form 10-K
period 2009-06-30
INTERGROUP CORP
filed 2009-10-13
CIK 69422

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------
                               FORM 10-K

[x] Annual Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended June 30, 2009

[ ] Transition report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

Commission File Number 1-10324

                           THE INTERGROUP CORPORATION
                           ---------------------------
                (Exact name of registrant as specified in its charter)

           Delaware                                   13-3293645
    ------------------------------                 -----------------
   (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                 Identification No.)


10940 Wilshire Blvd., Suite 2150, Los Angeles, California     90024
---------------------------------------------------------    --------
        (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code: (310) 889-2500

        Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
---------------------------           -----------------------------------------
Common Stock $.01 par value                 The NASDAQ Stock Market, LLC

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                             [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

   Large accelerated filer  [ ]                 Accelerated filer [ ]

   Non-accelerated filer    [ ]                 Smaller reporting company [X]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act)  [ ] Yes   [X] No

The aggregate market value of the Common Stock, $.01 Par value, held by non-affiliates computed by reference to the closing sales price on The NASDAQ Capital Market on December 31, 2008 (the last business day of registrant's most recently completed second fiscal quarter) was $9,641,148.

The number of shares outstanding of registrant's Common Stock, as of September 10, 2009, was 2,327,665.


                  DOCUMENTS INCORPORATED BY REFERENCE: None

                           EXPLANATORY NOTE

The Consolidated Financial Statements of The InterGroup Corporation ("InterGroup" or the "Company") at and for the fiscal year ended June 30, 2008, and related financial information, have been restated to correct errors in the accounting for the minority interest in a consolidated limited partnership, Justice Investors, and the attribution of partnership losses related to Justice as discussed in Note 3 of the Consolidated Financial Statements included in
Part II, Item 8 of this Annual Report. Restated balances have been identified with the notation "restated" where appropriate and the terms "as previously reported" will be used to refer to balances from the fiscal 2008 consolidated financial statements prior to the restatement for the correction of errors.

We are filing this comprehensive Annual Report on Form 10-K for the fiscal year ended June 30, 2009 with expanded financial and other disclosures in lieu of filing a separate amended Annual report on Form 10-KSB for the fiscal year ended June 30, 2008, and separate amended Quarterly Reports on Form 10-QSB for the periods ended September 30, 2007, December 31, 2007 and March 31, 2008 as well as Quarterly Reports on Form 10-Q for the periods ended September 30, 2008, December 31, 2008 and March 31, 2009. This comprehensive report is being filed to facilitate the dissemination of current financial and other information to investors. The Company does not intend to file a separate amended Annual Report on Form 10-KSB for the year ended June 30, 2008, or amended Quarterly Reports on Form 10-QSB for the periods ended September 30, 2007, December 31, 2007 and March 31, 2008, or Quarterly Reports on Form 10-Q for the periods ended September 30, 2008, December 31, 2008 and March 31, 2009, to reflect restated financial information. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual report on Form 10-K, and the financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

                           TABLE OF CONTENTS

                                PART I                                 PAGE
                                ------                                 ----
Item 1.     Business.                                                     6

Item 1A.    Risk Factors.                                                15

Item 1B.    Unresolved Staff Comments.                                   15

Item 2.     Properties.                                                  16

Item 3.     Legal Proceedings.                                           21

Item 4.     Submission of Matters to a Vote of Security Holders.         21

                                PART II
                                -------

Item 5.     Market for Registrant's Common Equity, Related Stockholder   22
             Matters and Issuer Purchases of Equity Securities.

Item 6.     Selected Financial Data.                                     23

Item 7.     Management's Discussion and Analysis of Financial            23
             Condition and Results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.  33

Item 8.     Financial Statements and Supplementary Data.                 34

Item 9.     Changes in and Disagreements With Accountants on             73
             Accounting and Financial Disclosure.

Item 9A(T). Controls and Procedures.                                     73

Item 9B.    Other Information.                                           74

                                PART III
                                --------

Item 10.    Directors, Executive Officers and Corporate Governance.      75

Item 11.    Executive Compensation.                                      78

Item 12.    Security Ownership of Certain Beneficial Owners and          86
             Management and Related Stockholder Matters.

Item 13.    Certain Relationships and Related Transactions, and          88
             Director Independence.

Item 14.    Principal Accounting Fees and Services.                      89

                                PART IV
                                -------

Item 15.    Exhibits, Financial Statement Schedules.                     90

SIGNATURES                                                               93

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" "may," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. From time to time we also provide forward-looking statements in our Forms 10-Q and 8-K, Annual Reports to Shareholders, press releases and other materials we may release to the public. Forward looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause actual results or outcomes to differ materially from those expressed in any forward looking statement. Consequently, no forward looking statement can be guaranteed and our actual future results may differ materially.

Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

    * risks associated with the lodging industry, including competition, increases in wages, labor relations, energy and fuel costs, actual and threatened pandemics, actual and threatened terrorist attacks, and downturns in domestic and international economic and market conditions, particularly in the San Francisco Bay area;

    * risks associated with the real estate industry, including changes in real estate and zoning laws or regulations, increases in real property taxes, rising insurance premiums, costs of compliance with environmental laws and other governmental regulations;

    * the availability and terms of financing and capital and the general volatility of securities markets;

    * changes in the competitive environment in the hotel industry;

    * risks related to natural disasters;

    * litigation;

    * the impact of the accounting treatment related to the restatements discussed in this report on the Company's ability to meet continued listing requirements of the NASDAQ Capital Market;

    * the impact of new accounting pronouncements on the Company's ability to meet continued listing requirements of the NASDAQ Capital Market; and

    * other risk factors discussed below in this Report.

We caution you not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. We undertake no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects on our Forms 10-K, 10-Q, and 8-K reports to the Securities and Exchange Commission.

                                 PART I

Item 1. Business.

GENERAL

The InterGroup Corporation ("InterGroup" or the "Company" and may also be referred to as "we" "us" or "our" in this report) is a Delaware corporation formed in 1985, as the successor to Mutual Real Estate Investment Trust ("M-REIT"), a New York real estate investment trust created in 1965. The Company has been a publicly-held company since M-REIT's first public offering of shares in 1966.

The Company was organized to buy, develop, operate, rehabilitate and dispose of real property of various types and descriptions, and to engage in such other business and investment activities as would benefit the Company and its shareholders. The Company was founded upon, and remains committed to, social responsibility. Such social responsibility was originally defined as providing decent and affordable housing to people without regard to race. In 1985, after examining the impact of federal, state and local equal housing laws, the Company determined to broaden its definition of social responsibility. The Company changed its form from a REIT to a corporation so that it could pursue a variety of investments beyond real estate and broaden its social impact to engage in any opportunity which would offer the potential to increase shareholder value within the Company's underlying commitment to social responsibility.

As of June 30, 2009, the Company owned approximately 76% of the common shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB: SFEF). Santa Fe's revenue is primarily generated through its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 11.7% of Portsmouth. Portsmouth has a 50.0% limited partnership interest in Justice Investors, a California limited partnership ("Justice" or the "Partnership") and serves as one of two the general partners. The other general partner, Evon Corporation ("Evon"), served as the managing general partner of Justice until December 1, 2008. As discussed below, the Limited Partnership Agreement was amended, effective December 1, 2008, to provide for a change in the respective roles of the general partners. Pursuant to that amendment, Portsmouth became the Managing General Partner of Justice while Evon assumed the role of Co-General Partner of Justice. The financial statements of Justice are consolidated with those of the Company. See Note 2 to the Consolidated Financial Statements.


Most significant partnership decisions require the active participation and approval of both general partners. Pursuant to the terms of the partnership agreement, voting rights of the partners are determined according to the partners' entitlement to share in the net profit and loss of the partnership. The Company is not entitled to any additional voting rights by virtue of its position as a general partner. The partnership agreement also provides that no portion of the partnership real property can be sold without the written consent of the general and limited partners entitled to more than 72% of the net profit. As of June 30, 2009, there were 116 limited partners in Justice, including Portsmouth and Evon.

The Company's principal business is conducted through Portsmouth's limited and general partnership interest in Justice. Justice owns a 544 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the "Hilton San Francisco Financial District" (the "Hotel") and related facilities, including a five level underground parking garage.

Historically, the Partnership's most significant source of income was a lease between Justice and Holiday Inn for the Hotel portion of the property. That lease was amended in 1995, and ultimately assumed by Felcor Lodging Trust, Inc. ("Felcor") in 1998. The lease of the Hotel to Felcor was terminated effective June 30, 2004. With the termination of the Hotel lease, Justice assumed the role of an owner/operator with the assistance of a third party management company. Effective July 1, 2004, the Hotel was operated as a Holiday Inn Select brand hotel pursuant to a short term franchise agreement until it was temporarily closed for major renovations on May 31, 2005. The Hotel was reopened on January 12, 2006 to operate as a full service Hilton hotel, pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice also has a Management Agreement with Prism Hospitality L.P. ("Prism") to perform the day-to-day management functions of the Hotel.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include eighteen apartment complexes, two commercial real estate properties and two single-family houses. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company's California residential rental properties are managed by professional third party property management companies.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors and its Real Estate Investment Committee. The Company may also look for new real estate investment opportunities in hotels, apartments, office buildings and development properties. The acquisition of any new real estate investments will depend on the Company's ability to find suitable investment opportunities and the availability of sufficient financing to acquire such investments. To help fund any such acquisition, the Company may borrow funds to leverage its investment capital. The amount of any such debt will depend on a number of factors including, but not limited to, the availability of financing and the sufficiency of the acquisition property's projected cash flows to support the operations and debt service.

The Company also derives income from the investment of its cash and investment securities assets. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company's marketable securities and other investments.


BUSINESS DEVELOPMENTS DURING THE LAST FISCAL YEAR

Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby the Partnership purchased all of Evon's right title and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. The partnership also agreed to assume Evon's contract with Ace Parking for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The purchase price for the garage lease and related assets was approximately $755,000, payable in one down payment of approximately $28,000 and 26 equal monthly installments of approximately $29,000, which includes interest at the rate of 2.4% per annum. See Note 13 to the Consolidated Financial Statements.

On December 1, 2008, Portsmouth and Evon, as the two general partners of Justice, entered into a 2008 Amendment to the Limited Partnership Agreement (the "Amendment") that provides for a change in the respective roles of the general partners. Pursuant to the Amendment, Portsmouth assumed the role of Managing General Partner and Evon continued on as the Co-General Partner of Justice. The Amendment was ratified by approximately 98% of the limited partnership interests. The Amendment also provides that future amendments to the Limited Partnership Agreement may be made only upon the consent of the general partners and at least seventy five percent (75%) of the interests if the limited partners. Consent of at least 75% of the interests of the limited partners will also be required to remove a general partner pursuant to the Amendment.

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

During the year, the Company brought back in-house the management of the remaining six residential rental properties located outside of California. Management believes these properties can be more efficiently and effectively managed in-house.

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

On December 10, 2004, the Partnership entered into a Franchise License Agreement with Hilton Hotels Corporation (the "Franchise Agreement") for the right to operate the Hotel as a Hilton brand hotel. The term of the Franchise Agreement is for 15 years commencing on the opening date of the Hotel, January 12, 2006, with an option to extend that Agreement for another five years, subject to certain conditions.

Pursuant to the Franchise Agreement, the Partnership pays monthly royalty fees for the first two years of three percent (3%) of the Hotel's gross room revenue, as defined, for the preceding calendar month; the third year will be four percent (4%) of the Hotel's gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel's gross room revenue. Justice also pays a monthly program fee of four percent (4%) of the Hotel's gross room revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. The Partnership also pays a monthly information technology recapture charge of 0.75% of the Hotel's gross revenue. In this difficult environment, Hilton agreed to reduce its information technology fees to 0.50% for the 2009 calendar year.

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

The total cost of the construction-renovation project of the Hotel was approximately $37,030,000, which includes approximately $630,000 in interest costs incurred during the construction phase that were capitalized. To meet those substantial financial commitments, and the costs of operations during the renovation period and for the first five months when the Hotel ramped up its operations, the Partnership has relied on additional borrowings to meet its obligations. As discussed in Item 2. Properties, the Partnership was able to secure adequate financing, collateralized by the Hotel, to meet those commitments.

HOTEL MANAGEMENT COMPANY AGREEMENTS

In February 2007, the Partnership entered into a management agreement with Prism Hospitality ("Prism") to manage and operate the Hotel as its agent, effective February 10, 2007. Prism is an experienced Hilton approved operator of upscale and luxury hotels throughout the Americas. The agreement is effective for a term of ten years, unless the agreement is extended as provided in the agreement, and the Partnership has the right to terminate the agreement upon ninety days written notice without further obligation. Under the management agreement, the Partnership is to pay base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income for the subject fiscal year exceeds the amount of a minimum Partnership's return ($7 million) for that fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were earned during the years ended June 30, 2009 and 2008. In support of the Partnership's efforts to reduce costs in this difficult economic environment , Prism agreed to reduce its management fees by fifty percent from January 1, 2009 through December 31, 2009 after which the original fee arrangement will remain in effect. Management fees paid to Prism during the years ended June 30, 2009 and 2008 were $398,000 and $571,000, respectively.

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

GARAGE LEASE AND OPERATIONS

Until September 30, 2008, the garage portion of the Hotel property was leased by the Partnership to Evon. That lease provided for a monthly rental of sixty percent (60%) of gross parking revenues with a minimum rent of $20,000 per month. That lease was to expire in November 2010. The garage lessee, Evon, was responsible for insurance, repairs and maintenance, utilities and all taxes assessed against the improvements to the leased premises. The garage is operated by Ace Parking Management, Inc. ("Ace Parking") pursuant to a parking facility management agreement. As discussed above, effective October 1, 2008, the Partnership purchased all of Evon's right title and interest in the remaining term of its lease and other related assets. The partnership also assumed Evon's contract with Ace Parking for the management of the garage.

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

COMPENSATION OF GENERAL PARTNERS

Effective May 31, 2004, and as amended on February 23, 2006, Justice entered into a general partner compensation agreement with its two general partners, Evon and Portsmouth, to compensate them for their services to the Partnership. As discussed above, that compensation agreement was terminated and superseded by the new Compensation Agreement, effective December 1, 2008.

The prior compensation agreement provided that the general partners will receive annual base compensation of 1.5% of gross revenues, with a minimum annual base compensation of $262,000, adjusted for inflation. From the minimum annual base compensation, 80% was paid to Evon for its services as the managing general partner and 20% was paid to Portsmouth as the other general partner. Base annual compensation in excess of the minimum was payable in equal amounts to Evon and Portsmouth. The maximum base annual compensation that could be earned by the general partners was 1.5% of $40,000,000 of gross revenues. The prior compensation agreement also provided for incentive compensation to the general partners in a sum equal to 5.0% of the annual net operating income of Justice, that is in excess of $7,000,000, payable in equal amounts to Evon and Portsmouth.

During the years ended June 30, 2009 and 2008, the general partners were paid approximately $425,000 and $517,000, respectively, under the applicable compensation agreements. Of those amounts, approximately $222,000 and $180,000 was paid to Portsmouth for fiscal 2009 and 2008, respectively. No incentive compensation was earned during the years ended June 30, 2009 and 2008.

MANAGEMENT OF RENTAL PROPERTIES

The Company may engage third party management companies as agents to manage certain of Company's residential rental properties.

The Company entered into a Management Agreement with Century West Properties, Inc. ("Century West") to act as an agent of the Company to rent and manage all of the Company's residential rental properties in the Los Angeles, California area. The Management Agreement with Century West was for an original term of twelve months ending on July 31, 2006 and continues on a month-to-month basis, until terminated upon 30 days prior written notice. The Management Agreement provides for a monthly fee equal to 4% of the monthly gross receipts from the properties with resident managers and a fee of 4 1/2% of monthly gross receipts for properties without resident managers. During the years ended June 30, 2009 and 2008, the management fees were $166,000 and $168,000, respectively.

During the year ended June 30, 2009, the Company terminated its property management agreements with Productive Management and brought the property management of its six remaining properties located outside of California back in-house. Management believes that the Company can manage the properties more effectively and efficiently in-house. During the years ended June 30, 2009 and 2008, the management fees paid to Productive were $152,000 and $236,000, respectively.

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

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2009, the Company had other investments of $6,567,000.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2009, the Company had obligations for securities sold (equities short) of $2,105,000.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2009, the Company had a margin balance of $4,840,000 and incurred $211,000 and $302,000 in margin interest expense during the year ended June 30, 2009 and 2008, respectively.

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

Further information with respect to investment in marketable securities and other investments of the Company is set forth in Management Discussion and Analysis of Financial Condition and Results of Operations section and Notes 7 and 8 of the Notes to Consolidated Financial Statements.

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

The Hotel is located in an area of intense competition from other hotels in the Financial District and San Francisco in general. After being closed for more than seven months for a substantial renovation project in fiscal year 2006, it has taken some time for the Hotel, now operating as a Hilton, to gain recognition as a totally upgraded and higher level property after being under the Holiday Inn brand for almost 35 years. The Hotel is also somewhat limited by having only 15,000 square feet of meeting room space. Other hotels, with greater meeting room space, may have a competitive advantage by being able to attract larger groups and small conventions. Increased competition from new hotels, or hotels that have been recently undergone substantial renovation, could have an adverse effect on occupancy, average daily rate ("ADR") and room revenue per available room ("RevPar") and put pressure on the Partnership to make additional capital improvements to the Hotel to keep pace with the competition.

The Hotel's target market is business travelers, leisure customers and tourists, and small to medium size groups. Since the Hotel operates in an upper scale segment of the market, we also face increased competition from providers of less expensive accommodations, such as limited service hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. Like other hotels, we have experienced a significant decrease in higher rated corporate and business travel during the last year as many companies have severely cut their travel and entertainment budgets in response to economic conditions. As a result, there is added pressure on all hotels in the San Francisco market to lower room rates in an effort to maintain occupancy levels during such periods.

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

   * terrorism, terrorism alerts and warnings, wars and other military actions, SARS, swine flu, pandemic or other medical events or warnings which may result in decreases in business and leisure travel; and

   * adverse effects of down turns and recessionary conditions in international, national and/or local economies and market conditions.


The ownership, operation and leasing of multifamily rental properties are highly competitive. The Company competes with domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors. In addition, The Company competes for tenants in markets primarily on the basis of property location, rent charged, services provided and the design and condition of improvements. The Company also competes with other quality apartment owned by public and private companies. The number of competitive multifamily properties in a particular market could adversely affect the Company's ability to lease its multifamily properties, as well as the rents it is able to charge. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of quality apartment communities or potential purchasers of for-sale condominium units. The Company competes for residents in its apartment communities based on resident service and amenity offerings and the desirability of the Company's locations. Resident leases at the Company's apartment communities are priced competitively based on market conditions, supply and demand characteristics, and the quality and resident service offerings of its communities.

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

EMPLOYEES

As of June 30, 2008, the Company had a total of 7 full-time employees in its corporate office. Effective July 2002, the Company entered into a client service agreement with Administaff Companies II, L.P. ("Administaff"), a professional employer organization serving as an off-site, full service human resource department for its corporate office. Administaff personnel management services are delivered by entering into a co-employment relationship with the Company's employees. There are also approximately 35 employees at the Company's properties outside of the State of California that are subject to similar co-employment relationships with Administaff. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Employees of Justice and management of the Hotel are not unionized and the Company believes that their employee relationships are satisfactory. Most of the non-management employees of the Hotel are part of Local 2 of the Hotel Employees and Restaurant Employees Union ("UNITE HERE"). In September 2007, a new contract was reached with Local 2 that expired on August 14, 2009. While Local 2 has sent a statutory letter to the Hotel to open negotiations, no talks between the Hotel and union representatives have commenced to date.

The Hotel has two other labor agreements. A new contract with Stationary Engineers, Local 39 was reached on July 31, 2009 with an effective date retroactive to January 12, 2009 and an expiration date of January 11, 2011. A contract with Teamsters Local 856 expired on December 31, 2008. While Local 856 also sent a statutory letter to the Hotel to open negotiations, no talks between the Hotel and union representatives have commenced to date. At this time, no disruptions to the operations of the Hotel are expected resulting from the two expired and unresolved union contracts.


ADDITIONAL INFORMATION

The Company files annual and quarterly reports on Forms 10-K and 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission ("SEC" or the "Commission"). The public may read and copy any materials that we file with the Commission at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

Other information about the Company can be found on our website www.intergroupcorporation.com. Reference in this document to that website address does not constitute incorporation by reference of the information contained on the website.


Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

The Company has one pending comment from the Staff of the Division of Corporation Finance regarding the accounting for the minority interest of Justice and the attribution of partnership losses. We believe that the restated financial information set forth in this report, and in particular Note 3 to the Consolidated Financial Statements, adequately addresses and should resolve that comment. However, the Staff reserves the right to make further comments to the Company's filings.

Item 2.  Properties.


SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned directly by the Partnership. The Hotel is centrally located near the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away. Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 544 well appointed guest rooms and luxury suites situated on 22 floors as well as a 5,400 square foot Tru Spa health and beauty spa on the lobby level. The third floor houses the Chinese Culture Center and grand ballroom. The Hotel has approximately 15,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the Partnership, is included in the lease to the Chinese Culture Center.

Since the Hotel just completed renovations, there is no present program for any further major renovations; however, the Partnership expects to allocate approximately 4% of gross annual Hotel revenues each year for future capital requirements. In the opinion of management, the Hotel is adequately covered by insurance.

HOTEL FINANCINGS

On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $28,242,000 as of June 30, 2009.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,515,000 as of June 30, 2009.

Justice also has a $2,500,000 unsecured revolving line of credit facility from United California Bank ("UCB") that can be used for short term business requirements. The line of credit matures on February 2, 2010 and borrowings bear interest at an annual interest rate based on the Wall Street Journal
Prime Rate plus 3%, floating, with an interest rate floor of 5%. As of June 30, 2009, there was a balance of $1,811,000 drawn by Justice under the line of credit facility, with an annual interest rate of 6.25% (Prime at 3.25% as of June 30, 2009, plus 3%). The Partnership was not incompliance with the financial covenants as of June 30, 2009, but received a waiver of such non-compliance from the bank on September 16, 2009.

RENTAL PROPERTIES

At June 30, 2009, the Company's investment in real estate consisted of properties located throughout the United States, with a concentration in Texas and Southern California. These properties include eighteen apartment complexes, two single-family houses as strategic investments and two commercial real estate properties, one of which serves as the Company's corporate headquarters. All properties are operating properties with exception of the
Company's corporate office.   In addition to the properties, the Company owns
approximately 4.1 acres of unimproved real estate in Texas and 2 acres of unimproved land in Maui, Hawaii.

In the opinion of management, each of the properties is adequately covered by insurance. None of the properties are subject to foreclosure proceedings or litigation, other than such litigation incurred in the normal course of business. The Company's rental property leases are short-term leases, with no lease extending beyond one year.

Las Colinas, Texas. The Las Colinas property is a water front apartment community along Beaver Creek that was developed in 1993 with 358 units on approximately 15.6 acres of land. The Company acquired the complex on April 30, 2004 for approximately $27,145,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. Real estate property taxes for the year ended June 30, 2009 were approximately $556,000. The outstanding mortgage balance was approximately $18,760,000 at June 30, 2009 and the maturity date of the mortgage is May 1, 2013.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2009 were approximately $187,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $9,610,000 at June 30, 2009 and the maturity date of the mortgage is May 1, 2013.

St. Louis, Missouri. The St. Louis property is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2009, real estate property taxes were approximately $179,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $6,098,000 at June 30, 2009 and the maturity date of the mortgage is May 29, 2013.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2009, real estate property taxes were approximately

$47,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $4,084,000 at June 30, 2009 and the maturity date of the mortgage is July 1, 2014.

San Antonio, Texas. The San Antonio property is a two-story project with 132 units on approximately 4.3 acres. The Company acquired the complex on June 29, 1993 for $2,752,000. For the year ended June 30, 2009, real estate taxes were approximately $148,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $3,316,000 at June 30, 2009 and the maturity date of the mortgage is October 30, 2011.

Austin, Texas. The Austin property is a two-story project with 249 units on approximately 7.8 acres. The Company acquired the complex with 190 units on November 18, 1999 for $4,150,000. The Company also acquired an adjacent complex with 59 units on January 8, 2002 for $1,681,000. For the year ended June 30, 2009, real estate taxes were approximately $183,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $7,353,000 at June 30, 2009 and the maturity date of the mortgage is July 1, 2023. The Company also owns approximately 4.1 acres of unimproved land adjacent to this property.

Los Angeles, California. The Company owns two commercial properties, twelve apartment complexes, and two single-family houses in the general area of West Los Angeles.

The first Los Angeles commercial property is a 5,500 square foot, two story building that served as the Company's corporate offices until it was leased out, effective October 1, 2009 and the Company leased a new space for its corporate office. The Company acquired the building on March 4, 1999 for $1,876,000. The property taxes for the year ended June 30, 2009 were approximately $28,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,191,000 at June 30, 2009 and the maturity date of the mortgage is March 25, 2014.

The second Los Angeles commercial property is a 5,900 square foot commercial building. The Company acquired the building on September 15, 2000 for $1,758,000. The property taxes for the year ended June 30, 2009 were approximately $13,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $691,000 at June 30, 2009 and the maturity date of the mortgage is December 15, 2030.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30, 2006, real estate property taxes were approximately $19,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $969,000 at June 30, 2009 and the maturity date of the mortgage is December 1, 2018.

The second Los Angeles apartment complex is a 29,000 square foot three-story apartment with 27 units. This complex is held by Intergroup Woodland Village, Inc. ("Woodland Village"), which is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000. For the year ended June 30, 2009, real estate property taxes were approximately $56,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,717,000 at June 30, 2009 and the maturity date of the mortgage is October 1, 2029.

The third Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2009, real estate property taxes were approximately $32,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,015,000 at June 30, 2009 and the maturity date of the mortgage is November 1, 2029.

The fourth Los Angeles apartment complex is a 10,500 square foot apartment with 9 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2009, real estate property taxes were approximately $25,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $760,000 at June 30, 2009 and the maturity date of the mortgage is December 31, 2029.

The fifth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2009, real estate property taxes were approximately $97,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $3,750,000 at June 30, 2009 and the maturity date of the mortgage is August 1, 2033.

The sixth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2009, real estate property taxes were approximately $64,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2003, the operations of this property stopped and in December 2003, major renovations of the property began. In May 2004, the Company obtained a construction loan in the amount of $6,268,000 as part of a major renovation. In July 2006, the renovation of the property was completed and renting of the apartments commenced. In August 2007, the construction loan was refinanced to a note payable in the amount of $6,850,000. This amount is the outstanding balance of the mortgage as of June 30, 2009. The maturity date of the mortgage is September 1, 2022.

The seventh Los Angeles apartment complex is a 3,000 square foot apartment with 4 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2009, real estate property taxes were approximately $15,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $407,000 at June 30, 2009 and the maturity date of the mortgage is August 1, 2030.

The eighth Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2009, real estate property taxes were approximately $15,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $681,000 at June 30, 2009 and the maturity date of the mortgage is December 1, 2018.

The ninth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2009, real estate property taxes were approximately $19,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,001,000 at June 30, 2009 and the maturity date of the mortgage is December 1, 2018.

The tenth Los Angeles apartment complex is a 32,800 square foot two-story apartment with 24 units. The Company acquired the property on March 8, 2001 at an initial cost of approximately $2,859,000. For the year ended June 30, 2009, real estate property taxes were approximately $41,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,610,000 at June 30, 2009 and the maturity date of the mortgage is April 1, 2031.

The eleventh Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2009, real estate property taxes were approximately $17,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $529,000 at June 30, 2009 and the maturity date of the mortgage is November 1, 2029.

The twelfth Los Angeles apartment complex, which is owned 100% by the Company's subsidiary Santa Fe, is a 4,200 square foot two-story apartment with 2 units. Santa Fe acquired the property on February 1, 2002 at an initial cost of approximately $785,000. For the year ended June 30, 2009, real estate property taxes were approximately $11,000. Depreciation is recorded on the straight-line method based upon an estimated useful Life of 40 years. The outstanding mortgage balance was approximately $415,000 at June 30, 2009 and the maturity date of the mortgage is January 18, 2032.

The first Los Angeles single-family house is a 2,771 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. For the year ended June 30, 2009, real estate property taxes were approximately $9,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $442,000 at June 30, 2009 and the maturity date of the mortgage is December 1, 2030.

The second Los Angeles single-family house is a 2,201 square foot home. The Company acquired the property on August 22, 2003 at an initial cost of approximately $700,000. For the year ended June 30, 2009, real estate property taxes were approximately $11,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $482,000 at June 30, 2009 and the maturity date of the mortgage is November 1, 2033.

In August 2004, the Company purchased an approximately two acre parcel of unimproved land in Kihei, Maui, Hawaii for $1,467,000. The Company intends to obtain the entitlements and permits necessary for the joint development of the parcel with an adjoining landowner into residential units. After the completion of this predevelopment phase, the Company will determine whether it more advantageous to sell the entitled property or to commence with construction.


MORTGAGES

Further information with respect to mortgage notes payable of the Company is set forth in Note 11 of the Notes to Consolidated Financial Statements.

ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) and the physical occupancy(gross potential rent less vacancy loss divided by gross potential rent) for each of the Company's operating properties for fiscal year ended June 30, 2009 are provided below.

                                        Economic              Physical
         Property                       Occupancy             Occupancy
         --------                       ---------            ----------
         Apartments:

         1.  Las Colinas,TX                73%                    88%
         2.  Morris County, NJ             86%                    98%
         3.  St. Louis, MO                 89%                    93%
         4.  Florence, KY                  90%                    96%
         5.  San Antonio, TX               77%                    87%
         6.  Austin, TX                    68%                    88%
         7.  Los Angeles, CA (1)           77%                    84%
         8.  Los Angeles, CA (2)           70%                    98%
         9.  Los Angeles, CA (3)           95%                    98%
         10. Los Angeles, CA (4)           90%                   100%
         11. Los Angeles, CA (5)           69%                    98%
         12. Los Angeles, CA (6)           74%                    86%
         13. Los Angeles, CA (7)           90%                    95%
         14. Los Angeles, CA (8)           87%                    92%
         15. Los Angeles, CA (9)           95%                   100%
         16. Los Angeles, CA (10)          85%                    97%
         17. Los Angeles, CA (11)          94%                    95%
         18. Los Angeles, CA (12)         100%                   100%

The Company's Los Angeles, California properties are subject to various rent control laws, ordinances and regulations which impact the Company's ability to adjust and achieve higher rental rates.


Item 3.  LEGAL PROCEEDINGS

The Company is not subject to any legal proceedings requiring disclosure.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                               PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is listed and trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market, LLC under the symbol: "INTG". The following table sets forth the high and low sales prices for the Company's common stock for each quarter of the last two fiscal years ended June 30, 2009 and 2008 as reported by NASDAQ.


Fiscal 2009                           High                Low
-----------                           -----               -----
First Quarter 7/1 - 9/30             $17.40              $10.37
Second Quarter 10/1 - 12/31          $16.84              $ 8.60
Third Quarter 1/1 - 3/31             $12.91              $ 6.54
Fourth Quarter 4/1 - 6/30            $12.84              $ 7.55


Fiscal 2008                           High                Low
-----------                           -----               -----
First Quarter 7/1 - 9/30             $18.48              $15.90
Second Quarter 10/1 - 12/31          $18.94              $17.52
Third Quarter 1/1 - 3/31             $28.50              $16.53
Fourth Quarter 4/1 - 6/30            $18.19              $15.78


As of September 10, 2009, the approximate number of holders of record of the Company's Common Stock was 700. Such number of owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in names of various brokers, clearing agencies or other nominees. Including beneficial holders, there are approximately 1,100 shareholders of the Company's Common Stock.


DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

This information appears in Part III, Item 12 of this report.


ISSUER PURCHASES OF EQUITY SECURITIES

The following table reflects purchases of its common stock made by the Company, for its own account, during the last quarter of fiscal 2009.


                   ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
Fiscal        Number of      Average         as Part of Publicly     Yet Be Purchased
 2009          Shares       Price Paid        Announced Plans         Under the Plans
Period       Purchased      Per Share         or Programs             or Programs (1)
--------------------------------------------------------------------------------------
Month #1
(April 1-         -              -                 -                      9,258
April 30)
--------------------------------------------------------------------------------------
Month #2
(May 1-       3,046         $10.47             3,046                      6,212
May 31)
--------------------------------------------------------------------------------------
Month #3
(June 1-     25,200         $12.15            25,200                    106,012
June 30)
--------------------------------------------------------------------------------------
Total        28,246         $11.97            28,246                    106,012
--------------------------------------------------------------------------------------

The Company has only one stock repurchase program. The program was initially announced on January 13, 1998 and was amended on February 10, 2003 and October 12, 2004. The total number of shares authorized to be repurchased pursuant to those prior authorizations was 870,000, adjusted for stock splits. On June 3, 2009, the Board of Directors authorized the Company to purchase up to an additional 125,000 shares of Company's common stock. The purchases will be made, in the discretion of management, from time to time, in the open market or through privately negotiated third party transactions depending on market conditions and other factors. The Company's repurchase program has no expiration date and can be amended from time to time in the discretion of the Board of Directors. No plan or program expired during the period covered by the table.


Item 6. Selected financial Data.

Not required for smaller reporting companies.


Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

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

Until September 30, 2008, the Partnership also derived income from the lease of the parking garage to Evon. Effective October 1, 2008, Justice entered into an installment sale agreement with Evon to purchase the remaining term of the garage lease and related garage assets and assumed the contract with Ace Parking for the operations of the garage. Justice also leases a portion of the lobby level of the Hotel to a day spa operator. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership's assets. Those fees are eliminated in consolidation.

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


For the Year Ended June 30, 2009 as compared to June 30, 2008.

As discussed in Note 3 to the Consolidated Financial Statements, the Company has restated its consolidated financial statements for the fiscal year ended June 30, 2008. The consolidated statements of operations were restated to give effect to an accounting treatment that requires the Company to take 100% of the losses of Justice, rather than just the portion attributable to Portsmouth's 50% limited partnership interest, due to the fact that there was accumulated deficit in partners' equity at Justice. The restatements do not have an impact on the previously reported revenues, operating expenses, income from operations, other income (expense) or income tax provisions.

The Company had net income of $389,000 for the year ended June 30, 2009 compared to a net loss of $1,037,000 for the year ended June 30, 2008. The change is primarily attributable to the net gain on marketable securities of $6,132,000 in fiscal 2009 compared to a net loss of $1,561,000 in fiscal 2008, partially offset by the gain on sale of real estate of $4,074,000 in the fiscal 2008 and the increase in the loss from Hotel operations in fiscal 2009.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2009 and 2008.


For the years ended June 30,                                    2009            2008
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                               $ 25,237,000     $29,426,000
 Food and beverage                                            4,911,000       6,017,000
 Garage                                                       2,104,000       1,602,000
 Other operating departments                                    569,000         733,000
                                                             ----------      ----------
  Total hotel revenues                                       32,821,000      37,778,000
                                                             ----------      ----------
Operating expenses excluding interest, depreciation
  and amortization                                          (28,015,000)    (31,870,000)
                                                             ----------      ----------
Operating income before interest, depreciation and
 amortization                                                 4,806,000       5,908,000
Interest expense                                             (2,873,000)     (2,858,000)
Depreciation and amortization expense                        (4,655,000)     (4,660,000)
                                                             ----------      ----------
Loss from hotel operations                                  $(2,722,000)    $(1,610,000)
                                                             ==========      ==========


For the fiscal year ended June 30, 2009, the Hotel generated operating income of approximately $4,806,000 before interest, depreciation and amortization, on operating revenues of approximately $32,821,000 compared to operating income of approximately $5,908,000 before interest, depreciation and amortization, on operating revenues of approximately $37,778,000 for the fiscal year ended June 30, 2008. Despite a significant decrease in total operating revenues of approximately $4,957,000, Hotel operating income declined by only $1,102,000, of which $684,000 was attributable to a one-time loss on the termination of the garage lease which is included in operating expenses. The Hotel was able to achieve those results in a very difficult economic environment primarily due to a significant reduction in operating expenses of approximately $3,855,000 from fiscal 2008 and an increase in garage revenues due to the termination of the garage lease effective October 1, 2008 and the integration of those operations into those of the Hotel.

Room revenues decreased by approximately $4,189,000 for the fiscal year ended June 30, 2009 when compared to the fiscal year ended June 30, 2008 and food and beverage revenues decreased by approximately $1,106,000 for the same period. The decrease in room revenues was primarily attributable to a decline in average daily room rates as hotels in the San Francisco market began to reduce room rates beginning in October 2008 in an effort to maintain occupancy levels in an increasingly more competitive market as economic conditions continued to deteriorate. The decrease in food and beverage revenues is primarily attributable to decline in banquet and catering business as companies dramatically cut back on business travel, corporate meetings and events.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the fiscal years ended June 30, 2009 and 2008.

Fiscal Year Ended          Average           Average
     June 30,             Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2009                   $157              81%              $127
      2008                   $176              84%              $148

The full impact of the downturn in the domestic and international economies and markets began to be felt by the operations of the Hotel in September 2008 and that downturn is expected to continue at least through calendar 2009 with a modest improvement in the latter part of calendar 2010. The lodging industry was particularly hard hit by a steep decline in room rates resulting from the sharp deterioration in the higher rated business travel segment forcing hotels to support occupancy with lower rated Internet and discount business. As a result, the Hotel's RevPar decline of approximately $21 in fiscal 2009 was primarily attributable to a decline in average daily room rates of approximately $19, while occupancy declined by a modest 3%.

Facing difficult economic conditions and a decline in business, group and leisure travel, both domestic and international, management has continued to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to stabilize and maintain operating income of the Hotel. One significant step was to move lunch and dinner services from the restaurant to the lounge to create a more intimate, yet lively, atmosphere and to complement the new wine bar "Flyte" in the lobby of the Hotel. That initiative appears to be working as the Hotel reduced the operating losses from its food and beverage operations to approximately $132,000 in fiscal 2009 from approximately $214,000 in fiscal 2008. We have also initiated numerous energy saving programs that have resulted in additional cost savings. The Hotel's management company has added further support to those efforts by agreeing to reduce its management fees by fifty percent for the 2009 calendar year. As a result, we have seen further reductions in operating costs of the Hotel as a percentage of Hotel revenues for the fiscal year ended June 30, 2009. Management will continue to explore new and innovative ways to improve operations and enhance the guest experience.

General and administrative expenses decreased to $1,663,000 for the year ended June 30, 2009 from $1,817,000 for the year ended June 30, 2008 primarily as the result of the decrease in accounting related fees.

The Company's real estate operations for the year ended June 30, 2009 remained relatively consistent with the comparable prior year. The Company had real estate revenues of $12,787,000 for the year ended June 30, 2009 compared to revenues of $12,833,000 for the year ended June 30, 2008. Operating expenses was $6,337,000 for fiscal 2009 compared to $6,296,000 for fiscal 2008.
Although the Company operated in a tougher economic environment in fiscal 2009, the Company's real estate operations remained relatively consistent with comparable prior year period. Management continues to review and analyze the Company's real estate operations to improve occupancy and rental rates, reduce expenses and improve efficiencies.

During the year ended June 30, 2009, the Company terminated its property management agreement with Productive Management and brought the management of its six remaining properties located outside of California back in-house. Management believes that the Company can manage the properties more effectively and efficiently in-house. The removal of the management company will save the Company annually over $150,000 in property management fees alone.

As of June 30, 2009, the Company had listed for sale its 249-unit apartment complex located in Austin, Texas and its 132-unit apartment complex located in San Antonio, Texas. These properties are classified as held for sale on the Company's consolidated balance sheet with the operations of these properties classified under discontinued operations in the consolidated statements of operations. No depreciation expense is recorded on these two properties.

In August 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and recognized a gain on the sale of real estate of $4,074,000 which is included in discontinued operations. The revenues and expenses from the operation of this property for the year ended June 30, 2008 have been classified as income from discontinued operations in the consolidated statements of operations.

The Company had a net gain on marketable securities of $6,132,000 for the year ended June 30, 2009 as compared to a net loss on marketable securities of $1,561,000 for the year ended June 30, 2008. For the year ended June 30, 2009, the Company had a net realized gain of $1,190,000 and a net unrealized gain of $4,942,000. For the year ended June 30, 2008, the Company had a net realized gain of $1,879,000 and a net unrealized loss of $3,440,000. Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of June 30, 2009 and 2008, the Company had net other investments of $6,567,000 and $6,798,000, respectively. During the years ended June 30, 2009 and 2008, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $1,300,000 and $1,253,000, respectively.

Margin interest and trading expenses decreased to $1,186,000 for the year ended June 30, 2009 from $1,625,000 for the year ended June 30, 2008 due to the decrease in trading related expenses and the decrease in margin interest to $211,000 from $302,000. The decrease is the result of the maintenance of lower margin balances.

For income tax purposes, the Company can only record a tax benefit pertaining 50% of losses of Justice representing its ownership interest as opposed to the 100% of the losses of Justice that is required to be recognized under GAAP. During the year ended June 30, 2009, the provision for income tax benefit (expense) changed to an expense of $944,000 ($827,000 from continuing operations and $117,000 from discontinued operations) from a net benefit of $297,000 ($2,005,000 benefit from continuing operations less $1,708,000 from
discontinued operations) for the year ended June 30, 2008.   The effective tax
rate is significantly different for the year ended June 30, 2009 as compared to the year ended June 30, 2008, primarily due to the percentage change in the loss from Justice compared the Company's consolidated pre-tax income.

Minority interest, net of tax related to the Company's other subsidiaries decreased to $627,000 for the year ended June 30, 2009 from $1,213,000 for the year ended June 30, 2008 primarily as the result of the lower net losses incurred by the Company's subsidiaries.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2009 and 2008, the Company had investments in marketable equity securities of $13,920,000 and $6,706,000, respectively. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as:

   June 30, 2009                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Dairy products                      $  5,433,000               39.0%
   REITs and financial                    3,835,000               27.6%
   Basic materials and energy             1,733,000               12.4%
   Electronic traded funds(ETFs)          1,328,000                9.5%
   Services                                 376,000                2.7%
   Other                                  1,215,000                8.8%
                                         ----------              ------
                                       $ 13,920,000              100.0%
                                         ==========              ======

   June 30, 2008                                              % of Total
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
                                         ==========              ======

The Company's investment portfolio is diversified with 74 different equity securities. The Company has three individual positions that comprise more than 5% of the equity value of the portfolio with the largest being 23% of the value of the portfolio. The amount of the Company's investment in any particular issue may increase or decrease, and additions or reductions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reductions in other positions.

The following table shows the net gain(loss) on the Company's marketable securities and the associated margin interest and trading expenses for the respective years:

For the years ended June 30,               2009                   2008
                                       ------------           ------------
Net investment gain(loss)               $ 6,132,000           $ (1,561,000)
Impairment loss on other investments     (1,300,000)            (1,253,000)
Dividend and interest income                205,000                199,000
Margin interest                            (211,000)              (302,000)
Trading expenses                           (975,000)            (1,323,000)
                                       ------------           ------------
                                       $  3,851,000           $ (4,240,000)
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

As of June 30, 2009 and 2008, the Company had net other investments of $6,567,000 and $6,798,000, respectively. During the years ended June 30, 2009 and 2008, the Company made investments in corporate debt instruments of a public company in the basic materials sector totaling $1,500,000 and $1,275,000, respectively. As of June 30, 2009 and 2008, the Company had investments in this company, net of impairment losses, totaling $750,000 and $64,000, respectively. These amounts are included as a part of other investments, net on the consolidated balance sheets.

During the years ended June 30, 2009 and 2008, the Company received common stock issued upon conversion or as payment of interest and penalties on convertible notes in this company. Through sales of this common stock, the Company was able to recover approximately $1,984,000 and $1,683,000 of its investments during the years ended June 2009 and 2008. The sales of this common stock were recognized as realized gains in the consolidated statement of operations in the respective years. As of June 30, 2009, the Company had $787,000 of this company's common stock included in its investment in marketable securities balance of $13,920,000. As of June 30, 2009, the Company still holds notes and convertible notes of this company totaling approximately $10,405,000, before impairment adjustments which includes $7,846,000 of principal and $2,559,000 of accrued interest and penalties.


SUPPLEMENTAL DISCLOSURE ON RESTATEMENTS OF INTERIM QUARTERLY
CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 3 to the Consolidated Financial Statements, the Company has also restated its interim quarterly financial information for its two most recent fiscal years ended June 30, 2009 and 2008. The consolidated statements of operations for those periods were restated to reflect an accounting treatment that required the Company to absorb 100% of the losses of the Partnership rather than just the portion attributable to Portsmouth's 50% limited partnership interest, due to the fact that there was accumulated deficit in partners' equity at Justice. The effects of the restatements on the previously reported consolidated balance sheets are the reduction in the minority interest asset related to Justice Investors to zero and decrease in retained earnings and minority interest related to Portsmouth and Santa Fe. The effects of the restatements on the previously reported consolidated statements of operations are the reduction in the minority interest related to Justice Investors, pre-tax, to zero and decrease or increase in minority interest related to Portsmouth and Santa Fe, which results in changes to previously reported net income or loss. The restatements do not have an impact on the previously reported revenues, operating expenses, income from operations, other income (expense), or income tax provisions.

The following tables summarize the restatement adjustments on the Company's previously reported consolidated statements of operations for the interim quarterly periods for the Company's two most recent completed fiscal years ended June 30, 2009 and 2008 as more described in Note 3.


                                                  As Previously      Restatement
                                                    Reported          Adjustment      As Restated
                                                   (Unaudited)       (Unaudited)      (Unaudited)
                                                   ------------      ------------     -----------
For the three months ended March 31, 2009

Minority interest - Justice Investors, net of tax  $         -        $      -         $         -
Minority interest - net of tax                     $   640,000        $(134,000)       $   506,000
Net loss                                           $(1,260,000)       $(134,000)       $(1,394,000)


For the three months ended December 31, 2008

Minority interest - Justice Investors, net of tax  $         -        $      -         $         -
Minority interest - net of tax                     $   414,000        $(99,000)        $   315,000
Net loss                                           $  (615,000)       $(99,000)        $  (714,000)


For the three months ended September 30, 2008

Minority interest - Justice Investors, net of tax  $   (96,000)       $ 96,000         $         -
Minority interest - net of tax                     $   212,000        $(74,000)        $   138,000
Net income                                         $   649,000        $ 22,000         $   671,000


For the three months ended March 31, 2008

Minority interest - Justice Investors, net of tax  $   266,000        $(266,000)       $         -
Minority interest - net of tax                     $   697,000        $ (52,000)       $   645,000
Net loss                                           $(1,900,000)       $(318,000)       $(2,218,000)


For the three months ended December 31, 2007

Minority interest - Justice Investors, net of tax  $   257,000        $(257,000)       $         -
Minority interest - net of tax                     $   (68,000)       $ 124,000        $    56,000
Net income                                         $   347,000        $(133,000)       $   214,000


For the three months ended September 30, 2007

Minority interest - Justice Investors, net of tax  $   278,000        $(278,000)       $         -
Minority interest - net of tax                     $   409,000        $  27,000        $   436,000
Net income                                         $ 1,263,000        $(251,000)       $ 1,012,000


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

The Hotel started to generate cash flows from its operations in June 2006. For the fiscal year ended June 30, 2009, Justice paid a total of $850,000 in limited partnership distributions, of which the Company received $425,000. For the fiscal year ended June 30, 2008, Justice paid a total of $1,450,000 in limited partnership distributions, of which the Company received $725,000.
The fiscal 2009 distributions were paid in September 2008, after which the San Francisco hotel market began to feel the full impact of the significant downturn in domestic and international economies that continued throughout fiscal 2009. Since no significant improvement in economic conditions is expected in the lodging industry until sometime during the second half of calendar 2010, no limited partnership distributions are anticipated in the foreseeable future. The general partners will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. As a result, total general partner fees paid to Portsmouth for the year ended June 30, 2009 increased to $222,000, compared to $180,000 for the year ended June 30, 2008.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $28,242,000 as of June 30, 2009.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,515,000 as of June 30, 2009.

Justice also has a $2,500,000 unsecured revolving line of credit facility from United California Bank ("UCB") that can be used for short term business requirements. The line of credit matures on February 2, 2010 and borrowings bear interest at an annual interest rate based on the Wall Street Journal
Prime Rate plus 3%, floating, with an interest rate floor of 5%. As of June 30, 2009, there was a balance of $1,810,500 drawn by Justice under the line of credit facility, with an annual interest rate of 6.25% (Prime at 3.25% as of June 30, 2009, plus 3%). The Partnership was not incompliance with the financial covenants as of June 30, 2009, but received a waiver of such non-compliance from the bank on September 16, 2009.

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

During the year ended June 30, 2009, the Company improved real estate properties in the aggregate amount of $443,000. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

The Company's Board of Directors has given the Company the authority to repurchase, from time to time, shares of its Common Stock. Such repurchases may be made at the discretion of management and depending upon market conditions. During the year ended June 30, 2009, the Company acquired 35,608 shares of its Common Stock for $413,000. On June 3, 2009, the Board of Directors authorized the Company to purchase up to an additional 125,000 shares of Company's common stock. Approximately 106,000 shares remain eligible for the Company to repurchase as of June 30, 2009.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company's material financial obligations with a reference to the Notes to the Consolidated Financial Statements in which the financial obligations are discussed.


                         Note
                         Ref.      Total        Year 1       Year 2       Year 3        Year 4      Year 5      Thereafter
                         ----   ------------   ----------   ----------   ----------   -----------   ----------   -----------
Mortgage notes payable    11    $118,488,000   $2,132,000   $2,335,000   $5,561,000   $34,073,000   $3,338,000   $71,049,000
Line of credit            10       1,811,000    1,811,000            -            -             -            -             -
Other notes payable       12         830,000      651,000      179,000            -             -            -             -
Capital leases            12         500,000      243,000      243,000       14,000             -            -             -
Operating leases          13         646,000      165,000      165,000      165,000       151,000            -             -
                                 -----------    ---------    ---------    ---------    ----------    ---------    ----------
Total                           $122,275,000   $5,002,000   $2,922,000   $5,740,000   $34,224,000   $3,338,000   $71,049,000


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


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data


INDEX TO CONSOLIDATED FINANCIAL STATEMENT                          PAGE

Report of Independent Registered Public Accounting Firm             35

Consolidated Balance Sheets - June 30, 2009 and 2008 (Restated)     36

Consolidated Statements of Operations - For
  Years Ended June 30, 2009 and 2008 (Restated)                     37

Consolidated Statements of Shareholders' Equity - For
  Years Ended June 30, 2009 and 2008 (Restated)                     38

Consolidated Statements of Cash Flows - For
  Years Ended June 30, 2009 and 2008 (Restated)                     39

Notes to the Consolidated Financial Statements (Restated)           40 - 73

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
   Shareholders of The Intergroup Corporation:


We have audited the accompanying consolidated balance sheets of The Intergroup Corporation and its subsidiaries (the Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Intergroup Corporation and its subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the Company has restated its previously issued consolidated financial statements to correct the errors in accounting for minority interest.


/s/ Burr, Pilger & Mayer LLP

San Francisco, California
October 13, 2009


                                  THE INTERGROUP CORPORATION
                                  CONSOLIDATED BALANCE SHEETS

  As of June 30,                                                        2009             2008
                                                                                      (As Restated
                                                                                         Note 3)
                                                                   ------------       ------------
                                      ASSETS
Assets
  Investment in hotel, net                                         $ 44,791,000       $ 48,122,000
  Investment in real estate, net                                     63,028,000         65,296,000
  Properties held for sale                                            7,653,000          7,064,000
  Investment in marketable securities                                13,920,000          6,706,000
  Other investments, net                                              6,567,000          6,798,000
  Cash and cash equivalents                                           1,024,000          1,906,000
  Restricted cash                                                     1,598,000          1,653,000
  Other assets, net                                                   3,761,000          3,796,000
                                                                    -----------        -----------
    Total assets                                                   $142,342,000       $141,341,000
                                                                    ===========        ===========
                             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and other liabilities                           $ 11,219,000       $ 10,462,000
  Due to securities broker                                            4,840,000          2,633,000
  Obligations for securities sold                                     2,105,000                  -
  Line of credit                                                      1,811,000          4,975,000
  Mortgage notes payable - hotel                                     46,757,000         47,482,000
  Mortgage notes payable - real estate                               61,061,000         61,433,000
  Mortgage notes payable - properties held for sale                  10,670,000         10,313,000
  Deferred income taxes                                               2,839,000          2,086,000
                                                                    -----------        -----------
    Total liabilities                                               141,302,000        139,384,000
                                                                    -----------        -----------

Minority interest                                                       975,000          1,611,000
                                                                    -----------        -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares
   authorized; none issued                                                    -                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,216,653 and 3,200,093 issued; 2,327,665 and 2,346,713
   Outstanding, respectively                                             32,000             32,000
  Additional paid-in capital                                          8,959,000          8,791,000
  Retained earnings                                                     638,000            674,000
  Treasury stock, at cost, 888,988 and 853,320 shares, respectively  (9,564,000)        (9,151,000)
                                                                    -----------        -----------
    Total shareholders' equity                                           65,000            346,000
                                                                    -----------        -----------
    Total liabilities and shareholders' equity                     $142,342,000       $141,341,000
                                                                    ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.


                        THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


For the years ended June 30,                                2009            2008
                                                                       (As Restated
                                                                          Note 3)
                                                         -----------    -----------
Revenues
 Hotel                                                  $ 32,821,000   $ 37,778,000
 Real estate                                              12,787,000     12,833,000
                                                         -----------    -----------
Total revenues                                            45,608,000     50,611,000
                                                         -----------    -----------
Costs and operating expenses
 Hotel operating expenses                                (27,331,000)   (31,870,000)
 Real estate operating expenses                           (6,337,000)    (6,296,000)
 Loss on termination of garage lease                        (684,000)             -
 Depreciation and amortization expense                    (6,777,000)    (6,905,000)
 General and administrative expense                       (1,663,000)    (1,817,000)
                                                         -----------    -----------
Total costs and operating expenses                       (42,792,000)   (46,888,000)
                                                         -----------    -----------
Income from operations                                     2,816,000      3,723,000
                                                         -----------    -----------
Other income(expense)
 Interest expense                                         (6,254,000)    (6,355,000)
 Net gain(loss) on marketable securities                   6,132,000     (1,561,000)
 Impairment loss on other investments                     (1,300,000)    (1,253,000)
 Dividend and interest income                                205,000        199,000
 Trading and margin interest expense                      (1,186,000)    (1,625,000)
                                                         -----------    -----------
Net other expense                                         (2,403,000)   (10,595,000)
                                                         -----------    -----------

Income(loss) before income tax and minority interest         413,000     (6,872,000)
Income tax (expense)benefit                                 (827,000)     2,005,000
                                                         -----------    -----------
Loss before minority interest                               (414,000)    (4,867,000)
Minority interest, net of tax                                627,000      1,213,000
                                                         -----------    -----------
Income(loss) from continuing operations                      213,000     (3,654,000)
                                                         -----------    -----------

Discontinued operations:
  Income from discontinued operations                        293,000        251,000
  Gain on sale of real estate                                      -      4,074,000
  Provision for income tax expense                          (117,000)    (1,708,000)
                                                         -----------    -----------
Income from discontinued operations                          176,000      2,617,000
                                                         -----------    -----------
Net income(loss)                                        $    389,000  $  (1,037,000)
                                                         ===========    ===========


Net income(loss) per share from continuing operations
  Basic and diluted                                     $       0.09  $       (1.55)
                                                         ===========    ===========
Net income per share from discontinued operations
  Basic and diluted                                     $       0.07  $        1.11
                                                         ===========    ===========
Net income(loss) per share
  Basic and diluted                                     $       0.16  $       (0.44)
                                                         ===========    ===========

Weighted average shares outstanding                        2,361,882      2,351,889
                                                         ===========    ===========

Diluted weighted average shares outstanding                2,372,665      2,351,889
                                                         ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.


                               THE INTERGROUP CORPORATION
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                           Additional
                                 Common     paid-in       Retained      Treasury
                       Shares     stock     capital       earnings       stock           Total
                    ----------   -------   ----------   -----------    -----------   -----------
Balance at
 June 30, 2007
(As previously
 reported)           3,196,145   $32,000   $8,719,000   $ 5,758,000    $(9,052,000)  $ 5,457,000

Prior period
 adjustment                                              (3,322,000)                  (3,322,000)
                    ----------   -------   ----------   -----------    -----------   -----------
Balance at
 June 30, 2007       3,196,145    32,000    8,719,000     2,436,000    (9,052,000)     2,135,000
(As Restated)

Net loss                                                 (1,037,000)                  (1,037,000)

Distributions to
minority partners
of Justice                                                 (725,000)                    (725,000)

Issuance of stock        3,948                 72,000                                     72,000

Purchase of
 treasury stock                                                            (99,000)      (99,000)
                    ----------   -------   ----------   -----------    -----------   -----------
Balance at
 June 30, 2008
(As Restated)        3,200,093    32,000    8,791,000       674,000     (9,151,000)      346,000

Net loss                                                    389,000                      389,000

Distributions to
minority partners
of Justice                                                 (425,000)                    (425,000)


Issuance of stock        4,560                 72,000                                     72,000

Exercise of stock
 options                12,000                 96,000                                     96,000

Purchase of
 treasury stock                                                           (413,000)     (413,000)

                    ----------   -------   ----------   -----------    -----------   -----------
Balance at
 June 30, 2009       3,216,653   $32,000   $8,959,000   $   638,000    $(9,564,000)  $    65,000
                     =========   =======   ==========   ===========    ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.


                         THE INTERGROUP COPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30,                         2009          2008
                                                               (As Restated
                                                                  Note 3)
                                                 -----------    -----------
Cash flows from operating activities:
Net income(loss)                                 $   389,000   $ (1,037,000)
Adjustments to reconcile net income(loss)
 to cash provided by operating activities:
  Gain on sale of real estate                              -     (4,074,000)
  Depreciation and amortization                    6,777,000      6,905,000
  Net unrealized (gain)loss on investments        (4,942,000)     3,440,000
  Impairment loss on other investments             1,300,000      1,253,000
  Minority interest                                 (627,000)    (1,213,000)
  Loss on termination of garage lease                684,000              -
  Stock compensation expense                          72,000         72,000
  Changes in assets and liabilities:
   Other assets                                      171,000       (415,000)
   Investment in marketable securities            (2,272,000)     7,617,000
   Accounts payable and other liabilities            415,000     (2,065,000)
   Due to securities broker                        2,207,000     (5,502,000)
   Obligations for securities sold                 2,105,000     (1,485,000)
   Deferred taxes                                    753,000       (404,000)
                                                 -----------    ------------
Net cash provided by operating activities          7,032,000      3,092,000
                                                 -----------   ------------
Cash flows from investing activities:
  Investment in hotel                             (1,247,000)    (2,931,000)
  Investment in real estate                         (443,000)    (1,111,000)
  Net proceeds from sale of real estate                    -      7,739,000
  Investment in Other investments                 (1,069,000)    (2,757,000)
  Investment in Santa Fe                             (17,000)      (154,000)
  Investment in Portsmouth                           (12,000)      (216,000)
  Restricted cash                                     55,000      2,456,000
                                                 -----------    -----------
Net cash (used in)provided by investing
  activities                                      (2,733,000)     3,026,000
                                                 -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable           1,147,000     12,550,000
  Principal payments on mortgage notes payable    (1,887,000)   (18,943,000)
  Net (payments)draw on line of credit            (3,164,000)       717,000
  Net (payments) proceeds on notes payable          (535,000)       130,000
  Purchase of treasury stock                        (413,000)       (99,000)
  Distribution to minority partners                 (425,000)      (725,000)
  Proceeds from exercise of stock options             96,000              -
                                                 -----------    -----------
Net cash used in financing activities             (5,181,000)    (6,370,000)
                                                 -----------    -----------
Net decrease in cash and cash equivalents           (882,000)      (252,000)
Cash and cash equivalents at beginning of
 year                                              1,906,000      2,158,000
                                                 -----------    -----------
Cash and cash equivalents at end of year         $ 1,024,000   $  1,906,000
                                                 ===========    ===========
Supplemental information:

  Income tax paid                                $   162,000    $   193,000
                                                  ==========     ==========
  Interest paid                                  $ 7,077,000    $ 7,569,000
                                                  ==========     ==========
  Note payable issued under the installment
   sale agreement                                $   727,000              -
                                                  ==========     ==========
  Fixed assets acquired and note payable assumed
   under the installment sale agreement          $   (43,000)             -
                                                  ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                      THE INTERGROUP CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES:

Restatements

The consolidated financial statements of The InterGroup Corporation ("InterGroup" or the "Company") as of and for the fiscal year ended June 30, 2008 and the related financial information have been restated to correct certain errors in the application of generally accepted accounting principles ("GAAP"). The nature of the corrections and the related effects on the Company's previously issued consolidated financial statements are described in
Note 3. "Restatement of Consolidated Financial Statements". Restated balances have been identified with the notation "restated" where appropriate. Throughout these notes, the term "as previously reported" will be used to refer to balances from the 2008 consolidated financial statements as reported prior to the restatement for the correction of these errors. As set forth in Note 3, the Company has also presented tables showing the impact of the restatement adjustments on the Company's previously issued consolidated balance sheets and consolidated statements of operations for each of the interim periods of the Company's last two fiscal years ended June 30, 2009 and 2008.


Description of the Business

The InterGroup Corporation, a Delaware corporation, ("InterGroup" or the "Company") was formed to buy, develop, operate and dispose of real property and to engage in various investment activities to benefit the Company and its shareholders.

As of June 30, 2009, the Company had the power to vote 80% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company's Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

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

Justice owns a 544-room hotel property located at 750 Kearny Street, San Francisco California, now known as the Hilton San Francisco Financial District (the Hotel) and related facilities including a five level underground parking garage. The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice also has a Management Agreement with Prism Hospitality L.P. (Prism) to perform the day-to-day management functions of the Hotel.

Justice leased the parking garage to Evon through September 30, 2008.
Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby Justice purchased all of Evon's right, title, and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. Justice also agreed to assume Evon's contract with Ace Parking Management, Inc. ("Ace Parking") for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The Partnership also leases a day spa on the lobby level to Tru Spa.

Due to the temporary closing of the Hotel to undergo major renovations from May 2005 until January 2006 to transition and reposition the Hotel from a Holiday Inn to a Hilton, and the substantial depreciation and amortization expenses resulting from the renovations and operating losses incurred as the Hotel ramped up operations after reopening, Justice has recorded net losses. These losses were anticipated and planned for as part of the Partnership's renovation and repositioning plan for Hotel and management considers those net losses to be temporary. The Hotel has been generating positive cash flows from operations since June 2006 and net income is expected to improve in the future, especially since depreciation and amortization expenses attributable to the renovation will decrease substantially. Despite the significant downturn in the economy, management believes that the revenues expected to be generated from the Hotel, garage and the Partnership's leases will be sufficient to meet all of the Partnership's current and future obligations and financial requirements. Management also believes that there is significant equity in the Hotel to support additional borrowings, if necessary.

In addition to the operations of the Hotel, the Company also generates income from the ownership of real estate. Properties include apartment complexes, commercial real estate, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. The Company's residential rental properties located in California are managed by a professional third party property management company.

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

Repairs and maintenance are charged to expense as incurred, and costs of significant renewals and improvements are capitalized. Costs of significant renewals and improvements are capitalized and depreciated over the shorter of its remaining estimated useful life or life of the asset.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets", the Company reviews its investment in Hotel for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If expected future cash flows (undiscounted and excluding interest costs) are less than the carrying value of the asset, the asset is

                                    -41
written down to its estimated fair value. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived asset. No impairment losses on the investment in Hotel have been recorded for the years ended June 30, 2009 and 2008.

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

In accordance with SFAS No. 144, the Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2009 and 2008.

Investment in Marketable Securities

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the consolidated statements of operations.

Other Investments, Net

Other investments in non-marketable securities are carried at cost net of any impairment loss. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and
(iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2009 and 2008, the Company recorded impairment losses related to other investments of $1,300,000 and $1,253,000, respectively.

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

Other Assets, Net

Other assets include accounts receivable from Hotel and rental property, inventory, prepaid expenses, loan fees, license and franchise fees. Loan fees are stated at cost and amortized over the term of the loan using the straight-line method which approximates the effective interest method. Franchise fees are stated at cost and amortized over the life of the agreement of 15 years.

Accounts receivable from the Hotel and rental property customers are carried at cost less an allowance for doubtful accounts that is based on management's assessment of the collectibility of accounts receivable. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers.

Minority Interest

Minority interests in the net assets and earnings or losses of consolidated subsidiaries are reflected in the caption "Minority interest" in the Company's consolidated balance sheets and consolidated statements of operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiaries.

The minority interest in subsidiaries are reported under the liability section in the consolidated balance sheets as of June 30, 2009 and 2008.

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

Accounts Payable and Other Liabilities

Accounts payable and other liabilities include trade payables, capital lease obligations, advance deposits and other liabilities.

Treasury Stock

The Company records the acquisition of treasury stock under the cost method.

Fair Value of Financial Instruments

The recorded values of cash and cash equivalents, restricted cash, accounts receivable, marketable securities, amounts due to securities brokers, accounts payable and accrued expenses approximate their fair values based on their short-term nature. As of June 30, 2009, the recorded value of mortgage notes payable approximates the fair value as the related interest rate is in line with market rates.

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

Level 2: Inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the reporting entity's own assumptions

The assets measured at fair value on a recurring basis as of June 30, 2009 are as follows:


Assets:                                 Level 1      Level 2        Level 3        June 30, 2009
-----------                            ---------    ---------      ---------     ------------------
Cash                                 $ 1,024,000           -              -         $ 1,024,000
Restricted cash                        1,598,000           -              -           1,598,000
Investment in marketable securities   13,920,000           -              -          13,920,000
                                      ----------    ---------      ---------         ----------
                                     $16,542,000           -              -         $16,542,000
                                      ==========    =========      =========         ==========

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date.

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above include "Other investments in non-marketable securities," that were initially measured at cost and have been written down to fair value as a result of impairment. The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis as of June 30, 2009:


                                                                                       Impairment loss for the
                                                                                              year ended
Assets:                           Level 1    Level 2      Level 3      June 30, 2009         June 30, 2009
-----------                      ---------  ---------    ---------   ------------------   ------------------
Other non-marketable investments        -          -    $6,567,000     $6,567,000            $(1,300,000)


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

Food and beverage revenues are recognized upon delivery. Garage revenues are recognized when a guest uses the garage space.

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

Income Taxes

The provision for income tax expense or benefit differs from the amounts of income taxes currently payable because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities. Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates. Deferred tax expense is the result of changes in the amount of deferred income taxes during the period. Deferred tax assets, including net operating loss and tax credit carry forwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized. As of June 30, 2009 and 2008, the Company had valuation allowance of $1,197,000 and $1,171,000, respectively, against the Company's deferred tax assets.

From time to time, management must assess the need to accrue or disclose a possible loss contingency for proposed adjustments from various federal, state and foreign tax authorities that regularly audit the company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions.

The Company adopted Financial Accounting Standards Board(FASB) Interpretation No. 48(FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, effective July 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company's financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in income tax expense. There were no interest and penalties related to uncertain income tax positions that were accrued as of June 30, 2009 and 2008 and during the periods then ended. There were no changes in individual or aggregate unrecognized tax positions.

Environmental Remediation Costs

Liabilities for environmental remediation costs are recorded and charged to expense when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Recoveries of such costs are recognized when received. As of June 30, 2009 and 2008, there were no liabilities for environmental remediation.

Earnings Per Share

Basic income(loss) per share is computed by dividing net income(loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income(loss) per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. As of June 30, 2009, the Company had 45,000 stock options that were considered potentially dilutive common shares and 57,000 stock options that were considered anti-dilutive. As of June 30, 2008, the Company had 373,500 stock options that were considered potentially dilutive common shares and 16,500 stock options that were considered anti-dilutive.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 168), and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative GAAP in the U.S. recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. SFAS No. 168 is effective for financial statements issued for interim periods and annual periods ending after September 15, 2009.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. SFAS No. 165 requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date. SFAS 165 is consistent with current practice and did not have any impact on the Company's consolidated financial statements. Subsequent events were evaluated through October 13, 2009.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115." SFAS No. 159 provides entities with an irrevocable option to report selected financial assets and financial liabilities at fair value. It also establishes presentation and disclosure requirements that are designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on July 1, 2008 and chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as other assets, accounts payable and other liabilities, line of credit, and mortgage payables are reported at their carrying values.


NOTE 2 - JUSTICE INVESTORS

On July 14, 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5" to amend the guidance in AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" (SOP 78-9) to be consistent with the consensus in Emerging Issues Task Force Issue No. 04-5 "Determining Whether a
General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-5). FSP SOP 78-9-1 eliminated the concept of "important rights" in paragraph .09 of SOP 78-9 and replaces it with the concepts of "kick out rights" and "substantive participating rights" as defined in Issue 04-5. In accordance with guidance set forth in FSP SOP 78-9-1, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights and has consolidated the financial statements of Justice with those of the Company effective as of July 1, 2006. For the year ended June 30, 2009 and 2008, the results of operations for Justice were consolidated with those of the Company.

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


NOTE 3 - RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its consolidated balance sheet as of June 30, 2008, and the consolidated statements of operations, shareholders' equity and cash flows for the year then ended. The restatements are made to correct errors in the accounting for the minority interest in Justice Investors and the attribution of Partnership losses as discussed below.

During 2004, the Partnership developed a business plan to terminate the lease of its San Francisco Hotel and to reposition the Hotel from a Holiday Inn to a full-service Hilton Hotel. Justice entered into a Franchise Agreement with Hilton Hotels in December 2004 that required extensive renovations to the Hotel before it could open as a Hilton. To make the necessary renovations, the Hotel was temporarily closed from May 2005 until a "soft opening" in January 2006. It was not until approximately June 2006, when the Hotel was able to fully ramp up operations, that it began generating positive cash flows. The total construction costs for the renovations were approximately $37 million. Due to operating losses incurred during the temporary closure and the repositioning of the Hotel to a Hilton, increased depreciation and amortization expenses resulting from the significant renovations, as well as the accounting effect of partnership distributions from prior years, Justice had an accumulated deficit in its limited partners' capital accounts as of June 30, 2006.

Pursuant to the guidance set forth in FASB Accounting Research Bulletin (ARB) No. 51, paragraph 15 "Consolidated Financial Statements-Minority Interests" when cumulative losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, such excess and any further losses applicable to the minority interest should be charged against the majority interest.

There is an exception to the general accounting guidance set forth in Paragraph 15 of ARB No. 51 that provides as follows:

       "When cumulative losses applicable to minority interests exceed the minority's interests in the subsidiary's capital, the excess should be charged against the majority interest and should not be reflected as an asset, except in rare cases when the minority shareholders have a binding obligation to make good on such losses. Subsequent profits earned by a subsidiary under such circumstances that are applicable to the minority interests should be allocated to the majority interest to the extent minority losses have been previously absorbed."

In consolidating Justice, the Company relied on the above exception to the general accounting guidance set forth in Paragraph 15 of ARB No. 51 based on the following factors:

       * Evon, as the managing general partner of Justice, has a joint legal obligation under California law to make good on the losses of the Partnership should the assets of Justice be insufficient to meet those obligations.

       * There are provisions in the Justice limited partnership agreement that would require certain minority interest holders to contribute the amount of any deficit in their partnership accounts to the Partnership which shall distribute such sum among the limited partners in the proportion their profit and loss percentages bear to each other.

       * The losses and the deficit at Justice were considered to be temporary in nature since the Hotel had been cash flow positive since June 2006 and, based on projections from its management company and industry experts, was expected to generate significant net income in the next five years.

       * Based on appraisals and other market information, management believes that there is significant equity in the Hotel far in excess of the Partnership's debt and sufficient enough to reverse any partner's deficit on the books of Justice upon the sale of the Hotel.

Based on the above exception to the general accounting guidance and the other supporting factors, the Company recorded a minority interest asset of Justice Investors on its consolidated balance sheet for fiscal years ended June 30, 2008 and 2007. As of June 30, 2008, that minority interest asset was previously reported as $6,793,000. During those fiscal years, the Company only recorded its 50% share of the losses of Justice and attributed the balance of those losses to the minority interest.

The Company has determined that its reliance on exception to the general accounting guidance, and the assumptions made by management regarding the temporary nature of the losses and deficit at Justice and the sufficiency of the obligations of the minority interest holders to fund the accumulated deficit at Justice Investors, were incorrect. Contrary to management's belief, although the operations of the Hotel have been cash flow positive since June 30, 2006, the Partnership has continued to generate net losses and has not been able to reverse the deficit in its partners' equity account. In fact, under the current economic conditions, the Partnership deficit has continued to grow far in excess of whatever obligations the minority interest holders might have to fund that deficit. As a result, the Company has concluded that, pursuant to Paragraph 15 of ARB 51, the Company should not have recorded a minority interest asset of Justice on its balance sheets and should have absorbed 100% of the losses of Justice in its consolidated statements of operations rather than just the 50% attributable to its limited partnership interest.

The effects of the restatements on the consolidated balance sheets is it reduces the minority interest asset related to Justice Investors to zero and decreases the retained earnings and minority interest related to Santa Fe and Portsmouth. The effects of the restatements on the consolidated statement of operations is it reduces the minority interest related to Justice Investors, pre-tax to zero and decreases or increases minority interest related to Santa Fe and Portsmouth. The restatements do not have an impact on the previously reported revenues, operating expenses, income from operations, other income (expense) or income tax provisions.

The following tables present the impact of the restatement adjustments on the Company's previously reported consolidated balance sheet as of June 30, 2008 and the consolidated statement of operations for the year then ended.


                                 CONSOLIDATED BALANCE SHEET
                                     AS OF JUNE 30, 2008

                                                        As Previously   Restatement        As
                                                          Reported      Adjustment      Restated
                                                        -----------     ----------    -----------
Assets
  Investment in hotel, net                             $ 48,122,000    $         -    $48,122,000
  Investment in real estate                              65,296,000              -     65,296,000
  Properties held for sale                                7,064,000              -      7,064,000
  Investment in marketable securities                     6,706,000              -      6,706,000
  Other investments, net                                  6,798,000              -      6,798,000
  Cash and cash equivalents                               1,906,000              -      1,906,000
  Restricted cash                                         1,653,000              -      1,653,000
  Other assets, net                                       3,796,000              -      3,796,000
  Minority interest of Justice Investors                  6,793,000     (6,793,000)             -
                                                        -----------     ----------    -----------
Total assets                                           $148,134,000    $(6,793,000)  $141,341,000
                                                        ===========     ==========    ===========
Liabilities and Shareholders' Equity

Total liabilities                                      $139,384,000    $         -   $139,384,000
                                                        -----------     ----------    -----------
Minority interest                                         3,621,000     (2,010,000)     1,611,000
                                                        -----------     ----------    -----------
  Common stock                                               32,000              -         32,000
  Additional paid-in capital                              8,791,000              -      8,791,000
  Retained earnings                                       5,457,000     (4,783,000)       674,000
  Treasury stock                                         (9,151,000)             -     (9,151,000)
                                                        -----------     ----------    -----------
Total shareholders' equity                                5,129,000     (4,783,000)       346,000
                                                        -----------     ----------    -----------

Total liabilities and shareholders' equity             $148,134,000    $(6,793,000)  $148,134,000
                                                        ===========     ==========    ===========

                            CONSOLIDATED STATEMENT OF OPERATIONS
                              FOR THE YEAR ENDED JUNE 30, 2008

                                                 As Previously     Restatement             As
                                                   Reported        Adjustment           Restated
                                                  ----------       ----------          ----------
Revenues                                         $50,611,000      $         -         $50,611,000
Total costs and operating expenses               (46,888,000)               -         (46,888,000)
                                                  ----------       ----------          ----------
Income from operations                             3,723,000                -           3,723,000
Net other expense                                (10,595,000)               -         (10,595,000)
                                                  ----------       ----------          ----------

Loss before income taxes and minority interest    (6,872,000)               -          (6,872,000)
Minority interest - Justice Investors, pre-tax       802,000         (802,000)                  -
                                                  ----------       ----------          ----------
Loss before income taxes and minority interest    (6,070,000)        (802,000)         (6,872,000)
Income tax benefit                                 2,005,000                -           2,005,000
                                                  ----------       ----------          ----------
Loss before minority interest                     (4,065,000)        (802,000)         (4,867,000)
Minority interest, net of tax                      1,147,000           66,000           1,213,000
                                                  ----------       ----------          ----------
Net loss from continuing operations               (2,918,000)        (736,000)         (3,654,000)
Income from discontinued operations                2,617,000                -           2,617,000
                                                  ----------       ----------          ----------
Net loss                                         $  (301,000)     $  (736,000)        $(1,037,000)
                                                  ==========       ==========          ==========

Basic and diluted loss per share                 $     (0.13)     $     (0.31)              (0.44)
                                                  ==========       ==========          ==========
Weighted average number of common shares
  outstanding                                      2,350,591        2,350,591           2,350,591
                                                  ==========       ==========          ==========

The following tables present the impact of the restatement adjustments described above on the Company's previously reported balance sheets and consolidated statements of operations for the interim quarterly periods for the Company's two most recent completed fiscal years ended June 30, 2009 and 2008.


                               CONDENSED CONSOLIDATED BALANCE SHEET
                                 AS OF MARCH 31, 2009 (UNAUDITED)

                                                        As Previously   Restatement        As
                                                          Reported      Adjustment      Restated
                                                        -----------     ----------    -----------
Assets
  Investment in hotel, net                             $ 45,880,000    $         -    $45,880,000
  Investment in real estate                              64,040,000              -     64,040,000
  Properties held for sale                                7,123,000              -      7,123,000
  Investment in marketable securities                     5,151,000              -      5,151,000
  Other investments, net                                  6,320,000              -      6,320,000
  Cash and cash equivalents                               1,378,000              -      1,378,000
  Restricted cash                                         1,173,000              -      1,173,000
  Other assets, net                                       4,026,000              -      4,026,000
  Minority interest of Justice Investors                  7,122,000     (7,122,000)             -
                                                        -----------     ----------    -----------
Total assets                                           $142,213,000    $(7,122,000)  $135,091,000
                                                        ===========     ==========    ===========
Liabilities and Shareholders' Equity(Deficit)

Total liabilities                                      $135,602,000    $         -   $135,602,000
                                                        -----------     ----------    -----------
Minority interest                                         2,615,000     (1,968,000)       647,000
                                                        -----------     ----------    -----------
  Common stock                                               32,000              -         32,000
  Additional paid-in capital                              8,959,000              -      8,959,000
  Retained earnings                                       4,231,000     (5,154,000)      (923,000)
  Treasury stock                                         (9,226,000)             -     (9,226,000)
                                                        -----------     ----------    -----------
Total shareholders' equity(deficit)                       3,996,000     (5,154,000)    (1,158,000)
                                                        -----------     ----------    -----------

Total liabilities and shareholders' equity(deficit)    $142,213,000    $(7,122,000)  $135,091,000
                                                        ===========     ==========    ===========

                       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

                                                 As Previously     Restatement             As
                                                   Reported        Adjustment           Restated
                                                  ----------       ----------          ----------
Revenues                                         $10,214,000      $         -         $10,214,000
Total costs and operating expenses               (10,567,000)               -         (10,567,000)
                                                  ----------       ----------          ----------
Loss from operations                                (353,000)               -            (353,000)
Net other expense                                 (2,304,000)               -          (2,304,000)
                                                  ----------       ----------          ----------
Loss before income taxes and minority interest    (2,657,000)               -          (2,657,000)
Minority interest - Justice Investors, pre-tax             -                -                   -
                                                  ----------       ----------          ----------
Loss before income taxes and minority interest    (2,657,000)               -          (2,657,000)
Income tax benefit                                   691,000                -             691,000
                                                  ----------       ----------          ----------
Loss before minority interest                     (1,966,000)               -          (1,966,000)
Minority interest, net of tax                        640,000         (134,000)            506,000
                                                  ----------       ----------          ----------
Net loss from continuing operations               (1,326,000)        (134,000)         (1,460,000)
Income from discontinued operations                   66,000                -              66,000
                                                  ----------       ----------          ----------
Net loss                                         $(1,260,000)     $  (134,000)        $(1,394,000)
                                                  ==========       ==========          ==========

Basic and diluted loss per share                 $     (0.53)     $     (0.06)              (0.59)
                                                  ==========       ==========          ==========
Weighted average number of common shares
  outstanding                                      2,355,910        2,355,910           2,355,910
                                                   =========       ==========          ==========

                                 CONDENSED CONSOLIDATED BALANCE SHEET
                                  AS OF DECEMBER 31, 2008 (UNAUDITED)

                                                        As Previously   Restatement        As
                                                          Reported      Adjustment      Restated
                                                        -----------     ----------    -----------
Assets
  Investment in hotel, net                             $ 46,800,000    $         -    $46,800,000
  Investment in real estate                              64,468,000              -     64,468,000
  Properties held for sale                                7,110,000              -      7,110,000
  Investment in marketable securities                     6,741,000              -      6,741,000
  Other investments, net                                  7,056,000              -      7,056,000
  Cash and cash equivalents                                 583,000              -        583,000
  Restricted cash                                         1,814,000              -      1,814,000
  Other assets, net                                       4,389,000              -      4,389,000
  Minority interest of Justice Investors                  7,122,000     (7,122,000)             -
                                                        -----------     ----------    -----------
Total assets                                           $146,083,000    $(7,122,000)  $138,961,000
                                                        ===========     ==========    ===========
Liabilities and Shareholders' Equity

Total liabilities                                      $137,622,000    $         -   $137,622,000
                                                        -----------     ----------    -----------
Minority interest                                         3,130,000     (1,979,000)     1,151,000
                                                        -----------     ----------    -----------
  Common stock                                               32,000              -         32,000
  Additional paid-in capital                              8,959,000              -      8,959,000
  Retained earnings                                       5,491,000     (5,143,000)       348,000
  Treasury stock                                         (9,151,000)             -     (9,151,000)
                                                        -----------     ----------    -----------
Total shareholders' equity                                5,331,000     (5,143,000)       188,000
                                                        -----------     ----------    -----------

Total liabilities and shareholders' equity             $146,083,000    $(7,122,000)  $138,961,000
                                                        ===========     ==========    ===========


                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 (UNAUDITED)

                                                 As Previously     Restatement             As
                                                   Reported        Adjustment           Restated
                                                  ----------       ----------          ----------
Revenues                                         $11,824,000      $         -         $11,824,000
Total costs and operating expenses               (12,318,000)               -         (12,318,000)
                                                  ----------       ----------          ----------
Loss from operations                               (494,000)               -            (494,000)
Net other expense                                   (842,000)               -            (842,000)
                                                  ----------       ----------          ----------
Loss before income taxes and minority interest    (1,336,000)               -          (1,336,000)
Income tax benefit                                   276,000                -             276,000
                                                  ----------       ----------          ----------
Loss before minority interest                     (1,060,000)               -          (1,060,000)
Minority interest, net of tax                        414,000          (99,000)            315,000
                                                  ----------       ----------          ----------
Net loss from continuing operations                 (646,000)         (99,000)           (745,000)
Income from discontinued operations                   31,000                -              31,000
                                                  ----------       ----------          ----------
Net loss                                         $  (615,000)     $   (99,000)        $  (714,000)
                                                  ==========       ==========          ==========

Basic and diluted loss per share                 $     (0.26)     $     (0.04)              (0.30)
                                                  ==========       ==========          ==========
Weighted average number of common shares
  outstanding                                      2,354,403        2,354,403           2,354,403
                                                  =========       ==========          ==========


                             CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF SEPTEMBER 30, 2008 (UNAUDITED)

                                                        As Previously   Restatement        As
                                                          Reported      Adjustment      Restated
                                                        -----------     ----------    -----------
Assets
  Investment in hotel, net                             $ 47,446,000    $         -    $47,446,000
  Investment in real estate                              64,911,000              -     64,911,000
  Properties held for sale                                7,066,000              -      7,066,000
  Investment in marketable securities                     4,969,000              -      4,969,000
  Other investments, net                                  6,556,000              -      6,556,000
  Cash and cash equivalents                               1,127,000              -      1,127,000
  Restricted cash                                         1,711,000              -      1,711,000
  Other assets, net                                       4,012,000              -      4,012,000
  Minority interest of Justice Investors                  7,122,000     (7,122,000)             -
                                                        -----------     ----------    -----------
Total assets                                           $144,920,000    $(7,122,000)  $137,798,000
                                                        ===========     ==========    ===========
Liabilities and Shareholders' Equity

Total liabilities                                      $135,621,000    $         -   $135,621,000
                                                        -----------     ----------    -----------
Minority interest                                         3,449,000     (1,984,000)     1,465,000
                                                        -----------     ----------    -----------
  Common stock                                               32,000              -         32,000
  Additional paid-in capital                              8,863,000              -      8,863,000
  Retained earnings                                       6,106,000     (5,138,000)       968,000
  Treasury stock                                         (9,151,000)             -     (9,151,000)
                                                        -----------     ----------    -----------
Total shareholders' equity                                5,850,000     (5,138,000)       712,000
                                                        -----------     ----------    -----------

Total liabilities and shareholders' equity             $144,920,000    $(7,122,000)  $137,798,000
                                                        ===========     ==========    ===========


                       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

                                                 As Previously     Restatement             As
                                                   Reported        Adjustment           Restated
                                                  ----------       ----------          ----------
Revenues                                         $12,525,000      $         -         $12,525,000
Total costs and operating expenses               (10,958,000)               -         (10,958,000)
                                                  ----------       ----------          ----------
Income from operations                             1,567,000                -           1,567,000
Net other expense                                   (809,000)               -            (809,000)
                                                  ----------       ----------          ----------

Income before income taxes and minority interest     758,000                -             758,000
Minority interest - Justice Investors, pre-tax       (96,000)          96,000                   -
                                                  ----------       ----------          ----------
Income before income taxes and minority interest     662,000           96,000             758,000
Income tax benefit                                  (275,000)               -            (275,000)
                                                  ----------       ----------          ----------
Income before minority interest                      387,000                -             483,000
Minority interest, net of tax                        212,000          (74,000)            138,000
                                                  ----------       ----------          ----------
Net income from continuing operations                599,000           22,000             621,000
                                                  ----------       ----------          ----------
Income from discontinued operations                   50,000                -              50,000
Net income                                       $   649,000      $    22,000         $   671,000
                                                  ==========       ==========          ==========

Basic and diluted income per share               $      0.28      $      0.01                0.29
                                                  ==========       ==========          ==========
Weighted average number of common shares
  outstanding                                      2,347,853        2,347,853           2,347,853
                                                  ==========       ==========          ==========

                            CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2008 (UNAUDITED)

                                                        As Previously   Restatement        As
                                                          Reported      Adjustment      Restated
                                                        -----------     ----------    -----------
Assets
  Investment in hotel, net                             $ 48,653,000    $         -    $48,653,000
  Investment in real estate                              65,634,000              -     65,634,000
  Properties held for sale                                7,037,000              -      7,037,000
  Investment in marketable securities                     6,886,000              -      6,886,000
  Other investments, net                                  6,745,000              -      6,745,000
  Cash and cash equivalents                                 647,000              -        647,000
  Restricted cash                                         1,283,000              -      1,283,000
  Other assets, net                                       4,054,000              -      4,054,000
  Minority interest of Justice Investors                  6,567,000     (6,567,000)             -
                                                        -----------     ----------    -----------
Total assets                                           $147,506,000    $(6,567,000)  $140,939,000
                                                        ===========     ==========    ===========
Liabilities and Shareholders' Equity

Total liabilities                                      $138,536,000    $         -   $138,536,000
                                                        -----------     ----------    -----------
Minority interest                                         3,830,000     (2,067,000)     1,763,000
                                                        -----------     ----------    -----------
  Common stock                                               21,000              -         21,000
  Additional paid-in capital                              8,802,000              -      8,802,000
  Retained earnings                                       5,468,000     (4,500,000)       968,000
  Treasury stock                                         (9,151,000)             -     (9,151,000)
                                                        -----------     ----------    -----------
Total shareholders' equity                                5,140,000     (4,500,000)       640,000
                                                        -----------     ----------    -----------

Total liabilities and shareholders' equity             $147,506,000    $(6,567,000)  $140,939,000
                                                        ===========     ==========    ===========


                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

                                                 As Previously     Restatement             As
                                                   Reported        Adjustment           Restated
                                                  ----------       ----------          ----------
Revenues                                         $12,117,000      $         -         $12,117,000
Total costs and operating expenses               (11,864,000)               -         (11,864,000)
                                                  ----------       ----------          ----------
Income from operations                               253,000                -             253,000
Net other expense                                 (4,910,000)               -          (4,910,000)
                                                  ----------       ----------          ----------

Loss before income taxes and minority interest    (4,657,000)               -          (4,657,000)
Minority interest - Justice Investors, pre-tax       266,000         (266,000)                  -
                                                  ----------       ----------          ----------
Loss before income taxes and minority interest    (4,391,000)        (266,000)         (4,657,000)
Income tax benefit                                 1,726,000                -           1,726,000
                                                  ----------       ----------          ----------
Loss before minority interest                     (2,665,000)               -          (2,931,000)
Minority interest, net of tax                        697,000          (52,000)            645,000
                                                  ----------       ----------          ----------
Net loss from continuing operations               (1,968,000)        (318,000)         (2,286,000)
Income from discontinued operations                   68,000                -              68,000
                                                  ----------       ----------          ----------
Net loss                                         $(1,900,000)     $  (318,000)        $(2,218,000)
                                                  ==========       ==========          ==========

Basic and diluted loss per share                 $     (0.81)     $     (0.13)              (0.94)
                                                  ==========       ==========          ==========
Weighted average number of common shares
  outstanding                                      2,350,916        2,350,916           2,350,916
                                                  =========       ==========          ==========

                             CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF DECEMBER 31, 2007 (UNAUDITED)

                                                        As Previously   Restatement        As
                                                          Reported      Adjustment      Restated
                                                        -----------     ----------    -----------
Assets
  Investment in hotel, net                             $ 49,257,000    $         -    $49,257,000
  Investment in real estate                              67,887,000              -     67,887,000
  Properties held for sale                                5,231,000              -      5,231,000
  Investment in marketable securities                    15,233,000              -     15,233,000
  Other investments, net                                  7,394,000              -      7,394,000
  Cash and cash equivalents                                 550,000              -        550,000
  Restricted cash                                         1,649,000              -      1,649,000
  Other assets, net                                       4,111,000              -      4,111,000
  Minority interest of Justice Investors                  6,301,000     (6,301,000)             -
                                                        -----------     ----------    -----------
Total assets                                           $157,613,000    $(6,301,000)  $151,312,000
                                                        ===========     ==========    ===========
Liabilities and Shareholders' Equity

Total liabilities                                      $146,100,000    $         -   $146,100,000
                                                        -----------     ----------    -----------
Minority interest                                         4,376,000     (1,968,000)     2,408,000
                                                        ----------      ----------    -----------
  Common stock                                               21,000              -         21,000
  Additional paid-in capital                              8,802,000              -      8,802,000
  Retained earnings                                       7,368,000     (4,333,000)     3,035,000
  Treasury stock                                         (9,054,000)             -     (9,054,000)
                                                        -----------     ----------    -----------
Total shareholders' equity                                7,137,000     (4,333,000)     2,804,000
                                                        -----------     ----------    -----------

Total liabilities and shareholders' equity             $157,613,000    $(6,301,000)  $151,312,000
                                                        ===========     ==========    ===========


                     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

                                                 As Previously     Restatement             As
                                                   Reported        Adjustment           Restated
                                                  ----------       ----------          ----------
Revenues                                         $12,938,000      $         -         $12,938,000
Total costs and operating expenses               (13,221,000)               -         (13,221,000)
                                                  ----------       ----------          ----------
Loss from operations                                (283,000)               -            (283,000)
Net other expense                                    564,000                -             564,000
                                                  ----------       ----------          ----------

Income before income taxes and minority interest     281,000                -             281,000
Minority interest - Justice Investors, pre-tax       257,000         (257,000)                  -
                                                  ----------       ----------          ----------
Income before income taxes and minority interest     538,000         (257,000)            281,000
Income tax benefit                                  (182,000)               -            (182,000)
                                                  ----------       ----------          ----------
Income before minority interest                      356,000                -              99,000
Minority interest, net of tax                        (68,000)         124,000              56,000
                                                  ----------       ----------          ----------
Net income from continuing operations                288,000         (133,000)            155,000
Income from discontinued operations                   59,000                -              59,000
                                                  ----------       ----------          ----------
Net income                                       $   347,000      $  (133,000)        $   214,000
                                                  ==========       ==========          ==========

Basic and diluted income per share               $      0.15      $     (0.06)               0.09
                                                  ==========       ==========          ==========
Weighted average number of common shares
  outstanding                                      2,352,395        2,352,395           2,352,395
                                                  ==========       ==========           ==========


                         CONDENSED CONSOLIDATED BALANCE SHEET
                         AS OF SEPTEMBER 30, 2007 (UNAUDITED)

                                                        As Previously   Restatement        As
                                                          Reported      Adjustment      Restated
                                                        -----------     ----------    -----------
Assets
  Investment in hotel, net                             $ 49,415,000    $         -    $49,415,000
  Investment in real estate                              73,509,000              -     73,509,000
  Investment in marketable securities                     9,128,000              -      9,128,000
  Other investments, net                                  5,294,000              -      5,294,000
  Cash and cash equivalents                               1,262,000              -      1,262,000
  Restricted cash                                         3,355,000              -      3,355,000
  Other assets, net                                       3,829,000              -      3,829,000
  Minority interest of Justice Investors                  5,545,000     (5,545,000)             -
                                                        -----------     ----------    -----------
Total assets                                           $151,337,000    $(5,545,000)  $145,792,000
                                                        ===========     ==========    ===========
Liabilities and Shareholders' Equity

Total liabilities                                      $140,167,000    $         -   $140,167,000
                                                        -----------     ----------    -----------
Minority interest                                         4,378,000     (1,889,000)     2,489,000
                                                         ----------     ----------    -----------
  Common stock                                               21,000              -         21,000
  Additional paid-in capital                              8,802,000              -      8,802,000
  Retained earnings                                       7,021,000     (3,656,000)     3,365,000
  Treasury stock                                         (9,052,000)             -     (9,052,000)
                                                        -----------     ----------    -----------
Total shareholders' equity                                6,792,000     (3,656,000)     3,136,000
                                                        -----------     ----------    -----------

Total liabilities and shareholders' equity             $151,337,000    $(5,545,000)  $145,792,000
                                                        ===========     ==========    ===========

                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

                                                 As Previously     Restatement             As
                                                   Reported        Adjustment           Restated
                                                  ----------       ----------          ----------
Revenues                                         $13,414,000      $         -         $13,414,000
Total costs and operating expenses               (13,139,000)               -         (13,139,000)
                                                  ----------       ----------          ----------
Income from operations                               275,000                -             275,000
Net other expense                                 (3,153,000)               -          (3,153,000)
                                                  ----------       ----------          ----------

Loss before income taxes and minority interest    (2,878,000)               -          (2,878,000)
Minority interest - Justice Investors, pre-tax       278,000         (278,000)                  -
                                                  ----------       ----------          ----------
Loss before income taxes and minority interest    (2,600,000)        (278,000)         (2,878,000)
Income tax benefit                                 1,095,000                -           1,095,000
                                                  ----------       ----------          ----------
Loss before minority interest                     (1,505,000)               -          (1,783,000)
Minority interest, net of tax                        409,000           27,000             436,000
                                                  ----------       ----------          ----------
Net loss from continuing operations               (1,096,000)        (251,000)         (1,347,000)
Income from discontinued operations                2,359,000                -           2,359,000
                                                  ----------       ----------          ----------
Net income                                       $ 1,263,000      $  (251,000)        $ 1,012,000
                                                  ==========       ==========          ==========

Basic and diluted income per share               $      0.54      $     (0.11)               0.43
                                                  ==========       ==========          ==========
Weighted average number of common shares
  outstanding                                      2,352,335        2,352,335           2,352,335
                                                  ==========       ==========          ==========


NOTE 4 - INVESTMENT IN HOTEL, NET

Property and equipment consisted of the following as of:


June 30, 2009                                Accumulated       Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     16,939,000        (11,262,000)       5,677,000
Building and improvements   54,266,000        (17,890,000)      36,376,000
                          ------------       ------------     ------------
                          $ 73,943,000       $(29,152,000)    $ 44,791,000
                          ============       ============     ============

June 30, 2008                                Accumulated       Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     16,279,000         (8,005,000)       8,274,000
Building and improvements   53,486,000        (16,376,000)      37,110,000
                          ------------       ------------     ------------
                          $ 72,503,000       $(24,381,000)    $ 48,122,000
                          ============       ============     ============

Depreciation expense for the years ended June 30, 2009 and 2008 was $4,600,000 and $4,606,000, respectively.

The Partnership leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases was $959,000 as of June 30, 2009 and 2008. The accumulated amortization on capital leases was $670,000 and $478,000 as of June 30, 2009 and 2008, respectively.


NOTE 5 - INVESTMENT IN REAL ESTATE, NET

At June 30, 2009, the Company's investment in real estate consisted of twenty-four properties located throughout the United States. These properties include eighteen apartment complexes, two single-family houses as strategic investments, and two commercial real estate properties, one of which serves as the Company's corporate headquarters. The Company also owns two unimproved real estate properties located in Austin, Texas and Maui, Hawaii.

Investment in real estate included the following:

  As of June 30,                                2009          2008
                                             ----------    ----------
  Land                                    $  24,735,000  $ 24,735,000
  Buildings, improvements and equipment      61,149,000    60,778,000
  Less: accumulated depreciation            (22,856,000)  (20,217,000)
                                             ----------    ----------
                                          $  63,028,000    65,296,000
                                             ==========    ==========

Depreciation expense from continuing operations for the years ended June 30, 2009 and 2008, was $2,122,000 and $2,245,000, respectively.

NOTE 6 - PROPERTIES HELD FOR SALE AND DISCONTINUED OPERATIONS

As of June 30, 2009, the Company had two properties located in Texas classified
as held for sale.   The revenues and expenses from the operation for these
properties along with the properties that were sold and/or listed as held for sale for the years ended June 30, 2009 and 2008, respectively, have been reclassified from continuing operations and reported as income from discontinued operations in the consolidated statements of operations for the respective years.

In August 2007, the Company sold its 224-unit apartment complex located in Irving, Texas for $8,050,000 and recognized a gain on the sale of real estate of $4,074,000 which is included in discontinued operations. This property was classified as property held for sale on the consolidated balance sheet as of June 30, 2007. The Company received net proceeds after selling costs of $7,739,000 and paid off the related outstanding mortgage note payable of $4,007,000. The revenues and expenses from the operation of this property for the year ended June 30, 2008 have been classified as income from discontinued operations in the consolidated statements of operations.

Revenues and expenses from the operation of these properties for the years ended June 30, 2009 and 2008 are summarized as follows:


     For the years ended June 30,                     2009               2008
                                                   ----------        ----------
      Revenues                                    $ 2,608,000       $ 2,823,000
      Expenses                                     (2,315,000)       (2,572,000)
                                                   ----------        ----------
     Income from discontinued operations          $   293,000       $   251,000
                                                   ==========        ==========


NOTE 7 - INVESTMENT IN MARKETABLE SECURITIES

The Company's investment portfolio consists primarily of corporate equities. The Company has also invested in income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

As of June 30, 2009 and 2008, all of the Company's marketable securities are classified as trading securities. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the change in the unrealized gains and losses on these investments are included in the statements of operations. Trading securities are summarized as follows:


As of June 30, 2009
                               Gross         Gross            Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $ 8,170,000    $ 7,075,000     ($1,325,000)      $ 5,750,000    $13,920,000


As of June 30, 2008
                               Gross         Gross            Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $ 5,869,000    $ 2,127,000     ($1,290,000)      $   837,000    $ 6,706,000


As of June 30, 2009 and 2008, the Company had $968,000 and $708,000,
respectively, of unrealized losses related to securities held for over one year.

Net gain(loss)on marketable securities on the statement of operations are comprised of realized and unrealized gain(loss). Below is the composition of the two components for the years ended June 30, 2009 and 2008.


For the years ended June 30,                           2009             2008
                                                    -----------      -----------
Realized gain on marketable securities              $ 1,190,000      $ 1,879,000
Unrealized gain(loss) on marketable securities        4,942,000       (3,440,000)
                                                    -----------      -----------
Net gain(loss) on marketable securities             $ 6,132,000      $(1,561,000)
                                                    ===========      ===========

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2009, the Company had obligations for securities sold (equities short) of $2,105,000.


NOTE 8 - OTHER INVESTMENTS, NET

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses.

Other investments, net consist of the following:


            Type                           June 30, 2009     June 30, 2008
   ---------------------------         -----------------  ----------------
   Private equity hedge fund           $       5,517,000  $      6,434,000
   Corporate debt instruments                    750,000            64,000
   Other                                         300,000           300,000
                                       -----------------  ----------------
                                       $       6,567,000  $      6,798,000
                                       =================  ================


During the years ended June 30, 2009 and 2008, the Company recorded impairment losses of $1,300,000 and $1,253,000, respectively.


NOTE 9 - OTHER ASSETS, NET

Other assets consist of the following as of June 30,:

                                2009           2008
                             -----------   -----------
  Accounts receivable, net   $ 1,271,000   $ 1,140,000
  Prepaid expenses               779,000     1,001,000
  Inventory                      483,000       539,000
  Miscellaneous assets, net    1,228,000     1,116,000
                             -----------   -----------
  Total other assets         $ 3,761,000   $ 3,796,000
                             ===========   ===========

Amortization expense of loan fees and franchise costs for the years ended June30, 2009 and 2008 was $55,000 and $54,000, respectively.

NOTE 10 - LINE OF CREDIT:

In April 2004, the Company obtained a revolving $5,000,000 line of credit ("LOC"). The LOC carries a variable interest rate(lender's base rate plus 1%). Interest is paid on a monthly basis. During the quarter ended September 2008, the outstanding balance on the line of credit of $3,462,000 was paid off.

The Partnership has a $2,500,000 unsecured revolving line of credit facility with a bank that matures on February 2, 2010. Borrowings under the line of credit bear interest at Prime plus 3.0% per annum or based on the Wall Street Journal Prime Rate (3.25%) plus 3.0% per annum, floating, (but subject to a minimum floor rate at 5.0% per annum). The interest rate at June 30, 2009 was 6.25%. The outstanding balance on the line of credit was $1,811,000 and $1,513,000 as of June 30, 2009 and 2008, respectively. Borrowings under the line of credit are subject to certain financial covenants, which are measured annually at June 30th and December 31st based on the credit arrangement. The Partnership was not in compliance with the financial covenants as of June 30, 2009. The Partnership received a waiver of such non-compliance from the bank on September 16, 2009.


NOTE 11 - MORTGAGE NOTES PAYABLE

Mortgage notes payable secured by real estate as of June 30, 2009 is summarized as follows:

               Number        Note            Note          Mortgage  Interest
  Property     of Units   Origination       Maturity        Balance     Rate
                              Date            Date
-----------  ----------- --------------   ------------    ---------    -----

SF Hotel     544 Rooms   July      2005   August    2015 $28,242,000   5.22%
SF Hotel     544 Rooms   March     2005   August    2015  18,515,000   6.42%
                                                         -----------
     Mortgage notes payable - hotel                      $46,757,000
                                                         ===========

Florence          157    June      2005   July      2014   4,084,000   4.96%
Las Colinas       358    April     2004   May       2013  18,760,000   4.99%
Morris County     151    April     2003   May       2013   9,610,000   5.43%
St. Louis         264    May       2008   May       2013   6,098,000   6.16%
Los Angeles        24    May       2001   April     2031   1,610,000   7.15%
Los Angeles         5    September 2000   August    2030     407,000   7.59%
Los Angeles         2    January   2002   February  2032     415,000   6.45%
Los Angeles         1    February  2001   December  2030     442,000   8.44%
Los Angeles        31    September 2003   August    2033   3,750,000   4.35%
Los Angeles        30    August    2007   September 2022   6,850,000   5.97%
Los Angeles        27    October   1999   October   2029   1,717,000   7.73%
Los Angeles        14    December  1999   November  2029   1,015,000   7.89%
Los Angeles        12    November  2003   December  2018     969,000   6.38%
Los Angeles         9    February  2000   December  2029     760,000   7.95%
Los Angeles         8    May       2001   November  2029     529,000   7.00%
Los Angeles         7    November  2003   December  2018   1,001,000   6.38%
Los Angeles         4    November  2003   December  2018     681,000   6.38%
Los Angeles         1    October   2003   November  2033     482,000   5.75%
Los Angeles    Office    March     2009   March     2014   1,191,000   5.02%
Los Angeles    Office    September 2000   December  2013     690,000   6.71%
                                                         -----------
    Mortgage notes payable - real estate                 $61,061,000
                                                         ===========

Austin            249    June      2003   July      2023   7,353,000   5.46%
San Antonio       132    December  2008   October   2011   3,317,000   5.00%
                                                         -----------
    Mortgage notes payable - properties held for sale    $10,670,000
                                                         ===========

Mortgage notes payable secured by real estate as of June 30, 2008 is summarized as follows:

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

The annual combined aggregate principal payments on the mortgage notes payable for the five-year period commencing July 1, 2008, and thereafter, are as follows:

                 Year ending June 30,
                      2010             $   2,132,000
                      2011                 2,335,000
                      2012                 5,561,000
                      2013                34,073,000
                      2014                 3,338,000
                      Thereafter          71,049,000
                                         -----------
                       Total           $ 118,488,000
                                         ===========

NOTE 12 - OTHER LIABILITIES

Other liabilities include notes payable and capital lease obligations of Justice Investors.

The Partnership has short-term financing agreements with a financial institution for the payment of its general, property, and workers' compensation insurance. The notes payable under these financing agreements bear interest at 3.8% per annum and payable in equal monthly installments (principal and interest) through December 2009. The notes payable at June 30, 2009 and 2008, were $246,000 and $300,000 respectively. These notes were included as part of accounts payable and other liabilities on the consolidated balance sheets.

The Partnership has a $480,000 note payable to Evon Corporation maturing on November 15, 2010. Monthly installments of $29,000 of principal and interest are required under the terms of the note. The interest on the note is fixed at 2.4% per annum. This note was included as part of accounts payable and other liabilities on the consolidated balance sheets.

The Partnership has a $104,000 note payable to Ace Parking Management, Inc. which matures on December 1, 2010. Monthly installments of $6,000 of principal and interest are required under the terms of the note. The interest on the note is fixed at 8.50% per annum. This note was included as part of accounts payable and other liabilities on the consolidated balance sheets.

Future minimum payments for all notes payable are as follows:

For the year ending June 30,

          2010                       $    651,000
          2011                            179,000
                                      -----------
                                     $    830,000
                                      ===========

Justice leases certain equipment under capital leases expiring in various years through 2012. The capital lease obligations at June 30, 2009 and 2008, were $450,000 and $638,000, respectively. These notes were included as part of accounts payable and other liabilities on the consolidated balance sheets

Minimum future lease payments for assets under capital leases as of June 30, 2009 for each of the next five years and in aggregate are:

    Year ending June 30
          2010                                         $ 243,000
          2011                                           243,000
          2012                                            14,000
                                                        --------
            Total minimum lease payments:                500,000
            Less interest on capital leases              (50,000)
                                                        --------
            Present value of minimum lease payments      450,000
                                                        ========

NOTE 13 - HOTEL RENTAL INCOME AND TERMINATION OF GARAGE LEASE

The Partnership had a lease agreement with Evon for the use of the parking garage, which was to expire in November 2010. Effective October 1, 2008, Justice and Evon entered into an installment sale agreement whereby Justice purchased all of Evon's right, title, and interest in the remaining term of the garage lease and other related assets. Justice also agreed to assume Evon's contract with Ace Parking Management, Inc. (Ace) for the management of the garage and note payable to Ace related to the operation of the garage commencing October 1, 2008. The purchase price for the garage lease and related assets was $755,000, payable in one down payment of $28,000 and 26 equal monthly installments of $29,000, which includes interest at the rate of 2.4% per annum. The notes payable to Ace and Evon are included in accounts payable and other liabilities balance of $8,531,000 on the consolidated balance sheets. For the year ended June 30, 2009, the Partnership recorded a loss on termination of the garage lease of $684,000.

Prior to the installment sale agreement, the garage lease had provided for a monthly rental equal to the greater of the sum of $20,000, or an amount equal to 60% of gross parking revenues as defined by the lease. For the three months ended September 30, 2008 and the year ended June 30, 2008, the Partnership recorded rental income from Evon of $402,000 and $1,602,000, respectively.

The Partnership has a lease agreement with Tru Spa, LLC (Tru Spa) for the use of the spa facilities expiring in May 2013. The lease provides the Partnership with minimum monthly payments of $14,000, subject to increases based on the Consumer Price Index. Minimum future rentals to be received under this non-cancelable operating lease as of June 30, 2009 are as follows:


   For the year ending June 30,
       2010                       $      165,000
       2011                              165,000
       2012                              165,000
       2013                              151,000
                                  --------------
                                  $      646,000
                                  ==============


NOTE 14 - HOTEL MANAGEMENT AGREEMENT

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. The agreement is effective for a term of ten years, unless the agreement is extended or earlier terminated as provided in the agreement. Under the management agreement, the Partnership is required to pay the base management fees of 2.5% of gross operating revenues of the Hotel (i.e., room, food and beverage, and other operating departments) for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income of the hotel for the fiscal year exceeds the amount of the Hotel return for the fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were paid during the years ended June 30, 2009 and 2008. In support of the Partnership's efforts to reduce costs in this difficult economic environment, Prism agreed to reduce its management fees by fifty percent from January 1, 2009, through December 31, 2009, after which the original fee arrangement will remain in effect. Management fees paid to Prism during the years ended June 30, 2009 and 2008 were $398,000 and $571,000, respectively.

NOTE 15 - INCOME TAXES

The provision for the Company's income tax benefit(expense) is comprised of the following:


For the years ended June 30,             2009                                    2008
                            ------------------------------------  -------------------------------------
                                         Discontinued                           Discontinued
                            Operations    Operations      Total    Operations   Operations     Total
                            -----------  -----------  ----------  ----------- ------------  ----------
Federal
 Current tax expense        $   (15,000) $         -  $  (15,000) $   (83,000) $         -  $   (83,000)
 Deferred tax benefit          (598,000)    (100,000)   (698,000)   1,586,000   (1,470,000)     116,000
                            -----------  -----------  ----------  ----------- ------------  -----------
                               (613,000)    (100,000)   (713,000)   1,503,000   (1,470,000)      33,000
                            -----------  -----------  ----------  ----------- ------------  -----------
State
 Current tax expense           (159,000)     (17,000)   (176,000)     (25,000)           -      (25,000)
 Deferred tax benefit           (55,000)           -     (55,000)     527,000     (238,000)     289,000
                            -----------  -----------   ---------  ------------ -----------   ----------
                               (214,000)     (17,000)   (231,000)     502,000     (238,000)     264,000
                            -----------  -----------   ---------  -----------  -----------   ----------
                            $  (827,000) $  (117,000  $ (944,000) $ 2,005,000  $(1,708,000) $   297,000
                            ===========  ===========  ==========  =========== ============  ===========


The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:

For the years ended June 30,                       2009        2008
                                                 ---------   ---------
Income tax at federal statutory rates            $(240,000)  $ 866,000
State income taxes, net of federal benefit        (149,000)    216,000
Dividend received deduction                         31,000      26,000
Minority interest benefit                         (469,000)   (273,000)
Other adjustments                                  (90,000)   (207,000)
Valuation allowance                                (27,000)   (331,000)
                                                 ---------    --------
   Total income tax (expense)benefit             $(944,000)  $ 297,000
                                                 =========    ========


The components of the deferred tax asset and liabilities are as follows:

As of June 30,                                      2009         2008
Deferred tax assets                              ----------    ----------
 Net operating loss carryforwards               $ 9,264,000  $  8,435,000
 Other investment impairment reserve              1,062,000       649,000
 Accruals and reserves                              916,000       929,000
 Valuation allowance                             (1,197,000)   (1,171,000)
                                                 ----------    ----------
                                                 10,045,000     8,842,000
Deferred tax liabilities
 Deferred real estate gains                      (8,858,000)   (8,831,000)
 Unrealized gains on marketable securities       (2,421,000)     (363,000)
 Depreciation                                      (209,000)      (47,000)
 Equity earnings                                 (1,109,000)   (1,380,000)
 State taxes                                       (287,000)     (307,000)
                                                 ----------   -----------
                                                (12,884,000)  (10,928,000)
                                                 ----------   -----------
Net deferred tax liability                      $(2,839,000) $ (2,086,000)
                                                 ==========   ===========

As of June 30, 2008, the Company had net operating losses(NOLs) of $22,372,000 and $21,441,000 for federal and state purposes, respectively. Below is the break-down of the NOLs for Intergroup, Santa Fe and Portsmouth. The carryforward expires in varying amounts through the year 2028.

                                    Federal         State
                                  ----------    ----------
Intergroup                       $ 5,415,000   $ 7,898,000
Santa Fe                           4,676,000     1,585,000
Portsmouth                        12,281,000    11,958,000
                                  ----------    ----------
                                 $22,372,000   $21,441,000
                                  ==========    ==========

NOTE 16 - SEGMENT INFORMATION

The Company operates in three reportable segments, the operation of the hotel ("Hotel Operations"), the operation of its multi-family residential properties ("Real Estate Operations") and the investment of its cash in marketable securities and other investments ("Investment Transactions"). These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment's performance. Management also makes operational and strategic decisions based on this information.

Information below represents reported segments for the years ended June 30, 2009 and 2008. Operating income(loss) from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income for investment transactions consist of net investment gain(loss) and dividend and interest income.


As of and
For the year ended           Hotel       Real estate    Investment                                 Discontinued
June 30, 2009              Operations    operations    Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Operating income           $32,821,000   $12,787,000   $         -  $          -   $ 45,608,000   $  2,608,000   $ 48,216,000
Operating expenses         (32,670,000)   (8,459,000)            -    (1,663,000)   (42,792,000)    (2,315,000)   (45,107,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss) from
 operations                    151,000     4,328,000             -    (1,663,000)     2,816,000        293,000      3,109,000

Interest expense            (2,873,000)   (3,381,000)            -             -     (6,254,000)             -     (6,254,000)
Income from investments              -             -     3,851,000             -      3,851,000              -      3,851,000
Income tax expense                   -             -             -      (827,000)      (827,000)      (117,000)      (944,000)
Minority interest                    -             -             -       627,000        627,000              -        627,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(2,722,000)  $   947,000   $ 3,851,000   $(1,863,000) $     213,000  $     176,000  $     389,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $44,791,000   $63,028,000   $20,487,000   $ 6,383,000  $ 134,689,000  $   7,653,000   $142,342,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


As of and
For the year ended           Hotel       Real estate    Investment                                 Discontinued
June 30, 2008(As Restated) Operations    operations    Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Operating income           $37,778,000   $12,833,000   $         - $          -   $ 50,611,000   $  2,823,000   $ 53,434,000
Operating expenses         (36,530,000)   (8,541,000)            -   (1,817,000)   (46,888,000)    (2,572,000)   (49,460,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss) from
Operations                   1,248,000     4,292,000             -   (1,817,000)      3,723,000        251,000      3,974,000

Gain on sale of real estate          -             -             -             -              -      4,074,000      4,074,000
Interest expense            (2,858,000)   (3,497,000)            -             -     (6,355,000)             -     (6,355,000)
Loss from investments                -             -    (4,240,000)             -    (4,240,000)             -     (4,240,000)
Income tax benefit(expense)          -             -             -     2,005,000      2,005,000     (1,708,000)       297,000
Minority interest                    -             -             -     1,213,000      1,213,000              -      1,213,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,610,000)  $   795,000   $(4,240,000)  $ 1,401,000  $  (3,654,000) $   2,617,000   $ (1,037,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $48,122,000   $65,296,000   $13,504,000   $ 7,355,000  $ 134,277,000  $   7,064,000   $141,341,000
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

Pursuant to an exchange offer authorized by the Compensation Committee, a total of 5,812 RSUs were issued to four holders of Non-Employee Director stock options in exchange for a total of 36,000 stock options which were surrendered to the Company on December 7, 2008. The number of RSUs issued was determined by multiplying the number of options that were surrendered by the difference between the exercise price of the options surrendered ($8.00) and the closing price of the Company's common stock on December 5, 2008 of $9.54, with that product divided by the closing price of the common stock on December 5, 2009. No stock option compensation expense was recognized related to the exchange as the fair market value of the options immediately prior to the exchange, approximated the fair value of the RSUs on the day of issuance.
Pursuant to a further exchange offer authorized by the Compensation Committee, a total of 4,775 RSUs were issued to five holders of Non-Employee Director stock options in exchange for a total of 15,000 stock options which were surrendered to the Company on June 30, 2009. The number of RSUs issued was determined by multiplying the number of options that were surrendered by the difference between the exercise price of the options surrendered ($8.17) and the closing price of the Company's common stock on June 30, 2009 of $11.99, with that product divided by the closing price of the common stock on June 30, 2009. The 4,775 RSUs issued pursuant to that exchange offer vest on January 7, 2010.
On December 15, 2008, the Compensation Committee authorized a similar exchange offer to the Company's CEO, John Winfield, respecting 225,000 vested stock options issued to him under the Key Employee Plan. Pursuant to that exchange offer, Mr. Winfield surrendered his 225,000 options to the Company on December 21, 2008 in exchange for 84,628 RSUs. The number of RSUs issued was based on the difference between the exercise price of the options surrendered of $7.917 and the closing price of the Company's common stock on December 19, 2008 of $12.69, using the same formula as the exchange offer to the holders of the Non-Employee Director options. The RSUs issued to Mr. Winfield vest as follows:
September 10, 2009 - 54,628 shares; September 10, 2010 - 15,000 shares; and September 10, 2011 - 15,000 shares. No stock option compensation expense was recognized related to the exchange as the fair market value of the options immediately prior to the exchange, approximated the fair value of the RSUs on the day of issuance.

The table below summarizes the RSUs granted and outstanding.

                                         Number of RSUs
                                         --------------
Granted                                      95,215
                                         --------------
Outstanding at June 30, 2009                 95,215
                                         ==============

In December 2008, a director exercised his 12,000 stock options and acquired 12,000 shares of the Company stock at $8.00 per share. No stock compensation was recognized as compensation expense for these options as they were previously calculated at the grant date under the pro-forma disclosures of SFAS 123.

The following table summarizes the stock options outstanding as of June 30, 2009:

                                      Number of         Weighted-average
                                       Shares            Exercise Price
                                      ----------         ---------------
  Outstanding at June 30, 2007          405,000                   $9.91
Granted                                       -                       -
Exercised                                     -                       -
Forfeited                               (15,000)                  35.11
                                      ----------         ---------------
  Outstanding at June 30, 2008          390,000                    9.13
Granted                                       -                       -
Exercised                               (12,000)                   8.00
Forfeited                                     -                       -
Exchanged                              (276,000)                   7.94
                                      ----------         ---------------
  Outstanding at June 30, 2009           102,000                  $12.47
                                      ==========         ===============

Exercisable at June 30, 2009             99,750                  $12.15
                                      ==========         ===============

The range of exercise prices for the outstanding and exercisable options as of June 30, 2009 are as follows:


                           Number of   Range of        Weighted Average  Weighted Average
                           Options     Exercise Price  Exercise Price    Remaining Life
                           ---------   --------------  ----------------  ----------------
Outstanding options        102,000     $8.17-$18.00      $ 12.47           3.15 years
Exercisable options         99,750     $8.17-$18.00      $ 12.15           3.14 years


NOTE 18 - RELATED PARTY TRANSACTIONS

The contractor that was selected to oversee the garage and the first four floors' renovation (excluding room upgrades) of the Hotel is the contractor who originally constructed the Hotel. He is also a partner in the Partnership and is a director of Evon Corporation, the co-general partner of the Partnership. The contractor is also a board member of Evon Corporation. Payable to the contractor was $0 and $67,000 at June 30, 2009 and 2008, respectively.
Services performed by the contractor were capitalized as fixed assets which totaled $103,000 and $399,000 for the years ended June 30, 2009 and 2008, respectively. Management believes these renovations were competitively priced.

Through September 30, 2008, Evon, was the lessee of the parking garage. Evon paid the Partnership $402,000 and $1,602,000 for the three months ended September 30, 2008 and the year ended June 30, 2008, respectively, under the terms of the lease agreement. Rent receivable from Evon at June 30, 2008 was $15,000. The lease agreement with Evon was terminated effective October 1, 2008. Concurrently, an installment sale agreement was entered between Justice and Evon. Justice had a note payable to Evon totaling $480,000 as of June 30, 2009.

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

During the year ended June 30, 2009 and 2008, Mr. Winfield did not receive any performance based compensation.


NOTE 19 - COMMITMENTS AND CONTINGENCIES

Justice leases equipment from an unrelated third party under operating leases with expiration dates through 2010. The future minimum payments under these operating leases amounted to about $10,000 as of June 30, 2009.

During the years ended June 30, 2009 and 2008, the general partners were paid $285,000 and $285,000, respectively, for the minimum base compensation. At June 30, 2009 and 2008, net payable was $0 and $5,000, respectively, which reflects amounts payable for the Consumer Price Index (CPI) percentage adjustment from prior years that were not previously captured. The amounts of $140,000 and $232,000 for base compensation over the minimum were earned during the years ended June 30, 2009 and 2008, respectively. Pursuant to the terms of the prior compensation agreement, the general partners were also eligible for incentive compensation based upon 5% of net operating income of the Partnership in excess of $7 million. No incentive compensation was paid during the years ended June 30, 2009 and 2008.

The Partnership entered into a Franchise License agreement (the License agreement) with the Hilton Hotels Corporation (Hilton) on December 10, 2004. The term of the License agreement is for a period of 15 years commencing on the opening date, with an option to extend the license agreement for another five years, subject to certain conditions.

Beginning on the opening date in January 2006, the Partnership pays monthly royalty fees for the first two years of three percent (3%) of the Hotel's gross room revenue for the preceding calendar month; the third year will be four percent (4%) of the Hotel's gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel's gross room revenue. The Partnership also pays a monthly program fee of four percent (4%) of the

Hotel's gross revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. Franchise fees for the years ended June 30, 2009 and 2008 were $2,128,000 and $2,182,000, respectively.

The Partnership also pays Hilton a monthly information technology recapture charge of 0.75% of the Hotel's gross revenues. In this difficult economic environment, Hilton agreed to reduce its information technology fees to .50% for the 2009 calendar year. For the years ended June 30, 2009 and 2008, those charges were $166,000 and $221,000, respectively.

The Company is involved from time to time in various claims in the ordinary course of business. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

Administrative Fees-General Partners

During the years ended June 30, 2009 and 2008, the general partners were paid $285,000 and $285,000, respectively, for the minimum base compensation. At June 30, 2009 and 2008, net payable was $0 and $5,000, respectively, which reflects amounts payable for the Consumer Price Index (CPI) percentage adjustment from prior years that were not previously captured. The amounts of $140,000 and $232,000 for base compensation over the minimum were earned during the years ended June 30, 2009 and 2008, respectively. Pursuant to the terms of the prior compensation agreement, the general partners were also eligible for incentive compensation based upon 5% of net operating income of the Partnership in excess of $7 million. No incentive compensation was paid during the years ended June 30, 2009 and 2008.

Franchise Agreements

The Partnership entered into a Franchise License agreement (the License agreement) with the Hilton Hotels Corporation (Hilton) on December 10, 2004. The term of the License agreement is for a period of 15 years commencing on the opening date, with an option to extend the license agreement for another five years, subject to certain conditions.

Beginning on the opening date in January 2006, the Partnership pays monthly royalty fees for the first two years of three percent (3%) of the Hotel's gross room revenue for the preceding calendar month; the third year will be four percent (4%) of the Hotel's gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel's gross room revenue. The Partnership also pays a monthly program fee of four percent (4%) of the Hotel's gross revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year. Franchise fees for the years ended June 30, 2009 and 2008 were $2,128,000 and $2,182,000, respectively.

The Partnership also pays Hilton a monthly information technology recapture charge of 0.75% of the Hotel's gross revenues. In this difficult economic environment, Hilton agreed to reduce its information technology fees to .50% for the 2009 calendar year. For the years ended June 30, 2009 and 2008, those charges were $166,000 and $221,000, respectively.

Legal Matters

The Company is involved from time to time in various claims in the ordinary course of business. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.


NOTE 20 - EMPLOYEE BENEFIT PLAN

Justice has a 401(k) Profit Sharing Plan (the Plan) for employees who have completed six (6) months of service. Justice provides a matching contribution to the Plan based upon a certain percentage on the employees' elective deferrals. Justice may also make discretionary contributions to the Plan each year. Contributions made to the Plan amounted to $73,000 and $37,000 during the years ended June 30, 2009 and 2008, respectively.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


Item 9A(T). Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

 We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company's management, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. In connection with the restatements, and for the reasons described in Note 3 to our Consolidated Financial Statements, management concluded that our disclosure controls and procedures were not effective as of June 30, 2009. In light of this conclusion, the Company performed additional analyses and other review procedures to ensure the Company's Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly represent in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.


MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, for the Company. In establishing adequate internal control over financial reporting, management has developed and maintained a system of internal control, policies and procedures designed to provide reasonable assurance that information contained in the accompanying consolidated financial statements and other information presented in this annual report is reliable, does not contain any untrue statement of a material fact or omit to state a material fact, and fairly presents in all material respects the financial condition, results of operations, shareholders' equity and cash flows of the Company as of and for the periods presented in this annual report.

Management conducted an evaluation of the effectiveness of Company's internal control over financial reporting using the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management believes that the Company's internal control over financial reporting was not effective as of June 30, 2009, due to the errors resulting in the restatements and for the reasons discussed in Note 3 to the Consolidated financial Statements. While management did not conclude that there was a material weakness in the design or operation of internal control over financial reporting which is reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information, they did conclude that there was a significant deficiency in the Company's application of accounting guidance that resulted in the restatements.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 9B. Other Information.

None to report.

                          PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2009:

                         Position with
    Name                  the Company         Age       Term to Expire
------------------     ------------------     ---      -----------------
Class A Directors:

John V. Winfield      Chairman of the Board;   62    Fiscal 2009 Annual Meeting
(1)(4)(6)(7)          President and Chief
                      Executive Officer

Josef A. Grunwald     Director and Vice        61    Fiscal 2009 Annual Meeting
(2)(3)(7)             Chairman of the Board

Class B Directors:

Gary N. Jacobs
(1)(2)(5)(6)(7)       Secretary; Director      64    Fiscal 2010 Annual Meeting

William J. Nance (1)
(2)(3)(4)(6)(7)       Director                 64    Fiscal 2010 Annual Meeting

Class C Director:

John C. Love          Director                 69    Fiscal 2011 Annual Meeting
(3)(4)(5)

Other Executive Officers:

David C. Gonzalez     Vice President           42      N/A
                      Real Estate

Michael G. Zybala     Asst. Secretary          57      N/A
                      and Counsel

David T. Nguyen       Treasurer and            36      N/A
                      Controller
------------------

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

Gary N. Jacobs -- Mr. Jacobs was appointed to the Board and as Secretary of the Company in 1998. Mr. Jacobs is a Director and General Counsel of MGM MIRAGE (NYSE: MGM), having held those positions since 2000. Mr. Jacobs has also served as Secretary of MGM MIRAGE since 2002 to present and as Executive Vice President from 2000 to August 2009, when he became President Corporate Strategy.

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

Michael G. Zybala -- Mr. Zybala is an attorney at law and has served as Assistant Secretary and legal counsel of the Company since January 1999. Mr. Zybala is also the Vice President and Secretary of Santa Fe and Portsmouth and has served as their General Counsel since 1995. Mr. Zybala has provided legal services to Santa Fe and Portsmouth since 1978.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2009 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is posted on the Company's website at www.intergroupcorporation.com. The Company will provide to any person without charge, upon request, a copy of its Code of Ethics by sending such request to: The InterGroup Corporation, Attn:
Treasurer, 820 Moraga Drive, Los Angeles 90049. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K.

BOARD AND COMMITTEE INFORMATION

InterGroup's common stock is listed on the NASDAQ Capital Market tier of the NASDAQ Stock Market, LLC ("NASDAQ"). InterGroup is a Smaller Reporting Company under the rules and regulations of the Securities and Exchange Commission ("SEC"). With the exception of the Company's President and CEO, John V. Winfield, all of InterGroup's Board of Directors consists of "independent" directors as independence is defined by the applicable rules of the SEC and NASDAQ.

Nominating Committee

The Company's Nominating Committee is comprised of two "independent" directors as independence is defined by the applicable rules of the SEC and NASDAQ. Directors Love and Grunwald serve as the current members of the Nominating Committee. The Company has not established a charter for the Nominating Committee and the Committee has no policy with regard to consideration of any director candidates recommended by security holders. As a smaller reporting company whose directors own in excess of fifty percent of the voting shares of the Company, InterGroup has not deemed it appropriate to institute such a policy. There have not been any material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Audit Committee and Audit Committee Financial Expert

The Company is a Smaller Reporting Company under SEC rules and regulations. The Company's Audit Committee is currently comprised of three members:
Directors Nance (Chairperson), Grunwald and Love, each of who meet the independence requirements of the SEC and NASDAQ as modified or supplemented from time to time. The Company's Board of Directors has determined that Directors Nance and Love also meet the Audit Committee Financial Expert requirement as defined by the SEC and NASDAQ.

Item 11.  Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company's principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiaries for each of the Company's last two completed fiscal years ended
June 30, 2009 and June 30, 2008.   There are currently no employment contracts
with the executive officers. No long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.


                         SUMMARY COMPENSATION TABLE

Name and Principal        Fiscal                        Stock     All Other
Position                   Year     Salary      Bonus   Awards   Compensation       Total
-----------------------    ----   ----------    -----   ------   ------------     ----------
John V. Winfield           2009   $522,000(1)   $   -   $  0(2)    $166,000(2)    $ 688,000
Chairman, President and    2008   $522,000(1)   $   -   $  -       $166,000(3)    $ 688,000
Chief Executive Officer

David C. Gonzalez          2009   $180,000      $   -   $  -       $      -       $ 180,000
Vice President             2008   $180,000      $   -   $  -       $      -       $ 180,000
Real Estate

David T. Nguyen            2009   $180,000(4)   $   -   $  -       $      -       $ 180,000
Treasurer and              2008   $180,000(4)   $   -   $  -       $      -       $ 180,000
Controller

Michael G. Zybala          2009   $138,000(5)   $   -   $  -       $      -       $ 138,000
Asst. Secretary            2008   $138,000(5)   $   -   $  -       $      -       $ 138,000
and Counsel
-----------------------

(1) Mr. Winfield also serves as President and Chairman of the Board of the Company's subsidiary, Santa Fe, and Santa Fe's subsidiary, Portsmouth. Mr. Winfield received a salary from Santa Fe and Portsmouth in the aggregate amount of $255,000 from those entities for each of fiscal years 2009 and 2008, as well as director's fees totaling $12,000 for each year. Those amounts are included in this item.

(2) On December 21, 2008, Mr. Winfield surrendered to the Company 225,000 fully vested stock options in exchange for 84,628 Restricted Stock Units ("RSUs") pursuant to an exchange offer made by the Compensation Committee as authorized by The InterGroup Corporation 2008 Restricted Stock Unit Plan (the "RSU Plan"). Each RSU represents a promise to deliver, in the future, one share of Common Stock, subject to certain vesting requirements and other restrictions. The number of RSUs to be issued under the exchange offer was determined by multiplying the number of options that were surrendered by the difference between the exercise price of the options surrendered ($7.917) and the closing price of the Company's common stock on December 19, 2008 of $12.69, with that product divided by the closing price of the common stock on December 19, 2008. Since the value of the RSUs issued equaled the value of the options surrendered, no dollar compensation amount was recognized by the Company for financial reporting purposes with respect to the 2009 fiscal year in accordance with FAS 123R. The RSUs will be taxable as ordinary income to Mr. Winfield upon vesting and delivery of the shares of Common Stock. The issuance of the RSUs was subject to shareholder ratification and approval of the RSU Plan, which was obtained at the Company's annual meeting of shareholders held on February 18, 2008. Mr. Winfield's RSUs vest and the shares of Common Stock are issuable as follow: September 10, 2009 - 54,628 shares; September 10, 2010 - 15,000; and September 10, 2011 - 15,000 shares.

(3) Amounts include an auto allowance and compensation for a portion of the salary of an assistant. The auto allowance was $29,000 during each of the fiscal years 2009 and 2008. The amount of compensation related to the assistant was approximately $52,000 during each of the fiscal years 2009 and 2008. During fiscal 2009 and 2008, the Company and its subsidiaries also paid annual premiums in the total amount of $85,000 for split dollar whole life insurance policies owned by, and the beneficiary of which are, a trust for the benefit of Mr. Winfield's family. Of the $85,000 in premiums paid each year, Santa Fe and Portsmouth paid $43,000 of that amount. The Company has a secured right to receive, from any proceeds of the policies, reimbursement of all premiums paid prior to any payment to the beneficiary.

(4) Mr. Nguyen's salary is allocated approximately 50% to the Company and 50% to Santa Fe and Portsmouth.

(5) For fiscal 2009 and 2008, these amounts includes $94,800 in salary and Special Hotel Committee fees allocated to and paid by Portsmouth and $16,200 in salary allocated to Santa Fe.


Compensation Committee and Executive Compensation

The Company's Administrative and Compensation Committee (the "Compensation Committee") is comprised of three "independent" members of the Board of Directors as independence is defined by the applicable rules of the SEC and NASDAQ. Mr. Nance serves as Chairman of the Compensation Committee. The Company has not established a charter for the Compensation Committee. The Compensation Committee reviews and recommends to the Board of Directors the compensation for the Company's Chief Executive Officer and other executive officers, including equity or performance based compensation and plans. The Compensation Committee seeks to design and set compensation to attract and retain highly qualified executive officers and to align their interests with those of long-term owners of the Company. The Compensation Committee may also make recommendations to the Board of Directors as to the amount and form of director compensation. The Compensation Committee has not engaged any compensation consultants in determining the amount or form of executive of director compensation, but does review and monitor published compensation surveys and studies. The Compensation Committee may delegate to the Company's Chief Executive Officer the authority determine the compensation of certain executive officers. The Compensation Committee also oversees the Company's 2007 Plan and RSU Plan.

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

Pursuant to the criteria established the Board of Directors, Mr. Winfield is entitled to performance compensation for his management of the securities portfolios of the Company and its subsidiaries equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published by the Wall Street Journal) plus 2%. Compensation amounts are earned, calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the companies have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be modified or terminated at the discretion of the respective Boards of Directors. No performance based compensation was earned or paid for fiscal years ended June 30, 2009 or 2008.

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


Outstanding Equity Awards at Fiscal Year End.

The following table sets forth information concerning option awards and stock awards for each named executive officer that were outstanding as of the end of the Company's last competed fiscal year ended June 30, 2009. There were no other equity incentive plan awards that were outstanding.


       Outstanding Equity Awards as of Fiscal Year Ended June 30, 2009

                                    OPTION AWARDS                             STOCK AWARDS
                   --------------------------------------------------    ------------------------

                   Number of      Number of                               Number of  Market value
                   securities    securities                               shares or  of shares or
                   underlying    underlying                                units of    units of
                   unexercised   unexercised     Option      Option       stock that  stock that
                   options(#)     options(#)     exercise   expiration     have not    have not
  Name             exercisable   unexercisable   price($)      date         vested     vested(3)
--------           -----------   -------------   --------   ----------    ----------   ----------
John V. Winfield          -             -                                 84,628(2)   $1,014,690

David C. Gonzalez    12,750        2,250(1)      $13.17     01/30/2011         -               -
-----------------

(1) Mr. Gonzalez's options vest at a rate of 2,250 shares per year on each January 31st.

(2) On December 21, 2008, Mr. Winfield surrendered to the Company 225,000 fully vested stock options in exchange for 84,628 Restricted Stock Units ("RSUs")pursuant to an exchange offer made by the Compensation Committee

    As authorized by the Company's RSU Plan. The issuance of the RSUs was subject to shareholder ratification and approval of the RSU Plan, which was obtained at the Company's annual meeting of shareholders held on February 18, 2008. The RSUs vest and the shares of Common Stock are issuable as follow: September 10, 2009 - 54,826,000 shares; September 10, 2010 - 15,000 shares; and September 10, 2011 - 15,000 shares.

(3) Market value was calculated based on the closing price of the Company's Common Stock on June 30, 2009 of $11.99 per share as reported on the NASDAQ Capital Market.


EQUITY COMPENSATION PLANS

The Company currently has two equity compensation plans, each of which has been approved by the Company's stockholders. The Company's 1998 Stock Option Plan for Selected Key Officers, Employees and Consultants (the "Key Employee Plan") expired on December 8, 2008 and no options under the Key Employee Plan were granted in fiscal 2009. The Key Employee Plan was replaced by The InterGroup Corporation 2008 Restricted Stock Unit Plan (the "RSU Plan"), described below. The Company's 1998 Stock Option Plan for Non-Employee Directors (the "Non-Employee Director Plan") was terminated upon shareholder approval, and Board adoption, of The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (the "2007 Plan"), described below, since all options authorized to be issued under the Non-Employee Director Plan were exhausted in fiscal 2006. Any outstanding options issued under the Key Employee Plan or the Non-Employee Director Plan remain effective in accordance with their terms.

The purpose of the Company's equity compensation plans is to provide a means whereby officers, directors and key employees of the Company develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its shareholders. A further purpose of this Plan is to provide a means through which the Company may attract able individuals to become employees or serve as directors of the Company and to provide a means for such individuals to acquire and maintain stock ownership in the Company, thereby strengthening their concern for the welfare of the Company.


The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee
Directors

The 2007 Plan was approved by the shareholders of the Company on February 21, 2007, and was thereafter adopted by the Board of Directors. The 2007 Plan will terminate upon the earlier of the date all shares reserved for issuance have been awarded or February 21, 2017, if not sooner terminated by the Board upon recommendation by the Compensation Committee. The stock to be available for issuance under the 2007 Plan shall be unrestricted shares of the Company's Common Stock, par value $.01 per share, which may be unissued shares or treasury shares. Subject to certain adjustments upon changes in capitalization, a maximum of 60,000 shares of the Common Stock will be available for issuance to participants under the 2007 Plan.

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

The stock awards granted under the 2007 Plan are shares of unrestricted Common Stock and are fully vested on the date of grant. The right of the non-employee director to receive his or her annual grant of Common is personal to the director and is not transferable. Once received, shares of Common Stock awarded to the non-employee director are freely transferable subject to any requirements of Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On June 28, 2007, Company filed a registration statement on Form S-8 to register the shares subject to the 2007 Plan and the Company's two prior stock option plans.

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

For the fiscal year ended June 30, 2009, the four non-employee directors of the Company, Josef A. Grunwald, Gary N. Jacobs, John C. Love and William J. Nance, each received a grant of 1,140 shares of Common Stock pursuant to the 2007 Plan.


The Intergroup Corporation 2008 Restricted Stock Unit Plan

On December 3, 2008, the Board of Directors adopted, subject to shareholder approval, a new equity compensation plan for its officers, directors and key employees entitled, The InterGroup Corporation 2008 Restricted Stock Unit Plan (the "RSU Plan"). The RSU Plan was approved and ratified by the shareholders on February 18, 2009.

The RSU Plan authorizes the Company to issue restricted stock units ("RSUs") as equity compensation to officers, directors and key employees of the Company on such terms and conditions established by the Compensation Committee of the Company. RSUs are not actual shares of the Company's common stock, but rather promises to deliver common stock in the future, subject to certain vesting requirements and other restrictions as may be determined by the Committee. Holders of RSUs have no voting rights with respect to the underlying shares of common stock and holders are not entitled to receive any dividends until the RSUs vest and the shares are delivered. No awards of RSUs shall vest until at least six months after shareholder approval of the Plan. Subject to certain adjustments upon changes in capitalization, a maximum of 200,000 shares of the common stock are available for issuance to participants under the RSU Plan.
The RSU Plan will terminate ten (10) years from December 3, 2008, unless terminated sooner by the Board of Directors. After the RSU Plan is terminated, no awards may be granted but awards previously granted shall remain outstanding in accordance with the Plan and their applicable terms and conditions.

The shares to be delivered pursuant to the award of RSUs have not been registered under the Securities Act of 1933, as amended (the "1933 Act"). Following approval of the RSU Plan by the stockholders, the Company may, but shall not be obligated to, register the shares subject to the RSU Plan by filing a registration statement on Form S-8 under the 1933 Act or any other applicable law. Shares of stock issued pursuant to the Plan may bear an appropriate restrictive legend as determined by the Committee.

Under the RSU Plan, the Compensation Committee also has the power and authority to establish and implement an exchange program that would permit the Company to offer holders of awards issued under prior shareholder approved compensation plans to exchange certain options for new RSUs on terms and conditions to be set by the Committee. The exchange program is designed to increase the retention and motivational value of awards granted under prior plans. In addition, by exchanging options for RSUs, the Company will reduce the number of shares of common stock subject to equity awards, thereby reducing potential dilution to stockholders in the event of significant increases in the value of its common stock.

Pursuant to an exchange offer authorized by the Compensation Committee, a total of 5,812 RSUs were issued to four holders of Non-Employee Director stock options in exchange for a total of 36,000 stock options which were surrendered to the Company on December 7, 2008. The number of RSUs issued was determined by multiplying the number of options that were surrendered by the difference between the exercise price of the options surrendered ($8.00) and the closing price of the Company's common stock on December 5, 2008 of $9.54, with that product divided by the closing price of the common stock on December 5, 2008. The 5,812 RSUs issued pursuant to that exchange offer vest on August 19, 2009. On December 15, 2008, the Compensation Committee authorized a similar exchange offer to the Company's CEO, John Winfield, respecting 225,000 vested stock options issued to him under the Key Employee Plan. Pursuant to that exchange offer, Mr. Winfield surrendered his 225,000 options to the Company on December 21, 2008 in exchange for 84,628 RSUs. The number of RSUs issued was based on the difference between the exercise price of the options surrendered of $7.917 and the closing price of the Company's common stock on December 19, 2008 of $12.69, using the same formula as the exchange offer to the holders of the Non-Employee Director options. The RSUs issued to Mr. Winfield vest as follows:
September 10, 2009 - 54,628 shares; September 10, 2010 - 15,000 shares; and September 10, 2011 - 15,000 shares. No stock option compensation expense was recognized related to the exchange as the fair market value of the options immediately prior to the exchange, approximated the fair value of the RSUs on the day of issuance.
Pursuant to a further exchange offer authorized by the Compensation Committee, a total of 4,775 RSUs were issued to five holders of Non-Employee Director stock options in exchange for a total of 15,000 stock options which were surrendered to the Company on June 30, 2009. The number of RSUs issued was determined by multiplying the number of options that were surrendered by the difference between the exercise price of the options surrendered ($8.17) and the closing price of the Company's common stock on June 30, 2009 of $11.99, with that product divided by the closing price of the common stock on June 30, 2009. The 4,775 RSUs issued pursuant to that exchange offer vest on January 7, 2010.

                          DIRECTOR COMPENSATION
                      Fiscal Year Ended June 30, 2009

                        Fees
                       Earned
                       or Paid        Stock        All Other
     Name             in Cash(1)     Awards(2)    Compensation      Total
-----------------     ---------     ----------    ------------     -------

Josef A. Grunwald     $22,000(3)    $36,480(7)              -      $58,480

Gary N. Jacobs        $16,000       $18,000(8)              -      $34,000

John C. Love          $66,000(4)    $18,000(9)              -      $84,000

William J. Nance      $68,000(5)    $18,000(10)             -      $86,000

John V. Winfield(6)
--------------

(1) Amounts shown include board retainer fees, committee fees and meeting fees.

(2) Amounts shown reflect value of 1,140 shares of Common Stock awarded on July 1, 2008 pursuant to the 2007 Stock Compensation Plan for Non-Employee Directors based on closing price of the Company's Common Stock of $15.78 on June 30, 2008.

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

(7) Dollar amount includes compensation realized on the exercise of 12,000 stock options. Does not include 955 RSUs issued in exchange for the surrender of 3,000 stock options to the Company on June 30, 2009, as no compensation expense related to the exchange was recognized for financial statement reporting purposes in accordance with FAS 123R as the fair market value of the options immediately prior to the exchange, approximated the fair value of the RSUs on the day of issuance. The 955 RSUs vest on January 7, 2010. As of June 30, 2009, Mr. Grunwald also had an aggregate of 17,400 stock options outstanding.

 (8) Dollar amount does not include 969 RSUs issued in exchange for the surrender of 6,000 stock options on December 7, 2008 and 955 RSUs issued in exchange for the surrender of 3,000 stock options to the Company on June 30, 2009, as no compensation expense related to the exchanges was recognized for financial statement reporting purposes in accordance with FAS 123R as the fair market value of the options immediately prior to the exchanges, approximated the fair value of the RSUs on the day of issuance. The 969 RSUs vest on August 19, 2009 and the 955 RSUs vest on January 7, 2010. As of June 30, 2009, Mr. Jacobs also had an aggregate of 17,400 stock options outstanding.

(9) Dollar amount does not include 969 RSUs issued in exchange for the surrender of 6,000 stock options on December 7, 2008 and 955 RSUs issued in exchange for the surrender of 3,000 stock options to the Company on June 30, 2009, as no compensation expense related to the exchanges was recognized for financial statement reporting purposes in accordance with FAS 123R as the fair market value of the options immediately prior to the exchanges, approximated the fair value of the RSUs on the day of issuance. The 969 RSUs vest on August 19, 2009 and the 955 RSUs vest on January 7, 2010. As of June 30, 2009, Mr. Love also had an aggregate of 17,400 stock options outstanding.

(10)Dollar amount does not include 1,937 RSUs issued in exchange for the surrender of 12,000 stock options on December 7, 2008 and 955 RSUs issued in exchange for the surrender of 3,000 stock options to the Company on June 30, 2009, as no compensation expense related to the exchanges was recognized for financial statement reporting purposes in accordance with FAS 123R as the fair market value of the options immediately prior to the exchanges, approximated the fair value of the RSUs on the day of issuance. The 1,937 RSUs vest on August 19, 2009 and the 955 RSUs vest on January 7, 2010. As of June 30, 2009, Mr. Nance also had an aggregate of 17,400 stock options outstanding.


Compensation of Directors

Each non-employee director receives an annual cash retainer in the amount of $16,000, to be paid in equal quarterly payments. With the exception of members of the Audit Committee, non-employee directors will not receive any additional fees for attending Board or Committee meetings, but will be entitled to reimbursement of their reasonable expenses to attend such meetings. Members of the Audit Committee are paid a fee of $1,000 per quarter, with the Chair of that Committee to receive $1,500 per quarter. As an executive officer, the Company's Chairman has elected to forego his annual board fees.

Non-employee directors are also eligible for grants of equity compensation under the Company's 2007 Plan and RSU Plan. Pursuant to the 2007 Plan, each non-employee director is entitled to an annual grant of a number of shares of Common Stock of the Company equal in value to $18,000 based on the fair market value of the Common Stock on the date of grant. Non-employee directors may also be eligible to participate in exchange offers as may be authorized by the Compensation Committee under the RSU Plan to exchange previously issued stock options for RSUs.


Change in Control or Other Arrangements

Except for the foregoing, there are no other arrangements for compensation of Directors and there are no employment contracts between the Company and its Directors or any change in control arrangements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 10, 2009, certain information with respect to the beneficial ownership of Common Stock of the Company by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.


Name and Address of           Amount and Nature
Beneficial Owner (1)         of Beneficial Owner(2)     Percentage(3)
--------------------        ----------------------     -------------

John V. Winfield                1,443,581                   60.3%

Josef A. Grunwald                 128,084(3)                 5.3%

William J. Nance                   57,962(3)                 2.4%

Gary N. Jacobs                     25,972(3)(4)              1.1%

John C. Love                       22,597(3)                 0.9%

David C. Gonzalez                  28,500(5)                 1.2%

Michael G. Zybala                       0                      *

David T. Nguyen                         0                      *

All Directors and
Executive Officers as a
Group (8 persons)               1,706,696                   68.9%
------------------
*  Ownership does not exceed 1%.

(1) Unless otherwise indicated, the address for the persons listed is 820 Moraga Drive, Los Angeles, CA 90049.

(2) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(3) Percentages are calculated on the basis of 2,394,109 shares of Common Stock outstanding at September 10, 2009, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. The following options are included in director's shares: Josef A. Grunwald-17,400; William J. Nance-17,400; Gary N. Jacobs-17,400; and John C. Love-17,400.

(4) Other than his options, all shares of Mr. Jacobs are held by the Gary and Robin Jacobs Family Trust.

(5) Includes 12,750 shares of which Mr. Gonzalez has the right to acquire pursuant to options.

Changes in Control Arrangements

There are no arrangements that may result in a change in control of the Company.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2009, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:


Plan category       Securities to     Weighted average   Remaining available
                      be issued       exercise price     for future issuance
                    upon exercise     of outstanding        under equity
                    of outstanding       options         compensation plans
                       options,        warrants and         (excluding
                     warrants and         rights             securities
                       rights                               reflected in
                                                             column (a))
                         (a)                (b)                 (c)
-------------------  ------------      -------------     -------------------

Equity compensation
plans approved by
security holders      197,215(1)           $11.86             153,877(2)

----------------------------------------------------------------------------

Equity compensation
plans not approved
by security holders      None               N/A                 None

----------------------------------------------------------------------------
     Total            197,215(1)           $11.86             153,877(2)
----------------------------------------------------------------------------

(1) There were 102,000 stock options outstanding as of June 30, 2009. Also included are 95,215 Restricted Stock Units issued pursuant to the 2008 RSU Plan that were not vested as of June 30, 2009.

(2) Reflects the weighted average exercise price of all outstanding options.

(3) As of June 30, 2009, the Company had 49,092 shares of Common Stock available for future issuance pursuant to the 2007 Stock Compensation Plan for Non-Employee Directors. Pursuant to the 2007 Plan, each non-employee director will receive, on July 1 of each year, an annual grant of a number of shares of Common Stock of the Company equal in value to $18,000 based on the fair market value of the Common Stock on the date of grant. The Company also had 104,785 RSUs available for future issuance under the 2008 RSU Plan. There were no stock options available for future issuance as both of the Company's stock option plans expired in fiscal 2009.

Item 13.  Certain Relationships and Related Transactions, and
          Director Independence

On December 4, 1998, the Administrative and Compensation Committee authorized the Company to obtain whole life and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal 2009 and 2008, the Company paid annual premiums in the amount of approximately $85,000 for the split dollar insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

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

The Company, its subsidiary Santa Fe and Santa Fe's subsidiary, Portsmouth, have established performance based compensation programs for Mr. Winfield's management of the securities portfolios of those companies. The performance based compensation program was approved by the disinterested members of the respective Boards of Directors of the Company and its subsidiaries. No performance bonus compensation was paid to Mr. Winfield for the fiscal years ended June 30, 2009 and 2008.

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

Director Independence

InterGroup's common stock is listed on the NASDAQ Capital Market tier of the NASDAQ Stock Market LLC ("NASDAQ"). InterGroup is a Smaller Reporting Company under the rules and regulations of the SEC. The Board of Directors of InterGroup currently consists of five members. With the exception of the Company's President and CEO, John V. Winfield, all of InterGroup's Board of

Directors consists of "independent" directors as independence is defined by the applicable rules of the SEC and NASDAQ. There are no members of the Company's compensation, nominating or audit committees that do not meet those independence standards.


Item 14.  Principal Accounting Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2009 and 2008 for professional services rendered by Burr, Pilger & Mayer, LLP, the independent registered public accounting firm for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q reports or services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

                                              Fiscal Year
                                       -------------------------
                                         2009             2008
                                       --------         --------
               Audit Fees              $286,000         $277,000
               Audit Related Fees             -                -
               Tax Fees                       -                -
               All Other Fees                 -                -
                                       --------         --------
                   TOTAL:              $286,000         $277,000
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

                              PART IV

Item 15.  Exhibits, Financial Statement Schedules.

  (a)(1) Financial Statements

   The following financial statements of the Company are included in Part II,
   Item 8 of this report at pages 34 through 73:

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets - June 30, 2009 and 2008 (Restated)

         Consolidated Statements of Operations for Years Ended
          June 30, 2009 and 2008 (Restated)

         Consolidated Statements of Shareholders' Equity for
          Years Ended June 30, 2009 and 2008 (Restated)

         Consolidated Statements of Cash Flows for Years Ended June 30,
          2009 and 2008 (Restated)

         Notes to the Consolidated Financial Statements (Restated)


  (a)(2) Financial Statement Schedules

         All other schedules for which provision is made in Regulation S-X have been omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.


  (a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit No.                           Description
-----------   -----------------------------------------------------------

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

10.    Material Contracts

10.1   1998 Stock Option Plan for Non-Employee Directors approved by the
       Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated herein by reference to the Company's Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.2 1998 Stock Option Plan for Selected Key Officers, Employees and Consultants approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 **

10.3 The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (incorporated by reference to the Company's Proxy Statement on Schedule 14A filed with the Commission on January 26,
       2007).

10.4 2008 Amendment to the Justice Investors Limited Partnership Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q Report for the quarterly period ended December 31, 2008 filed with the Commission on February 12, 2009).

10.5 General Partner Compensation Agreement, dated December 1, 2008, (incorporated by reference to Exhibit 10.2 to Company's Form 10-Q Report for the quarterly period ended December 31, 2008, filed with the Commission on February 12, 2009).

10.6 The InterGroup Corporation 2008 Restricted Stock Unit Plan, adopted by the Board of Directors on December 3, 2008, and ratified by the shareholders on February 18, 2009 (incorporated by reference to the Company's Proxy Statement on Schedule 14A, filed with the Commission on January 21, 2009).

10.7 Restricted Stock Unit Agreement, dated February 18, 2009, between The InterGroup Corporation and John V. Winfield (filed herewith).

14.    Code of Ethics (filed herewith)

21.    Subsidiaries (filed herewith)

23.1 Consent of Independent Registered Public Accounting Firm - Burr Pilger & Mayer LLP (filed herewith)

31.1 Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (filed herewith).

31.2 Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (filed herewith)

32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. (filed herewith).

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

Date: October 13, 2009           by /s/ John V. Winfield
      ------------------            ---------------------------------------
                                    John V. Winfield, Chairman of the Board,
                                    President and Chief Executive Officer


Date: October 13, 2009           by /s/ David T. Nguyen
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


Date: October 13, 2009           /s/ John V. Winfield
      ------------------            ---------------------------------------
                                    John V. Winfield, Chairman of the Board,
                                    President and Chief Executive Officer


Date: October 13, 2009           /s/ Josef A. Grunwald
      ------------------            ----------------------------------------
                                    Josef A. Grunwald, Vice Chairman of Board


Date: October 13, 2009           /s/ Gary N. Jacobs
      ------------------            ---------------------------------------
                                    Gary N. Jacobs, Director


Date: October 13, 2009           /s/ John C. Love
      ------------------            ---------------------------------------
                                    John C. Love, Director


Date: October 13, 2009           /s/ William J. Nance
      ------------------            ---------------------------------------
                                    William J. Nance, Director