Form 10-K/A
period 2009-06-30
INTERGROUP CORP
filed 2009-10-14
CIK 69422

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------
                               FORM 10-K/A
                            (Amendment No. 1)

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

                  DOCUMENTS INCORPORATED BY REFERENCE: None

-------------------------------------------------------------------------------

                   EXPLANATORY NOTE ON AMENDMENT

This Amendment No. 1 on Form 10-K/A (the "Amendment") is filed by The InterGroup Corporation (the "Company") to amend the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Commission on October 13, 2009 (the "Original Report"). The purposes of this Amendment is to file updated certifications of the Company's Chief Executive Officer and Principal Financial Officer, as well as an updated consent of the Company's Independent Registered Public Accounting Firm, to correct an administrative error that resulted in an improper date on the certifications and consent.

All items of the Original Report are amended and updated, if applicable, by this Amendment and the certifications are updated as of October 14, 2009. The Amendment does not present any changes in the financial or other information presented in the Original Report on Form 10-K other than the following Exhibits set forth in Part IV Item 15, which are filed herewith:

23.1 Consent of Independent Registered Public Accounting Firm - Burr Pilger & Mayer LLP

31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2 Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1   Certification of Chief Executive Officer Pursuant to 18
       U.S.C. Section 1350

32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

                      EXPLANATORY NOTE ON RESATEMENTS

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

                                SIGNATURES
                                ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: October 14, 2009           by /s/ David T. Nguyen
      ------------------            ---------------------------------------
                                    David T. Nguyen, Treasurer and Controller
                                    Controller (Principal Accounting Officer)