Form 10-Q
period 2009-09-30
INTERGROUP CORP
filed 2009-11-16
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-Q

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

                                   INDEX
                          THE INTERGROUP CORPORATION


PART  I.  FINANCIAL INFORMATION                                       PAGE

  Item 1.  Condensed Consolidated Financial Statements:

  Condensed Consolidated Balance Sheets(Unaudited)
   As of September 30, 2009 and June 30, 2009                           3

  Condensed Consolidated Statements of Operations(Unaudited)
   For the Three Months ended September 30, 2009 and 2008               4


  Condensed Consolidated Statements of Cash Flows(Unaudited)
   For the Three months ended September 30, 2009 and 2008               5

  Notes to Condensed Consolidated Financial Statements (Unaudited)      6

  Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            18

  Item 4T. Controls and Procedures                                     26


PART II. OTHER INFORMATION

Item 6. Exhibits                                                       26


SIGNATURES                                                             27

                              PART I
                       FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


                                THE INTERGROUP CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED)
                                                               September 30, 2009     June 30, 2009
                                                               ------------------     -------------
                                      ASSETS
  Investment in hotel, net                                         $ 43,946,000       $ 44,791,000
  Investment in real estate, net                                     60,533,000         61,002,000
  Properties held for sale                                            9,689,000          9,679,000
  Investment in marketable securities                                15,755,000         13,920,000
  Other investments, net                                              7,217,000          6,567,000
  Cash and cash equivalents                                             879,000          1,024,000
  Restricted cash                                                     1,641,000          1,598,000
  Other assets, net                                                   4,261,000          3,761,000
                                                                    -----------        -----------
    Total assets                                                   $143,921,000       $142,342,000
                                                                    ===========        ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)

Liabilities
  Accounts payable and other liabilities                           $ 11,522,000       $ 11,219,000
  Due to securities broker                                            5,178,000          4,840,000
  Obligations for securities sold                                     5,561,000          2,105,000
  Line of credit                                                      1,735,000          1,811,000
  Mortgage notes payable - hotel                                     46,569,000         46,757,000
  Mortgage notes payable - real estate                               59,192,000         59,451,000
  Mortgage notes payable - property held for sale                    12,218,000         12,280,000
  Deferred income taxes                                               2,161,000          2,839,000
                                                                    -----------        -----------
    Total liabilities                                               144,136,000        141,302,000
                                                                    -----------        -----------

Commitments and contingencies

Shareholders' equity(deficit):
  Preferred stock, $.01 par value, 100,000 shares
   authorized; none issued                                                    -                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,283,097 and 3,216,653 issued; 2,394,109 and 2,327,665
   Outstanding, respectively                                             33,000             32,000
  Additional paid-in capital                                          9,030,000          8,959,000
  Retained earnings                                                   5,808,000          6,739,000
  Treasury stock, at cost, 860,742 shares                            (9,564,000)        (9,564,000)
                                                                    -----------        -----------
Total Intergroup shareholders' equity(deficit)                        5,307,000          6,165,000
Noncontrolling interest                                              (5,522,000)        (5,126,000)
                                                                    -----------        -----------
Total shareholders' equity(deficit)                                    (215,000)         1,040,000
                                                                    -----------        -----------
Total liabilities and shareholders' equity(deficit)                 $143,921,000      $142,342,000
                                                                    ===========        ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                           THE INTERGROUP CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the three months ended September 30,                    2009           2008
                                                         -----------    -----------
Revenues
 Hotel                                                  $  8,530,000   $  9,299,000
 Real estate                                               2,954,000      3,130,000
                                                         -----------    -----------
Total revenues                                            11,484,000     12,429,000
                                                         -----------    -----------
Costs and operating expenses
 Hotel operating expenses                                 (6,876,000)    (7,242,000)
 Real estate operating expenses                           (1,616,000)    (1,602,000)
 Depreciation and amortization expense                    (1,669,000)    (1,682,000)
 General and administrative expense                         (265,000)      (381,000)
                                                         -----------    -----------
Total costs and operating expenses                       (10,426,000)   (10,907,000)
                                                         -----------    -----------
Income from operations                                     1,058,000      1,522,000
                                                         -----------    -----------
Other income(expense)
 Interest expense                                         (1,513,000)    (1,549,000)
 Net (loss)gain on marketable securities                  (1,322,000)     1,643,000
 Impairment loss on other investments                              -       (595,000)
 Dividend and interest income                                 77,000         60,000
 Trading and margin interest expense                        (376,000)      (338,000)
                                                         -----------    -----------
Net other expense                                         (3,134,000)      (779,000)
                                                         -----------    -----------

Income(loss) before income taxes                          (2,076,000)       743,000
Income tax benefit(expense)                                  707,000       (269,000)
                                                         -----------    -----------
Net (loss)income from continuing operations               (1,369,000)       474,000
                                                         -----------    -----------

Discontinued operations:
  Income from discontinued operations                         71,000        100,000
  Provision for income tax expense                           (29,000)       (41,000)
                                                         -----------    -----------
Income from discontinued operations                           42,000         59,000
                                                         -----------    -----------
Net (loss)income                                          (1,327,000)       533,000
Less: Net loss(income) attributable to the
 noncontrolling interest                                     396,000         75,000
                                                         -----------    -----------
Net (loss)income attributable to Intergroup              $(  931,000)   $   608,000
                                                         ===========    ===========


Net (loss)income per share from continuing operations
  Basic                                                  $    (0.58)    $      0.20
  Diluted                                                $    (0.58)    $      0.17

Net income per share from discontinued operations
  Basic                                                  $     0.02     $      0.03
  Diluted                                                $     0.02     $      0.02

Net (loss)income per share attributable to InterGroup
  Basic                                                  $    (0.40)    $      0.26
  Diluted                                                $    (0.40)    $      0.22


Weighted average shares outstanding                        2,347,528      2,347,853
                                                         ===========    ===========

Diluted weighted average number of shares outstanding      2,397,303      2,721,353
                                                         ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                         THE INTERGROUP CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

For the three months ended September 30,                  2009          2008
                                                      -----------    -----------
Cash flows from operating activities:
  Net loss                                            $(1,327,000)   $   533,000
  Adjustments to reconcile net (loss)income to
   cash provided by operating activities:
    Depreciation and amortization                       1,669,000      1,682,000
    Impairment loss on other investments                        -        595,000
    Net unrealized loss(gain) on investments            1,470,000       (561,000)
    Stock compensation expense                             72,000         72,000
     Changes in assets and liabilities:
      Investment in marketable securities              (3,305,000)     2,298,000
      Other asset                                        (502,000)      (278,000)
      Accounts payable and other liabilities              404,000        575,000
      Due to securities broker                            338,000       (886,000)
      Obligation for securities sold                    3,456,000             -
      Deferred tax liability                             (678,000)       310,000
                                                      -----------    -----------
  Net cash provided by operating activities             1,597,000      4,340,000
                                                      -----------    -----------
Cash flows from investing activities:
  Investment in hotel                                    (336,000)      (471,000)
  Investment in real estate                               (29,000)      (166,000)
  Other investments                                      (650,000)      (353,000)
  Restricted cash                                         (43,000)       (58,000)
                                                      -----------    -----------
  Net cash used in investing activities                (1,058,000)    (1,048,000)
                                                      -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable                        -        500,000
  Principal payments on mortgage notes payable           (509,000)      (468,000)
  Paydown of line of credit                               (76,000)    (3,475,000)
  Payment to other notes payable                          (99,000)      (203,000)
  Distributions to minority partner                             -       (425,000)
                                                      -----------    -----------
  Net cash used in financing activities                  (684,000)    (4,071,000)
                                                      -----------    -----------

Net decrease in cash and cash equivalents                (145,000)      (779,000)
Cash and cash equivalents at beginning of
 period                                                 1,024,000      1,906,000
                                                      -----------    -----------
Cash and cash equivalents at end of period           $    879,000   $  1,127,000
                                                      ===========    ===========

Supplemental information:

Interest paid                                        $  1,692,000   $  1,863,000


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

As of September 30, 2009, the Company had the power to vote 80% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB:
SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company's Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

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

Justice owns a 544-room hotel property located at 750 Kearny Street, San Francisco California, now known as the Hilton San Francisco Financial District (the "Hotel") and related facilities including a five level underground parking garage. The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice also has a Management Agreement with Prism Hospitality L.P. (Prism) to perform the day-to-day management functions of the Hotel.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership of real estate. Properties include apartment complexes, commercial real estate, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company's residential rental properties in California are managed by professional third party property management companies and the rental properties outside of California are managed by the Company.

Certain prior period balances have been reclassified to conform with the current period presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-K/A for the year ended June 30, 2009.

The results of operations for the three months September 30, 2009, are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2010.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into Accounting Standards Codification (ASC) Topic
105. This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification was effective for interim or annual financial periods ended after September 15, 2009. The Company adopted ASC 105 beginning this quarter ended September 30, 2009. The adoption of ASC 105 did not have a material impact on our consolidated financial position, results of operations and cash flows. Additionally, the FASB now uses Accounting Standards Updates (ASU) to amend ASC.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which has not yet been codified in the ASC. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. This guidance will be effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact on our financial statements, if any, upon adoption.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into ASC Topic 855. The Company adopted ASC Topic 855 which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, ASC Topic 855 requires an entity to disclose the date through which subsequent events have been evaluated. ASC Topic 855 is consistent with current practice and did not have any impact on the Company's consolidated financial statements. Subsequent events were evaluated through the date the condensed and consolidated financial statements were issued, which was November 13, 2009.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements-an amendment of ARB No. 51" which was primarily codified into ASC Topic 810, "Consolidation." ASC Topic 810 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. This standard also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC Topic 810 required retroactive adoption of the presentation and disclosure requirements for previously existing minority
interests.  All other requirements are to be applied prospectively.   This
standard is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions beginning July 1, 2009. Prior to adopting this standard, the Company absorbed 100% of the net loss and accumulated deficit of
Justice Investors as of June 30, 2009.   Under ASC Topic 810, losses
attributable to the parent and the noncontrolling interest in a subsidiary shall be attributed to those interests. That is, the noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. As a result, upon adoption, the Company recalculated the net accumulated deficit pertaining to noncontrolling interest totaling $5,125,000 as of June 30, 2009 and reclassified such amount as a separate component of the shareholders' equity. The Company also recalculated the net loss attributed to noncontrolling interest totaling $75,000 for the three months ended September 30, 2008 and reclassified such amount as a separate line in the condensed statement of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" which was primarily codified into ASC Topic 825, "Financial Instruments." ASC Topic 825 provides entities with an irrevocable option to report selected financial assets and financial liabilities at fair value. It also establishes presentation and disclosure requirements that are designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted ASC Topic 825 on July 1, 2008 and chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as other assets, accounts payable, line of credit, and mortgage payables are reported at their carrying values.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations", which was primarily codified into ASC Topic 805, "Business Combinations". It establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The Company adopted this standard beginning July 1, 2009 and adoption of this standard had no material impact on the Company's consolidated financial statements.


Properties held for sale - Discontinued Operations

Properties are classified as held for sale when management commits to a plan to sell the asset, the asset is available for immediate sale, an active program to locate a buyer has been initiated, the sale of the asset is probable, the sale of the asset is actively marketed and it is unlikely that significant changes to the sale plan will be made or withdrawn. As of September 30, 2009, the Company had three properties classified as held for sale in accordance with SFAS No. 144, which requires that depreciation on these properties be stopped.

Under the provisions of the SFAS No.144, Accounting for Impairment or Disposal of Long-Lived Assets, which was primarily codified into ASC Topic 205-20 "Presentation of Financial Statements - Discontinued Operations, for properties disposed of during the year or for properties for which the Company actively markets for sale at a price that is reasonable in relation to its market value, the properties are required to be classified as held for sale on the balance sheet and accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these properties have been reclassified from continuing operations for the three months ended September 30, 2009 and 2008 and reported as income from discontinued operations in the consolidated statements of operations.


Earnings Per Share

Basic income(loss) per share is computed by dividing net income(loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income(loss) per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options and restricted stock units. As of September 30, 2009, the Company had 15,000 stock options and 34,775 restricted stock units that were considered potentially dilutive common shares and As of September 30, 2008, the Company had 373,500 stock options that were considered potentially dilutive common shares. No restricted stock units were issued as of September 30, 2008.

NOTE 2 - INVESTMENT IN HOTEL, NET

Hotel property and equipment consisted of the following:

                                             Accumulated        Net Book
As of September 30, 2009      Cost           Depreciation         Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     17,214,000        (12,094,000)       5,120,000
Building and improvements   54,242,000        (18,154,000)      36,088,000
                          ------------       ------------     ------------
                          $ 74,194,000       $(30,248,000)    $ 43,946,000
                          ============       ============     ============

                                             Accumulated        Net Book
As of June 30, 2009           Cost           Depreciation         Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     15,964,000        (11,262,000)       4,702,000
Building and improvements   55,241,000        (17,890,000)      37,351,000
                          ------------       ------------     ------------
                          $ 73,943,000       $(29,152,000)    $ 44,791,000
                          ============       ============     ============


NOTE 3 - INVESTMENT IN REAL ESTATE, NET

Investment in real estate included the following:


                                          September 30, 2009     June 30, 2009
                                          ------------------     -------------

  Land                                    $  23,595,000          $ 23,595,000
  Buildings, improvements and equipment      59,351,000            59,330,000
  Accumulated depreciation                  (22,413,000)          (21,923,000)
                                             ----------            ----------
                                          $  60,533,000          $ 61,002,000
                                             ==========            ==========


NOTE 4 - PROPERTY HELD FOR SALE AND DISCONTINUED OPERATIONS

As of September 30, 2009, the Company had listed for sale its 249-unit apartment building located in Austin, Texas, its 132-unit apartment located in San Antonio, Texas and its 24-unit apartment located in Los Angeles, California (all three were classified as Held for Sale on the balance sheet). Under the provisions of the SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, for properties disposed of or listed for sale during the year, the revenues and expenses are accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these three properties have been reclassified from continuing operations for the three months ended September 30, 2009 and 2008 and are reported as income from discontinued operations in the consolidated statements of operations.

The revenues and expenses from the operation of these three properties during the three months ended September 30, 2009 and 2008, are summarized as follows:

For the three months ended September 30,     2009              2008
                                          ----------        ----------
      Revenues                            $  694,000       $   753,000
      Expenses                              (623,000)         (653,000)
                                          ----------        ----------
       Income                             $   71,000       $   100,000
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

At September 30, 2009, all of the Company's marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:


                             Gross              Gross             Net                Fair
Investment    Cost       Unrealized Gain   Unrealized Loss    Unrealized Gain        Value
---------- -----------   ---------------   ---------------    ---------------     -----------
As of September 30, 2009
Corporate
Equities   $ 10,294,000      $6,845,000       ($1,384,000)        $5,461,000       $15,755,000


As of June 30, 2009

Corporate
Equities   $ 8,170,000       $7,075,000       ($1,325,000)        $5,750,000       $13,920,000


As of September 30, 2009 and June 30, 2009, the Company had unrealized losses of $758,000 and $968,000, respectively, related to securities held for over one year.

Net gain(loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains(losses). Below is the composition of the net gain(loss) for the three months ended September 30, 2009 and 2008, respectively.


For the three months ended September 30,                2009             2008
                                                    -----------      -----------
Realized gain on marketable securities              $   148,000      $ 1,082,000
Unrealized (loss)gain on marketable securities       (1,470,000)         561,000
                                                    -----------      -----------
Net (loss)income on marketable securities           $(1,322,000)     $ 1,643,000
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

As of September 30, 2009 and June 30, 2009, the Company had net other investments of $7,217,000 and $6,567,000, respectively, which consist of the following:

            Type                      September 30, 2009     June 30, 2009
   ---------------------------         -----------------  ----------------
   Private equity hedge fund           $       5,517,000  $      5,517,000
   Corporate debt instruments                  1,000,000           750,000
   Other                                         700,000           300,000
                                       -----------------  ----------------
                                       $       7,217,000  $      6,567,000
                                       =================  ================

During the three months ended September 30, 2009 and 2008, the Company recorded impairment losses on other investments of $0 and $595,000, respectively.


NOTE  7 - FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which was primarily codified into ASC Topic 820, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 is effective as of the beginning of the Company's 2009 fiscal year. In February 2008, the FASB deferred the effective date of ASC Topic 820 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until the beginning of fiscal year 2010. The Company adopted ASC Topic 820 with respect to financial assets and liabilities on July 1, 2008. There was no material effect on the financial statements upon adoption of this new accounting pronouncement.

ASC Topic 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

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

Level 3: Unobservable inputs that reflect the reporting entity's own assumptions

The assets measured at fair value on a recurring basis as of September 30, 2009 are as follows:


Assets:                                Level 1    Level 2   Level 3  September 30, 2009
-----------                          -----------  -------   -------  ------------------
Cash                                 $   879,000 $      -  $      -     $     879,000
Restricted cash                        1,641,000        -         -         1,641,000
Investment in marketable securities   15,755,000        -         -        15,755,000
                                     -----------  -------   -------     -------------
                                     $18,275,000 $      -  $      -     $  18,275,000
                                     ===========  =======   =======     =============

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date.

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above include "Other investments in non-marketable securities," that were initially measured at cost and have been written down to fair value as a result of impairment. The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis as of September 30, 2009:

                                                                                              Loss for the
                                                                                            three months ended
Assets:                            Level 1   Level 2      Level 3    September 30, 2009     September 30, 2009
-----------                        -------   -------     ---------   ------------------     ------------------
Other non-marketable investments  $      -  $      -    $7,217,000       $7,217,000               $ 0


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


NOTE 8 - LINE OF CREDIT

The Partnership has a $2,500,000 unsecured revolving line of credit facility with a bank that matures on February 2, 2010. Borrowings under the line of credit bear interest at Prime plus 3.0% per annum or based on the Wall Street Journal Prime Rate (3.25%) plus 3.0% per annum, floating, (but subject to a minimum floor rate at 5.0% per annum). The interest rate at September 30, 2009 was 6.25%. The outstanding balance on the line of credit was $1,735,000 and $1,811,000 as of September 30, 2009 and June 30, 2009, respectively.
Borrowings under the line of credit are subject to certain financial covenants, which are measured annually at June 30th and December 31st based on the credit arrangement. The Partnership was not in compliance with the financial covenants as of June 30, 2009. The Partnership received a waiver of such non-compliance from the bank on September 16, 2009.

NOTE 9 - TERMINATION OF GARAGE LEASE

Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby Justice purchased all of Evon's right title and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. Justice also agreed to assume Evon's contract with Ace Parking for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The purchase price for the garage lease and related assets was approximately $755,000, payable in one down payment of approximately $28,000 and 26 equal monthly installments of approximately $29,000, which includes interest at the rate of 2.4% per annum. Future installment payments as of September 30, 2009 are as follows:

       For the year ending June 30,

                  2010      258,000
                  2011      144,000
                           --------
                   Total   $402,000
                           ========

As of September 30, 2009, the present value of the liability of $402,000 was included in the accounts payable and other liabilities balance of $11,523,000 on the Company's condensed consolidated balance sheet.


NOTE 10 - STOCK BASED COMPENSATION PLANS

The Company follows the Statement of Financial Accounting Standards 123 (Revised), "Share-Based Payments" ("SFAS No. 123R"), which was primarily codified into ASC Topic 718 "Compensation - Stock Compensation", which addresses accounting for equity-based compensation arrangements, including employee stock options and restricted stock units. Under ASC Topic 718, compensation expense is recognized using the fair-value based method for all new awards granted after July 1, 2006. No stock options were issued by the Company after July 1, 2006. Additionally, compensation expense for unvested stock options that are outstanding at July 1, 2006 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option pricing model.

On December 7, 2008, the Company's 1998 Stock Option Plan for Key Officers and Employees expired; however, any outstanding options issued under that plan remain effective in accordance with their terms. Previously, the Company's 1998 Stock Option Plan for Non-Employee Directors was terminated upon shareholder approval, and Board adoption, of the 2007 Stock Compensation Plan for Non-Employee Directors; however, any outstanding options under that plan remained effective in accordance with their terms. Those stock compensation plans are more fully described in Note 17 of the Company's Form 10-K/A for the fiscal year ended June 30, 2009.

On December 3, 2008, the Board of Directors of the Company adopted, subject to shareholder approval, a new equity compensation plan for its officers, directors and key employees entitled, The InterGroup Corporation 2008 Restricted Stock Unit Plan (the " RSU Plan"). The Plan was adopted, in part, to replace the stock option plans that expired on December 7, 2008. The Plan was approved by shareholders at the Company's Annual Meeting of Shareholders on February 18, 2009.

The RSU Plan authorizes the Company to issue restricted stock units ("RSUs") as equity compensation to officers, directors and key employees of the Company on such terms and conditions established by the Compensation Committee of the Company. RSUs are not actual shares of the Company's common stock, but rather promises to deliver common stock in the future, subject to certain vesting requirements and other restrictions as may be determined by the Committee. Holders of RSUs have no voting rights with respect to the underlying shares of common stock and holders are not entitled to receive any dividends until the RSUs vest and the shares are delivered. No awards of RSUs shall vest until at least six months after shareholder approval of the RSU Plan on February 18, 2009. Subject to certain adjustments upon changes in capitalization, a maximum of 200,000 shares of the common stock are available for issuance to participants under the RSU Plan. The RSU Plan will terminate ten (10) years from December 3, 2008, unless terminated sooner by the Board of Directors. After the RSU Plan is terminated, no awards may be granted but awards previously granted shall remain outstanding in accordance with the Plan and their applicable terms and conditions.

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

Pursuant to an exchange offer authorized by the Compensation Committee, a total of 5,812 RSUs were issued to four holders of Non-Employee Director stock options in exchange for a total of 36,000 stock options which were surrendered to the Company on December 7, 2008. The number of RSUs issued was determined by multiplying the number of options that were surrendered by the difference between the exercise price of the options surrendered ($8.00) and the closing price of the Company's common stock on December 5, 2008 of $9.54, with that product divided by the closing price of the common stock on December 5, 2009. No additional compensation expense was recognized related to the exchange as the fair market value of the options immediately prior to the exchange, approximated the fair value of the RSUs on the day of issuance. In August 2009, the 5,812 RSUs vested and the Company issued common stock.

Pursuant to a further exchange offer authorized by the Compensation Committee, a total of 4,775 RSUs were issued to five holders of Non-Employee Director stock options in exchange for a total of 15,000 stock options which were surrendered to the Company on June 30, 2009. The number of RSUs issued was determined by multiplying the number of options that were surrendered by the difference between the exercise price of the options surrendered ($8.17) and the closing price of the Company's common stock on June 30, 2009 of $11.99, with that product divided by the closing price of the common stock on June 30, 2009. No additional compensation expense was recognized related to the exchange as the fair market value of the options immediately prior to the exchange, approximated the fair value of the RSUs on the day of issuance. The 4,775 RSUs issued pursuant to that exchange offer vest on January 7, 2010.

On December 15, 2008, the Compensation Committee authorized a similar exchange offer to the Company's Chief Executive Officer ("CEO"), respecting 225,000 stock options issued to him under the 1998 Key Officer and Employee Plan that were to expire on December 21, 2008. Pursuant to that exchange offer, the Company's CEO surrendered his 225,000 options to the Company on December 21, 2008 in exchange for 84,628 RSUs. The number of RSUs issued was based on an exercise price of the options surrendered of $7.917 and the closing price of the Company's common stock on December 19, 2008 of $12.69, using the same formula as the exchange offer to the holders of the Non-Employee Director options. No additional compensation expense was recognized related to the exchange as the fair market value of the options immediately prior to the exchange, approximated the fair value of the RSUs on the day of issuance. In September 2009, 54,628 RSUs vested and the Company issued common stock. No stock compensation was recognized as compensation expense for this conversion as they were previously calculated at the grant date under the pro-forma disclosures of SFAS 123.

The table below summarizes the RSUs granted and outstanding.

                                           Number of RSUs
                                           --------------
RSUs outstanding as of June 30, 2009               95,215
Granted                                                 -
Converted to common stock                         (60,440)
                                           --------------
RSUs outstanding as of September 30, 2009          34,775
                                           ==============


The following table summarizes the stock options outstanding as of September 30, 2009:

                                      Number of         Weighted-average
                                       Shares            Exercise Price
                                      ----------         ---------------
Outstanding at June 30, 2009             102,000                  $12.47
Granted                                        -                       -
Exercised                                      -                       -
Forfeited                                      -                       -
Exchanged                                      -                       -
                                      ----------         ---------------
Outstanding at September 30, 2009        102,000                  $12.47
                                      ==========         ===============

Exercisable at September 30, 2009         99,750                  $12.15
                                      ==========         ===============

The range of exercise prices for the outstanding and exercisable options as of September 30, 2009 are as follows:


                           Number of   Range of        Weighted Average  Weighted Average
                           Options     Exercise Price  Exercise Price    Remaining Life
                           ---------   --------------  ----------------  ----------------
Outstanding options        102,000     $8.17-$18.00      $ 12.47           2.90 years
Exercisable options         99,750     $8.17-$18.00      $ 12.15           2.94 years


NOTE 11 - SEGMENT INFORMATION

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

Information below represents reported segments for the three months ended September 30, 2009 and 2008. Operating income(loss) from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income for investment transactions consist of net investment gain(loss) and dividend and interest income.


As of and for the
Three months ended           Hotel       Real Estate   Investment                                 Discontinued
September 30, 2009         Operations    Operations   Transactions      Other       Subtotal       Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $ 8,530,000   $ 2,954,000   $         -   $         -   $ 11,484,000   $    694,000   $ 12,178,000
Operating expenses          (8,058,000)   (2,104,000)            -      (264,000)   (10,426,000)      (444,000)   (10,870,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)from operations    472,000       850,000             -      (264,000)     1,058,000        250,000      1,308,000

Interest expense              (713,000)     (800,000)            -             -     (1,513,000)      (179,000)    (1,692,000)
Depreciation and
 amortization expense                -             -             -             -             -               -             -
Income(loss)
 from investments                    -             -    (1,621,000)            -     (1,621,000)             -     (1,621,000)
Income tax benefit(expense)          -             -             -       707,000        707,000        (29,000)       678,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (241,000)  $    50,000   $(1,621,000)  $   443,000   $ (1,369,000) $      42,000   $ (1,327,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $43,946,000   $60,533,000   $22,972,000   $ 6,781,000   $134,232,000  $   9,689,000   $143,921,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


As of and for the
Three months ended            Hotel      Real Estate   Investment                                  Discontinued
September 30, 2008          Operations   Operations    Transactions      Other       Subtotal        Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------

Operating income           $ 9,299,000   $ 3,130,000             -   $         -   $ 12,429,000   $    753,000   $ 13,182,000
Operating expenses          (8,931,000)   (2,317,000)            -      (381,000)   (11,449,000)      (471,000)   (11,920,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)from operations    368,000       993,000             -      (381,000)       980,000        282,000      1,262,000

Interest expense              (177,000)     (830,000)            -             -     (1,007,000)      (182,000)    (1,189,000)
Income from investments              -             -       770,000             -        770,000              -        770,000
Depreciation and
 amortization expense                -             -             -             -              -              -              -
Income tax benefit(expense)          -             -             -      (269,000)      (269,000)       (41,000)      (310,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $   191,000   $   163,000   $   770,000   $  (650,000)   $    474,000  $     59,000   $    533,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $47,446,000   $62,335,000   $12,035,000   $ 6,340,000   $128,156,000   $  9,642,000   $137,798,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


NOTE 12 - RELATED PARTIES

Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve as directors of Santa Fe.

Evon, a general partner of Justice, was the lessee of the parking garage until September 30, 2008. Under the terms of the lease agreement, Evon paid the Partnership rent of $399,000 for the three months ended September 2008. As discussed in Note 9, Justice and Evon entered into an installment sale agreement whereby Justice purchased the remaining term of the lease agreement and related assets for a total of approximately $755,000.

During the three months ended September 30, 2009, the Company received management fees from Justice Investors totaling $78,000 and $45,000, respectively. These amounts were eliminated in consolidation.

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


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, actual and threatened pandemics such as swine flu, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RECENT DEVELOPMENTS

Effective October 1, 2009, the Company leased its 5,503 square foot office building located at 820 Moraga Drive, Los Angeles, CA 90049, which served as the its principal executive office. The term of the lease is for five year lease at an initial base monthly base rent of $3.00 per square foot, with a tenant option to extend the term for another five years.

Concurrent with the leasing of its Moraga office building, the Company leased a smaller 2,915 square foot office space located at 10940 Wilshire Blvd, Suite 2150, Los Angeles, CA 20024 to serve as its new principal executive office. The Wilshire office lease is for an initial term of seven years at a monthly base rent of $2.75 per square foot with an option to extend the term for an additional three years. The downsizing of the Company's office space is expected to result in savings of administrative costs.


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

Until September 30, 2008, the Partnership also derived income from the lease of the parking garage to Evon. Effective October 1, 2008, Justice entered into an installment sale agreement with Evon to purchase the remaining term of the garage lease and related garage assets, and assumed the contract with Ace Parking for the operations of the garage. Justice also leases a portion of the lobby level of the Hotel to a day spa operator. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership's assets. Those fees are eliminated in consolidation.

In addition to the operations of the Hotel, the Company also generates income from the ownership of real estate. Properties include apartment complexes, commercial real estate, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company's residential rental properties in California are managed by professional third party property management companies and the rental properties outside of California are managed by the Company.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

The Company had a net loss of $931,000 for the three months ended September 30, 2009 compared to net income of $608,000 for the three months ended September 30, 2008. The net loss attributed to the Company was $1,327,000 and net income attributed to the Company was $533,000 for the three months ended September 30, 2009 and 2008, respectively. The net loss attributed to the noncontrolling interest was $396,000 and the net income attributable to the noncontrolling interest was $75,000 for the three months ended September 30, 2009 and 2008, respectively. The change to a net loss in the most recent quarter from net income in the comparable quarter was primarily attributable to the increase in the net loss from hotel operations and the increase in the net loss on marketable securities in the most recent quarter.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2009 and 2008.


For the three months ended September 30,                        2009            2008
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                                $ 6,732,000    $  7,588,000
 Food and beverage                                              951,000       1,259,000
 Garage                                                         668,000         399,000
 Other                                                          179,000          53,000
                                                             ----------      ----------
  Total hotel revenues                                        8,530,000       9,299,000

Operating expenses, excluding interest, depreciation and
 amortization                                                (6,876,000)     (7,242,000)
                                                             ----------      ----------
Operating income before interest expense, depreciation and
 amortization                                                 1,654,000       2,057,000

Interest expense                                               (713,000)       (719,000)
Depreciation and amortization expense                        (1,182,000)     (1,147,000)
                                                             ----------      ----------
Income (loss) from hotel operations                         $  (241,000)    $   191,000
                                                             ==========      ==========

For the three months ended September 30, 2009, the Hotel generated operating income of approximately $1,654,000 before interest, depreciation and amortization, on operating revenues of approximately $8,530,000 compared to operating income of approximately $2,057,000 before interest, depreciation and amortization, on operating revenues of approximately $9,299,000 for the three months ended September 30, 2008. The decrease in Hotel operating income is primarily attributable to the decrease in room and food and beverage revenues in the current period, partially offset by an increase in garage revenues due to the termination of the garage lease effective October 1, 2008 and the integration of those operations into those of the Hotel.

Room revenues decreased by approximately $856,000 for the three months ended September 30, 2009 when compared to the three months ended September 30, 2008 and food and beverage revenues decreased by approximately $308,000 for the same period. The decrease in room revenues was primarily attributable to a decline in average daily room rates as hotels in the San Francisco market began to reduce room rates beginning in October 2008 in an effort to maintain occupancy levels in an increasingly more competitive market as economic conditions deteriorated. The decrease in food and beverage revenues is primarily attributable to decline in banquet and catering business as companies dramatically cut back on business travel, corporate meetings and events.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended September 30, 2009 and 2008.

Three Months Ended         Average           Average
   September 30,          Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2009                   $147              92%              $135
      2008                   $187              81%              $152

The operations of the Hotel continued to be impacted by the significant downturn in the domestic and international economies and markets. The Hotel's average daily room rate was approximately $39 lower for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. However, due to increased sales and marketing efforts in the face of difficult economic conditions and greater competition, the Hotel was able to boost occupancy rates by approximately 11% over the comparable period. As a result, the Hotel was able to achieve a RevPar number that was near the top of its competitive set.

Management has also continued to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to stabilize and maintain operating income of the Hotel. The Hotel's management company has added support to those efforts by agreeing to reduce its management fees by fifty percent for the 2009 calendar year. As a result, we have seen further reductions in operating costs of the Hotel for the three months ended September 30, 2009 despite maintaining higher occupancy levels. Management will also continue to explore new and innovative ways to improve operations and enhance the guest experience.

The Company had real estate revenues of $2,954,000 for the three months ended September 30, 2009 compared with revenues of $3,130,000 for the three months ended September 30, 2008. The decline in rental revenues is as the result of operating in a tougher economy. Real estate operating expenses remained consistent between the two periods. Interest expense decreased to $800,000 from $830,000 as the result of the Company reducing interest rates through refinancing certain properties over the past twelve months. Management continues to review and analyze the Company's real estate operations to improve occupancy and rental rates, reduce expenses and improve efficiencies.

As of September 30, 2009, the Company had listed for sale its 249-unit apartment building located in Austin, Texas, its 132-unit apartment located in San Antonio, Texas and its 24-unit apartment located in Los Angeles, California. These properties are classified as held for sale on the Company's condensed consolidated balance sheet with the operations of these properties classified under discontinued operations in the condensed consolidated statements of operations.

The Company had a net loss on marketable securities of $1,322,000 for the three months ended September 30, 2009 compared to a gain of $1,643,000 for the three months ended September 30, 2008. For the three months ended September 30, 2009, the Company had a net realized gain of $148,000 and a net unrealized loss of $1,470,000. For the three months ended September 30, 2008, the Company had a net realized gain of $1,082,000 and net unrealized gain of $561,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of September 30, 2009, the Company had net other investments of $7,217,000. During the three months ended September 30, 2009 and 2008, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $0 and $595,000, respectively.

Margin interest and trading expenses increased to $376,000 for the three months ended September 30, 2009 from $338,000 for the three months ended September 30, 2008 primarily as the result of the increase in margin interest expense related to the increase in the use of margin.

The Company had an income tax benefit of $678,000($707,000 tax benefit from continuing operations and $29,000 tax expense from discontinued operations) for the three months ended September 30, 2009 compared to an income tax expense of $310,000($269,000 tax expense from continuing operations and $41,000 tax expense from discontinued operations) for the three months end September 30, 2008 primarily as the result of the Company having a pre-tax loss for the three months ended September 30, 2009.


MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company's investment portfolio is diversified with 76 different equity positions. The portfolio contains four individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 23.3% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of September 30, 2009 and June 30, 2009, the Company had investments in marketable equity securities of $15,755,000 and $13,920,000, respectively. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of September 30, 2009 and June 30, 2009.

   As of September 30, 2009
                                                              % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
   --------------                      ------------           ----------
   Dairy products                      $  3,669,000               23.3%
   REITs                                  3,307,000               21.0%
   Financial services                     2,643,000               16.8%
   Electronic traded funds(ETFs)          1,654,000               10.5%
   Telecommunications and technology      1,316,000                8.4%
   Other                                  3,166,000               20.0%
                                       ------------           ----------
                                       $ 15,755,000              100.0%
                                       ============           ==========

As of June 30, 2009
                                                              % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
   --------------                      ------------           ----------
   Dairy products                      $  5,433,000               39.0%
   REITs and financial                    3,835,000               27.6%
   Basic materials and energy             1,733,000               12.4%
   Electronic traded funds(ETFs)          1,328,000                9.5%
   Services                                 376,000                2.7%
   Others                                 1,215,000                8.8%
                                         ----------           ----------
                                       $ 13,920,000              100.0%
                                         ==========           ==========

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the indicated periods.

For the three months ended September 30,       2009                   2008
                                          --------------        --------------
Net (loss)gain on marketable securities    $ (1,322,000)          $  1,643,000
Impairment loss on other investments                  -               (595,000)
Dividend & interest income                       77,000                 60,000
Margin interest expense                        (136,000)               (59,000)
Trading and management expenses                (240,000)              (279,000)
                                           ------------           ------------
                                           $ (1,621,000)          $    770,000
                                           ============           ============

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated from the operations of Justice Investors. The Company also receives revenues generated from its real estate operations and from the investment of its cash and securities assets. Since the operations of the Hotel were temporarily suspended on May 31, 2005, and significant amounts of money were expended to renovate and reposition the Hotel as a Hilton, Justice did not pay any partnership distributions until the end of March 2007. As a result, the Company had to depend more on the revenues generated the Company's real estate operations and from the investment of its cash and marketable securities during that transition period.

The Hotel started to generate cash flows from its operations in June 2006. For the three months ended September 30, 2008, Justice paid a total of $850,000 in limited partnership distributions, of which the Company received $425,000. Following the payment of those distributions, the San Francisco hotel market began to feel the full impact of the significant downturn in domestic and international economies that continued throughout fiscal 2009. As a result, no partnership distributions were paid for the three months ended September 30, 2009. Since no significant improvement in economic conditions is expected in the lodging industry until sometime during the second half of calendar 2010, no limited partnership distributions are anticipated in the foreseeable future. The general partners will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation

Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. As a result, total general partner fees paid to Portsmouth for the three months ended September 30, 2009 increased to $78,000, compared to $45,000 for the three months ended September 30, 2008.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $28,157,000 as of September 30, 2009.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,412,000 as of September 30, 2009.

Justice also has a $2,500,000 unsecured revolving line of credit facility from United California Bank (which was acquired by East-West Bank as of November 6,
2009) that can be used for short term business requirements. The line of credit matures on February 2, 2010 and borrowings bear interest at an annual interest rate based on the Wall Street Journal Prime Rate plus 3%, floating, with an interest rate floor of 5%. As of September 30, 2009, there was a balance of $1,735,000 drawn by Justice under the line of credit facility, with an annual interest rate of 6.25% (Prime at 3.25% as of September 30, 2009, plus 3%). The Partnership was not incompliance with the financial covenants of its line of credit as of June 30, 2009, but received a waiver of such non-compliance from the bank on September 16, 2009.

Despite the downturns in the economy, the Hotel has continued to generate positive cash flows. While the debt service requirements related to the two Prudential loans, as well as the utilization of its line of credit, may create some additional risk for the Company and its ability to generate cash flows in the future since the Partnership's assets had been virtually debt free for an number of years, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership's current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

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


MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company's material financial obligations as of September 30, 2009.


                                    Total        Year 1       Year 2       Year 3        Year 4      Year 5      Thereafter
                                ------------   ----------   ----------   ----------   -----------   ----------   -----------
Mortgage notes payable          $117,979,000   $1,623,000   $2,335,000   $5,561,000   $34,073,000   $3,338,000   $71,049,000
Line of credit                     1,735,000    1,735,000            -            -             -            -             -
Other notes payable                  483,000      304,000      179,000            -             -            -             -
Capital leases                       400,000      143,000      243,000       14,000             -            -             -
Operating leases                     368,000      368,000            -            -             -            -             -
                                 -----------    ---------    ---------    ---------    ----------    ---------    ----------
Total                           $120,965,000   $4,173,000   $2,757,000   $5,757,000   $34,073,000   $3,338,000   $71,049,000


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


                                PART II
                           OTHER INFORMATION

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


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: November 13, 2009               by      /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: November 13, 2009               by      /s/ David Nguyen
                                              ------------------------------
                                              David Nguyen, Treasurer
                                              and Controller
                                             (Principal Financial Officer)