Form 10-Q
period 2009-12-31
INTERGROUP CORP
filed 2010-02-12
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-Q

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

                                   INDEX
                          THE INTERGROUP CORPORATION


PART  I.  FINANCIAL INFORMATION                                       PAGE

  Item 1.  Condensed Consolidated Financial Statements:

  Condensed Consolidated Balance Sheets(Unaudited)
   As of December 31, 2009 and June 30, 2009                            3

  Condensed Consolidated Statements of Operations(Unaudited)
   For the Three Months ended December 31, 2009 and 2008                4

  Condensed Consolidated Statements of Operations(Unaudited)
   For the Six Months ended December 31, 2009 and 2008                  5

  Condensed Consolidated Statements of Cash Flows(Unaudited)
   For the Six months ended December 31, 2009 and 2008                  6

  Notes to Condensed Consolidated Financial Statements (Unaudited)      7

  Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            20

  Item 4T. Controls and Procedures                                     32


PART II. OTHER INFORMATION

Item 5. Other Information                                              32

Item 6. Exhibits                                                       33


SIGNATURES                                                             34

                              PART I
                       FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements


                                THE INTERGROUP CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               December 31, 2009     June 30, 2009
                                                              ------------------     -------------
ASSETS
  Investment in hotel, net                                         $ 44,011,000       $ 44,791,000
  Investment in real estate, net                                     60,081,000         61,002,000
  Properties held for sale                                            9,811,000          9,679,000
  Investment in marketable securities                                 7,675,000         13,920,000
  Other investments, net                                              6,651,000          6,567,000
  Cash and cash equivalents                                           1,920,000          1,024,000
  Restricted cash                                                     1,769,000          1,598,000
  Other assets, net                                                   4,414,000          3,761,000
                                                                    -----------        -----------
    Total assets                                                   $136,332,000       $142,342,000
                                                                    ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)

Liabilities
  Accounts payable and other liabilities                           $ 12,288,000       $ 11,219,000
  Due to securities broker                                            1,487,000          4,840,000
  Obligations for securities sold                                     1,700,000          2,105,000
  Line of credit                                                      2,500,000          1,811,000
  Mortgage notes payable - hotel                                     46,379,000         46,757,000
  Mortgage notes payable - real estate                               58,895,000         59,451,000
  Mortgage notes payable - property held for sale                    12,156,000         12,280,000
  Deferred income taxes                                               1,863,000          2,839,000
                                                                    -----------        -----------
    Total liabilities                                               137,268,000        141,302,000
                                                                    -----------        -----------

Commitments and contingencies

Shareholders' equity(deficit):
  Preferred stock, $.01 par value, 100,000 shares
   authorized; none issued                                                    -                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,283,097 and 3,216,653 issued; 2,394,109 and 2,327,665
   Outstanding, respectively                                             33,000             32,000
  Additional paid-in capital                                          9,030,000          8,959,000
  Retained earnings                                                   5,329,000          6,739,000
  Treasury stock, at cost, 888,988 shares                            (9,564,000)        (9,564,000)
                                                                    -----------        -----------
Total Intergroup shareholders' equity                                 4,828,000          6,166,000
Noncontrolling interest                                              (5,764,000)        (5,126,000)
                                                                    -----------        -----------
Total shareholders' equity(deficit)                                    (936,000)         1,040,000
                                                                    -----------        -----------
Total liabilities and shareholders' equity(deficit)                $136,332,000       $142,342,000
                                                                    ===========        ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                           THE INTERGROUP CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the three months ended December 31,                      2009           2008
                                                         -----------    -----------
Revenues
 Hotel                                                  $  8,368,000   $  8,644,000
 Real estate                                               2,982,000      3,080,000
                                                         -----------    -----------
Total revenues                                            11,350,000     11,724,000
                                                         -----------    -----------
Costs and operating expenses
 Hotel operating expenses                                 (6,543,000)    (7,277,000)
 Real estate operating expenses                           (1,458,000)    (1,650,000)
 Depreciation and amortization expense                    (1,727,000)    (1,687,000)
 Loss on termination of garage lease                               -       (684,000)
 General and administrative expense                         (451,000)      (423,000)
                                                         -----------    -----------
Total costs and operating expenses                       (10,179,000)   (11,721,000)
                                                         -----------    -----------
Income from operations                                     1,171,000          3,000
                                                         -----------    -----------
Other income(expense)
 Interest expense                                         (1,504,000)    (1,551,000)
 Net gain on marketable securities                           182,000        445,000
 Net unrealized gain on other investments                    226,000              -
 Impairment loss on other investments                       (917,000)             -
 Dividend and interest income                                 55,000         47,000
 Trading and margin interest expense                        (352,000)      (301,000)
                                                         -----------    -----------
Net other expense                                         (2,310,000)    (1,360,000)
                                                         -----------    -----------

Loss before income taxes                                  (1,139,000)    (1,357,000)
Income tax benefit                                           347,000        284,000
                                                         -----------    -----------
Net loss from continuing operations                         (792,000)    (1,073,000)
                                                         -----------    -----------

Discontinued operations
  Income from discontinued operations                        119,000         70,000
  Provision for income tax expense                           (48,000)       (26,000)
                                                         -----------    -----------
Income from discontinued operations                           71,000         44,000
                                                         -----------    -----------
Net loss                                                    (721,000)    (1,029,000)
Less: Net loss attributable to the
 noncontrolling interest                                     242,000        315,000
                                                         -----------    -----------
Net loss attributable to Intergroup                      $  (479,000)   $  (714,000)
                                                         ===========    ===========


Net loss per share from continuing operations
  Basic                                                  $    (0.33)    $     (0.46)
  Diluted                                                $    (0.33)    $     (0.46)

Net income per share from discontinued operations
  Basic                                                  $     0.03     $      0.02
  Diluted                                                $     0.03     $      0.02

Net loss per share attributable to InterGroup
  Basic                                                  $    (0.20)    $     (0.30)
  Diluted                                                $    (0.20)    $     (0.30)


Weighted average shares outstanding                        2,394,109      2,354,403
                                                         ===========    ===========

Diluted weighted average number of shares outstanding      2,443,884      2,429,403
                                                         ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           THE INTERGROUP CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the six months ended December 31,                        2009           2008
                                                         -----------    -----------
Revenues
 Hotel                                                  $ 16,898,000   $ 17,943,000
 Real estate                                               5,936,000      6,210,000
                                                         -----------    -----------
Total revenues                                            22,834,000     24,153,000
                                                         -----------    -----------
Costs and operating expenses
 Hotel operating expenses                                (13,419,000)   (14,519,000)
 Real estate operating expenses                           (3,074,000)    (3,252,000)
 Depreciation and amortization expense                    (3,396,000)    (3,369,000)
 Loss on termination of garage lease                               -       (684,000)
 General and administrative expense                         (716,000)      (804,000)
                                                         -----------    -----------
Total costs and operating expenses                       (20,605,000)   (22,628,000)
                                                         -----------    -----------
Income from operations                                     2,229,000      1,525,000
                                                         -----------    -----------
Other income(expense)
 Interest expense                                         (3,017,000)    (3,100,000)
 Net (loss)gain on marketable securities                  (1,140,000)     2,088,000
 Net unrealized gain on other investments                    226,000              -
 Impairment loss on other investments                       (917,000)      (595,000)
 Dividend and interest income                                132,000        107,000
 Trading and margin interest expense                        (728,000)      (639,000)
                                                         -----------    -----------
Net other expense                                         (5,444,000)    (2,139,000)
                                                         -----------    -----------

Loss before income taxes                                  (3,215,000)      (614,000)
Income tax benefit                                         1,054,000         15,000
                                                         -----------    -----------
Net loss from continuing operations                       (2,161,000)      (599,000)
                                                         -----------    -----------

Discontinued operations:
  Income from discontinued operations                        190,000        170,000
  Provision for income tax expense                           (77,000)       (67,000)
                                                         -----------    -----------
Income from discontinued operations                          113,000        103,000
                                                         -----------    -----------
Net loss                                                  (2,048,000)      (496,000)
Less: Net loss attributable to the
 noncontrolling interest                                     638,000        453,000
                                                         -----------    -----------
Net income(loss) attributable to Intergroup              $(1,410,000)   $   (43,000)
                                                         ===========    ===========


Net loss per share from continuing operations
  Basic                                                  $    (0.91)    $     (0.26)
  Diluted                                                $    (0.91)    $     (0.26)

Net income per share from discontinued operations
  Basic                                                  $     0.05     $      0.05
  Diluted                                                $     0.05     $      0.05

Net income(loss) per share attributable to InterGroup
  Basic                                                  $    (0.60)    $     (0.02)
  Diluted                                                $    (0.60)    $     (0.02)


Weighted average shares outstanding                        2,368,528      2,352,788
                                                         ===========    ===========

Diluted weighted average number of shares outstanding      2,443,884      2,427,788
                                                         ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                         THE INTERGROUP CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

For the six months ended December 31,                     2009          2008
                                                      -----------    -----------
Cash flows from operating activities:
  Net loss                                            $(2,048,000)   $  (496,000)
  Adjustments to reconcile net loss to
   cash provided by operating activities:
    Depreciation and amortization                       3,396,000      3,369,000
    Loss on termination of garage lease                         -        684,000
    Impairment loss on other investments                  917,000        595,000
    Net unrealized loss(gain) on marketable securities  5,288,000       (951,000)
    Net unrealized gain on other investments             (226,000)             -
    Stock compensation expense                             72,000         72,000
    Changes in assets and liabilities:
      Investment in marketable securities                 957,000        916,000
      Other asset                                        (676,000)      (418,000)
      Accounts payable and other liabilities              570,000        250,000
      Due to securities broker                         (3,353,000)       162,000
      Obligation for securities sold                     (405,000)             -
      Deferred tax liability                             (976,000)        52,000
                                                      -----------    -----------
  Net cash provided by operating activities             3,516,000      3,382,000
                                                      -----------    -----------
Cash flows from investing activities:
  Investment in hotel                                    (926,000)      (801,000)
  Investment in real estate                              (178,000)      (301,000)
  Other investments                                      (775,000)      (863,000)
  Restricted cash                                        (171,000)      (161,000)
                                                      -----------    -----------
  Net cash used in investing activities                (2,050,000)    (1,283,000)
                                                      -----------    -----------
Cash flows from financing activities:
  Draw on (Paydown of) line of credit                     689,000     (3,219,000)
  Principal payments on mortgage notes payable         (1,058,000)      (888,000)
  Payment on other notes payable                         (201,000)             -
  Borrowings from mortgage notes payable                        -      1,004,000
  Distributions to noncontrolling interest                      -       (425,000)
  Exercise of stock options                                     -         96,000
                                                      -----------    -----------
  Net cash used in financing activities                  (570,000)    (3,432,000)
                                                      -----------    -----------

Net increase(decrease) in cash and cash equivalents       896,000     (1,323,000)
Cash and cash equivalents at beginning of
 period                                                 1,024,000      1,906,000
                                                      -----------    -----------
Cash and cash equivalents at end of period           $  1,920,000   $    583,000
                                                      ===========    ===========

Supplemental information:

Interest paid                                        $  3,374,000   $  3,575,000


Non cash investing activities and financing activities:
  Note payable on termination of garage lease        $          -   $   (727,000)
                                                      ===========    ===========
  Fixed assets acquired, net of liabilities, upon
   termination of garage lease                       $          -   $     43,000
                                                      ===========    ===========
  Assets acquired through capital lease               $   700,000    $         -
                                                       ==========     ==========

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

As of December 31, 2009, the Company had the power to vote 80% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB:
SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company's Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership of real estate. Properties include apartment complexes, commercial real estate, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company's residential rental properties in California are managed by professional third party property management companies and the rental properties outside of California are managed by the Company. The commercial properties in California are also managed by the Company.

Certain prior period balances have been reclassified to conform with the current period presentation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes therein included in the Company's Form 10-K for the year ended June 30, 2009.

The results of operations for the three and six months ended December 31, 2009, are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2010.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into Accounting Standards Codification (ASC) Topic
105. This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification was effective for interim or annual financial periods ended after September 15, 2009. The Company adopted ASC 105 beginning the quarter ended September 30, 2009. The adoption of ASC 105 did not have a material impact on our consolidated financial position, results of operations and cash flows. Additionally, the FASB now uses Accounting Standards Updates (ASU) to amend ASC.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into ASC Topic 855. The Company adopted ASC Topic 855 which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, ASC Topic 855 requires an entity to disclose the date through which subsequent events have been evaluated. ASC Topic 855 is consistent with current practice and did not have any impact on the Company's consolidated financial statements. Subsequent events were evaluated through the date the condensed and consolidated financial statements were issued, which was February 12, 2010.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements-an amendment of ARB No. 51" which was primarily codified into ASC Topic 810, "Consolidation." ASC Topic 810 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. This standard also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC Topic 810 required retrospective adoption of the presentation and disclosure requirements for previously existing minority interests. All other requirements are to be applied prospectively. This standard is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions beginning July 1, 2009. Prior to adopting this standard, the Company absorbed 100% of the net loss and accumulated deficit of Justice Investors as of June 30, 2009. Effective July 1, 2009 under ASC Topic 810, losses attributable to the parent and the noncontrolling interest in a subsidiary shall be attributed to those respective interests. That is, the noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. As a result, upon adoption, the Company recalculated the accumulated deficit pertaining to noncontrolling interest totaling $8,596,000 as of June 30, 2009 and reclassified such amount as a separate component of the shareholders' equity (deficit). However, the losses attributed to the noncontrolling interest were not adjusted in the consolidated statement of operations the three and six months ended December 31, 2008. See Note 13.

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

Properties held for sale - Discontinued Operations

Properties are classified as held for sale when management commits to a plan to sell the asset, the asset is available for immediate sale, an active program to locate a buyer has been initiated, the sale of the asset is probable, the sale of the asset is actively marketed and it is unlikely that significant changes to the sale plan will be made or withdrawn. As of December 31, 2009, the Company had three properties classified as held for sale in accordance with SFAS No. 144, which requires that depreciation on these properties be stopped.

Under the provisions of the SFAS No.144, Accounting for Impairment or Disposal of Long-Lived Assets, which was primarily codified into ASC Topic 205-20 "Presentation of Financial Statements - Discontinued Operations, for properties disposed of during the year or for properties for which the Company actively markets for sale at a price that is reasonable in relation to its market value, the properties are required to be classified as held for sale on the balance sheet and accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these properties have been reclassified from continuing operations for the three months ended December 31, 2009 and 2008 and reported as income from discontinued operations in the consolidated statements of operations.

Earnings Per Share

Basic income(loss) per share is computed by dividing net income(loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income(loss) per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options and restricted stock units. As of December 31, 2009, the Company had 15,000 stock options that were considered potentially dilutive common shares and 87,000 stock options that were considered anti-dilutive. As of December 31, 2008, the Company had 75,000 stock options that were considered potentially dilutive common shares and 42,000 stock options that were considered anti-dilutive.


NOTE 2 - INVESTMENT IN HOTEL, NET

Hotel property and equipment consisted of the following:

                                             Accumulated        Net Book
As of December 31, 2009      Cost           Depreciation         Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     18,071,000        (12,915,000)       5,156,000
Building and improvements   54,684,000        (18,567,000)      36,117,000
                          ------------       ------------     ------------
                          $ 75,493,000       $(31,482,000)    $ 44,011,000
                          ============       ============     ============

                                             Accumulated        Net Book
As of June 30, 2009           Cost           Depreciation         Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     15,964,000        (11,262,000)       4,702,000
Building and improvements   55,241,000        (17,890,000)      37,351,000
                          ------------       ------------     ------------
                          $ 73,943,000       $(29,152,000)    $ 44,791,000
                          ============       ============     ============

NOTE 3 - INVESTMENT IN REAL ESTATE, NET

Investment in real estate included the following:


                                          December 31, 2009     June 30, 2009
                                          ------------------     -------------

  Land                                    $  23,595,000          $ 23,595,000
  Buildings, improvements and equipment      59,378,000            59,330,000
  Accumulated depreciation                  (22,892,000)          (21,923,000)
                                             ----------            ----------
                                          $  60,081,000          $ 61,002,000
                                             ==========            ==========


NOTE 4 - PROPERTY HELD FOR SALE AND DISCONTINUED OPERATIONS

As of December 31, 2009, the Company had listed for sale its 249-unit apartment building located in Austin, Texas, its 132-unit apartment located in San Antonio, Texas and its 24-unit apartment located in Los Angeles, California (all three were classified as Held for Sale on the balance sheet). Under the provisions of the SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, for properties disposed of or listed for sale during the year, the revenues and expenses are accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these three properties have been reclassified from continuing operations for the three and six months ended December 31, 2009 and 2008 and are reported as income from discontinued operations in the consolidated statements of operations.

The revenues and expenses from the operation of these three properties during the three and six months ended December 31, 2009 and 2008, are summarized as follows:

For the three months ended December 31,      2009              2008
                                          ----------        ----------
      Revenues                            $  701,000       $   761,000
      Expenses                              (582,000)         (691,000)
                                          ----------        ----------
       Income                             $  119,000       $    70,000
                                          ==========        ==========

For the six months ended December 31,        2009              2008
                                          ----------        ----------
      Revenues                            $1,395,000       $ 1,514,000
      Expenses                            (1,205,000)       (1,344,000)
                                          ----------        ----------
       Income                             $  190,000       $   170,000
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

At December 31, 2009, all of the Company's marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

                             Gross              Gross             Net                Fair
Investment    Cost       Unrealized Gain   Unrealized Loss    Unrealized Gain        Value
---------- -----------   ---------------   ---------------    ---------------     -----------
As of December 31, 2009
Corporate
Equities   $ 6,621,000      $2,010,000         ($956,000)        $1,054,000         $7,675,000


As of June 30, 2009

Corporate
Equities   $ 8,170,000       $7,075,000       ($1,325,000)        $5,750,000       $13,920,000


As of December 31, 2009 and June 30, 2009, the Company had unrealized losses of $938,000 and $968,000, respectively, related to securities held for over one year.

Net gain(loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains(losses). Below is the composition of the net gain(loss) for the three and six months ended December 31, 2009 and 2008, respectively.


For the three months ended December 31,                 2009             2008
                                                    -----------      -----------
Realized gain on marketable securities              $ 4,000,000      $    55,000
Unrealized (loss)gain on marketable securities       (3,818,000)         390,000
                                                    -----------      -----------
Net gain on marketable securities                   $   182,000      $   445,000
                                                    ===========      ===========


For the six months ended December 31,                  2009             2008
                                                    -----------      -----------
Realized gain on marketable securities              $ 4,148,000      $ 1,137,000
Unrealized (loss)gain on marketable securities       (5,288,000)         951,000
                                                    -----------      -----------
Net (loss)gain on marketable securities             $(1,140,000)     $ 2,088,000
                                                    ===========      ===========

NOTE 6 - OTHER INVESTMENTS, NET

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments net of other than temporary impairment losses.

As of December 31, 2009 and June 30, 2009, the Company had net other investments of $6,651,000 and $6,567,000, respectively, which consist of the following:

            Type                       December 31, 2009     June 30, 2009
   ---------------------------         -----------------  ----------------
   Private equity hedge fund           $       4,701,000  $      5,517,000
   Corporate debt instruments                  1,550,000         1,050,000
   Warrants                                      400,000                 -
                                       -----------------  ----------------
                                       $       6,651,000  $      6,567,000
                                       =================  ================

During the three months ended December 31, 2009 and 2008, the Company recorded impairment losses on other investments of $917,000 and $0, respectively. During the six months ended December 31, 2009 and 2008, the Company recorded impairment losses on other investments of $917,000 and $595,000, respectively.

As of December 31, 2009, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $174,000 and a fair market value of $400,000. The unrealized gain of $226,000 related to these warrants were included in the Company's consolidated statement of operations.

Derivative financial instruments, as defined in ASC 815-10-15-83 Derivatives and Hedging (pre-Codification FAS No. 133 Accounting for Derivative Financial Instruments and Hedging Activities ), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value on the Company's consolidated balance sheet with the related unrealized gain or loss recorded in the Company's consolidated statement of operations. The Company used the Black-Scholes option valuation model to estimate the fair value these instruments which requires management to make significant assumptions including trading volatility, estimated terms, and risk free rates. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based models are highly volatile and sensitive to changes in the trading market price of the underlying common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company's consolidated statement of operations will reflect the volatility in these estimate and assumption changes.


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

Level 3: Unobservable inputs that reflect the reporting entity's own assumptions

The assets measured at fair value on a recurring basis as of December 31, 2009 are as follows:


Assets:                                 Level 1   Level 2   Level 3    December 31, 2009
-----------                          -----------  -------   -------    -----------------
Cash                                 $ 1,920,000 $      -  $      -     $   1,920,000
Restricted cash                        1,769,000        -         -         1,769,000
Investment in marketable securities    7,675,000        -         -         7,675,000
Other investments - warrants                   -  400,000         -           400,000
                                      ----------- -------   --------     -------------
                                     $11,364,000 $400,000   $     -      $ 11,764,000
                                     ===========  =======   ========     =============

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date. The fair value of the warrants was determined based upon a Black-Scholes option valuation model.

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above include "Other investments in non-marketable securities," that were initially measured at cost and have been written down to fair value as a result of impairment. The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis as of December 31, 2009:

                                                                                              Gain(Loss)for the
                                                                                            Six months ended
Assets:                            Level 1   Level 2      Level 3    December 31, 2009     December 31, 2009
-----------                        -------   -------     ---------   ------------------     ------------------
Other non-marketable investments   $     -   $     -     $6,251,000       $6,251,000               $ (917,000)


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


NOTE 8 - LINE OF CREDIT

The Partnership has a $2,500,000 unsecured revolving line of credit facility with a bank that was to mature on February 2, 2010. On January 13, 2010, the Partnership received an extension of the maturity date from the bank to April
30, 2010.   Borrowings under the line of credit bear interest at Prime plus
3.0% per annum or based on the Wall Street Journal Prime Rate (3.25%) plus 3.0% per annum, floating, (but subject to a minimum floor rate at 5.0% per annum). The interest rate at December 31, 2009 was 6.25%. The outstanding balance on the line of credit was $2,500,000 and $1,811,000 as of December 31, 2009 and June 30, 2009, respectively. Borrowings under the line of credit are subject to certain financial covenants, which are measured annually at June 30th and December 31st based on the credit arrangement. The Partnership was not in compliance with the financial covenants as of December 31, 2009, but is working with the bank on a waiver of such non-compliance as well as a longer term extension.


NOTE 9 - TERMINATION OF GARAGE LEASE

Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby Justice purchased all of Evon's right title and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. Justice also agreed to assume Evon's contract with Ace Parking for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The purchase price for the garage lease and related assets was approximately $755,000, payable in one down payment of approximately $28,000 and 26 equal monthly installments of approximately $29,000, which includes interest at the rate of 2.4% per annum. Future installment payments as of December 31, 2009 are as follows:

       For the year ending June 30,

                  2010     $174,000
                  2011      144,000
                           --------
                   Total   $318,000
                           ========

As of December 31, 2009, the present value of the liability of $318,000 was included in the accounts payable and other liabilities balance of $12,288,000 on the Company's condensed consolidated balance sheet.


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

Pursuant to a further exchange offer authorized by the Compensation Committee, a total of 4,775 RSUs were issued to five holders of Non-Employee Director stock options in exchange for a total of 15,000 stock options which were surrendered to the Company on June 30, 2009. The number of RSUs issued was determined by multiplying the number of options that were surrendered by the difference between the exercise price of the options surrendered ($8.17) and the closing price of the Company's common stock on June 30, 2009 of $11.99, with that product divided by the closing price of the common stock on June 30, 2009. No additional compensation expense was recognized related to the exchange as the fair market value of the options immediately prior to the exchange, approximated the fair value of the RSUs on the day of issuance. The 4,775 RSUs issued pursuant to that exchange offer vested on January 7, 2010.

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

The table below summarizes the RSUs granted and outstanding.

                                           Number of RSUs
                                           --------------
RSUs outstanding as of June 30, 2009               95,215
Granted                                                 -
Converted to common stock                         (60,440)
                                           --------------
RSUs outstanding as of December 31, 2009           34,775
                                           ==============

The following table summarizes the stock options outstanding as of December 31, 2009:

                                      Number of         Weighted-average
                                       Shares            Exercise Price
                                      ----------         ---------------
Outstanding at June 30, 2009             102,000                  $12.47
Granted                                        -                       -
Exercised                                      -                       -
Forfeited                                      -                       -
Exchanged                                      -                       -
                                      ----------         ---------------
Outstanding at December 31, 2009         102,000                  $12.47
                                      ==========         ===============

Exercisable at December 31, 2009          99,750                  $12.15
                                      ==========         ===============

The range of exercise prices for the outstanding and exercisable options as of December 31, 2009 are as follows:


                           Number of   Range of        Weighted Average  Weighted Average
                           Options     Exercise Price  Exercise Price    Remaining Life
                           ---------   --------------  ----------------  ----------------
Outstanding options        102,000     $8.17-$18.00      $ 12.47           2.65 years
Exercisable options         99,750     $8.17-$18.00      $ 12.15           2.66 years


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

Information below represents reported segments for the three and six months ended December 31, 2009 and 2008. Operating income(loss) from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income for investment transactions consist of net investment gain(loss) and dividend and interest income.



As of and for the
Three months ended            Hotel      Real Estate   Investment                                 Discontinued
December 31, 2009          Operations    Operations   Transactions      Other       Subtotal       Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $ 8,368,000   $ 2,982,000   $         -   $         -   $ 11,350,000   $    701,000   $ 12,051,000
Operating expenses          (7,791,000)   (1,937,000)            -      (451,000)   (10,179,000)      (404,000)   (10,583,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)from operations    577,000     1,045,000             -      (451,000)     1,171,000        297,000      1,468,000

Interest expense              (729,000)     (775,000)            -             -     (1,504,000)      (178,000)    (1,682,000)
Loss from investments                -             -      (806,000)            -       (806,000)             -       (806,000)
Income tax benefit(expense)          -             -             -       347,000        347,000        (48,000)       299,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (152,000)  $   270,000   $  (806,000)  $  (104,000)  $   (792,000) $      71,000   $   (721,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $44,011,000   $60,081,000   $14,326,000   $ 8,103,000   $126,521,000  $   9,811,000   $136,332,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


As of and for the
Three months ended            Hotel      Real Estate    Investment                                 Discontinued
December 31, 2008          Operations    Operations    Transactions      Other       Subtotal       Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------

Operating income           $ 8,644,000   $ 3,080,000             -   $         -   $ 11,724,000   $    761,000   $ 12,485,000
Operating expenses          (9,130,000)   (2,168,000)            -      (423,000)   (11,721,000)      (500,000)   (12,221,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)from operations   (486,000)      912,000             -      (423,000)         3,000        261,000        264,000

Interest expense              (724,000)     (827,000)            -             -     (1,551,000)      (191,000)    (1,742,000)
Income from investments              -             -       191,000             -        191,000              -        191,000
Income tax benefit(expense)          -             -             -       284,000        284,000        (26,000)       258,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,210,000)   $   85,000   $   191,000   $  (139,000)  $ (1,073,000)  $     44,000   $ (1,029,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $41,740,000   $64,468,000   $13,797,000   $16,406,000   $136,411,000   $  9,672,000   $146,083,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


As of and for the
Six months ended             Hotel       Real Estate   Investment                                 Discontinued
December 31, 2009          Operations    Operations   Transactions      Other       Subtotal       Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $16,898,000   $ 5,936,000   $         -   $         -   $ 22,834,000   $  1,395,000   $ 24,229,000
Operating expenses         (15,848,000)   (4,041,000)            -      (716,000)   (20,605,000)      (848,000)   (21,453,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)from operations  1,050,000     1,895,000             -      (716,000)     2,229,000        547,000      2,776,000

Interest expense            (1,442,000)   (1,575,000)            -             -     (3,017,000)      (357,000)    (3,374,000)
Loss from investments                -             -    (2,427,000)            -     (2,427,000)             -     (2,427,000)
Income tax benefit(expense)          -             -             -     1,054,000      1,054,000        (77,000)       977,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (392,000)  $   320,000   $(2,427,000)  $   338,000   $ (2,161,000) $     113,000   $ (2,048,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $44,011,000   $60,081,000   $14,326,000   $ 8,103,000   $126,521,000  $   9,811,000   $136,332,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


As of and for the
Six months ended             Hotel       Real Estate  Investment                                  Discontinued
December 31, 2008          Operations    Operations   Transactions      Other       Subtotal        Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------

Operating income           $17,943,000   $ 6,210,000             -   $         -   $ 24,153,000   $  1,514,000   $ 25,667,000
Operating expenses         (17,519,000)   (4,305,000)            -      (804,000)   (22,628,000)      (971,000)   (23,599,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)from operations    424,000     1,905,000             -      (804,000)     1,525,000        543,000      2,068,000

Interest expense            (1,443,000)   (1,657,000)            -             -     (3,100,000)      (373,000)    (3,473,000)
Income from investments              -             -       961,000             -        961,000              -        961,000
Income tax benefit(expense)          -             -             -        15,000         15,000        (67,000)       (52,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,019,000)  $   248,000   $   961,000   $  (789,000)   $  (599,000)  $    103,000    $  (496,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $41,740,000   $64,468,000   $13,797,000   $16,406,000   $136,411,000   $  9,672,000   $146,083,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


NOTE 12 - RELATED PARTIES

Four of the Company's Directors serve as directors of InterGroup and three of the Company's Directors serve as directors of Santa Fe.

Evon, a general partner of Justice, was the lessee of the parking garage until September 30, 2008. Under the terms of the lease agreement, Evon paid the Partnership rent of $399,000 for the six months ended December 31, 2008. As discussed in Note 9, Justice and Evon entered into an installment sale agreement whereby Justice purchased the remaining term of the lease agreement and related assets for a total of approximately $755,000.

During the three and six months ended December 31, 2009, the Company received management fees from Justice Investors totaling $72,000 and $151,000, respectively. These amounts were eliminated in consolidation.

John V. Winfield serves as Chief Executive Officer and Chairman of the Company, Portsmouth and Santa Fe. Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Portsmouth and Santa Fe may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Portsmouth and Santa Fe, at risk in connection with investment decisions made on behalf of the Company.


NOTE 13 - PROFORMA DISCLOSURE UPON ADOPTION OF ASC 810-10 ("CONSOLIDATION")

As discussed in Note 1, the Company adopted ASC Topic No. 810-10,
"Consolidation," effective July 1, 2009, which requires a retrospective adoption of the presentation and disclosure of previously existing minority interest. Prior to the adoption of ASC Topic No. 810-10, the Company absorbed 100% of the net loss and accumulated deficit of Justice Investors as of June

30, 2009. Hence, the minority interest in Justice as of June 30, 2009 and for each of the three quarters ended June 30, 2009 were $0. For purposes of presentation, the deficit noncontrolling interest was reclassified in the consolidated balance sheet as of June 30, 2009. However, the losses attributed to the noncontrolling interest were not adjusted in the consolidated statement of operations for the three months ended September 30, 2008, and for the three and six months ended December 31, 2008.

Below are the pro-forma consolidated net losses of the Company for the three months ended September 30, 2008, and for the three and six months ended December 31, 2008, assuming ASC Topic 810-10 had been adopted in those periods.


                                                       Proforma            Proforma                Proforma
                                                  Three Months Ended    Three Months Ended     Six Months Ended
                                                  September 30, 2008    December 31, 2008     December 31, 2008
                                                  ------------------    ------------------    -----------------
Net income (loss)                                   $      533,000        $   (1,029,000)       $     (496,000)
Less: net loss attributable to the
noncontrolling interest                                     75,000               836,000               911,000
                                                    --------------        --------------        --------------
Net income(loss) attributable to Intergroup         $      608,000        $     (193,000)       $      415,000
                                                    ==============        ==============        ==============

Basic and diluted income(loss) per share
 attributable to Intergroup                         $         0.26        $        (0.09)       $         0.18
                                                    ==============        ==============        ==============

Below are the consolidated net losses as reported in the consolidated financial statements for the three months ended September 30, 2008, and for the three and six months ended December 31, 2008:

                                                  Three Months Ended    Three Months Ended      Six Months Ended
                                                  September 30, 2008    December 31, 2008       December 31, 2008
                                                  ------------------    ------------------      -----------------
Net income (loss)                                   $      533,000        $   (1,029,000)       $     (496,000)
Less: net loss attributable to the
noncontrolling interest                                    138,000               315,000               453,000
                                                    --------------        --------------        --------------
Net income(loss) attributable to Intergroup         $      671,000        $     (714,000)       $      (43,000)
                                                    ==============        ==============        ==============

Basic and diluted income(loss) per share
 attributable to Intergroup                         $         0.29        $        (0.30)       $        (0.02)
                                                    ==============        ==============        ==============


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

Concurrent with the leasing of its Moraga office building, the Company leased a smaller 2,915 square foot office space located at 10940 Wilshire Blvd., Suite 2150, Los Angeles, CA 20024 to serve as its new principal executive office. The Wilshire office lease is for an initial term of seven years at a monthly base rent of $2.75 per square foot with an option to extend the term for an additional three years. The downsizing of the Company's office space is expected to result in savings of administrative costs.


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

Until December 31, 2008, the Partnership also derived income from the lease of the parking garage to Evon. Effective October 1, 2008, Justice entered into an installment sale agreement with Evon to purchase the remaining term of the garage lease and related garage assets, and assumed the contract with Ace Parking for the operations of the garage. Justice also leases a portion of the lobby level of the Hotel to a day spa operator. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership's assets. Those fees are eliminated in consolidation.

In addition to the operations of the Hotel, the Company also generates income from the ownership of real estate. Properties include apartment complexes, commercial real estate, and two single-family houses as strategic investments.

The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company's residential rental properties in California are managed by professional third party property management companies and the rental properties outside of California are managed by the Company. The commercial real estate in California is also managed by the Company.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.


Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

The Company had a net loss of $721,000 for the three months ended December 31, 2009 compared to net loss of $1,029,000 for the three months ended December 31, 2008. The decrease in the net loss is primarily attributable to the decrease in the net loss from hotel operations and the improvement in real estate operations, partially offset by the loss from investing activities.

During the three months ended December 31, 2009, the Company had a loss on hotel operations of $152,000 compared to a loss of $1,210,000 for the three months ended December 31, 2008. The significant reduction in that loss was primarily attributable to a reduction in hotel operating expenses as a percentage of hotel revenues in the current period and a one-time loss related to the termination of the hotel garage lease in the amount of $684,000 which was incurred in the three months ended December 31, 2008.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2009 and 2008.


For the three months ended December 31,                         2009            2008
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                                $ 6,474,000    $  6,612,000
 Food and beverage                                            1,118,000       1,268,000
 Garage                                                         598,000         571,000
 Other operating departments                                    178,000         193,000
                                                             ----------      ----------
  Total hotel revenues                                        8,368,000       8,644,000

Operating expenses, excluding loss on termination of
 garage lease, interest, depreciation and amortization       (6,543,000)     (7,277,000)
                                                             ----------      ----------
Operating income before loss on termination of garage lease,
  interest, depreciation and amortization                     1,825,000       1,367,000

Loss on termination of garage lease                                   -        (684,000)
Interest expense                                               (729,000)       (724,000)
Depreciation and amortization expense                        (1,248,000)     (1,169,000)
                                                             ----------      ----------
Income (loss) from hotel operations                         $  (152,000)    $(1,210,000)
                                                             ==========      ==========

For the three months ended December 31, 2009, the Hotel generated operating income of approximately $1,825,000, before interest, depreciation and amortization, on operating revenues of approximately $8,368,000 compared to operating income of approximately $1,367,000 before the loss on termination of garage lease, interest, depreciation and amortization, on operating revenues of approximately $8,644,000 for the three months ended December 31, 2008. The increase in Hotel operating income is primarily attributable to a significant decline in operating expenses and an increase in garage revenues, partially offset by a decrease in room and food and beverage revenues.

Room revenues decreased by approximately $138,000 for the three months ended December 31, 2009 when compared to the three months ended December 31, 2008 and food and beverage revenues decreased by approximately $150,000 for the same period. The decrease in room revenues was primarily attributable to a decline in average daily room rates as hotels in the San Francisco market continue to reduce room rates in an effort to maintain occupancy levels in a very competitive market as economic conditions continue to be very challenging. Many hotels have been forced to adopt this strategy due to a severe reduction in higher rated corporate and group business travel, which has been replaced by discounted business from Internet channels. The decrease in food and beverage revenues is primarily attributable to decline in banquet and catering business as companies continue with cuts in business travel, corporate meetings and events.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended December 31, 2009 and 2008.


Three Months Ended         Average           Average
  December 31,            Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2009                   $149              87%              $129
      2008                   $167              79%              $132

The operations of the Hotel continued to be impacted by the significant downturn in the domestic and international economies and markets. The Hotel's average daily room rate was approximately $18 lower for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. However, due to increased sales and marketing efforts in the face of difficult economic conditions and greater competition, the Hotel was able to boost occupancy rates by approximately 10% over the comparable period. As a result, the Hotel was able to achieve a RevPar number that was near the top of its competitive set.

Management has also continued to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to stabilize and maintain operating income of the Hotel. As a result, operating expenses excluding loss on termination of garage lease, interest, depreciation and amortization for the three months ended December 31, 2009 decreased by approximately $734,000 from the three months ended December 31, 2008, despite the Hotel maintaining higher occupancy levels. Management will continue to explore new and innovative ways to improve operations and enhance the guest experience.

While operating in difficult economy, management was able to improve its real estate operations by reducing operating expenses and its interest expense. The Company had real estate revenues of $2,982,000 for the three months ended December 31, 2009 compared with revenues of $3,080,000 for the three months ended December 31, 2008. While revenues declined by $98,000 as the result of operating in a tougher economy, management was able to reduce real estate operating expenses by $192,000. Interest expense also decreased to $772,000 from $827,000 as the result reducing interest rates through refinancing certain properties over the past twelve months and also to a lesser extent, interest rates resetting lower on a certain number of our properties located in Los Angeles, California. Management continues to review and analyze the Company's real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

As of December 31, 2009, the Company had listed for sale its 249-unit apartment building located in Austin, Texas, its 132-unit apartment located in San Antonio, Texas and its 24-unit apartment located in Los Angeles, California. These properties are classified as held for sale on the Company's condensed consolidated balance sheet with the operations of these properties classified under discontinued operations in the condensed consolidated statements of operations.

The Company had a net gain on marketable securities of $182,000 for the three months ended December 31, 2009 compared to a gain of $445,000 for the three months ended December 31, 2008. For the three months ended December 31, 2009, the Company had a net realized gain of $4,000,000 and a net unrealized loss of $3,818,000. For the three months ended December 31, 2008, the Company had a net realized gain of $55,000 and net unrealized gain of $390,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of December 31, 2009, the Company had net other investments of $6,651,000. Included in other investments are investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. The Company recorded an unrealized gain of $226,000 related to these warrants during the three months ended December 31, 2009. During the three months ended December 31, 2009 and 2008, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $917,000 and $0, respectively.

Margin interest and trading expenses increased to $352,000 for the three months ended December 31, 2009 from $301,000 for the three months ended December 31, 2008 primarily as the result of the increase in margin interest expense related to the increase in the use of margin.

The provision for income tax benefit as a percentage of the loss before taxes was lower for the three months ended December 31, 2008 as compared to the three months ended December 31, 2009 primarily as the result of the Company having to recognize 100% of the net loss from the hotel operations for financial statement purposes for the three months ended December 31, 2008, however, for tax purposes, the Company is only allowed to record an income tax benefit related to 50%(the Company's ownership percentage) of the net loss from hotel operations.

Six Months Ended December 31, 2009 Compared to the Six Months Ended December 31, 2008

The Company had net loss of $2,048,000 for the six months ended December 31, 2009 compared to net loss of $496,000 for the six months ended December 31, 2008. The increase in the net loss is primarily due to the significant loss from investment activities partially offset by the improvement in the hotel and real estate operations.

During the six months ended December 31, 2009, the Company had a loss on hotel operations of $392,000 compared to a loss of $1,019,000 during the six months ended December 31, 2008. The reduction in that loss was primarily attributable to a one-time loss related to the termination of the hotel garage lease in the amount of $684,000 which was incurred in the three months ended December 31, 2008.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2009 and 2008.


For the six months ended December 31,                           2009            2008
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                                $13,206,000     $14,200,000
 Food and beverage                                            2,069,000       2,527,000
 Garage                                                       1,266,000         970,000
 Other operating departments                                    357,000         246,000
                                                             ----------      ----------
  Total hotel revenues                                       16,898,000      17,943,000
                                                             ----------      ----------
Operating expenses, excluding loss on termination of
 garage lease, interest, depreciation and amortization      (13,419,000)    (14,519,000)
                                                             ----------      ----------
Operating income before loss on termination of garage lease,
  interest, depreciation and amortization                     3,479,000       3,424,000

Loss on termination of garage lease                                   -        (684,000)
Interest expense                                             (1,442,000)     (1,443,000)
Depreciation and amortization expense                        (2,429,000)     (2,316,000)
                                                             ----------      ----------
Loss from hotel operations                                  $  (392,000)    $(1,019,000)
                                                             ==========      ==========

For the six months ended December 31, 2009, the Hotel generated operating income of approximately $3,479,000 before interest, depreciation and amortization, on operating revenues of approximately $16,898,000 compared to operating income of approximately $3,424,000 before the loss on termination of garage lease, interest, depreciation and amortization, on operating revenues of approximately $17,943,000 for the six months ended December 31, 2008. The increase in Hotel operating income is primarily attributable to a significant decline in operating expenses and an increase in garage revenues resulting from the termination of the garage lease in October 2008 and integration of those operations into those of the Hotel, partially offset by a decrease in room and food and beverage revenues.

Room revenues decreased by approximately $994,000 for the six months ended December 31, 2009 when compared to the six months ended December 31, 2008 and food and beverage revenues decreased by approximately $458,000 for the same period. The decrease in room revenues was primarily attributable to a decline in average daily room rates as hotels in the San Francisco market continue to reduce room rates in an effort to maintain occupancy levels in a very competitive market as economic conditions continue to be very challenging. Many hotels have been forced to adopt this strategy due to a severe reduction in higher rated corporate and group business travel, which has been replaced by discounted business from Internet channels. The decrease in food and beverage revenues is primarily attributable to decline in banquet and catering business as companies continue with cuts in business travel, corporate meetings and events.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the six months ended December 31, 2009 and 2008.

 Six Months Ended          Average           Average
   December 31,           Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2009                   $148              89%              $132
      2008                   $177              80%              $142


The operations of the Hotel continued to be impacted by the significant downturn in the domestic and international economies and markets. Room rates continue to be the toughest challenge as the Hotel's average daily room rate was approximately $29 lower for the six months ended December 31, 2009 compared to the six months ended December 31, 2008. However, due to increased sales and marketing efforts in the face of difficult economic conditions and greater competition, the Hotel was able to boost occupancy rates by approximately 10% over the comparable period. As a result, the Hotel was able to achieve a RevPar number that was near the top of its competitive set.

Management has continued to focus on ways to improve efficiencies and reduce operating costs and other expenses in its efforts to stabilize and maintain operating income of the Hotel. As a result, operating expenses excluding loss on termination of garage lease, interest, depreciation and amortization for the six months ended December 31, 2009 decreased by approximately $1,100,000 from the six months ended December 31, 2008, despite the Hotel maintaining higher occupancy levels. Management will continue to explore new and innovative ways to improve operations and enhance the guest experience.

While operating in this difficult economy, management was able to improve its real estate operations by reducing operating expenses and its interest expense. The Company had real estate revenues of $5,936,000 for the six months ended December 31, 2009 compared with revenues of $6,210,000 for the six months ended December 31, 2008. While revenues declined by $274,000 as the result of operating in a tougher economy, management was able to reduce real estate operating expenses and interest expense by $175,000 and $82,000, respectively. Interest expense decreased as the result reducing interest rates through refinancing certain properties over the past twelve months and also to a lesser extent, interest rates resetting lower on a certain number of our properties located in Los Angeles, California. Management continues to review and analyze the Company's real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

As of December 31, 2009, the Company had listed for sale its 249-unit apartment complex located in Austin, Texas and its 132-unit apartment complex located in San Antonio, Texas. These properties are classified as held for sale on the Company's condensed consolidated balance sheet with the operations of these properties classified under discontinued operations in the condensed consolidated statements of operations.

The Company had a net loss on marketable securities of $1,140,000 for the six months ended December 31, 2009 compared to a net gain of $2,088,000 for the six months ended December 31, 2008. For the six months ended December 31, 2009, the Company had a net realized gain of $4,148,000 and a net unrealized loss of $5,288,000. For the six months ended December 31, 2008, the Company had a net realized gain of $1,137,000 and net unrealized gain of $951,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of December 31, 2009, the Company had net other investments of $6,651,000. Included in other investments are investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. The Company recorded an unrealized gain of $226,000 related to these warrants during the six months ended December 31, 2009. During the six months ended December 31, 2009 and 2008, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $917,000 and $595,000, respectively.

Margin interest and trading expenses increased to $728,000 for the six months ended December 31, 2009 from $639,000 for the six months ended December 31, 2008 primarily as the result of the increase in margin interest expense related to the increase in the use of margin.

The provision for income tax benefit as a percentage of the loss before taxes was lower for the six months ended December 31, 2008 as compared to the six months ended December 31, 2009 primarily as the result of the Company having to recognize 100% of the net loss from the hotel operations for financial statement purposes for the six months ended December 31, 2008, however, for tax purposes, the Company is only allowed to record an income tax benefit related to 50%(the Company's ownership percentage) of the net loss from hotel operations.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company's investment portfolio is diversified with 59 different equity positions. The portfolio contains two individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 18.2% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of December 31, 2009 and June 30, 2009, the Company had investments in marketable equity securities of $7,675,000 and $13,920,000, respectively. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of December 31, 2009 and June 30, 2009.

   As of December 31, 2009
                                                              % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
   --------------                      ------------           ----------
   REITs                               $  2,969,000               38.7%
   Investment funds                       1,684,000               21.9%
   Financial services                     1,181,000               15.4%
   Technology                               231,000                3.0%
   Other                                  1,610,000               21.0%
                                       ------------           ----------
                                       $  7,675,000              100.0%
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

As of December 31, 2009 and June 30, 2009, the Company had net other investments of $6,651,000 and $6,567,000, respectively. As of December 31, 2009, the Company had a net other investment in a public company in a basic materials sector totaling $1,082,000. As of December 31, 2009, the Company holds notes and convertible notes of this company totaling approximately $11,209,000 which includes $8,097,000 of principal and $3,112,000 of accrued interest and penalties.

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the indicated periods.

For the three months ended December 31,        2009                   2008
                                          --------------        --------------
Net gain on marketable securities         $      182,000        $      445,000
Net unrealized gain on other investments         226,000                     -
Impairment loss on other investments            (917,000)                    -
Dividend & interest income                        55,000                47,000
Margin interest expense                         (129,000)              (43,000)
Trading and management expenses                 (223,000)             (258,000)
                                           -------------         -------------
                                           $    (806,000)          $   191,000
                                           =============         =============

For the six months ended December 31,          2009                   2008
                                          --------------        --------------
Net (loss)gain on marketable securities    $ (1,140,000)          $  2,088,000
Net unrealized gain on other investments        226,000                     -
Impairment loss on other investments           (917,000)              (595,000)
Dividend & interest income                      132,000                107,000
Margin interest expense                        (265,000)              (102,000)
Trading and management expenses                (463,000)              (537,000)
                                           ------------           ------------
                                           $ (2,427,000)          $    961,000
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

The Hotel started to generate cash flows from its operations in June 2006. For the six months ended September 30, 2008, Justice paid a total of $850,000 in limited partnership distributions, of which the Company received $425,000. Following the payment of those distributions, the San Francisco hotel market began to feel the full impact of the significant downturn in domestic and international economies that continued throughout fiscal 2009 and into fiscal 2010. As a result, no partnership distributions were paid for the six months ended December 31, 2009. Since no significant improvement in economic conditions is expected in the lodging industry until sometime during the second half of calendar 2010, no limited partnership distributions are anticipated in the foreseeable future. The general partners will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. As a result, total general partner fees paid to Portsmouth for the three months ended December 31, 2009 increased to $151,000, compared to $97,000 for the three months ended December 31, 2008.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $27,986,000 as of December 31, 2009.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,393,000 as of December 31, 2009.

Justice also has a $2,500,000 unsecured revolving line of credit facility from EastWest Bank (formerly United Commercial Bank) that can be used for short term business requirements. The line of credit was to mature on February 2, 2010, but the Partnership received an extension of the maturity date to April 30, 2010. Borrowings bear interest at an annual interest rate based on the Wall Street Journal Prime Rate plus 3%, floating, with an interest rate floor of 5%. As of December 31, 2009, there was a balance of approximately $2,500,000 drawn by Justice under the line of credit facility, with an annual interest rate of 6.25% (Prime at 3.25% as of December 31, 2009, plus 3%). The Partnership was not in compliance with the financial covenants of its line of credit as of December 31, 2009, but is working with the bank on a waiver of such non-compliance as well as a longer term extension.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company's material financial obligations as of December 31, 2009.


                                    Total        Year 1       Year 2       Year 3        Year 4      Year 5      Thereafter
                                ------------   ----------   ----------   ----------   -----------   ----------   -----------
Mortgage notes payable          $117,430,000   $1,074,000   $2,335,000   $5,561,000   $34,073,000   $3,338,000   $71,049,000
Line of credit                     2,500,000    2,500,000            -            -             -            -             -
Other notes payable                  383,000      204,000      179,000            -             -            -             -
Leases                             1,623,000      264,000      526,000      297,000       222,000      122,000       192,000
                                 -----------    ---------    ---------    ---------    ----------    ---------    ----------
Total                           $121,936,000   $4,042,000   $3,040,000   $5,858,000   $34,295,000   $3,460,000   $71,241,000



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



                                PART II
                           OTHER INFORMATION

Item 5. Other Information

On October 15, 2009, the Company received notice from the Listing Qualifications Staff of the NASDAQ Stock Market LLC (the "Staff") indicating that the Company no longer satisfied the minimum $2.5 million stockholders' equity requirement for continued listing on The NASDAQ Capital Market, as set forth in Listing Rule 5550(b) (the "Rule"). The Company subsequently submitted a plan to evidence compliance with the Rule for the Staff's review. The Staff thereafter granted the Company an extension through January 28, 2010 to effectuate the plan and evidence compliance with the Rule, which extension represented the full extent of the Staff's discretion at that time. However, as a result of changes to NASDAQ's Listing Rules that were recently approved by the SEC, which provide the Staff with the discretion to provide additional time to companies under certain circumstances, the Company received a letter from the Staff on February 5, 2010, requesting an update regarding the Company's plan to regain compliance with the Rule. The Company submitted the requested update on February 12, 2010.

Under current NASDAQ rules, and within the Staff's discretion, the Company could be granted additional time, up to 75 calendar days from January 28, 2010 (or April 13, 2010), to regain compliance with the Rule. If the Staff does not grant the Company additional time, or the Company cannot evidence compliance within the additional period provided by the Staff, the Staff will issue a delist determination letter notifying the Company that its common stock is subject to delisting, unless the Company requests a hearing before a NASDAQ Listings Qualification Panel (the "Panel"). If the Company receives a delisting notice, the Company intends to timely request a hearing before the Panel and, accordingly, the Company's common stock would remain listed on The NASDAQ Capital Market pending a final determination by the Panel following the hearing. Under NASDAQ's Listing Rules, the Panel may, in its discretion, determine to continue the Company's listing pursuant to an exception to the Rule for a maximum of 180 calendar days from the date of the Staff's delist determination letter in order to permit the Company adequate time to effectuate its plan and regain compliance with the Rule. There can be no assurance that the Panel would grant the Company additional time or that the Company's efforts to maintain the listing of its common stock on NASDAQ would be successful.


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


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: February 12, 2010               by      /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 12, 2010               by      /s/ David Nguyen
                                              ------------------------------
                                              David Nguyen, Treasurer
                                              and Controller
                                             (Principal Financial Officer)