Form 10-Q
period 2010-03-31
INTERGROUP CORP
filed 2010-05-13
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-Q

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

                                   INDEX
                          THE INTERGROUP CORPORATION



PART  I.  FINANCIAL INFORMATION                                       PAGE

  Item 1.  Condensed Consolidated Financial Statements:

  Condensed Consolidated Balance Sheets(Unaudited)
   As of March 31, 2010 and June 30, 2009                               3

  Condensed Consolidated Statements of Operations(Unaudited)
   For the Three Months ended March 31, 2010 and 2009                   4

  Condensed Consolidated Statements of Operations(Unaudited)
   For the Nine Months ended March 31, 2010 and 2009                    5

  Condensed Consolidated Statements of Cash Flows(Unaudited)
   For the Nine months ended March 31, 2010 and 2009                    6

  Notes to Condensed Consolidated Financial Statements (Unaudited)      7

  Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            23

  Item 4T. Controls and Procedures                                     34


PART II. OTHER INFORMATION

Item 6. Exhibits                                                       34


SIGNATURES                                                             35

                              PART I
                       FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements


                                THE INTERGROUP CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                                                 March 31, 2010      June 30, 2009
                                                                 --------------      -------------
ASSETS
  Investment in hotel, net                                         $ 43,098,000       $ 44,791,000
  Investment in real estate, net                                     59,645,000         61,002,000
  Properties held for sale                                            9,849,000          9,679,000
  Investment in marketable securities                                11,828,000         13,920,000
  Other investments, net                                              6,926,000          6,567,000
  Cash and cash equivalents                                           1,988,000          1,024,000
  Restricted cash                                                     1,277,000          1,598,000
  Other assets, net                                                   3,827,000          3,761,000
                                                                    -----------        -----------
    Total assets                                                   $138,438,000       $142,342,000
                                                                    ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)

Liabilities
  Accounts payable and other liabilities                           $ 11,977,000       $ 11,219,000
  Due to securities broker                                            5,782,000          4,840,000
  Obligations for securities sold                                     1,655,000          2,105,000
  Line of credit                                                      2,500,000          1,811,000
  Mortgage notes payable - hotel                                     46,186,000         46,757,000
  Mortgage notes payable - real estate                               58,572,000         59,451,000
  Mortgage notes payable - property held for sale                    12,092,000         12,280,000
  Deferred income taxes                                               1,602,000          2,839,000
                                                                    -----------        -----------
    Total liabilities                                               140,366,000        141,302,000
                                                                    -----------        -----------

Commitments and contingencies

Shareholders' equity(deficit):
  Preferred stock, $.01 par value, 100,000 shares
   authorized; none issued                                                    -                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,287,872 and 3,216,653 issued; 2,398,884 and 2,327,665
   Outstanding, respectively                                             33,000             32,000
  Additional paid-in capital                                          9,036,000          8,959,000
  Retained earnings                                                   5,103,000          6,739,000
  Treasury stock, at cost, 888,988 shares                            (9,564,000)        (9,564,000)
                                                                    -----------        -----------
Total Intergroup shareholders' equity                                 4,608,000          6,166,000
Noncontrolling interest                                              (6,536,000)        (5,126,000)
                                                                    -----------        -----------
Total shareholders' equity(deficit)                                  (1,928,000)         1,040,000
                                                                    -----------        -----------
Total liabilities and shareholders' equity(deficit)                $138,438,000       $142,342,000
                                                                    ===========        ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                           THE INTERGROUP CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the three months ended March 31,                         2010           2009
                                                         -----------    -----------
Revenues
 Hotel                                                  $  7,456,000   $  7,073,000
 Real estate                                               3,010,000      3,043,000
                                                         -----------    -----------
Total revenues                                            10,466,000     10,116,000
                                                         -----------    -----------
Costs and operating expenses
 Hotel operating expenses                                 (6,670,000)    (6,314,000)
 Real estate operating expenses                           (1,426,000)    (1,562,000)
 Depreciation and amortization expense                    (1,742,000)    (1,678,000)
General and administrative expense                          (493,000)      (419,000)
                                                         -----------    -----------
Total costs and operating expenses                       (10,331,000)    (9,973,000)
                                                         -----------    -----------
Income from operations                                       135,000        143,000
                                                         -----------    -----------
Other income(expense)
 Interest expense                                         (1,480,000)    (1,521,000)
 Net gain(loss) on marketable securities                     481,000       (359,000)
 Net unrealized loss on other investments                    (69,000)             -
 Impairment loss on other investments                       (231,000)      (705,000)
 Dividend and interest income                                116,000         31,000
 Trading and margin interest expense                        (306,000)      (262,000)
                                                         -----------    -----------
Net other expense                                         (1,489,000)    (2,816,000)
                                                         -----------    -----------

Loss before income taxes                                  (1,354,000)    (2,673,000)
Income tax benefit                                           304,000        697,000
                                                         -----------    -----------
Net loss from continuing operations                       (1,050,000)    (1,976,000)
                                                         -----------    -----------

Discontinued operations
  Income from discontinued operations                         95,000        123,000
  Provision for income tax expense                           (43,000)       (47,000)
                                                         -----------    -----------
Income from discontinued operations                           52,000         76,000
                                                         -----------    -----------
Net loss                                                    (998,000)    (1,900,000)
Less: Net loss attributable to the
 noncontrolling interest                                     772,000        506,000
                                                         -----------    -----------
Net loss attributable to Intergroup                      $  (226,000)   $(1,394,000)
                                                         ===========    ===========


Net loss per share from continuing operations
  Basic                                                  $    (0.44)    $     (0.84)
  Diluted                                                $    (0.44)    $     (0.84)

Net income per share from discontinued operations
  Basic                                                  $     0.02     $      0.03
  Diluted                                                $     0.02     $      0.03

Net loss per share attributable to InterGroup
  Basic                                                  $    (0.10)    $     (0.59)
  Diluted                                                $    (0.10)    $     (0.59)


Weighted average shares outstanding                        2,377,975      2,361,882
                                                         ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                           THE INTERGROUP CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the nine months ended March 31,                          2010           2009
                                                         -----------    -----------
Revenues
 Hotel                                                  $ 24,354,000   $ 25,016,000
 Real estate                                               8,946,000      9,253,000
                                                         -----------    -----------
Total revenues                                            33,300,000     34,269,000
                                                         -----------    -----------
Costs and operating expenses
 Hotel operating expenses                                (20,089,000)   (20,833,000)
 Real estate operating expenses                           (4,500,000)    (4,813,000)
 Depreciation and amortization expense                    (5,138,000)    (5,048,000)
 Loss on termination of garage lease                               -       (684,000)
 General and administrative expense                       (1,209,000)    (1,223,000)
                                                         -----------    -----------
Total costs and operating expenses                       (30,936,000)   (32,601,000)
                                                         -----------    -----------
Income from operations                                     2,364,000      1,668,000
                                                         -----------    -----------
Other income(expense)
 Interest expense                                         (4,497,000)    (4,621,000)
 Net (loss)gain on marketable securities                    (659,000)     1,729,000
 Net unrealized gain on other investments                    157,000              -
 Impairment loss on other investments                     (1,148,000)    (1,300,000)
 Dividend and interest income                                248,000        138,000
 Trading and margin interest expense                      (1,034,000)      (901,000)
                                                         -----------    -----------
Net other expense                                         (6,933,000)    (4,955,000)
                                                         -----------    -----------

Loss before income taxes                                  (4,569,000)    (3,287,000)
Income tax benefit                                         1,358,000        712,000
                                                         -----------    -----------
Net loss from continuing operations                       (3,211,000)    (2,575,000)
                                                         -----------    -----------

Discontinued operations:
  Income from discontinued operations                        285,000        293,000
  Provision for income tax expense                          (120,000)      (114,000)
                                                         -----------    -----------
Income from discontinued operations                          165,000        179,000
                                                         -----------    -----------
Net loss                                                  (3,046,000)    (2,396,000)
Less: Net loss attributable to the
 noncontrolling interest                                   1,410,000        959,000
                                                         -----------    -----------
Net loss attributable to Intergroup                      $(1,636,000)   $(1,437,000)
                                                         ===========    ===========


Net loss per share from continuing operations
  Basic                                                  $    (1.36)    $     (1.09)
  Diluted                                                $    (1.36)    $     (1.09)

Net income per share from discontinued operations
  Basic                                                  $     0.07     $      0.08
  Diluted                                                $     0.07     $      0.08

Net income(loss) per share attributable to InterGroup
  Basic                                                  $    (0.69)    $     (0.61)
  Diluted                                                $    (0.69)    $     (0.61)


Weighted average shares outstanding                        2,368,528      2,355,910
                                                         ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                         THE INTERGROUP CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

For the nine months ended March 31,                       2010          2009
                                                      -----------    -----------
Cash flows from operating activities:
  Net loss                                            $(3,046,000)   $(2,396,000)
  Adjustments to reconcile net loss to
   cash provided by operating activities:
    Depreciation and amortization                       5,138,000      5,048,000
    Net unrealized loss(gain) on marketable securities  4,439,000       (536,000)
    Impairment loss on other investments                1,148,000      1,300,000
    Net unrealized gain on other investments             (157,000)             -
    Stock compensation expense                             78,000         72,000
    Loss on termination of garage lease                         -        684,000
    Changes in assets and liabilities:
      Investment in marketable securities              (2,347,000)     2,091,000
      Other asset                                         (65,000)        (6,000)
      Accounts payable and other liabilities              591,000        (49,000)
      Due to securities broker                            942,000       (498,000)
      Obligation for securities sold                     (450,000)             -
      Deferred tax liability                           (1,237,000)      (598,000)
                                                      -----------    -----------
  Net cash provided by operating activities             5,034,000      5,112,000
                                                      -----------    -----------
Cash flows from investing activities:
  Investment in hotel                                  (1,255,000)      (959,000)
  Investment in real estate                              (252,000)      (411,000)
  Other investments                                    (1,350,000)      (822,000)
  Restricted cash                                         321,000        480,000
  Invest in Portsmouth                                          -         (7,000)
  Invest in Santa Fe                                            -         (3,000)
                                                      -----------    -----------
  Net cash used in investing activities                (2,536,000)    (1,722,000)
                                                      -----------    -----------
Cash flows from financing activities:
  Payment on other notes payable                         (585,000)             -
  Draw on (Paydown of) line of credit                     689,000     (3,275,000)
  Principal payments on mortgage notes payable         (1,638,000)    (1,243,000)
  Borrowings from mortgage notes payable                        -      1,004,000
  Distributions to noncontrolling interest                      -       (425,000)
  Exercise of stock options                                     -         96,000
  Purchase of treasury stock                                    -        (75,000)
                                                      -----------    -----------
  Net cash used in financing activities                (1,534,000)    (3,918,000)
                                                      -----------    -----------

Net increase(decrease) in cash and cash equivalents       964,000       (528,000)
Cash and cash equivalents at beginning of
 period                                                 1,024,000      1,906,000
                                                      -----------    -----------
Cash and cash equivalents at end of period           $  1,988,000   $  1,378,000
                                                      ===========    ===========

Supplemental information:

Interest paid                                        $  5,030,000   $  5,174,000

Non cash investing activities and financing activities:
  Note payable on termination of garage lease        $          -   $   (727,000)
                                                      ===========    ===========
  Fixed assets acquired, net of liabilities, upon
   termination of garage lease                       $          -   $     43,000
                                                      ===========    ===========
  Assets acquired through capital lease              $    700,000   $          -
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

As of March 31, 2010, the Company had the power to vote 80% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB:
SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company's Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

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

The results of operations for the three and nine months ended March 31, 2010, are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2010.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which has been codified ASU 2010-10 (ASU Topic 810). It clarifies that related parties should be considered when evaluating the criteria for determining whether a decision maker's or service provider's fee represents a variable interest. In addition, the amendments clarify that a quantitative calculation should not be the sole basis for evaluating whether a decision maker's or service provider's fee represents a variable interest. This guidance will be effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009. Early application is not permitted. Management does not anticipate that the adoption of this guidance will have a material effect on the Company's consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into ASC Topic 855 and updated by ASU 2010-09. The Company adopted ASC Topic 855 which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. ASC Topic 855 is consistent with current practice and did not have any impact on the Company's consolidated financial statements. Subsequent events were evaluated through the date the condensed and consolidated financial statements were issued.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements-an amendment of ARB No. 51" which was primarily codified into ASC Topic 810, "Consolidation." ASC Topic 810 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. This standard also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC Topic 810 required retrospective adoption of the presentation and disclosure requirements for previously existing minority
interests.  All other requirements are to be applied prospectively.   This
standard is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions beginning July 1, 2009. Prior to adopting this standard, the Company absorbed 100% of the net loss and accumulated deficit of Justice Investors as of June 30, 2009. Effective July 1, 2009 under ASC Topic 810, losses attributable to the parent and the noncontrolling interest in a subsidiary shall be attributed to those respective interests. That is, the noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. As a result, upon adoption, the Company recalculated the accumulated deficit pertaining to noncontrolling interest totaling $5,126,000 as of June 30, 2009 and reclassified such amount as a separate component of the shareholders' equity (deficit). However, the losses attributed to the noncontrolling interest were not adjusted in the consolidated statement of operations the three and nine months ended March 31, 2009.

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

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements." Effective January 1, 2010, ASU 2010-06 requires the separate disclosure of significant transfers into and out of the Level 1 and Level 2 categories and the reasons for such transfers, and also requires fair value measurement disclosures for each class of assets and liabilities as well as disclosures about valuation techniques and inputs used for recurring and nonrecurring Level 2 and Level 3 fair value measurements. Effective in fiscal years beginning after December 31, 2010, ASU 2010-06 also requires Level 3 disclosure of purchases, sales, issuances and settlements activity on a gross rather than a net basis. These amendments resulted in additional disclosures in the Company's interim financial statements.

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

Properties held for sale - Discontinued Operations

Properties are classified as held for sale when management commits to a plan to sell the asset, the asset is available for immediate sale, an active program to locate a buyer has been initiated, the sale of the asset is probable, the sale of the asset is actively marketed and it is unlikely that significant changes to the sale plan will be made or withdrawn. As of March 31, 2010, the Company had three properties classified as held for sale in accordance with SFAS No. 144, which requires that depreciation on these properties be stopped.

Under the provisions of the SFAS No.144, Accounting for Impairment or Disposal of Long-Lived Assets, which was primarily codified into ASC Topic 205-20 "Presentation of Financial Statements - Discontinued Operations, for properties disposed of during the year or for properties for which the Company actively markets for sale at a price that is reasonable in relation to its market value, the properties are required to be classified as held for sale on the balance sheet and accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these properties have been reclassified from continuing operations for the three months ended March 31, 2010 and 2009 and reported as income from discontinued operations in the consolidated statements of operations.

Earnings Per Share

Basic income(loss) per share is computed by dividing net income(loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income(loss) per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options and restricted stock units. As of March 31, 2010, the Company had 15,000 stock options that were considered potentially dilutive common shares and 192,000 stock options that were considered anti-dilutive. As of March 31, 2009, the Company had 75,000 stock options that were considered potentially dilutive common shares and 42,000 stock options that were considered anti-dilutive.


NOTE 2 - INVESTMENT IN HOTEL, NET

Hotel property and equipment consisted of the following:

                                             Accumulated        Net Book
As of March 31, 2010          Cost           Depreciation         Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     18,288,000        (13,835,000)       4,453,000
Building and improvements   54,814,000        (18,907,000)      35,907,000
                          ------------       ------------     ------------
                          $ 75,840,000       $(32,742,000)    $ 43,098,000
                          ============       ============     ============

                                             Accumulated        Net Book
As of June 30, 2009           Cost           Depreciation         Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     16,939,000        (11,262,000)       5,677,000
Building and improvements   54,266,000        (17,890,000)      36,376,000
                          ------------       ------------     ------------
                          $ 73,943,000       $(29,152,000)    $ 44,791,000
                          ============       ============     ============


NOTE 3 - INVESTMENT IN REAL ESTATE, NET

Investment in real estate included the following:

                                         March 31, 2010         June 30, 2009
                                         --------------         -------------

  Land                                    $  23,595,000          $ 23,595,000
  Buildings, improvements and equipment      59,413,000            59,330,000
  Accumulated depreciation                  (23,363,000)          (21,923,000)
                                             ----------            ----------
                                          $  59,645,000          $ 61,002,000
                                             ==========            ==========


NOTE 4 - PROPERTY HELD FOR SALE AND DISCONTINUED OPERATIONS

As of March 31, 2010, the Company had listed for sale its 249-unit apartment building located in Austin, Texas, its 132-unit apartment located in San Antonio, Texas and its 24-unit apartment located in Los Angeles, California (all three were classified as Held for Sale on the balance sheet). Under the provisions of the SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, for properties disposed of or listed for sale during the year, the revenues and expenses are accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these three properties have been reclassified from continuing operations for the three and nine months ended March 31, 2010 and 2009 and are reported as income from discontinued operations in the consolidated statements of operations.

The revenues and expenses from the operation of these three properties during the three and nine months ended March 31, 2010 and 2009, are summarized as follows:

For the three months ended March 31,         2010              2009
                                          ----------        ----------
      Revenues                            $  710,000       $   746,000
      Expenses                              (615,000)         (623,000)
                                          ----------        ----------
       Income                             $   95,000       $   123,000
                                          ==========        ==========

For the nine months ended March 31,          2010              2009
                                          ----------        ----------
      Revenues                            $2,105,000       $ 2,260,000
      Expenses                            (1,820,000)       (1,967,000)
                                          ----------        ----------
       Income                             $  285,000       $   293,000
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

At March 31, 2010 and June 30, 2009, all of the Company's marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:


                             Gross              Gross             Net                Fair
Investment    Cost       Unrealized Gain   Unrealized Loss    Unrealized Gain        Value
---------- -----------   ---------------   ---------------    ---------------     -----------
As of March 31, 2010
Corporate
Equities   $ 9,895,000      $2,761,000         ($828,000)        $1,933,000         $11,828,000


As of June 30, 2009

Corporate
Equities   $ 8,170,000       $7,075,000       ($1,325,000)        $5,750,000       $13,920,000


As of March 31, 2010 and June 30, 2009, the Company had unrealized losses of $606,000 and $968,000, respectively, related to securities held for over one year.

Net gain(loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains(losses). Below is the composition of the net gain(loss) for the three and nine months ended March 31, 2010 and 2009, respectively.


For the three months ended March 31,                    2010             2009
                                                    -----------      -----------
Realized gain(loss) on marketable securities        $  (368,000)     $    56,000
Unrealized (loss)gain on marketable securities          849,000         (415,000)
                                                    -----------      -----------
Net gain(loss) on marketable securities             $   481,000      $  (359,000)
                                                    ===========      ===========

For the nine months ended March 31,                     2010             2009
                                                    -----------      -----------

Realized gain on marketable securities              $ 3,780,000      $ 1,193,000
Unrealized (loss)gain on marketable securities       (4,439,000)         536,000
                                                    -----------      -----------
Net (loss)gain on marketable securities             $  (659,000)     $ 1,729,000
                                                    ===========      ===========

NOTE 6 - OTHER INVESTMENTS, NET

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses.

As of March 31, 2010 and June 30, 2009, the Company had net other investments of $6,926,000 and $6,567,000, respectively, which consist of the following:

            Type                        March 31, 2010      June 30, 2009
   ---------------------------         -----------------  ----------------
   Private equity hedge fund           $       4,369,000  $      5,517,000
   Corporate debt instruments                  2,023,000         1,050,000
   Warrants                                      534,000                 -
                                       -----------------  ----------------
                                       $       6,926,000  $      6,567,000
                                       =================  ================

During the three months ended March 31, 2010 and 2009, the Company recorded impairment losses on other investments of $231,000 and $705,000, respectively. During the nine months ended March 31, 2010 and 2009, the Company recorded impairment losses on other investments of $1,148,000 and $1,300,000, respectively.

As of March 31, 2010, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $377,000 and a fair market value of $534,000. During the three months ended March 31, 2010, the Company had an unrealized loss of $69,000 related to these warrants.
During the nine months ended March 31, 2010, the Company had an unrealized gain of $157,000 related to these warrants.

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

Level 3: Unobservable inputs that reflect the reporting entity's own assumptions

The assets measured at fair value on a recurring basis as of March 31, 2010 are as follows:


Assets:                                 Level 1      Level 2        Level 3        March 31, 2010
-----------                            ---------    ---------      ---------       --------------
Cash                                 $ 1,988,000    $       -      $       -        $ 1,988,000
                                       ---------                                     ----------
Restricted cash                        1,277,000            -              -          1,277,000
                                       ---------                                     ----------
Other investments - warrants                   -      534,000              -            534,000
                                                     --------                        ----------
Investment in marketable securities
  REITs                                3,172,000                                      3,172,000
  Investment funds                     2,663,000                                      2,663,000
  Healthcare                           1,311,000                                      1,311,000
  Financial services                   1,121,000                                      1,121,000
  Technology                             941,000                                        941,000
  Other                                2,620,000                                      2,620,000
                                      ----------                                     ----------
                                      11,828,000                                     11,828,000
                                      ----------     --------       --------         ----------
                                     $15,093,000    $ 534,000      $       -        $15,627,000
                                      ==========     ========       ========         ==========


The assets measured at fair value on a recurring basis as of June 30, 2009 are as follows:


Assets:                                 Level 1      Level 2        Level 3        June 30, 2010
-----------                            ---------    ---------      ---------     ------------------
Cash                                 $ 1,024,000    $       -      $       -        $ 1,024,000
                                       ---------                                     ----------
Restricted cash                        1,598,000            -              -          1,598,000
                                       ---------                                     ----------
Investment in marketable securities
  Dairy products                       5,433,000                                      5,433,000
  REITs and financial                  3,835,000                                      3,835,000
  Basic materials and energy           1,733,000                                      1,733,000
  Electronic traded funds              1,328,000                                      1,328,000
  Services                               376,000                                        376,000
  Other                                1,215,000                                      1,215,000
                                      ----------                                     ----------
                                      13,920,000                                     13,920,000
                                      ----------     --------       --------         ----------
                                     $16,542,000    $       -      $       -        $16,542,000
                                      ==========     ========       ========         ==========

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date. The fair value of the warrants was determined based upon a Black-Scholes option valuation model.

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above include "Other investments in non-marketable securities," that were initially measured at cost and have been written down to fair value as a result of impairment. The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis as of March 31, 2010:

                                                                                            Gain(Loss)for the
                                                                                            Nine months ended
Assets:                            Level 1   Level 2      Level 3      March 31, 2010        March 31, 2010
-----------                        -------   -------     ---------   ------------------     ------------------
Other non-marketable investments   $     -   $     -     $6,392,000       $6,392,000             $ (1,148,000)
                                                                                            Gain(Loss)for the
                                                                                            Nine months ended
Assets:                            Level 1   Level 2      Level 3      June 30, 2009         June 30, 2009
-----------                        -------   -------     ---------   ------------------     ------------------

Other non-marketable investments   $     -   $     -     $6,567,000       $6,567,000             $ (1,300,000)


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

NOTE 8 - LINE OF CREDIT

As of March 31, 2010, the Partnership has a $2,500,000 unsecured revolving line of credit facility with a bank that was to mature on April 30, 2010. Borrowings under the line of credit bear interest at Prime plus 3.0% per annum or based on the Wall Street Journal Prime Rate (3.25%) plus 3.0% per annum, floating, (but subject to a minimum floor rate at 5.0% per annum). The interest rate at March 31, 2010 was 6.25%. The outstanding balance on the line of credit was $2,500,000 and $1,811,000 as of March 31, 2010 and June 30, 2009, respectively.
Borrowings under the line of credit are subject to certain financial covenants, which are measured annually at June 30th and December 31st based on the credit arrangement. The Partnership was not in compliance with the financial covenants of its line of credit as of December 31, 2009, but was able to obtain a waiver of such non-compliance from the bank as well a modification of its credit facility effective April 29, 2010.

The modification provides that Justice will pay the $2,500,000 existing balance on its line of credit facility over a period of four years, to mature on April 29, 2014. This term loan calls for monthly principal and interest payments, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. The annual floating interest rate has been reduced by 0.5% to the WSJ Prime Rate plus 2.5% and the financial covenants have been rewritten to reflect the current economic conditions that all hotels are facing. The Partnership paid a loan modification fee of $10,000. The loan continues as unsecured.


NOTE 9 - TERMINATION OF GARAGE LEASE

Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby Justice purchased all of Evon's right title and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. Justice also agreed to assume Evon's contract with Ace Parking for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The purchase price for the garage lease and related assets was approximately $755,000, payable in one down payment of approximately $28,000 and 26 equal monthly installments of approximately $29,000, which includes interest at the rate of 2.4% per annum. Future installment payments as of March 31, 2010 are as follows:

       For the year ending June 30,

                  2010     $ 87,000
                  2011      144,000
                           --------
                   Total   $231,000
                           ========

As of March 31, 2010, the present value of the liability of $231,000 was included in the accounts payable and other liabilities balance of $11,976,000 on the Company's condensed consolidated balance sheet.

NOTE 10 - STOCK BASED COMPENSATION PLANS

The Company follows the Statement of Financial Accounting Standards 123 (Revised), "Share-Based Payments" ("SFAS No. 123R"), which was primarily codified into ASC Topic 718 "Compensation - Stock Compensation", which addresses accounting for equity-based compensation arrangements, including employee stock options and restricted stock units.

The fair value of options is measured by applying the Black-Scholes model on grant date, using the following assumptions for the three and nine months ended March 31, 2010:

Expected volatility                         51.6%
Expected term                             7 years
Expected dividend yield                        0%
Risk-free interest rate                     2.36%
Forfeiture rate                                0%
Weighted average fair value of options     $5.62

During the three and nine months ended March 31, 2010, the Company recorded stock option compensation cost of $6,000 related to issuance of stock options. AS of March 31, 2010, there was a total of $303,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average of 5 years.

On February 24, 2010, the shareholders of the Company approved The Intergroup Corporation 2010 Omnibus Employee Incentive Plan (the "2010 Plan"), which was formally adopted by the Board of Directors following the annual meeting of shareholders. The 2010 plan authorizes a total of up to 200,000 shares of common stock to be issued as equity compensation to officers and employees of the Company in an amount and in a manner to be determined by the Compensation Committee in accordance with the terms of the 2010 Plan. The 2010 Plan authorizes the awards of several types of equity compensation including stock options, stock appreciation rights, performance awards and other stock based compensation. The 2010 Plan will expire on February 23, 2020, if not terminated sooner by the Board of Directors upon recommendation of the Compensation Committee. Any awards issued under the 2010 Plan will expire under the terms of the grant agreement.

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company's Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company's common stock pursuant to the 2010 Plan. The exercise price of the options is $10.30, which is 100% of the fair market value of the Company's Common Stock as determined by reference to the closing price of the Company's Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Plan. The options shall be subject to both time and performance based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company's common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter.

On March 16, 2010, the Compensation Committee also authorized a grant of 5,000 stock options to the Company's Vice president Real Estate, David C. Gonzalez, to purchase up to 5,000 shares of the Company's common stock pursuant to the 2010 Plan. The exercise price of the options is $10.30 and the options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Plan. The options vest as follows: March 16, 2011 - 2,500 shares; and March 16, 2012 - 2,500 shares.

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

The RSU Plan authorizes the Company to issue restricted stock units ("RSUs") as equity compensation to officers, directors and key employees of the Company on such terms and conditions established by the Compensation Committee of the Company. RSUs are not actual shares of the Company's common stock, but rather promises to deliver common stock in the future, subject to certain vesting requirements and other restrictions as may be determined by the Committee. Holders of RSUs have no voting rights with respect to the underlying shares of common stock and holders are not entitled to receive any dividends until the RSUs vest and the shares are delivered. No awards of RSUs shall vest until at least nine months after shareholder approval of the RSU Plan on February 18, 2009. Subject to certain adjustments upon changes in capitalization, a maximum of 200,000 shares of the common stock are available for issuance to participants under the RSU Plan. The RSU Plan will terminate ten (10) years from December 3, 2008, unless terminated sooner by the Board of Directors. After the RSU Plan is terminated, no awards may be granted but awards previously granted shall remain outstanding in accordance with the Plan and their applicable terms and conditions.

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

Pursuant to a further exchange offer authorized by the Compensation Committee, a total of 4,775 RSUs were issued to five holders of Non-Employee Director stock options in exchange for a total of 15,000 stock options which were surrendered to the Company on June 30, 2009. The number of RSUs issued was determined by multiplying the number of options that were surrendered by the difference between the exercise price of the options surrendered ($8.17) and the closing price of the Company's common stock on June 30, 2009 of $11.99, with that product divided by the closing price of the common stock on June 30, 2009. No additional compensation expense was recognized related to the exchange as the fair market value of the options immediately prior to the exchange, approximated the fair value of the RSUs on the day of issuance. In January 2010, the 4,775 RSUs vested and the company issued common stock.

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


The table below summarizes the RSUs granted and outstanding.

                                           Number of RSUs
                                           --------------
RSUs outstanding as of June 30, 2009               95,215
Granted                                                 -
Converted to common stock                         (65,215)
                                           --------------
RSUs outstanding as of March 31, 2010              30,000
                                           ==============

The following table summarizes the stock options outstanding as of March 31, 2010:

                                      Number of         Weighted-average
                                       Shares            Exercise Price
                                      ----------         ---------------
Outstanding at June 30, 2009             102,000                  $12.47
Granted                                  105,000                   10.30
Exercised                                      -                       -
Forfeited                                      -                       -
Exchanged                                      -                       -
                                      ----------         ---------------
Outstanding at March 31, 2010            207,000                  $11.37
                                      ==========         ===============

Exercisable at March 31, 2010            102,000                  $12.47
                                      ==========         ===============

The range of exercise prices for the outstanding and exercisable options as of March 31, 2010 are as follows:


                           Number of   Range of        Weighted Average  Weighted Average
                           Options     Exercise Price  Exercise Price    Remaining Life
                           ---------   --------------  ----------------  ----------------
Outstanding options        207,000     $8.17-$18.00      $ 11.37           6.22 years
Exercisable options        102,000     $8.17-$18.00      $ 12.47           2.40 years



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

Information below represents reported segments for the three and nine months ended March 31, 2010 and 2009. Operating income(loss) from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income for investment transactions consist of net investment gain(loss) and dividend and interest income.


As of and for the
Three months ended            Hotel      Real Estate   Investment                                 Discontinued
March 31, 2010              Operations    Operations   Transactions      Other       Subtotal       Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $ 7,456,000   $ 3,010,000   $         -   $         -   $ 10,466,000   $    710,000   $ 11,176,000
Operating expenses          (7,940,000)   (1,898,000)            -      (493,000)   (10,331,000)      (439,000)   (10,770,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)from operations   (484,000)    1,112,000             -      (493,000)       135,000        271,000        406,000

Interest expense              (732,000)     (748,000)            -             -     (1,480,000)      (176,000)    (1,656,000)
Loss from investments                -             -        (9,000)            -         (9,000)             -         (9,000)
Income tax benefit(expense)          -             -             -       304,000        304,000        (43,000)       261,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,216,000)  $   364,000   $    (9,000)  $  (189,000)  $ (1,050,000)  $     52,000   $   (998,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $43,098,000   $59,645,000   $18,754,000   $ 7,092,000   $128,589,000   $   9,849,000  $138,438,000
                           ===========   ===========   ===========   ===========   ============   ============   ============



As of and for the
Three months ended            Hotel      Real Estate    Investment                                 Discontinued
March 31, 2009             Operations    Operations    Transactions      Other       Subtotal       Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $ 7,073,000   $ 3,043,000   $         -   $         -   $ 10,116,000   $    746,000   $ 10,862,000
Operating expenses          (7,481,000)   (2,073,000)            -      (419,000)    (9,973,000)      (443,000)   (10,416,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)from operations   (408,000)      970,000             -      (419,000)       143,000        303,000        446,000

Interest expense              (719,000)     (802,000)            -             -     (1,521,000)      (180,000)    (1,701,000)
Income from investments              -             -    (1,295,000)            -     (1,295,000)             -     (1,295,000)
Income tax benefit(expense)          -             -             -       697,000        697,000        (47,000)       650,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,127,000)   $  168,000   $(1,295,000)   $  278,000  $ (1,976,000)   $     76,000   $ (1,900,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $41,740,000   $71,163,000   $11,471,000   $17,839,000   $142,213,000   $          -   $142,213,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


As of and for the
Nine months ended             Hotel       Real Estate   Investment                                 Discontinued
March 31, 2010             Operations    Operations   Transactions      Other       Subtotal       Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------

Operating income           $24,354,000   $ 8,946,000   $         -   $         -   $ 33,300,000   $  2,105,000   $ 35,405,000
Operating expenses         (23,788,000)   (5,939,000)            -    (1,209,000)   (30,936,000)    (1,287,000)   (32,223,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)from operations    566,000     3,007,000             -    (1,209,000)     2,364,000        818,000      3,182,000

Interest expense            (2,174,000)   (2,323,000)            -             -     (4,497,000)      (533,000)    (5,030,000)
Loss from investments                -             -    (2,436,000)            -     (2,436,000)             -     (2,436,000)
Income tax benefit(expense)          -             -             -     1,358,000      1,358,000       (120,000)     1,238,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(1,608,000)  $   684,000   $(2,436,000)  $   149,000   $ (3,211,000) $     165,000   $ (3,046,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $43,098,000   $59,645,000   $18,754,000   $ 7,092,000   $128,589,000  $   9,849,000   $138,438,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


As of and for the
Nine months ended             Hotel       Real Estate  Investment                                  Discontinued
March 31, 2009              Operations    Operations   Transactions      Other       Subtotal        Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------

Operating income           $25,016,000   $ 9,253,000             -   $         -   $ 34,269,000   $  2,260,000   $ 36,529,000
Operating expenses         (25,000,000)   (6,378,000)            -    (1,223,000)   (32,601,000)    (1,414,000)   (34,015,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)from operations     16,000     2,875,000             -    (1,223,000)     1,668,000        846,000      2,514,000

Interest expense            (2,162,000)   (2,459,000)            -             -     (4,621,000)      (553,000)    (5,174,000)
Income from investments              -             -      (334,000)            -       (334,000)             -       (334,000)
Income tax benefit(expense)          -             -             -       712,000        712,000       (114,000)       598,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(2,146,000)  $   416,000   $  (334,000)  $  (511,000)   $(2,575,000)  $    179,000  $  (2,396,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $41,740,000   $61,492,000   $11,471,000   $17,839,000   $132,542,000   $  9,671,000   $142,213,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


NOTE 12 - RELATED PARTY TRANSACTIONS

Four of the Portsmouth directors serve as directors of Intergroup. Three of those directors also serve as directors of Santa Fe. The three Santa Fe directors also serve as directors of Intergroup.

Evon, a general partner of Justice, was the lessee of the parking garage until September 30, 2008. Under the terms of the lease agreement, Evon paid the Partnership rent of $399,000 for the nine months ended March 31, 2009. As discussed in Note 9, Justice and Evon entered into an installment sale agreement whereby Justice purchased the remaining term of the lease agreement and related assets for a total of approximately $755,000.

During the three and nine months ended March 31, 2010, the Portsmouth received management fees from Justice Investors totaling $64,000 and $214,000, respectively. These amounts were eliminated in consolidation.

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


Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

The Company had a net loss of $998,000 for the three months ended March 31, 2010 compared to net loss of $1,900,000 for the three months ended March 31, 2009. The decrease in the net loss is primarily attributable to the significantly lower net loss from investment activities.

During the three months ended March 31, 2010, the Company had a loss on hotel operations of $1,216,000 compared to a loss of $1,127,000 for the three months ended March 31, 2009. The increase in the loss was primarily attributable to an increase in depreciation and amortization expense due to improvements made to the Hotel, including upgrades to the guest rooms and installation of energy saving controls and devices.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2010 and 2009.


For the three months ended March 31,                           2010            2009
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                                $ 5,392,000    $  5,251,000
 Food and beverage                                            1,329,000       1,106,000
 Garage                                                         603,000         571,000
 Other operating departments                                    132,000         145,000
                                                             ----------      ----------
  Total hotel revenues                                        7,456,000       7,073,000

Operating expenses, excluding interest and
  depreciation and amortization                              (6,670,000)     (6,314,000)
                                                             ----------      ----------
Operating income before interest,
  depreciation and amortization                                 786,000         759,000
Interest expense                                               (732,000)       (719,000)
Depreciation and amortization expense                        (1,270,000)     (1,167,000)
                                                             ----------      ----------
Loss from hotel operations                                  $(1,216,000)    $(1,127,000)
                                                             ==========      ==========

For the three months ended March 31, 2010, the Hotel generated operating income of approximately $786,000, before interest, depreciation and amortization, on operating revenues of approximately $7,456,000 compared to operating income of approximately $759,000, before interest, depreciation and amortization, on operating revenues of approximately $7,073,000 for the three months ended March 31, 2009. The increase in Hotel operating income is primarily attributable to an increase in both room and food and beverage revenues, partially offset by greater operating expenses attributable to the Hotel running at a higher occupancy rate and higher food and beverage operating expenses.

Room revenues increased by approximately $141,000 for the three months ended March 31, 2010 when compared to the three months ended March 31, 2009 and food and beverage revenues increased by approximately $223,000 for the same period. The increase in room revenues was primarily attributable to an approximately 3% increase in occupancy, while average daily room rates remained relatively flat compared to the prior period. Achieving higher room rates in the San Francisco continues to be very challenging due to a severe reduction in higher rated corporate and group business travel, which has been replaced by discounted business from Internet channels. The increase in food and beverage revenues is primarily attributable to higher Hotel occupancy and the hosting of some large events and groups during the current period. However, higher rated banquet and catering business remains very difficult to obtain as companies continue with cuts in business travel, corporate meetings and events.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended March 31, 2010 and 2009.

Three Months Ended         Average           Average
    March 31,             Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2010                   $134             82.4%              $110
      2009                   $135             79.5%              $107

Although the Hotel's average daily room rate was relatively flat for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, the San Francisco market has not seen much recovery in Hotel rates compared to 2008, when economic downturn began. The Hotel has continued to increase its sales and marketing efforts in the face of these difficult economic conditions and greater competition. As a result, the Hotel was able to increase its occupancy rates by over the comparable period, enabling it to achieve a RevPar number that was near the top of its competitive set.

In this highly competitive market, Management has also continued to focus on ways to enhance the guest experience as well as improve operating efficiencies. The Hotel has recently upgraded its guest room with newer flat panel televisions systems that provide guests with greater entertainment options. The Hotel has also installed many energy saving controls and devices as part of its efforts to become greener and reduce operating costs. Management will continue to explore new and innovative ways to improve operations and to attract new guests to the Hotel at higher room rates.

While operating in a difficult economy, management was able to improve its real estate operations by reducing operating expenses and its interest expense. The Company had real estate revenues of $3,010,000 for the three months ended March 31, 2010 compared with revenues of $3,043,000 for the three months ended March 31, 2009. While revenues declined by $33,000 as the result of operating in a tougher economy, management was able to reduce real estate operating expenses to $1,426,000 for the three months ended March 31, 2010 from $1,562,000 for the three months ended March 31, 2009. Interest expense also decreased to $748,000 from $802,000 as the result of interest rates resetting lower on a certain number of our properties located in Los Angeles, California. Management continues to review and analyze the Company's real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

As of March 31, 2010, the Company had listed for sale its 249-unit apartment building located in Austin, Texas, its 132-unit apartment located in San Antonio, Texas and its 24-unit apartment located in Los Angeles, California. These properties are classified as held for sale on the Company's condensed consolidated balance sheet with the operations of these properties classified under discontinued operations in the condensed consolidated statements of operations.

The Company had a net gain on marketable securities of $481,000 for the three months ended March 31, 2010 compared to a loss of $359,000 for the three months ended March 31, 2009. For the three months ended March 31, 2010, the Company had a net realized loss of $368,000 and a net unrealized gain of $849,000. For the three months ended March 31, 2009, the Company had a net realized gain of $56,000 and net unrealized loss of $415,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee and other company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of March 31, 2010, the Company had net other investments of $6,926,000. Included in other investments are investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. The Company recorded an unrealized loss of $69,000 related to these warrants during the three months ended March 31, 2010. During the three months ended March 31, 2010 and 2009, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $231,000 and $705,000, respectively.

Dividend and interest income increased to $116,000 for the three months ended March 31, 2010 from $31,000 for the three months ended March 31, 2009 as the result of the increased investment in income yielding investments.

Margin interest and trading expenses increased to $306,000 for the three months ended March 31, 2010 from $262,000 for the three months ended March 31, 2009 primarily as the result of the increase in margin interest expense related to the increase in the use of margin.

The provision for income tax benefit as a percentage of the loss before taxes remained relatively consistent for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Nine Months Ended March 31, 2010 Compared to the Nine Months
Ended March 31, 2009

The Company had net loss of $3,046,000 for the nine months ended March 31, 2010 compared to net loss of $2,396,000 for the nine months ended March 31, 2009. The increase in the net loss is primarily due to the significant loss from investment activities partially offset by the improvement in the hotel operations.

During the nine months ended March 31, 2010, the Company had a loss on hotel operations of $1,608,000 compared to a loss of $2,146,000 for the nine months ended March 31, 2009. The reduction in the loss was primarily attributable to a one-time loss related to the termination of the hotel garage lease in the amount of $684,000 which was incurred in the three months ended December 31, 2009, partially offset by an increase in depreciation and amortization expense due to improvements to the Hotel during the current period.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2010 and 2009.


For the nine months ended March 31,                             2010            2009
                                                             ----------      ----------
Hotel revenues:
 Hotel rooms                                                $18,598,000     $19,451,000
 Food and beverage                                            3,398,000       3,633,000
 Garage                                                       1,869,000       1,541,000
 Other operating departments                                    489,000         391,000
                                                             ----------      ----------
  Total hotel revenues                                       24,354,000      25,016,000
                                                             ----------      ----------
Operating expenses, excluding loss on termination of
 garage lease, interest, depreciation and amortization      (20,089,000)    (20,833,000)
                                                             ----------      ----------
Operating income before loss on termination of garage lease,
  interest, depreciation and amortization                     4,265,000       4,183,000

Loss on termination of garage lease                                   -        (684,000)
Interest expense                                             (2,174,000)     (2,162,000)
Depreciation and amortization expense                        (3,699,000)     (3,483,000)
                                                             ----------      ----------
Loss from hotel operations                                  $(1,608,000)    $(2,146,000)
                                                             ==========      ==========

For the nine months ended March 31, 2010, the Hotel generated operating income of approximately $4,265,000 before interest, depreciation and amortization, on operating revenues of approximately $24,354,000 compared to operating income of approximately $4,183,000 before the loss on termination of garage lease, interest, depreciation and amortization, on operating revenues of approximately $25,016,000 for the nine months ended March 31, 2009. The increase in Hotel operating income is primarily attributable to a decline in operating expenses and an increase in garage revenues resulting from the termination of the garage lease in October 2008 and integration of those operations into those of the Hotel, partially offset by a decrease in room and food and beverage revenues.

Room revenues decreased by approximately $853,000 for the nine months ended March 31, 2010 when compared to the nine months ended March 31, 2009 and food and beverage revenues decreased by approximately $235,000 for the same period. The decrease in room revenues was primarily attributable to a significant decline in average daily room rates as during the first six months of the period as hotels in the San Francisco market continued to reduce room rates in an effort to maintain occupancy levels in a very competitive market. Many hotels have been forced to adopt this strategy due to a severe reduction in higher rated corporate and group business travel, which has been replaced by discounted business from Internet channels. The decrease in food and beverage revenues is primarily attributable to decline in banquet and catering business as companies continue with cuts in business travel, corporate meetings and events.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the nine months ended March 31, 2010 and 2009.

 Nine Months Ended          Average          Average
     March 31,            Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2010                   $143             87.1%             $125
      2009                   $163             79.9%             $131

The operations of the Hotel continued to be impacted by the significant downturn in the domestic and international economies and markets. Room rates continue to be the toughest challenge as the Hotel's average daily room rate was approximately $20 lower for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009. However, due to increased sales and marketing efforts in the face of difficult economic conditions and greater competition, the Hotel was able to boost occupancy rates by approximately 7% over the comparable period. As a result, the Hotel was able to achieve a RevPar number that was near the top of its competitive set.

In this highly competitive market, Management has also continued to focus on ways to enhance the guest experience as well as improve operating efficiencies. The Hotel has recently upgraded its guest room with newer flat panel televisions systems that provide guests with greater entertainment options. The Hotel has also installed many energy saving controls and devices as part of its efforts to become greener and reduce operating costs. Management will continue to explore new and innovative ways to improve operations and attract new guests to the Hotel at higher room rates.

While operating in this difficult economy, management was able to improve its real estate operations by reducing operating expenses and its interest expense. The Company had real estate revenues of $8,946,000 for the nine months ended March 31, 2010 compared with revenues of $9,253,000 for the nine months ended March 31, 2009. While revenues declined by $307,000 as the result of operating in a tougher economy, management was able to reduce real estate operating expenses to $4,500,000 for the nine months ended March 31, 2010 from $4,813,000 for the nine months ended March 31, 2009. Interest expense also decreased to $2,323,000 from $2,459,000 as the result of interest rates resetting lower on a certain number of our properties located in Los Angeles, California.
Management continues to review and analyze the Company's real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

As of March 31, 2010, the Company had listed for sale its 249-unit apartment building located in Austin, Texas, its 132-unit apartment located in San Antonio, Texas and its 24-unit apartment located in Los Angeles, California. These properties are classified as held for sale on the Company's condensed consolidated balance sheet with the operations of these properties classified under discontinued operations in the condensed consolidated statements of operations.

The Company had a net loss on marketable securities of $659,000 for the nine months ended March 31, 2010 compared to a net gain of $1,729,000 for the nine months ended March 31, 2009. For the nine months ended March 31, 2010, the Company had a net realized gain of $3,780,000 and a net unrealized loss of $4,439,000. For the nine months ended March 31, 2009, the Company had a net realized gain of $1,193,000 and net unrealized gain of $536,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee and other company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of March 31, 2010, the Company had net other investments of $6,926,000. Included in other investments are investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. The Company recorded an unrealized gain of $157,000 related to these warrants during the nine months ended March 31, 2010. During the nine months ended March 31, 2010 and 2009, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $1,148,000 and $1,300,000, respectively.

Dividend and interest income increased to $248,000 for the nine months ended March 31, 2010 from $138,000 for the nine months ended March 31, 2009 as the result of the increased investment in income yielding investments.

Margin interest and trading expenses increased to $1,034,000 for the nine months ended March 31, 2010 from $901,000 for the nine months ended March 31, 2009 primarily as the result of the increase in margin interest expense related to the increase in the use of margin.

The provision for income tax benefit as a percentage of the loss before taxes was lower for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2010 primarily as the result of the Company having to recognize 100% of the net loss from the hotel operations for financial statement purposes for the nine months ended March 31, 2009, however, for tax purposes, the Company is only allowed to record an income tax benefit related to 50%(the Company's ownership percentage) of the net loss from hotel operations.


MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company's investment portfolio is diversified with 62 different equity positions. The portfolio contains five individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 14.2% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of March 31, 2010 and June 30, 2009, the Company had investments in marketable equity securities of $11,828,000 and $13,920,000, respectively. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of March 31, 2010 and June 30, 2009.

   As of March 31, 2010
                                                              % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
   --------------                      ------------           ----------
   REITs                               $  3,172,000               26.8%
   Investment funds                       2,663,000               22.5%
   Healthcare                             1,311,000               11.1%
   Financial services                     1,121,000                9.5%
   Technology                               941,000                8.0%
   Other                                  2,620,000               22.1%
                                       ------------           ----------
                                       $ 11,828,000              100.0%
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
                                         ==========           ==========


The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses.

As of March 31, 2010 and June 30, 2009, the Company had net other investments of $6,926,000 and $6,567,000, respectively. As of March 31, 2010, the Company had a net other investment in a public company in a basic materials sector totaling $1,250,000. As of March 31, 2010, the Company holds notes and convertible notes of this company totaling approximately $11,871,000 which includes $8,347,000 of principal and $3,524,000 of accrued interest and penalties.

The following table shows the net gain or loss on the Company's marketable securities and the associated margin interest and trading expenses for the indicated periods.

For the three months ended March 31,           2010                   2009
                                          --------------        --------------
Net gain(loss) on marketable securities   $      481,000        $     (359,000)
Net unrealized loss on other investments         (69,000)                    -
Impairment loss on other investments            (231,000)             (705,000)
Dividend & interest income                       116,000                31,000
Margin interest expense                          (75,000)              (38,000)
Trading and management expenses                 (231,000)             (224,000)
                                           -------------         -------------
                                           $      (9,000)       $   (1,295,000)
                                           =============         =============


For the nine months ended March 31,            2010                   2009
                                           -------------        --------------
Net gain(loss) on marketable securities    $   (659,000)          $  1,729,000
Net unrealized gain on other investments        157,000                      -
Impairment loss on other investments         (1,148,000)            (1,300,000)
Dividend & interest income                      248,000                138,000
Margin interest expense                        (340,000)              (140,000)
Trading and management expenses                (694,000)              (761,000)
                                           ------------           ------------
                                           $ (2,436,000)          $   (334,000)
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

The Hotel started to generate cash flows from its operations in June 2006. During the three months ended September 30, 2008, Justice paid a total of $850,000 in limited partnership distributions, of which the Company received $425,000. Following the payment of those distributions, the San Francisco hotel market began to feel the full impact of the significant downturn in domestic and international economies that continued throughout fiscal 2009 and into fiscal 2010. As a result, no partnership distributions were paid for the nine months ended March 31, 2010. Since no significant improvement in economic conditions is expected in the lodging industry until sometime during the second half of calendar 2010, no limited partnership distributions are anticipated in the foreseeable future. The general partners will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation

Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. During the three and nine months ended March 31, 2010, the Company received management fees from Justice Investors totaling $64,000 and $214,000, respectively.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $27,855,000 as of March 31, 2010.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,331,000 as of March 31, 2010.

Justice also had a $2,500,000 unsecured revolving line of credit facility from EastWest Bank (formerly United Commercial Bank) that can be used for short term business requirements. The line of credit was to mature on February 2, 2010, but the Partnership received an extension of the maturity date to April 30, 2010. Borrowings bear interest at an annual interest rate based on the Wall Street Journal ("WSJ") Prime Rate plus 3%, floating, with an interest rate floor of 5%. As of March 31, 2010, there was a balance of approximately $2,500,000 drawn by Justice under the line of credit facility, with an annual interest rate of 6.25% (Prime at 3.25% as of March 31, 2010, plus 3%). The Partnership was not in compliance with the financial covenants of its line of credit as of December 31, 2009, but was able to obtain a waiver of such non-compliance from the bank as well a modification of its credit facility effective April 29, 2010.

The modification provides that Justice will pay the $2,500,000 existing balance on its line of credit facility over a period of four years, to mature on April 29, 2014. This term loan calls for monthly principal and interest payments, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. The annual floating interest rate has been reduced by 0.5% to the WSJ Prime Rate plus 2.5% and the financial covenants have been rewritten to reflect the current economic conditions that all hotels are facing. The Partnership paid a loan modification fee of $10,000. The loan continues as unsecured.

Despite the downturns in the economy, the Hotel has continued to generate positive cash flows. While the debt service requirements related to the two Prudential loans, and the payment of its line of credit, may create some additional risk for the Company and its ability to generate cash flows in the future since the Partnership's assets had been virtually debt free for an number of years, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership's current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

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


MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company's material financial obligations which also includes interest as of March 31, 2010.


                                    Total        Year 1       Year 2       Year 3        Year 4      Year 5      Thereafter
                                ------------   ----------   ----------   ----------   -----------   ----------   -----------
Mortgage notes payable          $142,630,000   $2,176,000   $8,786,000  $11,498,000   $39,521,000   $7,244,000   $73,405,000
Line of credit                     2,940,000       24,000      437,000      495,000       495,000    1,489,000             -
Other notes payable                  959,000      325,000      634,000            -             -            -             -
Leases                             1,172,000      108,000      430,000      202,000       187,000      128,000       117,000
                                 -----------    ---------    ---------    ---------    ----------    ---------    ----------
Total                           $147,701,000   $2,633,000  $10,287,000  $12,195,000   $40,203,000   $8,861,000   $73,522,000


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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.


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

                                    -34

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: May 13, 2010                    by      /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: May 13, 2010                    by      /s/ David Nguyen
                                              ------------------------------
                                              David Nguyen, Treasurer
                                              and Controller
                                             (Principal Financial Officer)