Form 10-K
period 2010-06-30
INTERGROUP CORP
filed 2010-09-27
CIK 69422

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------
                               FORM 10-K

[x] Annual Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended June 30, 2010

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

   Large accelerated filer  [ ]                 Accelerated filer [ ]

   Non-accelerated filer    [ ]                 Smaller reporting company [X]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act)  [ ] Yes   [X] No

The aggregate market value of the Common Stock, $.01 Par value, held by non-affiliates computed by reference to the closing sales price on The NASDAQ Capital Market on December 31, 2009 (the last business day of registrant's most recently completed second fiscal quarter) was $7,806,107.

The number of shares outstanding of registrant's Common Stock, as of September 20, 2010, was 2,421,600.


                  DOCUMENTS INCORPORATED BY REFERENCE: None

                          TABLE OF CONTENTS

                                PART I                                 PAGE
                                ------                                 ----
Item 1.     Business.                                                     5

Item 1A.    Risk Factors.                                                14

Item 1B.    Unresolved Staff Comments.                                   14

Item 2.     Properties.                                                  15

Item 3.     Legal Proceedings.                                           21


                                PART II
                                -------

Item 5.     Market for Registrant's Common Equity, Related Stockholder   21
             Matters and Issuer Purchases of Equity Securities.

Item 6.     Selected Financial Data.                                     21

Item 7.     Management's Discussion and Analysis of Financial            22
             Condition and Results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.  30

Item 8.     Financial Statements and Supplementary Data.                 30

Item 9.     Changes in and Disagreements With Accountants on             64
             Accounting and Financial Disclosure.

Item 9A.    Controls and Procedures.                                     64

Item 9B.    Other Information.                                           65

                                PART III
                                --------

Item 10.    Directors, Executive Officers and Corporate Governance.      66

Item 11.    Executive Compensation.                                      70

Item 12.    Security Ownership of Certain Beneficial Owners and          80
             Management and Related Stockholder Matters.

Item 13.    Certain Relationships and Related Transactions, and          82
             Director Independence.

Item 14.    Principal Accounting Fees and Services.                      83

                                PART IV
                                -------

Item 15.    Exhibits, Financial Statement Schedules.                     84

SIGNATURES                                                               87

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

As of June 30, 2010, the Company owned approximately 76% of the common shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB: SFEF). Santa Fe's revenue is primarily generated through its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 11.7% of Portsmouth. Portsmouth's principal business is conducted through its general and limited partnership interest in the Justice Investors limited partnership ("Justice" or the "Partnership"). The Company has a 50.0% limited partnership interest in Justice and serves as one of the general partners. Justice owns a 544 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the "Hilton San Francisco Financial District" (the "Hotel") and related facilities, including a five level underground parking garage. The financial statements of Justice are consolidated with those of the Company. See Note 2 to the consolidated financial statements.

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

Most significant partnership decisions require the active participation and approval of both general partners. Pursuant to the terms of the partnership agreement, voting rights of the partners are determined according to the partners' entitlement to share in the net profit and loss of the partnership. The Company is not entitled to any additional voting rights by virtue of its position as a general partner. The partnership agreement also provides that no portion of the partnership real property can be sold without the written consent of the general and limited partners entitled to more than 72% of the net profit. As of June 30, 2010, there were 113 limited partners in Justice, including Portsmouth and Evon.

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

BUSINESS DEVELOPMENTS DURING THE LAST THREE FISCAL YEARS

Garage Installment Sale Agreement

Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby the Partnership purchased all of Evon's right title and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. The partnership also agreed to assume Evon's contract with Ace Parking Management, Inc. ("Ace Parking") for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The purchase price for the garage lease and related assets was approximately $755,000, payable in one down payment of approximately $28,000 and 26 equal monthly installments of approximately $29,000, which includes interest at the rate of 2.4% per annum. See Note 12 to the Consolidated Financial Statements.

Amendment of Limited Partnership Agreement

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

New General Partner Compensation Agreement

Concurrent with the Amendment to the Limited Partnership Agreement, a new General Partner Compensation Agreement (the "Compensation Agreement") was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreement for the general partners. Pursuant to the Compensation Agreement, the general partners of Justice will be entitled to receive an amount equal to 1.5% of the gross annual revenues of the Partnership (as defined), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. In no event shall the annual compensation be less than a minimum base of approximately $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for its services as managing general partner and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base, will be payable in equal fifty percent (50%) shares to Portsmouth and Evon.
During the years ended June 30, 2010 and 2009, the general partners were paid approximately $417,000 and $435,000 respectively, under the applicable compensation agreements. Of those amounts, approximately $264,000 and $222,000 was paid to Portsmouth for fiscal 2010 and 2009.

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

Pursuant to the Franchise Agreement, the Partnership paid monthly royalty fees for the first two years of three percent (3%) of the Hotel's gross room revenue, as defined, for the preceding calendar month; the third year was at four percent (4%) of the Hotel's gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel's gross room revenue. Justice also pays a monthly program fee of four percent (4%) of the Hotel's gross room revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. The Partnership also pays a monthly information technology recapture charge of 0.75% of the Hotel's gross revenue. In this difficult economic environment, Hilton agreed to reduce its information technology fees to 0.65% for the 2010 calendar year.

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


HOTEL MANAGEMENT COMPANY AGREEMENT

In February 2007, the Partnership terminated its prior hotel management agreement with Dow Hotel Company and entered into a management agreement with Prism Hospitality ("Prism") to manage and operate the Hotel as its agent, effective February 10, 2007. Prism is an experienced Hilton approved operator of upscale and luxury hotels throughout the Americas. The agreement is effective for a term of ten years, unless the agreement is extended as provided in the agreement, and the Partnership has the right to terminate the agreement upon ninety days written notice without further obligation. Under the management agreement, the Partnership is to pay base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income for the subject fiscal year exceeds the amount of a minimum Partnership's return ($7 million) for that fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were earned during the years ended June 30, 2010 and 2009. In support of the Partnership's efforts to reduce costs in this difficult economic environment, Prism agreed to reduce its management fees by fifty percent from January 1, 2009 through December 31, 2010, after which the original fee arrangement will remain in effect. Management fees paid to Prism during the years ended June 30, 2010 and 2009 were $246,000 and $398,000, respectively.

GARAGE LEASE AND OPERATIONS

Until September 30, 2008, the garage portion of the Hotel property was leased by the Partnership to Evon. That lease provided for a monthly rental of sixty percent (60%) of gross parking revenues with a minimum rent of $20,000 per month. That lease was to expire in November 2010. The garage lessee, Evon, was responsible for insurance, repairs and maintenance, utilities and all taxes assessed against the improvements to the leased premises. The garage is operated by Ace Parking pursuant to a parking facility management agreement. As discussed above, effective October 1, 2008, the Partnership purchased all of Evon's right title and interest in the remaining term of its lease and other related assets and assumed Evon's contract with Ace Parking as well as other liabilities associated with the operation of the garage. The Ace Parking agreement runs until October 31, 2010, with an option to renew for another five-year term. Pursuant to that agreement, the Partnership will pay to Ace Parking a management of $2,000 per month, an accounting fee equal to $250 per month, plus three percent (3%) of annual net profits in excess of $150,000.

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

RENTAL PROPERTIES

At June 30, 2010, the Company's investment in real estate consisted of properties located throughout the United States, with a concentration in Texas and Southern California. These properties include eighteen apartment complexes, two single-family houses as strategic investments and two commercial
real estate properties.  All properties are operating properties.   In addition
to the properties, the Company owns approximately 4.1 acres of unimproved real estate in Texas and 2 acres of unimproved land in Maui, Hawaii.

As of June 30, 2010, the Company had listed for sale its 249-unit apartment complex located in Austin, Texas and its 132-unit apartment complex located in San Antonio, Texas. These properties are classified as held for sale on the Company's consolidated balance sheet with the operations of these properties classified under discontinued operations in the consolidated statements of operations. No depreciation expense is recorded on these two properties.

MANAGEMENT OF RENTAL PROPERTIES

The Company may engage third party management companies as agents to manage certain of Company's residential rental properties.

The Company entered into a Management Agreement with Century West Properties, Inc. ("Century West") to act as an agent of the Company to rent and manage all of the Company's residential rental properties in the Los Angeles, California area. The Management Agreement with Century West was for an original term of twelve months ending on July 31, 2006 and continues on a month-to-month basis, until terminated upon 30 days prior written notice. The Management Agreement provides for a monthly fee equal to 4% of the monthly gross receipts from the properties with resident managers and a fee of 4 1/2% of monthly gross receipts for properties without resident managers. During the years ended June 30, 2010 and 2009, the management fees were $142,000 and $166,000, respectively.

During the year ended June 30, 2009, the Company terminated its property management agreements with Productive Management(Productive) and brought the property management of its six remaining properties located outside of California back in-house. Management believes that the Company can manage the properties more effectively and efficiently in-house. During the year June 30, 2009, the management fees paid to Productive were $152,000.

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel and real estate operations, the Company also invests from time to time in income producing instruments, corporate debt and equity securities, publically traded investment funds, mortgage backed securities, securities issued by REIT's and other companies which invest primarily in real estate.

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

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2010, the Company had other investments of $6,651,000.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2010, the Company had obligations for securities sold (equities short) of $1,698,000.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2010, the Company had a margin balance of $2,235,000 and incurred $435,000 and $211,000 in margin interest expense during the year ended June 30, 2010 and 2009, respectively.

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

Further information with respect to investment in marketable securities and other investments of the Company is set forth in Management Discussion and Analysis of Financial Condition and Results of Operations section and Notes 6 and 7 of the Notes to Consolidated Financial Statements.

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

The Hotel's target market is business travelers, leisure customers and tourists, and small to medium size groups. Since the Hotel operates in an upper scale segment of the market, we also face increased competition from providers of less expensive accommodations, such as limited service hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. Like other hotels, we have experienced a significant decrease in higher rated corporate and business travel during the last two fiscal years as many companies have severely cut their travel and entertainment budgets in response to economic conditions. As a result, there is added pressure on all hotels in the San Francisco market to lower room rates in an effort to maintain occupancy levels during such periods.

In this highly competitive market, Management has continued to focus on ways to enhance the guest experience as well as improve operating efficiencies. The Hotel has recently upgraded its guest room with newer flat panel televisions systems that provide guests with greater entertainment options. The Hotel has also installed many energy saving controls and devices as part of its efforts to become greener and reduce operating costs. Management will continue to explore new and innovative ways to improve operations and to attract new guests to the Hotel at higher room rates.

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

EMPLOYEES

As of June 30, 2010, the Company had a total of 7 full-time employees in its corporate office. Effective July 2002, the Company entered into a client service agreement with Administaff Companies II, L.P. ("Administaff"), a professional employer organization serving as an off-site, full service human resource department for its corporate office. Administaff personnel management services are delivered by entering into a co-employment relationship with the Company's employees. There are also approximately 32 employees at the Company's properties outside of the State of California that are subject to similar co-employment relationships with Administaff. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Employees of Justice and management of the Hotel are not unionized and the Company believes that their employee relationships are satisfactory. Most of the non-management employees of the Hotel are part of Local 2 of the Hotel Employees and Restaurant Employees Union ("UNITE HERE"). The Hotel's contract with Local 2 expired on August 14, 2009. While Local 2 has sent a statutory letter to the Hotel to open negotiations, no talks between the Hotel and union representatives have commenced to date. At this time, no disruptions to the operations of the Hotel are expected resulting from this expired and unresolved union contract.

The Hotel has two other labor agreements. A new contract with Stationary Engineers, Local 39 was reached on July 31, 2009 with an effective date retroactive to January 12, 2009 and an expiration date of January 11, 2011. A contract with Teamsters Local 856 expiring on December 31, 2008 was extended to December 31, 2010.

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

Other information about the Company can be found on our parent company's website www.intergroupcorporation.com. Reference in this document to that website address does not constitute incorporation by reference of the information contained on the website.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

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

HOTEL FINANCINGS

On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $27,723,000 as of June 30, 2010.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,267,000 as of June 30, 2010.

The Partnership had a $2,500,000 unsecured revolving line of credit facility with a bank that was to mature on April 30, 2010. Borrowings under that line of credit bore interest at Prime plus 3.0% per annum or based on the Wall Street Journal Prime Rate (3.25%) plus 3.0% per annum, floating, (but subject to a minimum floor rate at 5.0% per annum). Borrowings under the line of credit were subject to certain financial covenants, which are measured annually at June 30th and December 31st based on the credit arrangement. Effective April 29, 2010, the Partnership obtained a modification from the bank which converted its revolving line of credit facility to a term loan. The Partnership also obtained a waiver of any prior noncompliance with financial covenants.

The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification includes financial covenants written to reflect financial conditions that all hotels are facing. The covenants include specific financial ratios and a return to minimum profitability by June 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of June 30, 2010. The Partnership paid a loan modification fee of $10,000. The loan continues as unsecured. As of June 30, 2010, the interest rate was 5.75% and the outstanding balance was $2,500,000. As of June 30, 2009, the interest rate was 6.25% and the outstanding balance on the line of credit was $1,811,000.

RENTAL PROPERTIES

At June 30, 2010, the Company's investment in real estate consisted of properties located throughout the United States, with a concentration in Texas and Southern California. These properties include eighteen apartment complexes, two single-family houses as strategic investments and two commercial
real estate properties.  All properties are operating properties.   In addition
to the properties, the Company owns approximately 4.1 acres of unimproved real estate in Texas and 2 acres of unimproved land in Maui, Hawaii.

In the opinion of management, each of the properties is adequately covered by insurance. None of the properties are subject to foreclosure proceedings or litigation, other than such litigation incurred in the normal course of business. The Company's rental property leases are short-term leases, with no lease extending beyond one year.

Las Colinas, Texas. The Las Colinas property is a water front apartment community along Beaver Creek that was developed in 1993 with 358 units on approximately 15.6 acres of land. The Company acquired the complex on April 30, 2004 for approximately $27,145,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. Real estate property taxes for the year ended June 30, 2010 were approximately $614,000. The outstanding mortgage balance was approximately $18,414,000 at June 30, 2010 and the maturity date of the mortgage is May 1, 2013.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2010 were approximately $197,000.

Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $9,420,000 at June 30, 2010 and the maturity date of the mortgage is May 1, 2013.

St. Louis, Missouri. The St. Louis property is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2010, real estate property taxes were approximately $131,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,989,000 at June 30, 2010 and the maturity date of the mortgage is May 29, 2013.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2010, real estate property taxes were approximately $49,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $4,018,000 at June 30, 2010 and the maturity date of the mortgage is July 1, 2014.

San Antonio, Texas. The San Antonio property is a two-story project with 132 units on approximately 4.3 acres. The Company acquired the complex on June 29, 1993 for $2,752,000. For the year ended June 30, 2010, real estate taxes were approximately $116,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $3,248,000 at June 30, 2010 and the maturity date of the mortgage is October 30, 2011.

Austin, Texas. The Austin property is a two-story project with 249 units on approximately 7.8 acres. The Company acquired the complex with 190 units on November 18, 1999 for $4,150,000. The Company also acquired an adjacent complex with 59 units on January 8, 2002 for $1,681,000. For the year ended June 30, 2010, real estate taxes were approximately $182,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $7,202,000 at June 30, 2010 and the maturity date of the mortgage is July 1, 2023. The Company also owns approximately 4.1 acres of unimproved land adjacent to this property.

Los Angeles, California. The Company owns two commercial properties, twelve apartment complexes, and two single-family houses in the general area of West Los Angeles.

The first Los Angeles commercial property is a 5,500 square foot, two story building that served as the Company's corporate offices until it was leased out, effective October 1, 2009 and the Company leased a new space for its corporate office. The Company acquired the building on March 4, 1999 for $1,876,000. The property taxes for the year ended June 30, 2010 were approximately $22,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,155,000 at June 30, 2010 and the maturity date of the mortgage is March 25, 2014.

The second Los Angeles commercial property is a 5,900 square foot commercial building. The Company acquired the building on September 15, 2000 for $1,758,000. The property taxes for the year ended June 30, 2010 were approximately $13,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $660,000 at June 30, 2010 and the maturity date of the mortgage is December 15, 2013.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30, 2010, real estate property taxes were approximately $19,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $952,000 at June 30, 2010 and the maturity date of the mortgage is December 1, 2018.

The second Los Angeles apartment complex is a 29,000 square foot three-story apartment with 27 units. This complex is held by Intergroup Woodland Village, Inc. ("Woodland Village"), which is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000. For the year ended June 30, 2010, real estate property taxes were approximately $57,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,660,000 at June 30, 2010 and the maturity date of the mortgage is October 1, 2029.

The third Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2010, real estate property taxes were approximately $33,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $984,000 at June 30, 2010 and the maturity date of the mortgage is November 1, 2029.

The fourth Los Angeles apartment complex is a 10,500 square foot apartment with 9 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2010, real estate property taxes were approximately $26,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $735,000 at June 30, 2010 and the maturity date of the mortgage is December 31, 2029.

The fifth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2010, real estate property taxes were approximately $99,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $3,608,000 at June 30, 2010 and the maturity date of the mortgage is August 1, 2033.

The sixth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2010, real estate property taxes were approximately $67,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2003, the operations of this property stopped and in December 2003, major renovations of the property began. In May 2004, the Company obtained a construction loan in the amount of $6,268,000 as part of a major renovation. In July 2006, the renovation of the property was completed and renting of the apartments commenced. In August 2007, the construction loan was refinanced to a note payable. The outstanding mortgage balance was approximately $6,787,000 at June 30, 2010 and the maturity date of the mortgage is September 1, 2022.

The seventh Los Angeles apartment complex is a 3,000 square foot apartment with 4 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2010, real estate property taxes were approximately $16,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $399,000 at June 30, 2010 and the maturity date of the mortgage is August 1, 2030.

The eighth Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2010, real estate property taxes were approximately $15,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $669,000 at June 30, 2010 and the maturity date of the mortgage is December 1, 2018.

The ninth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2010, real estate property taxes were approximately $20,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $984,000 at June 30, 2010 and the maturity date of the mortgage is December 1, 2018.

The tenth Los Angeles apartment complex is a 32,800 square foot two-story apartment with 24 units. The Company acquired the property on March 8, 2001 at an initial cost of approximately $2,859,000. For the year ended June 30, 2010, real estate property taxes were approximately $43,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,578,000 at June 30, 2010 and the maturity date of the mortgage is April 1, 2031.

The eleventh Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2010, real estate property taxes were approximately $18,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $518,000 at June 30, 2010 and the maturity date of the mortgage is November 1, 2029.

The twelfth Los Angeles apartment complex, which is owned 100% by the Company's subsidiary Santa Fe, is a 4,200 square foot two-story apartment with 2 units. Santa Fe acquired the property on February 1, 2002 at an initial cost of approximately $785,000. For the year ended June 30, 2010, real estate property taxes were approximately $11,000. Depreciation is recorded on the straight-line method based upon an estimated useful Life of 40 years. The outstanding mortgage balance was approximately $407,000 at June 30, 2010 and the maturity date of the mortgage is January 18, 2032.

The first Los Angeles single-family house is a 2,771 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. For the year ended June 30, 2010, real estate property taxes were approximately $10,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $435,000 at June 30, 2010 and the maturity date of the mortgage is December 1, 2030.

The second Los Angeles single-family house is a 2,201 square foot home. The Company acquired the property on August 22, 2003 at an initial cost of approximately $700,000. For the year ended June 30, 2010, real estate property taxes were approximately $11,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $470,000 at June 30, 2010 and the maturity date of the mortgage is November 1, 2033.

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

ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) and the physical occupancy(gross potential rent less vacancy loss divided by gross potential rent) for each of the Company's operating properties for fiscal year ended June 30, 2010 are provided below.

                                        Economic              Physical
         Property                       Occupancy             Occupancy
         --------                       ---------            ----------
         Apartments:

         1.  Las Colinas,TX                65%                    91%
         2.  Morris County, NJ             81%                    94%
         3.  St. Louis, MO                 78%                    88%
         4.  Florence, KY                  81%                    92%
         5.  San Antonio, TX               74%                    84%
         6.  Austin, TX                    56%                    75%
         7.  Los Angeles, CA (1)           79%                    98%
         8.  Los Angeles, CA (2)           70%                    99%
         9.  Los Angeles, CA (3)           88%                    91%
         10. Los Angeles, CA (4)           86%                    96%
         11. Los Angeles, CA (5)           71%                    99%
         12. Los Angeles, CA (6)           72%                    91%
         13. Los Angeles, CA (7)           86%                    92%
         14. Los Angeles, CA (8)           86%                    95%
         15. Los Angeles, CA (9)           84%                    92%
         16. Los Angeles, CA (10)          82%                    96%
         17. Los Angeles, CA (11)          87%                    93%
         18. Los Angeles, CA (12)          87%                    92%

The Company's Los Angeles, California properties are subject to various rent control laws, ordinances and regulations which impact the Company's ability to adjust and achieve higher rental rates.

The Company's two commercial properties in Los Angeles, California are fully leased to two respective tenants. The first commercial building lease ends in November of 2011 with the tenant having the option to extend the lease for another five years. The second commercial building lease ends in September 2016.

Item 3.  LEGAL PROCEEDINGS

The Company is not subject to any legal proceedings requiring disclosure.


                            PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is listed and trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market, LLC under the symbol: "INTG". The following table sets forth the high and low sales prices for the Company's common stock for each quarter of the last two fiscal years ended June 30, 2010 and 2009 as reported by NASDAQ.

Fiscal 2010                           High                 Low
-----------                           -----               -----
First Quarter 7/1 - 9/30             $12.01              $ 7.80
Second Quarter 10/1 - 12/31          $11.64              $ 8.35
Third Quarter 1/1 - 3/31             $11.34              $ 8.50
Fourth Quarter 4/1 - 6/30            $16.24              $10.86

Fiscal 2009                           High                 Low
-----------                           -----               -----
First Quarter 7/1 - 9/30             $17.40              $10.37
Second Quarter 10/1 - 12/31          $16.84              $ 8.60
Third Quarter 1/1 - 3/31             $12.91              $ 6.54
Fourth Quarter 4/1 - 6/30            $12.84              $ 7.55

As of September 10, 2010, the approximate number of holders of record of the Company's Common Stock was 415. Such number of owners was determined from the Company's shareholders records and does not include beneficial owners of the Company's Common Stock whose shares are held in names of various brokers, clearing agencies or other nominees. Including beneficial holders, there are approximately 1,050 shareholders of the Company's Common Stock.

DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

This information appears in Part III, Item 12 of this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not make any purchases of its equity securities during the last quarter of fiscal 2010.


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

Fiscal Year Ended June 30, 2010 Compared to Fiscal Year Ended June 30, 2009

The Company had a net loss of $4,575,000 for the year ended June 30, 2010 compared to a net loss of $238,000 for the year ended June 30, 2009. The increase in the net loss is primarily attributable to the current year net loss on marketable securities of $747,000 compared to a net gain on marketable securities of $6,132,000 in the prior year. This change was partially offset by the income tax benefit in the current year and improved hotel operations.

The Company had a loss on hotel operations of $2,390,000 for the year ended June 30, 2010, compared to a loss of $2,722,000 for the year ended June 30, 2009. The reduction in the loss was primarily attributable to a one-time loss related to the termination of the hotel garage lease in the amount of $684,000 which was incurred during fiscal 2009, partially offset by an increase in depreciation and amortization expense due to improvements to the Hotel during the current year, including upgrades to the guest rooms and installation of energy saving controls and devices.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2010 and 2009.


For the years ended June 30,                                    2010            2009
---------------------------                                 -----------     ----------
Hotel revenues:
 Hotel rooms                                               $ 24,848,000    $ 25,237,000
 Food and beverage                                            4,703,000       4,911,000
 Garage                                                       2,507,000       2,104,000
 Other operating departments                                    622,000         569,000
                                                             ----------      ----------
  Total hotel revenues                                       32,680,000      32,821,000

Operating expenses excluding interest, depreciation
  and amortization                                          (27,223,000)    (28,015,000)
                                                             ----------      ----------
Operating income before interest, depreciation and
 amortization                                                 5,457,000       4,806,000

Interest expense                                             (2,902,000)     (2,873,000)
Depreciation and amortization expense                        (4,945,000)     (4,655,000)
                                                             ----------      ----------
Loss from hotel operations                                  $(2,390,000)    $(2,722,000)
                                                             ==========      ==========

For the fiscal year ended June 30, 2010, the Hotel generated operating income of approximately $5,457,000 before interest, depreciation and amortization, on operating revenues of approximately $32,680,000 compared to operating income of approximately $4,806,000 before interest, depreciation and amortization, on operating revenues of approximately $32,821,000 for the fiscal year ended June 30, 2009. The increase in Hotel operating income from fiscal 2009 to 2010 is primarily attributable to a one-time loss on the termination of the garage lease in the amount of $684,000 which was included in operating expenses in fiscal 2009, partially offset by a $141,000 decline in total hotel revenues in fiscal 2010.

Room revenues decreased by approximately $389,000 for the fiscal year ended June 30, 2010 when compared to fiscal year ended June 30, 2009 and food and beverage revenues decreased by approximately $208,000 for the same period. The decrease in room revenues was primarily attributable to a significant decline in average daily room rates during fiscal 2010 as hotels in the San Francisco market continued to reduce room rates in an effort to maintain occupancy levels in a very competitive market. Many hotels have been forced to adopt this strategy due to a severe reduction in higher rated corporate and group business travel, which has been replaced by discounted business from Internet channels. The decrease in food and beverage revenues is primarily attributable to decline in banquet and catering business as companies continue with cuts in business travel, corporate meetings and events. The declines in room and food and beverage revenue were partially offset by a $403,000 increase in garage revenues due to the termination of the garage lease effective October 1, 2008 and the integration of those operations into those of the Hotel.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the fiscal years ended June 30, 2010 and 2009.

Fiscal Year Ended          Average           Average
     June 30,             Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2010                   $143              87%              $125
      2009                   $157              81%              $127

The operations of the Hotel continued to be impacted by the significant downturn in the domestic and international economies and markets. Room rates continue to be the toughest challenge as the Hotel's average daily room rate was approximately $14 lower for the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009. However, due to increased sales and marketing efforts in the face of difficult economic conditions and greater competition, the Hotel was able to boost occupancy rates by approximately 6% over the comparable period. As a result, the Hotel was able to achieve a RevPar number that compared very favorably to its competitive set.

In this highly competitive market, management has also continued to focus on ways to enhance the guest experience as well as improve operating efficiencies. The Hotel has recently upgraded its guest room with newer flat panel television systems that provide guests with greater entertainment options. The Hotel has also installed many energy saving controls and devices as part of its efforts to become greener and reduce operating costs. Management will continue to explore new and innovative ways to improve operations and attract new guests to the Hotel at higher room rates.

While operating in a difficult economy, management was able to improve its real estate operations by reducing operating expenses and interest expense. The Company had real estate revenues of $12,155,000 for the year ended June 30, 2010 compared with revenues of $12,787,000 for the year ended June 30, 2009. While revenues declined by $632,000 as the result of operating in a more challenging economy, management was able to reduce real estate operating expenses by $480,000 to $5,857,000 for the year ended June 30, 2010 from $6,337,000 for the year ended June 30, 2009. Management's decision during the second half of the fiscal year ended June 30, 2009 to terminate its property management agreement with Productive Management and to bring the management of its four remaining properties located outside of California back in-house reduced operating expenses of approximately $154,000. Interest expense also decreased to $3,186,000 from $3,381,000 as the result of management refinancing several of the Company's mortgage loans to lower interest rates during fiscal

2009 and variable interest rates resetting lower on a certain number of our
properties located in Los Angeles, California.   Management continues to review
and analyze the Company's real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

As of June 30, 2010, the Company had listed for sale its 249-unit apartment complex located in Austin, Texas and its 132-unit apartment complex located in San Antonio, Texas. These properties are classified as held for sale on the Company's consolidated balance sheet with the operations of these properties classified under discontinued operations in the consolidated statements of operations. No depreciation expense is recorded on these two properties.

The Company had a net loss on marketable securities of $747,000 for the year ended June 30, 2010 as compared to a net gain on marketable securities of $6,132,000 for the year ended June 30, 2009. For the year ended June 30, 2010, the Company had a net realized gain of $3,993,000 and a net unrealized loss of $4,740,000. For the year ended June 30, 2009, the Company had a net realized gain of $1,190,000 and a net unrealized gain of $4,942,000. Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company's net income. However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee and other company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of June 30, 2010, the Company had net other investments of $6,651,000. Included in other investments are investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. The Company recorded an unrealized gain of $181,000 related to these warrants during the year ended June 30, 2010. During the years ended June 30, 2010 and 2009, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairments and recorded impairment losses of $1,805,000 and $1,300,000, respectively.

Dividend and interest income increased to $425,000 from the year ended June 30, 2010 from $205,000 for the year ended June 30, 2009 due to the increased investment in income yielding securities.

Margin interest and trading expenses increased to $1,398,000 for the year ended June 30, 2010 from $1,186,000 for the year ended June 30, 2009. The increase is primarily due to the increase in margin interest expense to $435,000 for the year ended June 30, 2010 from $211,000 for the year ended June 30, 2009. The increase is the result of the maintenance of higher margin balances.

During the year ended June 30, 2010, the Company had an income tax benefit of $1,639,000 on both continuing and discontinued operations compared to a tax expense of $944,000. The effective tax rate is significantly higher for the year ended June 30, 2010 as compared to the year ended June 30, 2009 primarily due to a lower loss from Justice which resulted in a lower amount of noncontrolling interest that was reconciled against the net loss of the Company for income tax calculation purposes.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2010 and 2009, the Company had investments in marketable equity securities of $7,712,000 and $13,920,000, respectively. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as:

   June 30, 2010                                              % of Total
                                                              Investment
   Industry Group                      Market Value           Securities
   --------------                      ------------           ----------
   Investment funds                    $  3,271,000               42.4%
   REITs                                  1,946,000               25.2%
   Healthcare                               668,000                8.7%
   Financial services                       551,000                7.1%
   Other                                  1,276,000               16.6%
                                         ----------              ------
                                       $  7,712,000              100.0%
                                         ==========              ======

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
                                         ==========              ======

The Company's investment portfolio is diversified with 46 different equity securities. The Company has four individual positions that comprise more than 5% of the equity value of the portfolio with the largest being 19% of the value of the portfolio. The amount of the Company's investment in any particular issue may increase or decrease, and additions or reductions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reductions in other positions.

The following table shows the net gain(loss) on the Company's marketable securities and the associated margin interest and trading expenses for the respective years:

For the years ended June 30,               2010                   2009
                                       ------------           ------------
Net investment (loss)gain               $  (747,000)          $  6,132,000
Net unrealized gain on other investments    181,000                      -
Impairment loss on other investments     (1,805,000)            (1,300,000)
Dividend and interest income                425,000                205,000
Margin interest                            (435,000)              (211,000)
Trading expenses                           (963,000)              (975,000)
                                       ------------           ------------
                                       $ (3,344,000)          $  3,851,000
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

As of June 30, 2010 and 2009, the Company had net other investments of $6,651,000 and $6,567,000, respectively. Included in the net other investments are notes and convertible notes in Comstock Mining, Inc., a public company, that had a carrying value of $1,875,000 (net of impairment adjustments) as of June 30, 2010. The face value of these notes and convertible notes as of June 30, 2010 totaled approximately $12,946,000, which includes $8,972,000 of principal and $3,974,000 of accrued interest. Comstock Mining is currently working with its debt holders, including the Company, to restructure its debt and capital structure.


FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated from its Hotel operations and general partner fees from Justice. The Company also receives revenues generated from the investment of its cash and marketable securities and other investments. Since the operations of the Hotel were temporarily suspended on May 31, 2005, and significant amounts of money were expended to renovate and reposition the Hotel as a Hilton, Justice did not pay any partnership distributions until the end of March 2007. As a result, the Company had to depend more on the revenues generated from the investment of its cash and marketable securities during that transition period.

The Hotel started to generate cash flows from its operations in June 2006. For the fiscal year ended June 30, 2009, Justice paid a total of $850,000 in limited partnership distributions, of which the Company received $425,000. The fiscal 2009 distributions were paid in September 2008, after which the San Francisco hotel market began to feel the full impact of the significant downturn in domestic and international economies that continued throughout fiscal 2009 and 2010. As a result, no Partnership distributions were paid in fiscal 2010. Since no significant improvement in economic conditions is expected in the lodging industry until sometime during 2011, no limited partnership distributions are anticipated in the foreseeable future. The general partners will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. As a result, total general partner fees paid to Portsmouth for the year ended June 30, 2010 increased to $264,000, compared to $222,000 for the year ended June 30, 2009.

                                  -27-
<PAGE<

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $27,723,000 as of June 30, 2010.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,267,000 as of June 30, 2010.

Justice had a $2,500,000 unsecured revolving line of credit facility with East West Bank (formerly United Commercial Bank) that was to mature on April 30, 2010. Borrowings under that line of credit bore interest at Prime plus 3.0% per annum or based on the Wall Street Journal Prime Rate (3.25%) plus 3.0% per annum, floating, (but subject to a minimum floor rate at 5.0% per annum). Borrowings under the line of credit were subject to certain financial covenants, which are measured annually at June 30th and December 31st based on the credit arrangement. Effective April 29, 2010, the Partnership obtained a modification from the bank which converted its revolving line of credit facility to a term loan. The Partnership also obtained a waiver of any prior noncompliance with financial covenants.

The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification includes financial covenants written to reflect financial conditions that all hotels are facing. The covenants include specific financial ratios and a return to minimum profitability by June 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of June 30, 2010. The Partnership paid a loan modification fee of $10,000. The loan continues as unsecured. As of June 30, 2010, the interest rate was 5.75% and the outstanding balance was $2,500,000. As of June 30, 2009, the interest rate was 6.25% and the outstanding balance on the line of credit was $1,811,000.

Despite the downturns in the economy, the Hotel has continued to generate positive cash flows. While the debt service requirements related to the two Prudential loans, as well as the new term loan to pay off the line of credit, may create some additional risk for the Company and its ability to generate cash flows in the future since the Partnership's assets had been virtually debt free for a number of years, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership's current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

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

During the year ended June 30, 2010, the Company improved real estate properties in the aggregate amount of $310,000. Management believes the improvements to the properties should enhance market values, maintain the competitiveness of the Company's properties and potentially enable the Company to obtain a higher yield through higher rents.

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


MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company's material financial obligations which also includes interest.

                                    Total        Year 1       Year 2       Year 3        Year 4      Year 5      Thereafter
                                ------------   ----------   ----------   ----------   -----------   ----------   -----------
Mortgage notes payable          $140,794,000   $7,779,000  $11,769,000  $39,521,000   $ 7,268,000   $9,055,000   $65,402,000
Other notes payable                4,274,000    1,234,000      708,000      694,000     1,629,000        9,000             -
Operating leases                     792,000      270,000      103,000       87,000       107,000      111,000       114,000
                                 -----------    ---------    ---------    ---------    ----------    ---------    ----------
Total                           $145,860,000   $9,283,000  $12,580,000  $40,302,000   $ 9,004,000   $9,175,000   $65,516,000


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


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.


Item 8.  Financial Statements and Supplementary Data


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                         PAGE

Report of Independent Registered Public Accounting Firm             31

Consolidated Balance Sheets - June 30, 2010 and 2009                32

Consolidated Statements of Operations - For
  Years Ended June 30, 2010 and 2009                                33

Consolidated Statements of Shareholders' Equity(Deficit) - For
  Years Ended June 30, 2010 and 2009                                34

Consolidated Statements of Cash Flows - For
  Years Ended June 30, 2010 and 2009                                35

Notes to the Consolidated Financial Statements                      36 - 64

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
   Shareholders of The Intergroup Corporation:


We have audited the accompanying consolidated balance sheets of The Intergroup Corporation and its subsidiaries (the Company) as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Intergroup Corporation and its subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests effective July 1, 2009.



Burr Pilger Mayer, Inc.
San Francisco, California
September 24, 2010


                                  THE INTERGROUP CORPORATION
                                  CONSOLIDATED BALANCE SHEETS

As of                                                                      June 30, 2010      June 30, 2009
                                                                 --------------      -------------
ASSETS
  Investment in hotel, net                                         $ 41,961,000       $ 44,791,000
  Investment in real estate, net                                     61,184,000         63,536,000
  Properties held for sale                                            7,193,000          7,145,000
  Investment in marketable securities                                 7,712,000         13,920,000
  Other investments, net                                              6,651,000          6,567,000
  Cash and cash equivalents                                           1,140,000          1,024,000
  Restricted cash                                                     1,641,000          1,598,000
  Other assets, net                                                   4,645,000          3,761,000
                                                                    -----------        -----------
    Total assets                                                   $132,127,000       $142,342,000
                                                                    ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)

Liabilities
  Accounts payable and other liabilities                           $ 10,473,000       $  9,939,000
  Due to securities broker                                            2,235,000          4,840,000
  Obligations for securities sold                                     1,698,000          2,105,000
  Line of credit                                                              -          1,811,000
  Other notes payable                                                 3,688,000          1,280,000
  Mortgage notes payable - hotel                                     45,990,000         46,757,000
  Mortgage notes payable - real estate                               59,842,000         61,061,000
  Mortgage notes payable - property held for sale                    10,450,000         10,670,000
  Deferred income taxes                                               1,135,000          2,839,000
                                                                    -----------        -----------
    Total liabilities                                               135,511,000        141,302,000
                                                                    -----------        -----------

Commitments and contingencies

Shareholders' equity(deficit):
  Preferred stock, $.01 par value, 100,000 shares
   authorized; none issued                                                    -                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,290,872 and 3,216,653 issued; 2,401,884 and 2,327,665
   Outstanding, respectively                                             33,000             32,000
  Additional paid-in capital                                          9,109,000          8,959,000
  Retained earnings                                                   4,190,000          6,739,000
  Treasury stock, at cost, 888,988 shares                            (9,564,000)        (9,564,000)
                                                                    -----------        -----------
Total Intergroup shareholders' equity                                 3,768,000          6,166,000
Noncontrolling interest                                              (7,152,000)        (5,126,000)
                                                                    -----------        -----------
Total shareholders' equity(deficit)                                  (3,384,000)         1,040,000
                                                                    -----------        -----------
Total liabilities and shareholders' equity(deficit)                $132,127,000       $142,342,000
                                                                    ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.


                        THE INTERGROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


For the years ended June 30,                                2010            2009
                                                         -----------    -----------
Revenues
 Hotel                                                  $ 32,680,000   $ 32,821,000
 Real estate                                              12,155,000     12,787,000
                                                         -----------    -----------
Total revenues                                            44,835,000     45,608,000
                                                         -----------    -----------
Costs and operating expenses
 Hotel operating expenses                                (27,223,000)   (27,331,000)
 Real estate operating expenses                           (5,857,000)    (6,337,000)
 Loss on termination of garage lease                               -       (684,000)
 Depreciation and amortization expense                    (6,905,000)    (6,777,000)
 General and administrative expense                       (1,814,000)    (1,663,000)
                                                         -----------    -----------
Total costs and operating expenses                       (41,799,000)   (42,792,000)
                                                         -----------    -----------
Income from operations                                     3,036,000      2,816,000
                                                         -----------    -----------
Other income(expense)
 Interest expense                                         (6,088,000)    (6,254,000)
 Net gain(loss) on marketable securities                    (747,000)     6,132,000
 Unrealized gain on other investments                        181,000              -
 Impairment loss on other investments                     (1,805,000)    (1,300,000)
 Dividend and interest income                                425,000        205,000
 Trading and margin interest expense                      (1,398,000)    (1,186,000)
                                                         -----------    -----------
Net other expense                                         (9,432,000)    (2,403,000)
                                                         -----------    -----------

Income(loss) before income tax                            (6,396,000)       413,000
Income tax benefit(expense)                                1,713,000       (827,000)
                                                         -----------    -----------
Loss from continuing operations                           (4,683,000)      (414,000)
                                                         -----------    -----------
Discontinued operations:
  Income from discontinued operations                        182,000        293,000
  Provision for income tax expense                           (74,000)      (117,000)
                                                         -----------    -----------
Income from discontinued operations                          108,000        176,000
                                                         -----------    -----------
Net loss                                                  (4,575,000)      (238,000)
Less: Net loss attributable to the
  noncontrolling interest                                  2,026,000        627,000
                                                         -----------    -----------
Net (loss)income attributable to Intergroup              $(2,549,000)   $   389,000
                                                         -----------    -----------


Net loss per share from continuing operations
  Basic and diluted                                      $    (1.96)    $     (0.18)

Net income per share from discontinued operations
  Basic and diluted                                      $     0.05     $      0.07

Net loss per share attributable to InterGroup
  Basic and diluted                                      $    (1.07)    $      0.16

Weighted average shares outstanding                        2,383,602      2,361,882
                                                         ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.


                               THE INTERGROUP CORPORATION
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(DEFICIT)


                                           Additional                               Intergroup                        Total
                                Common     paid-in       Retained      Treasury     Shareholders' Noncontrolling   Shareholders'
                       Shares   stock      capital       earnings       stock          Equity          Interest        Equity
                    ----------  -------   ----------   -----------    -----------   -----------   --------------   ------------
Balance at
 June 30, 2008       3,200,093  $32,000   $8,791,000   $ 6,775,000    $(9,151,000)  $ 6,447,000   $  (4,499,000)    $ 1,948,000

Net income (loss)                                          389,000                      389,000        (627,000)       (238,000)

Distributions to
 noncontrolling
 interest                                                 (425,000)                    (425,000)                       (425,000)


Issuance of stock        4,560                72,000                                     72,000                          72,000

Exercise of stock
 options                12,000                96,000                                     96,000                          96,000

Purchase of
 treasury stock                                                          (413,000)     (413,000)                       (413,000)

                    ----------  -------   ----------   -----------     -----------   -----------   --------------   -----------
Balance at
 June 30, 2009       3,216,653   32,000    8,959,000     6,739,000     (9,564,000)    6,166,000      (5,126,000)      1,040,000

Net loss                                                (2,549,000)                  (2,549,000)     (2,026,000)     (4,575,000)

Issuance of stock        6,004                72,000                                     72,000                          72,000

Conversion of RSU
 To stock               65,215    1,000       (1,000)                                         -

Exercise of stock
 options                 3,000                36,000                                     36,000                          36,000

Stock options issued                          43,000                                     43,000                          43,000

                    ----------  -------   ----------   -----------    -----------   -----------   --------------    -----------
Balance at
 June 30, 2010       3,290,872  $33,000   $9,109,000   $ 4,190,000    $(9,564,000)  $ 3,768,000   $  (7,152,000)    $(3,384,000)
                     =========  =======   ==========   ===========    ===========   ===========   ==============    ===========


The accompanying notes are an integral part of these consolidated financial statements.


                         THE INTERGROUP COPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30,                         2010          2009
                                                 -----------    -----------
Cash flows from operating activities:
Net loss                                         $(4,575,000)  $   (238,000)
Adjustments to reconcile net loss
 to cash provided by operating activities:
  Depreciation and amortization                    6,905,000      6,777,000
  Net unrealized (gain)loss on investments         4,740,000     (4,942,000)
  Net unrealized gain on other investments          (181,000)             -
  Impairment loss on other investments             1,805,000      1,300,000
  Gain on insurance recovery                        (178,000)             -
  Loss on termination of garage lease                      -        684,000
  Stock compensation expense                         115,000         72,000
  Changes in assets and liabilities:
   Other assets                                     (257,000)       171,000
   Investment in marketable securities             1,468,000     (2,272,000)
   Accounts payable and other liabilities            558,000       (824,000)
   Due to securities broker                       (2,605,000)     2,207,000
   Obligations for securities sold                  (407,000)     2,105,000
   Deferred taxes                                 (1,704,000)       753,000
                                                 -----------   ------------
Net cash provided by operating activities          5,684,000      5,793,000
                                                 -----------   ------------
Cash flows from investing activities:
  Investment in hotel                             (1,329,000)    (1,185,000)
  Investment in real estate                         (161,000)      (443,000)
  Investment in Other investments                 (1,708,000)    (1,069,000)
  Investment in Santa Fe                                   -        (17,000)
  Investment in Portsmouth                                 -        (12,000)
  Restricted cash                                    (43,000)        55,000
                                                 -----------    -----------
Net cash used in investing activities             (3,241,000)    (2,671,000)
                                                 -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable                   -      1,147,000
  Principal payments on mortgage notes payable    (2,206,000)    (1,887,000)
  Borrowings from note payable/line of credit       689,000     (3,164,000)
 (Payments)borrowings of other notes payable        (846,000)       642,000
  Purchase of treasury stock                               -       (413,000)
  Distribution to noncontrolling interest                  -       (425,000)
  Proceeds from exercise of stock options             36,000         96,000
                                                 -----------    -----------
Net cash used in financing activities             (2,327,000)    (4,004,000)
                                                 -----------    -----------
Net increase(decrease) in cash and
  cash equivalents                                   116,000       (882,000)
Cash and cash equivalents at beginning of
 year                                              1,024,000      1,906,000
                                                 -----------    -----------
Cash and cash equivalents at end of year         $ 1,140,000   $  1,024,000
                                                 ===========    ===========
Supplemental information:


  Income tax paid                                $   103,000    $   162,000
                                                  ==========     ==========
  Interest paid                                  $ 7,115,000    $ 7,077,000
                                                  ==========     ==========
  Conversion of line of credit into other notes
   Payable                                       $ 2,500,000    $         -
                                                  ==========     ==========
  Fixed assets acquired through capital lease    $   754,800    $         -
                                                  ==========     ==========
  Note payable issued under the installment
   sale agreement                                $         -    $   727,000
                                                  ==========     ==========
  Fixed assets acquired and note payable assumed
   under the installment sale agreement          $         -    $   (43,000)
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

As of June 30, 2010, the Company had the power to vote 80% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company's Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe's revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. ("Portsmouth"), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 11.7% of the common stock of Portsmouth. Portsmouth has a 50.0% limited partnership interest in Justice and serves as one of the two general partners. The other general partner, Evon Corporation ("Evon"), served as the managing general partner until December 1, 2008 at which time Portsmouth assumed the role of managing general partner. As discussed in Note 2, the financial statements of Justice are consolidated with those of the Company.

Justice owns a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the Hotel) and related facilities including a five level underground parking garage. The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice also has a Management Agreement with Prism Hospitality L.P. (Prism) to perform the day-to-day management functions of the Hotel.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles
(GAAP). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2010 and 2009.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2010 and 2009.

Investment in Marketable Securities

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the consolidated statements of operations.

Other Investments, Net

Other investments include non-marketable securities that are carried at cost net of any impairment loss and non-marketable warrants carried at fair value. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2010 and 2009, the Company recorded impairment losses related to other investments of $1,805,000 and $1,300,000, respectively.

Derivative Financial Instruments

The Company has investments in stock warrants that are considered derivative instruments.

Derivative financial instruments, as defined in ASC 815-10-15-83, "Derivatives and Hedging"(pre-Codification SFAS No. 133 Accounting for Derivative Financial Instruments and Hedging Activities ), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value on the Company's consolidated balance sheet with the related unrealized gain or loss recorded in the Company's consolidated statement of operations. The Company used the Black-Scholes option valuation model to estimate the fair value these instruments which requires management to make significant assumptions including trading volatility, estimated terms, and risk free rates. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based models are highly volatile and sensitive to changes in the trading market price of the underlying common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company's consolidated statement of operations will reflect the volatility in these estimate and assumption changes.

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

Other Assets, Net

Other asset includes loan fees, franchise fees and license fees. Loan fees are stated at cost and amortized over the term of the loan using the effective interest method. Franchise fees are stated at cost and amortized over the life of the agreement (15 years). License fees are stated at cost and amortized over 10 years.

Accounts receivable from the Hotel and rental property customers are carried at cost less an allowance for doubtful accounts that is based on management's assessment of the collectability of accounts receivable. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers.

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

Accounts Payable and Other Liabilities

Accounts payable and other liabilities include trade payables, advance deposits and other liabilities.

Of the total accounts payable and other liabilities balance of $10,473,000, $7,417,000 is accounts payable related to Justice Investors and its hotel operations.

Treasury Stock

The Company records the acquisition of treasury stock under the cost method.

Fair Value of Financial Instruments

The Company accounts for its assets and liabilities under accounting standards of fair value measurement. Under these standards, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. Accounting standards for fair value measurement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

Level 1-inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2-inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3-inputs to the valuation methodology are unobservable and significant to the fair value.

Revenue Recognition

Room revenue is recognized on the date upon which a guest occupies a room and/or utilizes the Hotel's services. Food and beverage revenues are recognized upon delivery. Garage revenue is recognized when a guest uses the garage space.

Rental revenue is recognized on the straight-line method of accounting whereby contractual rent payment increases are recognized evenly over the lease term, regardless of when the rent payments are received by Justice. The leases contain provisions for base rent plus a percentage of the lessees' revenues, which are recognized when earned.

Revenue recognition from apartment rentals commences when an apartment unit is placed in service and occupied by a rent-paying tenant. Apartment units are leased on a short-term basis, with no lease extending beyond one year.

Income Taxes

Deferred income taxes are calculated under the liability method. Deferred income tax assets and liabilities are based on differences between the financial statement and tax basis of assets and liabilities at the current enacted tax rates. Changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted tax rates are charged or credited to income tax expense in the period of enactment. Valuation allowances are established for certain deferred tax assets where realization is not likely.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the "more-likely-than-not" threshold based on the technical merits of the positions.

Environmental Remediation Costs

Liabilities for environmental remediation costs are recorded and charged to expense when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Recoveries of such costs are recognized when received. As of June 30, 2010 and 2009, there were no liabilities for environmental remediation.

Earnings Per Share

Basic income(loss) per share is computed by dividing net income(loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income(loss) per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. As of June 30, 2010, the Company had 75,000 stock options that were considered potentially dilutive common shares and 117,000 stock options that were considered anti-dilutive. As of June 30, 2009, the Company had 45,000 stock options that were considered potentially dilutive common shares and 57,000 stock options that were considered anti-dilutive. However, the basic and diluted earnings per share were the same for the years ended June 30, 2010 and 2009 because of the Company's net loss from continuing operations.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into Accounting Standards Codification (ASC) Topic
105. This standard became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification was effective for interim or annual financial periods ended after September 15,

2009. The Company adopted ASC 105 beginning the quarter ended September 30, 2009. The adoption of ASC 105 did not have a material impact on our consolidated financial position, results of operations and cash flows. Additionally, the FASB now uses Accounting Standards Updates (ASU) to amend ASC.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which has been codified into ASC Topic 810-10, "Consolidation". It clarifies that related parties should be considered when evaluating the criteria for determining whether a decision maker's or service provider's fee represents a variable interest. In addition, the amendments clarify that a quantitative calculation should not be the sole basis for evaluating whether a decision maker's or service provider's fee represents a variable interest. This guidance will be effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009. Early application is not permitted. Management does not anticipate that the adoption of this guidance will have a material effect on the Company's consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into ASC Topic 855 and updated by ASU 2010-09. The Company adopted ASC Topic 855 which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. ASC Topic 855 is consistent with current practice and did not have any impact on the Company's consolidated financial statements. Subsequent events were evaluated through the date the consolidated financial statements were issued.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements-an amendment of ARB No. 51" which was primarily codified into ASC Topic 810, "Consolidation." ASC Topic 810 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. This standard also establishes reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC Topic 810 required retrospective adoption of the presentation and disclosure requirements for previously existing minority
interests.  All other requirements are to be applied prospectively.   This
standard is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions beginning July 1, 2009. Prior to adopting this standard, the Company absorbed 100% of the net loss and accumulated deficit of Justice Investors as of June 30, 2009. Effective July 1, 2009 under ASC Topic 810, losses attributable to the parent and the noncontrolling interest in a subsidiary shall be attributed to those respective interests. That is, the noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. As a result, upon adoption, the Company recalculated the accumulated deficit pertaining to noncontrolling interest totaling $5,126,000 and $4,499,000 as of June 30, 2009 and 2008, respectively, and reclassified such amount as a separate component of the shareholders' equity (deficit). However, the losses attributed to the noncontrolling interest were not adjusted in the consolidated statement of operations for the year ended June 30, 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" which was primarily codified into ASC Topic 825, "Financial Instruments." ASC Topic 825 provides entities with an irrevocable option to report selected financial assets and financial liabilities at fair value. It also establishes presentation and disclosure requirements that are designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted ASC Topic 825 on July 1, 2008 and chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as other assets, accounts payable, line of credit, other notes payable and mortgage payables are reported at their carrying values.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements." Effective January 1, 2010, ASU 2010-06 requires the separate disclosure of significant transfers into and out of the Level 1 and Level 2 categories and the reasons for such transfers, and also requires fair value measurement disclosures for each class of assets and liabilities as well as disclosures about valuation techniques and inputs used for recurring and nonrecurring Level 2 and Level 3 fair value measurements. Effective in fiscal years beginning after December 31, 2010, ASU 2010-06 also requires Level 3 disclosure of purchases, sales, issuances and settlements activity on a gross rather than a net basis. These amendments resulted in additional disclosures in the Company's consolidated financial statements.

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


NOTE 2 - JUSTICE INVESTORS

On July 14, 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5" which was codified into ASC Topic 910-810, "Real Estate - General - Consolidation", to amend the guidance in AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" (SOP 78-9) to be consistent with the consensus in Emerging Issues Task Force Issue No. 04-5 "Determining Whether a
General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" which was codified into ASC 810-20, "Consolidation", eliminated the concept of "important rights"(ASC Topic 970-810) and replaces it with the concepts of "kick out rights" and "substantive participating rights". In accordance with guidance set forth in ASC Topic 970-20, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights and has consolidated the financial statements of Justice with those of the Company effective as of July 1, 2006. For the years ended June 30, 2010 and 2009, the results of operations for Justice were consolidated with those of the Company.

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


NOTE 3 - INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:


June 30, 2010                                Accumulated       Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     18,393,000        (14,710,000)       3,683,000
Building and improvements   54,782,000        (19,242,000)      35,540,000
                          ------------       ------------     ------------
                          $ 75,913,000       $(33,952,000)    $ 41,961,000
                          ============       ============     ============

June 30, 2009                                Accumulated       Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     16,939,000        (11,262,000)       5,677,000
Building and improvements   54,266,000        (17,890,000)      36,376,000
                          ------------       ------------     ------------
                          $ 73,943,000       $(29,152,000)    $ 44,791,000
                          ============       ============     ============

Depreciation expense for the years ended June 30, 2010 and 2009 was $4,890,000 and $4,600,000 respectively.

The Partnership leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases was $2,108,000 and $959,000 as of June 30, 2010 and 2009, respectively. The accumulated amortization on capital leases was $1,046,000 and $670,000 as of June 30, 2010 and 2009, respectively.


NOTE 4 - INVESTMENT IN REAL ESTATE, NET

At June 30, 2010, the Company's investment in real estate consisted of twenty-four properties located throughout the United States. These properties include eighteen apartment complexes, two single-family houses as strategic investments, and two commercial real estate properties, one of which served as the Company's corporate headquarters through October 2009. The Company also owns two unimproved real estate properties located in Austin, Texas and Maui, Hawaii.

Investment in real estate included the following:

  As of June 30,                                2010          2009
                                             ----------    ----------
  Land                                    $  24,735,000  $ 24,735,000
  Buildings, improvements and equipment      60,758,000    61,149,000
  Less: accumulated depreciation            (24,309,000)  (22,348,000)
                                             ----------    ----------
                                          $  61,184,000  $ 63,536,000
                                             ==========    ==========

Depreciation expense from continuing operations for the years ended June 30, 2010 and 2009, was $1,960,000 and $2,122,000, respectively.


Three of the Company's properties located in Texas sustained damages due to hailstorm and fire. The Company's properties are covered by insurance. The Company estimated and reduced the carrying value of the properties damaged by approximately $651,000 during the year ended June 30, 2010. As of June 30, 2010, the Company received $147,000 from the insurance company for one of the properties. The Company also recorded an insurance receivable totaling $682,000 (which is included in the "Other Assets, net") for insurance claim made for the other two properties because the realizability of such amount was
probable as of June 30, 2010.   The proceeds and receivable from insurance
totaling $829,000 exceeded the amount of property damage by $178,000. The excess amount was recorded as net gain from insurance recovery and was included in the "Real estate operating expenses" in the consolidated statements of operations during the year ended June 30, 2010. In July 2010, the Company subsequently received a total of $682,000 in insurance recovery from the insurance company.


NOTE 5 - PROPERTIES HELD FOR SALE AND DISCONTINUED OPERATIONS

As of June 30, 2010, the Company had two properties located in Texas classified
as held for sale.   The revenues and expenses from the operation for these
properties along with the properties that were sold and/or listed as held for sale for the years ended June 30, 2010 and 2009, respectively, have been reclassified from continuing operations and reported as income from discontinued operations in the consolidated statements of operations for the respective years.

Revenues and expenses from the operation of these properties for the years ended June 30, 2010 and 2009 are summarized as follows:

     For the years ended June 30,                     2010               2009
                                                   ----------        ----------
      Revenues                                    $ 2,377,000       $ 2,608,000
      Expenses                                     (2,195,000)       (2,315,000)
                                                   ----------        ----------
     Income from discontinued operations          $   182,000       $   293,000
                                                   ==========        ==========


NOTE 6 - INVESTMENT IN MARKETABLE SECURITIES

The Company's investment portfolio consists primarily of corporate equities. The Company has also invested in income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At June 30, 2010 and June 30, 2009, all of the Company's marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings.


As of June 30, 2010
                               Gross         Gross            Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $ 6,311,000    $ 2,273,000     ($872,000)        $ 1,401,000    $ 7,712,000


As of June 30, 2009
                               Gross         Gross            Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $ 8,170,000    $ 7,075,000     ($1,325,000)      $ 5,750,000    $13,920,000


As of June 30, 2010 and 2009, the Company had $679,000 and $968,000,
respectively, of unrealized losses related to securities held for over one year.

Net gain(loss)on marketable securities on the statement of operations are comprised of realized and unrealized gain(loss). Below is the composition of the two components for the years ended June 30, 2010 and 2009.

For the years ended June 30,                           2010             2009
                                                    -----------      -----------
Realized gain on marketable securities              $ 3,993,000      $ 1,190,000
Unrealized (loss)gain on marketable securities       (4,740,000)       4,942,000
                                                    -----------      -----------
Net (loss)gain on marketable securities             $  (747,000)     $ 6,132,000
                                                    ===========      ===========

As part of the investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2010 and 2009, the Company had obligations for securities sold (equities short) of $1,698,000 and $2,105,000, respectively.


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

As of June 30, 2010 and 2009, the Company had net other investments of $6,651,000 and $6,567,000, respectively, which consist of the following:


            Type                           June 30, 2010     June 30, 2009
   ---------------------------         -----------------  ----------------
   Private equity hedge fund           $       3,712,000  $      5,517,000
   Corporate debt instruments                  2,358,000         1,050,000
   Warrants - at fair value                      581,000                 -
                                       -----------------  ----------------
                                       $       6,651,000  $      6,567,000
                                       =================  ================


During the years ended June 30, 2010 and 2009, the Company recorded impairment losses of $1,805,000 and $1,300,000, respectively.

As of June 30, 2010, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $400,000 and a fair market value of $581,000 as of June 30, 2010. During the year ended June 30, 2010, the Company had an unrealized gain of $181,000 related to these warrants.


NOTE 8 - FAIR VALUE MEASUREMENTS

The carrying values of the Company's non-financial instruments approximate fair value due to their short maturities(i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker, obligations for securities sold, line of credit) or the nature and terms of the obligation(i.e., other notes payable and mortgage note payable).

The assets measured at fair value on a recurring basis as of June 30, 2010 are as follows:


Assets:                                 Level 1      Level 2        Level 3        June 30, 2010
-----------                            ---------    ---------      ---------       --------------
Cash                                 $ 1,140,000    $       -      $       -        $ 1,140,000
                                       ---------                                     ----------
Restricted cash                        1,641,000            -              -          1,641,000
                                       ---------                                     ----------
Other investments - warrants                   -      581,000              -            581,000
                                                     --------                        ----------
Investment in marketable securities
  Investment funds                     3,271,000                                      3,271,000
  REITs                                1,946,000                                      1,946,000
  Healthcare                             668,000                                        668,000
  Financial services                     551,000                                        551,000
  Other                                1,276,000                                      1,276,000
                                      ----------                                     ----------
                                       7,712,000                                      7,712,000
                                      ----------     --------       --------         ----------
                                     $10,493,000    $ 581,000      $       -        $11,074,000
                                      ==========     ========       ========         ==========

The assets measured at fair value on a recurring basis as of June 30, 2009 are as follows:


Assets:                                 Level 1      Level 2        Level 3        June 30, 2009
-----------                            ---------    ---------      ---------     ------------------
Cash                                 $ 1,024,000    $       -      $       -        $ 1,024,000
                                       ---------                                     ----------
Restricted cash                        1,598,000            -              -          1,598,000
                                       ---------                                     ----------
Investment in marketable securities
  Dairy products                       5,433,000                                      5,433,000
  REITs and financial                  3,835,000                                      3,835,000
  Basic materials and energy           1,733,000                                      1,733,000
  Electronic traded funds              1,328,000                                      1,328,000
  Services                               376,000                                        376,000
  Other                                1,215,000                                      1,215,000
                                      ----------                                     ----------
                                      13,920,000                                     13,920,000
                                      ----------     --------       --------         ----------
                                     $16,542,000    $       -      $       -        $16,542,000
                                      ==========     ========       ========         ==========

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date. The fair value of the warrants was determined based upon a Black-Scholes option valuation model.

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above include "Other investments in non-marketable securities," that were initially measured at cost and have been written down to fair value as a result of impairment. The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis as of June 30, 2010:

                                                                                              Loss for the
                                                                                               year ended
Assets:                            Level 1   Level 2      Level 3      June 30, 2010          June 30, 2010
-----------                        -------   -------     ---------   ------------------     ------------------
Other non-marketable investments   $     -   $     -     $6,070,000       $6,070,000          $ (1,805,000)

                                                                                              Loss for the
                                                                                               year ended
Assets:                            Level 1   Level 2      Level 3      June 30, 2009         June 30, 2009
-----------                        -------   -------     ---------   ------------------     ------------------

Other non-marketable investments   $     -   $     -     $6,567,000       $6,567,000          $ (1,300,000)


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


NOTE 9 - OTHER ASSETS, NET

Other assets consist of the following as of June 30,:

                                2010           2009
                             -----------   -----------
  Accounts receivable, net   $ 1,573,000   $ 1,271,000
  Prepaid expenses             1,088,000       779,000
  Inventory                      534,000       483,000
  Miscellaneous assets, net    1,450,000     1,228,000
                             -----------   -----------
  Total other assets         $ 4,645,000   $ 3,761,000
                             ===========   ===========

Amortization expense of loan fees and franchise costs for the years ended June 30, 2010 and 2009 was $55,000 for each year.


NOTE 10 - OTHER NOTES PAYABLE AND LINE OF CREDIT

The Partnership had a $2,500,000 unsecured revolving line of credit facility with a bank that was to mature on April 30, 2010. Borrowings under that line of credit bore interest at Prime plus 3.0% per annum or based on the Wall Street Journal Prime Rate (3.25%) plus 3.0% per annum, floating, (but subject to a minimum floor rate at 5.0% per annum). Borrowings under the line of credit were subject to certain financial covenants, which are measured annually at June 30th and December 31st based on the credit arrangement. Effective April 29,

2010, the Partnership obtained a modification from the bank which converted its revolving line of credit facility to a term loan. The Partnership also obtained a waiver of any prior noncompliance with financial covenants.

The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification includes financial covenants written to reflect financial conditions that all hotels are facing. The covenants include specific financial ratios and a return to minimum profitability by June 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of June 30, 2010. The Partnership paid a loan modification fee of $10,000. The loan continues as unsecured. As of June 30, 2010, the interest rate was 5.75% and the outstanding balance was $2,500,000. As of June 30, 2009, the interest rate was 6.25% and the outstanding balance on the line of credit was $1,811,000.

The Partnership has short-term financing agreements with a financial institution for the payment of its general, property, and workers' compensation insurance. The notes payable under these financing agreements bear interest at 3.8% per annum and payable in equal monthly installments (principal and interest) through December 2010. The notes payable at June 30, 2010 and 2009, were $176,000 and $246,000, respectively.

As of June 30, 2010 and 2009, the Partnership also has a note payable due to Evon Corporation in the amount of $143,000 and $480,000, respectively. This note has an annual fixed interest rate of 2.5% and matures on November 15, 2010. As of June 30, 2010 and 2009, the Partnership also has a note payable to Ace Parking Management, Inc., in the amount of $36,000 and $104,000, respectively. This note has an annual fixed interest rate of 8.5% and matures on October 31, 2010.

Justice leases certain equipment under capital leases expiring in various years through 2012. The capital lease obligations at June 30, 2010 and 2009, were $833,000 and $450,000, respectively. These notes were included as part of accounts payable and other liabilities on the consolidated balance sheets

Minimum future lease payments for assets under capital leases as of June 30, 2010 for each of the next five years and in aggregate are:

    Year ending June 30
          2011                                         $ 441,000
          2012                                           213,000
          2013                                           199,000
          2014                                           140,000
          2015                                             9,000
                                                        --------
            Total minimum lease payments:              1,002,000
            Less interest on capital leases             (169,000)
                                                        --------
            Present value of minimum lease payments    $ 833,000
                                                        ========

NOTE 11 - MORTGAGE NOTES PAYABLE

Mortgage notes payable secured by real estate as of June 30, 2010 is summarized as follows:

               Number        Note            Note          Mortgage  Interest
  Property     of Units   Origination       Maturity        Balance     Rate
                              Date            Date
-----------  ----------- --------------   ------------    ---------    -----

SF Hotel     544 Rooms   July      2005   August    2015 $27,723,000   5.22%
SF Hotel     544 Rooms   March     2005   August    2015  18,267,000   6.42%
                                                         -----------
     Mortgage notes payable - hotel                      $45,990,000
                                                         ===========

Florence          157    June      2005   July      2014 $ 4,018,000   4.96%
Las Colinas       358    April     2004   May       2013  18,414,000   4.99%
Morris County     151    April     2003   May       2013   9,420,000   5.43%
St. Louis         264    May       2008   May       2013   5,989,000   6.16%
Los Angeles        24    May       2001   April     2031   1,578,000   7.15%
Los Angeles         4    September 2000   August    2030     399,000   7.59%
Los Angeles         2    January   2002   February  2032     407,000   6.45%
Los Angeles         1    February  2001   December  2030     435,000   8.44%
Los Angeles        31    September 2003   August    2033   3,608,000   4.35%
Los Angeles        30    August    2007   September 2022   6,787,000   5.97%
Los Angeles        27    October   1999   October   2029   1,660,000   7.73%
Los Angeles        14    December  1999   November  2029     984,000   7.89%
Los Angeles        12    November  2003   December  2018     952,000   6.38%
Los Angeles         9    February  2000   December  2029     735,000   7.95%
Los Angeles         8    May       2001   November  2029     518,000   7.00%
Los Angeles         7    November  2003   December  2018     984,000   6.38%
Los Angeles         4    November  2003   December  2018     669,000   6.38%
Los Angeles         1    October   2003   November  2033     470,000   5.75%
Los Angeles    Office    March     2009   March     2014   1,155,000   5.02%
Los Angeles    Office    September 2000   December  2013     660,000   6.71%
                                                         -----------
    Mortgage notes payable - real estate                 $59,842,000
                                                         ===========

Austin            249    June      2003   July      2023 $ 7,202,000   5.46%
San Antonio       132    December  2008   October   2011   3,248,000   5.00%
                                                         -----------
    Mortgage notes payable - properties held for sale    $10,450,000
                                                         ===========

Mortgage notes payable secured by real estate as of June 30, 2009 is summarized as follows:

               Number        Note            Note          Mortgage  Interest
  Property     of Units   Origination       Maturity        Balance     Rate
                              Date            Date
-----------  ----------- --------------   ------------    ---------    -----

SF Hotel     544 Rooms   July      2005   August    2015 $28,242,000   5.22%
SF Hotel     544 Rooms   March     2005   August    2015  18,515,000   6.42%
                                                         -----------
     Mortgage notes payable - hotel                      $46,757,000
                                                         ===========

Florence          157    June      2005   July      2014 $ 4,084,000   4.96%
Las Colinas       358    April     2004   May       2013  18,760,000   4.99%
Morris County     151    April     2003   May       2013   9,610,000   5.43%
St. Louis         264    May       2008   May       2013   6,098,000   6.16%
Los Angeles        24    May       2001   April     2031   1,610,000   7.15%
Los Angeles         5    September 2000   August    2030     407,000   7.59%
Los Angeles         2    January   2002   February  2032     415,000   6.45%
Los Angeles         1    February  2001   December  2030     442,000   8.44%
Los Angeles        31    September 2003   August    2033   3,750,000   4.35%
Los Angeles        30    August    2007   September 2022   6,850,000   5.97%
Los Angeles        27    October   1999   October   2029   1,717,000   7.73%
Los Angeles        14    December  1999   November  2029   1,015,000   7.89%
Los Angeles        12    November  2003   December  2018     969,000   6.38%
Los Angeles         9    February  2000   December  2029     760,000   7.95%
Los Angeles         8    May       2001   November  2029     529,000   7.00%
Los Angeles         7    November  2003   December  2018   1,001,000   6.38%
Los Angeles         4    November  2003   December  2018     681,000   6.38%
Los Angeles         1    October   2003   November  2033     482,000   5.75%
Los Angeles    Office    March     2009   March     2014   1,191,000   5.02%
Los Angeles    Office    September 2000   December  2013     690,000   6.71%
                                                         -----------
    Mortgage notes payable - real estate                 $61,061,000
                                                         ===========

Austin            249    June      2003   July      2023 $ 7,353,000   5.46%
San Antonio       132    December  2008   October   2011   3,317,000   5.00%
                                                         -----------
    Mortgage notes payable - properties held for sale    $10,670,000
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

Future minimum payments for all notes payable (including the $3,688,000 other notes payable less the $833,000 capital lease obligations) are as follows:

        For the year ending June 30,

          2011                       $  3,115,000
          2012                          6,241,000
          2013                         34,727,000
          2014                          4,986,000
          2015                          5,693,000
          Thereafter                   64,375,000
                                      -----------
                                     $119,137,000
                                      ===========


NOTE 12 - HOTEL RENTAL INCOME AND TERMINATION OF GARAGE LEASE

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

Prior to the installment sale agreement, the garage lease had provided for a monthly rental equal to the greater of the sum of $20,000, or an amount equal to 60% of gross parking revenues as defined by the lease. For the three months ended September 30, 2008, the Partnership recorded rental income from Evon of $402,000.

The Partnership has a lease agreement with Tru Spa, LLC (Tru Spa) for the use of the spa facilities expiring in May 2013. The lease provides the Partnership with minimum monthly payments of $14,000, subject to increases based on the Consumer Price Index. Minimum future rentals to be received under this non-cancellable lease as of June 30, 2010 are as follows:

   For the year ending June 30,
       2011                       $      165,000
       2012                              165,000
       2013                              151,000
                                  --------------
                                  $      481,000
                                   ==============


NOTE 13 - MANAGEMENT AGREEMENT

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. The agreement is effective for a term of ten years, unless the agreement is extended or earlier terminated as provided in the agreement. Under the management agreement, the Partnership is required to pay the base management fees of 2.5% of gross operating revenues of the Hotel (i.e., room, food and beverage, and other operating departments) for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income of the hotel for the fiscal year exceeds the amount of the Hotel return for the fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were paid during the years ended June 30, 2010 and 2009. In support of the Partnership's efforts to reduce costs in this difficult economic environment, Prism agreed to reduce its management fees by fifty percent from January 1, 2009, through December 31, 2010, after which the original fee arrangement will remain in effect. Management fees paid to Prism during the years ended June 30, 2010 and 2009 were $246,000 and $398,000, respectively.


NOTE 14 - INCOME TAXES

The provision for the Company's income tax benefit(expense) is comprised of the following:


For the years ended June 30,             2010                                    2009
                            ------------------------------------  -------------------------------------
                                         Discontinued                           Discontinued
                            Operations    Operations      Total    Operations   Operations     Total
                            -----------  -----------  ----------  ----------- ------------  ----------
Federal
 Current tax expense        $    14,000  $         -  $   14,000  $   (15,000) $         -  $   (15,000)
 Deferred tax benefit         1,467,000      (57,000)  1,410,000     (598,000)    (100,000)    (698,000)
                            -----------  -----------  ----------  ----------- ------------  -----------
                              1,481,000      (57,000)  1,424,000     (613,000)    (100,000)    (713,000)
                            -----------  -----------  ----------  ----------- ------------  -----------
State
 Current tax expense            (62,000)     (17,000)    (79,000)    (159,000)     (17,000)    (176,000)
 Deferred tax benefit           294,000            -     294,000      (55,000)           -      (55,000)
                            -----------  -----------   ---------  ------------ -----------   ----------
                                232,000      (17,000)    215,000     (214,000)     (17,000)    (231,000)
                            -----------  -----------   ---------  -----------  -----------   ----------
                            $ 1,713,000 $    (74,000) $1,639,000  $  (827,000) $  (117,000) $  (944,000)
                            ===========  ===========  ==========  =========== ============  ===========

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income(loss) before taxes as a result of the following differences:

For the years ended June 30,                        2010        2009
                                                 ---------   ---------
Income tax at federal statutory rates           $2,106,000   $(140,000)
State income taxes, net of federal benefit         190,000    (132,000)
Dividend received deduction                         69,000      31,000
Noncontrolling interest                           (419,000)   (469,000)
Valuation allowance                               (237,000)    (27,000)
Other adjustments                                    4,000     (90,000)
                                                 ---------    --------
   Total income tax (expense)benefit            $1,713,000   $(827,000)
                                                 =========    ========

The components of the deferred tax asset and liabilities are as follows:

As of June 30,                                      2010         2009
                                                 ----------    ----------
Deferred tax assets
 Net operating loss carryforwards               $ 9,819,000  $  9,264,000
 Capital loss carryforwards                         615,000             -
 Other investment impairment reserve              1,543,000     1,062,000
 Accruals and reserves                               70,000       916,000
 Valuation allowance                             (1,484,000)   (1,197,000)
                                                 ----------    ----------
                                                 10,563,000    10,045,000
Deferred tax liabilities
 Deferred real estate gains                      (8,814,000)   (8,858,000)
 Unrealized gains on marketable securities         (516,000)   (2,421,000)
 Depreciation                                      (286,000)     (209,000)
 Equity earnings                                 (1,683,000)   (1,109,000)
 State taxes                                       (399,000)     (287,000)
                                                 ----------   -----------
                                                (11,698,000)  (12,884,000)
                                                 ----------   -----------
Net deferred tax liability                      $(1,135,000) $ (2,839,000)
                                                 ==========   ===========

As of June 30, 2010, the Company had net operating losses(NOLs) of $23,941,000 and $21,762,000 for federal and state purposes, respectively. Below is the break-down of the NOLs for Intergroup, Santa Fe and Portsmouth. The carryforward expires in varying amounts through the year 2030.

                                    Federal         State
                                  ----------    ----------
Intergroup                       $ 6,767,000   $ 8,130,000
Santa Fe                           4,959,000     1,808,000
Portsmouth                        12,215,000    11,824,000
                                  ----------    ----------
                                 $23,941,000   $21,762,000
                                  ==========    ==========

NOTE 15 - SEGMENT INFORMATION

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

Information below represents reported segments for the years ended June 30, 2010 and 2009. Operating income(loss) from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income for investment transactions consist of net investment gain(loss) and dividend and interest income.


As of and
For the year ended           Hotel       Real estate    Investment                                 Discontinued
June 30, 2010              Operations    operations    Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Operating income           $32,680,000   $12,155,000   $         -  $          -   $ 44,835,000   $  2,377,000   $ 47,212,000
Operating expenses         (32,168,000)   (7,817,000)            -    (1,814,000)   (41,799,000)    (1,603,000)   (43,402,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss) from
 operations                    512,000     4,338,000             -    (1,814,000)     3,036,000        774,000      3,810,000

Interest expense            (2,902,000)   (3,186,000)            -             -     (6,088,000)      (592,000)    (6,680,000)
Loss from investments                -             -    (3,344,000)            -     (3,344,000              -     (3,344,000)
Income tax expense                   -             -             -     1,713,000      1,713,000)       (74,000)     1,639,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(2,390,000)  $ 1,152,000   $(3,344,000)  $  (101,000) $  (4,683,000) $     108,000  $  (4,575,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $41,961,000   $61,184,000   $14,363,000   $ 7,426,000  $ 124,934,000  $   7,193,000   $132,127,000
                           ===========   ===========   ===========   ===========   ============   ============   ============



As of and
For the year ended           Hotel       Real estate    Investment                                 Discontinued
June 30, 2009              Operations    operations    Transactions     Other        Subtotal      Operations       Total
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Operating income           $32,821,000   $12,787,000   $         -  $          -   $ 45,608,000   $  2,608,000   $ 48,216,000
Operating expenses         (32,670,000)   (8,459,000)            -    (1,663,000)   (42,792,000)    (1,703,000)   (44,495,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss) from
 operations                    151,000     4,328,000             -    (1,663,000)     2,816,000        905,000      3,721,000

Interest expense            (2,873,000)   (3,381,000)            -             -     (6,254,000)      (612,000)    (6,866,000)
Income from investments              -             -     3,851,000             -      3,851,000              -      3,851,000
Income tax expense                   -             -             -      (827,000)      (827,000)      (117,000)      (944,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $(2,722,000)  $   947,000   $ 3,851,000   $(2,490,000) $    (414,000) $     176,000  $    (238,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $44,791,000   $63,536,000   $20,487,000   $ 6,383,000  $ 135,197,000  $   7,145,000   $142,342,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


NOTE 16 - STOCK-BASED COMPENSATION PLANS

The Company follows the Statement of Financial Accounting Standards 123 (Revised), "Share-Based Payments" ("SFAS No. 123R"), which was primarily codified into ASC Topic 718 "Compensation - Stock Compensation", which addresses accounting for equity-based compensation arrangements, including employee stock options and restricted stock units.

Intergroup Corporation 2010 Omnibus Employee Incentive Plan

On February 24, 2010, the shareholders of the Company approved The Intergroup Corporation 2010 Omnibus Employee Incentive Plan (the "2010 Plan"), which was formally adopted by the Board of Directors following the annual meeting of shareholders. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on 5 years of continuous service. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2010 Plan. The 2010 plan authorizes a total of up to 200,000 shares of common stock to be issued as equity compensation to officers and employees of the Company in an amount and in a manner to be determined by the Compensation Committee in accordance with the terms of the 2010 Plan. The 2010 Plan authorizes the awards of several types of equity compensation including stock options, stock appreciation rights, performance awards and other stock based compensation. The 2010 Plan will expire on February 23, 2020, if not terminated sooner by the Board of Directors upon recommendation of the Compensation Committee. Any awards issued under the 2010 Plan will expire under the terms of the grant agreement.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. Because Black-Scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company's stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of options is measured by applying the Black-Scholes model on grant date, using the following assumptions for the year ended June 30, 2010:

Expected volatility                         51.6%
Expected term                             7 years
Expected dividend yield                        0%
Risk-free interest rate                     2.36%

During the year ended June 30, 2010, the Company recorded stock option compensation cost of $43,000 related to issuance of stock options. As of June 30, 2010, there was a total of $266,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average of 5 years.

The following table summarizes the stock options outstanding as of June 30, 2010:

                                                                                           Aggregate
                                      Number of       Weighted-average  Weighted Average   Intrinsic
                                       Shares          Exercise Price    Remaining Life      Value
                                      ----------       ---------------  ----------------   ---------
Outstanding at June 30, 2008           390,000                  9.13
Granted                                        -                   -
Exercised                              (12,000)                 8.00
Forfeited                                      -                   -
Exchanged                             (276,000)                 7.94
                                      ----------       ---------------
Outstanding at June 30, 2009           102,000 (a)            $12.47       3.15 years     $   52,000

Granted                                105,000                 10.30
Exercised                               (3,000)                12.00
Forfeited                                    -                     -
Exchanged                              (12,000(a)              12.00
                                      ----------       ---------------
Outstanding at June 30, 2010           192,000                $11.32       6.44 years     $  790,000
                                      ==========       ===============  ================   =========

Exercisable at June 30, 2010            87,000                $12.55       2.52 years     $  269,000
                                      ==========       ===============  ================   =========

(a) These options were issued prior to July 1, 2006 from the now terminated Intergroup 1998 Stock Option Plan for Key Officers and Employees and 1998 Non-Employee Director Plan. Please see below for more information.

The weighted-average grant-date fair value of options granted during the year end June 30, 2010 was $5.62. No options were issued for the year ended June 30, 2009. There were no options exercised under the 2010 Plan during the year ended June 30, 2010. The stock option exercise during the year ended June 30, 2010 pertains to options outstanding under the 1998 Non-Employee Director Plan (see below) and the intrinsic value amounted to $10,000. The stock option exercise during the year ended June 30, 2009 pertains to options outstanding under the 1998 Non-Employee Director Plan (see below) and the intrinsic value amounted to $18,000.

Intergroup 1998 Stock Option Plan for Key Officers and Employees and Intergroup 1998 Stock Option Plan for Non-Employee Directors

On December 7, 2008, the Company's 1998 Stock Option Plan for Key Officers and Employees (1998 Employee Plan) expired; however, any outstanding options issued under that plan remain effective in accordance with their terms.

The Company's 1998 Stock Option Plan for Non-Employee Directors (1998 Non-Employee Director Plan) was terminated upon shareholder approval, and Board adoption, of the 2007 Stock Compensation Plan for Non-Employee Directors; however, any outstanding options under that plan remained effective in accordance with their terms. Those stock compensation plans are more fully described in Note 17 of the Company's Form 10-K/A for the fiscal year ended June 30, 2009. Please see description of the 2007 Stock Compensation Plan for Non-Employee Directors below.

As of June 30, 2010, there were a total of 102,000 options outstanding related to the 1998 Employee Plan and 1998 Non-Employee Director Plan. No stock options were issued by the Company after July 1, 2006 under the 1998 Employee Plan and 1998 Non-Employee Director Plan. Additionally, compensation expense for unvested stock options that were outstanding at July 1, 2006 were recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123.

The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee
Directors

The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (the "2007 Plan") was approved by the shareholders of the Company on February 21, 2007, and was thereafter adopted by the Board of Directors. The 2007 Plan will terminate upon the earlier of the date all shares reserved for issuance have been awarded or February 21, 2017, if not sooner terminated by the Board upon recommendation by the Compensation Committee. The stock to be available for issuance under the 2007 Plan shall be unrestricted shares of the Company's Common Stock, par value $.01 per share, which may be unissued shares or treasury shares. Subject to certain adjustments upon changes in capitalization, a maximum of 60,000 shares of the Common Stock will be available for issuance to participants under the 2007 Plan.

All non-employee directors are eligible to participate in the 2007 Plan. Each non-employee director as of the adoption date of the 2007 Plan was granted an award of 600 unrestricted shares of the Company's Common Stock. On each July 1 following the adoption date of the 2007 Plan, each non-employee director shall receive an automatic grant of a number of shares of Company's Common Stock equal in value to $18,000 based on 100% of the fair market value (as defined) of the Common Stock on the date of grant, provided he or she holds such position on that date and the number of shares of Common Stock available for grant under the 2007 Plan is sufficient to permit such automatic grant. Any fractional shares resulting from such grant will be rounded up to next highest whole share. All stock awards to non-employee directors will be fully vested on the date of grant. The dollar amount of the annual grant is subject to further adjustment by the Board of Directors upon recommendation by the Compensation Committee.

The stock awards granted under the 2007 Plan are shares of unrestricted Common Stock and are fully vested on the date of grant. The right of the non-employee director to receive his or her annual grant of Common is personal to the director and is not transferable. Once received, shares of Common Stock awarded to the non-employee director are freely transferable subject to any requirements of Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On June 28, 2007, Company filed a registration statement on Form S-8 to register the shares subject to the 2007 Plan and the Company's two prior stock option plans under the Securities Act of 1933, as amended (the "Securities Act").

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

For the year ended June 30, 2010 and 2009, the four non-employee directors of the Company received a total grant of 6,004 and 4,560 shares of Common Stock pursuant to the 2007 Plan.


The InterGroup Corporation 2008 Restricted Stock Unit Plan

On December 3, 2008, the Board of Directors of the Company adopted, a new equity compensation plan for its officers, directors and key employees entitled, The InterGroup Corporation 2008 Restricted Stock Unit Plan (the "RSU Plan"). The Plan was adopted, in part, to replace the stock option plans that expired on December 7, 2008. The Plan was approved by shareholders at the Company's Annual Meeting of Shareholders on February 18, 2009.

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

Pursuant to a further exchange offer authorized by the Compensation Committee, a total of 4,775 RSUs were issued to five holders of Non-Employee Director stock options in exchange for a total of 15,000 stock options which were surrendered to the Company on June 30, 2009. The number of RSUs issued was determined by multiplying the number of options that were surrendered by the difference between the exercise price of the options surrendered ($8.17) and the closing price of the Company's common stock on June 30, 2009 of $11.99, with that product divided by the closing price of the common stock on June 30, 2009. No additional compensation expense was recognized related to the exchange as the fair market value of the options immediately prior to the exchange, approximated the fair value of the RSUs on the day of issuance. In January 2010, the 4,775 RSUs vested and the company issued common stock. In June 2010, three non-employee directors exchanged a total of 12,000 stock options for
2,564 RSUs.   No compensation expense was recognized related to the exchange as the fair market value of the options immediately prior to the exchange, approximated the fair value of the RSUs on the day of issuance.

On December 15, 2008, the Compensation Committee authorized a similar exchange offer to the Company's Chief Executive Officer ("CEO"), respecting 225,000 stock options issued to him under the 1998 Key Officer and Employee Plan that were to expire on December 21, 2008. Pursuant to that exchange offer, the Company's CEO surrendered his 225,000 options to the Company on December 21, 2008 in exchange for 84,628 RSUs. The number of RSUs issued was based on an exercise price of the options surrendered of $7.917 and the closing price of the Company's common stock on December 19, 2008 of $12.69, using the same formula as the exchange offer to the holders of the Non-Employee Director options. No additional compensation expense was recognized related to the exchange as the fair market value of the options immediately prior to the exchange, approximated the fair value of the RSUs on the day of issuance. In September 2009, 54,628 RSUs vested and the Company issued common stock. No stock compensation was recognized as compensation expense for this conversion as they were previously calculated at the grant date under the pro-forma disclosures of SFAS 123(codified into ASC 718-10).

The table below summarizes the RSUs granted and outstanding.

                                                             Weighted Average
                                                                Grant Date
                                           Number of RSUs       Fair Value
                                           --------------    ----------------
RSUs outstanding as of June 30, 2009               95,215         $12.46
Granted                                             2,564         $15.26
Converted to common stock                         (65,215)        $ 8.42
                                           --------------    ----------------
RSUs outstanding as of June 30, 2010               32,564         $12.89
                                           ==============    ================

During the year ended June 30, 2010 and 2009, no additional compensation expense was recognized related to the exchange of previously issued stock options to RSUs as the fair market value of the options immediately prior to the exchange, approximated the fair value of the RSUs on the day of issuance.


NOTE 17 - RELATED PARTY TRANSACTIONS

The contractor that was selected to oversee the garage and the first four floors' renovation (excluding room upgrades) of the Hotel is the contractor who originally constructed the Hotel. He is also a limited partner in the Partnership and is a director of Evon Corporation, the co-general partner of the Partnership. There were no payables to the contractor at June 30, 2010 and 2009. Services performed by the contractor were capitalized as fixed assets which totaled $0 and $103,000 for the years ended June 30, 2010 and 2009, respectively. Management believes these renovations were competitively priced.

Through September 30, 2008, Evon, was the lessee of the parking garage. Evon paid the Partnership $402,000 for the three months ended September 30, 2008, under the terms of the lease agreement. The lease agreement with Evon was terminated effective October 1, 2008. Concurrently, an installment sale agreement was entered between Justice and Evon. Justice had a note payable to Evon totaling $143,000 and $480,000 as of June 30, 2010 and 2009, respectively.

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

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Partnership leases equipment and office space under operating leases with expiration dates through 2017. The future minimum payments under these operating leases as of June 30, 2010 are as follows:

For the year ending June 30,

          2011                       $    270,000
          2012                            103,000
          2013                             87,000
          2014                            107,000
          2015                            111,000
          Thereafter                      114,000
                                      -----------
                                     $    792,000
                                      ===========


Operating Leases - Tenant

The Company leases its two commercial properties to tenants under noncancelable leases for base rent. Future base rentals on the two leases at June 30, 2010 were as follows:

For the year ending June 30,

          2011                       $    389,000
          2012                            275,000
          2013                            209,000
          2014                            215,000
          2015                             54,000
                                      -----------
                                     $  1,142,000
                                      ===========


Administrative fees - General Partners

During the each of the years ended June 30, 2010 and 2009, the general partners of Justice were paid a total of $417,000 and $425,000, respectively. The total amounts paid represents the minimum base compensation of $285,000 each year plus $131,000 and $140,000, respectively, based upon the agreement. The amounts paid to the Company were eliminated in the consolidation.

Franchise Agreements

The Partnership entered into a Franchise License agreement (the License agreement) with the Hilton Hotels Corporation (Hilton) on December 10, 2004. The term of the License agreement is for a period of 15 years commencing on the opening date, with an option to extend the license agreement for another five years, subject to certain conditions.

Beginning on the opening date in January 2006, the Partnership paid monthly royalty fees for the first two years of three percent (3%) of the Hotel's gross room revenue for the preceding calendar month; the third year was at four percent (4%) of the Hotel's gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel's gross room revenue. The Partnership also pays a monthly program fee of four percent (4%) of the Hotel's gross revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. Franchise fees for the years ended June 30, 2010 and 2009 were $2,239,000 and $2,128,000, respectively.

The Partnership also pays Hilton a monthly information technology recapture charge of 0.75% of the Hotel's gross revenues. In this difficult economic environment, Hilton agreed to reduce its information technology fees to 0.65% for the 2010 calendar year. For the years ended June 30, 2010 and 2009, those charges were $139,000 and $166,000, respectively.

The Company is involved from time to time in various claims in the ordinary course of business. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.


NOTE 19 - EMPLOYEE BENEFIT PLAN

Justice has a 401(k) Profit Sharing Plan (the Plan) for employees who have completed six months of service. Justice provides a matching contribution up to 4% of the contribution to the Plan based upon a certain percentage on the employees' elective deferrals. Justice may also make discretionary contributions to the Plan each year. Contributions made to the Plan amounted to $64,000 and $73,000 during the years ended June 30, 2010 and 2009, respectively.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


Item 9A. Controls and Procedures.

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

Management conducted an evaluation of the effectiveness of Company's internal control over financial reporting using the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management believes that the Company's internal control over financial reporting was effective as of June 30, 2010.


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

                          PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2010:

                         Position with
    Name                  the Company         Age       Term to Expire
------------------     ------------------     ---      -----------------
Class A Directors:

John V. Winfield      Chairman of the Board;   63    Fiscal 2012 Annual Meeting
(1)(4)(6)(7)          President and Chief
                      Executive Officer

Josef A. Grunwald     Director and Vice        62    Fiscal 2012 Annual Meeting
(2)(3)(5)(7)          Chairman of the Board

Class B Directors:

Gary N. Jacobs
(1)(2)(6)(7)          Secretary; Director      65    Fiscal 2010 Annual Meeting

William J. Nance (1)
(2)(3)(4)(6)(7)       Director                 66    Fiscal 2010 Annual Meeting

Class C Director:

John C. Love          Director                 70    Fiscal 2011 Annual Meeting
(3)(4)(5)

Other Executive Officers:

David C. Gonzalez     Vice President           43      N/A
                      Real Estate

Michael G. Zybala     Asst. Secretary          58      N/A
                      and Counsel

David T. Nguyen       Treasurer and            37      N/A
                      Controller
------------------

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

Business Experience:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield -- Mr. Winfield was first appointed to the Board in 1982. He currently serves as the Company's Chairman of the Board, President and Chief Executive Officer, having first been appointed as such in 1987. Mr. Winfield also serves as President, Chairman and Chief Executive Officer of Santa Fe Financial Corporation ("Santa Fe") and Portsmouth Square, Inc. ("Portsmouth") both public companies. Mr. Winfield's extensive experience as an entrepreneur and investor, as well as his managerial and leadership experience from serving as a chief executive officer and director of public companies, led to the Board's conclusion that he should serve as a director of the Company.

Josef A. Grunwald -- Mr. Grunwald is an industrial, commercial and residential real estate developer. He serves as Chairman of PDG N.V. (Belgium), a hotel management company, and President of I.B.E. Services S.A. (Belgium), an international trading company. Mr. Grunwald was first elected to the Board in 1987 and named Vice Chairman on January 30, 2002. Mr. Grunwald is also a Director of Portsmouth. Mr. Grunwald's extensive experience in business and finance in the real estate industry, his experience in hotel management, as well as his experience as an entrepreneur and manager of his own companies, led to the Board's conclusion that he should serve as a director of the Company.

William J. Nance -- Mr. Nance is a Certified Public Accountant and private consultant to the real estate and banking industries. He is also President of Century Plaza Printers, Inc. Mr. Nance was first elected to the Board in 1984. He served as the Company's Chief Financial Officer from 1987 to 1990 and as Treasurer from 1987 to June 2002. Mr. Nance is also a Director of Santa Fe and Portsmouth. Mr. Nance also serves as a director and Chairman of the Board of Comstock Mining, Inc. (formerly Goldspring, Inc.), a public company. Mr. Nance's extensive experience as a CPA and in numerous phases of the real estate industry, his business and management experience gained in running his own businesses, his service as a director and audit committee member for other public companies and his knowledge and understanding of finance and financial reporting, led to the Board's conclusion that he should serve as a director of the Company.

Gary N. Jacobs -- Mr. Jacobs is an attorney at law and "Of Counsel" to the law firm of Glaser, Weil, Fink, Jacobs Howard & Shapiro, LLP. He was appointed to the Board and as Secretary of the Company in 1998. Mr. Jacobs also served as a Director and General Counsel of MGM MIRAGE (NYSE: MGM) from 2000, as Secretary of MGM MIRAGE from 2002 and as Executive Vice President from 2000 to August 2009, when he became President Corporate Strategy. Mr. Jacobs retired from all of his positions with MGM MIRAGE effective, December 15, 2009. Mr. Jacob's extensive experience as an attorney and as an executive officer and director of a large public company, and his knowledge and understanding of business transactions, finance, public company reporting and corporate governance, led to the Board's conclusion that he should serve as a director of the Company.

John C. Love -- Mr. Love was appointed to the Board in 1998. Mr. Love is an international hospitality and tourism consultant. He is a retired partner in the national CPA and consulting firm of Pannell Kerr Forster and, for the last 30 years, a lecturer in hospitality industry management control systems and competition & strategy at Golden Gate University and San Francisco State University. He is Chairman Emeritus of the Board of Trustees of Golden Gate University and the Executive Secretary of the Hotel and Restaurant Foundation.

Mr. Love is also a Director of Santa Fe and Portsmouth. Mr. Love's extensive experience as a CPA and in the hospitality industry, including teaching at the university level for the last 30 years in management control systems, and his knowledge and understanding of finance and financial reporting, led to the Board's conclusion that he should serve as a director of the Company.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2010 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is posted on the Company's website at www.intergroupcorporation.com. The Company will provide to any person without charge, upon request, a copy of its Code of Ethics by sending such request to: The InterGroup Corporation, Attn:
Treasurer, 10940 Wilshire Blvd., Suite 2150, Los Angeles, CA 90024. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K.


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

Item 11.  Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company's principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiaries for each of the Company's last two completed fiscal years ended June 30, 2010 and June 30, 2009. There was no non-equity incentive plan compensation or nonqualified deferred compensation earnings. There are currently no employment contracts with the executive officers.


                                        SUMMARY COMPENSATION TABLE

Name and Principal        Fiscal                        Stock          Option      All Other
Position                   Year     Salary     Bonus    Awards         Awards     Compensation     Total
-----------------------    ----   ----------   -----   ---------     ----------   ------------   ----------
John V. Winfield           2010   $522,000(1)  $   -   $450,681(2)   $294,292(3)   $172,000(4)   $1,438,973
Chairman, President and    2009   $522,000(1)  $   -   $      -             -      $166,000(4)   $  688,000
Chief Executive Officer

David C. Gonzalez          2010   $180,000     $   -   $      -      $ 14,708(5)    $     -      $  194,708
Vice President             2009   $180,000     $   -   $      -      $      -       $     -      $  180,000
Real Estate

David T. Nguyen            2010   $180,000(6)  $   -   $      -      $      -       $     -      $  180,000
Treasurer and              2009   $180,000(6)  $   -   $      -      $      -       $     -      $  180,000
Controller

Michael G. Zybala          2010   $155,000(7)  $   -   $      -      $      -       $     -      $  155,000
Asst. Secretary            2009   $138,000(7)  $   -   $      -      $      -       $     -      $  138,000
and Counsel
-----------------------

(1) Mr. Winfield also serves as President and Chairman of the Board of the Company's subsidiary, Santa Fe, and Santa Fe's subsidiary, Portsmouth. Mr. Winfield received a salary from Santa Fe and Portsmouth in the aggregate amount of $255,000 from those entities for each of fiscal years 2010 and 2009, as well as director's fees totaling $12,000 for each year. Those amounts are included in this item.

(2) Dollar amount reflects the fair market value of 54,628 shares of common stock issued to Mr. Winfield upon the vesting of 54,628 Restricted Stock Units ("RSUs") on September 10, 2009 as determined by reference to the closing price of the Company's common stock as reported on the NASDAQ Capital Market on the vesting date. The RSUs were issued pursuant to The InterGroup Corporation 2008 Restricted Stock Unit Plan (the "RSU Plan"). On December 21, 2008, Mr. Winfield surrendered to the Company 225,000 fully vested stock options in exchange for 84,628 RSUs pursuant to an exchange offer made by the Compensation Committee as authorized by 2008 RSU Plan. Each RSU represents a promise to deliver, in the future, one share of Common Stock, subject to certain vesting requirements and other restrictions. The number of RSUs to be issued under the exchange offer was determined by multiplying the number of options that were surrendered by the difference between the exercise price of the options surrendered ($7.917) and the closing price of the Company's common stock on December 19, 2008 of $12.69, with that product divided by the closing price of the common stock on December 19, 2008. Since the value of the RSUs issued equaled the value of the options surrendered, no dollar compensation amount was recognized for fiscal 2009. The RSUs are taxable as ordinary income to Mr. Winfield upon vesting and issuance of the shares of Common Stock. Mr. Winfield's remaining RSUs vest, and the shares of common stock are issuable, as follow: September 10, 2010 - 15,000; and September 10, 2011 - 15,000 shares.

(3) Dollar amount reflects aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of 100,000 stock options granted to Mr. Winfield on March 16, 2010 pursuant to the Company's 2010 Omnibus Employee Incentive Plan (the "2010 Incentive Plan"). The options expire 10 years from the date of grant and have an exercise price of $10.30 per share, which was 100% of the fair market value of the Company's common stock as determined by reference to the closing price as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options are subject to both time and performance based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company's common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter.

(4) Amounts include an auto allowance and compensation for a portion of the salary of an assistant. The auto allowance was $30,000 and $29,000 during fiscal years 2010 and 2009, respectively. The amount of compensation related to the assistant was approximately $57,000 and $52,000 for fiscal years 2010 and 2009, respectively. During fiscal 2010 and 2009, the Company and its subsidiaries also paid annual premiums in the total amount of $85,000 for split dollar whole life insurance policies owned by, and the beneficiary of which are, a trust for the benefit of Mr. Winfield's family. Of the $85,000 in premiums paid each year, Santa Fe and Portsmouth paid $43,000 of that amount. The Company has a secured right to receive, from any proceeds of the policies, reimbursement of all premiums paid prior to any payment to the beneficiary.

(5) Dollar amount reflects aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of 5,000 stock options granted to Mr. Gonzalez on March 16, 2010 pursuant to the Company's 2010 Omnibus Employee Incentive Plan. The options expire 10 years from the date of grant and have an exercise price of $10.30 per share. The options vest as follow: 2,500 options vest on March 16, 2011; and 2,500 options vest on March 16, 2012.

(6) Mr. Nguyen's salary is allocated approximately 50% to the Company and 25% each to Santa Fe and Portsmouth.

(7) For fiscal 2010 and 2009, respectively, these amounts include $105,000 and $94,800 in salary allocated to and paid by Portsmouth and $18,750 and $16,200 in salary allocated to Santa Fe.


Compensation Committee and Executive Compensation

The Company's Administrative and Compensation Committee (the "Compensation Committee") is comprised of three "independent" members of the Board of Directors as independence is defined by the applicable rules of the SEC and NASDAQ. Mr. Nance serves as Chairman of the Compensation Committee. The Company has not established a charter for the Compensation Committee. The Compensation Committee reviews and recommends to the Board of Directors the compensation for the Company's Chief Executive Officer and other executive officers, including equity or performance based compensation and plans. The Compensation Committee seeks to design and set compensation to attract and retain highly qualified executive officers and to align their interests with those of long-term owners of the Company. The Compensation Committee may also make recommendations to the Board of Directors as to the amount and form of director compensation. The Compensation Committee has not engaged any compensation consultants in determining the amount or form of executive of director compensation, but does review and monitor published compensation surveys and studies. The Compensation Committee may delegate to the Company's Chief Executive Officer the authority determine the compensation of certain executive officers. The Compensation Committee also oversees the Company's 2007 Stock Compensation Plan, the 2008 RSU Plan and the 2010 Employee Incentive Plan.

On July 18, 2003, the disinterested members of the respective Boards of Directors of the Company's subsidiary, Santa Fe and Santa Fe's subsidiary, Portsmouth, established a performance based compensation program for the Company's CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the securities portfolios of those companies. On January 12, 2004, the disinterested members of the Securities Investment Committee of InterGroup also established a performance based compensation program for Mr. Winfield, which was ratified by the Board of Directors. The Company's previous experience and results with outside money managers was not acceptable.
Pursuant to the criteria established the Board of Directors, Mr. Winfield is entitled to performance compensation for his management of the securities portfolios of the Company and its subsidiaries equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published by the Wall Street Journal) plus 2%. Compensation amounts are earned, calculated and paid quarterly based on the results of the Company's investment portfolio for that quarter. Should the companies have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be modified or terminated at the discretion of the respective Boards of Directors. No performance based compensation was earned or paid for fiscal years ended June 30, 2010 or 2009.


Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation. Since InterGroup, Santa Fe and Portsmouth are each public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over a several years. For fiscal years 2010 and 2009, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

Outstanding Equity Awards at Fiscal Year End.

The following table sets forth information concerning option awards and stock awards for each named executive officer that were outstanding as of the end of the Company's last competed fiscal year ended June 30, 2010. There were no other equity incentive plan awards that were outstanding.


       Outstanding Equity Awards as of Fiscal Year Ended June 30, 2010

                                    OPTION AWARDS                             STOCK AWARDS
                   --------------------------------------------------    ------------------------
                   Number of      Number of                               Number of  Market value
                   securities    securities                               shares or  of shares or
                   underlying    underlying                                units of    units of
                   unexercised   unexercised     Option      Option       stock that  stock that
                   options(#)     options(#)     exercise   expiration     have not    have not
  Name             exercisable   unexercisable   price($)      date         vested     vested(3)
--------           -----------   -------------   --------   ----------    ----------   ----------
John V. Winfield          -       100,000(1)      $10.30     03/15/2020     30,000(2)   $457,800

David C. Gonzalez    15,000             -         $13.17     01/30/2011          -             -
                          -         5,000(4)      $10.30     03/15/2020          -             -
-----------------

(1) Stock options issued to Mr. Winfield pursuant to the Company's 2010 Employee Incentive Plan are subject to both time and performance based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company's common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter.

(2) On December 21, 2008, Mr. Winfield surrendered to the Company 225,000 fully vested stock options in exchange for 84,628 Restricted Stock Units ("RSUs") pursuant to an exchange offer made by the Compensation Committee as authorized by the Company's RSU Plan. On September 10, 2009, 54,628 of those RSUs vested and Mr. Winfield was issued 54,628 shares of common stock. The balance of the RSUs vest, and the shares of Common Stock are issuable as follow: September 10, 2010 - 15,000 shares; and September 10, 2011 - 15,000 shares.

(3) Market value was calculated based on the closing price of the Company's Common Stock on June 30, 2010 of $15.26 per share as reported on the NASDAQ Capital Market.

(4) Mr. Gonzalez's options vest as follow: 2,500 options vest on March 16, 2011; and 2,500 options vest on March 16, 2012

EQUITY COMPENSATION PLANS

The Company currently has three equity compensation plans, each of which has been approved by the Company's stockholders. The Company's 1998 Stock Option Plan for Selected Key Officers, Employees and Consultants (the "Key Employee Plan") expired on December 8, 2008 and no options under the Key Employee Plan were granted in fiscal 2009. The Key Employee Plan was replaced by The InterGroup Corporation 2008 Restricted Stock Unit Plan (the "RSU Plan"), described below. The Company's 1998 Stock Option Plan for Non-Employee Directors (the "Non-Employee Director Plan") was terminated upon shareholder approval, and Board adoption, of The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (the "2007 Plan"), described below, since all options authorized to be issued under the Non-Employee Director Plan were exhausted in fiscal 2006. Any outstanding options issued under the Key Employee Plan or the Non-Employee Director Plan remain effective in accordance with their terms.

The purpose of the Company's equity compensation plans is to provide a means whereby officers, directors and key employees of the Company develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its shareholders. A further purpose of these plan is to provide a means through which the Company may attract able individuals to become employees or serve as directors of the Company and to provide a means for such individuals to acquire and maintain stock ownership in the Company, thereby strengthening their concern for the welfare of the Company.


The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee
Directors

The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (the "2007 Plan") was approved by the shareholders of the Company on February 21, 2007, and was thereafter adopted by the Board of Directors. The 2007 Plan will terminate upon the earlier of the date all shares reserved for issuance have been awarded or February 21, 2017, if not sooner terminated by the Board upon recommendation by the Compensation Committee. The stock to be available for issuance under the 2007 Plan shall be unrestricted shares of the Company's Common Stock, par value $.01 per share, which may be unissued shares or treasury shares. Subject to certain adjustments upon changes in capitalization, a maximum of 60,000 shares of the Common Stock will be available for issuance to participants under the 2007 Plan.

All non-employee directors are eligible to participate in the 2007 Plan. Each non-employee director as of the adoption date of the 2007 Plan was granted an award of 600 unrestricted shares of the Company's Common Stock. On each July 1 following the adoption date of the 2007 Plan, each non-employee director shall receive an automatic grant of a number of shares of Company's Common Stock equal in value to $18,000 based on 100% of the fair market value (as defined) of the Common Stock on the date of grant, provided he or she holds such position on that date and the number of shares of Common Stock available for grant under the 2007 Plan is sufficient to permit such automatic grant. Any fractional shares resulting from such grant will be rounded up to next highest whole share. All stock awards to non-employee directors will be fully vested on the date of grant. The dollar amount of the annual grant is subject to further adjustment by the Board of Directors upon recommendation by the Compensation Committee.

The stock awards granted under the 2007 Plan are shares of unrestricted Common Stock and are fully vested on the date of grant. The right of the non-employee director to receive his or her annual grant of Common is personal to the director and is not transferable. Once received, shares of Common Stock awarded to the non-employee director are freely transferable subject to any requirements of Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On June 28, 2007, Company filed a registration statement on Form S-8 to register the shares subject to the 2007 Plan and the Company's two prior stock option plans under the Securities Act of 1933, as amended (the "Securities Act").

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

For the fiscal year ended June 30, 2010, the four non-employee directors of the Company, Josef A. Grunwald, Gary N. Jacobs, John C. Love and William J. Nance, each received a grant of 1,501 shares of Common Stock pursuant to the 2007 Plan.


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

The shares of common stock to be delivered upon the vesting of an award of RSUs have been registered under the Securities Act, pursuant to a registration statement filed on Form S-8 by the Company on June 16, 2010. The grant of RSUs is personal to the recipient and is not transferable. Once received, shares of common stock issuable upon the vesting of the RSUs are freely transferable subject to any requirements of Section 16(b) of the Exchange Act.

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

Pursuant to an exchange offer authorized by the Compensation Committee, a total of 2,564 RSUs were issued to four holders of Non-Employee Director stock options in exchange for a total of 12,000 stock options which were surrendered to the Company on June 30, 2010. The number of RSUs issued was determined by multiplying the number of options that were surrendered by the difference between the exercise price of the options surrendered ($12.00) and the closing price of the Company's common stock on June 30, 2010 of $15.26, with that product divided by the closing price of the common stock on June 30, 2010. The 2,564 RSUs issued pursuant to that exchange offer vest on October 1, 2010.


The InterGroup Corporation 2010 Omnibus Employee Incentive Plan

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

The shares of common stock to be issued under the 2010 Plan have been registered under the Securities Act, pursuant to a registration statement filed on Form S-8 by the Company on June 16, 2010. Once received, shares of common stock issued under the 2010 Plan will be freely transferable subject to any requirements of Section 16(b) of the Exchange Act.

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company's Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company's common stock pursuant to the 2010 Plan. The exercise price of the options is $10.30, which equals 100% of the fair market value of the Company's Common Stock as determined by reference to the closing price of the Company's Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Plan. The options shall be subject to both time and performance based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company's common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter.

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

Change in Controls Provisions in Equity Compensation Plans.

Under the Company's RSU Plan and its 2010 Plan, RSUs, stock options and other incentive awards may vest upon a change in control of the Company in accordance with their respective grant agreements. Outstanding unvested RSUs issued to the Company's CEO and to its Directors will immediately vest upon a change in control. Outstanding stock options issued to the Company's CEO and to its Vice President of Real Estate will also immediately vest and become exercisable upon a change in control. Except for the foregoing, there are no employment contracts between the Company and its Officers and the Directors or any change in control arrangements.


DIRECTOR COMPENSATION

Set forth below is a table setting forth the compensation of the directors of the Company for the fiscal year ended June 30, 2010. There were no stock option awards, non-equity incentive plan compensation or nonqualified deferred compensation earnings during fiscal 2010.


                          DIRECTOR COMPENSATION
                      Fiscal Year Ended June 30, 2010

                        Fees
                       Earned
                       or Paid        Stock        All Other
     Name             in Cash(1)      Awards      Compensation      Total
-----------------     ---------     ----------    ------------     --------

Josef A. Grunwald     $22,000(2)    $37,335(6)              -      $ 59,335

Gary N. Jacobs        $16,000       $36,053(7)              -      $ 52,053

John C. Love          $66,000(3)    $36,053(8)              -      $102,053

William J. Nance      $68,000(4)    $44,542(9)             -      $112,542

John V. Winfield(5)
--------------

(1) Amounts shown include board retainer fees, committee fees and meeting fees.

(2) Mr. Grunwald also serves as a director of the Company's subsidiary, Portsmouth. This amount includes $6,000 in regular board fees paid to Mr. Grunwald by Portsmouth.

(3) Mr. Love also serves as a director of the Company's subsidiaries, Santa
    Fe and Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth. These amounts also include $30,000 in special hotel committee fees paid by Portsmouth related to the oversight its Hotel asset.

(4) Mr. Nance also serves as a director of the Company's subsidiaries, Santa Fe and Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth. These amounts also include $30,000 in special hotel committee fees paid by Portsmouth related to the oversight its Hotel asset.

(5) As Chief Executive Officer, the Company's Chairman, John V. Winfield, was not paid any board, committee or meetings fees. Mr. Winfield did receive a a total of $12,000 in regular board fees from the Company's subsidiaries, which is reported on the Summary Compensation Table.

(6) Dollar amounts shown reflect the following: fair market value of $18,000 for 1,501 shares of common stock issued on July 1, 2009 pursuant to the Company's 2007 Plan; fair market value of $9,555 for 955 shares of common stock issued on January 7, 2010 upon the vesting of 955 RSUs issued pursuant to the RSU Plan; and $9,780 equaling the dollar amount realized upon the exercise of 3,000 stock options on June 30, 2010, based on difference between the exercise price ($12.00) and the market price of the Company's stock on that date of $15.26. As of June 30, 2010, Mr. Grunwald also had an aggregate of 14,400 vested stock options outstanding.

(7) Dollar amounts shown reflect the following: fair market value of $18,000 for 1,501 shares of common stock issued on July 1, 2009 pursuant to the Company's 2007 Plan; fair market value of $8,498 for 969 shares of common stock issued on August 19, 2009 upon the vesting of 969 RSUs issued pursuant to the RSU Plan; and fair market value of $9,555 for 955 shares of common stock issued on January 7, 2010 upon the vesting of 955 RSUs issued pursuant to the RSU Plan. As of June 30, 2010, Mr. Jacobs also had an aggregate of 14,400 vested stock options outstanding and 641 RSUs that do not vest until October 1, 2010.

(8) Dollar amounts shown reflect the following: fair market value of $18,000 for 1,501 shares of common stock issued on July 1, 2009 pursuant to the Company's 2007 Plan; fair market value of $8,498 for 969 shares of common stock issued on August 19, 2009 upon the vesting of 969 RSUs issued pursuant to the RSU Plan; and fair market value of $9,555 for 955 shares of common stock issued on January 7, 2010 upon the vesting of 955 RSUs issued pursuant to the RSU Plan. As of June 30, 2010, Mr. Love also had an aggregate of 14,400 vested stock options outstanding and 641 RSUs that do not vest until October 1, 2010.

(9) Dollar amounts shown reflect the following: fair market value of $18,000 for 1,501 shares of common stock issued on July 1, 2009 pursuant to the Company's 2007 Plan; fair market value of $16,987 for 1,937 shares of common stock issued on August 19, 2009 upon the vesting of 1,937 RSUs issued pursuant to the RSU Plan; and fair market value of $9,555 for 955 shares of common stock issued on January 7, 2010 upon the vesting of 955 RSUs issued pursuant to the RSU Plan. As of June 30, 2010, Mr. Nance also had an aggregate of 14,400 vested stock options outstanding and 641 RSUs that do not vest until October 1, 2010.


Each non-employee director of the Company receives an annual cash retainer in the amount of $16,000, to be paid in equal quarterly payments. With the exception of members of the Audit Committee, non-employee directors will not receive any additional fees for attending Board or Committee meetings, but will be entitled to reimbursement of their reasonable expenses to attend such meetings. Members of the Audit Committee are paid a fee of $1,000 per quarter, with the Chair of that Committee to receive $1,500 per quarter. As an executive officer, the Company's Chairman has elected to forego his annual board fees.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 10, 2010, certain information with respect to the beneficial ownership of Common Stock of the Company by (i) those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each Director and Executive Officer, and (iii) all Directors and Executive Officers as a group.

 Name and Address of           Amount and Nature
Beneficial Owner (1)         of Beneficial Owner(2)     Percentage(3)
--------------------        ----------------------     -------------

John V. Winfield                1,458,581(4)                60.2%

Josef A. Grunwald                 130,223(5)                 5.3%

William J. Nance                   57,737(6)                 2.4%

Gary N. Jacobs                     25,747(7)                 1.1%

John C. Love                       22,372(8)                 0.9%

David C. Gonzalez                  30,750(9)                 1.3%

Michael G. Zybala                       0                      *

David T. Nguyen                       120                      *

All Directors and
Executive Officers as a
Group (8 persons)               1,725,530                   69.2%
------------------
*  Ownership does not exceed 1%.

(1) Unless otherwise indicated, the address for the persons listed is 10940 Wilshire Blvd., Suite 2150, Los Angeles, CA 90024.

(2) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(3) Percentages are calculated on the basis of 2,421,600 shares of Common Stock outstanding at September 10, 2010, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(4) Includes 15,000 Restricted Stock Units ("RSUs") that vested on September 10, 2010 and were converted to 15,000 shares of common stock.

(5) Includes 14,400 shares that Mr. Grunwald has a right to acquire pursuant to vested stock options.

(6) Includes 14,400 shares that Mr. Nance has a right to acquire pursuant to vested stock options and 641 RSUs that vest on October 1, 2010 and will be converted to 641 shares of common stock on that date.

(7) Includes 14,400 shares that Mr. Jacobs has a right to acquire pursuant to vested stock options and 641 RSUs that vest on October 1, 2010 and will be converted to 641 shares of common stock on that date. Other than his options, and unvested RSUs, all shares of Mr. Jacobs are held by the Gary and Robin Jacobs Family Trust.

(8) Includes 14,400 shares that Mr. Love has a right to acquire pursuant to vested stock options and 641 RSUs that vest on October 1, 2010 and will be converted to 641 shares of common stock on that date.

(9) Includes 15,000 shares which Mr. Gonzalez has the right to acquire pursuant to vested stock options.


Changes in Control Arrangements

There are no arrangements that may result in a change in control of the Company.


     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2010 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category       Securities to     Weighted average   Remaining available
                      be issued       exercise price     for future issuance
                    upon exercise     of outstanding        under equity
                    of outstanding       options         compensation plans
                       options,        warrants and         (excluding
                     warrants and         rights             securities
                       rights                               reflected in
                                                             column (a))
                         (a)                (b)                 (c)
-------------------  ------------      -------------     -------------------

Equity compensation
plans approved by
security holders      224,564(1)         $11.32(2)           240,309(3)

----------------------------------------------------------------------------

Equity compensation
plans not approved
by security holders      None               N/A                 None

----------------------------------------------------------------------------
     Total            224,564(1)         $11.32(2)           240,309(3)
----------------------------------------------------------------------------

(1) There were 192,000 stock options outstanding as of June 30, 2010. Also included are 32,564 Restricted Stock Units issued pursuant to the 2008 RSU Plan that were outstanding, but not vested, as of June 30, 2010.

(2) Reflects the weighted average exercise price of all outstanding options.

(3) As of June 30, 2010 the Company had 43,088 shares of Common Stock available for future issuance pursuant to its 2007 Stock Compensation Plan for Non-Employee Directors. Pursuant to the 2007 Plan, each non-employee director will receive, on July 1 of each year, an annual grant of a number of shares of Common Stock of the Company equal in value to $18,000 based on the fair market value of the Common Stock on the date of grant. The Company also had 102,221 RSUs available for future issuance under the 2008 RSU
    Plan and 95,000 shares available for future issuance under the 2010 Omnibus Employee Incentive Pan.


Item 13.  Certain Relationships and Related Transactions, and
          Director Independence

On December 4, 1998, the Administrative and Compensation Committee authorized the Company to obtain whole life and split dollar insurance policies covering the Company's President and Chief Executive Officer, Mr. Winfield. During fiscal 2010 and 2009, the Company paid annual premiums in the amount of approximately $85,000 for the split dollar insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield's family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

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

The Company, its subsidiary Santa Fe and Santa Fe's subsidiary, Portsmouth, have established performance based compensation programs for Mr. Winfield's management of the securities portfolios of those companies. The performance based compensation program was approved by the disinterested members of the respective Boards of Directors of the Company and its subsidiaries. No performance bonus compensation was paid to Mr. Winfield for the fiscal years ended June 30, 2010 and 2009.

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

Item 14.  Principal Accounting Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2010 and 2009 for professional services rendered by Burr Pilger Mayer, Inc., the independent registered public accounting firm for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q reports or services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

                                              Fiscal Year
                                       -------------------------
                                         2010             2009
                                       --------         --------
               Audit Fees              $286,000         $286,000
               Audit Related Fees             -                -
               Tax Fees                       -                -
               All Other Fees                 -                -
                                       --------         --------
                   TOTAL:              $286,000         $286,000
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

                              PART IV

Item 15.  Exhibits, Financial Statement Schedules.

  (a)(1) Financial Statements

   The following financial statements of the Company are included in Part II,
   Item 8 of this report at pages 30 through 64:

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets - June 30, 2010 and 2009

         Consolidated Statements of Operations for Years Ended
          June 30, 2010 and 2009

         Consolidated Statements of Shareholders' Equity for
          Years Ended June 30, 2010 and 2009

         Consolidated Statements of Cash Flows for Years Ended June 30,
          2010 and 2009

         Notes to the Consolidated Financial Statements


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

10.    Material Contracts

10.1   1998 Stock Option Plan for Non-Employee Directors approved by the
       Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated by reference to the Company's Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.2 1998 Stock Option Plan for Selected Key Officers, Employees and Consultants approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 incorporated by reference to the Company's Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

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

10.7 Restricted Stock Unit Agreement, dated February 18, 2009, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Commission on October 13, 2009).

10.8 The InterGroup Corporation 2010 Omnibus Employee Incentive Plan, approved by the shareholders and adopted by the Board of Directors on February 24, 2010 (incorporated by reference to the Company's Proxy Statement on Schedule 14A, filed with the Commission on January 27,
       2010).

10.9 Employee Stock Option Agreement, dated March 16, 2010, between The InterGroup Corporation and John V. Winfield (filed herewith).

14.    Code of Ethics (filed herewith)

21.    Subsidiaries (filed herewith)

23.1 Consent of Independent Registered Public Accounting Firm - Burr Pilger Mayer, Inc. (filed herewith)

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

Date: September 24, 2010           by /s/ John V. Winfield
      ------------------            ---------------------------------------
                                    John V. Winfield, Chairman of the Board,
                                    President and Chief Executive Officer


Date: September 24, 2010           by /s/ David T. Nguyen
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


Date: September 24, 2010           /s/ John V. Winfield
      ------------------            ---------------------------------------
                                    John V. Winfield, Chairman of the Board,
                                    President and Chief Executive Officer


Date: September 24, 2010           /s/ Josef A. Grunwald
      ------------------            ----------------------------------------
                                    Josef A. Grunwald, Vice Chairman of Board


Date: September 24, 2010           /s/ Gary N. Jacobs
      ------------------            ---------------------------------------
                                    Gary N. Jacobs, Director


Date: September 24, 2010           /s/ John C. Love
      ------------------            ---------------------------------------
                                    John C. Love, Director


Date: September 24, 2010           /s/ William J. Nance
      ------------------            ---------------------------------------
                                    William J. Nance, Director