Form 10-Q
period 2010-12-31
INTERGROUP CORP
filed 2011-02-11
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-Q

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares outstanding of issuer's Common Stock, as of February 9, 2011, was 2,424,164

                                   INDEX
                          THE INTERGROUP CORPORATION



PART  I.  FINANCIAL INFORMATION                                       PAGE

Item 1.  Condensed Consolidated Financial Statements:

  Condensed Consolidated Balance Sheets
   As of December 31, 2010(Unaudited) and June 30, 2010                 3

  Condensed Consolidated Statements of Operations(Unaudited)
   For the Three Months ended December 31, 2010 and 2009                4

  Condensed Consolidated Statements of Operations(Unaudited)
   For the Six Months ended December 31, 2010 and 2009                  5

  Condensed Consolidated Statements of Cash Flows(Unaudited)
   For the Six months ended December 31, 2010 and 2009                  6

  Notes to Condensed Consolidated Financial Statements (Unaudited)      7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          18

Item 4. Controls and Procedures                                        30


PART II. OTHER INFORMATION

Item 6. Exhibits                                                       30


SIGNATURES                                                             31

                              PART I
                       FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

                                THE INTERGROUP CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                December 31, 2010    June 30, 2010
                                                                   (Unaudited)
                                                                 --------------      -------------
Assets:
  Investment in hotel, net                                         $ 40,450,000       $ 41,961,000
  Investment in real estate, net                                     60,868,000         61,184,000
  Properties held for sale                                            7,314,000          7,193,000
  Investment in marketable securities                                21,846,000          7,712,000
  Other investments, net                                             17,871,000          6,651,000
  Cash and cash equivalents                                           1,213,000          1,140,000
  Restricted cash                                                     2,055,000          1,641,000
  Other assets, net                                                   4,865,000          4,645,000
                                                                    -----------        -----------
    Total assets                                                   $156,482,000       $132,127,000
                                                                    ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)

Liabilities:
  Accounts payable and other liabilities                           $  9,844,000       $ 10,473,000
  Due to securities broker                                           10,491,000          2,235,000
  Obligations for securities sold                                             -          1,698,000
  Other notes payable                                                 3,593,000          3,688,000
  Mortgage notes payable - hotel                                     45,590,000         45,990,000
  Mortgage notes payable - real estate                               63,078,000         59,842,000
  Mortgage notes payable - property held for sale                    10,335,000         10,450,000
  Deferred income taxes                                               6,166,000          1,135,000
                                                                    -----------        -----------
    Total liabilities                                               149,097,000        135,511,000
                                                                    -----------        -----------

Commitments and contingencies

Shareholders' equity(deficit):
  Preferred stock, $.01 par value, 100,000 shares
   authorized; none issued                                                    -                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,313,152 and 3,290,872 issued; 2,424,164 and 2,401,884
   outstanding, respectively                                             33,000             33,000
  Additional paid-in capital                                          9,256,000          9,109,000
  Retained earnings                                                  12,801,000          4,190,000
  Treasury stock, at cost, 888,988 shares                            (9,564,000)        (9,564,000)
                                                                    -----------        -----------
  Total Intergroup shareholders' equity                              12,526,000          3,768,000
  Noncontrolling interest(deficit)                                   (5,141,000)        (7,152,000)
                                                                    -----------        -----------
Total shareholders' equity(deficit)                                   7,385,000         (3,384,000)
                                                                    -----------        -----------
Total liabilities and shareholders' equity(deficit)                $156,482,000       $132,127,000
                                                                    ===========        ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                           THE INTERGROUP CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the three months ended December 31,                     2010           2009
                                                         -----------    -----------
Revenues:
 Hotel                                                  $  9,142,000   $  8,368,000
 Real estate                                               3,012,000      3,077,000
                                                         -----------    -----------
Total revenues                                            12,154,000     11,445,000
                                                         -----------    -----------
Costs and operating expenses:
 Hotel operations                                         (6,816,000)    (6,543,000)
 Real estate operations                                   (1,594,000)    (1,499,000)
 Depreciation and amortization                            (1,733,000)    (1,727,000)
 General and administrative                                 (400,000)      (451,000)
                                                         -----------    -----------
Total costs and operating expenses                       (10,543,000)   (10,220,000)
                                                         -----------    -----------
Income from operations                                     1,611,000      1,225,000
                                                         -----------    -----------
Other income(expense):
 Mortgage interest expense                                (1,529,000)    (1,533,000)
 Net gain on marketable securities                         3,703,000        182,000
 Net unrealized income on other investments               11,822,000        226,000
 Impairment loss on other investments                       (310,000)      (917,000)
 Dividend and interest income                                472,000         55,000
 Trading and margin interest expense                        (324,000)      (352,000)
                                                         -----------    -----------
Total other income(expense), net                          13,834,000     (2,339,000)
                                                         -----------    -----------

Income(loss) from continuing operations
  before income taxes                                     15,445,000     (1,114,000)
Income tax (expense)benefit                               (4,965,000)       338,000
                                                         -----------    -----------
Income(loss) from continuing operations                   10,480,000       (776,000)
                                                         -----------    -----------

Discontinued operations:
  Income from discontinued operations                        110,000         94,000
  Provision for income tax expense                           (44,000)       (39,000)
                                                         -----------    -----------
Income from discontinued operations                           66,000         55,000
                                                         -----------    -----------
Net income(loss)                                          10,546,000       (721,000)
(Income)loss attributable to the
 noncontrolling interest                                  (1,944,000)       242,000
                                                         -----------    -----------
Net income(loss) attributable to Intergroup              $ 8,602,000    $  (479,000)
                                                         ===========    ===========

Net income(loss) per share from continuing operations
  Basic                                                  $     4.32    $     (0.32)
  Diluted                                                $     4.14    $     (0.32)

Net income per share from discontinued operations
  Basic                                                  $     0.03    $      0.02
  Diluted                                                $     0.03    $      0.02

Net income(loss) per share attributable to InterGroup
  Basic                                                  $     3.55    $     (0.20)
  Diluted                                                $     3.40    $     (0.20)

Weighted average shares outstanding:
  Basic                                                    2,424,136      2,394,109
  Diluted                                                  2,532,804      2,443,884


The accompanying notes are an integral part of these condensed consolidated financial statements.


                           THE INTERGROUP CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the six months ended December 31,                       2010           2009
                                                         -----------    -----------
Revenues:
 Hotel                                                  $ 18,668,000   $ 16,898,000
 Real estate                                               6,102,000      6,122,000
                                                         -----------    -----------
Total revenues                                            24,770,000     23,020,000
                                                         -----------    -----------
Costs and operating expenses:
 Hotel operations                                        (14,133,000)   (13,419,000)
 Real estate operations                                   (3,162,000)    (3,158,000)
 Depreciation and amortization                            (3,497,000)    (3,396,000)
 General and administrative                                 (872,000)      (716,000)
                                                         -----------    -----------
Total costs and operating expenses                       (21,664,000)   (20,689,000)
                                                         -----------    -----------
Income from operations                                     3,106,000      2,331,000
                                                         -----------    -----------
Other income(expense):
 Mortgage interest expense                                (3,004,000)    (3,076,000)
 Net gain(loss) on marketable securities                   4,056,000     (1,140,000)
 Net unrealized income on other investments               11,863,000        226,000
 Impairment loss on other investments                       (540,000)      (917,000)
 Dividend and interest income                                611,000        132,000
 Trading and margin interest expense                        (627,000)      (728,000)
                                                         -----------    -----------
Total other income(expense), net                          12,359,000     (5,503,000)
                                                         -----------    -----------

Income(loss) from continuing operations
  before income taxes                                     15,465,000     (3,172,000)
Income tax (expense)benefit                               (4,955,000)     1,037,000
                                                         -----------    -----------
Income(loss) from continuing operations                   10,510,000     (2,135,000)
                                                         -----------    -----------

Discontinued operations:
  Income from discontinued operations                        188,000        147,000
  Provision for income tax expense                           (76,000)       (60,000)
                                                         -----------    -----------
Income from discontinued operations                          112,000         87,000
                                                         -----------    -----------
Net income(loss)                                          10,622,000     (2,048,000)
(Income)loss attributable to the
 noncontrolling interest                                  (2,011,000)       638,000
                                                         -----------    -----------
Net income(loss) attributable to Intergroup              $ 8,611,000    $(1,410,000)
                                                         ===========    ===========

Net income(loss) per share from continuing operations
  Basic                                                  $     4.35    $     (0.90)
  Diluted                                                $     4.19    $     (0.90)

Net income per share from discontinued operations
  Basic                                                  $     0.05    $      0.04
  Diluted                                                $     0.04    $      0.04

Net income(loss) per share attributable to InterGroup
  Basic                                                  $     3.56    $     (0.60)
  Diluted                                                $     3.43    $     (0.60)

Weighted average shares outstanding:
  Basic                                                    2,417,055      2,368,528
  Diluted                                                  2,507,999      2,368,528


The accompanying notes are an integral part of these condensed consolidated financial statements.


                         THE INTERGROUP CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

For the six months ended December 31,                     2010          2009
                                                      -----------    -----------
Cash flows from operating activities:
  Net income(loss)                                    $10,622,000    $(2,048,000)
  Adjustments to reconcile net income(loss) to
   cash (used in)provided by operating activities:
    Depreciation and amortization                       3,497,000      3,396,000
    Net unrealized (gain)loss on marketable securities (3,837,000)     5,288,000
    Impairment loss on other investments                  540,000        917,000
    Net unrealized gain on other investments          (11,863,000)      (226,000)
    Stock compensation expense                            147,000         72,000
    Changes in assets and liabilities:
      Investment in marketable securities             (10,297,000)       957,000
      Other assets                                       (247,000)      (676,000)
      Accounts payable and other liabilities             (630,000)       570,000
      Due to securities broker                          8,256,000     (3,353,000)
      Obligation for securities sold                   (1,698,000)      (405,000)
      Deferred tax liability                            5,031,000       (976,000)
                                                      -----------    -----------
  Net cash (used in)provided by operating activities     (479,000)     3,516,000
                                                      -----------    -----------
Cash flows from investing activities:
  Investment in hotel                                  (1,008,000)      (926,000)
  Investment in real estate                              (755,000)      (178,000)
  Proceeds(payments)other investments                     103,000       (775,000)
  Restricted cash                                        (414,000)      (171,000)
                                                       -----------    -----------
  Net cash used in investing activities                (2,074,000)    (2,050,000)
                                                      -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable                3,838,000              -
  Payments on mortgage notes payable                   (1,117,000)    (1,058,000)
  Payments on other notes payable                         (95,000)      (201,000)
  Draw on line of credit                                        -        689,000
                                                      -----------    -----------
  Net cash provided by(used in) financing activities    2,626,000       (570,000)
                                                      -----------    -----------

Net increase in cash and cash equivalents                  73,000        896,000
Cash and cash equivalents at beginning of period        1,140,000      1,024,000
                                                      -----------    -----------
Cash and cash equivalents at end of period           $  1,213,000   $  1,920,000
                                                      ===========    ===========

Supplemental information:

Interest paid                                        $  3,464,000   $  3,374,000
                                                      ===========    ===========

Assets acquired through capital lease                $          -   $    700,000
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

                       THE INTERGROUP CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements included herein have been prepared by The InterGroup Corporation ("InterGroup" or the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of InterGroup and the notes therein included in the Company's Annual Report on Form 10-K for the year ended June 30, 2010. The June 30, 2010 Condensed Consolidated Balance Sheet was obtained from the Company's Form 10-K for the year ended June 30, 2010.

The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2011.

As of December 31, 2010, the Company had the power to vote 80% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB:
SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company's Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

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

Justice owns a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the "Hotel") and related facilities including a five level underground parking garage. The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice also has a Management Agreement with Prism Hospitality L.P. ("Prism") to perform the day-to-day management functions of the Hotel.

Justice leased the parking garage to Evon through September 30, 2008.
Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby Justice purchased all of Evon's right, title, and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. Justice also agreed to assume Evon's contract with Ace Parking Management, Inc. ("Ace Parking") for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The management agreement with Ace Parking was extended for another 62 months, effective November 1, 2010. The Partnership also leases a day spa on the lobby level to Tru Spa. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership's assets. Those fees are eliminated in consolidation.

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

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, "Improving Disclosures About Fair Value Measurements." Effective January 1, 2010, ASU 2010-06 requires the separate disclosure of significant transfers into and out of the Level 1 and Level 2 categories and the reasons for such transfers, and also requires fair value measurement disclosures for each class of assets and liabilities as well as disclosures about valuation techniques and inputs used for recurring and nonrecurring Level 2 and Level 3 fair value measurements. Effective in fiscal years beginning after December 31, 2010, ASU 2010-06 also requires Level 3 disclosure of purchases, sales, issuances and settlements activity on a gross rather than a net basis. These amendments resulted in additional disclosures in the Company's condensed consolidated financial statements.

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

Properties Held for Sale - Discontinued Operations

Properties are classified as held for sale when management commits to a plan to sell the asset, the asset is available for immediate sale, an active program to locate a buyer has been initiated, the sale of the asset is probable, the sale of the asset is actively marketed and it is unlikely that significant changes to the sale plan will be made or withdrawn. As of December 31, 2010, the Company had two properties classified as held for sale in accordance with ASC Topic 205-20 "Presentation of Financial Statements - Discontinued Operations, which requires that depreciation on these properties be stopped.

During the three and six months ended December 31, 2009, three properties were classified as held for sale. However, since then, one of the properties was no longer considered held for sale. Accordingly, the operations of this property for the three and six months ended December 31, 2009 was reclassified from discontinued operations to continuing operations to conform to current quarter presentation.

Under the provisions of the provisions of ASC Topic 205-20, for properties disposed of during the year or for properties for which the Company actively markets for sale at a price that is reasonable in relation to its market value, the properties are required to be classified as held for sale on the balance sheet and accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these properties have been reclassified from continuing operations for the three and six months ended December 31, 2010 and 2009 and reported as income from discontinued operations in the consolidated statements of operations.

Earnings Per Share

Basic income(loss) per share is computed by dividing net income(loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income(loss) per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options and restricted stock units. For the three and six months ended December 31, 2010, the Company had a total of 108,668 and 90,944, stock options and restricted stock units, respectively, that were considered potential dilutive common shares. For the three and six months ended December 31, 2009, there were no potentially dilutive common shares as the Company had a net loss from continuing operations.


NOTE 2 - INVESTMENT IN HOTEL, NET

Hotel property and equipment consisted of the following:

                                             Accumulated        Net Book
As of December 31, 2010      Cost           Depreciation         Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     19,031,000        (16,569,000)       2,462,000
Building and improvements   55,101,000        (19,851,000)      35,250,000
                          ------------       ------------     ------------
                          $ 76,870,000       $(36,420,000)    $ 40,450,000
                          ============       ============     ============

June 30, 2010                                Accumulated       Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     18,393,000        (14,710,000)       3,683,000
Building and improvements   54,782,000        (19,242,000)      35,540,000
                          ------------       ------------     ------------
                          $ 75,913,000       $(33,952,000)    $ 41,961,000
                          ============       ============     ============


NOTE 3 - INVESTMENT IN REAL ESTATE, NET

Investment in real estate included the following:

                                        December 31, 2010       June 30, 2010
                                        -----------------       -------------

  Land                                    $  24,735,000          $ 24,735,000
  Buildings, improvements and equipment      61,392,000            60,758,000
  Accumulated depreciation                  (25,259,000)          (24,309,000)
                                             ----------            ----------
                                          $  60,868,000          $ 61,184,000
                                             ==========            ==========

In November 2010, the Company refinanced its $1,641,000 adjustable rate mortgage note payable on its 27-unit apartment building for a new 10-year fixed rate mortgage in the amount of $3,260,000. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020. The Company received net proceeds of approximately $1,507,000 from the refinancing.

In November 2010, the Company also refinanced its $3,569,000 adjustable rate mortgage note payable on its 31-unit apartment building for a new 10-year fixed rate mortgage in the amount of $5,787,000. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020. The Company received net proceeds of approximately $2,078,000 from the refinancing.


NOTE 4 - PROPERTY HELD FOR SALE AND DISCONTINUED OPERATIONS

As of December 31, 2010, the Company had two properties located in Texas
classified as held for sale.   The revenues and expenses from the operation for
these two properties have been reclassified from continuing operations and reported as income from discontinued operations in the condensed consolidated statements of operations for the respective periods.

The revenues and expenses from the operation of these two properties during the three and six months ended December 31, 2010 and 2009, are summarized as follows:

For the three months ended December 31,      2010              2009
                                          ----------        ----------
      Revenues                            $  642,000       $   606,000
      Expenses                              (532,000)         (512,000)
                                          ----------        ----------
       Income                             $  110,000       $    94,000
                                          ==========        ==========

For the six months ended December 31,        2010              2009
                                          ----------        ----------
      Revenues                            $1,245,000       $ 1,209,000
      Expenses                            (1,057,000)       (1,062,000)
                                          ----------        ----------
       Income                             $  188,000       $   147,000
                                          ==========        ==========

In January 2011, the Company sold one of its held for sale properties, the 132-unit apartment complex located in San Antonio, Texas for $5,500,000 and received net proceeds of approximately $2,030,000 after the repayment of the related mortgage note payable of approximately $3,218,000. The Company will realize an estimated gain on the sale of real estate of approximately $3,200,000.


NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES

The Company's investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At December 31, 2010 and June 30, 2010, all of the Company's marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:


As of December 31, 2010
                               Gross         Gross            Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $16,497,000    $ 6,449,000     ($1,100,000)      $ 5,349,000    $21,846,000


As of June 30, 2010
                               Gross         Gross            Net             Market
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $ 6,311,000    $ 2,273,000     ($872,000)        $ 1,401,000    $ 7,712,000


As of December 31, 2010 and June 30, 2010, the Company had unrealized losses of $852,000 and $679,000, respectively, related to securities held for over one year.

Net gain(loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains(losses). Below is the composition of the net gain(loss) for the three and six months ended December 31, 2010 and 2009, respectively.

For the three months ended December 31,                2010             2009
                                                   -----------      -----------
Realized gain on marketable securities             $   334,000      $ 4,000,000
Unrealized gain(loss) on marketable securities       3,369,000       (3,818,000)
                                                   -----------      -----------
Net gain on marketable securities                  $ 3,703,000      $   182,000
                                                   ===========      ===========

For the six months ended December 31,                  2010             2009
                                                   -----------      -----------
Realized gain on marketable securities             $   219,000      $ 4,148,000
Unrealized gain(loss) on marketable securities       3,837,000       (5,288,000)
                                                   -----------      -----------
Net gain(loss) on marketable securities            $ 4,056,000      $(1,140,000)
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

As of December 31, 2010 and June 30, 2010, the Company's other investments, net, is comprised of the following:

            Type                       December 31, 2010    June 30, 2010
   ---------------------------         -----------------  ----------------
   Preferred stock - Comstock          $      13,231,000  $              -
   Private equity hedge fund                   3,172,000         3,712,000
   Corporate debt & equity instruments           569,000         2,358,000
   Warrants - at fair value                      899,000           581,000
                                       -----------------  ----------------
                                       $      17,871,000  $      6,651,000
                                       =================  ================

On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $13,231,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. ("Comstock" - OTCBB:
LODE)) for 13,231 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the "A-1 Preferred") of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $1,809,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value. The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $13,231,000. The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently
raised $35.7 million in new capital from other investors in October 2010.   The
Company recorded an unrealized gain of $11,422,000 related to the preferred stock received as part of the debt restructuring. This unrealized gain is included in the net unrealized gain on other investments in the Company's condensed consolidated statements of operations.

The Company's Chairman and President also exchanged approximately $7,681,000 in notes and convertible notes held personally by him for 7,681 shares of A-1 Preferred. Together, the Company and Mr. Winfield will constitute all of the holders of the A-1 Preferred.

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

As of December 31, 2010, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $400,000 and a fair market value of $899,000. During the three and six months ended December 31, 2010, the Company had an unrealized gain of $400,000 and $441,000, respectively, related to these warrants.


NOTE  7 - FAIR VALUE MEASUREMENTS

The carrying values of the Company's non-financial instruments approximate fair value due to their short maturities(i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker, and obligations for securities sold) or the nature and terms of the obligation(i.e., other notes payable and mortgage note payable).

The assets measured at fair value on a recurring basis as of December 31, 2010 are as follows:


Assets:                                 Level 1      Level 2        Level 3      December 31, 2010
-----------                            ---------    ---------      ---------       --------------
Cash                                 $ 1,213,000    $       -      $       -        $ 1,213,000
                                       ---------                                     ----------
Restricted cash                        2,055,000            -              -          2,055,000
                                       ---------                                     ----------
Other investments - warrants                   -      899,000              -            899,000
                                                     --------                        ----------
Investment in marketable securities
  Basic material                       5,005,000                                      5,005,000
  REITs                                3,240,000                                      3,240,000
  Investment funds                     3,012,000                                      3,012,000
  Financial services                   2,986,000                                      2,986,000
  Services                             2,194,000                                      2,194,000
  Other                                5,409,000                                      5,409,000
                                      ----------                                     ----------
                                      21,846,000                                     21,846,000
                                      ----------     --------       --------         ----------
                                     $25,114,000    $ 899,000      $       -        $26,013,000
                                      ==========     ========       ========         ==========

The assets measured at fair value on a recurring basis as of June 30, 2010 are as follows:


Assets:                                 Level 1      Level 2        Level 3        June 30, 2010
-----------                            ---------    ---------      ---------       --------------
Cash                                 $ 1,140,000    $       -      $       -        $ 1,140,000
                                       ---------                                     ----------
Restricted cash                        1,641,000            -              -          1,641,000
                                       ---------                                     ----------
Other investments - warrants                   -      581,000              -            581,000
                                                     --------                        ----------
Investment in marketable securities
  Investment funds                     3,271,000                                      3,271,000
  REITs                                1,946,000                                      1,946,000
  Healthcare                             668,000                                        668,000
  Financial services                     551,000                                        551,000
  Other                                1,276,000                                      1,276,000
                                      ----------                                     ----------
                                       7,712,000                                      7,712,000
                                      ----------     --------       --------         ----------
                                     $10,493,000    $ 581,000      $       -        $11,074,000
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

                                                                                            Net gain for the
                                                                                            six months ended
Assets:                            Level 1   Level 2      Level 3    December 31, 2010      December 31, 2010
-----------                        -------   -------     ---------   ------------------     ------------------
Other non-marketable investments   $     -   $     -     $16,972,000      $16,972,000         $10,882,000

                                                                                              Loss for the
                                                                                            six months ended
Assets:                            Level 1   Level 2      Level 3      June 30, 2010        December 31, 2009
-----------                        -------   -------     ---------   ------------------     ------------------

Other non-marketable investments   $     -   $     -     $6,070,000       $6,070,000          $ (917,000)


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

During the six months ended December 31, 2010, the Company recorded stock option compensation cost of $75,000 related to issuance of stock options. As of December 31, 2010, there was a total of $191,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average of 5 years.

The fair value of options is measured by applying the Black-Scholes model on grant date.

Expected volatility                         51.6%
Expected term                             7 years
Expected dividend yield                        0%
Risk-free interest rate                     2.36%

The following table summarizes the stock options outstanding as of December 31, 2010:

                                                                                           Aggregate
                                      Number of       Weighted-average  Weighted Average   Intrinsic
                                       Shares          Exercise Price    Remaining Life      Value
                                      ----------       ---------------  ----------------   ---------
                                      <C<
Outstanding at June 30, 2009           102,000                $12.47       3.15 years     $   52,000
Granted                                105,000                 10.30
Exercised                               (3,000)                12.00
Forfeited                                    -                     -
Exchanged                              (12,000)                12.00
                                      ----------       ---------------
Outstanding at June 30, 2010           192,000                $11.32       6.44 years     $  790,000
Granted                                      -                     -
Exercised                                    -                     -
Forfeited                                    -                     -
Exchanged                                    -                     -
                                      ----------       ---------------
Outstanding at December 31, 2010       192,000               $11.32       5.94 years      $1,976,000
                                      ==========       ===============  ================   =========

Exercisable at December 31, 2010        87,000               $12.55       2.02 years      $  789,000
                                      ==========       ===============  ================   =========

The table below summarizes the RSUs granted and outstanding.

                                                             Weighted Average
                                                                Grant Date
                                           Number of RSUs       Fair Value
                                           --------------    ----------------
RSUs outstanding as of June 30, 2009               95,215         $12.46
Granted                                             2,564         $15.26
Converted to common stock                         (65,215)        $ 8.42
                                           --------------    ----------------
RSUs outstanding as of June 30, 2010               32,564         $12.89
Granted                                                 -              -
Converted to common stock                         (17,564)        $13.07
                                           --------------    ----------------
RSUs outstanding as of December 31, 2010           15,000         $12.69
                                           ==============    ================

On July 1 of every year, as part of the Stock Compensation Plan for Non-employee Directors, each non-employee director received an automatic grant of a number of shares of Company's Common Stock equal in value to $18,000 ($72,000 total recorded as stock compensation expense) based on 100% of the fair market value of the Company's stock on the day of grant. During the six months ended, December 31, 2010 and 2009, the four non-employee directors of the Company received a total grant of 4,716 and 6,004 shares of common stock.


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

Information below represents reported segments for the three and six months ended December 31, 2010 and 2009. Operating income(loss) from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income for investment transactions consist of net investment gain(loss) and dividend and interest income.


As of and for the
Three months ended            Hotel      Real Estate   Investment                                 Discontinued
December 31, 2010          Operations    Operations   Transactions      Other       Subtotal       Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Revenues                   $ 9,142,000   $ 3,012,000   $         -   $         -   $ 12,154,000   $    642,000   $ 12,796,000
Operating expenses          (8,074,000)   (2,069,000)            -      (400,000)   (10,543,000)      (387,000)   (10,930,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)from operations  1,068,000       943,000             -      (400,000)     1,611,000        255,000      1,866,000

Interest expense              (713,000)     (816,000)            -             -     (1,529,000)      (145,000)    (1,674,000)
Income from investments              -             -    15,363,000             -     15,363,000              -     15,363,000
Income tax expense                   -             -             -    (4,965,000)    (4,965,000)       (44,000)    (5,009,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $   355,000   $   127,000   $15,363,000  $ (5,365,000)  $ 10,480,000   $     66,000   $ 10,546,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $40,450,000   $60,868,000   $39,717,000   $ 8,133,000   $149,168,000   $  7,314,000   $156,482,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


As of and for the
Three months ended            Hotel      Real Estate   Investment                                 Discontinued
December 31, 2009          Operations    Operations   Transactions      Other       Subtotal       Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $ 8,368,000   $ 3,077,000   $         -   $         -   $ 11,445,000   $    606,000   $ 12,051,000
Operating expenses          (7,791,000)   (1,978,000)            -      (451,000)   (10,220,000)      (363,000)   (10,583,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)from operations    577,000     1,099,000             -      (451,000)     1,225,000        243,000      1,468,000

Interest expense              (729,000)     (804,000)            -             -     (1,533,000)      (149,000)    (1,682,000)
Loss from investments                -             -      (806,000)            -       (806,000)             -       (806,000)
Income tax benefit(expense)          -             -             -       338,000        338,000        (39,000)       299,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (152,000)  $   295,000   $  (806,000)  $  (113,000)  $   (776,000) $      55,000   $   (721,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $44,011,000   $62,614,000   $14,326,000   $ 8,103,000   $129,054,000  $   7,278,000   $136,332,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


As of and for the
Six months ended              Hotel      Real Estate   Investment                                 Discontinued
December 31, 2010          Operations    Operations   Transactions      Other       Subtotal       Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Revenues                   $18,668,000   $ 6,102,000   $         -   $         -   $ 24,770,000   $  1,245,000   $ 26,015,000
Operating expenses         (16,679,000)   (4,113,000)            -      (872,000)   (21,664,000)      (765,000)   (22,429,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)from operations  1,989,000     1,989,000             -      (872,000)     3,106,000        480,000      3,586,000

Interest expense            (1,416,000)   (1,588,000)            -             -     (3,004,000)      (292,000)    (3,296,000)
Income from investments              -             -    15,363,000             -     15,363,000              -     15,363,000
Income tax expense                   -             -             -    (4,955,000)    (4,955,000)       (76,000)    (5,031,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $   573,000   $   401,000   $15,363,000  $ (5,827,000)  $ 10,510,000   $    112,000   $ 10,622,000
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $40,450,000   $60,868,000   $39,717,000   $ 8,133,000   $149,168,000   $  7,314,000   $156,482,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


As of and for the
Six months ended             Hotel       Real Estate   Investment                                 Discontinued
December 31, 2009          Operations    Operations   Transactions      Other       Subtotal       Operations       Total
                           -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income           $16,898,000   $ 6,122,000   $         -   $         -   $ 23,020,000   $  1,209,000   $ 24,229,000
Operating expenses         (15,848,000)   (4,125,000)            -      (716,000)   (20,689,000)      (764,000)   (21,453,000)
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)from operations  1,050,000     1,997,000             -      (716,000)     2,331,000        445,000      2,776,000

Interest expense            (1,442,000)   (1,634,000)            -             -     (3,076,000)      (298,000)    (3,374,000)
Loss from investments                -             -    (2,427,000)            -     (2,427,000)             -     (2,427,000)
Income tax benefit(expense)          -             -             -     1,037,000      1,037,000        (60,000)       977,000
                           -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)           $  (392,000)  $   363,000   $(2,427,000)  $   321,000   $ (2,135,000) $      87,000   $ (2,048,000)
                           ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets               $44,011,000   $62,614,000   $14,326,000   $ 8,103,000   $129,054,000  $   7,278,000   $136,332,000
                           ===========   ===========   ===========   ===========   ============   ============   ============


NOTE 10 - RELATED PARTY TRANSACTIONS

Four of the Portsmouth directors serve as directors of Intergroup. Three of those directors also serve as directors of Santa Fe. The three Santa Fe directors also serve as directors of Intergroup.

During the three and six months ended December 31, 2010, the Company received management fees from Justice Investors totaling $93,000 and $172,000, respectively. These amounts were eliminated in consolidation.

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

Recent Developments

On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $13,231,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. ("Comstock" - OTCBB:
LODE)) for 13,231 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the "A-1 Preferred") of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $1,809,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value. The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $13,231,000. The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently
raised $35.7 million in new capital from other investors in October 2010.   The
Company recorded an unrealized gain of $11,422,000 related to the preferred stock received as part of the debt restructuring.

On October 31, 2010, Justice Investors entered into an amendment to its Parking Facilities Management Agreement with Ace Parking to extend the term of the agreement for a period of sixty two (62) months, commencing on November 1, 2010 and terminating December 31, 2015, subject to either party's right to terminate the agreement without cause on ninety (90) days written notice. The amendment also modified how an "Excess Profit Fee" to be paid to Ace would be calculated. The amendment provides that, if net operating income ("NOI") from the garage operations exceeds $1,800,000 but is less than $2,000,000, then Ace will be entitled to an Excess Profit Fee of one percent (1%) of the total annual NOI. If the annual NOI is $2,000,000 or higher, Ace will be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI. The prior Excess Profit Fee entitled Ace to receive three percent of NOI in excess of $150,000.

Effective November 30, 2010, the general and limited partners of Justice Investors entered into an Amended and Restated Agreement of Limited Partnership, which was approved and ratified by more than 97% of the limited partnership interests of Justice. The Partnership Agreement was amended and restated in its entirety to comply with the new provisions of the California Corporations Code known as the "Uniform Limited Partnership Act of 2008". The amendment did not result in any material modifications of the rights or obligations of the general and limited partners.

In November 2010, the Company refinanced its $1,641,000 adjustable rate mortgage note payable on its 27-unit apartment building for a new 10-year fixed rate mortgage in the amount of $3,260,000. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020. The Company received net proceeds of approximately $1,507,000 from the refinancing.

In November 2010, the Company also refinanced its $3,569,000 adjustable rate mortgage note payable on its 31-unit apartment building for a new 10-year fixed rate mortgage in the amount of $5,787,000. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020. The Company received net proceeds of approximately $2,078,000 from the refinancing.


Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009

The Company had net income of $10,546,000 for the three months ended December 31, 2010 compared to a net loss of $721,000 for the three months ended December 31, 2009. The change is primarily attributable to the significant income generated from investing activities and the increase in income from hotel operations.

The Company had income from hotel operations of $355,000 for the three months ended December 31, 2010, compared to a loss of $152,000 for the three months ended December 31, 2009. The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2010 and 2009.


For the three months ended December 31,                         2010            2009
---------------------------------------                      ----------      ----------
Hotel revenues:
 Hotel rooms                                                $ 6,701,000     $ 6,474,000
 Food and beverage                                            1,502,000       1,118,000
 Garage                                                         645,000         598,000
 Other                                                          294,000         178,000
                                                             ----------      ----------
  Total hotel revenues                                        9,142,000       8,368,000

Operating expenses, excluding interest, depreciation and
 amortization                                                (6,816,000)     (6,543,000)
                                                             ----------      ----------
Operating income before interest, depreciation and
 amortization                                                 2,326,000       1,825,000
Interest expense                                               (713,000)       (729,000)
Depreciation and amortization expense                        (1,258,000)     (1,248,000)
                                                             ----------      ----------
Income (loss) from hotel operations                         $   355,000     $  (152,000)
                                                             ==========      ==========

For the three months ended December 31, 2010, the Hotel generated operating income of $2,326,000 before interest, depreciation and amortization, on operating revenues of $9,142,000 compared to operating income of $1,825,000 before interest, depreciation and amortization, on operating revenues of $8,368,000 for the three months ended December 31, 2009. The increase in income from Hotel operations is primarily attributable to increases in room, food and beverage, garage and other revenues in the current period, partially offset by an increase in operating expenses due to higher labor costs and increased staffing to improve guest satisfaction.

Room revenues increased by $227,000 for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 and food and beverage revenues increased by $384,000 for the same period. The increase in room revenues was primarily attributable to a significant increase in average daily room rates during the three months ended December 31, 2010 as the Hotel continued to see an increase in higher rated corporate and group business travel, which also resulted in higher in food and beverage revenues. The increase in garage revenues was primarily attributable to increased demand in the area around the Hotel and a modest increase in transient parking rates. The increase in other revenues was primarily attributable group business that either canceled or was less than guaranteed, as well as greater revenues from Internet services.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended December 31, 2010 and 2009.

Three Months Ended         Average           Average
   December 31,           Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2010                   $186              82%              $153
      2009                   $164              86%              $141

The operations of the Hotel continued to experience an increase in the higher rated business and group travel segments as the hospitality industry began to see some recovery. As a result, the Hotel's average daily rate increased by $22 for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. The modest decrease in occupancy of 4% was due to the Hotel being able to reduce the amount of discounted Internet business that it was forced to take in the prior period to maintain occupancy in a very competitive market. As a result, the Hotel was able to achieve a RevPar number that was $12 higher than the prior period.

During the past year we have seen our management team guide our Hotel through a difficult economic period by taking bold steps to reduce expenses and implement innovative strategies in order to improve operations and enhance our competitiveness in the market. As a result, we believe that the Hotel is now well positioned to take advantage of a recovery in the hotel industry. We will continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition. Moving forward, we will also focus on cultivating more international business, especially from China, and capturing a higher percentage of corporate and group travel. During the last quarter, we saw continued improvement in business travel. If that trend in the hotel industry continues, it should translate into an increase in room revenues and profitability.

While operating in a challenging economy, real estate operations remained relatively consistent. The Company had real estate revenues of $3,012,000 for the three months ended December 31, 2010 compared with revenues of $3,077,000 for the three months ended December 31, 2009. Real estate operating expenses were $1,594,000 and $1,499,000 for the comparative periods. Management continues to review and analyze the Company's real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

As of December 31, 2010, the Company had listed for sale its 249-unit apartment building located in Austin, Texas and its 132-unit apartment located in San Antonio, Texas. These properties are classified as held for sale on the Company's condensed consolidated balance sheet with the operations of these properties classified under discontinued operations in the condensed consolidated statements of operations. In January 2011, the Company sold one of its held for sale properties, the 132-unit apartment complex located in San Antonio, Texas for $5,500,000 and received net proceeds of approximately $2,030,000 after the repayment of the related mortgage note payable of approximately $3,218,000. The Company will realize an estimated gain on the sale of real estate of approximately $3,200,000.

The Company had a net gain on marketable securities of $3,703,000 for the three months ended December 31, 2010 compared to a net gain of $182,000 for the three months ended December 31, 2009. For the three months ended December 31, 2010, the Company had a net realized gain of $334,000 and a net unrealized gain of $3,369,000. For the three months ended December 31, 2009, the Company had a net realized gain of $4,000,000 and net unrealized loss of $3,818,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of December 31, 2010, the Company had net other investments of $17,871,000. On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $13,231,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. ("Comstock" - OTCBB: LODE)) for 13,231 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the "A-1 Preferred") of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $1,809,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value. The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $13,231,000. The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently raised $35.7 million
in new capital from other investors in October 2010.   The Company recorded an
unrealized gain of $11,422,000 related to the preferred stock received as part of the debt restructuring. During the three months ended December 31, 2010 and 2009, the Company performed an impairment analysis of its other investments and determined that one of its investments had other than temporary impairment and recorded impairment losses of $310,000 and $917,000, for each respective period.

Dividend and interest income increased to $472,000 for the quarter ended December 31, 2010 from $55,000 for the quarter ended December 31, 2009 primarily as the result of receiving a dividend of $348,000 from Comstock during the most recent quarter.

The provision for income tax (expense)benefit as a percentage of the income before taxes was lower for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 primarily due to higher income from Santa Fe during the current period. Consistent with the comparable period, Santa Fe did not record a tax provision related the income as the result of history of net losses.


Six Months Ended December 31, 2010 Compared to the Six Months Ended December 31, 2009

The Company had net income of $10,622,000 for the six months ended December 31, 2010 compared to a net loss of $2,048,000 for the six months ended December 31, 2009. The change is primarily attributable to the significant income generated from investing activities and the increase in income from hotel operations.

The Company had income from hotel operations of $573,000 for the six months ended December 31, 2010, compared to a loss of $392,000 for the six months ended December 31, 2009. The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2010 and 2009.


For the six months ended December 31,                           2010            2009
--------------------------------------                       ----------      ----------
Hotel revenues:
 Hotel rooms                                                $ 14,216,000     $ 13,206,000
 Food and beverage                                             2,683,000        2,069,000
 Garage                                                        1,281,000        1,266,000
 Other                                                           488,000          357,000
                                                             -----------      -----------
  Total hotel revenues                                        18,668,000       16,898,000

Operating expenses, excluding interest, depreciation and
 amortization                                                (14,133,000)     (13,419,000)
                                                             -----------      -----------
Operating income before interest, depreciation and
 amortization                                                  4,535,000        3,479,000
Interest expense                                              (1,416,000)      (1,442,000)
Depreciation and amortization expense                         (2,546,000)      (2,429,000)
                                                             -----------      -----------
Income (loss) from hotel operations                         $    573,000     $   (392,000)
                                                             ===========      ===========

For the six months ended December 31, 2010, the Hotel generated operating income of $4,535,000 before interest, depreciation and amortization, on operating revenues of $18,668,000 compared to operating income of $3,479,000 before interest, depreciation and amortization, on operating revenues of $16,898,000 for the six months ended December 31, 2009. The increase in income from Hotel operations is primarily attributable to increases in room, food and beverage, and other revenues in the current period, partially offset by an increase in operating expenses due to higher labor costs and increased staffing to improve guest satisfaction.

Room revenues increased by $1,010,000 for the six months ended December 31, 2010 compared to the six months ended December 31, 2009 and food and beverage revenues increased by $614,000 for the same period. The increase in room revenues was primarily attributable to a significant increase in average daily room rates during the six months ended December 31, 2010 as the Hotel began to see an increase in higher rated corporate and group business travel, which also resulted in higher in food and beverage revenues. The increase in other revenues was primarily attributable group business in the last three months that either canceled or was less than guaranteed, as well as greater revenues from Internet services.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the six months ended December 31, 2010 and 2009.

Six Months Ended           Average           Average
   December 31,           Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2010                   $188              85%              $161
      2009                   $160              88%              $143

The operations of the Hotel continued to experience an increase in the higher rated business and group travel segments as the hospitality industry began to see some recovery. As a result, the Hotel's average daily rate increased significantly by $28 for the six months ended December 31, 2010 compared to the six months ended December 31, 2009. The modest decrease in occupancy of 3% was due to the Hotel being able to reduce the amount of discounted Internet business that it was forced to take in the prior period to maintain occupancy in a very competitive market. As a result, the Hotel was able to achieve a RevPar number that was $18 higher than the prior six month period.

During the past year we have seen our management team guide our Hotel through a difficult economic period by taking bold steps to reduce expenses and implement innovative strategies in order to improve operations and enhance our competitiveness in the market. As a result, we believe that the Hotel is now well positioned to take advantage of a recovery in the hotel industry. We will continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition. Moving forward, we will also focus on cultivating more international business, especially from China, and capturing a higher percentage of corporate and group travel. During the last six months, we have seen continued improvement in business travel. If that trend in the hotel industry continues, it should translate into an increase in room revenues and profitability.

While operating in a challenging economy, real estate operations remained relatively consistent. The Company had real estate revenues of $6,102,000 for the six months ended December 31, 2010 compared with revenues of $6,122,000 for the six months ended December 31, 2009. Real estate operating expenses were $3,162,000 and $3,158,000 for the comparative periods. Management continues to review and analyze the Company's real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

As of December 31, 2010, the Company had listed for sale its 249-unit apartment building located in Austin, Texas and its 132-unit apartment located in San Antonio, Texas. These properties are classified as held for sale on the Company's condensed consolidated balance sheet with the operations of these properties classified under discontinued operations in the condensed consolidated statements of operations. In January 2011, the Company sold one of its held for sale properties, the 132-unit apartment complex located in San Antonio, Texas for $5,500,000 and received net proceeds of approximately $2,030,000 after the repayment of the related mortgage note payable of approximately $3,218,000. The Company will realize an estimated gain on the sale of real estate of approximately $3,200,000.

The Company had a net gain on marketable securities of $4,056,000 for the six months ended December 31, 2010 compared to a net loss on marketable securities of $1,140,000 for the six months ended December 31, 2009. For the six months ended December 31, 2010, the Company had a net realized gain of $220,000 and a net unrealized gain of $3,836,000. For the six months ended December 31, 2009, the Company had a net realized gain of $4,148,000 and a net unrealized loss of $5,288,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of December 31, 2010, the Company had net other investments of $17,871,000. On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $13,231,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. ("Comstock" - OTCBB: LODE)) for 13,231 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the "A-1 Preferred") of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $1,809,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value. The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $13,231,000. The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently raised $35.7 million
in new capital from other investors in October 2010.   The Company recorded an
unrealized gain of $11,422,000 related to the preferred stock received as part of the debt restructuring. During the six months ended December 31, 2010 and 2009, the Company performed an impairment analysis of its other investments and determined that one of its investments had other than temporary impairment and recorded impairment losses of $540,000 and $917,000, for each respective period.

Dividend and interest income increased to $611,000 for the six months ended December 31, 2010 from $132,000 for the six months ended December 31, 2009 primarily as the result of receiving a dividend of $348,000 from Comstock during the most recent period.

Margin interest and trading expenses decreased to $627,000 for the six months ended December 31, 2009 from $728,000 for the six months ended December 31, 2009 primarily as the result of the decrease in margin interest expense related to the decrease in the use of margin.

The provision for income tax (expense)benefit as a percentage of the income before taxes was lower for the six months ended December 31, 2010 as compared to the six months ended December 31, 2009 primarily due to significantly higher income from Santa Fe during the current period. Consistent with the comparable period, Santa Fe did not record a tax provision related the income as the result of history of net losses.


MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company's investment portfolio is diversified with 78 different equity positions. The portfolio contains three individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 19.5% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of December 31, 2010 and June 30, 2010, the Company had investments in marketable equity securities of $21,846,000 and $7,712,000, respectively. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of December 31, 2010 and June 30, 2010.

   As of December 31, 2010
                                                              % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
   --------------                      ------------           ----------
   Basic materials                     $  5,005,000               22.9%
   REITs                                  3,240,000               14.8%
   Investment funds                       3,012,000               13.8%
   Financial services                     2,986,000               13.7%
   Services                               2,194,000               10.0%
   Other                                  5,409,000               24.8%
                                       ------------           ----------
                                       $ 21,846,000              100.0%
                                       ============           ==========

   June 30, 2010                                              % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
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

For the three months ended December 31,        2010                   2009
                                          --------------        --------------
Net gain on marketable securities         $    3,703,000        $      182,000
Net unrealized gain on other investments      11,822,000               226,000
Impairment loss on other investments            (310,000)             (917,000)
Dividend & interest income                       472,000                55,000
Margin interest expense                          (93,000)             (129,000)
Trading and management expenses                 (231,000)             (223,000)
                                           -------------         -------------
                                           $  15,363,000        $     (806,000)
                                           =============         =============

For the six months ended December 31,          2010                   2009
                                          --------------        --------------
Net gain(loss) on marketable securities   $    4,056,000        $   (1,140,000)
Net unrealized gain on other investments      11,863,000               226,000
Impairment loss on other investments            (540,000)             (917,000)
Dividend & interest income                       611,000               132,000
Margin interest expense                         (168,000)             (265,000)
Trading and management expenses                 (459,000)             (463,000)
                                           -------------         -------------
                                           $  15,363,000        $   (2,427,000)
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

The Hotel started to generate cash flows from its operations in June 2006. For the fiscal year ended June 30, 2009, Justice paid a total of $850,000 in limited partnership distributions, of which the Company received $425,000. The fiscal 2009 distributions were paid in September 2008, after which the San Francisco hotel market began to feel the full impact of the significant downturn in domestic and international economies that continued throughout fiscal 2009 and 2010. As a result, no Partnership distributions were paid in fiscal 2010. Since only a modest improvement in economic conditions is expected in the lodging industry in calendar 2011, no limited partnership distributions are anticipated in fiscal 2011. The general partners will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. During the six months ended December 31, 2010 and 2009, the Company received management fees from Justice Investors totaling $172,000 and $151,000, respectively.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $27,453,000 as of December 31, 2010.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,137,000 as of December 31, 2010.

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

The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification includes financial covenants written to reflect financial conditions that all hotels are facing. The covenants include specific financial ratios and a return to minimum profitability by June 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of December 31, 2010. As of December 31, 2010 the outstanding balance was $2,382,000.

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

In November 2010, the Company refinanced its $1,641,000 adjustable rate mortgage note payable on its 27-unit apartment building for a new 10-year fixed rate mortgage in the amount of $3,260,000. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020. The Company received net proceeds of approximately $1,507,000 from the refinancing.

In November 2010, the Company also refinanced its $3,569,000 adjustable rate mortgage note payable on its 31-unit apartment building for a new 10-year fixed rate mortgage in the amount of $5,787,000. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020. The Company received net proceeds of approximately $2,078,000 from the refinancing.

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


MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company's material financial obligations and related interest.


                                    Total        Year 1       Year 2       Year 3        Year 4      Year 5      Thereafter
                                ------------   ----------   ----------   ----------   -----------   ----------   -----------
Mortgage notes payable          $119,003,000   $1,204,000  $ 5,608,000  $34,173,000   $ 3,386,000   $1,817,000   $72,815,000
Other notes payable                3,593,000      784,000      651,000      569,000     1,557,000       32,000             -
Operating leases                     557,000       45,000       93,000       87,000       107,000      111,000       114,000
Interest                          34,923,000    3,369,000    6,475,000    5,962,000     4,358,000    3,969,000    10,790,000
                                 -----------    ---------   ----------   ----------    ----------    ---------    ----------
Total                           $158,076,000   $5,402,000  $12,827,000  $40,791,000   $ 9,408,000   $5,929,000   $83,719,000
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



                                PART II
                           OTHER INFORMATION

Item 6.  Exhibits.

(a) Exhibits

    10.1 Amended and Restated Agreement of Limited Partnership of Justice Investors, effective November 30, 2010.

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


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: February 11, 2011               by      /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: February 11, 2011               by      /s/ David Nguyen
                                              ------------------------------
                                              David Nguyen, Treasurer
                                              and Controller
                                             (Principal Financial Officer)