Form 10-Q
period 2011-03-31
INTERGROUP CORP
filed 2011-05-12
CIK 69422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-Q

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of issuer's Common Stock, as of May 9, 2011, was 2,395,344.

                                   INDEX
                          THE INTERGROUP CORPORATION



PART  I.  FINANCIAL INFORMATION                                       PAGE

Item 1.  Condensed Consolidated Financial Statements:

  Condensed Consolidated Balance Sheets
   As of March 31, 2011(Unaudited) and June 30, 2010                    3

  Condensed Consolidated Statements of Operations(Unaudited)
   For the Three Months ended March 31, 2011 and 2010                   4

  Condensed Consolidated Statements of Operations(Unaudited)
   For the Nine Months ended March 31, 2011 and 2010                    5

  Condensed Consolidated Statements of Cash Flows(Unaudited)
   For the Nine months ended March 31, 2011 and 2010                    6

  Notes to Condensed Consolidated Financial Statements (Unaudited)      7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          19

Item 4. Controls and Procedures                                        30


PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    31

Item 6. Exhibits                                                       32


SIGNATURES                                                             32

                              PART I
                       FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements


                                THE INTERGROUP CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  March 31, 2011     June 30, 2010
                                                                   (Unaudited)
                                                                 --------------      -------------
Assets:
  Investment in hotel, net                                         $ 40,378,000       $ 41,961,000
  Investment in real estate, net                                     60,669,000         61,184,000
  Properties held for sale                                            5,316,000          7,193,000
  Investment in marketable securities                                21,344,000          7,712,000
  Other investments, net                                             17,760,000          6,651,000
  Cash and cash equivalents                                           1,594,000          1,140,000
  Restricted cash                                                     1,693,000          1,641,000
  Other assets, net                                                   6,709,000          4,645,000
                                                                    -----------        -----------
    Total assets                                                   $155,463,000       $132,127,000
                                                                    ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)

Liabilities:
  Accounts payable and other liabilities                           $  9,916,000       $ 10,473,000
  Due to securities broker                                           10,047,000          2,235,000
  Obligations for securities sold                                       239,000          1,698,000
  Other notes payable                                                 3,181,000          3,688,000
  Mortgage notes payable - hotel                                     45,386,000         45,990,000
  Mortgage notes payable - real estate                               64,218,000         59,842,000
  Mortgage notes payable - property held for sale                     7,082,000         10,450,000
  Deferred income taxes                                               7,281,000          1,135,000
                                                                    -----------        -----------
    Total liabilities                                               147,350,000        135,511,000
                                                                    -----------        -----------

Commitments and contingencies:

Shareholders' equity(deficit):
  Preferred stock, $.01 par value, 100,000 shares
   authorized; none issued                                                    -                  -
  Common stock, $.01 par value, 4,000,000 shares authorized;
   3,319,172 and 3,290,872 issued; 2,395,344 and 2,401,884
   outstanding, respectively                                             33,000             33,000
  Additional paid-in capital                                          9,290,000          9,109,000
  Retained earnings                                                  14,418,000          4,190,000
  Treasury stock, at cost, 923,828 and 888,988 shares               (10,300,000)        (9,564,000)
                                                                    -----------        -----------
  Total InterGroup shareholders' equity                              13,441,000          3,768,000
  Noncontrolling interest(deficit)                                   (5,328,000)        (7,152,000)
                                                                    -----------        -----------
Total shareholders' equity(deficit)                                   8,113,000         (3,384,000)
                                                                    -----------        -----------
Total liabilities and shareholders' equity(deficit)                $155,463,000       $132,127,000
                                                                    ===========        ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                           THE INTERGROUP CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the three months ended March 31,                        2011           2010
                                                         -----------    -----------
Revenues:
 Hotel                                                  $  8,187,000   $  7,456,000
 Real estate                                               3,224,000      3,104,000
                                                         -----------    -----------
Total revenues                                            11,411,000     10,560,000
                                                         -----------    -----------
Costs and operating expenses:
 Hotel operations                                         (7,113,000)    (6,670,000)
 Real estate operations                                   (1,664,000)    (1,462,000)
 Depreciation and amortization                            (1,027,000)    (1,742,000)
 General and administrative                                 (508,000)      (493,000)
                                                         -----------    -----------
Total costs and operating expenses                       (10,312,000)   (10,367,000)
                                                         -----------    -----------
Income from operations                                     1,099,000        193,000
                                                         -----------    -----------
Other income(expense):
 Mortgage interest expense                                (1,475,000)    (1,508,000)
 Net gain on marketable securities                            50,000        481,000
 Net unrealized loss on other investments                   (147,000)       (69,000)
 Impairment loss on other investments                              -       (231,000)
 Dividend and interest income                                178,000        116,000
 Trading and margin interest expense                        (488,000)      (306,000)
                                                         -----------    -----------
Total other expense, net                                  (1,882,000)    (1,517,000)
                                                         -----------    -----------

Loss from continuing operations before income taxes         (783,000)    (1,324,000)
Income tax benefit                                           197,000        290,000
                                                         -----------    -----------
Loss from continuing operations                             (586,000)    (1,034,000)
                                                         -----------    -----------

Discontinued operations:
  Income from discontinued operations                         38,000         65,000
  Gain on the sale of real estate                          3,290,000              -
  Provision for income tax expense                        (1,312,000)       (29,000)
                                                         -----------    -----------
Income from discontinued operations                        2,016,000         36,000
                                                         -----------    -----------
Net income(loss)                                           1,430,000       (998,000)
 Loss attributable to the noncontrolling interest            187,000        772,000
                                                         -----------    -----------
Net income(loss) attributable to InterGroup              $ 1,617,000    $  (226,000)
                                                         ===========    ===========

Net loss per share from continuing operations
  Basic and diluted                                      $    (0.24)   $     (0.43)

Net income per share from discontinued operations
  Basic and diluted                                      $     0.83    $      0.02

Net income(loss) per share attributable to InterGroup
  Basic and diluted                                      $     0.67    $     (0.10)

Weighted average shares outstanding:
  Basic and diluted                                        2,415,603      2,377,975


The accompanying notes are an integral part of these condensed consolidated financial statements.


                           THE INTERGROUP CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the nine months ended March 31,                         2011           2010
                                                         -----------    -----------
Revenues:
 Hotel                                                  $ 26,855,000   $ 24,354,000
 Real estate                                               9,326,000      9,226,000
                                                         -----------    -----------
Total revenues                                            36,181,000     33,580,000
                                                         -----------    -----------
Costs and operating expenses:
 Hotel operations                                        (21,246,000)   (20,089,000)
 Real estate operations                                   (4,826,000)    (4,620,000)
 Depreciation and amortization                            (4,524,000)    (5,138,000)
 General and administrative                               (1,380,000)    (1,209,000)
                                                         -----------    -----------
Total costs and operating expenses                       (31,976,000)   (31,056,000)
                                                         -----------    -----------
Income from operations                                     4,205,000      2,524,000
                                                         -----------    -----------
Other income(expense):
 Mortgage interest expense                                (4,479,000)    (4,584,000)
 Net gain(loss) on marketable securities                   4,106,000       (659,000)
 Net unrealized income on other investments               11,716,000        157,000
 Impairment loss on other investments                       (540,000)    (1,148,000)
 Dividend and interest income                                789,000        248,000
 Trading and margin interest expense                      (1,115,000)    (1,034,000)
                                                         -----------    -----------
Total other income(expense), net                          10,477,000     (7,020,000)
                                                         -----------    -----------

Income(loss) from continuing operations
  before income taxes                                     14,682,000     (4,496,000)
Income tax (expense)benefit                               (4,758,000)     1,327,000
                                                         -----------    -----------
Income(loss) from continuing operations                    9,924,000     (3,169,000)
                                                         -----------    -----------

Discontinued operations:
  Income from discontinued operations                        226,000        212,000
  Gain on the sale of real estate                          3,290,000              -
  Provision for income tax expense                        (1,388,000)       (89,000)
                                                         -----------    -----------
Income from discontinued operations                        2,128,000        123,000
                                                         -----------    -----------
Net income(loss)                                          12,052,000     (3,046,000)
(Income)loss attributable to the
 noncontrolling interest                                  (1,824,000)     1,410,000
                                                         -----------    -----------
Net income(loss) attributable to InterGroup              $10,228,000    $(1,636,000)
                                                         ===========    ===========

Net income(loss) per share from continuing operations
  Basic                                                  $     4.11    $     (1.34)
  Diluted                                                $     3.96    $     (1.34)

Net income per share from discontinued operations
  Basic                                                  $     0.88    $      0.05
  Diluted                                                $     0.85    $      0.05

Net income(loss) per share attributable to InterGroup
  Basic                                                  $     4.23    $     (0.69)
  Diluted                                                $     4.08    $     (0.69)


Weighted average shares outstanding:
  Basic                                                    2,416,740      2,368,528
  Diluted                                                  2,508,999      2,368,528


The accompanying notes are an integral part of these condensed consolidated financial statements.


                         THE INTERGROUP CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

For the nine months ended March 31,                       2011          2010
                                                      -----------    -----------
Cash flows from operating activities:
  Net income(loss)                                    $12,052,000    $(3,046,000)
  Adjustments to reconcile net income(loss) to
   cash (used in)provided by operating activities:
    Gain on the sale of real estate                    (3,290,000)             -
    Depreciation and amortization                       4,524,000      5,138,000
    Net unrealized (gain)loss on marketable securities (3,804,000)     4,439,000
    Impairment loss on other investments                  540,000      1,148,000
    Net unrealized gain on other investments          (11,716,000)      (157,000)
    Stock compensation expense                            181,000         78,000
    Changes in assets and liabilities:
      Investment in marketable securities              (9,828,000)    (2,347,000)
      Other assets                                     (2,151,000)       (65,000)
      Accounts payable and other liabilities             (558,000)       591,000
      Due to securities broker                          7,812,000        942,000
      Obligation for securities sold                   (1,459,000)      (450,000)
      Deferred tax liability                            6,146,000     (1,237,000)
                                                      -----------    -----------
  Net cash (used in)provided by operating activities   (1,551,000)     5,034,000
                                                      -----------    -----------
Cash flows from investing activities:
  Net proceeds from the sale of real estate             5,291,000              -
  Investment in hotel                                  (1,427,000)    (1,255,000)
  Investment in real estate                            (1,035,000)      (252,000)
  Other investments                                        67,000     (1,350,000)
  Restricted cash                                         (52,000)       321,000
                                                      -----------    -----------
  Net cash provided by(used in) investing activities    2,844,000     (2,536,000)
                                                      -----------    -----------
Cash flows from financing activities:
  Borrowings from mortgage notes payable               12,167,000              -
  Payments on mortgage notes payable                  (11,763,000)    (1,638,000)
  Payments on other notes payable                        (507,000)      (585,000)
  Proceeds from line of credit                                  -        689,000
  Purchase of treasury stock                             (736,000)             -
                                                      -----------    -----------
  Net cash used in financing activities                  (839,000)    (1,534,000)
                                                      -----------    -----------

Net increase in cash and cash equivalents                 454,000        964,000
Cash and cash equivalents at beginning of period        1,140,000      1,024,000
                                                      -----------    -----------
Cash and cash equivalents at end of period           $  1,594,000   $  1,988,000
                                                      ===========    ===========

Supplemental information:

Interest paid                                        $  5,250,000   $  5,030,000
                                                      ===========    ===========

Assets acquired through capital lease                $          -   $    700,000
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

The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2011.

As of March 31, 2011, the Company had the power to vote 80.3% of the voting shares of Santa Fe Financial Corporation ("Santa Fe"), a public company (OTCBB:
SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company's Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

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

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, "Improving Disclosures About Fair Value Measurements." Effective January 1, 2010, ASU 2010-06 requires the separate disclosure of significant transfers into and out of the Level 1 and Level 2 categories and the reasons for such transfers, and also requires fair value measurement disclosures for each class of assets and liabilities as well as disclosures about valuation techniques and inputs used for recurring and nonrecurring Level 2 and Level 3 fair value measurements. Effective in fiscal years beginning after March 31, 2011, ASU 2010-06 also requires Level 3 disclosure of purchases, sales, issuances and settlements activity on a gross rather than a net basis. These amendments resulted in additional disclosures in the Company's condensed consolidated financial statements.

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

Properties Held for Sale - Discontinued Operations

Properties are classified as held for sale when management commits to a plan to sell the asset, the asset is available for immediate sale, an active program to locate a buyer has been initiated, the sale of the asset is probable, the sale of the asset is actively marketed and it is unlikely that significant changes to the sale plan will be made or withdrawn. As of March 31, 2011, the Company on property classified as held for sale in accordance with ASC Topic 205-20 Presentation of Financial Statements - Discontinued Operations, which requires that depreciation on these properties be stopped.

During the three and nine months ended March 31, 2010, three properties were classified as held for sale. However, subsequently, one of the properties was no longer considered held for sale. Accordingly, the operations of this property for the three and nine months ended March 31, 2010 was reclassified from discontinued operations to continuing operations to conform to current quarter presentation.

Under the provisions of the provisions of ASC Topic 205-20, for properties disposed of during the year or for properties for which the Company actively markets for sale at a price that is reasonable in relation to its market value, the properties are required to be classified as held for sale on the balance sheet and accounted for under discontinued operations in the statement of operations. The revenues and expenses from the operation of these properties have been reclassified from continuing operations for the three and nine months ended March 31, 2011 and 2010 and reported as income from discontinued operations in the consolidated statements of operations.

Earnings Per Share

Basic income(loss) per share is computed by dividing net income(loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income(loss) per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options and restricted stock units. For the three and nine months ended March 31, 2011, the Company had a total of 100,952 and 92,260, stock options and restricted stock units, respectively, that were considered potential dilutive common shares. For the three and nine months ended March 31, 2010, there were no potentially dilutive common shares as the Company had a net loss from continuing operations.


NOTE 2 - INVESTMENT IN HOTEL, NET

Hotel property and equipment consisted of the following:

                                             Accumulated        Net Book
As of March 31, 2011          Cost           Depreciation         Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     19,470,000        (16,809,000)       2,661,000
Building and improvements   55,087,000        (20,108,000)      34,979,000
                          ------------       ------------     ------------
                          $ 77,295,000       $(36,917,000)    $ 40,378,000
                          ============       ============     ============

June 30, 2010                                Accumulated       Net Book
                               Cost          Depreciation        Value
                          ------------       ------------     ------------
Land                      $  2,738,000       $          -     $  2,738,000
Furniture and equipment     18,393,000        (14,710,000)       3,683,000
Building and improvements   54,782,000        (19,242,000)      35,540,000
                          ------------       ------------     ------------
                          $ 75,913,000       $(33,952,000)    $ 41,961,000
                          ============       ============     ============

NOTE 3 - INVESTMENT IN REAL ESTATE, NET

Investment in real estate included the following:

                                         March 31, 2011         June 30, 2010
                                        ---------------         -------------

  Land                                    $  24,735,000          $ 24,735,000
  Buildings, improvements and equipment      61,668,000            60,758,000
  Accumulated depreciation                  (25,734,000)          (24,309,000)
                                             ----------            ----------
                                          $  60,669,000          $ 61,184,000
                                             ==========            ==========

In February 2011, the Company refinanced its $715,000 adjustable rate mortgage note payable on its 9-unit apartment building located in Los Angeles, California for a new 10-year fixed rate mortgage in the amount of $1,265,000. The interest rate on the new loan is fixed at 5.89% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in March 2021. The Company received net proceeds of approximately $367,000 from the refinancing.

In February 2011, the Company refinanced its $958,000 adjustable rate mortgage note payable on its 14-unit apartment building located in Los Angeles, California for a new 10-year fixed rate mortgage in the amount of $1,855,000. The interest rate on the new loan is fixed at 5.89% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in March 2021. The Company received net proceeds of approximately $687,000 from the refinancing.

In November 2010, the Company refinanced its $1,641,000 adjustable rate mortgage note payable on its 27-unit apartment building located in Los Angeles, California for a new 10-year fixed rate mortgage in the amount of $3,260,000. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020. The Company received net proceeds of approximately $1,507,000 from the refinancing.

In November 2010, the Company also refinanced its $3,569,000 adjustable rate mortgage note payable on its 31-unit apartment building located in Los Angeles, California for a new 10-year fixed rate mortgage in the amount of $5,787,000. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020. The Company received net proceeds of approximately $2,078,000 from the refinancing.


NOTE 4 - PROPERTY HELD FOR SALE AND DISCONTINUED OPERATIONS

As of March 31, 2011, the Company had one property located in Austin, Texas that was classified as held for sale. Previously, the Company had two properties listed for sale, one of which was sold during the current quarter.

In January 2011, the Company sold its 132-unit apartment complex located in San Antonio, Texas for $5,500,000 and recognized a gain on the sale of real estate of $3,290,000. The Company received net proceeds of $2,030,000 after selling costs and the pay-off of the related outstanding mortgage note payable of $3,215,000. The proceeds were placed with a third party accommodator (included as part of other assets) for the purpose of executing a Section 1031 tax-deferred exchange for another property. In April 2011, the Company purchased a 9-unit beachside apartment complex located in Marina Del Rey, California for

$4,000,000 to effectuate that exchange. As part of the purchase, the Company obtained a 10-year mortgage note payable in the amount of $1,487,000. The interest rate on the loan is fixed at 5.60% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in May 2021.

The gain on the sale of real estate and the revenues and expenses from the operation of the property that was sold and the property that is currently classified as held for sale are reported as income from discontinued operations in the condensed consolidated statements of operations for the respective periods.

The revenues and expenses from the operation of these two properties during the three and nine months ended March 31, 2011 and 2010, are summarized as follows:

For the three months ended March 31,         2011              2010
                                          ----------        ----------
      Revenues                            $  471,000       $   616,000
      Expenses                              (433,000)         (551,000)
                                          ----------        ----------
       Income                             $   38,000       $    65,000
                                          ==========        ==========

For the nine months ended March 31,          2011              2010
                                          ----------        ----------
      Revenues                            $1,716,000       $ 1,825,000
      Expenses                            (1,490,000)       (1,613,000)
                                          ----------        ----------
       Income                             $  226,000       $   212,000
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

At March 31, 2011 and June 30, 2010, all of the Company's marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:


As of March 31, 2011
                               Gross         Gross            Net             Fair
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $16,425,000    $ 6,269,000     ($1,350,000)      $ 4,919,000    $21,344,000

As of June 30, 2010
                               Gross         Gross            Net             Fair
Investment   Cost        Unrealized Gain Unrealized Loss  Unrealized Gain     Value
---------- -----------   --------------- ---------------  ---------------  ------------
Corporate
Equities   $ 6,311,000    $ 2,273,000     ($872,000)        $ 1,401,000    $ 7,712,000


As of March 31, 2011 and June 30, 2010, the Company had unrealized losses of $878,000 and $679,000, respectively, related to securities held for over one year.

Net gain(loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains(losses). Below is the composition of the net gain(loss) for the three and nine months ended March 31, 2011 and 2010, respectively.


For the three months ended March 31,                   2011             2010
                                                   -----------      -----------
Realized gain(loss) on marketable securities       $    83,000      $  (368,000)
Unrealized (loss)gain on marketable securities         (33,000)         849,000
                                                   -----------      -----------
Net gain on marketable securities                  $    50,000      $   481,000
                                                   ===========      ===========

For the nine months ended March 31,                    2011             2010
                                                   -----------      -----------
Realized gain on marketable securities             $   302,000      $ 3,780,000
Unrealized gain(loss) on marketable securities       3,804,000       (4,439,000)
                                                   -----------      -----------
Net gain(loss) on marketable securities            $ 4,106,000      $  (659,000)
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

As of March 31, 2011 and June 30, 2010, the Company's other investments, net, is comprised of the following:

            Type                          March 31, 2011     June 30, 2010
   ---------------------------         -----------------  ----------------
   Preferred stock - Comstock          $      13,231,000  $              -
   Private equity hedge fund                   3,172,000         3,712,000
   Corporate debt & equity instruments           569,000         2,358,000
   Warrants - at fair value                      788,000           581,000
                                       -----------------  ----------------
                                       $      17,760,000  $      6,651,000
                                       =================  ================

On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $13,231,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. ("Comstock" - OTCBB:
LODE)) for 13,231 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the "A-1 Preferred") of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $1,809,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value. The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $13,231,000. The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently
raised $35.7 million in new capital from other investors in October 2010.   The
Company recorded an unrealized gain of $11,422,000 related to the preferred stock received as part of the debt restructuring. This unrealized gain is included in the net unrealized gain on other investments in the Company's condensed consolidated statements of operations for the nine months ended March 31, 2011.

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

As of March 31, 2011, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $400,000 and a fair market value of $788,000. During the three and nine months ended March 31, 2011, the Company had an unrealized gain(loss) of ($147,000) and $294,000, respectively, related to these warrants.


NOTE 7 - ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities include trade payables, advance deposits and other liabilities.

As of March 31, 2011, included in the total accounts payable and other liabilities balance of $9,916,000 is $7,460,000 of accounts payable and other liabilities related to Justice Investors and its hotel operations. As of June 30, 2010, included in the total accounts payable and other liabilities balance of $10,473,000 is $7,417,000 of accounts payable and other liabilities related to Justice Investors and its hotel operations.

NOTE  8 - FAIR VALUE MEASUREMENTS

The carrying values of the Company's non-financial instruments approximate fair value due to their short maturities(i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker, and obligations for securities sold) or the nature and terms of the obligation(i.e., other notes payable and mortgage note payable).

The assets measured at fair value on a recurring basis as of March 31, 2011 are as follows:


Assets:                                 Level 1      Level 2        Level 3      March 31, 2011
-----------                            ---------    ---------      ---------       --------------
Cash                                 $ 1,594,000    $       -      $       -        $ 1,594,000
                                       ---------                                     ----------
Restricted cash                        1,693,000            -              -          1,693,000
                                       ---------                                     ----------
Other investments - warrants                   -      788,000              -            788,000
                                                     --------                        ----------
Investment in marketable securities
  Basic material                       5,220,000                                      5,220,000
  REITs                                3,549,000                                      3,549,000
  Investment funds                     3,932,000                                      3,932,000
  Services                             2,963,000                                      2,963,000
  Financial services                   1,562,000                                      1,562,000
  Other                                4,118,000                                      4,118,000
                                      ----------                                     ----------
                                      21,344,000                                     21,344,000
                                      ----------     --------       --------         ----------
                                     $24,631,000    $ 788,000      $       -        $25,419,000
                                      ==========     ========       ========         ==========

The assets measured at fair value on a recurring basis as of June 30, 2010 are as follows:


Assets:                                 Level 1      Level 2        Level 3        June 30, 2010
-----------                            ---------    ---------      ---------       --------------
Cash                                 $ 1,140,000    $       -      $       -        $ 1,140,000
                                       ---------                                     ----------
Restricted cash                        1,641,000            -              -          1,641,000
                                       ---------                                     ----------
Other investments - warrants                   -      581,000              -            581,000
                                                     --------                        ----------
Investment in marketable securities
  Investment funds                     3,271,000                                      3,271,000
  REITs                                1,946,000                                      1,946,000
  Healthcare                             668,000                                        668,000
  Financial services                     551,000                                        551,000
  Other                                1,276,000                                      1,276,000
                                      ----------                                     ----------
                                       7,712,000                                      7,712,000
                                      ----------     --------       --------         ----------
                                     $10,493,000    $ 581,000      $       -        $11,074,000
                                      ==========     ========       ========         ==========

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date. The fair value of the warrants was determined based upon a Black-Scholes option valuation model.

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above include "Other investments in non-marketable securities," that were initially measured at cost and have been written down to fair value as a result of impairment or adjusted to record the fair value of new instruments received(i.e., preferred shares) in exchange for old instruments(i.e., debt instruments). The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis are as follows:

                                                                                            Net gain for the
                                                                                            nine months ended
Assets:                            Level 1   Level 2      Level 3      March 31, 2011        March 31, 2011
-----------                        -------   -------     ---------   ------------------     ------------------
Other non-marketable investments   $     -   $     -     $16,972,000      $16,972,000         $10,882,000

                                                                                              Loss for the
                                                                                            nine months ended
Assets:                            Level 1   Level 2      Level 3      June 30, 2010          March 31, 2010
-----------                        -------   -------     ---------   ------------------     ------------------
Other non-marketable investments   $     -   $     -     $6,070,000       $6,070,000          $(1,148,000)


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


NOTE 9 - STOCK BASED COMPENSATION PLANS

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

During the nine months ended March 31, 2011, the Company recorded stock option compensation cost of $109,000 related to issuance of stock options. As of March 31, 2011, there was a total of $157,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average of 5 years.

The fair value of options is measured by applying the Black-Scholes model on grant date.

Expected volatility                         51.6%
Expected term                             7 years
Expected dividend yield                        0%
Risk-free interest rate                     2.36%

The following table summarizes the stock options outstanding as of March 31, 2011 and June 30, 2010:

                                                                                           Aggregate
                                      Number of       Weighted-average  Weighted Average   Intrinsic
                                       Shares          Exercise Price    Remaining Life      Value
                                      ----------       ---------------  ----------------   ---------
Outstanding at June 30, 2009           102,000                $12.47       3.15 years     $   52,000
Granted                                105,000                 10.30
Exercised                               (3,000)                12.00
Forfeited                                    -                     -
Exchanged                              (12,000)                12.00
                                      ----------       ---------------
Outstanding at June 30, 2010           192,000                $11.32       6.44 years     $  790,000
Granted                                      -                     -
Exercised                                    -                     -
Forfeited                                    -                     -
Exchanged                              (15,000)                13.17
                                      ----------       ---------------
Outstanding at March 31, 2011          177,000                $11.16       6.18 years     $1,784,000
                                      ==========       ===============  ================   =========


Exercisable at March 31, 2011           94,500                $11.91       3.78 years     $  881,000
                                      ==========       ===============  ================   =========

Estimated number of options vested
 and expected to vest at
 March 31, 2011                        124,500                $11.52       5.02 years     $1,210,000
                                      ==========       ===============  ================   =========

The table below summarizes the RSUs granted and outstanding.

                                                             Weighted Average
                                                                Grant Date
                                           Number of RSUs       Fair Value
                                           --------------    ----------------
RSUs outstanding as of June 30, 2009               95,215         $12.46
Granted                                             2,564         $15.26
Converted to common stock                         (65,215)        $ 8.42
                                           --------------    ----------------
RSUs outstanding as of June 30, 2010               32,564         $12.89
Granted                                                 -              -
Converted to common stock                         (17,564)        $13.07
                                           --------------    ----------------
RSUs outstanding as of March 31, 2011              15,000         $12.69
                                           ==============    ================

On July 1 of every year, as part of the Stock Compensation Plan for Non-employee Directors, each non-employee director received an automatic grant of a number of shares of Company's Common Stock equal in value to $18,000 ($72,000 total recorded as stock compensation expense) based on 100% of the fair market value of the Company's stock on the day of grant. During the nine months ended, March 31, 2011 and 2010, the four non-employee directors of the Company received a total grant of 4,716 and 6,004 shares of common stock.

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

Information below represents reported segments for the three and nine months ended March 31, 2011 and 2010. Operating income(loss) from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income for investment transactions consist of net investment gain(loss) and dividend and interest income.


As of and for the
Three months ended              Hotel      Real Estate   Investment                                 Discontinued
March 31, 2011               Operations    Operations   Transactions      Other       Subtotal       Operations       Total
                             -----------   -----------  ------------   -----------   ------------   ------------   ------------
Revenues                     $ 8,187,000   $ 3,224,000   $         -   $         -   $ 11,411,000   $    471,000   $ 11,882,000
Operating expenses            (7,664,000)   (2,140,000)            -      (508,000)   (10,312,000)      (304,000)   (10,616,000)
                             -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)from operations      523,000     1,084,000             -      (508,000)     1,099,000        167,000      1,266,000

Gain on sale of real estate            -             -             -             -              -      3,290,000      3,290,000
Interest expense                (701,000)     (774,000)            -             -     (1,475,000)      (129,000)    (1,604,000)
Loss from investments                  -             -      (407,000)            -       (407,000)             -       (407,000)
Income tax benefit(expense)            -             -             -       197,000        197,000     (1,312,000)    (1,115,000)
                             -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)             $  (178,000)  $   310,000   $  (407,000) $   (311,000)  $   (586,000)  $  2,016,000   $  1,430,000
                             ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets                 $40,378,000   $60,669,000   $39,104,000   $ 9,996,000   $150,147,000   $  5,316,000   $155,463,000
                             ===========   ===========   ===========   ===========   ============   ============   ============

As of and for the
Three months ended              Hotel      Real Estate   Investment                                 Discontinued
March 31, 2010                Operations    Operations   Transactions      Other       Subtotal       Operations       Total
                             -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income             $ 7,456,000   $ 3,104,000   $         -   $         -   $ 10,560,000   $    616,000   $ 11,176,000
Operating expenses            (7,940,000)   (1,934,000)            -      (493,000)   (10,367,000)      (403,000)   (10,770,000)
                             -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)from operations     (484,000)    1,170,000             -      (493,000)       193,000        213,000        406,000

Interest expense                (732,000)     (776,000)            -             -     (1,508,000)      (148,000)    (1,656,000)
Loss from investments                  -             -        (9,000)            -         (9,000)             -         (9,000)
Income tax benefit(expense)            -             -             -       290,000        290,000        (29,000)       261,000
                             -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)             $(1,216,000)  $   394,000   $    (9,000)  $  (203,000)  $ (1,034,000)  $     36,000   $   (998,000)
                             ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets                 $43,098,000   $62,178,000   $18,754,000   $ 7,092,000   $131,122,000   $  7,316,000   $138,438,000
                             ===========   ===========   ===========   ===========   ============   ============   ============


As of and for the
Nine months ended               Hotel      Real Estate   Investment                                 Discontinued
March 31, 2011               Operations    Operations   Transactions      Other       Subtotal       Operations       Total
                             -----------   -----------  ------------   -----------   ------------   ------------   ------------
Revenues                     $26,855,000   $ 9,326,000   $         -   $         -   $ 36,181,000   $  1,716,000   $ 37,897,000
Operating expenses           (24,343,000)   (6,253,000)            -    (1,380,000)   (31,976,000)    (1,069,000)   (33,045,000)
                             -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)from operations    2,512,000     3,073,000             -    (1,380,000)     4,205,000        647,000      4,852,000

Gain on sale of real estate            -             -             -             -              -      3,290,000      3,290,000
Interest expense              (2,117,000)   (2,362,000)            -             -     (4,479,000)      (421,000)    (4,900,000)
Income from investments                -             -    14,956,000             -     14,956,000              -     14,956,000
Income tax expense                     -             -             -    (4,758,000)    (4,758,000)    (1,388,000)    (6,146,000)
                             -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)             $   395,000   $   711,000   $14,956,000  $ (6,138,000)  $  9,924,000   $  2,128,000   $ 12,052,000
                             ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets                 $40,378,000   $60,669,000   $39,104,000   $ 9,996,000   $150,147,000   $  5,316,000   $155,463,000
                             ===========   ===========   ===========   ===========   ============   ============   ============


As of and for the
Nine months ended              Hotel       Real Estate   Investment                                 Discontinued
March 31, 2010               Operations    Operations   Transactions      Other       Subtotal       Operations       Total
                             -----------   -----------  ------------   -----------   ------------   ------------   ------------
Operating income             $24,354,000   $ 9,226,000   $         -   $         -   $ 33,580,000   $  1,825,000   $ 35,405,000
Operating expenses           (23,788,000)   (6,059,000)            -    (1,209,000)   (31,056,000)    (1,167,000)   (32,223,000)
                             -----------   -----------   -----------   -----------   ------------   ------------   ------------
Income(loss)from operations      566,000     3,167,000             -    (1,209,000)     2,524,000        658,000      3,182,000

Interest expense              (2,174,000)   (2,410,000)            -             -     (4,584,000)      (446,000)    (5,030,000)
Loss from investments                  -             -    (2,436,000)            -     (2,436,000)             -     (2,436,000)
Income tax benefit(expense)            -             -             -     1,327,000      1,327,000        (89,000)     1,238,000
                             -----------   -----------   -----------   -----------   ------------   ------------   ------------
Net income(loss)             $(1,608,000)  $   757,000   $(2,436,000)  $   118,000   $ (3,169,000) $     123,000   $ (3,046,000)
                             ===========   ===========   ===========   ===========   ============   ============   ============
Total Assets                 $43,098,000   $62,178,000   $18,754,000   $ 7,092,000   $131,122,000   $  7,316,000   $138,438,000
                             ===========   ===========   ===========   ===========   ============   ============   ============


NOTE 11 - RELATED PARTY TRANSACTIONS

Four of the Portsmouth directors serve as directors of Intergroup. Three of those directors also serve as directors of Santa Fe. The three Santa Fe directors also serve as directors of InterGroup.

During the three and nine months ended March 31, 2011, the Company received management fees from Justice Investors totaling $71,000 and $243,000, respectively. These amounts were eliminated in consolidation.

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


RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 68.8% owned subsidiary, Portsmouth, in the Justice Investors limited partnership ("Justice" or the "Partnership"), rental income from its investments in multi-family real estate and commercial properties and income received from investment of its cash and securities assets. Portsmouth has a 50.0% limited partnership interest in Justice and serves as the managing general partner of Justice. Evon Corporation ("Evon") serves as the other general partner. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, known as the Hilton San Francisco Financial District (the "Hotel"). The financial statements of Justice have been consolidated with those of the Company.

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

Recent Developments

In January 2011, the Company sold its 132-unit apartment complex located in San Antonio, Texas for $5,500,000 and recognized a gain on the sale of real estate of $3,290,000. The Company received net proceeds of $2,030,000 after selling costs and the pay-off of the related outstanding mortgage note payable of $3,215,000. The proceeds were placed with a third party accommodator for the purpose of executing a Section 1031 tax-deferred exchange for another property. In April 2011, the Company purchased a 9-unit beachside apartment complex located in Marina Del Rey, California for $4,000,000 to effectuate that exchange. As part of the purchase, the Company obtained a mortgage note payable in the amount of $1,487,000. The interest rate on the loan is fixed at 5.60% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in May 2021.

In February 2011, the Company refinanced its $715,000 adjustable rate mortgage note payable on its 9-unit apartment building located in Los Angeles, California for a new 10-year fixed rate mortgage in the amount of $1,265,000. The interest rate on the new loan is fixed at 5.89% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in March 2021. The Company received net proceeds of approximately $367,000 from the refinancing.

In February 2011, the Company refinanced its $958,000 adjustable rate mortgage note payable on its 14-unit apartment building located in Los Angeles, California for a new 10-year fixed rate mortgage in the amount of $1,855,000. The interest rate on the new loan is fixed at 5.89% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in March 2021. The Company received net proceeds of approximately $687,000 from the refinancing.


Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The Company had net income of $1,430,000 for the three months ended March 31, 2011 compared to a net loss of $998,000 for the three months ended March 31, 2010. The change is primarily attributable to the significant gain realized from the sale of real estate and the improvement in the operations of the hotel.

The Company had a loss from hotel operations of $178,000 for the three months ended March 31, 2011, compared to a loss of $1,216,000 for the three months ended March 31, 2010. The significant reduction in the loss is primarily attributable to a $719,000 decrease in depreciation and amortization expense as many of the furniture and fixture improvements from the renovation of the Hotel reached full deprecation during the current period. The Hotel also had a significant increase in room revenues compared to the prior period. The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2011 and 2010.


For the three months ended March 31,                            2011            2010
---------------------------------------                      ----------      ----------
Hotel revenues:
 Hotel rooms                                                $ 6,306,000     $ 5,392,000
 Food and beverage                                            1,088,000       1,329,000
 Garage                                                         634,000         603,000
 Other                                                          159,000         132,000
                                                             ----------      ----------
  Total hotel revenues                                        8,187,000       7,456,000

Operating expenses, excluding interest, depreciation and
 amortization                                                (7,113,000)     (6,670,000)
                                                             ----------      ----------
Operating income before interest, depreciation and
 amortization                                                 1,074,000         786,000
Interest expense                                               (701,000)       (732,000)
Depreciation and amortization expense                          (551,000)     (1,270,000)
                                                             ----------      ----------
Loss from hotel operations                                  $  (178,000)    $(1,216,000)
                                                             ==========      ==========

For the three months ended March 31, 2011, the Hotel generated operating income of $1,074,000 before interest, depreciation and amortization, on operating revenues of $8,187,000 compared to operating income of $786,000, before interest, depreciation and amortization, on operating revenues of $7,456,000 for the three months ended March 31, 2010. The increase in income from Hotel operations is primarily attributable to a significant increase in room revenues in the current period, partially offset by a decrease in food and beverage revenues and an increase in operating expenses due to higher labor costs and increased staffing to improve guest satisfaction as well as greater franchise and management fees which are based on a percentage of revenues.

Room revenues increased by $914,000 for the three months ended March 31, 2011 compared to the three months ended December 31, 2010 and food and beverage revenues decreased by $241,000 for the same period. The increase in room revenues was primarily attributable to a significant increase in average daily room rates during the three months ended March 31, 2011 as the Hotel continued to see an increase in higher rated transient, corporate and business travel. The decrease in food and beverage revenues was primarily attributable to less group and meeting business with food components during the current period.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the three months ended March 31, 2011 and 2010.

Three Months Ended         Average           Average
     March 31,            Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2011                   $157              82%              $129
      2010                   $134              82%              $110

The operations of the Hotel continued to experience an increase in the higher rated business and group travel segments as the hospitality industry began to see some recovery. That allowed the Hotel to reduce the amount of discounted Internet business that it was forced to take in the prior period to maintain occupancy in a very competitive market. As a result, the Hotel's average daily rate increased by $23 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, while occupancy remained at 82% for both periods. As a result, the Hotel was able to achieve a RevPar number that was $19 higher than the prior period.

During the past year we have seen our management team guide our Hotel through a difficult economic period by taking bold steps to reduce expenses and implement innovative strategies in order to improve operations and enhance our competitiveness in the market. As a result, we believe that the Hotel is now well positioned to take advantage of a recovery in the hotel industry. We will continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition. Moving forward, we will also focus on cultivating more international business, especially from China, and capturing a higher percentage of corporate and group travel. During the last quarter, we saw continued improvement in business travel compared to the prior year. If that trend in the hotel industry continues, it should translate into an increase in room revenues and profitability.

While operating in a highly competitive rental market, real estate operations remained relatively consistent. The Company had real estate revenues of $3,224,000 for the three months ended March 31, 2011 compared with revenues of $3,104,000 for the three months ended March 31, 2010. Real estate operating expenses were $1,664,000 and $1,462,000 for the comparative periods.
Management continues to review and analyze the Company's real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

In January 2011, the Company sold its 132-unit apartment complex located in San Antonio, Texas for $5,500,000 and recognized a gain on the sale of real estate of $3,290,000. The Company received net proceeds of $2,030,000 after selling costs and the pay-off of the related outstanding mortgage note payable of $3,215,000. The proceeds were placed with a third party accommodator for the purpose of executing a Section 1031 tax-deferred exchange for another property. In April 2011, the Company purchased a 9-unit beachside apartment complex located in Marina Del Rey, California for $4,000,000 to effectuate that exchange. As part of the purchase, the Company obtained a 10-year mortgage note payable in the amount of $1,487,000. The interest rate on the loan is fixed at 5.60% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in May 2021.

During the quarter, management took advantage of the favorable interest rate environment and refinanced two of its California properties with fix rate mortgages.

The Company had a net gain on marketable securities of $50,000 for the three months ended March 31, 2011 compared to a net gain of $481,000 for the three months ended March 31, 2010. For the three months ended March 31, 2011, the Company had a net realized gain of $83,000 and a net unrealized loss of $33,000. For the three months ended March 31, 2010, the Company had a net realized loss of $368,000 and net unrealized gain of $849,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities please see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of March 31, 2011, the Company had net other investments of $17,760,000. Included in other investments are investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. The Company recorded an unrealized loss of $147,000 and $69,000, respectively, related to these warrants during the three months ended March 31, 2011 and 2010.

Dividend and interest income increased to $178,000 for the quarter ended March 31, 2011 from $116,000 for the quarter ended March 31, 2010 primarily as the result of the increased investment in dividend yielding securities.

Margin interest and trading expenses increased to $488,000 for the three months ended March 31, 2011 from $306,000 for the three months ended March 31, 2010 primarily as the result of the increase in margin interest expense related to the increase in the use of margin.

The provision for income tax (expense)benefit as a percentage of the income(loss) before taxes was higher for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily due to the lower loss from Justice which resulted in a lower amount of noncontrolling interest that was reconciled against the net loss of the Company for income tax calculation purposes.


Nine Months Ended March 31, 2011 Compared to the Nine Months Ended March 31,
2010

The Company had net income of $12,052,000 for the nine months ended March 31, 2011 compared to a net loss of $3,046,000 for the nine months ended March 31, 2010. The change is primarily attributable to the significant income generated from investing activities, the gain realized on the sale of real estate and the improvement from hotel operations.

The Company had income from hotel operations of $395,000 for the nine months ended March 31, 2011, compared to a loss of $1,608,000 for the nine months ended March 31, 2010. The change to income from hotel operations from a loss is primarily attributable to a $602,000 decrease in depreciation and amortization expense as many of the furniture and fixture improvements from the renovation of the Hotel reached full deprecation during the nine months ended March 31, 2011. The Hotel also had a significant increase in room revenues compared to the prior period. The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2011 and 2010.


For the nine months ended March 31,                             2011            2010
-----------------------------------                          ----------      ----------
Hotel revenues:
 Hotel rooms                                                $ 20,522,000     $ 18,598,000
 Food and beverage                                             3,771,000        3,398,000
 Garage                                                        1,915,000        1,869,000
 Other                                                           647,000          489,000
                                                             -----------      -----------
  Total hotel revenues                                        26,855,000       24,354,000

Operating expenses, excluding interest, depreciation and
 amortization                                                (21,246,000)     (20,089,000)
                                                             -----------      -----------
Operating income before interest, depreciation and
 amortization                                                  5,609,000        4,265,000
Interest expense                                              (2,117,000)      (2,174,000)
Depreciation and amortization expense                         (3,097,000)      (3,699,000)
                                                             -----------      -----------
Income (loss) from hotel operations                         $    395,000     $ (1,608,000)
                                                             ===========      ===========

For the nine months ended March 31, 2011, the Hotel generated operating income of $5,609,000 before interest, depreciation and amortization, on operating revenues of $26,855,000 compared to operating income of $4,265,000 before interest, depreciation and amortization, on operating revenues of $24,354,000 for the nine months ended March 31, 2010. The increase in income from Hotel operations is primarily attributable to increases in room, food and beverage, and other revenues in the current period, partially offset by an increase in operating expenses due to higher labor costs and increased staffing to improve guest satisfaction as well as greater franchise and management fees which are based on a percentage of revenues.

Room revenues increased by $1,924,000 for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 and food and beverage revenues increased by $373,000 for the same period. The increase in room revenues was primarily attributable to a significant increase in average daily room rates during the nine months ended March 31, 2011 as the Hotel began to see an increase in higher rated corporate and group business travel, which also resulted in higher in food and beverage revenues. The increase in other revenues was primarily attributable group business that either canceled or was less than guaranteed during the nine months of the current year.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room ("RevPar") of the Hotel for the nine months ended March 31, 2011 and 2010.

Nine Months Ended          Average           Average
     March 31,            Daily Rate        Occupancy%         RevPar
-----------------         ----------        ---------         --------
      2011                   $161              85%              $138
      2010                   $143              87%              $125

The operations of the Hotel continued to experience an increase in the higher rated business and group travel segments as the hospitality industry began to see some recovery. As a result, the Hotel's average daily rate increased significantly by $18 for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010. The modest decrease in occupancy of 2% was due to the Hotel being able to reduce the amount of discounted Internet business that it was forced to take in the prior period to maintain occupancy in a very competitive market. As a result, the Hotel was able to achieve a RevPar number that was $13 higher than the prior nine month period.

During the past year we have seen our management team guide our Hotel through a difficult economic period by taking bold steps to reduce expenses and implement innovative strategies in order to improve operations and enhance our competitiveness in the market. As a result, we believe that the Hotel is now well positioned to take advantage of a recovery in the hotel industry. We will continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition. Moving forward, we will also focus on cultivating more international business, especially from China, and capturing a higher percentage of corporate and group travel. During the last nine months, we have seen continued improvement in business travel. If that trend in the hotel industry continues, it should translate into an increase in room revenues and profitability.

While operating in a highly competitive rental market, real estate operations remained relatively consistent. The Company had real estate revenues of $9,326,000 for the nine months ended March 31, 2011 compared with revenues of $9,226,000 for the nine months ended March 31, 2010. Real estate operating expenses were $4,826,000 and $4,620,000 for the comparative periods.
Management continues to review and analyze the Company's real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

In January 2011, the Company sold its 132-unit apartment complex located in San Antonio, Texas for $5,500,000 and recognized a gain on the sale of real estate of $3,290,000. The Company received net proceeds of $2,030,000 after selling costs and the pay-off of the related outstanding mortgage note payable of $3,215,000. The proceeds were placed with a third party accommodator for the purpose of executing a Section 1031 tax-deferred exchange for another property. In April 2011, the Company purchased a 9-unit beachside apartment complex located in Marina Del Rey, California for $4,000,000 to effectuate that exchange. As part of the purchase, the Company obtained a 10-year mortgage note payable in the amount of $1,487,000. The interest rate on the loan is fixed at 5.60% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in May 2021.

The Company had a net gain on marketable securities of $4,106,000 for the nine months ended March 31, 2011 compared to a net loss on marketable securities of $659,000 for the nine months ended March 31, 2010. For the nine months ended March 31, 2011, the Company had a net realized gain of $302,000 and a net unrealized gain of $3,804,000. For the nine months ended March 31, 2010, the Company had a net realized gain of $3,780,000 and a net unrealized loss of $4,439,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company's results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company's marketable securities see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company's balance sheet as part of other investments, net of other than temporary impairment losses. As of March 31, 2011, the Company had net other investments of $17,760,000. On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $13,231,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. ("Comstock" - OTCBB: LODE)) for 13,231 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the "A-1 Preferred") of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $1,809,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value. The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $13,231,000. The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently raised $35.7 million
in new capital from other investors in October 2010.   The Company recorded an
unrealized gain of $11,422,000 related to the preferred stock received as part of the debt restructuring. During the nine months ended March 31, 2011 and 2010, the Company performed an impairment analysis of its other investments and determined that one of its investments had other than temporary impairment and recorded impairment losses of $540,000 and $1,148,000, for each respective period.

Dividend and interest income increased to $789,000 for the nine months ended March 31, 2011 from $248,000 for the nine months ended March 31, 2010 as the result of receiving a dividend of $348,000 from Comstock and the increased investment dividend yielding securities during the current period.

Margin interest and trading expenses increased to $1,115,000 for the nine months ended March 31, 2011 from $1,034,000 for the nine months ended March 31, 2010 primarily as the result of the increase in margin interest expense related to the increase in the use of margin.

The provision for income tax (expense)benefit as a percentage of the income(loss) before taxes was higher for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010 primarily due to the higher income at the parent company relative to its subsidiaries(Justice, Portsmouth and Santa Fe) compared to the prior period.


MARKETABLE SECURITIES AND OTHER INVESTMENTS

The Company's investment portfolio is diversified with 75 different equity positions. The portfolio contains two individual equity securities that are more than 5% of the equity value of the portfolio with the largest security being 20.3% of the value of the portfolio. The amount of the Company's investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

As of March 31, 2011 and June 30, 2010, the Company had investments in marketable equity securities of $21,344,000 and $7,712,000, respectively. The following table shows the composition of the Company's marketable securities portfolio by selected industry groups as of March 31, 2011 and June 30, 2010.

   As of March 31, 2011
                                                              % of Total
                                                              Investment
   Industry Group                      Fair Value             Securities
   --------------                      ------------           ----------
   Basic materials                     $  5,220,000               24.5%
   REITs                                  3,549,000               18.4%
   Investment funds                       3,932,000               16.6%
   Services                               2,963,000               13.9%
   Financial services                     1,562,000                7.3%
   Other                                  4,118,000               19.3%
                                       ------------           ----------
                                       $ 21,344,000              100.0%
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

For the three months ended March 31,             2011              2010
                                              ----------       -----------
Net gain on marketable securities            $    50,000      $    481,000
Net loss on other investments                   (147,000)          (69,000)
Impairment loss on other investments                   -          (231,000)
Dividend and interest income                     178,000           116,000
Margin interest expense                         (182,000)          (75,000)
Trading and management expenses                 (306,000)         (231,000)
                                              ----------        ----------
                                             $  (407,000)     $     (9,000)
                                              ==========        ==========

For the nine months ended March 31,              2011              2010
                                              ----------       -----------
Net gain(loss) on marketable securities      $ 4,106,000      $   (659,000)
Net gain on other investments                 11,716,000           157,000
Impairment loss on other investments            (540,000)       (1,148,000)
Dividend and interest income                     789,000           248,000
Margin interest expense                         (350,000)         (340,000)
Trading and management expenses                 (765,000)         (694,000)
                                              ----------        ----------
                                             $14,956,000      $ (2,436,000)
                                              ==========        ==========

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash flows are primarily generated from its Hotel operations, real estate operations and from the investment of its cash in marketable securities and other investments.

Following the temporary suspension of operations in May 2005 for major renovations, the Hotel started, and continues, to generate cash flows from its operations. As a result, Justice was able to pay some limited partnership distributions in fiscal years 2008 and 2009. However, due to the significant downturn in the San Francisco hotel market beginning in September 2008 and the continued weakness in domestic and international economies, no Partnership distributions were paid in fiscal 2010. Since only a modest improvement in economic conditions is expected in the lodging industry in calendar 2011, no limited partnership distributions are anticipated in fiscal 2011. During such periods, the Company has to depend more on the revenues generated from its real estate operations, the investment of its cash and marketable securities and from its general partner management fees. The general partners will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. During the nine months ended March 31, 2011 and 2010, the Company received management fees from Justice Investors totaling $243,000 and $214,000, respectively.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the "Prudential Loan"). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $27,315,000 as of March 31, 2011.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the "Second Prudential Loan") in a principal amount of $19,000,000. The term of the Second Prudential Loan is for 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership's Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,071,000 as of March 31, 2011.

Effective April 29, 2010, the Partnership obtained a modification of its $2,500,000 unsecured revolving line of credit facility with East West Bank (formerly United Commercial Bank) that was to mature on April 30, 2010, and converted that line of credit facility to an unsecured term loan. The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a nine-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the Wall Street Journal Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification includes financial covenants written to reflect financial conditions that all hotels are facing. The covenants include specific financial ratios and a return to minimum profitability by June 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of March 31, 2011. As of March 31, 2011 the outstanding balance was $2,292,000.

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

In January 2011, the Company sold its 132-unit apartment complex located in San Antonio, Texas for $5,500,000 and recognized a gain on the sale of real estate of $3,290,000. The Company received net proceeds of $2,030,000 after selling costs and the pay-off of the related outstanding mortgage note payable of

$3,215,000. The proceeds were placed with a third party accommodator for the purpose of executing a Section 1031 tax-deferred exchange for another property. In April 2011, the Company purchased a 9-unit beachside apartment complex located in Marina Del Rey, California for $4,000,000. As part of the purchase, the Company obtained a 10-year mortgage note payable in the amount of $1,487,000. The interest rate on the loan is fixed at 5.60% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in May 2021.

In February 2011, the Company refinanced its $715,000 adjustable rate mortgage note payable on its 9-unit apartment building located in Los Angeles, California for a new 10-year fixed rate mortgage in the amount of $1,265,000. The interest rate on the new loan is fixed at 5.89% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in March 2021. The Company received net proceeds of approximately $367,000 from the refinancing.

In February 2011, the Company refinanced its $958,000 adjustable rate mortgage note payable on its 14-unit apartment building located in Los Angeles, California for a new 10-year fixed rate mortgage in the amount of $1,855,000. The interest rate on the new loan is fixed at 5.89% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in March 2021. The Company received net proceeds of approximately $687,000 from the refinancing.

In November 2010, the Company refinanced its $1,641,000 adjustable rate mortgage note payable on its 27-unit apartment building located in Los Angeles, California for a new 10-year fixed rate mortgage in the amount of $3,260,000. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020. The Company received net proceeds of approximately $1,507,000 from the refinancing.

In November 2010, the Company also refinanced its $3,569,000 adjustable rate mortgage note payable on its 31-unit apartment building located in Los Angeles, California for a new 10-year fixed rate mortgage in the amount of $5,787,000. The interest rate on the new loan is fixed at 4.85% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2020. The Company received net proceeds of approximately $2,078,000 from the refinancing.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company's material financial obligations and related interest.


                                    Total        Year 1       Year 2       Year 3        Year 4      Year 5      Thereafter
                                ------------   ----------   ----------   ----------   -----------   ----------   -----------
                                                                                                    <C.
Mortgage notes payable          $116,686,000   $  566,000  $ 2,341,000  $34,082,000   $ 3,294,000   $5,424,000   $70,979,000
Other notes payable                3,181,000      384,000      641,000      569,000     1,557,000       30,000             -
Operating leases                     535,000       23,000       93,000       87,000       107,000      111,000       114,000
Interest                          34,047,000    1,686,000    6,562,000    6,248,000     4,501,000    4,112,000    10,938,000
                                 -----------    ---------   ----------   ----------    ----------    ---------    ----------
Total                           $154,449,000   $2,659,000   $9,637,000  $40,986,000   $ 9,459,000   $9,677,000   $82,031,000
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

The following table reflects purchases of InterGroup's common stock made by InterGroup Corporation, for its own account, during the third quarter of its fiscal year ending June 30, 2011.


                   ISSUER PURCHASES OF EQUITY SECURITIES

                                            (c)Total Number         (d)Maximum Number
             (a)Total         (b)           of Shares Purchased     of Shares that May
Fiscal        Number of      Average         as Part of Publicly     Yet Be Purchased
 2011          Shares       Price Paid        Announced Plans         Under the Plans
Period       Purchased      Per Share          or Programs            or Programs (1)
--------------------------------------------------------------------------------------
Month #1
(Jan. 1-           -              -                   -                   106,012
Jan 31)
--------------------------------------------------------------------------------------
Month #2
(Feb. 1-      25,000         $21.17              25,000                    81,012
Feb. 28)
--------------------------------------------------------------------------------------
Month #3
(March 1-      9,840         $21.00               9,840                    71,172
March 31)
--------------------------------------------------------------------------------------
Total         34,840         $21.12              34,840                    71,172
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


                                               THE INTERGROUP CORPORATION
                                                     (Registrant)

Date: May 12, 2011                    by      /s/ John V. Winfield
                                              ----------------------------
                                              John V. Winfield, President,
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: May 12, 2011                    by      /s/ David Nguyen
                                              ------------------------------
                                              David Nguyen, Treasurer
                                              and Controller
                                             (Principal Financial Officer)