Form 10-K
period 2011-06-30
INTERGROUP CORP
filed 2011-09-22
CIK 69422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to_________

Commission File Number 1-10324

THE INTERGROUP CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	13-3293645
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

10940 Wilshire Blvd., Suite 2150, Los Angeles, California 90024
(Address of principal executive offices)(Zip Code)

(310) 889-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.01 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
☐ Yes   ☒ No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the average bid and asked price on December 31, 2010 (the last business day of registrant’s most recently completed second fiscal quarter) was $16,384,902

The number of shares outstanding of registrant’s Common Stock, as of September 13, 2011, was 2,416,970.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” “may,” “could,” “might” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. From time to time we also provide forward-looking statements in our Forms 10-Q and 8-K, Annual Reports to Shareholders, press releases and other materials we may release to the public. Forward looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause actual results or outcomes to differ materially from those expressed in any forward looking statement. Consequently, no forward looking statement can be guaranteed and our actual future results may differ materially.

Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•
risks associated with the lodging industry, including competition, increases in wages, labor relations, energy and fuel costs, actual and threatened pandemics, actual and threatened terrorist attacks, and downturns in domestic and  international economic and market conditions, particularly in the San Francisco Bay area;

•
risks associated with the real estate industry, including changes in real estate and zoning laws or regulations, increases in real property taxes, rising insurance premiums, costs of compliance with environmental laws and other  governmental regulations;

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	changes in the competitive environment in the hotel industry;

•	risks related to natural disasters;

•	litigation; and

•	other risk factors discussed below in this Report.

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

PART I

Item 1. Business.

GENERAL

The InterGroup Corporation (“InterGroup” or the “Company” and may also be referred to as “we” “us” or “our” in this report) is a Delaware corporation formed in 1985, as the successor to Mutual Real Estate Investment Trust ("M-REIT"), a New York real estate investment trust created in 1965.  The Company has been a publicly-held company since M-REIT's first public offering of shares in 1966.

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

As of June 30, 2011, the Company owned approximately 77% of the common shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). Santa Fe’s revenue is primarily generated through its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 11.7% of Portsmouth. Portsmouth’s principal business is conducted through its general and limited partnership interest in the Justice Investors limited partnership (“Justice” or the “Partnership”). Portsmouth has a 50.0% limited partnership interest in Justice and serves as one of the general partners. Justice owns a 544 room hotel property located at 750 Kearny Street, San Francisco, California94108, known as the “Hilton San Francisco Financial District” (the “Hotel”) and related facilities, including a five level underground parking garage. The financial statements of Justice are consolidated with those of the Company. See Note 2 to the consolidated financial statements.

The other general partner, Evon Corporation (“Evon”), served as the managing general partner of Justice until December 1, 2008. As discussed below, the Limited Partnership Agreement was amended, effective December 1, 2008, to provide for a change in the respective roles of the general partners. Pursuant to that amendment, Portsmouth became the Managing General Partner of Justice while Evon assumed the role of Co-General Partner of Justice.

Most significant partnership decisions require the active participation and approval of both general partners. Pursuant to the terms of the partnership agreement, voting rights of the partners are determined according to the partners’ entitlement to share in the net profit and loss of the partnership.  The Company is not entitled to any additional voting rights by virtue of its position as a general partner. The partnership agreement also provides that no portion of the partnership real property can be sold without the written consent of the general and limited partners entitled to more than 72% of the net profit. As of June 30, 2011, there were 113 limited partners in Justice, including Portsmouth and Evon.

Historically, the Partnership’s most significant source of income was a lease between Justice and Holiday Inn for the Hotel portion of the property.  That lease was amended in 1995, and ultimately assumed by Felcor Lodging Trust, Inc. (“Felcor”) in 1998. The lease of the Hotel to Felcor was terminated effective June 30, 2004. With the termination of the Hotel lease, Justice assumed the role of an owner/operator with the assistance of a third party management company. Effective July 1, 2004, the Hotel was operated as a Holiday Inn Select brand hotel pursuant to a short term franchise agreement until it was temporarily closed for major renovations on May 31, 2005. The Hotel was reopened on January 12, 2006 to operate as a full service Hilton hotel, pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice also has a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform the day-to-day management functions of the Hotel.

Until September 30, 2008, the Partnership also derived income from the lease of the parking garage to Evon. As discussed below, effective October 1, 2008, Justice entered into an installment sale agreement with Evon to purchase the remaining term of the garage lease and related garage assets at which time the garage became a part of the Partnership’s operations. Justice also leases a portion of the lobby level of the Hotel to a day spa operator.  Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets.

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate.  Properties include eighteenapartment complexes, two commercial real estate properties and two single-family houses.  The properties are located throughout the United States, but are concentrated in Texas and Southern California.  The Company also has investments in unimproved real property.  All of the Company’s residential rental properties in California are managed by professional third party property management companies and the rental properties outside of California are managed by the Company. The commercial real estate in California is also managed by the Company.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors and its Real Estate Investment Committee. The Company may also look for new real estate investment opportunities in hotels, apartments, office buildings and development properties.  The acquisition of any new real estate investments will depend on the Company’s ability to find suitable investment opportunities and the availability of sufficient financing to acquire such investments. To help fund any such acquisition, the Company may borrow funds to leverage its investment capital.  The amount of any such debt will depend on a number of factors including, but not limited to, the availability of financing and the sufficiency of the acquisition property’s projected cash flows to support the operations and debt service.

The Company also derives income from the investment of its cash and investment securities assets. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s marketable securities and other investments.

RECENT BUSINESS DEVELOPMENTS

Garage Installment Sale Agreement and Parking Facilities Management Agreement

Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby the Partnership purchased all of Evon’s right title and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. The partnership also agreed to assume Evon’s contract with Ace Parking Management, Inc. (“Ace Parking”) for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The purchase price for the garage lease and related assets was approximately $755,000, payable in one down payment of approximately $28,000 and 26 equal monthly installments of approximately $29,000, which included interest at the rate of 2.4% per annum. The Note was fully paid as of November 2010. See Note 9 to the Consolidated Financial Statements.

On October 31, 2010, Justice Investors and Ace Parking entered into an amendment of the Parking Agreement to extend the term for a period of sixty two (62) months, commencing on November 1, 2010 and terminating December 31, 2015, subject to either party’s right to terminate the agreement without cause on ninety (90) days written notice. The monthly management fee of $2,000 and the accounting fee of $250 remain the same, but the amendment modified how the Excess Profit Fee to be paid to Ace would be calculated. The amendment provides that, if net operating income (“NOI”) from the garage operations exceeds $1,800,000 but is less than $2,000,000, Ace will be entitled to an Excess Profit Fee of one percent (1%) of the total annual NOI. If the annual NOI is $2,000,000 or higher, Ace will be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI. The prior Excess Profit Fee entitled Ace to receive three percent of NOI in excess of $150,000.

Amendments to Justice Investors Limited Partnership Agreement

On December 1, 2008, Portsmouth and Evon, as the two general partners of Justice, entered into a 2008 Amendment to the Limited Partnership Agreement (the “Amendment”) that provides for a change in the respective roles of the general partners. Pursuant to the Amendment, Portsmouth assumed the role of Managing General Partner and Evon continued on as the Co-General Partner of Justice.  The Amendment was ratified by approximately 98% of the limited partnership interests. The Amendment also provides that future amendments to the Limited Partnership Agreement may be made only upon the consent of the general partners and at least seventy five percent (75%) of the interests of the limited partners. Consent of at least 75% of the interests of the limited partners will also be required to remove a general partner pursuant to the Amendment.

Effective November 30, 2010, the general and limited partners of Justice Investors entered into an Amended and Restated Agreement of Limited Partnership, which was approved and ratified by more than 98% of the limited partnership interests of Justice. The Partnership Agreement was amended and restated in its entirety to comply with the new provisions of the California Corporations Code known as the “Uniform Limited Partnership Act of 2008”. The amendment did not result in any material modifications of the rights or obligations of the general and limited partners.

New General Partner Compensation Agreement

Concurrent with the December 2008 Amendment to the Limited Partnership Agreement, a new General Partner Compensation Agreement (the “Compensation Agreement”) was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreement for the general partners. Pursuant to the Compensation Agreement, the general partners of Justice are entitled to receive an amount equal to 1.5% of the gross annual revenues of the Partnership (as defined), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. In no event shall the annual compensation be less than a minimum base of approximately $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for itsservices as managing general partner and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base, will be payable in equal fifty percent (50%) shares to Portsmouth and Evon. During the years ended June 30, 2011 and 2010, the general partners were paid approximately $468,000 and $417,000 respectively, under the applicable compensation agreements. Of those amounts, approximately $323,000 and $264,000 was paid to Portsmouth for fiscal 2011 and 2010.

Comstock Mining, Inc. Debt Restructuring

On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $13,231,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE)) for 13,231 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $1,809,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value.  The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $13,231,000.  The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently raised $35.7 million in new capital from other investors in October 2010.   For the fiscal year ended June  30, 2011, the Company recorded an unrealized gain of $11,422,000 related to the preferred stock received as part of the debt restructuring.

Sales and Purchases of Properties
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

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

On December 10, 2004, the Partnership entered into a Franchise License Agreement with Hilton Hotels Corporation (the “Franchise Agreement”) for the right to operate the Hotel as a Hilton brand hotel.  The term of the Franchise Agreement is for 15 years commencing on the opening date of the Hotel, January 12, 2006, with an option to extend that Agreement for another five years, subject to certain conditions.

Pursuant to the Franchise Agreement, the Partnership paid monthly royalty fees for the first two years of three percent (3%) of the Hotel’s gross room revenue, as defined, for the preceding calendar month; the third year was at four percent (4%) of the Hotel’s gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel’s gross room revenue.  Justice also pays a monthly program fee of four percent (4%) of the Hotel’s gross room revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. The Partnership also pays a monthly information technology recapture charge of 0.75% of the Hotel’s gross revenue. Due to the difficult economic environment, Hilton agreed to reduce its information technology fees to 0.65% for the 2010 calendar year.

Prior to operating the Hotel as a Hilton hotel, the Partnership was required to make substantial renovations to the Hotel to meet Hilton standards in accordance with a product improvement plan (“PIP”) agreed upon by Hilton and the Partnership, as well as comply with other brand standards.  That project included a complete renovation and upgrade of all of the Hotel’s guestrooms, meeting rooms, common areas and restaurant and bar.  As of January 12, 2006, the Hotel renovation work was substantially completed, at which time Justice obtained approval from Hilton to open the Hotel as the “Hilton San Francisco Financial District”. The Hotel opened with a limited number of rooms available to rent, which increased as the Hotel transitioned into full operations by the end of February 2006.

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

HOTEL MANAGEMENT COMPANY AGREEMENT

In February 2007, the Partnership terminated its prior hotel management agreement with Dow Hotel Company and entered into a management agreement with Prism Hospitality (“Prism”) to manage and operate the Hotel as its agent, effective February 10, 2007. Prism is an experienced Hilton approved operator of upscale and luxury hotels throughout the Americas. The agreement is effective for a term of ten years, unless the agreement is extended as provided in the agreement, and the Partnership has the right to terminate the agreement upon ninety days written notice without further obligation. Under the management agreement, the Partnership is to pay base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income for the subject fiscal year exceeds the amount of a minimum Partnership’s return ($7 million) for that fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were earned during the fiscal years ended June 30, 2011 and 2010.  In support of the Partnership’s efforts to reduce costs in this difficult economic environment, Prism agreed to reduce its management fees by fifty percent from January 1, 2009 through December 31, 2010, after which the original fee provision went back into effect. Management fees paid to Prism during the years ended June 30, 2011 and 2010 were $469,000 and $246,000, respectively.

GARAGE OPERATIONS

As discussed above, until September 30, 2008, the garage portion of the Hotel property was leased by the Partnership to Evon. Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby the Partnership purchased all of Evon’s right title and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. The Partnership also agreed to assume Evon’s contract with Ace Parking Management, Inc. (“Ace Parking”) for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008.

The garage is currently operated by Ace Parking for the Partnership pursuant to a Parking Facilities Management Agreement (the “Parking Agreement”). The initial term of the Parking Agreement was to expire on October 31, 2010, with an option to renew for another five-year term. Pursuant to that agreement, the Partnership paid Ace Parking a management fee of $2,000 per month, an accounting fee equal to $250 per month, plus “Excess Profit Fee” equal to three percent (3%) of annual net profits in excess of $150,000.

On October 31, 2010, Justice Investors and Ace Parking entered into an amendment of the Parking Agreement to extend the term for a period of sixty two (62) months, commencing on November 1, 2010 and terminating December 31, 2015, subject to either party’s right to terminate the agreement without cause on ninety (90) days written notice. The monthly management fee of $2,000 and the accounting fee of $250 remain the same, but the amendment modified how the Excess Profit Fee to be paid to Ace would be calculated. The amendment provides that, if net operating income (“NOI”) from the garage operations exceeds $1,800,000 but is less than $2,000,000, Ace will be entitled to an Excess Profit Fee of one percent (1%) of the total annual NOI. If the annual NOI is $2,000,000 or higher, Ace will be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI.

TRUSPA LEASE

Approximately 5,400 square feet of space on the lobby level of the Hotel is leased to Tru Spa for the operation of a health and beauty spa.  The lease expires in May 2013, with a five year option to extend the term.  The spa lease provides for minimum monthly rent of $14,000. Minimum rental amounts are subject to adjustment every three years based on increases in the Consumer Price Index.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Partnership entered into an amended lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third floor space of the Hotel commonly known as the Chinese Cultural Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease.

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

RENTAL PROPERTIES

At June 30, 2011, the Company's investment in real estate consisted of properties located throughout the United States, with a concentration in Texas and Southern California.  These properties include eighteen apartment complexes, two single-family houses as strategic investments and two commercial real estate properties.  All properties are operating properties.   In addition to the properties, the Company owns approximately 4.1 acres of unimproved real estate in Texas and 2 acres of unimproved land in Maui, Hawaii.

MANAGEMENT OF RENTAL PROPERTIES

The Company may engage third party management companies as agents to manage certain of Company’s residential rental properties.

The Company entered into a Management Agreement with Century West Properties, Inc. (“Century West”) to act as an agent of the Company to rent and manage all of the Company’s residential rental properties in the Los Angeles, California area. The Management Agreement with Century West was for an original term of twelve months ending on July 31, 2006 and continues on a month-to-month basis, until terminated upon 30 days prior written notice. The Management Agreement provides for a monthly fee equal to 4% of the monthly gross receipts from the properties with resident managers and a fee of 4 1/2% of monthly gross receipts for properties without resident managers.  During the years ended June 30, 2011 and 2010, the management fees were $161,000 and $142,000, respectively.

The Company’s five remaining properties located outside of California are managed directly by the Company

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel and real estate operations, the Company also invests from time to time in income producing instruments, corporate debt and equity securities, publically traded investment funds, mortgage backed securities, securities issued by REIT’s and other companies which invest primarily in real estate.

The Company’s securities investments are made under the supervision of a Securities Investment Committee of the Board of Directors. The Committee currently has three members and is chaired by the Company’s Chairman of the Board and President, John V. Winfield.  The Committee has delegated authority to manage the portfolio to the Company’s Chairman and President together with such assistants and management committees he may engage.  The Committee has established investment guidelines for the Company’s investments.  These guidelines presently include: (i) corporate equity securities should be listed on the New York Stock Exchange (NYSE), NYSE ARCA, American Stock Exchange (AMEX) or the Nasdaq Stock Market (NASDAQ); (ii) securities should be priced above $5.00 per share; and (iii) investment in a particular issuer should not exceed 5% of the market value of the total portfolio. The investment policies do not require the Company to divest itself of investments, which initially meet these guidelines but subsequently fail to meet one or more of the investment criteria.  Non-conforming investments require the approval of the Securities Investment Committee.  The Committee has in the past approved non-conforming investments and may in the future approve non-conforming investments.  The Securities Investment Committee may modify these guidelines from time to time.

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds.  Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2011, the Company had other investments of $17,285,000.

As part of its investment strategies, the Company may assume short positions in marketable securities.  Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities.  As of June 30, 2011, the Company had obligations for securities sold (equities short) of $674,000.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms.  The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee.  The margin used by the Company may fluctuate depending on market conditions.  The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations.  As of June 30, 2011, the Company had a margin balance of $9,454,000 and incurred $547,000 and $435,000 in margin interest expense during the year ended June 30, 2011 and 2010, respectively.

As Chairman of the Securities Investment Committee, the Company’s President and Chief Executive officer, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors.  Mr. Winfield also serves as Chief Executive Officer and Chairman of Santa Fe and Portsmouth and oversees the investment activity of those companies.  Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and Portsmouth may, at times, invest in the same companies in which the Company invests.  The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and Portsmouth, at risk in connection with investment decisions made on behalf of the Company.

Further information with respect to investment in marketable securities and other investments of the Company is set forth in Management Discussion and Analysis of Financial Condition and Results of Operations section and Notes 6 and 7 of the Notes to Consolidated Financial Statements.

Seasonality

Hotel’s operations historically have been seasonal. Like most hotels in the San Francisco area, the Hotel generally maintains higher occupancy and room rates during the first and second quarters of its fiscal year (July 1 through December 31) than it does in the third and fourth quarters (January 1 through June 30). These seasonal patterns can be expected to cause fluctuations in the quarterly revenues from the Hotel.

Competition - Hotel

The hotel industry is highly competitive. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual market in which properties are located.

The Hotel is located in an area of intense competition from other hotels in the Financial District and San Francisco in general. After being closed for more than seven months for a substantial renovation project in fiscal year 2006, it has taken some time for the Hotel, now operating as a Hilton, to gain recognition as a totally upgraded and higher level property after being under the Holiday Inn brand for almost 35 years.  The Hotel is also somewhat limited by having only 15,000 square feet of meeting room space. Other hotels, with greater meeting room space, may have a competitive advantage by being able to attract larger groups and small conventions. Increased competition from new hotels, or hotels that have been recently undergone substantial renovation, could have an adverse effect on occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPar”) and put pressure on the Partnership to make additional capital improvements to the Hotel to keep pace with the competition.

The Hotel’s target market is business travelers, leisure customers and tourists, and small to medium size groups. Since the Hotel operates in an upper scale segment of the market, we also face increased competition from providers of less expensive accommodations, such as limited service hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. Like other hotels, we have experienced a decrease in some higher rated corporate and business travel as many companies have cut their travel and entertainment budgets in response to economic conditions.  As a result, there is added pressure on all hotels in the San Francisco market to lower room rates in an effort to maintain occupancy levels during such periods. Although we have seen some signs of recovery in the San Francisco market during the 2011 fiscal year, like all hotels, we will remain subject to the uncertain domestic and global economic environment.

In this highly competitive market, management has continued to focus on ways to enhance the guest experience as well as improve operating efficiencies. During the last two fiscal years, the Hotel has upgraded its guest rooms with newer flat panel televisions systems that provide guests with greater entertainment options. The Hotel has also installed many energy saving controls and devices as part of its efforts to become greener and reduce operating costs. Currently, we are working on a new executive lounge on the 26th floor of the Hotel that is expected to open in early October 2011. We have also taken steps to improve out internet connectivity throughout the Hotel and will be providing more technological amenities for our guests. Management will continue to explore new and innovative ways to improve operations and to attract new guests to the Hotel at higher room rates.

The Hotel is also subject to certain operating risks common to all of the hotel industry, which could adversely impact performance. These risks include:

•	Competition for guests and meetings from other hotels including competition and pricing pressure from internet wholesalers and distributors;

•	increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

•	labor strikes, disruptions or lock outs;

•	dependence on demand from business and leisure travelers, which may fluctuate and is seasonal;

•	increases in energy costs, cost of fuel, airline fares and other expenses related to travel, which may negatively affect traveling;

•	terrorism, terrorism alerts and warnings, wars and other military actions, pandemics or other medical events or warnings which may result in decreases in business and leisure travel; and

•	adverse effects of downturns and recessionary conditions in international, national and/or local economies and market conditions.

Competition – Rental Properties

The ownership, operation and leasing of multifamily rental properties are highly competitive. The Company competes with domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors. In addition, The Company competes for tenants in markets primarily on the basis of property location, rent charged, services provided and the design and condition of improvements. The Company also competes with other quality apartment owned by public and private companies. The number of competitive multifamily properties in a particular market could adversely affect the Company’s ability to lease its multifamily properties, as well as the rents it is able to charge. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of quality apartment communities or potential purchasers of for-sale condominium units. The Company competes for residents in its apartment communities based on resident service and amenity offerings and the desirability of the Company’s locations. Resident leases at the Company’s apartment communities are priced competitively based on market conditions, supply and demand characteristics, and the quality and resident service offerings of its communities.

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

Environmental consultants retained by the Partnership or its lenders conducted updated Phase I environmental site assessments in fiscal year ended June 30, 2008 on the Hotel property. These Phase I assessments relied, in part, on Phase I environmental assessments prepared in connection with the Partnership’s first mortgage loan obtained in July 2005. Phase I assessments are designed to evaluate the potential for environmental contamination on properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly-available databases; however, Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties.

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

EMPLOYEES

As of June 30, 2011, the Company had a total of 8 full-time employees in its corporate office. Effective July 2002, the Company entered into a client service agreement with Insperity, formerly Administaff Companies II, L.P. (“Insperity”), a professional employer organization serving as an off-site, full service human resource department for its corporate office.  Insperity personnel management services are delivered by entering into a co-employment relationship with the Company’s employees. There are also approximately 31 employees at the Company’s properties outside of the State of California that are subject to similar co-employment relationships with Insperity. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Employees of Justice and management of the Hotel are not unionized and the Company believes that their relationships with the Hotel are satisfactory and consistent with the market in San Francisco. Most of the non-management employees of the Hotel are part of Local 2 of the Hotel Employees and Restaurant Employees Union (“UNITE HERE”); Stationary Engineers, Local 39; and the Teamsters Local 856. The Hotel’s contract with Local 2 expired on August 14, 2009. While Local 2 has sent a statutory letter to the Hotel to open negotiations, limited substantive discussions between the Hotel and union representatives have commenced to date. At this time, no disruptions to the operations of the Hotel have occurred and/or are expected resulting from the expired union contract and the unresolved contract negotiations. We expect substantive negotiations to begin in the near future.

The Hotel has two other labor agreements. An extension agreement with Stationary Engineers, Local 39 was tentatively agreed to in May 2011 with an effective date retroactive to January 11, 2011, and an expiration date of July 31, 2013. A new contract with Teamsters Local 856 was reached on March 10, 2011 with an effective date retroactive to January 1, 2011, and an expiration date of December 31, 2012.

ADDITIONAL INFORMATION

The Company files annual and quarterly reports on Forms 10-K and 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC” or the “Commission”). The public may read and copy any materials that we file with the Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

Other information about the Company can be found its website www.intgla.com. Reference in this document to that website address does not constitute incorporation by reference of the information contained on the website.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned directly by the Partnership. The Hotel is centrally located near the Financial District in San Francisco, one block from the Transamerica Pyramid. The EmbarcaderoCenter is within walking distance and NorthBeach is two blocks away.  Chinatown is directly across the bridge that runs from the Hotel to PortsmouthSquarePark. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 544 well-appointed guest rooms and luxury suites situated on 22 floors as well as a 5,400 square foot Tru Spa health and beauty spa on the lobby level.  The third floor houses the ChineseCultureCenter and grand ballroom.  The Hotel has approximately 15,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the ChineseCultureCenter with PortsmouthSquarePark in Chinatown.  The bridge, built and owned by the Partnership, is included in the lease to the ChineseCultureCenter.

Since the Hotel just completed renovations, there is no present program for any further major renovations; however, the Partnership expects to reserve approximately 4% of gross annual Hotel revenues each year for future capital requirements.  In the opinion of management, the Hotel is adequately covered by insurance.

HOTEL FINANCINGS

On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”).  The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $27,176,000 as of June 30, 2011.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,003,000 as of June 30, 2011.

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

The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of June 30, 2011. The Partnership paid a loan modification fee of $10,000. The loan continues as unsecured. As of June 30, 2011 and June 30, 2010, the interest rate was 5.75% and the outstanding balances were $2,202,000 and $2,500,000, respectively.

RENTAL PROPERTIES

At June 30, 2011, the Company's investment in real estate consisted of properties located throughout the United States, with a concentration in Texas and Southern California.  These properties include eighteen apartment complexes, two single-family houses as strategic investments and two commercial real estate properties.  All properties are operating properties.   In addition to the properties, the Company owns approximately 4.1 acres of unimproved real estate in Texas and 2 acres of unimproved land in Maui, Hawaii.

In the opinion of management, each of the properties is adequately covered by insurance.  None of the properties are subject to foreclosure proceedings or litigation, other than such litigation incurred in the normal course of business.  The Company's rental property leases are short-term leases, with no lease extending beyond one year.

Las Colinas, Texas.  The Las Colinas property is a water front apartment community along Beaver Creek that was developed in 1993 with 358 units on approximately 15.6 acres of land.  The Company acquired the complex on April 30, 2004 for approximately $27,145,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years.  Real estate property taxes for the year ended June 30, 2011 were approximately $553,000.  The outstanding mortgage balance was approximately $18,051,000 at June 30, 2011 and the maturity date of the mortgage is May 1, 2013.

Morris County, New Jersey.  The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land.  The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000.  Real estate property taxes for the year ended June 30, 2011 were approximately $206,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $9,220,000 at June 30, 2011 and the maturity date of the mortgage is May 1, 2013.

St. Louis, Missouri.  The St. Louis property is a two-story project with 264 units on approximately 17.5 acres.  The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000.  For the year ended June 30, 2011, real estate property taxes were approximately $165,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $5,878,000 at June 30, 2011 and the maturity date of the mortgage is May 29, 2013.

Florence, Kentucky.  The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres.  The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000.  For the year ended June 30, 2011, real estate property taxes were approximately$50,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $3,950,000 at June 30, 2011 and the maturity date of the mortgage is July 1, 2014.

Austin, Texas. The Austin property is a two-story project with 249 units on approximately 7.8 acres.  The Company acquired the complex with 190 units on November 18, 1999 for $4,150,000.  The Company also acquired an adjacent complex with 59 units on January 8, 2002 for $1,681,000.  For the year ended June 30, 2011, real estate taxes were approximately $147,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $7,041,000 at June 30, 2011 and the maturity date of the mortgage is July 1, 2023.  The Company also owns approximately 4.1 acres of unimproved land adjacent to this property.

Los Angeles, California.  The Company owns two commercial properties, thirteen apartment complexes, and two single-family houses in the general area of West Los Angeles.

The first Los Angeles commercial property is a 5,500 square foot, two story building that served as the Company's corporate offices until it was leased out, effective October 1, 2009 and the Company leased a new space for its corporate office.  The Company acquired the building on March 4, 1999 for $1,876,000. The property taxes for the year ended June 30, 2011 were approximately $29,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $1,118,000 at June 30, 2011 and the maturity date of the mortgage is March 25, 2014.

The second Los Angeles commercial property is a 5,900 square foot commercial building.  The Company acquired the building on September 15, 2000 for $1,758,000. The property taxes for the year ended June 30, 2011 were approximately $14,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $627,000 at June 30, 2011 and the maturity date of the mortgage is December 15, 2013.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units.  The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000.  For the year ended June 30,
2011, real estate property taxes were approximately $20,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $934,000 at June 30, 2011 and the maturity date of the mortgage is December 1, 2018.

The second Los Angeles apartment complex is a 29,000 square foot three-story apartment with 27 units.  This complex is held by Intergroup Woodland Village, Inc. ("Woodland Village"), which is 55.4% and 44.6% owned by Santa Fe and the Company, respectively.  The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000.  For the year ended June 30, 2011, real estate property taxes were approximately $59,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $3,236,000 at June 30, 2011 and the maturity date of the mortgage is December 1, 2020.

The third Los Angeles apartment complex is a 12,700 square foot apartment with 14 units.  The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000.  For the year ended June 30, 2011, real estate property taxes were approximately $34,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $1,850,000 at June 30, 2011 and the maturity date of the mortgage is March 1, 2021.

The fourth Los Angeles apartment complex is a 10,500 square foot apartment with 9 units.  The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000.  For the year ended June 30, 2011, real estate property taxes were approximately $27,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $1,262,000 at June 30, 2011 and the maturity date of the mortgage is March 1, 2021.

The fifth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units.  The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000.  For the year ended June 30, 2011, real estate property taxes were approximately $102,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $5,745,000 at June 30, 2011 and the maturity date of the mortgage is December 1, 2020.

The sixth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units.  The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000.  For the year ended June 30, 2011, real estate property taxes were approximately $69,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2003, the operations of this property stopped and in December 2003, major renovations of the property began.  In May 2004, the Company obtained a construction loan in the amount of $6,268,000 as part of a major renovation.  In July 2006, the renovation of the property was completed and renting of the apartments commenced.  In August 2007, the construction loan was refinanced to a note payable.  The outstanding mortgage balance was approximately $6,699,000 at June 30, 2011 and the maturity date of the mortgage is September 1, 2022.

The seventh Los Angeles apartment complex is a 3,000 square foot apartment with 4 units.  The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000.  For the year ended June 30, 2011, real estate property taxes were approximately $16,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $390,000 at June 30, 2011 and the maturity date of the mortgage is August 1, 2030.

The eighth Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units.  The Company acquired the property on July 28, 2000at an initial cost of approximately $1,005,000.  For the year ended June 30, 2011, real estate property taxes were approximately $16,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $657,000 at June 30, 2011 and the maturity date of the mortgage is December 1, 2018.

The ninth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units.  The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000.  For the year ended June 30, 2011, real estate property taxes were approximately $21,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $965,000 at June 30, 2011 and the maturity date of the mortgage is December 1, 2018.

The tenth Los Angeles apartment complex is a 32,800 square foot two-story apartment with 24 units.  The Company acquired the property on March 8, 2001 at an initial cost of approximately $2,859,000.  For the year ended June 30, 2011, real estate property taxes were approximately $45,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $1,540,000 at June 30, 2011 and the maturity date of the mortgage is April 1, 2031.

The eleventh Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units.  The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000.  For the year ended June 30, 2011, real estate property taxes were approximately $19,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $506,000 at June 30, 2011 and the maturity date of the mortgage is November 1, 2029.

The twelfth Los Angeles apartment complex, which is owned 100% by the Company’s subsidiary Santa Fe, is a 4,200 square foot two-story apartment with 2 units.  Santa Fe acquired the property on February 1, 2002 at an initial cost of approximately $785,000. For the year ended June 30, 2011, real estate property taxes were approximately $11,000. Depreciation is recorded on the straight-line method based upon an estimated useful Life of 40 years.  The outstanding mortgage balance was approximately $398,000 at June 30, 2011 and the maturity date of the mortgage is January 18, 2032.

The thirteenth apartment which is located in Marina del Rey, California, is a 6,316 square foot two-story apartment with 9 units.  The Company acquired the property on April 29, 2011 at an initial cost of approximately $4,000,000.  The annual real estate tax is estimated to be approximately $54,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years.  The outstanding mortgage balance was approximately $1,485,000 at June 30, 2011 and the maturity date of the mortgage is May 1, 2021.

The first Los Angeles single-family house is a 2,771 square foot home.  The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000.  For the year ended June 30, 2011, real estate property taxes were approximately $10,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $426,000 at June 30, 2011 and the maturity date of the mortgage is December 1, 2030.

The second Los Angeles single-family house is a 2,201 square foot home.  The Company acquired the property on August 22, 2003 at an initial cost of approximately $700,000.  For the year ended June 30, 2011, real estate property taxes were approximately $12,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $459,000 at June 30, 2011 and the maturity date of the mortgage is November 1, 2033.

In August 2004, the Company purchased an approximately two acre parcel of unimproved land in Kihei, Maui, Hawaii for $1,467,000.  The Company intends to obtain the entitlements and permits necessary for the joint development of the parcel with an adjoining landowner into residential units. After the completion of this predevelopment phase, the Company will determine whether it more advantageous to sell the entitled property or to commence with construction. Due to current economic conditions, the project is on hold.

MORTGAGES

Further information with respect to mortgage notes payable of the Company is set forth in Note 11 of the Notes to Consolidated Financial Statements.

ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year.  The economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) and the physical occupancy(gross potential rent less vacancy loss divided by gross potential rent) for each of the Company's operating properties for fiscal year ended June 30, 2011 are provided below.

	Economic	Physical
Property	Occupancy	Occupancy
1. Las Colinas,TX	62%	85%
2. Morris County, NJ	83%	95%
3. St. Louis, MO	68%	76%
4. Florence, KY	77%	91%
5. Austin, TX	66%	88%
6. Los Angeles, CA (1)	75%	98%
7. Los Angeles, CA (2)	70%	99%
8. Los Angeles, CA (3)	89%	95%
9. Los Angeles, CA (4)	87%	97%
10. Los Angeles, CA (5)	71%	99%
11. Los Angeles, CA (6)	72%	92%
12. Los Angeles, CA (7)	88%	96%
13. Los Angeles, CA (8)	87%	99%
14. Los Angeles, CA (9)	83%	95%
15. Los Angeles, CA (10)	79%	95%
16. Los Angeles, CA (11)	85%	95%
17. Los Angeles, CA (12)	85%	93%
18. Marina del Rey (13)	*	*

* Purchased in April 2011.

The Company’s Los Angeles, California properties are subject to various rent control laws, ordinances and regulations which impact the Company’s ability to adjust and achieve higher rental rates.

The Company’s two commercial properties in Los Angeles, California are fully leased to two respective tenants.  The first commercial building lease ends in November of 2011 with the tenant having the option to extend the lease for another five years.  The second commercial building lease ends in September 2016.

Item 3.  Legal Proceedings.

The Company is not subject to any legal proceedings requiring disclosure.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

The Company's Common Stock is listed and trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market, LLC under the symbol: “INTG”.  The following table sets forth the high and low sales prices for the Company’s common stock for each quarter of the last two fiscal years ended June 30, 2011 and 2000 as reported by NASDAQ.

Fiscal 2011	High	Low

First Quarter (7/ 1 to 9/30)	$16.94	$14.04
Second Quarter (10/1 to 12/31)	$25.94	$16.91
Third Quarter (1/1 to 3/31)	$22.80	$19.00
Fourth Quarter (4/1 to 6/30)	$25.46	$23.00

Fiscal 2010

First Quarter (7/ 1 to 9/30)	$12.01	$7.80
Second Quarter (10/1 to 12/31)	$11.64	$8.35
Third Quarter (1/1 to 3/31)	$11.34	$8.50
Fourth Quarter (4/1 to 6/30)	$16.24	$10.86

As of September 13, 2011, the approximate number of holders of record of the Company’s Common Stock was 535.Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in names of various brokers, clearing agencies or other nominees.  Including beneficial holders, there are approximately 950 shareholders of the Company’s Common Stock.

DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

This information appears in Part III, Item 12 of this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not make any purchases of its equity securities during the last quarter of fiscal 2011.

Item 6.  Selected Financial Data.

Not required for smaller reporting companies.

Item 7.  Management Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 68.8% owned subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets.  Portsmouth has a 50.0% limited partnership interest in Justice and serves as the managing general partner of Justice. Evon Corporation (“Evon”) serves as the other general partner. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, known as the Hilton San Francisco Financial District (the “Hotel”). The financial statements of Justice have been consolidated with those of the Company. See Note 2 to the Consolidated Financial Statements.

The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. The term of the Agreement is for a period of 15 years commencing on January 12, 2006, with an option to extend the license term for another five years, subject to certain conditions. Justice also has a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform the day-to-day management functions of the Hotel.

Until September 30, 2008, the Partnership also derived income from the lease of the parking garage to Evon.  Effective October 1, 2008, Justice entered into an installment sale agreement with Evon to purchase the remaining term of the garage lease and related garage assets, and assumed the contract with Ace Parking for the operations of the garage. Justice also leases a portion of the lobby level of the Hotel to a day spa operator.  Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees are eliminated in consolidation.

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate.  Properties include eighteen apartment complexes, two commercial real estate properties, and two single-family houses as strategic investments.  The properties are located throughout the United States, but are concentrated in Texas and Southern California.  The Company also has investments in unimproved real property.  All of the Company’s residential rental properties in California are managed by professional third party property management companies and the rental properties outside of California are managed by the Company. The commercial real estate in California is also managed by the Company.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors.  The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.

Fiscal Year Ended June 30, 2011 Compared to Fiscal Year Ended June 30, 2010

The Company had net income of $10,443,000 for the year ended June 30, 2011 compared to a net loss of $4,575,000 for the year ended June 30, 2010.   The change is primarily attributable to the substantial income generated from investing activities and, to a lesser extent, the significant improvement in the operations of the hotel and the gain on the sale of real estate during the current year.

The Company had net income from hotel operations of $512,000 for the fiscal year ended June 30, 2011, compared to a net loss of $2,390,000 for the fiscal year ended June 30, 2010. The change to net income from hotel operations from a net loss is primarily attributable to a $1,280,000 decrease in depreciation and amortization expense as many of the furniture and fixture improvements from the renovation of the Hotel reached full deprecation during fiscal 2011. The Hotel also had a significant increase in room revenues compared to the prior year.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2011 and 2010.

For the years ended June 30,	2011	2010
Hotel revenues:
Hotel rooms	$27,839,000	$24,848,000
Food and beverage	5,028,000	4,703,000
Garage	2,599,000	2,507,000
Other operating departments	816,000	622,000
Total hotel revenues	36,282,000	32,680,000
Operating expenses excluding interest, depreciation and amortization	(29,299,000)	(27,223,000)
Operating income before interest, depreciation and amortization	6,983,000	5,457,000
Interest	(2,806,000)	(2,902,000)
Depreciation and amortization	(3,665,000)	(4,945,000)

Net income (loss) from hotel operations	$512,000	$(2,390,000)

For the fiscal year ended June 30, 2011, the Hotel generated operating income of $6,983,000 before interest, depreciation and amortization, on total operating revenues of $36,282,000 compared to operating income of $5,457,000 before interest, depreciation and amortization, on operating revenues of $32,680,000 for the fiscal year ended June 30, 2010. The increase in income from Hotel operations is primarily attributable to increases in room, food and beverage, and other revenues in the current year, partially offset by an increase in operating expenses due to higher labor costs and increased staffing to improve guest satisfaction, as well as greater franchise and management fees which are based on a percentage of revenues.

Room revenues increased by $2,991,000 for the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010 and food and beverage revenues increased by $325,000 for the same period. The increase in room revenues was primarily attributable to a significant increase in average daily room rates during fiscal 2011 as the Hotel began to see an increase in higher rated leisure, corporate and group business travel, which also resulted in higher in food and beverage revenues.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the fiscal years ended June 30, 2011 and 2010.

Fiscal Year ended June 30,	Average Daily Rate	Average Occupancy %	RevPar

2011	$163	86%	$140
2010	$143	87%	$125

The operations of the Hotel experienced an increase in the higher rated business and group travel segments in fiscal 2011 as the hospitality industry began to see some recovery. As a result, the Hotel’s average daily rate increased significantly by $20 for the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010. The modest decrease in occupancy of 1% was due to the Hotel being able to reduce the amount of discounted Internet business that it was forced to take in the prior year to maintain occupancy in a very competitive market. As a result, the Hotel was able to achieve a RevPar number that was $15 higher than fiscal 2010.

During the past year we have seen our management team guide our Hotel through a difficult economic period by taking bold steps to reduce expenses and implement innovative strategies in order to improve operations and enhance our competitiveness in the market. Currently, we are working on a new executive lounge on the 26th floor of the Hotel that is expected to open in early October 2011. We have also taken actions to improve out internet connectivity throughout the Hotel and will be providing more technological amenities for our guests.

We will continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition. Moving forward, we will also focus on cultivating more international business, especially from China, and capturing a higher percentage of corporate and group travel. During the last twelve months, we have seen some improvement in business and leisure travel. If that trend in the San Francisco market and the hotel industry continues, it should translate into an increase in room revenues and profitability. However, like all hotels, we will remain subject to the uncertain domestic and global economic environment.

While operating in a highly competitive rental market, real estate operations remained relatively consistent.  The Company had real estate revenues were $13,932,000 for the year ended June 30, 2011 compared with revenues of $13,738,000 for the year ended June 30, 2010.  Real estate operating expenses were $7,444,000 and $7,101,000 for the comparative periods.  Depreciation related to the Company’s real estate operations increased to $2,646,000 for the year ended June 30, 2011 from $1,960,000 for the year ended June 30, 2010 primarily as the result of a one-time depreciation expense catch-up of $727,000 recorded in the current year due to the reclass of the Company’s held for sale property from discontinued operations to continuing operations.   Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

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

The Company had a net gainon marketable securities of $2,675,000 for the year ended June 30, 2011 as compared to a net loss on marketable securities of $747,000 for the year ended June 30, 2010.  For the year ended June 30, 2011, the Company had a net realized gain of $47,000 and a net unrealized gain of $2,628,000.  For the year ended June 30, 2010, the Company had a net realized gain of $3,993,000 and a net unrealized loss of $4,740,000.  Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net income.  However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value.  For a more detailed description of the composition of the Company’s marketable securities please see the Marketable Securities section below.

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments, net of other than temporary impairment losses.  As of June 30, 2011, the Company had net other investments of $17,285,000. On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $13,231,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE) for 13,231 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $1,809,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value.  The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $13,231,000.  The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently raised $35.7 million in new capital from other investors in October 2010.   The Company recorded an unrealized gain of $11,422,000 related to the preferred stock received as part of the debt restructuring.  This gain is included in the net unrealized gain on other investments on the Consolidated Statement of Operations.

During the year ended June 30, 2011 and 2010, the Company performed an impairment analysis of its other investments and determined that one of its investments had other than temporary impairment and recorded impairment losses of $976,000 and $1,805,000, for each respective period.

Dividend and interest income increased to $1,540,000 for the year ended June 30, 2011 from $425,000 for the year ended June 30, 2010 primarily as the result of receiving a stock dividend of $845,000 from Comstock during the current year.

Margin interest and trading expenses increased to $1,577,000 for the year ended June 30, 2011 from $1,398,000 for the year ended June 30, 2010.  The increase is primarily due to the increase in margin interest expense to $547,000 for the year ended June 30, 2011 from $435,000 for the year ended June 30, 2010.  The increase is the result of the maintenance of higher margin balances.

During the year ended June 30, 2011, the Company had an income tax expense of $5,065,000 on both continuing and discontinued operations compared to anincome tax benefit of $1,639,000 during the year ended June 30, 2010.  The effective tax rate is higher for the year ended June 30, 2011 as compared to the year ended June 30, 2010 primarily due to having income from Justice, of which 50% is taxable to Portsmouth, which resulted in a lower amount of noncontrolling interest that was reconciled against the net income of the Company for income tax calculation purposes.

MARKETABLE SECURITIES

As of June 30, 2011 and 2010, the Company had investments in marketable equity securities of $19,438,000 and $7,712,000, respectively.  The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of June 30, 2011		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$4,978,000	25.6%
Services	3,740,000	19.2%
Investment funds	3,358,000	17.3%
Financial services	2,012,000	14.7%
REITs and real estate companies	2,851,000	10.4%
Other	2,499,000	12.8%
	$19,438,000	100.0%

As of June 30, 2010		% of Total
		Investment
Industry Group	Fair Value	Securities

Investment funds	$3,271,000	42.4%
REITs	1,946,000	25.2%
Healthcare	668,000	8.7%
Financial services	551,000	7.1%
Other	1,276,000	16.6%
	$7,712,000	100.0%

The Company’s investment portfolio is diversified with 73 different equity positions. The portfolio contains two individual equity security positions that are more than 5% of the total equity value of the portfolio, with the largest representing approximately 21.3% of the total equity value of the entire portfolio. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2011	2010
Net gain (loss) on marketable securities	$2,675,000	$(747,000)
Net unrealized gain on other investments	11,565,000	181,000
Impairment loss on other investments	(976,000)	(1,805,000)
Dividend and interest income	1,540,000	425,000
Margin interest expense	(547,000)	(435,000)
Trading and management expenses	(1,030,000)	(963,000)
	$13,227,000	$(3,344,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations, real estate operations and from the investment of its cash in marketable securities and other investments.

Following the temporary suspension of operations in May 2005 for major renovations, the Hotel started, and continues, to generate cash flows from its operations. As a result, Justice was able to pay some limited partnership distributions in fiscal years 2008 and 2009. However, due to the significant downturn in the San Francisco hotel market beginning in September 2008 and the continued weakness in domestic and international economies, no Partnership distributions were paid in fiscal 2011 and 2010. During such periods, the Company has to depend more on the revenues generated from the investment of its cash and marketable securities and from its general partner management fees. Since we have seen some recent improvements in the operations of the Hotel, and the San Francisco market in general, the Partnership may be in a position to consider limited partnership distributions in fiscal 2012. The general partners will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee.  As a result of that new agreement and the increase in Hotel gross revenues in fiscal 2011, total general partner fees paid to Portsmouth for the year ended June 30, 2011 increased to $323,000, compared to $264,000 for the year ended June 30, 2010.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”).  The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $27,176,000 as of June 30, 2011.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $18,003,000 as of June 30, 2011.

Effective April 29, 2010, the Partnership obtained a modification of its $2,500,000 unsecured revolving line of credit facility with East West Bank (formerly United Commercial Bank) that was to mature on April 30, 2010, and converted that line of credit facility to an unsecured term loan. The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a nine-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the Wall Street Journal Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of June 30, 2011. As of June 30, 2011, the interest rate was 5.75% and the outstanding balance was $2,202,000.

Despite the downturns in the economy, the Hotel has continued to generate positive cash flows. While the debt service requirements related to the two Prudential loans, as well as the new term loan to pay off the line of credit, may create some additional risk for the Company and its ability to generate cash flows in the future since the Partnership’s assets had been virtually debt free for a number of years, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership’s current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

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

In December 2010, the Company modified its $5,932,000 mortgage note payable on the property located in St. Louis, Missouri.   Prior to the modification of the mortgage note, the Company paid a fixed rate of 6.16%.  Upon modification, the interest rate was based upon LIBOR (London Interbank Offered Rate) plus 3.5%.    Concurrent to the modification of the note, the Company entered into a rate swap agreement in order to settle the variable rate (i.e., LIBOR) into a fixed rate of 1.35%, thereby allowing the Company to pay a total fixed interest rate of 4.85%.   The swap agreement matures in May 2013.  A swap is a contractual agreement to exchange interest rate payments.  Under the swap agreement, the Company agrees to pay the bank (counterparty) a fixed rate and the bank agrees to pay the Company a floating rate.  The interest rate swap agreement is being measured at fair value, but was not designated by the Company as a cash flow hedge.  Should the Company terminate the swap contract prematurely, it would be required to pay the fair value of the swap valued at $91,000 as of June 30, 2011, which is recorded as a liability by the Company under “accounts payable and other liabilities” in the consolidated balance sheet.  The change in the fair valueof the instrument is recognized and recorded in the “net unrealized gain (loss) on other investments and derivative instruments” in the consolidated statement of operations.

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

Management believes that its cash, securities assets, and the cash flows generated from those assets and from partnership distributions and management fees, will be adequate to meet the Company’s current and future obligations.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$117,616,000	$2,405,000	$2,431,000	$1,821,000	$1,786,000	$42,243,000	$66,930,000
Other notes payable	2,786,000	651,000	569,000	1,558,000	8,000	-	-
Interest	35,340,000	6,378,000	6,367,000	7,531,000	4,112,000	2,053,000	8,899,000
Total	$155,742,000	$9,434,000	$9,367,000	$10,910,000	$5,906,000	$44,296,000	$75,829,000

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

We have audited the accompanying consolidated balance sheets of The InterGroup Corporation and its subsidiaries (the Company) as of June 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 2011.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The InterGroup Corporation and its subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
September 21, 2011

THE INTERGROUP CORPORATION
CONSOLIDATED BALANCE SHEETS

As of June 30,	2011	2010

ASSETS
Investment in hotel, net	$40,143,000	$41,961,000
Investment in real estate, net	69,270,000	66,395,000
Property held for sale	-	1,982,000
Investment in marketable securities	19,438,000	7,712,000
Other investments, net	17,285,000	6,651,000
Cash and cash equivalents	1,364,000	1,140,000
Restricted cash	2,148,000	1,641,000
Other assets, net	4,718,000	4,645,000

Total assets	$154,366,000	$132,127,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
Accounts payable and other liabilities	$11,347,000	$10,473,000
Due to securities broker	9,454,000	2,235,000
Obligations for securities sold	674,000	1,698,000
Other notes payable	2,786,000	3,688,000
Mortgage notes payable - hotel	45,179,000	45,990,000
Mortgage notes payable - real estate	72,437,000	67,044,000
Mortgage notes payable - property held for sale	-	3,248,000
Deferred income taxes	5,987,000	1,135,000
Total liabilities	147,864,000	135,511,000

Commitments and contingencies

Shareholders' equity (deficit):
Preferred stock, $.01 par value, 100,000 shares
authorized; none issued
Common stock, $.01 par value, 4,000,000 shares authorized;
3,322,172 and 3,290,872 issued; 2,398,438 and 2,401,884
outstanding, respectively	33,000	33,000
Additional paid-in capital	9,371,000	9,109,000
Retained earnings	12,941,000	4,190,000
Treasury stock, at cost, 923,734 shares in 2011 and 888,988 shares in 2010	(10,299,000)	(9,564,000)
Total InterGroup shareholders' equity	12,046,000	3,768,000
Noncontrolling interest	(5,544,000)	(7,152,000)
Total shareholders' equity (deficit)	6,502,000	(3,384,000)

Total liabilities and shareholders' equity (deficit)	$154,366,000	$132,127,000

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2011	2010
Revenues:
Hotel	$36,282,000	$32,680,000
Real estate	13,932,000	13,738,000
Total revenues	50,214,000	46,418,000
Costs and operating expenses:
Hotel operating expenses	(29,299,000)	(27,223,000)
Real estate operating expenses	(7,444,000)	(7,101,000)
Depreciation and amortization expense	(6,311,000)	(6,905,000)
General and administrative expense	(1,877,000)	(1,814,000)

Total costs and operating expenses	(44,931,000)	(43,043,000)

Income from operations	5,283,000	3,375,000
Other income (expense):
Interest expense	(6,367,000)	(6,492,000)
Net gain (loss) on marketable securities	2,675,000	(747,000)
Net unrealized gain on other investments and derivative instruments	11,565,000	181,000
Impairment loss on other investments	(976,000)	(1,805,000)
Dividend and interest income	1,540,000	425,000
Trading and margin interest expense	(1,577,000)	(1,398,000)
Net other income (expense)	6,860,000	(9,836,000)

Income (loss) before income taxes	12,143,000	(6,461,000)
Income tax (expense) benefit	(3,796,000)	1,737,000
Income (loss) from continuing operations	8,347,000	(4,724,000)
Discontinued operations:
Income from discontinued operations	75,000	247,000
Gain on the sale of real estate	3,290,000	-
Income tax expense	(1,269,000)	(98,000)
Income from discontinued operations	2,096,000	149,000
Net income (loss)	10,443,000	(4,575,000)
Less: Net (income) loss attributable to the noncontrolling interest	(1,692,000)	2,026,000
Net income (loss) attributable to InterGroup	$8,751,000	$(2,549,000)

Net income (loss) per share from continuing operations
Basic	$3.46	$(1.98)
Diluted	$3.33	$(1.98)
Net income per share from discontinued operations
Basic	$0.87	$0.06
Diluted	$0.84	$0.06
Net income (loss) per share attributable to InterGroup
Basic	$3.63	$(1.07)
Diluted	$3.49	$(1.07)

Weighted average number of common shares outstanding	2,411,242	2,383,602
Weighted average number of diluted common shares outstanding	2,506,888	2,383,602

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional			InterGroup		Total
			Paid-in	Retained	Treasury	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Earnings	Stock	Equity	Interest	Equity (Deficit)

Balance at June 30, 2009	3,216,653	$32,000	$8,959,000	$6,739,000	$(9,564,000)	$6,166,000	$(5,126,000)	$1,040,000

Net loss	-	-	-	(2,549,000)	-	(2,549,000)	(2,026,000)	(4,575,000)

Issuance of stock	6,004	-	72,000	-	-	72,000	-	72,000

Conversion of RSU to stock	65,215	1,000	(1,000)	-	-	-	-	-

Exercise of stock options	3,000	-	36,000	-	-	36,000	-	36,000

Stock options expense		-	43,000	-	-	43,000	-	43,000

Balance at June 30, 2010	3,290,872	33,000	9,109,000	4,190,000	(9,564,000)	3,768,000	(7,152,000)	(3,384,000)

Net income	-	-	-	8,751,000	-	8,751,000	1,692,000	10,443,000

Issuance of stock	4,716	-	72,000	-	-	72,000	-	72,000

Conversion of RSU to stock	17,564	-	-	-	-	-	-	-

Stock options exchanged for stock	6,020	-	-	-	-	-	-	-

Exercise of stock options	3,000	-	38,000	-	-	38,000	-	38,000

Stock options expense	-	-	278,000	-	-	278,000	-	278,000

Investment in Santa Fe	-	-	(126,000)	-	-	(126,000)	(84,000)	(210,000)

Purchase of treasury stock	-	-	-	-	(735,000)	(735,000)	-	(735,000)

Balance at June 30, 2011	3,322,172	$33,000	$9,371,000	$12,941,000	$(10,299,000)	$12,046,000	$(5,544,000)	$6,502,000

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2011	2010
Cash flows from operating activities:
Net income (loss)	$10,443,000	$(4,575,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,311,000	6,905,000
Gain on sale of real estate	(3,290,000)	-
Net unrealized (gain) loss on marketable securities	(2,628,000)	4,740,000
Unrealized gain on other investments and derivative instruments	(11,565,000)	(181,000)
Impairment loss on other investments	976,000	1,805,000
Gain on insurance recovery	(322,000)	(178,000)
Stock compensation expense	350,000	115,000
Changes in assets and liabilities:
Investment in marketable securities	(9,098,000)	1,468,000
Other assets	(133,000)	(257,000)
Accounts payable and other liabilities	874,000	558,000
Due to securities broker	7,219,000	(2,605,000)
Obligations for securities sold	(1,024,000)	(407,000)
Deferred taxes	4,852,000	(1,704,000)
Net cash provided by operating activities	2,965,000	5,684,000

Cash flows from investing activities:
Proceeds from sale of real estate	5,291,000	-
Investment in hotel	(1,787,000)	(1,329,000)
Investment in real estate	(5,218,000)	(161,000)
Investment in other investments	(45,000)	(1,708,000)
Investment in Santa Fe	(210,000)	-
Restricted cash	(507,000)	(43,000)
Net cash used in investing activities	(2,476,000)	(3,241,000)

Cash flows from financing activities:
Proceeds from line of credit	-	689,000
Borrowings from mortgage notes payable	13,654,000	-
Principal payments on mortgage notes payable	(12,320,000)	(2,206,000)
Payments on other notes payable	(902,000)	(846,000)
Purchase of treasury stock	(735,000)	-
Proceeds from exercise of options	38,000	36,000
Net cash used in financing activities	(265,000)	(2,327,000)

Net increase in cash and cash equivalents	224,000	116,000
Cash and cash equivalents at the beginning of the year	1,140,000	1,024,000
Cash and cash equivalents at the end of the year	$1,364,000	$1,140,000

Supplemental information:
Income tax paid	$116,000	$103,000
Interest paid	$7,037,000	$7,115,000
Conversion of line of credit into other notes payable	$-	$2,500,000
Fixed assets acquired through capital leases	$-	$755,000

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES:

Description of the Business

The InterGroup Corporation, a Delaware corporation, (“InterGroup” or the “Company”) was formed to buy, develop, operate and dispose of real property and to engage in various investment activities to benefit the Company and its shareholders.

As of June 30, 2011, the Company had the power to vote 81% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe’s revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 11.7% of the common stock of Portsmouth. Portsmouth has a 50.0% limited partnership interest in Justice Investors (“Justice”, “the Partnership” or “the Hotel”) and serves as one of the two general partners. The other general partner, Evon Corporation (“Evon”), served as the managing general partner until December 1, 2008 at which time Portsmouth assumed the role of managing general partner. As discussed in Note 2, the financial statements of Justice are consolidated with those of the Company.

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

Justice leased the parking garage to Evon through September 30, 2008. Effective October 1, 2008, Justice and Evon entered into an Installment Sale Agreement whereby Justice purchased all of Evon’s right, title, and interest in the remaining term of its lease of the parking garage, which was to expire on November 30, 2010, and other related assets. Justice also agreed to assume Evon’s contract with Ace Parking Management, Inc. (“Ace Parking”) for the management of the garage and any other liabilities related to the operation of the garage commencing October 1, 2008. The management agreement with Ace Parking was extended for another 62 months, effective November 1, 2010. The Partnership also leases a day spa on the lobby level to Tru Spa. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees are eliminated in consolidation.

Due to the temporary closing of the Hotel to undergo major renovations from May 2005 until January 2006 to transition and reposition the Hotel from a Holiday Inn to a Hilton, and the substantial depreciation and amortization expenses resulting from the renovations and operating losses incurred as the Hotel ramped up operations after reopening, Justice has recorded net losses. These losses were anticipated and planned for as part of the Partnership’s renovation and repositioning plan for Hotel and management considers those net losses to be temporary. The Hotel has been generating positive cash flows from operations since June 2006 and net income is expected to improve in the future, especially since depreciation and amortization expenses attributable to the renovation will decrease substantially. For the fiscal year ended June 30, 2011, that trend of net losses was reversed as the Company recorded net income from hotel operations of $512,000. Despite the significant downturn in the economy, management believes that the revenues expected to be generated from the Hotel, garage and the Partnership’s leases will be sufficient to meet all of the Partnership’s current and future obligations and financial requirements. Management also believes that there is significant equity in the Hotel to support additional borrowings, if necessary.

In addition to the operations of the Hotel, the Company also generates income from the ownership of real estate. Properties include apartment complexes, commercial real estate, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. The Company’s residential rental properties located in California are managed by a professional third party property management company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all controlled subsidiaries. All significant inter-company transactions and balances have been eliminated.

Investment in Hotel, Net

The Hotel property and equipment are stated at cost less accumulated depreciation. Building improvements are being depreciated on a straight-line basis over their useful lives ranging from 3 to 39 years. Furniture, fixtures, and equipment are being depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years.

Repairs and maintenance are charged to expense as incurred. Costs of significant renewals and improvements are capitalized and depreciated over the shorter of its remaining estimated useful life or life of the asset. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts; any resulting gain or loss is included in other income (expenses).

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2011 and 2010.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2011 and 2010.

The fair value of the tangible assets of an acquired property, which includes land, building and improvements, is determined by valuing the property as if they were vacant, and incorporates costs during the lease-up periods considering current market conditions and costs to execute similar leases such lost rental revenue and tenant improvements. The value of tangible assets are depreciated using straight-line method based upon the assets estimated useful lives.

The value of in-place leases is amortized to expense over the expected remaining terms of the associated leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off in the period that the lease is terminated. The value of in-place leases for real estate acquired during the year ended June 30, 2011 was not material.

The value of above or below market lease is based on the present value, using an interest rate which reflects the risks associated with the lease acquired, of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management’s estimate of fair market lease rate for the corresponding in-place lease, measured over a period that the leases are expected to remain in effect. In connection with the Company’s acquisition of a real property during the year ended June 30, 2011, the Company recorded below-market lease liability of approximately $427,000 and amortizes such amount as an increase to rental income over period that the leases are expected to remain in effect, which range from 1 year to 15 years.

Investment in Marketable Securities

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the consolidated statements of operations.

Other Investments, Net

Other investments include non-marketable securities that are carried at cost net of any impairment loss and non-marketable warrants carried at fair value. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2011 and 2010, the Company recorded impairment losses related to other investments of $976,000 and $1,805,000, respectively.

Derivative Financial Instruments

The Company has investments in stock warrants and has entered into an interest rate swap, both of which are considered derivative instruments.

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value on the Company’s consolidated balance sheets.

For the investment in stock warrants, the Company used the Black-Scholes option valuation model to estimate the fair value these instruments which requires management to make significant assumptions including trading volatility, estimated terms, and risk free rates. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based models are highly volatile and sensitive to changes in the trading market price of the underlying common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s consolidated statement of operations will reflect the volatility in these estimate and assumption changes.

The Company measures the interest rate swap agreement at fair value at the end of each reporting period. The Company opted not designate the interest rate swap agreement as a cash flow hedge; hence, the change in fair value of the interest rate swap agreement is reported as unrealized gain or loss in the consolidated statement of operations.

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

Other Assets, Net

Other assets include accounts receivable, prepaid insurance, loan fees, franchise fees, license fees, inventory and other miscellaneous assets. Loan fees are stated at cost and amortized over the term of the loan using the effective interest method. Franchise fees are stated at cost and amortized over the life of the agreement (15 years). License fees are stated at cost and amortized over 10 years.

Accounts receivable from the Hotel and rental property customers are carried at cost less an allowance for doubtful accounts that is based on management’s assessment of the collectability of accounts receivable. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers.

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

Of the total accounts payable and other liabilities balance of $11,347,000, $8,112,000 is accounts payable related to Justice Investors and its hotel operations.

Treasury Stock

The Company records the acquisition of treasury stock under the cost method.

Fair Value of Financial Instruments

The Company accounts for its assets and liabilities under accounting standards of fair value measurement. Under these standards, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Accounting standards for fair value measurement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

Level 1–inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2–inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3–inputs to the valuation methodology are unobservable and significant to the fair value.

Revenue Recognition

Room revenue is recognized on the date upon which a guest occupies a room and/or utilizes the Hotel’s services. Food and beverage revenues are recognized upon delivery. Garage revenue is recognized when a guest uses the garage space.

Rental revenue is recognized on the straight-line method of accounting whereby contractual rent payment increases are recognized evenly over the lease term, regardless of when the rent payments are received by Justice. The leases contain provisions for base rent plus a percentage of the lessees’ revenues, which are recognized when earned.

Revenue recognition from apartment rentals commences when an apartment unit is placed in service and occupied by a rent-paying tenant. Apartment units are leased on a short-term basis, with no lease extending beyond one year.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $337,000 and $278,000 for the years ended June 30, 2011 and 2010, respectively.

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

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions.

Environmental Remediation Costs

Liabilities for environmental remediation costs are recorded and charged to expense when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Recoveries of such costs are recognized when received. As of June 30, 2011 and 2010, there were no liabilities for environmental remediation.

Earnings (Loss) Per Share

Basic income(loss) per share is computed by dividing net income(loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income(loss) per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options and restricted stock units (RSUs). As of June 30, 2011, the Company had 95,646 stock options and RSUs that  were considered potentially dilutive common shares. As of June 30, 2010, the Company had 75,000 stock options and RSUs that were considered potentially dilutive common shares. The basic and diluted earnings per share were the same for the year ended June 30, 2010 because of the Company’s net loss from continuing operations.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Improving Disclosures About Fair Value Measurements.” Effective January 1, 2010, ASU 2010-06 requires the separate disclosure of significant transfers into and out of the Level 1 and Level 2 categories and the reasons for such transfers, and also requires fair value measurement disclosures for each class of assets and liabilities as well as disclosures about valuation techniques and inputs used for recurring and nonrecurring Level 2 and Level 3 fair value measurements. The Company adopted this amendment during fiscal year 2010, which resulted in additional disclosures in the Company’s consolidated financial statements. Effective in fiscal years beginning after December 15, 2010, ASU 2010-06 also requires Level 3 disclosure of purchases, sales, issuances and settlements activity on a gross rather than a net basis.

The Consolidation Topic of the FASB ASC 810 provides a new accounting provision regarding the consolidation of variable interest entities (“VIEs”). The new accounting provision modifies the existing quantitative guidance used in determining the primary beneficiary of a VIE by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. Additionally, the accounting provision requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that triggers a reassessment of whether an entity is a VIE. The new accounting update became effective for the Company on July 1, 2010. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (International Financial Reporting Standard).” ASU 2011-04 attempts to improve the comparability of fair value measurements disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. Amendments in ASU 2011-04 clarify the intent of the application of existing fair value measurement and disclosure requirements, as well as change certain measurement requirements and disclosures. ASU 2011-04 is effective for the Company beginning January 1, 2012 and will be applied on a prospective basis. We do not believe that the adoption of ASU 2011-04 will have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 changes the way other comprehensive income (“OCI”) appears within the financial statements. Companies will be required to show net income, OCI and total comprehensive income in one continuous statement or in two separate but consecutive statements. Components of OCI may no longer be presented solely in the statement of changes in shareholders’ equity. Any reclassification between OCI and net income will be presented on the face of the financial statements. ASU 2011-05 is effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 will not impact the measurement of net income or other comprehensive income.

NOTE 2 - JUSTICE INVESTORS

On July 14, 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5” which was codified into ASC Topic 910-810, “Real Estate – General – Consolidation”, to amend the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9) to be consistent with the consensus in Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” which was codified into ASC 810-20, “Consolidation”, eliminated the concept of “important rights”(ASC Topic 970-810) and replaces it with the concepts of “kick out rights” and “substantive participating rights”. In accordance with guidance set forth in ASC Topic 970-20, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights and has consolidated the financial statements of Justice with those of the Company effective as of July 1, 2006. For the years ended June 30, 2011 and 2010, the results of operations for Justice were consolidated with those of the Company.

On December 1, 2008, Portsmouth and Evon, as the two general partners of Justice, entered into a 2008 Amendment to the Limited Partnership Agreement (the “Amendment”) that provides for a change in the respective roles of thegeneral partners. Pursuant to the Amendment, Portsmouth assumed the role of Managing General Partner and Evon continued on as the Co-General Partner of Justice. The Amendment was ratified by approximately 98% of the limited partnership interests. The Amendment also provides that future amendments to the Limited Partnership Agreement may be made only upon the consent of the general partners and at least seventy five percent (75%) of the interests of the limited partners. Consent of at least 75% of the interests of the limited partners will also be required to remove a general partner pursuant to the Amendment.

Effective November 30, 2010, the general and limited partners of Justice Investors entered into an Amended and Restated Agreement of Limited Partnership, which was approved and ratified by more than 98% of the limited partnership interests of Justice. The Partnership Agreement was amended and restated in its entirety to comply with the new provisions of the California Corporations Code known as the “Uniform Limited Partnership Act of 2008”. The amendment did not result in any material modifications of the rights or obligations of the general and limited partners.

Concurrent with the Amendment to the Limited Partnership Agreement, a new General Partner Compensation Agreement (the “Compensation Agreement”) was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreement for the general partners. Pursuant to the Compensation Agreement, the general partners of Justice will be entitled to receive an amount equal to 1.5% of the gross annual revenues of the Partnership (as defined), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. In no event shall the annual compensation be less than a minimum base of approximately $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for its services as managing general partner and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base, will be payable in equal fifty percent (50%) shares to Portsmouth and Evon.

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2011	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	19,584,000	(17,075,000)	2,509,000
Building and improvements	55,363,000	(20,467,000)	34,896,000
	$77,685,000	$(37,542,000)	$40,143,000

		Accumulated	Net Book
June 30, 2010	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	18,393,000	(14,710,000)	3,683,000
Building and improvements	54,782,000	(19,242,000)	35,540,000
	$75,913,000	$(33,952,000)	$41,961,000

Depreciation expense for the years ended June 30, 2011 and 2010 were $3,605,000 and $4,890,000 respectively.

The Partnership leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases was $2,131,000 and $2,108,000 at June 30, 2011 and 2010, respectively. The accumulated depreciation on capital leases was $1,405,000 and $1,046,000 as of June 30, 2011 and 2010, respectively.

NOTE 4 - INVESTMENT IN REAL ESTATE, NET

At June 30, 2011, the Company's investment in real estate consisted of twenty-four properties located throughout the United States. These properties include eighteen apartment complexes, two single-family houses as strategic investments, and two commercial real estate properties, one of which served as the Company's corporate headquarters through October 2009. The Company also owns two unimproved real estate properties located in Austin, Texas and Maui, Hawaii.

Investment in real estate included the following:

As of June 30,	2011	2010
Land	$26,921,000	$25,521,000
Buildings, improvements and equipment	72,645,000	68,525,000
Accumulated depreciation	(30,296,000)	(27,651,000)
	$69,270,000	$66,395,000

Depreciation expense from continuing operations for the years ended June 30, 2011 and 2010, was $2,646,000 and $1,960,000, respectively.

Three of the Company’s properties located in Texas sustained damages due to hailstorm and fire during fiscal 2010.  The Company’s properties are covered by insurance. The Company estimated and reduced the carrying value of the properties damaged by approximately $651,000 during the year ended June 30, 2010. As of June 30, 2010, the Company received $147,000 from the insurance company for one of the properties.  The Company also recorded an insurance receivable totaling $682,000 (which is included in the “Other Assets, net”) for insurance claim made for the other two properties because the realizability of such amount was probable as of June 30, 2010.   The proceeds and receivable from insurance totaling $829,000 exceeded the amount of property damage by $178,000. The excess amount was recorded as net gain from insurance recovery and was included in the “Real estate operating expenses” in the consolidated statements of operations during the year ended June 30, 2010.  During the year ended June 30, 2011, the Company received additional proceeds of $322,000 related to the storm damage suffered during the fiscal year 2010. This amount was recorded as part of real estate revenue in fiscal 2011.

NOTE 5 – PROPERTY HELD FOR SALE AND DISCONTINUED OPERATIONS

 In January 2011, the Company sold its 132-unit apartment complex located in San Antonio, Texas for $5,500,000 and recognized a gain on the sale of real estate of $3,290,000. The Company received net proceeds of $2,030,000 after selling costs and the pay-off of the related outstanding mortgage note payable of $3,215,000. The proceeds were placed with a third party accommodator (included as part of other assets) for the purpose of executing a Section 1031 tax-deferred exchange for another property. In April 2011, the Company purchased a 9-unit beachside apartment complex located in Marina Del Rey, California for $4,000,000 to effectuate that exchange. As part of the purchase, the Company obtained a 10-year mortgage note payable in the amount of $1,487,000. The interest rate on the loan is fixed at 5.60% per annum, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in May 2021. As part of the purchase, the Company recorded an asset of $427,000 related to having in-place apartment leases and a $427,000 liability related to having in-place leases that were below market leases in a rent control environment. The asset will be amortized over 27.5 years and the liability over 15 years.

In June 2011, the Company re-evaluated one of its property’s that was previously classified as held for sale and concluded that the property no longer met the criteria for being classified as held for sale. As the result, the property was reclassified to operations and a depreciation catch-up of $726,000 was recorded in the consolidated statement of operations. As of June 30, 2011, the Company did not have any property that was classified as held for sale.

The gain on the sale of real estate and the revenues and expenses from the operation of the property that was sold in January 2011 are reported as income from discontinued operations in the consolidated statements of operations for the respective periods. The revenues and expenses are summarized as follows:

For the years ended June 30,	2011	2010
Revenues	$539,000	$972,000
Expenses	(464,000)	(725,000)
Income from discontinued operations	$75,000	$247,000

NOTE 6 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

At June 30, 2011 and 2010, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value

As of June 30, 2011
Corporate
Equities	$15,288,000	$6,147,000	$(1,997,000)	$4,150,000	$19,438,000

As of June 30, 2010
Corporate	$6,311,000	$2,273,000	$(872,000)	$1,401,000	$7,712,000
Equities

As of June 30, 2011 and 2010, the Company had $969,000 and $679,000, respectively, of unrealized losses related to securities held for over one year.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains(losses). Below is the composition of the two components for the years ended June 30, 2011 and 2010, respectively.

For the year ended June 30,	2011	2010
Realized gain on marketable securities	$47,000	$3,993,000
Unrealized gain (loss) on marketable securities	2,628,000	(4,740,000)

Net gain (loss) on marketable securities	$2,675,000	$(747,000)

NOTE 7 – OTHER INVESTMENTS, NET

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments, net of other than temporary impairment losses.

Other investments, net consist of the following:

Type	June 30, 2011	June 30, 2010
Preferred stock - Comstock, at cost	$13,231,000	$-
Private equity hedge fund, at cost	2,736,000	3,712,000
Corporate debt and equity instruments, at cost	569,000	2,358,000
Warrants - at fair value	749,000	581,000
	$17,285,000	$6,651,000

During the years ended June 30, 2011 and 2010, the Company recorded impairment losses of $976,000 and $1,805,000, respectively.

On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $13,231,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE)) for 13,231 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $1,809,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value. The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $13,231,000. The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently raised $35.7 million in new capital from other investors in October 2010. The Company recorded an unrealized gain of $11,422,000 related to the preferred stock received as part of the debt restructuring. This unrealized gain is included in the net unrealized gain on other investments in the Company’s consolidated statements of operations for the year ended June 30, 2011.

The Company’s Chairman and President also exchanged approximately $7,681,000 in notes and convertible notes held personally by him for 7,681 shares of A-1 Preferred. Together, the Company and Mr. Winfield will constitute all of the holders of the A-1 Preferred.

Each share of A-1 Preferred has a stated value of $1,000 per share and a liquidation and change of control preference equal to the stated value plus accrued and unpaid dividends. Commencing January 1, 2011, the holders are entitled to semi-annual dividends at a rate of 7.5% per annum, payable in cash, common stock, preferred stock or any combination of the foregoing, at the election of Comstock. At the holder’s election, each share of A-1 Preferred is convertible at a fixed conversion rate (subject to anti-dilution) into 1,536 shares of common stock of Comstock, therefore converting into common stock at a conversion price of $0.6510. Each share of A-1 Preferred will entitle the holder to vote with the holders of common stock as a single class on all matters submitted to the vote of the common stock (on an as converted basis) and, for purposes of voting only, each share of A-1 Preferred shall be entitled to five times the number of votes per common share to which it would otherwise be entitled. Each share of A-1 Preferred shall entitle its holder to one (1) vote in any matter submitted to vote of holders of Preferred Stock, voting as a separate class. The A-1 Preferred, in conjunction with the other series of newly created Preferred Stock of Comstock, also has certain rights requiring consent of the Preferred Stock holders for Comstock to take certain corporate and business actions. The holders will have registration rights with respect to the shares of common stock underlying the A-1 Preferred and also preemptive rights. The foregoing description of the A-1 Preferred and the specific terms of the A-1 Preferred is qualified in its entirety by reference to the provisions of the Series A Securities Purchase Agreement, the Certificate of Designation of Preferences and Rights and Limitations of 7 1/2% Series A-1 Convertible Preferred Stock and the Registration Rights Agreement for the Series A Preferred Stock, which were filed as exhibits to the Company’s Current Report on Form 8-K, dated October 20, 2010.

As of June 30, 2011 and 2010, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $400,000 as of June 30, 2011 and 2010 and a fair value of $749,000 and $581,000 as of June 30, 2011 and 2010, respectively. During the year ended June 30, 2011 and 2010, the Company had an unrealized gain of $143,000 and $181,000, respectively, related to these warrants.

NOTE 8 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s non-financial instruments approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker and obligations for securities sold) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2011
Assets:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,364,000	$-	$-	$1,364,000
Restricted cash	2,148,000	-	-	2,148,000
Other investments - warrants		749,000	-	749,000
Investment in marketable securities:
Basic materials	4,978,000			4,978,000
Services	3,740,000			3,740,000
Investment funds	3,358,000			3,358,000
Financial services	2,012,000			2,012,000
REITs and real estate companies	2,851,000			2,851,000
Other	2,499,000			2,499,000
	19,438,000		-	19,438,000
	$22,950,000	$749,000	$-	$23,699,000

As of June 30, 2010
Assets:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,140,000	$-	$-	$1,140,000
Restricted cash	1,641,000	-	-	1,641,000
Other investments - warrants		581,000	-	581,000
Investment in marketable securities:
Investment funds	3,271,000			3,271,000
REITs	1,946,000			1,946,000
Healthcare	668,000			668,000
Financial services	551,000			551,000
Other	1,276,000			1,276,000
	7,712,000		-	7,712,000
	$10,493,000	$581,000	$-	$11,074,000

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date. The fair value of the warrants was determined based upon a Black-Scholes option valuation model.

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above include “Other investments in non-marketable securities,” that were initially measured at cost and have been written down to fair value as a result of impairment or adjusted to record the fair value of new instruments received (i.e., preferred shares) in exchange for old instruments (i.e., debt instruments). The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis as follows:

					Net gain for the year
Assets	Level 1	Level 2	Level 3	June 30, 2011	ended June 30, 2011

Other non-marketable investments	$-	$-	$16,536,000	$16,536,000	$10,446,000

					Net loss for the year
Assets	Level 1	Level 2	Level 3	June 30, 2010	ended June 30, 2010

Other non-marketable investments	$-	$-	$6,070,000	$6,070,000	$(1,805,000)

Other investments in non-marketable securities are carried at cost net of any impairment loss. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on aperiodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

NOTE 9 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2011	2010
Accounts receivable, net	$1,683,000	$1,573,000
Prepaid expenses	939,000	1,088,000
Inventory	543,000	534,000
Miscellaneous assets, net	1,553,000	1,450,000

Total other assets	$4,718,000	$4,645,000

Amortization expense of loan fees and franchise costs for the years ended June 30, 2011 and 2010 was $60,000 and $55,000, respectively.

NOTE 10 – OTHER NOTES PAYABLE AND LINE OF CREDIT

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

The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification includes financial covenants written to reflect the current economic conditions that all hotels are facing. The covenants include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the partnership has the ability to meet the specific covenants. The Partnership was in compliance with the covenants as of June 30, 2011. The loan continues as unsecured. The outstanding balance was $2,202,000 and $2,500,000 as of June 30, 2011 and 2010 respectively; the interest rate was 5.75%.

The Partnership has short-term financing agreements with a financial institution for the payment of its general, property, and workers’ compensation insurance. The notes payable under these financing agreements bear interest at 3.8% per annum and payable in equal monthly installments (principal and interest) through December 2011. The notes payable at June 30, 2011 and 2010, were $112,000 and $176,000, respectively.

As of June 30, 2010, the Partnership also had a note payable due to Evon Corporation (a related party) in the amount of $143,000. This note had an annual fixed interest rate of 2.5% and matured on November 15, 2010. As of June 30, 2010, the Partnership also had a note payable to Ace Parking Management, Inc., in the amount of $36,000. This note had an annual fixed interest rate of 8.5% and matured on October 31, 2010.

Justice leases certain equipment under capital leases expiring in various years through 2014. The capital lease obligations at June 30, 2011 and 2010, were $472,000 and $833,000, respectively.

Minimum future lease payments for assets under capital leases as of June 30, 2011 are as follows:

For the year ending June 30,
2012	$213,000
2013	199,000
2014	140,000
2015	9,000
Total minimum lease payments	561,000
Less interest on capital leases	(89,000)
Present value of future minimum lease payments	$472,000

NOTE 11 - MORTGAGE NOTES PAYABLE

Mortgage notes payable secured by real estate and hotel as of June 30, 2011 and 2010 are summarized as follows:

	As of June 30, 2011

	Number	Note		Note
Property	of Units	Origination Date		Maturity Date		Mortgage Balance	Interest Rate

SF Hotel	544 rooms	July	2005	August	2015	$27,176,000	5.22%
SF Hotel	544 rooms	March	2005	August	2015	18,003,000	6.42%

		Mortgage notes payable - hotel				$45,179,000

Austin	249	June	2003	July	2023	7,041,000	5.46%
Florence	157	June	2005	July	2014	3,950,000	4.96%
Las Colinas	358	April	2004	May	2013	18,051,000	4.99%
Morris County	151	April	2003	May	2013	9,220,000	5.43%
St. Louis	264	May	2008	May	2013	5,878,000	4.95%
Los Angeles	24	May	2001	April	2031	1,540,000	2.49%
Los Angeles	4	September	2000	August	2030	390,000	7.59%
Los Angeles	2	January	2002	January	2032	398,000	6.45%
Los Angeles	1	February	2001	December	2030	426,000	8.44%
Los Angeles	31	January	2010	December	2020	5,745,000	4.85%
Los Angeles	30	August	2007	September	2022	6,699,000	5.97%
Los Angeles	27	November	2010	December	2020	3,236,000	4.85%
Los Angeles	14	April	2011	March	2021	1,850,000	5.89%
Los Angeles	12	November	2003	December	2018	934,000	6.38%
	9	April	2011	May	2021	1,485,000	5.60%
Los Angeles	9	April	2011	March	2021	1,262,000	5.89%
Los Angeles	8	May	2001	November	2029	506,000	2.49%
Los Angeles	7	November	2003	December	2018	965,000	6.38%
Los Angeles	4	November	2003	December	2018	657,000	6.38%
Los Angeles	1	October	2003	November	2033	459,000	4.50%
Los Angeles	Office	March	2009	March	2014	1,118,000	5.02%
Los Angeles	Office	September	2000	December	2013	627,000	6.00%

		Mortgage notes payable - real estate				$72,437,000

	As of June 30, 2010

	Number	Note		Note
Property	of Units	Origination Date		Maturity Date		Mortgage Balance	Interest Rate

SF Hotel	544 rooms	July	2005	August	2015	$27,723,000	5.22%
SF Hotel	544 rooms	March	2005	August	2015	18,267,000	6.42%

		Mortgage notes payable - hotel				$45,990,000

Austin	249	June	2003	July	2023	7,202,000	5.46%
Florence	157	June	2005	July	2014	4,018,000	4.96%
Las Colinas	358	April	2004	May	2013	18,414,000	4.99%
Morris County	151	April	2003	May	2013	9,420,000	5.43%
St. Louis	264	May	2008	May	2013	5,989,000	6.16%
Los Angeles	24	May	2001	April	2031	1,578,000	7.15%
Los Angeles	4	September	2000	August	2030	399,000	7.59%
Los Angeles	2	January	2002	January	2032	407,000	6.45%
Los Angeles	1	February	2001	December	2030	435,000	8.44%
Los Angeles	31	September	2003	August	2033	3,608,000	4.35%
Los Angeles	30	August	2007	September	2022	6,787,000	5.97%
Los Angeles	27	October	1999	October	2029	1,660,000	7.73%
Los Angeles	14	December	1999	November	2029	984,000	7.89%
Los Angeles	12	November	2003	December	2018	952,000	6.38%
Los Angeles	9	February	2000	December	2029	735,000	7.95%
Los Angeles	8	May	2001	November	2029	518,000	7.00%
Los Angeles	7	November	2003	December	2018	984,000	6.38%
Los Angeles	4	November	2003	December	2018	669,000	6.38%
Los Angeles	1	October	2003	November	2033	470,000	5.75%
Los Angeles	Office	March	2009	March	2014	1,155,000	5.02%
Los Angeles	Office	September	2000	December	2013	660,000	6.71%

		Mortgage notes payable - real estate				$67,044,000

	132	December	2008	October	2011	$3,248,000	5.00%

		Mortgage notes payable - properties held for sale				$3,248,000

On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice.

In March 2007, Justice entered into a second mortgage loan with The Prudential Insurance Company of America (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the Partnership’s first mortgage loan with Prudential. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice. From the proceeds of the Second Prudential Loan, Justice retired its existing line of credit facility with United Commercial Bank (“UCB”) paying off the outstanding balance of principal and interest of approximately $16,403,000 on March 27, 2007.

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

In December 2010, the Company modified its $5,932,000 mortgage note payable on the property located in St. Louis, Missouri. Prior to the modification of the mortgage note, the Company paid a fixed rate of 6.16%. Upon modification, the interest rate was based upon LIBOR (London Interbank Offered Rate) plus 3.5%. Concurrent to the modification of the note, the Company entered into a rate swap agreement in order to settle the variable rate (i.e., LIBOR) into a fixed rate of 1.35%, thereby allowing the Company to pay a total fixed interest rate of 4.85%. The swap agreement matures in May 2013. A swap is a contractual agreement to exchange interest rate payments. Under the swap agreement, the Company agrees to pay the bank (counterparty) a fixed rate and the bank agrees to pay the Company a floating rate. The interest rate swap agreement is being measured at fair value, but was not designated by the Company as a cash flow hedge. Should the Company terminate the swap contract prematurely, it would be required to pay the fair value of the swap valued at $91,000 as of June 30, 2011, which is recorded as a liability by the Company under “accounts payable and other liabilities” in the consolidated balance sheet. The change in the fair valueof the instrument is recognized and recorded in the “net unrealized gain (loss) on other investments and derivative instruments” in the consolidated statement of operations.

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

Future minimum payments for all notes payable are as follows:

For the year ending June 30,
2012	$3,056,000
2013	3,000,000
2014	3,379,000
2015	1,794,000
2016	42,243,000
Thereafter	66,930,000
$120,402,000

NOTE 12 – HOTEL RENTAL INCOME

The Partnership has a lease agreement with Tru Spa, LLC (Tru Spa) for the use of the spa facilities expiring in May 2013. The lease provides the Partnership with minimum monthly payments of $14,000, subject to increases based on the Consumer Price Index. Minimum future rentals to be received under the terms of this lease as of June 30, 2011 are as follows:

For the year ending June 30,
2012	$165,000
2013	151,000
$316,000

NOTE 13 – MANAGEMENT AGREEMENT

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. The agreement is effective for a term of ten years, unless the agreement is extended or earlier terminated as provided in the agreement. Under the management agreement, the Partnership is required to pay the base management fees of 2.5% of gross operating revenues of the Hotel (i.e., room, food and beverage, and other operating departments) for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income of the hotel for the fiscal year exceeds the amount of the Hotel return for the fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were paid during the years ended June 30, 2011 and 2010. In support of the Partnership’s efforts to reduce costs in this difficult economic environment, Prism agreed to reduce its management fees by fifty percent from January 1, 2009, through December 31, 2010, after which the original fee provision went back into effect. Management fees paid to Prism during the years ended June 30, 2011 and 2010 were $469,000 and $246,000, respectively.

NOTE 14 – INCOME TAXES

The provision for the Company’s income tax benefit (expense) is comprised of the following:

For the years ended June 30,	2011			2010
	Continuing	Discontinued		Continuing		Discontinued
	Operations	Operations	Total	Operations		Operations	Total

Federal
Current tax expense	$(50,000)	$-	$(50,000)	$14,000	$		$14,000
Deferred tax benefit	(2,893,000)	(1,144,000)	(4,037,000)	1,485,000		(75,000)	1,410,000
	(2,943,000)	(1,144,000)	(4,087,000)	1,499,000		(75,000)	1,424,000

State
Current tax expense	(139,000)	(24,000)	(163,000)	(56,000)		(23,000)	(79,000)
Deferred tax benefit	(714,000)	(101,000)	(815,000)	294,000			294,000
	(853,000)	(125,000)	(978,000)	238,000		(23,000)	215,000

	$(3,796,000)	$(1,269,000)	$(5,065,000)	$1,737,000		$(98,000)	$1,639,000

The provision for income taxes from continuing operations differs from the amount of income tax computed by applying the federal statutory income tax rate to income (loss) before taxes as a result of the following differences:

For the years ended June 30,	2011	2010

Statutory federal tax rate	$4,128,000	$2,128,000
State income taxes, net of federal tax benefit	638,000	192,000
Dividend received deduction	(349,000)	69,000
Noncontrolling interest	(64,000)	(419,000)
Valuation allowance	(733,000)	(237,000)
Other	176,000	4,000
	$3,796,000	$1,737,000

The components of the deferred tax asset and liabilities are as follows:

	June 30, 2011	June 30, 2010
Deferred tax assets:
Net operating loss carryforwards	$9,343,000	$9,819,000
Capital loss carryforwards	615,000	615000
Investment impairment reserve	1,803,000	1,543,000
Accruals and reserves	500,000	70,000
Valuation allowance	(752,000)	(1,484,000)
	11,509,000	10,563,000
Deferred tax liabilities:
Deferred gains on real estate sale	(9,780,000)	(8,814,000)
Unrealized gains on marketable securities	(6,426,000)	(516,000)
Depreciation and amortization	246,000	(286,000)
Equity earnings	(1,492,000)	(1,683,000)
State taxes	(44,000)	(399,000)
	(17,496,000)	(11,698,000)
Net deferred tax liability	$(5,987,000)	$(1,135,000)

As of June 30, 2011, the Company had net operating losses (NOLs) of $22,591,000 and $21,282,000 for federal and state purposes, respectively. Below is the break-down of the NOLs for Intergroup, Santa Fe and Portsmouth. The carryforward expires in varying amounts through the year 2029.

	Federal	State
InterGroup	$5,063,000	$7,278,000
Santa Fe	5,493,000	2,180,000
Portsmouth	12,035,000	11,824,000
	$22,591,000	$21,282,000

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2007 through 2010 tax years. State income tax returns are subject to examination for the 2006 through 2010 tax years.

Utilization of the net operating loss carryover may be subject a substantial annual limitation if it should be determined that there has been a change in the ownership of more than 50 percent of the value of the Company's stock, pursuant to Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss carryovers before utilization.

NOTE 15 – SEGMENT INFORMATION

The Company operates in three reportable segments, the operation of the hotel (“Hotel Operations”), the operation of its multi-family residential properties (“Real Estate Operations”) and the investment of its cash in marketable securities and other investments (“Investment Transactions”). These three operating segments, as presented in the financial statements, reflect how management internally reviews each segment’s performance. Management also makes operational and strategic decisions based on this information.

Information below represents reported segments for the years ended June 30, 2011 and 2010. Operating income (loss) from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income for investment transactions consist of net investment gain (loss) and dividend and interest income.

As of and for the year	Hotel	Real Estate	Investment			Discontinued
ended June 30, 2011	Operations	Operations	Transactions	Other	Subtotal	Operations	Total
Revenues	$36,282,000	$13,932,000	$-	$-	$50,214,000	$539,000	$50,753,000
Operating expenses	(32,964,000)	(10,090,000)	-	(1,877,000)	(44,931,000)	(341,000)	(45,272,000)
Income (loss) from operations	3,318,000	3,842,000	-	(1,877,000)	5,283,000	198,000	5,481,000
Gain on sale of real estate	-	-	-	-	-	3,290,000	3,290,000
Interest expense	(2,806,000)	(3,561,000)	-	-	(6,367,000)	(123,000)	(6,490,000)
Income from investments	-	-	13,227,000	-	13,227,000	-	13,227,000
Income tax expense	-	-	-	(3,796,000)	(3,796,000)	(1,269,000)	(5,065,000)
Net income (loss)	$512,000	$281,000	$13,227,000	$(5,673,000)	$8,347,000	$2,096,000	$10,443,000
Total assets	40,143,000	69,270,000	36,723,000	8,230,000	154,366,000	-	154,366,000

As of and for the year	Hotel	Real Estate	Investment			Discontinued
ended June 30, 2010	Operations	Operations	Transactions	Other	Total	Operations	Total
Revenues	$32,680,000	$13,738,000	$-	$-	$46,418,000	$972,000	$47,390,000
Operating expenses	(32,168,000)	(9,061,000)	-	(1,814,000)	(43,043,000)	(537,000)	(43,580,000)
Income (loss) from operations	512,000	4,677,000	-	(1,814,000)	3,375,000	435,000	3,810,000
Interest expense	(2,902,000)	(3,590,000)	-	-	(6,492,000)	(188,000)	(6,680,000)
Loss from investments	-		(3,344,000)	-	(3,344,000)	-	(3,344,000)
Income tax benefit (expense)	-		-	1,737,000	1,737,000	(98,000)	1,639,000
Net income (loss)	$(2,390,000)	$1,087,000	$(3,344,000)	$(77,000)	$(4,724,000)	$149,000	$(4,575,000)
Total assets	$41,961,000	$66,395,000	$14,363,000	$7,426,000	$130,145,000	$1,982,000	$132,127,000

NOTE 16 – STOCK-BASED COMPENSATION PLANS

The Company follows the Statement of Financial Accounting Standards 123 (Revised), "Share-Based Payments" ("SFAS No. 123R"), which was primarily codified into ASC Topic 718 “Compensation – Stock Compensation”, which addresses accounting for equity-based compensation arrangements, including employee stock options and restricted stock units.

The Company currently has three equity compensation plans, each of which has been approved by the Company’s stockholders. The InterGroup Corporation 2008 Restricted Stock Unit Plan (the “2008 RSU Plan”), the InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (the “2007 Stock Plan”)and the Intergroup 2010 Omnibus Employee Incentive Plan are described below. Any outstanding options issued under the Key Employee Plan or the Non-Employee Director Plan remain effective in accordance with their terms.

Intergroup Corporation 2010 Omnibus Employee Incentive Plan

On February 24, 2010, the shareholders of the Company approved The Intergroup Corporation 2010 Omnibus Employee Incentive Plan (the “2010 Incentive Plan”), which was formally adopted by the Board of Directors following the annual meeting of shareholders. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 5 years of continuous service. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2010 Incentive Plan. The 2010 Incentive plan authorizes a total of up to 200,000 shares of common stock to be issued as equity compensation to officers and employees of the Company in an amount and in a manner to be determined by the Compensation Committee in accordance with the terms of the 2010 Incentive Plan. The 2010 Incentive Plan authorizes the awards of several types of equity compensation including stock options, stock appreciation rights, performance awards and other stock based compensation. The 2010 Incentive Plan will expire on February 23, 2020, if not terminated sooner by the Board of Directors upon recommendation of the Compensation Committee. Any awards issued under the 2010 Incentive Plan will expire under the terms of the grant agreement.

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30, which is 100% of the fair market value of the Company’s Common Stock as determined by reference to the closing price of the Company’s Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Incentive Plan. The options shall be subject to both time and performance based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2011, all the performance vesting requirements have been met.

On March 16, 2010, the Compensation Committee also authorized a grant of 5,000 stock options to the Company’s Vice President Real Estate, David C. Gonzalez, to purchase up to 5,000 shares of the Company’s common stock pursuant to the 2010 Plan. The exercise price of the options is $10.30 and the options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Incentive Plan. The options vest as follows: March 16, 2011 – 2,500 shares; and March 16, 2012 – 2,500 shares.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. Because Black-Scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of options granted during the year ended June 30, 2010 are measured by applying the Black-Scholes model on grant date using the following assumptions:

Expected volatility	51.6%
Expected term	7 years
Expected dividend yield	0%
Risk-free interest rate	2.36%

During the years ended June 30, 2011 and 2010, the Company recorded stock option compensation cost of $278,000 and $43,000, respectively, related to issuance of stock options. As of June 30, 2011, there was a total of $268,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average of 4 years.

The following table summarizes the stock options activity from June 30, 2009 through June 30, 2011:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	June 30, 2009	102,000	$12.47	3.15 years	$52,000

Granted		105,000	10.30
Exercised		(3,000)	12.00
Forfeited		-	-
Exchanged		(12,000)	12.00

Oustanding at	June 30, 2010	192,000	11.32	6.44 years	790,000

Granted		-	-
Exercised		(3,000)	12.70
Forfeited		-
Exchanged		(27,000)	12.96

Oustanding at	June 30, 2011	162,000	$11.02	6.48 years	$2,252,000

Exercisable at	June 30, 2011	79,500	$11.76	4.20 years	$1,046,000

Estimated number of options vested and expected to vest at	June 30, 2011	162,000	$11.02	6.48 years	$2,252,000

During the year ended June 30, 2011, 15,000 stock options were exchanged for 6,020 shares of common stock and 2,564 RSUs.  During the year ended June 30, 2010, 12,000 stock options were exchanged for 5,884 RSUs.

The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors

The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (the “2007 Stock Plan”) was approved by the shareholders of the Company on February 21, 2007, and was thereafter adopted by the Board of Directors. The 2007 Stock Plan will terminate upon the earlier of the date all shares reserved for issuance have been awarded or February 21, 2017, if not sooner terminated by the Board upon recommendation by the Compensation Committee. The stock available for issuance under the 2007Stock Plan shall be unrestricted shares of the Company's Common Stock, par value $.01 per share, which may be unissued shares or treasury shares. Subject to certain adjustments upon changes in capitalization, a maximum of 60,000 shares of the Common Stock will be available for issuance to participants under the 2007 Stock Plan.

All non-employee directors are eligible to participate in the 2007 Plan. Each non-employee director as of the adoption date of the 2007 Stock Plan was granted an award of 600 unrestricted shares of the Company’s Common Stock. On each July 1 following the adoption date of the 2007 Stock Plan, each non-employee director shall receive an automatic grant of a number of shares of Company’s Common Stock equal in value to $18,000 based on 100% of the fair market value (as defined) of the Common Stock on the date of grant, provided he or she holds such position on that date and the number of shares of Common Stock available for grant under the 2007 Stock Plan is sufficient to permit such automatic grant. Any fractional shares resulting from such grant will be rounded up to next highest whole share. All stock awards to non-employee directors will be fully vested on the date of grant. The dollar amount of the annual grant is subject to further adjustment by the Board of Directors upon recommendation by the Compensation Committee.

The stock awards granted under the 2007 Stock Plan are shares of unrestricted Common Stock and are fully vested on the date of grant. The right of the non-employee director to receive his or her annual grant of Common is personal to the director and is not transferable. Once received, shares of Common Stock awarded to the non-employee director are freely transferable subject to any requirements of Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On June 28, 2007, Company filed a registration statement on Form S-8 to register the shares subject to the 2007 Stock Plan and the Company’s two prior stock option plans under the Securities Act of 1933, as amended (the “Securities Act”).

Upon recommendation of the Compensation Committee, the Board may, at any time and from time to time and in any respect, amend or modify the 2007 Stock Plan. The Board must obtain stockholder approval of any material amendment to the 2007 Stock Plan if required by any applicable law, regulation or stock exchange rule. The Board of Directors may amend the 2007 Stock Plan or any award agreement, which amendment may be retroactive, in order to conform it to any present or future law, regulation or ruling relating to plans of this or similar nature. No amendment or modification of the 2007 Stock Plan or any award agreement may adversely affect any outstanding award without the written consent of the participant holding the award.

Upon recommendation of the Compensation Committee, the Board of Directors, on February 23, 2011, voted to increase the annual grant awarded to each of the non-employee directors to a number of shares of Company’s common stock equal in value to $22,000, effective as of the July 1, 2011 grant, while decreasing the annual cash compensation payable to non-employee directors from $16,000 to $12,000 per year.

For the years ended June 30, 2011 and 2010, the four non-employee directors of the Company received a total grant of 4,716 and 6,004 shares of Common Stock pursuant to the 2007 Stock Plan, respectively.

The InterGroup Corporation 2008 Restricted Stock Unit Plan

On December 3, 2008, the Board of Directors of the Company adopted, a new equity compensation plan for its officers, directors and key employees entitled, The InterGroup Corporation 2008 Restricted Stock Unit Plan (the “2008 RSU Plan”). The Plan was adopted, in part, to replace the stock option plans that expired on December 7, 2008. The 2008 RSU Plan was approved by shareholders at the Company’s Annual Meeting of Shareholders on February 18, 2009.

The 2008 RSU Plan authorizes the Company to issue restricted stock units (“RSUs”) as equity compensation to officers, directors and key employees of the Company on such terms and conditions established by the Compensation Committee of the Company. RSUs are not actual shares of the Company’s common stock, but rather promises to deliver common stock in the future, subject to certain vesting requirements and other restrictions as may be determined by the Committee. Holders of RSUs have no voting rights with respect to the underlying shares of common stock and holders are not entitled to receive any dividends until the RSUs vest and the shares are delivered. No awards of RSUs shall vest until at least nine months after shareholder approval of the 2008 RSU Plan on February 18, 2009. Subject to certain adjustments upon changes in capitalization, a maximum of 200,000 shares of the common stock are available for issuance to participants under the 2008 RSU Plan. The 2008 RSU Plan will terminate ten (10) years from December 3, 2008, unless terminated sooner by the Board of Directors. After the 2008 RSU Plan is terminated, no awards may be granted but awards previously granted shall remain outstanding in accordance with the Plan and their applicable terms and conditions.

Under the 2008 RSU Plan, the Compensation Committee also has the power and authority to establish and implement an exchange program that would permit the Company to offer holders of awards issued under prior shareholder approved compensation plans to exchange certain options for new RSUs on terms and conditions to be set by the Committee. The exchange program is designed to increase the retention and motivational value of awards granted under prior plans. In addition, by exchanging options for RSUs, the Company will reduce the number of shares of common stock subject to equity awards, thereby reducing potential dilution to stockholders in the event of significant increases in the value of its common stock.

The table below summarizes the RSUs granted and outstanding.

			Weighted Average
			Grant Date
		Number of RSUs	Fair Value
RSUs outstanding as of	June 30, 2009	95,215	$12.46

Granted		2,564	$15.26
Converted to common stock		(65,215)	$8.42

RSUs outstanding as of	June 30, 2010	32,564	$12.89

Granted		5,884	$24.92
Converted to common stock		(17,564)	$13.07

RSUs outstanding as of	June 30, 2011	20,884	$16.14

During the year ended June 30, 2011 and 2010, no additional compensation expense was recognized related to the exchange of previously issued stock options to RSUs as the fair market value of the options immediately prior to the exchanges, approximated the fair value of the RSUs on the date of issuance.  During the years ended June 30, 2011 and 2010, 12,000 stock options for each year were exchanged for 2,564 and 5,884 RSUs, respectively.

NOTE 17 – RELATED PARTY TRANSACTIONS

As Chairman of the Securities Investment Committee, the Company’s President and Chief Executive Officer, John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors.  Mr. Winfield also serves as Chief Executive Officer and Chairman of InterGroup and oversees the investment activity of the Company.  Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family and the Company may, at times, invest in the same companies in which the Company invests.  The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of InterGroup, at risk in connection with investment decisions made on behalf of the Company.

On July 18, 2003, the disinterested members of the Board of Directors established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio.  Pursuant to the criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of the performance of the S&P 500 Index.  Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter.  Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company.  On February 26, 2004, the Board of Directors amended the performance threshold to require an annualized return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2% instead of the S&P 500 Index, effective with the quarterly period commencing January 1, 2004. This performance based compensation program may be further modified or terminated at the discretion of the Board.

The Company’s CEO, based on the results of the Company’s investment portfolio, did not earn any performance based compensation for the years ended June 30, 2011 and 2010.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Administrative Fees–General Partners

During the years ended June 30, 2011 and 2010, the general partners were paid a total of $468,000 and $417,000, respectively, which is included in hotel operating expense in the statement of operations.  The total amounts paid represents the minimum base compensation of $285,000 each year plus $183,000 and $131,000, respectively, based upon the agreement.   Total general partner fees paid to Portsmouth for the years ended June 30, 2011 and 2010 totaled $323,000 and $264,000, respectively.  These amounts were eliminated in consolidation.

Franchise Agreements

The Partnership entered into a Franchise License agreement (the License agreement) with the Hilton Hotels Corporation (Hilton) on December 10, 2004. The term of the License agreement is for a period of 15 years commencing on the opening date, with an option to extend the license agreement for another five years, subject to certain conditions.

Beginning on the opening date in January 2006, the Partnership paid monthly royalty fees for the first two years of three percent (3%) of the Hotel’s gross room revenue for the preceding calendar month; the third year was at four percent (4%) of the Hotel’s gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel’s gross room revenue.  The Partnership also pays a monthly program fee of four percent (4%) of the Hotel’s gross revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue.  Franchise fees, which are included in hotel operating expense, for the years ended June 30, 2011 and 2010, were $2,574,000 and $2,239,000, respectively.

The Partnership also pays Hilton a monthly information technology recapture charge of 0.75% of the Hotel’s gross revenues.  In this difficult economic environment, Hilton agreed to reduce its information technology fees to 0.65% for the 2010 calendar year.   For the years ended June 30, 2011 and 2010, those charges were $160,000 and $139,000, respectively, and are included the in hotel operating expense.

Legal Matters

The Company is involved from time to time in various claims in the ordinary course of business. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 19 – EMPLOYEE BENEFIT PLAN

Justice has a 401(k) Profit Sharing Plan (the Plan) for non-union employees who have completed six months of service. Justice provides a matching contribution up to 4% of the contribution to the Plan based upon a certain percentage on the employees’ elective deferrals.  Justice may also make discretionary contributions to the Plan each year. Contributions made to the Plan amounted to $59,000 and $64,000 during the years ended June 30, 2011 and 2010, respectively.

Certain employees of Justice who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and benefit pension plans.  Justice does not contribute separately to those multi-employer plans.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K.  Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management conducted an evaluation of the effectiveness of Company’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management believes that the Company’s internal control over financial reporting was effective as of June 30, 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None to report.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2011:

Name	Position with the Company	Age	Term to Expire

Class A Directors:

John V. Winfield (1)(4)(6)(7)	Chairman of the Board; President and Chief Executive Officer	64	Fiscal 2012 Annual Meeting

Josef A. Grunwald (2)(3)(5)(7)	Director and Vice Chairman of the Board	63	Fiscal 2012 Annual Meeting

Class B Directors:

Gary N. Jacobs (1)(2)(5)(6)(7)	Secretary; Director	66	Fiscal 2013 Annual Meeting

William J. Nance(1)(2)(3)(4)(6)(7)	Director	67	Fiscal 2013 Annual Meeting

Class C Director:

John C. Love (3)(4)	Director	71	Fiscal 2011 Annual Meeting

Other Executive Officers:

David C. Gonzalez	Vice President Real Estate	44	N/A

David T. Nguyen	Treasurer and Controller	37	N/A

Michael G. Zybala	Asst. Secretary and Counsel	59	N/A

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

Business Experience:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield — Mr. Winfield was first appointed to the Board in 1982.  He currently serves as the Company's Chairman of the Board, President and Chief Executive Officer, having first been appointed as such in 1987.  Mr. Winfield also serves as President, Chairman and Chief Executive Officer of the Company’s subsidiaries, Santa FeFinancial Corporation ("Santa Fe") and Portsmouth Square, Inc. ("Portsmouth"), both public companies. Mr. Winfield also serves as Chairman of the Board of Comstock Mining, Inc. (NYSE AMEX: LODE), a public company in which he was elected a director on June 23, 2011.Mr. Winfield’s extensive experience as an entrepreneur and investor, as well as his managerial and leadership experience from serving as a chief executive officer and director of public companies, led to the Board’s conclusion that he should serve as a director of the Company.

Josef A. Grunwald — Mr. Grunwald is an industrial, commercial and residential real estate developer.  He serves as Chairman of PDG N.V. (Belgium), a hotel management company, and President of I.B.E. Services S.A. (Belgium), an international trading company.  Mr. Grunwald was first elected to the Board in 1987 and named Vice Chairman on January 30, 2002.  Mr. Grunwald is also a Director of Portsmouth. Mr. Grunwald’s extensive experience in business and finance in the real estate industry, his experience in hotel management, as well as his experience as an entrepreneur and manager of his own companies, led to the Board’s conclusion that he should serve as a director of the Company.

Gary N. Jacobs — Mr. Jacobs is an attorney at law and a partner in the law firm of Glaser, Weil, Fink, Jacobs Howard Avchen & Shapiro, LLP. He was appointed to the Board and as Secretary of the Company in 1998.  Mr. Jacobs also served as a Director and General Counsel of MGM MIRAGE (now MGM Resorts International, NYSE: MGM”) from 2000, as Secretary of MGM from 2002 and as Executive Vice President from 2000 to August 2009, when he became President Corporate Strategy. Mr. Jacobs retired from all of his positions with MGM effective, December 15, 2009. Mr. Jacob’s extensive experience as an attorney and as an executive officer and director of a large public company, and his knowledge and understanding of business transactions, finance, public company reporting and corporate governance, led to the Board’s conclusion that he should serve as a director of the Company.

William J. Nance — Mr. Nance is a Certified Public Accountant and private consultant to the real estate and banking industries.  He is also President of Century Plaza Printers, Inc.  Mr. Nance was first elected to the Board in 1984.  He served as the Company’s Chief Financial Officer from 1987 to 1990 and as Treasurer from 1987 to June 2002.  Mr. Nance is also a Director of Santa Fe and Portsmouth. Mr. Nance also serves as a director of Comstock Mining, Inc. Mr. Nance’s extensive experience as a CPA and in numerous phases of the real estate industry, his business and management experience gained in running his own businesses, his service as a director and audit committee member for other public companies and his knowledge and understanding of finance and financial reporting, led to the Board’s conclusion that he should serve as a director of the Company.

John C. Love — Mr. Love was appointed to the Board in 1998.  Mr. Love is an international hospitality and tourism consultant. He is a retired partner in the national CPA and consulting firm of Pannell Kerr Forster and, for the last 30 years, a lecturer in hospitality industry management control systems and competition & strategy at Golden GateUniversity and San FranciscoStateUniversity. He is Chairman Emeritus of the Board of Trustees of Golden Gate University and the Executive Secretary of the Hotel and Restaurant Foundation. Mr. Love is also a Director of Santa Fe and Portsmouth. Mr. Love’s extensive experience as a CPA and in the hospitality industry, including teaching at the university level for the last 30 years in management control systems, and his knowledge and understanding of finance and financial reporting, led to the Board’s conclusion that he should serve as a director of the Company.

David C. Gonzalez — Mr. Gonzalez was appointed Vice President Real Estate of the Company on January 31, 2001.  Over the past 23 years, Mr. Gonzalez has served in numerous capacities with the Company, including Controller and Director of Real Estate.

David T. Nguyen – Mr. Nguyen was appointed as Treasurer of the Company on February 26, 2003 and serves as the Company’s Principal Financial Officer.  Mr. Nguyen also serves as Treasurer of Santa Fe and Portsmouth, having been appointed to those positions on February 27, 2003. Mr. Nguyen is a Certified Public Accountant and, from 1995 to 1999, was employed by PricewaterhouseCoopers LLP where he was a Senior Accountant specializing in real estate.  Mr. Nguyen served as the Company's Controller from 1999 to 2001 and from 2003 to the present.

Michael G. Zybala — Mr. Zybala is an attorney at law and has served as Assistant Secretary and legal counsel of the Company since January 1999. Mr. Zybala is also the Vice President and Secretary of Santa Fe and Portsmouth and has served as their General Counsel since 1995.  Mr. Zybala has provided legal services to Santa Fe and Portsmouth since 1978.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and each beneficial owner of more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2011 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is posted on the Company’s website at www.intgla.com. The Company will provide to any person without charge, upon request, a copy of its Code of Ethics by sending such request to: The InterGroup Corporation, Attn: Treasurer, 10940 Wilshire Blvd., Suite 2150, Los Angeles, CA 90024. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K and will post such information on its website.

BOARD AND COMMITTEE INFORMATION

InterGroup’s common stock is listed on the NASDAQ Capital Market tier of the NASDAQ Stock Market, LLC (“NASDAQ”). InterGroup is a Smaller Reporting Company under the rules and regulations of the Securities and Exchange Commission (“SEC”).  With the exception of the Company’s President and CEO, John V. Winfield, all of InterGroup’s Board of Directors consists of “independent” directors as independence is defined by the applicable rules of the SEC and NASDAQ.

Nominating Committee

The Company's Nominating Committee is comprised of two “independent” directors as independence is defined by the applicable rules of the SEC and NASDAQ.  Directors Jacobs and Grunwald serve as the current members of the Nominating Committee. The Company has not established a charter for the Nominating Committee and the Committee has no policy with regard to consideration of any director candidates recommended by security holders.  As a smaller reporting company whose directors own in excess of sixty percent of the voting shares of the Company, InterGroup has not deemed it appropriate to institute such a policy.  There have not been any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Audit Committee and Audit Committee Financial Expert

The Company is a Smaller Reporting Company under SEC rules and regulations.  The Company’s Audit Committee is currently comprised of three members: Directors Nance (Chairperson), Grunwald and Love, each of who meet the independence requirements of the SEC and NASDAQ as modified or supplemented from time to time.  The Company’s Board of Directors has determined that Directors Nance and Love also meet the Audit Committee Financial Expert requirement as defined by the SEC and NASDAQ based on their qualifications and business experience discussed above in this Item 10.

Item 11.	Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiaries for each of the Company’s last two completed fiscal years ended June 30, 2011 and June 30, 2010.  There was no non-equity incentive plan compensation or nonqualified deferred compensation earnings. There are currently no employment contracts with the executive officers.

SUMMARY COMPENSATION TABLE

Name and	Fiscal				Stock		Option		All Other
Principal Position	Year	Salary		Bonus	Awards		Awards		Compensation		Total

John V. Winfield	2011	$522,000	(1)	-	$232,500	(2)	-		$169,000	(4)	$923,500
Chairman; President and Chief Executive Officer	2010	$522,000	(1)	-	$450,681	(2)	$294,292	(3)	$171,000	(4)	$1,437,973

David C. Gonzalez	2011	$180,000		-	-		-		-		$180,000
Vice President Real Estate	2010	$180,000		-	-		$14,708	(5)	-		$194,708

David T. Nguyen	2011	$180,000	(6)	-	-		-		-		$180,000
Treasurer and Controller	2010	$180,000	(6)	-	-		-		-		$180,000

Michael G. Zybala	2011	$162,500	(7)	-	-		-		-		$162,500
Assistant Secretary and Counsel	2010	$155,000	(7)	-	-		-		-		$155,000

(1)Mr. Winfield also serves as President and Chairman of the Board of the Company’s subsidiary, Santa Fe, and Santa Fe’s subsidiary, Portsmouth.  Mr. Winfield received a salary from Santa Fe and Portsmouth in the aggregate amount of $255,000 from those entities for each of fiscal years 2011 and 2010, as well as director’s fees totaling $12,000 for each year. Those amounts are included in this item.

(2)For fiscal 2011, the dollar amount reflects the fair market value of 15,000 shares of common stock issued to Mr. Winfield upon the vesting of 15,000 Restricted Stock Units (“RSUs”) on September 10, 2010 as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on the vesting date. For fiscal 2010, the dollar amount reflects the fair market value of 54,628 shares of common stock issued to Mr. Winfield upon the vesting of 54,628 Restricted Stock Units (“RSUs”) on September 10, 2009 as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on the vesting date. All RSUs were issued pursuant to the Company’s 2008 RSU Plan. On December 21, 2008, Mr. Winfield surrendered to the Company 225,000 fully vested stock options in exchange for 84,628 RSUs pursuant to an exchange offer made by the Compensation Committee as authorized by 2008 RSU Plan. The RSUs are taxable as ordinary income to Mr. Winfield upon vesting and issuance of the shares of Common Stock. Mr. Winfield’s remaining 15,000 RSUs vest, and the shares of common stock are issuable on September 10, 2011.

(3)For fiscal 2010, the dollar amount reflects aggregate grant date fair valueof options expected to vest, computed in accordance with FASB ASC Topic 718, of 100,000 stock options granted to Mr. Winfield on March 16, 2010 pursuant to the Company’s 2010 Incentive Plan. The options expire 10 years from the date of grant and have an exercise price of $10.30 per share, which was 100% of the fair market value of the Company’s common stock as determined by reference to the closing price as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options are subject to both time and performance based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. During fiscal 2011, the performance vesting requirements of the options were satisfied and the Company determined that all 100,000 options were likely to vest; thereby adjusting the aggregate compensation cost to be recognized over the service period. See Note 16 to the Consolidated Financial Statements.  Assuming that the highest level of performance conditions will be achieved, the total value of the grant is estimated at $567,000.

(4)Amounts include an auto allowance and compensation for a portion of the salary of an assistant. The auto allowance was $29,000 during each of fiscal years 2011 and 2010.  The amount of compensation related to the assistant was approximately $55,000 and $57,000 for fiscal years 2011 and 2010, respectively.  During fiscal 2011 and 2010, the Company and its subsidiaries also paid annual premiums in the total amount of $85,000 for split dollar whole life insurance policies owned by, and the beneficiary of which are, a trust for the benefit of Mr. Winfield's family. Of the $85,000 in premiums paid each year, Santa Fe and Portsmouth paid $43,000 of that amount. The Company has a secured right to receive, from any proceeds of the policies, reimbursement of all premiums paid prior to any payment to the beneficiary.

(5) Dollar amount reflects aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of 5,000 stock options granted to Mr. Gonzalez on March 16, 2010 pursuant to the Company’s 2010 Incentive Plan. The options expire 10 years from the date of grant and have an exercise price of $10.30 per share. The options vest as follow: 2,500 options vest on March 16, 2011; and 2,500 options vest on March 16, 2012.  During fiscal 2011, Mr. Gonzalez exercised 15,000 vested qualified employee stock options by surrendering 8,950 shares of the Company’s common stock at fair value as payment of the exercise price, resulting in a net issuance to him of 6,050 shares. No additional compensation expense was recorded related to that issuance.

(6) Mr. Nguyen’s salary is allocated approximately 50% to the Company and 50% to Santa Fe and Portsmouth.

(7) For fiscal 2011 and 2010, respectively, these amounts include $97,200 and $105,000 in salary allocated to and paid by Portsmouth and $24,300 and $18,750 in salary allocated to Santa Fe.

Compensation Committee and Executive Compensation

The Company's Administrative and Compensation Committee (the “Compensation Committee”) is comprised of three “independent” members of the Board of Directors as independence is defined by the applicable rules of the SEC and NASDAQ.  Mr. Nance serves as Chairman of the Compensation Committee. The Company has not established a charter for the Compensation Committee. The Compensation Committee reviews and recommends to the Board of Directors the compensation for the Company’s Chief Executive Officer and other executive officers, including equity or performance based compensation and plans. The Compensation Committee seeks to design and set compensation to attract and retain highly qualified executive officers and to align their interests with those of long-term owners of the Company. The Compensation Committee may also make recommendations to the Board of Directors as to the amount and form of director compensation. The Compensation Committee has not engaged any compensation consultants in determining the amount or form of executive of director compensation, but does review and monitor published compensation surveys and studies. The Compensation Committee may delegate to the Company’s Chief Executive Officer the authority to determine the compensation of certain executive officers.  The Compensation Committee also oversees the Company’s 2007 Stock Plan, the 2008 RSU Plan and the 2010 Incentive Plan.

On July 18, 2003, the disinterested members of the respective Boards of Directors of the Company’s subsidiary, Santa Fe and Santa Fe’s subsidiary, Portsmouth, established a performance based compensation program for the Company’s CEO, John V. Winfield, to keep and retain his services as a direct and active manager of the securities portfolios of those companies.  On January 12, 2004, the disinterested members of the Securities Investment Committee of InterGroup also established a performance based compensation program for Mr. Winfield, which was ratified by the Board of Directors. The Company’s previous experience and results with outside money managers was not acceptable.  Pursuant to the criteria established the Board of Directors, Mr. Winfield is entitled to performance compensation for his management of the securities portfolios of the Company and its subsidiaries equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published by the Wall Street Journal) plus 2%. Compensation amounts are earned, calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter.  Should the companies have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company.  This performance based compensation program may be modified or terminated at the discretion of the respective Boards of Directors. No performance based compensation was earned or paid for fiscal years ended June 30, 2011 or 2010.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2011

The following table sets forth information concerning option awards and stock awards for each named executive officer that were outstanding as of the end of the Company’s last completed fiscal year ended June 30, 2011. There were no other equity incentive plan awards that were outstanding.

	Option Awards					Stock Awards
	Number of	Number of				Number of	Market value
	securities	securities				shares or	of shares or
	underlying	underlying				units of	units of
	unexercised	unexercised		Option	Option	stock that	stock that
	options (#)	options (#)		exercise	expiration	have not	have not
Name	exercisable	unexercisable		price $	date	vested	vested(3)

John V. Winfield	20,000	80,000	(1)	$10.30	3/15/2020	15,000	$373,800

David C. Gonzalez	2,500	2,500	(4)	$10.30	3/15/2020	-	-

 (1) Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance based vesting requirements, each of which must be satisfied before the optionsare fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one year anniversary of the date of grant Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter.As of June 30, 2011, the performance vesting requirements of the options were satisfied.

(2) On December 21, 2008, Mr. Winfield surrendered to the Company 225,000 fully vested stock options in exchange for 84,628 Restricted Stock Units (“RSUs”) pursuant to an exchange offer made by the Compensation Committee as authorized by the Company’s 2008 RSU Plan. On September 10, 2009, 54,628of those RSUs vested and Mr. Winfield was issued 54,628 shares of commonstock. On September 10, 2010, 15,000 of those RSUs vested and Mr. Winfield was issued 15,000 shares of commonstock.Mr. Winfield’s remaining 15,000 RSUs vest, and the shares of common stock are issuable on September 10, 2011.

(3) Market value was calculated based on the closing price of the Company’s Common Stock on June 30, 2011 of $24.92 per share as reported on the NASDAQ Capital Market.

(4) Mr. Gonzalez’s options vest as follow: 2,500 options vested on March 16,2011; and 2,500 options vest on March 16, 2012. During fiscal 2011, Mr. Gonzalez exercised 15,000 vested qualified employee stock options by surrendering 8,950 shares of the Company’s common stock as payment, resulting in a net issuance to him of 6,050 shares.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year.  Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation.  Since InterGroup, Santa Fe and Portsmouth are each public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity.  Stock option expenses are also amortized over a several years. For fiscal years 2011 and 2010, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

EQUITY COMPENSATION PLANS

The Company currently has three equity compensation plans, each of which has been approved by the Company’s stockholders. However, any outstanding stock options issued under the Company’s prior equity compensation plans remain effective in accordance with their terms.

The purpose of the Company’s equity compensation plans is to provide a means whereby officers, directors and key employees of the Company develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its shareholders. A further purpose of these plans is to provide a means through which the Company may attract able individuals to become employees or serve as directors of the Company and to provide a means for such individuals to acquire and maintain stock ownership in the Company, thereby strengthening their concern for the welfare of the Company.

The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors

The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (the “2007 Stock Plan”) was approved by the shareholders of the Company on February 21, 2007, and was thereafter adopted by the Board of Directors. The 2007 Plan will terminate upon the earlier of the date all shares reserved for issuance have been awarded or February 21, 2017, if not sooner terminated by the Board upon recommendation by the Compensation Committee. The stock available for issuance under the 2007 Stock Plan shall be unrestricted shares of the Company's common stock, par value $.01 per share, which may be unissued shares or treasury shares.  Subject to certain adjustments upon changes in capitalization, a maximum of 60,000 shares of the common stock will be available for issuance to participants under the 2007 Stock Plan.

All non-employee directors are eligible to participate in the 2007 Stock Plan. Each non-employee director as of the adoption date of the 2007 Stock Plan was granted an award of 600 unrestricted shares of the Company’s common stock.  On each July 1 following the adoption date of the 2007 Stock Plan, each non-employee director shall receive an automatic grant of a number of shares of company’s common stock equal in value to $18,000 based on 100% of the fair market value (as defined) of the Common Stock on the date of grant, provided he or she holds such position on that date and the number of shares of Common Stock available for grant under the 2007 Stock Plan is sufficient to permit such automatic grant. Any fractional shares resulting from such grant will be rounded up to next highest whole share.  All stock awards to non-employee directors will be fully vested on the date of grant. The dollar amount of the annual grant is subject to further adjustment by the Board of Directors upon recommendation by the Compensation Committee. The stock awards granted under the 2007 Stock Plan are shares of unrestricted common stock and are fully vested on the date of grant. The right of the non-employee director to receive his or her annual grant of common stock is personal to the director and is not transferable. Once received, shares of common stock awarded to the non-employee director are freely transferable subject to any requirements of Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On June 28, 2007, Company filed a registration statement on Form S-8 to register the shares subject to the 2007 Stock Plan and the Company’s two prior stock option plans under the Securities Act of 1933, as amended (the “Securities Act”).

Upon recommendation of the Compensation Committee, the Board may, at any time and from time to time and in any respect, amend or modify the 2007 Stock Plan. The Board must obtain stockholder approval of any material amendment to the 2007 Stock Plan if required by any applicable law, regulation or stock exchange rule. The Board of Directors may amend the 2007 Stock Plan or any award agreement, which amendment may be retroactive, in order to conform it to any present or future law, regulation or ruling relating to plans of this or similar nature. No amendment or modification of the 2007 Stock Plan or any award agreement may adversely affect any outstanding award without the written consent of the participant holding the award.

Upon recommendation of the Compensation Committee, the Board of Directors, on February 23, 2011, voted to increase the annual grant awarded to each of the non-employee directors to a number of shares of Company’s common stock equal in value to $22,000, effective as of the July 1, 2011 grant, while decreasing the annual cash compensation payable to non-employee directors from $16,000 to $12,000 per year.

For the fiscal year ended June 30, 2011, the four non-employee directors of the Company, Josef A. Grunwald, Gary N. Jacobs, John C. Love and William J. Nance, each received a grant of 1,179 shares of Common Stock pursuant to the 2007 Stock Plan.

The InterGroup Corporation 2008 Restricted Stock Unit Plan

On December 3, 2008, the Board of Directors adopted, subject to shareholder approval, a new equity compensation plan for its officers, directors and key employees entitled, The InterGroup Corporation 2008 Restricted Stock Unit Plan (the “2008 RSU Plan”). The 2008 RSU Plan was approved and ratified by the shareholders on February 18, 2009.

The 2008 RSU Plan authorizes the Company to issue restricted stock units (“RSUs”) as equity compensation to officers, directors and key employees of the Company on such terms and conditions established by the Compensation Committee of the Company. RSUs are not actual shares of the Company’s common stock, but rather promises to deliver common stock in the future, subject to certain vesting requirements and other restrictions as may be determined by the Committee. Holders of RSUs have no voting rights with respect to the underlying shares of common stock and holders are not entitled to receive any dividends until the RSUs vest and the shares are delivered. No awards of RSUs shall vest until at least six months after shareholder approval of the Plan. Subject to certain adjustments upon changes in capitalization, a maximum of 200,000 shares of the common stock are available for issuance to participants under the 2008 RSU Plan.  The 2008 RSU Plan will terminate ten (10) years from December 3, 2008, unless terminated sooner by the Board of Directors. After the 2008 RSU Plan is terminated, no awards may be granted but awards previously granted shall remain outstanding in accordance with the Plan and their applicable terms and conditions.

The shares of common stock to be delivered upon the vesting of an award of RSUs have been registered under the Securities Act, pursuant to a registration statement filed on Form S-8 by the Company on June 16, 2010. The grant of RSUs is personal to the recipient and is not transferable. Once received, shares of common stock issuable upon the vesting of the RSUs are freely transferable subject to any requirements of Section 16(b) of the Exchange Act. Under the 2008 RSU Plan, the Compensation Committee also has the power and authority to establish and implement an exchange program that would permit the Company to offer holders of awards issued under prior shareholder approved compensation plans to exchange certain options for new RSUs on terms and conditions to be set by the Committee. The exchange program is designed to increase the retention and motivational value of awards granted under prior plans. In addition, by exchanging options for RSUs, the Company will reduce the number of shares of common stock subject to equity awards, thereby reducing potential dilution to stockholders in the event of significant increases in the value of its common stock.

Pursuant to an exchange offer authorized by the Compensation Committee, a total of 5,884 RSUs were issued to four holders of Non-Employee Director stock options in exchange for a total of 12,000 stock options which were surrendered to the Company on June 30, 2011. The number of RSUs issued was determined by multiplying the number of options that were surrendered by the difference between the exercise price of the options surrendered ($12.70) and the closing price of the Company’s common stock on June 30, 2011 of $24.92, with that product divided by the closing price of the common stock on June 30, 2011.  Of the 5,884 RSUs issued pursuant to that exchange offer, 2,944 will vest on October 1, 2011 and 2,940 will vest on April 1, 2012.

The InterGroup Corporation 2010 Omnibus Employee Incentive Plan

On February 24, 2010, the shareholders of the Company approved The InterGroup Corporation 2010 Omnibus Employee Incentive Plan (the “2010 Incentive Plan”), which was formally adopted by the Board of Directors following the annual meeting of shareholders. The 2010 Incentive Plan authorizes a total of up to 200,000 shares of common stock to be issued as equity compensation to officers and employees of the Company in an amount and in a manner to be determined by the Compensation Committee in accordance with the terms of the Plan. The 2010 Incentive Plan authorizes the awards of several types of equity compensation including stock options, stock appreciation rights, performance awards and other stock based compensation. The 2010 Incentive Plan will expire on February 23, 2020, if not terminated sooner by the Board of Directors upon recommendation of the Compensation Committee. Any awards issued under the Plan will expire under the terms of the grant agreement.

The shares of common stock to be issued under the 2010 Incentive Plan have been registered under the Securities Act, pursuant to a registration statement filed on Form S-8 by the Company on June 16, 2010. Once received, shares of common stock issued under the Plan will be freely transferable subject to any requirements of Section 16(b) of the Exchange Act.

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30, which equals 100% of the fair market value of the Company’s common stock as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Plan. The options shall be subject to both time and performance based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2011, the performance vesting requirements of the options were satisfied.

On March 16, 2010, the Compensation Committee also authorized a grant of 5,000 stock options to the Company’s Vice President Real Estate, David C. Gonzalez, to purchase up to 5,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30 and the options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Plan. The options vest as follows: March 16, 2011 – 2,500 shares; and March 16, 2012 – 2,500 shares.

Change in Controls Provisions in Equity Compensation Plans.

Under the Company’s 2008 RSU Plan and its 2010 Incentive Plan, RSUs, stock options and other incentive awards may vest upon a change in control of the Company in accordance with their respective grant agreements. Outstanding unvested RSUs issued to the Company’s CEO and to its Directors will immediately vest upon a change in control. Outstanding stock options issued to the Company’s CEO and to its Vice President of Real Estate will also immediately vest and become exercisable upon a change in control. Except for the foregoing, there are no employment contracts between the Company and its Officers or Directors or any change in control arrangements.

Compensation of Directors

Until fiscal 2011, each non-employee director received an annual cash retainer in the amount of $16,000, to be paid in equal quarterly payments. Upon recommendation of the Compensation Committee, the Board of Directors, on February 23, 2011, voted to decrease the annual cash compensation payable to non-employee directors from $16,000 to $12,000, effective as of fiscal year ended June 30, 2011. With the exception of members of the Audit Committee, non-employee directors do not receive any additional fees for attending Board or Committee meetings, but are entitled to reimbursement of their reasonable expenses to attend such meetings. Members of the Audit Committee are paid a fee of $1,000 per quarter, with the Chair of that Committee to receive $1,500 per quarter. As an executive officer, the Company’s Chairman has elected to forego his annual board fees.

Non-employee directors are also eligible for grants of equity compensation under the Company’s 2007 Stock Plan and 2008 RSU Plan. Pursuant to the 2007 Stock Plan, each non-employee director was entitled to an annual grant of a number of shares of common stock of the Company equal in value to $18,000 based on the fair market value of the Common Stock on the date of grant. To compensate for the $4,000 reduction in annual cash compensation payable to non-employee directors as discussed above, the Board of Directors, upon recommendation of the Compensation Committee, increased the annual grant of common stock to an amount equal in value to $22,000, effective as of the July 1, 2011 grant. Non-employee directors may also be eligible to participate in exchange offers as may be authorized by the Compensation Committee under the 2008 RSU Plan to exchange previously issued stock options for RSUs.

The following table sets forth the compensation paid to directors for the fiscal year ended June 30, 2011:

DIRECTOR COMPENSATION

	Fees Earned or				All Other
Name	Paid in Cash(1)		Stock Awards		Compensation	Total

Josef A. Grunwald	$18,000	(2)	$18,000	(6)	-	$36,000

Gary N. Jacobs	$12,000		$29,179	(7)	-	$41,170

John C. Love	$62,000	(3)	$29,179	(8)	-	$91,179

William J. Nance	$64,000	(4)	$29,179	(9)	-	$93,179

John V. Winfield(5)	-		-		-

(1) Amounts shown include board retainer fees, committee fees and meetingfees.

(2) Mr. Grunwald also serves as a director of the Company’s subsidiary,Portsmouth. This amount includes $6,000 in regular board fees paidto Mr. Grunwald by Portsmouth.

(3) Mr. Love also serves as a director of the Company’s subsidiaries, SantaFe and Portsmouth. Amounts shown include $8,000 in regular board and auditcommittee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth. These amounts also include $30,000 inspecial hotel committee fees paid by Portsmouth related to the oversight of its Hotel asset.

(4) Mr. Nance also serves as a director of the Company’s subsidiaries, Santa Fe and Portsmouth. Amounts shown include $8,000 in regular board and auditcommittee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth. These amounts also include $30,000 inspecial hotel committee fees paid by Portsmouth related to the oversight of its Hotel asset.

(5) As Chief Executive Officer, the Company’s Chairman, John V. Winfield, was not paid any board, committee or meetings fees. Mr. Winfield did receive atotal of $12,000 in regular board fees from the Company’s subsidiaries,which is reported on the Summary Compensation Table.

(6) Dollar amounts shown reflect the following: fair market value of $18,000 for 1,197 shares of common stock issued on July 1, 2010 pursuant to the Company’s 2007 Stock Plan. As of June 30, 2011, Mr. Grunwald also had an aggregate of 11,400 vested stock options outstanding.

(7) Dollar amounts shown reflect the following: fair market value of $18,000 for 1,197 shares of common stock issued on July 1, 2010 pursuant to the Company’s 2007 Stock Plan; and the fair market value of $11,179 for 641 shares of common stock issued on October 1, 2010 upon the vesting of 641 RSUs issued pursuant to the 2008 RSU Plan. As of June 30, 2011, Mr. Jacobs also had an aggregate of 11,400 vested stock options outstanding and a total of 1,471 RSUs that vest and are issuable as shares of common stock on the vesting date as follows: October 1, 2010 – 736 shares; April 1, 2012 – 735 shares.

(8) Dollar amounts shown reflect the following: fair market value of $18,000 for 1,197 shares of common stock issued on July 1, 2009 pursuant to the Company’s 2007 Stock Plan; and the fair market value of $11,179 for 641 shares of common stock issued on October 1, 2010 upon the vesting of 641 RSUs issued pursuant to the 2008 RSU Plan. As of June 30, 2011, Mr. Love also had an aggregate of 11,400 vested stock options outstanding and a total of 1,471 RSUs that vest and are issuable as shares of common stock on the vesting date as follows: October 1, 2010 – 736 shares; April 1, 2012 – 735 shares.

(9) Dollar amounts shown reflect the following: fair market value of $18,000 for 1,197 shares of common stock issued on July 1, 2009 pursuant to the Company’s 2007 Stock Plan; and the fair market value of $11,179 for 641 shares of common stock issued on October 1, 2010 upon the vesting of 641 RSUs issued pursuant to the 2008 RSU Plan. As of June 30, 2011, Mr. Nance also had an aggregate of 11,400 vested stock options outstanding and a total of 1,471 RSUs that vest and are issuable as shares of common stock on the vesting date as follows: October 1, 2010 – 736 shares; April 1, 2012 – 735 shares.

Change in Control or Other Arrangements

Except for the foregoing, there are no other arrangements for compensation of Directors and there are no employment contracts between the Company and its Directors or any change in control arrangements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as of September 13, 2011, certain information with respect to the beneficial ownership of Common Stock of the Company owned by those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address	Amount and Nature of		Percent
of Beneficial Owner	Beneficial Ownership(1)		of Class(2)

John V. Winfield	1,493,581	(3)	61.3%
10940 Wilshire Blvd. Suite 2150
Los Angeles, CA 90024

Josef A. Grunwald	131,116	(4)	5.4%
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 2,416,970 shares of Common Stock outstanding at September 13, 2011, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 20,000 shares that Mr. Winfield has a right to acquire pursuant to vested stock options and 15,000 Restricted Stock Units that vested on September 10, 2011 and will be issued as shares of Common Stock as of the vesting date.

(4) Includes 11,400 shares that Mr. Grunwald has a right to acquire pursuant to vested stock options.

Security Ownership of Management.

The following table sets forth, as of September 13, 2011, certain information with respect to the beneficial ownership of Common Stock of the Company owned by (i) each Director and each of the named Executive Officers, and (ii) all Directors and Executive Officers as a group.

Name of	Amount and Nature of		Percent
Beneficial Owner	Beneficial Ownership(1)		of Class

John V. Winfield	1,493,581	(3)	61.3%

Josef A. Grunwald	131,116	(4)	5.4%

William J. Nance	56,356	(5)	2.3%

Gary N. Jacobs	24,366	(6)	1.0%

John C. Love	20,991	(7)	0.9%

David C. Gonzalez	24,270	(8)	1.0%

Michael G. Zybala	0		*

David T. Nguyen	120		*

All Directors and Executive
Officers as a Group (8 persons)	1,750,800		70.4%

*  Ownership does not exceed 1%.

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 2,416,970 shares of Common Stock outstanding at September 13, 2011, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 20,000 shares that Mr. Winfield has a right to acquire pursuant to vested stock options and 15,000 Restricted Stock Units that vested on September 10, 2011 and will be issued as shares of Common Stock as of the vesting date.

(4) Includes 11,400 shares that Mr. Grunwald has a right to acquire pursuant to vested stock options.

(5) Includes 11,400 shares that Mr. Nance has a right to acquire pursuant to vested stock options and 736 RSUs that will vest on October 1, 2011 and will be issued as shares of Common Stock on the vesting date.

(6) Includes 11,400 shares that Mr. Jacobs has a right to acquire pursuant to vested stock options and 736 RSUs that will vest on October 1, 2011 and will be issued as shares of Common Stock on the vesting date. Other than his options, and any unvested RSUs, all shares of Mr. Jacobs are held by the Gary and Robin Jacobs Family Trust.

(7) Includes 11,400 shares that Mr. Love has a right to acquire pursuant to vested stock options and 736 RSUs that will vest on October 1, 2011 and will be issued as shares of Common Stock on the vesting date..

(8) Includes 2,500 shares which Mr. Gonzalez has the right to acquire pursuant to vested stock options.

Changes in Control.

There are no arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2011 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

	Number of securities	Weighted-average	Remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of outstanding	outstanding options	equity compensation
	options, warrants and	warrants and	plans(excluding securities
Plan category	rights	rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	182,884	$11.02	229,709

Equity compensation plans not approved by security holders	None	N/A	None

Total	182,884	$11.02	229,709

 (a) There were 162,000 stock options outstanding as of June 30, 2011. Also included are 20,884 Restricted Stock Units issued pursuant to the 2008 RSU Plan that were outstanding, but not vested, as of June 30, 2011.

(b) Reflects the weighted average exercise price of all outstanding options.

 (c) As of June 30, 2011 the Company had 38,372 shares of Common Stock available for future issuance pursuant to its 2007 Stock Compensation Plan for Non-Employee Directors. Pursuant to the 2007 Plan, each non-employee director will receive, on July 1 of each year, an annual grant of a number of shares of Common Stock of the Company equal in value to $22,000 based on the fair market value of the Common Stock on the date of grant. The Company also had 96,337 RSUs available for future issuance under the 2008 RSU Plan and 95,000 shares available for future issuance under the 2010 Omnibus Employee Incentive Pan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On December 4, 1998, the Compensation Committee authorized the Company to obtain whole life and split dollar insurance policies covering the Company’s President and Chief Executive Officer, Mr. Winfield.  During fiscal 2011 and 2010, the Company paid annual premiums in the amount of approximately $85,000 for the split dollar insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield’s family.  The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

On June 30, 1998, the Company’s Chairman and President entered into a voting trust agreement with the Company giving the Company the power to vote his 4.0% interest in the outstanding shares of the Santa Fe common stock.

As Chairman of the Securities Investment Committee, the Company’s President and Chief Executive officer, John V. Winfield, oversees the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors.  Mr. Winfield also serves as Chief Executive Officer and Chairman of Santa Fe and Portsmouth and oversees the investment activity of those companies.  Depending on certain market conditions and various risk factors, the Chief Executive Officer, his family, Santa Fe and Portsmouth may, at times, invest in the same companies in which the Company invests.  The Company encourages such investments because it places personal resources of the Chief Executive Officer and his family members, and the resources of Santa Fe and Portsmouth, at risk in connection with investment decisions made on behalf of the Company.  Under the direction of the Securities Investment Committee, the Company has instituted certain modifications to its procedures to reduce the potential for conflicts of interest.

The Company, its subsidiary Santa Fe and Santa Fe’s subsidiary, Portsmouth, have established performance based compensation programs for Mr. Winfield’s management of the securities portfolios of those companies.  The performance based compensation program was approved by the disinterested members of the respective Boards of Directors of the Company and its subsidiaries. No performance bonus compensation was paid to Mr. Winfield for the fiscal years ended June 30, 2011 and 2010.

Director Independence

InterGroup’s common stock is listed on the NASDAQ Capital Market tier of the NASDAQ Stock Market LLC (“NASDAQ”).  InterGroup is a Smaller Reporting Company under the rules and regulations of the SEC.  The Board of Directors of InterGroup currently consists of five members. With the exception of the Company’s President and CEO, John V. Winfield, all of InterGroup’s Board of Directors consists of “independent” directors as independence is defined by the applicable rules of the SEC and NASDAQ. There are no members of the Company’s compensation, nominating or audit committees that do not meet those independence standards.

Item 14.  Principal Accounting Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2011 and 2010 for professional services rendered by Burr Pilger Mayer, Inc., the independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q reports or services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

	Fiscal Year
	2011	2010

Audit Fees	$295,000	$332,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL:	$295,000	$332,000

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

None of the hours expended on the independent registered public accounting firms’ engagement to audit the Company’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the independent registered public accounting firm’s full-time permanent employees.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 25 through 55:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2011 and 2010

Consolidated Statements of Operations for Years Ended June 30, 2011 and 2010

Consolidated Statements of Shareholders’ Equity (Deficit) for Years Ended June 30, 2011 and 2010

Consolidated Statements of Cash Flows for Years Ended June 30, 2011 and 2010

Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X have been omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

  (a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Articles of Incorporation:

3.1
Certificate of Incorporation, dated September 11, 1985, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4, filed on September 6, 1985 (Registration No. 33-00126) and Amendment 1 to that Registration Statement filed on October 23, 1985.

3.2
Restated Certificate of Incorporation, dated March 9, 1998, incorporated by reference to Exhibit 3 of the Company’s Amended Quarterly Report on Form 10-QSB/A for the period ended March 31, 1998, as filed on May 19, 1998.

3.3
Certificate of Amendment to Certificate of Incorporation, dated October 2, 1998, incorporated by reference to Exhibit 3 of the Company’s Quarterly report of Form 10-QSB for the period ended September 30, 1998, as filed on November 11, 1998.

3.4
Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on August 6, 2007, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 as filed on September 28, 2007.

3.(ii)
Amended and Restated By-Laws of The InterGroup Corporation, effective as of December 10, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on December 12, 2007.

4.	Instruments defining the rights of security holders including indentures*

9.
Voting Trust Agreement: Voting Trust Agreement dated June 30, 1998 between John V. Winfield and The InterGroup Corporation is incorporated by reference to the        Company’s Annual Report on Form 10-KSB filed with the Commission on September 28, 1998.

10.	Material Contacts:

10.1
1998 Stock Option Plan for Non-Employee Directors approved by the  Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.2
1998 Stock Option Plan for Selected Key Officers, Employees and   Consultants approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.3
The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on January 26, 2007).

10.4
Amended and Restated Agreement of Limited Partnership of Justice Investors, effective November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q Report for the quarterly period ended December 31, 2010, filed with the Commission on February 11, 2011).

10.5
General Partner Compensation Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to Company’s Form 10-Q Report for the quarterly period ended December 31, 2008, filed with the Commission on February 12, 2009).

10.6
The InterGroup Corporation 2008 Restricted Stock Unit Plan, adopted by the Board of Directors on December 3, 2008, and ratified by the shareholders on February 18, 2009 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Commission on January 21, 2009).

10.7
Restricted Stock Unit Agreement, dated February 18, 2009, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Commission on October 13, 2009).

10.8
The InterGroup Corporation 2010 Omnibus Employee Incentive Plan, approved by the shareholders and adopted by the Board of Directors on February 24, 2010 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Commission on January 27, 2010).

10.9
Employee Stock Option Agreement, dated March 16, 2010, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.9 of the Company’s report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Commission on September 27, 2010).

14.	Code of Ethics (filed herewith).

21.	Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm – Burr Pilger Mayer, Inc. (filed herewith).

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (filed herewith).

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (filed herewith).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERGROUP CORPORATION
(Registrant)

Date:	September 21, 2011	by:	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	September 21, 2011	by:	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Operating Officer and Chairman	September 21, 2011
John V. Winfield	of the Board (Principal Executive Officer)

/s/ David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	September 21, 2011
David T. Nguyen

/s/ Josef A Grunwald	Director	September 21, 2011
Josef A. Grunwald

/s/ Gary N. Jacobs	Secretary and Director	September 21, 2011
Gary N. Jacobs

/s/ John C. Love	Director	September 21, 2011
John C. Love

/s/ William J. Nance	Director	September 21, 2011
William J. Nance