Form 10-Q
period 2011-12-31
INTERGROUP CORP
filed 2012-02-09
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

_________________________________

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

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of February 6, 2012, was 2,413,656.

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of December 31, 2011 (Unaudited) and June 30, 2011	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months ended December 31, 2011 and 2010	4

	Condensed Consolidated Statements of Operations (Unaudited) for the Six Months ended December 31, 2011 and 2010	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months ended December 31, 2011 and 2010	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 4.	Controls and Procedures.	26

	PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits.	27

Signatures		28

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	December 31, 2011	June 30, 2011
	(Unaudited)
ASSETS
Investment in hotel, net	$40,772,000	$40,143,000
Investment in real estate, net	65,993,000	66,844,000
Property held for sale	2,401,000	2,426,000
Investment in marketable securities	9,777,000	19,438,000
Other investments, net	15,961,000	17,285,000
Cash and cash equivalents	2,924,000	1,364,000
Restricted cash	2,012,000	2,148,000
Other assets, net	5,538,000	4,718,000

Total assets	$145,378,000	$154,366,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and other liabilities	$11,693,000	$11,347,000
Due to securities broker	4,995,000	9,454,000
Obligations for securities sold	417,000	674,000
Other notes payable	2,820,000	2,786,000
Mortgage notes payable - hotel	44,756,000	45,179,000
Mortgage notes payable - real estate	71,372,000	70,897,000
Mortgage notes payable - property held for sale	1,509,000	1,540,000
Deferred income taxes	4,191,000	5,987,000
Total liabilities	141,753,000	147,864,000

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,343,648 and 3,322,172 issued; 2,413,656 and 2,398,438 outstanding, respectively	33,000	33,000
Additional paid-in capital	9,318,000	9,371,000
Retained earnings	9,867,000	12,941,000
Treasury stock, at cost, 929,992 and 923,734 shares	(10,448,000)	(10,299,000)
Total InterGroup shareholders' equity	8,770,000	12,046,000
Noncontrolling interest	(5,145,000)	(5,544,000)
Total shareholders' equity	3,625,000	6,502,000

Total liabilities and shareholders' equity	$145,378,000	$154,366,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended December 31,	2011	2010
Revenues:
Hotel	$10,412,000	$9,142,000
Real estate	3,610,000	3,560,000
Total revenues	14,022,000	12,702,000
Costs and operating expenses:
Hotel operating expenses	(7,796,000)	(6,816,000)
Real estate operating expenses	(2,051,000)	(1,946,000)
Depreciation and amortization expense	(1,099,000)	(1,719,000)
General and administrative expense	(410,000)	(400,000)

Total costs and operating expenses	(11,356,000)	(10,881,000)

Income from operations	2,666,000	1,821,000
Other income (expense):
Interest expense	(1,592,000)	(1,646,000)
Net (loss) gain on marketable securities	(186,000)	3,703,000
Net unrealized (loss) gain on other investments and derivative instruments	(99,000)	11,822,000
Impairment loss on other investments	(215,000)	(310,000)
Dividend and interest income	509,000	472,000
Trading and margin interest expense	(382,000)	(324,000)
Other (expense) income, net	(1,965,000)	13,717,000

Income before income taxes	701,000	15,538,000
Income tax benefit (expense)	9,000	(5,002,000)
Income from continuing operations	710,000	10,536,000
Discontinued operations:
Income from discontinued operations	29,000	17,000
Income tax expense	(12,000)	(7,000)
Income from discontinued operations	17,000	10,000
Net income	727,000	10,546,000
Less: Net income attributable to the noncontrolling interest	(726,000)	(1,944,000)
Net income attributable to InterGroup	$1,000	$8,602,000

Net income per share from continuing operations
Basic	$0.29	$4.35
Diluted	$0.29	$4.16
Net income per share from discontinued operations
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
Net income per share attributable to InterGroup
Basic	$0.00	$3.55
Diluted	$0.00	$3.40

Weighted average number of common shares outstanding	2,414,516	2,424,136
Weighted average number of diluted common shares outstanding	2,489,307	2,532,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the six months ended December 31,	2011	2010
Revenues:
Hotel	$21,521,000	$18,668,000
Real estate	7,140,000	7,163,000
Total revenues	28,661,000	25,831,000
Costs and operating expenses:
Hotel operating expenses	(15,941,000)	(14,133,000)
Real estate operating expenses	(3,912,000)	(3,853,000)
Depreciation and amortization expense	(2,189,000)	(3,470,000)
General and administrative expense	(898,000)	(872,000)

Total costs and operating expenses	(22,940,000)	(22,328,000)

Income from operations	5,721,000	3,503,000
Other income (expense):
Interest expense	(3,157,000)	(3,240,000)
Net (loss) gain on marketable securities	(4,841,000)	4,056,000
Net unrealized (loss) gain on other investments and derivative instruments	(417,000)	11,863,000
Impairment loss on other investments	(632,000)	(540,000)
Dividend and interest income	599,000	611,000
Trading and margin interest expense	(806,000)	(627,000)
Other (expense) income, net	(9,254,000)	12,123,000

Income (loss) before income taxes	(3,533,000)	15,626,000
Income tax benefit (expense)	1,577,000	(5,020,000)
Income (loss) from continuing operations	(1,956,000)	10,606,000
Discontinued operations:
Income from discontinued operations	47,000	27,000
Income tax expense	(19,000)	(11,000)
Income from discontinued operations	28,000	16,000
Net (loss) income	(1,928,000)	10,622,000
Less: Net income attributable to the noncontrolling interest	(1,146,000)	(2,011,000)
Net (loss) income attributable to InterGroup	$(3,074,000)	$8,611,000

Net (loss) income per share from continuing operations
Basic	$(0.81)	$4.39
Diluted	$(0.81)	$4.23
Net income per share from discontinued operations
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Net (loss) income per share attributable to InterGroup
Basic	$(1.28)	$3.56
Diluted	$(1.28)	$3.43

Weighted average number of common shares outstanding	2,409,370	2,417,055
Weighted average number of diluted common shares outstanding	2,409,370	2,507,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the six months ended December 31, 2011,	2011	2010
Cash flows from operating activities:
Net (loss) income	$(1,928,000)	$10,622,000
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,214,000	3,497,000
Net unrealized loss (gain) on marketable securities	3,006,000	(3,837,000)
Unrealized loss (gain) on other investments and derivative instruments	417,000	(11,863,000)
Impairment loss on other investments	632,000	540,000
Stock compensation expense	186,000	147,000
Changes in assets and liabilities:
Investment in marketable securities	6,655,000	(10,297,000)
Other assets	(856,000)	(247,000)
Accounts payable and other liabilities	108,000	(630,000)
Due to securities broker	(4,459,000)	8,256,000
Obligations for securities sold	(257,000)	(1,698,000)
Deferred taxes	(1,558,000)	5,031,000
Net cash provided by (used in) operating activities	4,160,000	(479,000)

Cash flows from investing activities:
Investment in hotel	(1,737,000)	(1,008,000)
Investment in real estate	(194,000)	(755,000)
Proceeds from other investments	275,000	103,000
Investment in Santa Fe	(471,000)	-
Investment in Portsmouth	(15,000)	-
Restricted cash	136,000	(414,000)
Net cash used in investing activities	(2,006,000)	(2,074,000)

Cash flows from financing activities:
Distribution to noncontrolling interest	(500,000)	-
Borrowings from mortgage notes payable	2,095,000	3,838,000
Principal payments on mortgage notes payable	(2,074,000)	(1,117,000)
Net borrowings (payments on) other notes payable	34,000	(95,000)
Purchase of treasury stock	(149,000)	-
Net cash (used in) provided by financing activities	(594,000)	2,626,000

Net increase in cash and cash equivalents	1,560,000	73,000
Cash and cash equivalents at the beginning of the period	1,364,000	1,140,000
Cash and cash equivalents at the end of the period	$2,924,000	$1,213,000

Supplemental information:
Interest paid	$3,444,000	$3,464,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by The InterGroup Corporation (“InterGroup” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of InterGroup and the notes therein included in the Company's Annual Report on Form 10-K for the year ended June 30, 2011. The June 30, 2011 Condensed Consolidated Balance Sheet was obtained from the Company’s Form 10-K for the year ended June 30, 2011.

The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2012.

As of December 31, 2011, the Company had the power to vote 83.9% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe’s revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 11.8% of the common stock of Portsmouth. Portsmouth has a 50.0% limited partnership interest in Justice and serves as one of the two general partners. The other general partner, Evon Corporation (“Evon”), served as the managing general partner until December 1, 2008 at which time Portsmouth assumed the role of managing general partner.

Justice owns a 543-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the Hotel) and related facilities including a five level underground parking garage. The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice also has a Management Agreement with Prism Hospitality L.P. (Prism) to perform the day-to-day management functions of the Hotel.

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

Due to the temporary closing of the Hotel to undergo major renovations from May 2005 until January 2006 to transition and reposition the Hotel from a Holiday Inn to a Hilton, and the substantial depreciation and amortization expenses resulting from the renovations and operating losses incurred as the Hotel ramped up operations after reopening, Justice has recorded net losses. These losses were anticipated and planned for as part of the Partnership’s renovation and repositioning plan for the Hotel and management considers those net losses to be temporary. The Hotel has been generating positive cash flows from operations since June 2006 and net income is expected to improve in the future, especially since depreciation and amortization expenses attributable to the renovation will decrease substantially. For the fiscal year ended June 30, 2011, that trend of net losses was reversed as the Company recorded net income from hotel operations of $512,000. For the six months ended December 31, 2011, that positive trend continued as the Company recorded net income from hotel operations of $3,053,000. Even in an uncertain economy, management believes that the revenues expected to be generated from the Hotel, garage and the Partnership’s leases will be sufficient to meet all of the Partnership’s current and future obligations and financial requirements. Management also believes that there is significant equity in the Hotel to support additional borrowings, if necessary.

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

Certain prior comparable quarter balances have been reclassified to conform with the current quarter presentation.

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-04 (ASU 2011-04), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (International Financial Reporting Standard).” ASU 2011-04 attempts to improve the comparability of fair value measurements disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. Amendments in ASU 2011-04 clarify the intent of the application of existing fair value measurement and disclosure requirements, as well as change certain measurement requirements and disclosures. ASU 2011-04 is effective for the Company beginning January 1, 2012 and will be applied on a prospective basis. We do not believe that the adoption of ASU 2011-04 will have a material effect on our consolidated financial statements.

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

Properties Held for Sale – Discontinued Operations

Properties are classified as held for sale when management commits to a plan to sell the asset, the asset is available for immediate sale, an active program to locate a buyer has been initiated, the sale of the asset is probable, the sale of the asset is actively marketed and it is unlikely that significant changes to the sale plan will be made or withdrawn. As of December 31, 2011, the Company had one property classified as held for sale.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income (loss) per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options and restricted stock units (RSUs). For the three months ended December 31, 2011, the Company had stock options and RSUs totaling 74,791 that were considered potential dilutive common shares. For the six months ended December 31, 2011, the Company did not have potential dilutive common shares as the Company had a loss from continuing operations.

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2011	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	20,254,000	(17,611,000)	2,643,000
Building and improvements	56,430,000	(21,039,000)	35,391,000
	$79,422,000	$(38,650,000)	$40,772,000

		Accumulated	Net Book
June 30, 2011	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	19,584,000	(17,075,000)	2,509,000
Building and improvements	55,363,000	(20,467,000)	34,896,000
	$77,685,000	$(37,542,000)	$40,143,000

NOTE 3 – INVESTMENT IN REAL ESTATE, NET

Investment in real estate consisted of the following:

As of	December 31, 2011	June 30, 2011
Land	$25,781,000	$25,781,000
Buildings, improvements and equipment	71,019,000	70,826,000
Accumulated depreciation	(30,807,000)	(29,763,000)
Investment in real estate, net	$65,993,000	$66,844,000

In December 2011, the Company refinanced its $926,000 mortgage note payable on its 12-unit apartment building located in Los Angeles, California for a new 10-year mortgage in the amount of $2,095,000. The interest rate on the new loan is fixed at 4.25% per annum for the first 5 years and variable for the remaining 5 years, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in January 2022. The Company received net proceeds of approximately $1,122,000 from the refinancing.

NOTE 4 – PROPERTY HELD FOR SALE AND DISCONTINUED OPERATIONS

Property held for sale consisted of the following:

As of	December 31, 2011	June 30, 2011
Land	$1,140,000	$1,140,000
Buildings, improvements and equipment	1,819,000	1,819,000
Accumulated depreciation	(558,000)	(533,000)
Investment in real estate, net	$2,401,000	$2,426,000

As of December 31, 2011, the Company had listed for sale a 24-unit apartment complex located in Los Angeles, California. As of June 30, 2011, this property was reclassified on the Company’s condensed consolidated balance sheet as held for sale for comparative purposes.

In January 2012, this property was sold for $4,370,000. The Company realized a gain on the sale of real estate of approximately $1,700,000, which will be reported in the quarter ending March 31, 2012. The Company paid off the related mortgage note payable balance of $1,504,000 and received net proceeds of $2,564,000 after selling related costs.

The revenues and expenses from the operation of the held for sale property for respective periods are summarized as follows:

For the three months ended December 31,	2011	2010
Revenues	$92,000	$94,000
Expenses	(63,000)	(77,000)
Income from discontinued operations	$29,000	$17,000

For the six months ended December 31,	2011	2010
Revenues	$180,000	$184,000
Expenses	(133,000)	(157,000)
Income from discontinued operations	$47,000	$27,000

NOTE 5 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At December 31, 2011 and June 30, 2011, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value

As of December 31, 2011
Corporate
Equities	$9,238,000	$2,610,000	$(2,071,000)	$539,000	$9,777,000

As of June 30, 2011
Corporate
Equities	$15,288,000	$6,147,000	$(1,997,000)	$4,150,000	$19,438,000

As of December 31, 2011 and June 30, 2011, the Company had unrealized losses of $1,568,000 and $969,000, respectively, related to securities held for over one year.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the respective periods:

For the three months ended December 31,	2011	2010
Realized gain on marketable securities	$62,000	$334,000
Unrealized (loss) gain on marketable securities	(248,000)	3,369,000

Net (loss) gain on marketable securities	$(186,000)	$3,703,000

For the six months ended December 31,	2011	2010
Realized (loss) gain on marketable securities	$(1,835,000)	$219,000
Unrealized (loss) gain on marketable securities	(3,006,000)	3,837,000

Net (loss) gain on marketable securities	$(4,841,000)	$4,056,000

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

Other investments, net consist of the following:

Type	December 31, 2011	June 30, 2011
Preferred stock - Comstock, at cost	$13,231,000	$13,231,000
Private equity hedge fund, at cost	2,144,000	2,736,000
Corporate debt and equity instruments, at cost	269,000	569,000
Warrants - at fair value	317,000	749,000
	$15,961,000	$17,285,000

NOTE 7 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities include trade payables, advance deposits and other liabilities.

As of December 31, 2011, included in the total accounts payable and other liabilities balance of $11,693,000 is $7,756,000 of accounts payable and other liabilities related to Justice Investors and its hotel operations. As of June 30, 2011, included in the total accounts payable and other liabilities balance of $11,347,000, $7,961,000 is accounts payable related to Justice Investors and its hotel operations.

NOTE 8 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s non-financial instruments approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker and obligations for securities sold) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of December 31, 2011
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents - money market	$3,000	$-	$-	$3,000
Restricted cash	2,012,000	-	-	2,012,000
Other investments - warrants	-	-	317,000.00	317,000
Investment in marketable securities:
Basic materials	3,678,000	-	-	3,678,000
Technology	2,413,000	-	-	2,413,000
Financial services	1,264,000	-	-	1,264,000
REITs and real estate companies	800,000	-	-	800,000
Services	656,000	-	-	656,000
Other	966,000	-	-	966,000
	9,777,000	-	-	9,777,000
	$11,792,000	$-	$317,000	$12,109,000

As of June 30, 2011
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents - money market	$3,000	$-	$-	$3,000
Restricted cash	2,148,000	-	-	2,148,000
Other investments - warrants	-	749,000	-	749,000
Investment in marketable securities:
Basic materials	4,978,000	-	-	4,978,000
Services	3,740,000	-	-	3,740,000
Investment funds	3,358,000	-	-	3,358,000
Financial services	2,012,000	-	-	2,012,000
REITs and real estate companies	2,851,000	-	-	2,851,000
Other	2,499,000	-	-	2,499,000
	19,438,000	-	-	19,438,000
	$21,589,000	$749,000	$-	$22,338,000

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date. The fair value of the warrants was determined based upon a Black-Scholes option valuation model.

Warrants - Transfer into Level 3 Reconciliation	Level 3
Beginning balance as of June 30, 2011 - Level 3	$-
Transfer in from Level 2 Other investments - warrants	749,000
Unrealized loss during the six months ended December 31, 2011	(432,000)
Ending balance as of December 31, 2011 - Level 3	$317,000

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

					Net loss for the six months
Assets	Level 1	Level 2	Level 3	December 31, 2011	ended December 31, 2011

Other non-marketable investments	$-	$-	$15,644,000	$15,644,000	$(1,049,000)

					Net gain for the six months
Assets	Level 1	Level 2	Level 3	June 30, 2011	ended December 31, 2010

Other non-marketable investments	$-	$-	$16,536,000	$16,536,000	$11,323,000

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

NOTE 9 – STOCK BASED COMPENSATION PLANS

The Company follows ASC Topic 718 “Compensation – Stock Compensation”, which addresses accounting for equity-based compensation arrangements, including employee stock options and restricted stock units.

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

During the six months ended December 31, 2011 and 2010, the Company recorded stock option compensation cost of $98,000 and $75,000, respectively, related to the issuance of stock options. As of December 31, 2011, there was a total of $245,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average of 5 years.

The following table summarizes the stock options activity from June 30, 2010 through December 31, 2011:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	June 30, 2010	192,000	$11.32	6.44 years	$790,000
Granted		—	—
Exercised		(3,000)	12.70	—	—
Forfeited		—
Exchanged		(27,000)	12.96	—	—

Oustanding at	June 30, 2011	162,000	11.02	6.48 years	2,252,000
Granted		5,000	24.92	10.00 years	—
Exercised		—	—	—	—
Forfeited		—
Exchanged		—	—	—	—
Oustanding at	December 31, 2011	167,000	$11.44	6.09 years	$1,131,000

Exercisable at	December 31, 2011	79,500	$11.76	3.70 years	$496,000

Estimated number of options
vested and expected to vest at	December 31, 2011	167,000	$11.44	6.09 years	$1,131,000

The table below summarizes the restricted stock units (RSUs) granted and outstanding.

			Weighted Average
			Grant Date
		Number of RSUs	Fair Value
RSUs outstanding as of	June 30, 2010	32,564	$12.89

Granted		5,884	$24.92
Converted to common stock		(17,564)	$13.07

RSUs outstanding as of	June 30, 2011	20,884	$16.14

Granted		-	$-
Converted to common stock		(17,944)	$14.70

RSUs outstanding as of	December 31, 2011	2,940	$24.92

On July 1 of every year, as part of the Stock Compensation Plan for Non-employee Directors, each non-employee director received an automatic grant of a number of shares of Company’s Common Stock equal in value to $22,000 ($88,000 total recorded as stock compensation expense) based on 100% of the fair market value of the Company’s stock on the day of grant. During the six months ended December 31, 2011 and 2010, the four non-employee directors of the Company received a total grant of 3,532 and 4,716 shares of common stock.

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

Information below represents reported segments for the three and six months ended December 31, 2011 and 2010. Operating income (loss) from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income for investment transactions consist of net investment gain (loss) and dividend and interest income.

As of and for the three months	Hotel	Real Estate	Investment			Discontinued
ended December 31, 2011	Operations	Operations	Transactions	Other	Subtotal	Operations	Total
Revenues	$10,412,000	$3,610,000	$-	$-	$14,022,000	$92,000	$14,114,000
Operating expenses	(8,375,000)	(2,571,000)	-	(410,000)	(11,356,000)	(53,000)	(11,409,000)
Income (loss) from operations	2,037,000	1,039,000	-	(410,000)	2,666,000	39,000	2,705,000
Interest expense	(695,000)	(897,000)	-	-	(1,592,000)	(10,000)	(1,602,000)
Loss from investments	-	-	(373,000)	-	(373,000)	-	(373,000)
Income tax benefit (expense)	-	-	-	9,000	9,000	(12,000)	(3,000)
Net income (loss)	$1,342,000	$142,000	$(373,000)	$(401,000)	$710,000	$17,000	$727,000
Total assets	$40,772,000	$65,993,000	$25,738,000	$10,474,000	$142,977,000	$2,401,000	$145,378,000

As of and for the three months	Hotel	Real Estate	Investment			Discontinued
ended December 31, 2010	Operations	Operations	Transactions	Other	Total	Operations	Total
Revenues	$9,142,000	$3,560,000	$-	$-	$12,702,000	$94,000	$12,796,000
Operating expenses	(8,074,000)	(2,407,000)	-	(400,000)	(10,881,000)	(49,000)	(10,930,000)
Income (loss) from operations	1,068,000	1,153,000	-	(400,000)	1,821,000	45,000	1,866,000
Interest expense	(713,000)	(933,000)	-	-	(1,646,000)	(28,000)	(1,674,000)
Income from investments	-	-	15,363,000	-	15,363,000	-	15,363,000
Income tax expense	-	-	-	(5,002,000)	(5,002,000)	(7,000)	(5,009,000)
Net income (loss)	$355,000	$220,000	$15,363,000	$(5,402,000)	$10,536,000	$10,000	$10,546,000
Total assets	$40,450,000	$65,730,000	$39,717,000	$8,133,000	$154,030,000	$2,452,000	$156,482,000

As of and for the six months	Hotel	Real Estate	Investment			Discontinued
ended December 31, 2011	Operations	Operations	Transactions	Other	Subtotal	Operations	Total
Revenues	$21,521,000	$7,140,000	$-	$-	$28,661,000	$180,000	$28,841,000
Operating expenses	(17,085,000)	(4,957,000)	-	(898,000)	(22,940,000)	(114,000)	(23,054,000)
Income (loss) from operations	4,436,000	2,183,000	-	(898,000)	5,721,000	66,000	5,787,000
Interest expense	(1,383,000)	(1,774,000)	-	-	(3,157,000)	(19,000)	(3,176,000)
Loss from investments	-	-	(6,097,000)	-	(6,097,000)	-	(6,097,000)
Income tax benefit	-	-	-	1,577,000	1,577,000	(19,000)	1,558,000
Net income (loss)	$3,053,000	$409,000	$(6,097,000)	$679,000	$(1,956,000)	$28,000	$(1,928,000)
Total assets	$40,772,000	$65,993,000	$25,738,000	$10,474,000	$142,977,000	$2,401,000	$145,378,000

As of and for the six months	Hotel	Real Estate	Investment			Discontinued
ended December 31, 2010	Operations	Operations	Transactions	Other	Total	Operations	Total
Revenues	$18,668,000	$7,163,000	$-	$-	$25,831,000	$184,000	$26,015,000
Operating expenses	(16,679,000)	(4,777,000)	-	(872,000)	(22,328,000)	(101,000)	(22,429,000)
Income (loss) from operations	1,989,000	2,386,000	-	(872,000)	3,503,000	83,000	3,586,000
Interest expense	(1,416,000)	(1,824,000)	-	-	(3,240,000)	(56,000)	(3,296,000)
Income from investments	-	-	15,363,000	-	15,363,000	-	15,363,000
Income tax expense	-	-	-	(5,020,000)	(5,020,000)	(11,000)	(5,031,000)
Net income (loss)	$573,000	$562,000	$15,363,000	$(5,892,000)	$10,606,000	$16,000	$10,622,000
Total assets	$40,450,000	$65,730,000	$39,717,000	$8,133,000	$154,030,000	$2,452,000	$156,482,000

NOTE 11 – RELATED PARTY TRANSACTIONS

Four of the Portsmouth directors serve as directors of Intergroup. Three of those directors also serve as directors of Santa Fe. The three Santa Fe directors also serve as directors of InterGroup.

During the three months ended December 31, 2011 and 2010, the Company received management fees from Justice Investors totaling $98,000 and $93,000, respectively. During the six months ended December 31, 2011 and 2010, the Company received management fees from Justice Investors totaling $189,000 and $172,000, respectively. These amounts were eliminated in consolidation.

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

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 68.8% owned subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its ownership and operations of multi-family real estate and commercial properties and income received from investment of its cash and securities assets. Portsmouth has a 50.0% limited partnership interest in Justice and serves as the managing general partner of Justice. Evon Corporation (“Evon”) serves as the other general partner. Justice owns the land, improvements and leaseholds at 750 Kearny Street, San Francisco, California, known as the Hilton San Francisco Financial District (the “Hotel”). The financial statements of Justice have been consolidated with those of the Company.

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

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

The Company had net income of $727,000 for the three months ended December 31, 2011 compared to net income of $10,546,000 for the three months ended December 31, 2010. The decrease in net income is primarily attributable to the net loss from investing activities partially offset by the significant improvement in the hotel operations during the current quarter.

The Company had net income from hotel operations of $1,342,000 for the three months ended December 31, 2011, compared to net income of $355,000 for the three months ended December 31, 2010. That increase in net income is primarily attributable to a $679,000 decrease in depreciation and amortization expense, as many of the furniture and fixture improvements from the renovation of the Hotel reached full deprecation during January 2011, and a significant increase in total operating revenues compared to the prior year.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2011 and 2010.

For the three months ended December 31,	2011	2010
Hotel revenues:
Hotel rooms	$8,098,000	$6,701,000
Food and beverage	1,431,000	1,502,000
Garage	651,000	645,000
Other revenues	232,000	294,000
Total hotel revenues	10,412,000	9,142,000
Operating expenses excluding interest, depreciation and amortization	(7,796,000)	(6,816,000)
Operating income before interest, depreciation and amortization	2,616,000	2,326,000
Interest	(695,000)	(713,000)
Depreciation and amortization	(579,000)	(1,258,000)

Net income from hotel operations	$1,342,000	$355,000

For the three months ended December 31, 2011, the Hotel generated operating income of $2,616,000 before interest, depreciation and amortization, on total operating revenues of $10,412,000 compared to operating income of $2,326,000 before interest, depreciation and amortization, on operating revenues of $9,142,000 for the three months ended December 31, 2010. The increase in income from Hotel operations is primarily attributable to increases in room revenues in the current quarter, partially offset by an increase in operating expenses due to higher labor costs and increased staffing to improve guest satisfaction as well as greater franchise and management fees which are based on a percentage of revenues.

Room revenues increased by $1,397,000 for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The increase in room revenues was primarily attributable to a significant increase in average daily room rates during the current period as the Hotel continued to see an increase in higher rated leisure, corporate and group business travel.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the three months ended December 31, 2011 and 2010.

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPar

2011	$190	85%	$162
2010	$159	84%	$134

The operations of the Hotel experienced an increase in the higher rated business and group travel segments in the three months ended December 31, 2011 as the hospitality industry in the San Francisco market continued to show signs of recovery. As a result, the Hotel’s average daily rate increased significantly by $31 for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The increase in occupancy of 1% was due to increased demand for hotel rooms in San Francisco and the Hotel’s ability to capture a greater share of those rooms within its market set. Due to that increased demand, the Hotel was able to reduce the amount of discounted Internet business that it was forced to take in the prior period to maintain occupancy in a very competitive market. As a result, the Hotel was able to achieve a RevPar number that was $28 higher than the comparative three month period.

During the past year we have seen our management team guide our Hotel through a difficult economic period by taking bold steps to reduce expenses and implement innovative strategies in order to improve operations and enhance our competitiveness in the market. As a result, we were well positioned to take advantage of the gradual recovery that took place in the San Francisco market. We saw a significant improvement in room rates as the Hotel was able to expand its share of higher rated business and leisure travel which increased our operating revenues and profitability. Those results made it possible for Justice Investors to declare its first limited partnership distribution since September 2008 as the Partnership made a total distribution in the amount of $1,000,000 in December 2011, of which Portsmouth received $500,000.

We will continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition. Our new executive lounge on the 26th floor of the Hotel that opened in October 2011 is one of our latest projects designed to enhance the guest experience. We have upgraded our internet connectivity throughout the Hotel and are providing more technological amenities for our guests. We have also made improvements to our restaurant facilities and are currently upgrading the lobby and common areas of the Hotel. We made the Hotel more energy efficient and have enhanced our recycling program to support the concept of a greener world while reducing our operating costs. The Hotel also became a groundbreaker in implementing Hilton’s Huanying (“Welcome”) program which features a tailored experience for Chinese travelers. We have also taken important steps to further develop our ties to the local Chinese community and the City as part of being a good corporate citizen and to promote new business.

Moving forward, we will continue to focus on cultivating more international business, especially from China, and capturing a greater percentage of high rated business, leisure and group travel. During the last twelve months, we have seen improvement in business and leisure travel. If that trend in the San Francisco market and the hotel industry continues, it should translate into an increase in room revenues and profitability. However, like all hotels, it will remain subject to the uncertain domestic and global economic environment.

While operating in a highly competitive rental market, real estate operations remained relatively consistent. The Company had real estate revenues of $3,610,000 for the three months ended December 31, 2011 compared with revenues of $3,560,000 for the three months ended December 31, 2010. Real estate operating expenses (excluding depreciation) were $2,051,000 and $1,946,000 for the comparative periods. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

As of December 31, 2011, the Company had listed for sale a 24-unit apartment complex located in Los Angeles, California. This property is classified as property held for sale on the Company’s condensed balance sheet with the operations of this property classified under discontinued operations in the condensed consolidated statements of operations. In January 2012, this property was sold for $4,370,000. The Company realized a gain on the sale of real estate of approximately $1,700,000, which will be reported in the quarter ending March 31, 2012. The Company paid off the related mortgage note payable balance of $1,504,000 and received net proceeds of $2,564,000 after selling related costs.

The Company had a net loss on marketable securities of $186,000 for the three months ended December 31, 2011 compared to a net gain of $3,703,000 for the three months ended December 31, 2010. For the three months ended December 31, 2011, the Company had a net realized gain of $62,000 and a net unrealized loss of $248,000. For the three months ended December 31, 2010, the Company had a net realized gain of $334,000 and net unrealized gain of $3,369,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities please see the Marketable Securities section below.

During the three months ended December 31, 2011, the Company had an unrealized loss of $99,000 related to other investments compared to an unrealized gain of $11,822,000 for the three months ended December 31, 2010. The significant difference is due to an unrealized gain of $11,422,000 related to the Company’s Comstock investment in the prior year comparable quarter. Comstock had undergone a restructuring which resulted in the unrealized gain for the Company.

During the three months ended December 31, 2011 and 2010, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded impairment losses of $215,000 and $310,000, for each respective period.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. Since Portsmouth consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its 50% non-controlling interest in the Hotel, variability in the tax provision results from the relative significance of the non-controlling interest and the magnitude of the pretax income or loss at the Company and its two principal subsidiaries. The income tax expense during the three months ended December 31, 2011 and 2010 represents income tax expense of Intergroup and its subsidiary, Portsmouth. The income tax of the Company’s other subsidiary, Santa Fe, was zero due to its net loss and the full valuation of its deferred income tax asset from net operating loss carryover.

Six Months Ended December 31, 2011 Compared to the Six Months Ended December 31, 2010

The Company had a net loss of $1,928,000 for the six months ended December 31, 2011 compared to net income of $10,622,000 for the six months ended December 31, 2010. The change in net income is primarily attributable to the net loss from investing activities partially offset by the significant improvement in the hotel operations during the current quarter.

The Company had net income from hotel operations of $3,053,000 for the six months ended December 31, 2011, compared to net income of $573,000 for the six months ended December 31, 2010. That increase in net income is primarily attributable to a $1,402,000 decrease in depreciation and amortization expense, as many of the furniture and fixture improvements from the renovation of the Hotel reached full deprecation during January 2011, and a significant increase in total operating revenues compared to the prior year.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2011 and 2010.

For the six months ended December 31,	2011	2010
Hotel revenues:
Hotel rooms	$16,795,000	$14,216,000
Food and beverage	2,805,000	2,683,000
Garage	1,382,000	1,281,000
Other revenues	539,000	488,000
Total hotel revenues	21,521,000	18,668,000
Operating expenses excluding interest, depreciation and amortization	(15,941,000)	(14,133,000)
Operating income before interest, depreciation and amortization	5,580,000	4,535,000
Interest	(1,383,000)	(1,416,000)
Depreciation and amortization	(1,144,000)	(2,546,000)

Net income from hotel operations	$3,053,000	$573,000

For the six months ended December 31, 2011, the Hotel generated operating income of $5,580,000 before interest, depreciation and amortization, on total operating revenues of $21,521,000 compared to operating income of $4,535,000 before interest, depreciation and amortization, on operating revenues of $18,668,000 for the six months ended December 31, 2010. The increase in income from Hotel operations is primarily attributable to increases in room, food and beverage, and other revenues in the current year, partially offset by an increase in operating expenses due to higher labor costs and increased staffing to improve guest satisfaction as well as greater franchise and management fees which are based on a percentage of revenues.

Room revenues increased by $2,579,000 for the six months ended December, 2011 compared to the six months ended December 31, 2010 and food and beverage revenues increased by $122,000 for the same period. The increase in room revenues was primarily attributable to a significant increase in average daily room rates during the current period as the Hotel began to see an increase in higher rated leisure, corporate and group business travel, which also resulted in higher in food and beverage revenues. Garage revenues increased by $101,000 due the higher demand for outside parking during the current period.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the six months ended December 31, 2011 and 2010.

Six Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPar

2011	$190	88%	$168
2010	$163	87%	$142

The operations of the Hotel experienced an increase in the higher rated business and group travel segments in the six months ended December 31, 2011 as the hospitality industry in the San Francisco market continued to show signs of recovery. As a result, the Hotel’s average daily rate increased significantly by $27 for the six months ended December 31, 2011 compared to the six months ended December 31, 2010. The increase in occupancy of 1% was due to increased demand for hotel rooms in San Francisco and the Hotel’s ability to capture a greater share of those rooms within its market set. Due to that increased demand, the Hotel was able to reduce the amount of discounted Internet business that it was forced to take in the prior period to maintain occupancy in a very competitive market. As a result, the Hotel was able to achieve a RevPar number that was $26 higher than the comparative six month period.

During the past year we have seen our management team guide our Hotel through a difficult economic period by taking bold steps to reduce expenses and implement innovative strategies in order to improve operations and enhance our competitiveness in the market. As a result, we were well positioned to take advantage of the gradual recovery that took place in the San Francisco market. We saw a significant improvement in room rates as the Hotel was able to expand its share of higher rated business and leisure travel which increased our operating revenues and profitability. Those results made it possible for Justice Investors to declare its first limited partnership distribution since September 2008 as the Partnership made a total distribution in the amount of $1,000,000 in December 2011, of which Portsmouth received $500,000.

We will continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition. Our new executive lounge on the 26th floor of the Hotel that opened in October 2011 is one of our latest projects designed to enhance the guest experience. We have upgraded our internet connectivity throughout the Hotel and are providing more technological amenities for our guests. We have also made improvements to our restaurant facilities and are currently upgrading the lobby and common areas of the Hotel. We made the Hotel more energy efficient and have enhanced our recycling program to support the concept of a greener world while reducing our operating costs. The Hotel also became a groundbreaker in implementing Hilton’s Huanying (“Welcome”) program which features a tailored experience for Chinese travelers. We have also taken important steps to further develop our ties to the local Chinese community and the City as part of being a good corporate citizen and to promote new business.

Moving forward, we will continue to focus on cultivating more international business, especially from China, and capturing a greater percentage of high rated business, leisure and group travel. During the last twelve months, we have seen improvement in business and leisure travel. If that trend in the San Francisco market and the hotel industry continues, it should translate into an increase in room revenues and profitability. However, like all hotels, it will remain subject to the uncertain domestic and global economic environment.

While operating in a highly competitive rental market, real estate operations remained relatively consistent. The Company had real estate revenues of $7,140,000 for the six months ended December 31, 2011 compared with revenues of $7,163,000 for the six months ended December 31, 2010. Real estate operating expenses (excluding depreciation) were $3,912,000 and $3,853,000 for the comparative periods. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

As of December 31, 2011, the Company had listed for sale a 24-unit apartment complex located in Los Angeles, California. This property is classified as property held for sale on the Company’s condensed balance sheet with the operations of this property classified under discontinued operations in the condensed consolidated statements of operations. In January 2012, this property was sold for $4,370,000. The Company realized a gain on the sale of real estate of approximately $1,700,000, which will be reported in the quarter ending March 31, 2012. The Company paid off the related mortgage note payable balance of $1,504,000 and received net proceeds of $2,564,000 after selling related costs.

The Company had a net loss on marketable securities of $4,841,000 for the six months ended December 31, 2011 compared to a net gain on marketable securities of $4,056,000 for the six months ended December 31, 2010. For the six months ended December 31, 2011, the Company had a net realized loss of $1,837,000 and a net unrealized loss of $3,004,000. For the six months ended December 31, 2010, the Company had a net realized gain of $219,000 and a net unrealized gain of $3,837,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the six months ended December 31, 2011, the Company had an unrealized loss of $417,000 related to other investments compared to an unrealized gain of $11,863,000 for the six months ended December 31, 2010. The significant difference is due to an unrealized gain of $11,422,000 related to the Company’s Comstock investment in the prior year comparable quarter. Comstock had undergone a restructuring which resulted in the unrealized gain for the Company.

During the six months ended December 31, 2011 and 2010, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded impairment losses of $632,000 and $540,000, for each respective period.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. Since Portsmouth consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its 50% non-controlling interest in the Hotel, variability in the tax provision results from the relative significance of the non-controlling interest and the magnitude of the pretax income or loss at the Company and its two principal subsidiaries. The income tax benefit (expense) during the six months ended December 31, 2011 and 2010 represents income tax benefit (expense) of Intergroup and its subsidiary, Portsmouth. The income tax of the Company’s other subsidiary, Santa Fe, was zero due to its net loss and the full valuation of its deferred income tax asset from net operating loss carryover.

MARKETABLE SECURITIES

As of December 31, 2011 and June 30, 2011, the Company had investments in marketable equity securities of $9,777,000 and $19,438,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of December 31, 2011		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$3,678,000	37.6%
Technology	2,413,000	24.7%
Financial services	1,264,000	12.9%
REITs and real estate companies	800,000	8.2%
Services	656,000	6.7%
Other	966,000	9.9%
	$9,777,000	100.0%

As of June 30, 2011		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$4,978,000	25.6%
Services	3,740,000	19.2%
Investment funds	3,358,000	17.3%
Financial services	2,012,000	14.7%
REITs and real estate companies	2,851,000	10.4%
Other	2,499,000	12.8%
	$19,438,000	100.0%

The Company’s investment portfolio is diversified with 103 different equity positions. The portfolio contains two individual equity security positions that are more than 5% of the total equity value of the portfolio, with the largest representing approximately 32.1% of the total equity value of the entire portfolio. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 5% of its total portfolio value, that investment could eventually exceed 5% as a result of equity appreciation or reduction of other positions. Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the three months ended December 31,	2011	2010
Net (loss) gain on marketable securities	$(186,000)	$3,703,000
Net unrealized (loss) gain on other investments	(99,000)	11,822,000
Impairment loss on other investments	(215,000)	(310,000)
Dividend and interest income	509,000	472,000
Margin interest expense	(103,000)	(93,000)
Trading and management expenses	(279,000)	(231,000)
	$(373,000)	$15,363,000

For the six months ended December 31,	2011	2010
Net (loss) gain on marketable securities	$(4,841,000)	$4,056,000
Net unrealized (loss) gain on other investments	(417,000)	11,863,000
Impairment loss on other investments	(632,000)	(540,000)
Dividend and interest income	599,000	611,000
Margin interest expense	(268,000)	(168,000)
Trading and management expenses	(538,000)	(459,000)
	$(6,097,000)	$15,363,000

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations, real estate operations and from the investment of its cash in marketable securities and other investments.

Following the temporary suspension of operations in May 2005 for major renovations, the Hotel started, and continues, to generate positive cash flows from its operations. As a result, Justice was able to pay some limited partnership distributions in fiscal years 2008 and 2009. However, due to the significant downturn in the San Francisco hotel market beginning in September 2008 and the continued weakness in domestic and international economies, no Partnership distributions were paid in fiscal 2011 and 2010. During such periods, the Company had to depend more on the revenues generated from the investment of its cash and marketable securities and from its general partner management fees. Since we have seen significant improvement in the operations of the Hotel, and the San Francisco market in general, Justice was in a position to pay a limited partnership distribution in December 2011 in an aggregate amount of $1,000,000, of which Portsmouth received $500,000. The general partners of Justice will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. As a result of that new agreement and the increase in Hotel gross revenues in the current period, total general partner fees paid to Portsmouth for the six months ended December 31, 2011 increased to $189,000, compared to $172,000 for the six month period ended December 31, 2010.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $26,891,000 as of December 31, 2011.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $17,865,000 as of December 31, 2011.

Effective April 29, 2010, the Partnership obtained a modification of its $2,500,000 unsecured revolving line of credit facility with East West Bank that was to mature on April 30, 2010, and converted that line of credit facility to an unsecured term loan. The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a nine-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the Wall Street Journal Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of December 31, 2011. As of December 31, 2011, the interest rate was 5.75% and the outstanding balance was $2,017,000.

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

In December 2011, the Company refinanced its $926,000 mortgage note payable on its 12-unit apartment building located in Los Angeles, California for a new 10-year mortgage in the amount of $2,095,000. The interest rate on the new loan is fixed at 4.25% per annum for the first 5 years and variable for the remaining 5 years, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in January 2022. The Company received net proceeds of approximately $1,122,000 from the refinancing.

As of December 31, 2011, the Company had listed for sale a 24-unit apartment complex located in Los Angeles, California. This property is classified as property held for sale on the Company’s condensed balance sheet with the operations of this property classified under discontinued operations in the condensed consolidated statements of operations. In January 2012, this property was sold for $4,370,000. The Company realized a gain on the sale of real estate of approximately $1,700,000, which will be reported in the quarter ending March 31, 2012. The Company paid off the related mortgage note payable balance of $1,504,000 and received net proceeds of $2,564,000 after selling related costs.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$117,637,000	$1,227,000	$34,199,000	$7,089,000	$1,795,000	$42,260,000	$31,067,000
Other notes payable	2,820,000	619,000	638,000	1,558,000	5,000		-
Interest	38,197,000	11,225,000	5,003,000	4,649,000	4,248,000	4,083,000	8,989,000
Total	$158,654,000	$13,071,000	$39,840,000	$13,296,000	$6,048,000	$46,343,000	$40,056,000

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

The following table reflects purchases of InterGroup’s common stock made by The InterGroup Corporation, for its own account, during the second quarter of its fiscal year ending June 30, 2012.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares Purchased	of shares that May
Fiscal	Number of	Average	as Part of Publicly	Yet be Purchased
2012	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Month #1
(October 1-	-	-	-	71,012
October 31)

Month #2
(November 1-	900	$19.11	900	70,112
November 30)

Month #3
(December 1-	400	$17.49	400	69,712
December 31)

TOTAL:	1,300	$18.62	1,300	69,712

The Company has only one stock repurchase program. The program was initially announced on January 13, 1998 and was amended on February 10, 2003 and October 12, 2004. The total number of shares authorized to be repurchased pursuant to those prior authorizations was 870,000, adjusted for stock splits. On June 3, 2009, the Board of Directors authorized the Company to purchase up to an additional 125,000 shares of Company’s common stock. The purchases will be made, in the discretion of management, from time to time, in the open market or through privately negotiated third party transactions depending on market conditions and other factors. The Company’s repurchase program has no expiration date and can be amended from time to time in the discretion of the Board of Directors. No plan or program expired during the period covered by the table.

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

THE INTERGROUP CORPORATION
(Registrant)

Date: February 9, 2012	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: February 9, 2012	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

- 28 -