Form 10-K/A
period 2011-06-30
INTERGROUP CORP
filed 2012-08-24
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

The InterGroup Corporation (“InterGroup” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which was originally filed on September 22, 2011 (the “Original Filing”) for the sole purpose of filing three exhibits (Exhibits 10.10 and 10.11 and 10.12) that were not included with the Original Filing and to revise the description and index of exhibits included Part IV, Item 15 (Exhibits, Financial Statement Schedules). New certifications from our Principal Executive Officer and Principal Financial Officer are also included as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-K/A.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the date of the Original Filing. Accordingly, this Amendment must be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including amendments to those filings, if any.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 28 through 58:

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

(a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Articles of Incorporation:

3.1	Certificate of Incorporation, dated September 11, 1985, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4, filed on September 6, 1985 (Registration No. 33-00126) and Amendment 1 to that Registration Statement filed on October 23, 1985.

2

3.2	Restated Certificate of Incorporation, dated March 9, 1998, incorporated by reference to Exhibit 3 of the Company’s Amended Quarterly Report on Form 10-QSB/A for the period ended March 31, 1998, as filed on May 19, 1998.

3.3	Certificate of Amendment to Certificate of Incorporation, dated October 2, 1998, incorporated by reference to Exhibit 3 of the Company’s Quarterly report of Form 10-QSB for the period ended September 30, 1998, as filed on November 11, 1998.

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on August 6, 2007, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 as filed on September 28, 2007.

3.(ii)	Amended and Restated By-Laws of The InterGroup Corporation, effective as of December 10, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on December 12, 2007.

4.*	Instruments defining the rights of security holders including indentures*

9.	Voting Trust Agreement: Voting Trust Agreement dated June 30, 1998 between John V. Winfield and The InterGroup Corporation is incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on September 28, 1998.

10.	Material Contracts:

10.1	1998 Stock Option Plan for Non-Employee Directors approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.2	1998 Stock Option Plan for Selected Key Officers, Employees and Consultants approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.3	The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on January 26, 2007).

10.4	Amended and Restated Agreement of Limited Partnership of Justice Investors, effective November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q Report for the quarterly period ended December 31, 2010, filed with the Commission on February 11, 2011).

10.5	General Partner Compensation Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to Company’s Form 10-Q Report for the quarterly period ended December 31, 2008, filed with the Commission on February 12, 2009).

10.6	The InterGroup Corporation 2008 Restricted Stock Unit Plan, adopted by the Board of Directors on December 3, 2008, and ratified by the shareholders on February 18, 2009 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Commission on January 21, 2009).

3

10.7	Restricted Stock Unit Agreement, dated February 18, 2009, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Commission on October 13, 2009).

10.8	The InterGroup Corporation 2010 Omnibus Employee Incentive Plan, approved by the shareholders and adopted by the Board of Directors on February 24, 2010 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Commission on January 27, 2010).

10.9	Employee Stock Option Agreement, dated March 16, 2010, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.9 of the Company’s report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Commission on September 27, 2010).

10.10**	Franchise License Agreement, dated December 10, 2004, between Justice Investors and Hilton Hotels (filed herewith)

10.11**	Management Agreement, dated February 2, 2007, between Justice Investors and Prism Hospitality, L.P. (filed herewith)

10.12**	Management Agreement, dated August 1, 2005, between Century West Properties, Inc. and The InterGroup Corporation (filed herewith).

14.***	Code of Ethics

21.***	Subsidiaries

23.1***	Consent of Independent Registered Public Accounting Firm – Burr Pilger Mayer, Inc.

31.1**	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) .

31.2**	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) .

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

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

** Filed herewith.

*** Previously filed with Original Form 10-K.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERGROUP CORPORATION
(Registrant)

Date: August 24, 2012	By:	/s/ David T. Nguyen
David T. Nguyen
Treasurer and Controller
(Principal Financial Officer)

5