Form 10-K
period 2012-06-30
INTERGROUP CORP
filed 2012-09-20
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes   ☒ No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the closing price on December 30, 2011 (the last business day of registrant’s most recently completed second fiscal quarter ended December 31, 2011) was $13,495,914.

The number of shares outstanding of registrant’s Common Stock, as of September 5, 2012, was 2,351,914.

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

As of June 30, 2012, the Company owned approximately 79.9% of the common shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). Santa Fe’s revenue is primarily generated through its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 12.5% of Portsmouth. Portsmouth’s principal business is conducted through its general and limited partnership interest in the Justice Investors limited partnership (“Justice” or the “Partnership”). The Portsmouth has a 50.0% limited partnership interest in Justice and serves as the Managing General Partner. The other general partner is Evon Corporation (“Evon”). Justice owns a 543 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel”) and related facilities, including a five level underground parking garage. The financial statements of Justice are consolidated with those of the Company. See Note 2 to the consolidated financial statements.

Most significant partnership decisions require the active participation and approval of both general partners. Pursuant to the terms of the partnership agreement, voting rights of the partners are determined according to the partners’ entitlement to share in the net profit and loss of the partnership. The Company is not entitled to any additional voting rights by virtue of its position as a general partner. The partnership agreement provides that no portion of the partnership real property can be sold without the written consent of the general partners and the limited partners entitled to more than 72% of the net profit. The partnership agreement also provides that amendments to the agreement may be made only upon the consent of the general partners and at least seventy 75% of the interests of the limited partners and the consent of at least 75% of the interests of the limited partners will also be required to remove a general partner. As of June 30, 2012, there were 113 limited partners in Justice, including Portsmouth and Evon.

Historically, the Partnership’s most significant source of income was a lease between Justice and Holiday Inn for the Hotel portion of the property. That lease was amended in 1995, and ultimately assumed by Felcor Lodging Trust, Inc. (“Felcor”) in 1998. The lease of the Hotel to Felcor was terminated effective June 30, 2004. With the termination of the Hotel lease, Justice assumed the role of an owner/operator with the assistance of a third party management company. Effective July 1, 2004, the Hotel was operated as a Holiday Inn Select brand hotel pursuant to a short-term franchise agreement until it was temporarily closed for major renovations on May 31, 2005. The Hotel was reopened on January 12, 2006 to operate as a full service Hilton hotel, pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice also has a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform the day-to-day management functions of the Hotel.

Until September 30, 2008, the Partnership also derived income from the lease of the parking garage to Evon. As discussed below, effective October 1, 2008, Justice entered into an installment sale agreement with Evon to purchase the remaining term of the garage lease and related garage assets at which time the garage became a part of the Partnership’s operations. Justice also leases a portion of the lobby level of the Hotel to a day spa operator. Portsmouth also receives management fees as the Managing General Partner of Justice for its services in overseeing and managing the Partnership’s assets and limited partnership distributions as may be declared by Justice.

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include seventeen apartment complexes, two commercial real estate properties and two single-family houses. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company’s residential rental properties in California are managed by professional third party property management companies and the rental properties outside of California are managed by the Company. The commercial real estate in California is also managed by the Company.

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

New General Partner Compensation Agreement

Concurrent with the December 2008 Amendment to the Limited Partnership Agreement, a new General Partner Compensation Agreement (the “Compensation Agreement”) was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreement for the general partners. Pursuant to the Compensation Agreement, the general partners of Justice are entitled to receive an amount equal to 1.5% of the gross annual revenues of the Partnership (as defined), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. In no event shall the annual compensation be less than a minimum base of approximately $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for its services as managing general partner and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base, will be payable in equal fifty percent (50%) shares to Portsmouth and Evon. During the years ended June 30, 2012 and 2011, the general partners were paid approximately $562,000 and $468,000 respectively, under the applicable compensation agreements. Of those amounts, approximately $366,000 and $323,000 was paid to Portsmouth for fiscal 2012 and 2011.

Comstock Mining, Inc. Debt Restructuring

On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $13,231,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. (“Comstock” – now NYSE MKT: LODE) for 13,231 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $1,809,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value. The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $13,231,000. The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently raised $35.7 million in new capital from other investors in October 2010. The Company recorded an unrealized gain of $11,422,000 related to the preferred stock received in exchange for debt as part of the debt restructuring. See Note 6 to the Consolidated Financial Statements.

Sales, Purchases and Refinancings of Properties

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

HOTEL MANAGEMENT COMPANY AGREEMENT

In February 2007, the Partnership terminated its prior hotel management agreement with Dow Hotel Company and entered into a management agreement with Prism Hospitality (“Prism”) to manage and operate the Hotel as its agent, effective February 10, 2007. Prism is an experienced Hilton approved operator of upscale and luxury hotels throughout the Americas. The agreement is effective for a term of ten years, unless the agreement is extended as provided in the agreement, and the Partnership has the right to terminate the agreement upon ninety days written notice without further obligation. Under the management agreement, the Partnership is to pay base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income for the subject fiscal year exceeds the amount of a minimum Partnership return ($7 million) for that fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were earned during the fiscal years ended June 30, 2012 and 2011. In support of the Partnership’s efforts to reduce costs in this difficult economic environment, Prism agreed to reduce its management fees by fifty percent from January 1, 2009 through December 31, 2010, after which the original fee provision went back into effect. Management fees paid to Prism during the years ended June 30, 2012 and 2011 were $626,000 and $469,000, respectively.

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

RENTAL PROPERTIES

As June 30, 2012, the Company's investment in real estate consisted of properties located throughout the United States, with a concentration in Texas and Southern California. These properties include seventeen apartment complexes, two single-family houses as strategic investments and two commercial real estate properties. All properties are operating properties. In addition to the properties, the Company owns approximately 4.1 acres of unimproved real estate in Texas and 2 acres of unimproved land in Maui, Hawaii.

MANAGEMENT OF RENTAL PROPERTIES

The Company may engage third party management companies as agents to manage certain of Company’s residential rental properties.

On August 1, 2005, the Company entered into a Management Agreement with Century West Properties, Inc. (“Century West”) to act as an agent of the Company to rent and manage all of the Company’s residential rental properties in the Los Angeles, California area. The Management Agreement with Century West was for an original term of twelve months ending on July 31, 2006 and continues on a month-to-month basis, until terminated upon 30 days prior written notice. The Management Agreement provides for a monthly fee equal to 4% of the monthly gross receipts from the properties with resident managers and a fee of 4 1/2% of monthly gross receipts for properties without resident managers. During the years ended June 30, 2012 and 2011, the management fees were $140,000 and $161,000, respectively.

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

The Company’s securities investments are made under the supervision of a Securities Investment Committee of the Board of Directors. The Committee currently has three members and is chaired by the Company’s Chairman of the Board and President, John V. Winfield. The Committee has delegated authority to manage the portfolio to the Company’s Chairman and President together with such assistants and management committees he may engage. The Committee has established investment guidelines for the Company’s investments. These guidelines presently include: (i) corporate equity securities should be listed on the New York Stock Exchange (NYSE), NYSE MKT, NYSE Arca or the Nasdaq Stock Market (NASDAQ); (ii) the issuer of the listed securities should be in compliance with the listing standards of the respective National Securities Exchanges; and (iii) investment in a particular issuer should not exceed 10% of the market value of the total portfolio. The investment policies do not require the Company to divest itself of investments, which initially meet these guidelines but subsequently fail to meet one or more of the investment criteria. Non-conforming investments require the approval of the Securities Investment Committee. The Committee has in the past approved non-conforming investments and may in the future approve non-conforming investments. The Securities Investment Committee may modify these guidelines from time to time.

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2012, the Company had other investments of $15,661,000.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2012, the Company had obligations for securities sold (equities short) of $731,000.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2012, the Company had a margin balance of $1,729,000 and incurred $587,000 and $547,000 in margin interest expense during the years ended June 30, 2012 and 2011, respectively.

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

Seasonality

The Hotel’s operations historically have been seasonal. Like most hotels in the San Francisco area, the Hotel generally maintains higher occupancy and room rates during the first and second quarters of its fiscal year (July 1 through December 31) than it does in the third and fourth quarters (January 1 through June 30). These seasonal patterns can be expected to cause fluctuations in the quarterly revenues from the Hotel.

Competition - Hotel

The hotel industry is highly competitive. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual market in which properties are located.

The Hotel is located in an area of intense competition from other hotels in the Financial District and San Francisco in general. The Hotel is somewhat limited by having only 15,000 square feet of meeting room space. Other hotels, with greater meeting room space, may have a competitive advantage by being able to attract larger groups and small conventions. Increased competition from new hotels, or hotels that have been recently undergone substantial renovation, could have an adverse effect on occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPar”) and put pressure on the Partnership to make additional capital improvements to the Hotel to keep pace with the competition.

The Hotel’s target market is business travelers, leisure customers and tourists, and small to medium size groups. Since the Hotel operates in an upper scale segment of the market, we also face increased competition from providers of less expensive accommodations, such as limited service hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. Like other hotels, we have experienced some decrease in some higher rated corporate and business travel as many companies have cut their travel and entertainment budgets in response to economic conditions. As a result, there could be added pressure on all hotels in the San Francisco market to lower room rates in an effort to maintain occupancy levels during such periods. Although we have seen some signs of recovery in the San Francisco market during the 2012 fiscal year, like all hotels, we will remain subject to the uncertain domestic and global economic environment.

In this highly competitive market, we continue with our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition. During fiscal 2012, we completed several projects to enhance the guest experience, including our new executive lounge on the 26th floor of the Hotel and the upgrading of the lobby and common areas of the Hotel. We have also made improvements to our restaurant facilities and food and beverage services and have upgraded internet connectivity throughout the Hotel and are providing more technological amenities for our guests. We continue to make the Hotel more energy efficient and have enhanced our recycling program to support the concept of a greener world while reducing our operating costs. The Hotel also became a groundbreaker in implementing Hilton’s Huanying (“Welcome”) program which features a tailored experience for Chinese travelers. We have also taken important steps to further develop our ties to the local Chinese community and the City as part of being a good corporate citizen and to promote new business.

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

EMPLOYEES

As of June 30, 2012, the Company had a total of 8 full-time employees in its corporate office. Effective July 2002, the Company entered into a client service agreement with Insperity, a professional employer organization serving as an off-site, full service human resource department for its corporate office. Insperity personnel management services are delivered by entering into a co-employment relationship with the Company’s employees. There are also approximately 32 employees at the Company’s properties outside of the State of California that are subject to similar co-employment relationships with Insperity. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Employees of Justice and management of the Hotel are not unionized and the Company believes that their relationships with the Hotel are satisfactory and consistent with the market in San Francisco. Most of the non-management employees of the Hotel are part of three different unions: (1) Local 2 of the Hotel Employees and Restaurant Employees Union (“UNITE HERE”); (2) Stationary Engineers, Local 39; and (3) the Teamsters Local 856. The Hotel’s contract with Local 2 expired on August 14, 2009. The Parties met on February 28, 2012 and negotiated the terms of a successor collective bargaining agreement. The parties reached a tentative agreement on that date and are awaiting receipt of the final, ratified agreement from Local 2. The new agreement is scheduled to expire on August 14, 2013.

The Hotel has two other labor agreements. An extension agreement with the Stationary Engineers, Local 39 was agreed to in May 2011 with an expiration date of July 31, 2013. A new contract with Teamsters Local 856 was reached on March 10, 2011 with an expiration date of December 31, 2012. Local 856 is required to send notice of intent to negotiate an agreement 60 days before its expiration.

ADDITIONAL INFORMATION

The Company files annual and quarterly reports on Forms 10-K and 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC” or the “Commission”). The public may read and copy any materials that we file with the Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

Other information about the Company can be found its website www.intgla.com. Reference in this document to that website address does not constitute incorporation by reference of the information contained on the website.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned directly by the Partnership. The Hotel is centrally located near the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away. Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 543 well-appointed guest rooms and luxury suites situated on 22 floors as well as a 5,400 square foot Tru Spa health and beauty spa on the lobby level. The third floor houses the Chinese Culture Center and grand ballroom. The Hotel has approximately 15,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the Partnership, is included in the lease to the Chinese Culture Center.

Since the Hotel just completed renovations, there is no present program for any further major renovations; however, the Partnership expects to expend at least 4% of gross annual Hotel revenues each year for capital improvements and requirements. In the opinion of management, the Hotel is adequately covered by insurance.

HOTEL FINANCINGS

On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $26,599,000 as of June 30, 2012.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $17,722,000 as of June 30, 2012.

The Partnership had a $2,500,000 unsecured revolving line of credit facility with a bank that was to mature on April 30, 2010. Effective April 29, 2010, the Partnership obtained a modification from the bank which converted its revolving line of credit facility to a term loan. The Partnership also obtained a waiver of any prior noncompliance with financial covenants. The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of June 30, 2012. The Partnership paid a loan modification fee of $10,000. The loan continues as unsecured. As of June 30, 2012 and 2011, the interest rate was 5.75% and the outstanding balances were $1,702,000 and $2,202,000, respectively.

RENTAL PROPERTIES

At June 30, 2012, the Company's investment in real estate consisted of properties located throughout the United States, with a concentration in Texas and Southern California. These properties include seventeen apartment complexes, two single-family houses as strategic investments and two commercial real estate properties. All properties are operating properties. In addition to the properties, the Company owns approximately 4.1 acres of unimproved real estate in Texas and 2 acres of unimproved land in Maui, Hawaii.

In the opinion of management, each of the properties is adequately covered by insurance. None of the properties are subject to foreclosure proceedings or litigation, other than such litigation incurred in the normal course of business. The Company's rental property leases are short-term leases, with no lease extending beyond one year.

Las Colinas, Texas. The Las Colinas property is a water front apartment community along Beaver Creek that was developed in 1993 with 358 units on approximately 15.6 acres of land. The Company acquired the complex on April 30, 2004 for approximately $27,145,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. Real estate property taxes for the year ended June 30, 2012 were approximately $617,000. The outstanding mortgage balance was approximately $17,671,000 at June 30, 2012 and the maturity date of the mortgage is May 1, 2013.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2012 were approximately $208,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $9,010,000 at June 30, 2012 and the maturity date of the mortgage is May 1, 2013.

St. Louis, Missouri. The St. Louis property is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2012, real estate property taxes were approximately $154,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,770,000 at June 30, 2012 and the maturity date of the mortgage is May 29, 2013.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2012, real estate property taxes were approximately $52,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $3,878,000 at June 30, 2012 and the maturity date of the mortgage is July 1, 2014.

Austin, Texas. The Austin property is a two-story project with 249 units on approximately 7.8 acres. The Company acquired the complex with 190 units on November 18, 1999 for $4,150,000. The Company also acquired an adjacent complex with 59 units on January 8, 2002 for $1,681,000. For the year ended June 30, 2012, real estate taxes were approximately $158,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $6,872,000 at June 30, 2012 and the maturity date of the mortgage is July 1, 2023. The Company also owns approximately 4.1 acres of unimproved land adjacent to this property.

Los Angeles, California. The Company owns two commercial properties, thirteen apartment complexes, and two single-family houses in the general area of West Los Angeles.

The first Los Angeles commercial property is a 5,500 square foot, two story building that served as the Company's corporate offices until it was leased out, effective October 1, 2009 and the Company leased a new space for its corporate office. The Company acquired the building on March 4, 1999 for $1,876,000. The property taxes for the year ended June 30, 2012 were approximately $29,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,078,000 at June 30, 2012 and the maturity date of the mortgage is March 25, 2014.

The second Los Angeles commercial property is a 5,900 square foot commercial building. The Company acquired the building on September 15, 2000 for $1,758,000. The property taxes for the year ended June 30, 2012 were approximately $14,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $592,000 at June 30, 2012 and the maturity date of the mortgage is December 15, 2013.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30,

2012, real estate property taxes were approximately $31,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,081,000 at June 30, 2012 and the maturity date of the mortgage is January 1, 2022.

The second Los Angeles apartment complex is a 29,000 square foot three-story apartment with 27 units. This complex is held by Intergroup Woodland Village, Inc. ("Woodland Village"), which is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000. For the year ended June 30, 2012, real estate property taxes were approximately $59,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $3,189,000 at June 30, 2012 and the maturity date of the mortgage is December 1, 2020.

The third Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2012, real estate property taxes were approximately $34,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,829,000 at June 30, 2012 and the maturity date of the mortgage is March 1, 2021.

The fourth Los Angeles apartment complex is a 10,500 square foot apartment with 9 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2012, real estate property taxes were approximately $26,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,247,000 at June 30, 2012 and the maturity date of the mortgage is March 1, 2021.

The fifth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2012, real estate property taxes were approximately $102,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,660,000 at June 30, 2012 and the maturity date of the mortgage is December 1, 2020.

The sixth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2012, real estate property taxes were approximately $68,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2003, the operations of this property stopped and in December 2003, major renovations of the property began. In May 2004, the Company obtained a construction loan in the amount of $6,268,000 as part of a major renovation. In July 2006, the renovation of the property was completed and renting of the apartments commenced. In August 2007, the construction loan was refinanced to a note payable. The outstanding mortgage balance was approximately $6,605,000 at June 30, 2012 and the maturity date of the mortgage is September 1, 2022.

The seventh Los Angeles apartment complex is a 3,000 square foot apartment with 4 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2012, real estate property taxes were approximately $16,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $381,000 at June 30, 2012 and the maturity date of the mortgage is August 1, 2030.

The eighth Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2012, real estate property taxes were approximately $15,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $643,000 at June 30, 2012 and the maturity date of the mortgage is December 1, 2018.

The ninth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2012, real estate property taxes were approximately $21,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $945,000 at June 30, 2012 and the maturity date of the mortgage is December 1, 2018.

The tenth Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2012, real estate property taxes were approximately $19,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $486,000 at June 30, 2012 and the maturity date of the mortgage is November 1, 2029.

The eleventh Los Angeles apartment complex, which is owned 100% by the Company’s subsidiary Santa Fe, is a 4,200 square foot two-story apartment with 2 units. Santa Fe acquired the property on February 1, 2002 at an initial cost of approximately $785,000. For the year ended June 30, 2012, real estate property taxes were approximately $11,000. Depreciation is recorded on the straight-line method based upon an estimated useful Life of 40 years. The outstanding mortgage balance was approximately $388,000 at June 30, 2012 and the maturity date of the mortgage is January 18, 2032.

The twelfth apartment which is located in Marina del Rey, California, is a 6,316 square foot two-story apartment with 9 units. The Company acquired the property on April 29, 2011 at an initial cost of approximately $4,000,000. The annual real estate tax is estimated to be approximately $59,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. The outstanding mortgage balance was approximately $1,467,000 at June 30, 2012 and the maturity date of the mortgage is May 1, 2021.

The first Los Angeles single-family house is a 2,771 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. For the year ended June 30, 2012, real estate property taxes were approximately $10,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $417,000 at June 30, 2012 and the maturity date of the mortgage is December 1, 2030.

The second Los Angeles single-family house is a 2,201 square foot home. The Company acquired the property on August 22, 2003 at an initial cost of approximately $700,000. For the year ended June 30, 2012, real estate property taxes were approximately $11,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $445,000 at June 30, 2012 and the maturity date of the mortgage is November 1, 2033.

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

ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) and the physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for each of the Company's operating properties for fiscal year ended June 30, 2012 are provided below.

	Economic	Physical
Property	Occupancy	Occupancy
1. Las Colinas,TX	91%	93%
2. Morris County, NJ	88%	98%
3. St. Louis, MO	74%	84%
4. Florence, KY	76%	90%
5. Austin, TX	75%	94%
6. Los Angeles, CA (1)	79%	98%
7. Los Angeles, CA (2)	73%	99%
8. Los Angeles, CA (3)	87%	94%
9. Los Angeles, CA (4)	86%	95%
10. Los Angeles, CA (5)	72%	95%
11. Los Angeles, CA (6)	76%	94%
12. Los Angeles, CA (7)	86%	92%
13. Los Angeles, CA (8)	88%	100%
14. Los Angeles, CA (9)	85%	94%
15. Los Angeles, CA (10)	79%	88%
16. Los Angeles, CA (11)	92%	100%
17. Marina del Rey, CA (12)	75%	94%

The Company’s Los Angeles, California properties are subject to various rent control laws, ordinances and regulations which impact the Company’s ability to adjust and achieve higher rental rates.

One of the Company’s two commercial properties in Los Angeles, California is currently leased to one respective tenant. This lease ends in September 2016. The second commercial building is currently listed for lease.

Item 3. Legal Proceedings.

The Company is not subject to any legal proceedings requiring disclosure.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

The Company's Common Stock is listed and trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market, LLC under the symbol: “INTG”. The following table sets forth the high and low sales prices for the Company’s common stock for each quarter of the last two fiscal years ended June 30, 2012 and 2011 as reported by NASDAQ.

Fiscal 2012	High	Low

First Quarter (7/ 1 to 9/30)	$27.45	$21.04
Second Quarter (10/1 to 12/31)	$22.05	$17.26
Third Quarter (1/1 to 3/31)	$20.75	$17.51
Fourth Quarter (4/1 to 6/30)	$24.95	$18.15

Fiscal 2011

First Quarter (7/ 1 to 9/30)	$16.94	$14.04
Second Quarter (10/1 to 12/31)	$25.94	$16.91
Third Quarter (1/1 to 3/31)	$22.80	$19.00
Fourth Quarter (4/1 to 6/30)	$25.46	$23.00

As of June 30, 2012, the approximate number of holders of record of the Company’s Common Stock was 450. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in names of various brokers, clearing agencies or other nominees. Including beneficial holders, there are approximately 950 shareholders of the Company’s Common Stock.

DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

This information appears in Part III, Item 12 of this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not make any purchases of its equity securities during the last quarter of fiscal 2012.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

As of June 30, 2012, the Company owned approximately 79.9% of the common shares of its subsidiary, Santa Fe and Santa Fe 68.8% owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 12.5% of the common shares of Portsmouth. The Company's principal sources of revenue continue to be derived from the general and limited partnership interests of its subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets.

Portsmouth has a 50.0% limited partnership interest in Justice and serves as the Managing General partner of Justice. Evon Corporation (“Evon”) serves as the other general partner. Justice owns a 543 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company. See Note 2 to the Consolidated Financial Statements.

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

The parking garage that is part of the Hotel property is managed by Ace Parking pursuant to a contract with the Partnership. Justice also leases a portion of the lobby level of the Hotel to a day spa operator. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees are eliminated in consolidation.

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. Properties include seventeen apartment complexes, two commercial real estate properties, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company’s residential rental properties in California are managed by professional third party property management companies and the rental properties outside of California are managed by the Company. The commercial real estate in California is also managed by the Company.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.

Fiscal Year Ended June 30, 2012 Compared to Fiscal Year Ended June 30, 2011

The Company had net loss of $671,000 for the year ended June 30, 2012 compared to net income of $10,443,000 for the year ended June 30, 2011. The significant change is primarily attributable to the recording of an unrealized gain of $11,422,000 in fiscal 2011 related to the preferred stock of Comstock received by the Company in exchange for debt as part of the debt restructuring, losses from investing activities in the current year, partially offset by a significant improvement in hotel operations and an improvement in real estate operations.

The Company had net income from hotel operations of $3,913,000 for the fiscal year ended June 30, 2012, compared to net income of $512,000 for the fiscal year ended June 30, 2011. The significant increase in net income from hotel operations is primarily attributable to a $5,054,000 increase in room revenues and a $1,305,000 decrease in depreciation and amortization expense as many of the furniture and fixture improvements from the renovation of the Hotel reached full deprecation during fiscal 2011.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2012 and 2011.

For the years ended June 30,	2012	2011
Hotel revenues:
Hotel rooms	$32,893,000	$27,839,000
Food and beverage	5,779,000	5,028,000
Garage	2,765,000	2,599,000
Other operating departments	1,025,000	816,000
Total hotel revenues	42,462,000	36,282,000
Operating expenses excluding interest, depreciation and amortization	(33,465,000)	(29,299,000)
Operating income before interest, depreciation and amortization	8,997,000	6,983,000
Interest	(2,724,000)	(2,806,000)
Depreciation and amortization	(2,360,000)	(3,665,000)

Net income from hotel operations	$3,913,000	$512,000

For the fiscal year ended June 30, 2012, the Hotel generated operating income of $8,997,000 before interest, depreciation and amortization, on total operating revenues of $42,462,000 compared to operating income of $6,983,000 before interest, depreciation and amortization, on operating revenues of $36,282,000 for the fiscal year ended June 30, 2011. The increase in income from Hotel operations is primarily attributable to increases in room, food and beverage, and other revenues in the current year, partially offset by an increase in operating expenses due to higher labor costs and increased staffing to improve guest satisfaction as well as greater franchise and management fees which are based on a percentage of revenues.

Room revenues increased by $5,054,000 for the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011 and food and beverage revenues increased by $751,000 for the same period. The increase in room revenues was primarily attributable to a significant increase in average daily room rates during fiscal 2012 as the Hotel continued to see an increase in higher rated leisure, corporate and group business travel, which also resulted in higher in food and beverage revenues.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the fiscal years ended June 30, 2012 and 2011.

Fiscal Year ended June 30,	Average Daily Rate	Average Occupancy %	RevPar

2012	$191	87%	$166
2011	$163	86%	$140

The operations of the Hotel experienced an increase in the higher rated business, leisure and group travel segments in the fiscal 2012 as the hospitality industry in the San Francisco market continued to show signs of recovery. As a result, the Hotel’s average daily rate increased significantly by $28 for the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011. The increase in occupancy of 1% was due to continued increased demand for hotel rooms in San Francisco and the Hotel’s ability to capture a greater share of those rooms within its market set. Due to that increased demand, the Hotel was able to reduce the amount of discounted Internet business that it was forced to take in prior years to maintain occupancy in a very competitive market and recessionary economic conditions. As a result, the Hotel was able to achieve a RevPar number that was $26 higher than fiscal 2011.

During the past couple of years, we have seen our management team guide our Hotel through a difficult economic period by taking bold steps to reduce expenses and implement innovative strategies in order to improve operations and enhance our competitiveness in the market. As a result, we were well positioned to take advantage of the gradual recovery that took place in the San Francisco market. We saw a significant improvement in room rates as the Hotel was able to expand its share of the higher rated business and leisure travel which increased our operating revenues and profitability. Those results made it possible for Justice Investors to declare its first limited partnership distribution since September 2008 as the Partnership made a total distribution in the amount of $1,000,000 in December 2011, of which Portsmouth received $500,000. The general partners of Justice will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

We will continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition. During fiscal 2012, we completed several projects to enhance the guest experience, including our new executive lounge on the 26th floor of the Hotel and the upgrading of the lobby and common areas of the Hotel. We have also made improvements to our restaurant facilities and food and beverage services and have upgraded internet connectivity throughout the Hotel and are providing more technological amenities for our guests. We continue to make the Hotel more energy efficient and have enhanced our recycling program to support the concept of a greener world while reducing our operating costs. The Hotel also became a groundbreaker in implementing Hilton’s Huanying (“Welcome”) program which features a tailored experience for Chinese travelers. We have also taken important steps to further develop our ties to the local Chinese community and the City as part of being a good corporate citizen and to promote new business.

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

While operating in a competitive rental market, real estate operations improved modestly. The Company had real estate revenues of $14,537,000 for the year ended June 30, 2012 compared with revenues of $13,571,000 for the year ended June 30, 2011. The increase in rental revenues occurred primarily in the properties located outside of California, particularly in Texas, while the California properties remained relatively consistent with the exception of the new California property purchased in April 2011, where the Company had rental revenues for full year during fiscal 2012 versus only two months in fiscal 2011. Real estate operating expenses increased to $7,885,000 from $7,349,000 as the result of the increase in occupancy and rental revenue and partially as result of having a full year of expenses related to the new property purchased in April 2011. Depreciation expense related to the Company’s real estate operations decreased by approximately $552,000 from the prior comparable year primarily as the result of a one-time depreciation expense catch-up adjustment of $737,000 recorded in fiscal 2011 due to the reclass of the Company’s held for sale property from discontinued operations to continuing operations. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

In January 2012, the Company sold its 24-unit apartment complex located in Los Angeles, California for $4,370,000. The Company realized a gain on the sale of real estate of approximately $1,710,000 and received net proceeds of $4,111,000 from the sale after selling costs. The Company paid off the related mortgage note payable balance of $1,504,000. In the prior comparable year, the Company sold its 132-unit apartment complex located in San Antonio, Texas for $5,500,000 and recognized a gain on the sale of real estate of $3,290,000 and received net proceeds of $5,291,000 from the sale after selling costs. The Company paid off of the related outstanding mortgage note payable of $3,215,000. The net proceeds were placed with a third party accommodator for the purpose of executing a Section 1031 tax-deferred exchange for another property. In April 2011, the Company purchased a 9-unit beachside apartment complex located in Marina Del Rey, California for $4,000,000 to effectuate that exchange. The operations of these properties and the gains on the sales of real estate are included under Discontinued Operations in the Condensed Consolidated Statements of Operations.

The Company had a net loss on marketable securities of $4,444,000 for the year ended June 30, 2012 as compared to a net gain on marketable securities of $2,675,000 for the year ended June 30, 2011. For the year ended June 30, 2012, the Company had a net realized loss of $2,628,000 and a net unrealized loss of $1,816,000. For the year ended June 30, 2011, the Company had a net realized gain of $47,000 and a net unrealized gain of $2,628,000. Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net income. However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities please see the Marketable Securities section below.

During the year ended June 30, 2012, the Company had an unrealized loss of $436,000 related to other investments compared to an unrealized gain of $11,565,000 for the year ended June 30, 2011. The significant difference is due to an unrealized gain of $11,422,000 related to the Company’s Comstock investment in the prior comparable year. Comstock had undergone a restructuring which resulted in the unrealized gain for the Company.

During the years ended June 30, 2012 and 2011, the Company performed an impairment analysis of its other investments and determined that one of its investments had other than temporary impairment and recorded impairment losses of $917,000 and $976,000, for each respective period.

Dividend and interest income decreased to $1,251,000 for the year ended June 30, 2012 from $1,540,000 for the year ended June 30, 2011 primarily as the result of the decreased investment in income yielding instruments.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. Since Portsmouth consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its 50% non-controlling interest in the Hotel, variability in the tax provision results from the relative significance of the non-controlling interest and the magnitude of the pretax income or loss at the Company and its two principal subsidiaries. The income tax benefit (expense) during the year ended June 30, 2012 and 2011 represents income tax benefit (expense) of Intergroup and its subsidiary, Portsmouth.

MARKETABLE SECURITIES

As of June 30, 2012 and 2011, the Company had investments in marketable equity securities of $8,981,000 and $19,438,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of June 30, 2012		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$4,706,000	52.4%
Technology	1,203,000	13.4%
REITs and real estate companies	866,000	9.6%
Financial services	743,000	8.3%
Other	1,463,000	16.3%
	$8,981,000	100.0%

As of June 30, 2011		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$4,978,000	25.6%
Services	3,740,000	19.2%
Investment funds	3,358,000	17.3%
Financial services	2,012,000	14.7%
REITs and real estate companies	2,851,000	10.4%
Other	2,499,000	12.8%
	$19,438,000	100.0%

The Company’s investment portfolio is diversified with 40 different equity positions. The Company holds one equity security that comprises more than 10% of the equity value of the portfolio. The security represents 52.4% of the portfolio and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions. A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock. Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2012	2011
Net (loss) gain on marketable securities	$(4,444,000)	$2,675,000
Net unrealized (loss) gain on other investments	(436,000)	11,565,000
Impairment loss on other investments	(917,000)	(976,000)
Dividend and interest income	1,251,000	1,540,000
Margin interest expense	(587,000)	(547,000)
Trading and management expenses	(1,058,000)	(1,030,000)
	$(6,191,000)	$13,227,000

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations, and general partner management fees and limited partnership distributions from Justice Investors, its real estate operations and from the investment of its cash in marketable securities and other investments.

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

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement Portsmouth was entitled to receive only 20% of the minimum base fee. As a result of increases in Hotel gross revenues in fiscal 2012, total general partner fees paid to Portsmouth for the year ended June 30, 2012 increased to $366,000, compared to $323,000 for the year ended June 30, 2011.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $26,599,000 as of June 30, 2012.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $17,722,000 as of June 30, 2012.

Effective April 29, 2010, the Partnership obtained a modification of its $2,500,000 unsecured revolving line of credit facility with East West Bank that was to mature on April 30, 2010, and converted that line of credit facility to an unsecured term loan. The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a nine-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the Wall Street Journal Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of June 30, 2012. As of June 30, 2012, the interest rate was 5.75% and the outstanding balance was $1,702,000.

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

In January 2012, the Company sold its 24-unit apartment complex located in Los Angeles, California for $4,370,000. The Company realized a gain on the sale of real estate of $1,710,000 and received net proceeds of $4,111,000 from the sale after selling costs. The Company paid off the related mortgage note payable balance of $1,504,000.

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

In December 2010, the Company modified its $5,932,000 mortgage note payable on the property located in St. Louis, Missouri. Prior to the modification of the mortgage note, the Company paid a fixed rate of 6.16%. Upon modification, the interest rate was based upon LIBOR (London Interbank Offered Rate) plus 3.5%. Concurrent to the modification of the note, the Company entered into a rate swap agreement in order to settle the variable rate (i.e., LIBOR) into a fixed rate of 1.35%, thereby allowing the Company to pay a total fixed interest rate of 4.85%. The swap agreement matures in May 2013. A swap is a contractual agreement to exchange interest rate payments. Under the swap agreement, the Company agrees to pay the bank (counterparty) a fixed rate and the bank agrees to pay the Company a floating rate. The interest rate swap agreement is being measured at fair value, but was not designated by the Company as a cash flow hedge. Should the Company terminate the swap contract prematurely, it would be required to pay the fair value of the swap valued at $60,000 as of June 30, 2012, which is recorded as a liability by the Company under “accounts payable and other liabilities” in the consolidated balance sheet. The change in the fair value of the instrument is recognized and recorded in the “net unrealized gain (loss) on other investments and derivative instruments” in the consolidated statement of operations.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$114,975,000	$34,158,000	$3,310,000	$5,445,000	$42,192,000	$794,000	$29,076,000
Other notes payable	2,072,000	372,000	1,695,000	5,000	-	-	-
Interest	25,678,000	6,483,000	4,503,000	4,083,000	2,042,000	1,605,000	6,962,000
Total	$142,725,000	$41,013,000	$9,508,000	$9,533,000	$44,234,000	$2,399,000	$36,038,000

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
The Intergroup Corporation:

We have audited the accompanying consolidated balance sheets of The InterGroup Corporation and its subsidiaries (the Company) as of June 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The InterGroup Corporation and its subsidiaries as of June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

September 20, 2012

THE INTERGROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30,	2012	2011

ASSETS
Investment in hotel, net	$40,678,000	$40,143,000
Investment in real estate, net	65,051,000	66,844,000
Properties held for sale	-	2,426,000
Investment in marketable securities	8,981,000	19,438,000
Other investments, net	15,661,000	17,285,000
Cash and cash equivalents	2,100,000	1,364,000
Restricted cash	1,977,000	2,148,000
Other assets, net	5,373,000	4,718,000

Total assets	$139,821,000	$154,366,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and other liabilities	$3,628,000	$3,235,000
Accounts payable and other liabilities - hotel	8,119,000	8,112,000
Due to securities broker	1,729,000	9,454,000
Obligations for securities sold	731,000	674,000
Other notes payable	2,072,000	2,786,000
Mortgage notes payable - hotel	44,321,000	45,179,000
Mortgage notes payable - real estate	70,654,000	70,897,000
Mortgage notes payable - properties held for sale	-	1,540,000
Deferred income taxes	4,981,000	5,987,000
Total liabilities	136,235,000	147,864,000

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par value, 100,000 shares
authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized;
3,346,588 and 3,322,172 issued; 2,347,596 and 2,398,438
outstanding, respectively	33,000	33,000
Additional paid-in capital	9,417,000	9,371,000
Retained earnings	10,614,000	12,941,000
Treasury stock, at cost, 998,992 and 923,734 shares	(11,757,000)	(10,299,000)
Total InterGroup shareholders' equity	8,307,000	12,046,000
Noncontrolling interest	(4,721,000)	(5,544,000)
Total shareholders' equity	3,586,000	6,502,000

Total liabilities and shareholders' equity	$139,821,000	$154,366,000

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2012	2011
Revenues:
Hotel	$42,462,000	$36,282,000
Real estate	14,537,000	13,571,000
Total revenues	56,999,000	49,853,000
Costs and operating expenses:
Hotel operating expenses	(33,465,000)	(29,299,000)
Real estate operating expenses	(7,885,000)	(7,349,000)
Depreciation and amortization expense	(4,446,000)	(6,303,000)
General and administrative expense	(1,844,000)	(1,877,000)

Total costs and operating expenses	(47,640,000)	(44,828,000)

Income from operations	9,359,000	5,025,000
Other income (expense):
Interest expense	(6,221,000)	(6,339,000)
Net (loss) gain on marketable securities	(4,444,000)	2,675,000
Net unrealized (loss) gain on other investments and derivatives	(436,000)	11,565,000
Impairment loss on other investments	(917,000)	(976,000)
Dividend and interest income	1,251,000	1,540,000
Trading and margin interest expense	(1,645,000)	(1,577,000)
Net other (expense) income	(12,412,000)	6,888,000

Income (loss) before income taxes	(3,053,000)	11,913,000
Income tax benefit (expense)	1,481,000	(3,608,000)
Income (loss) from continuing operations	(1,572,000)	8,305,000
Discontinued operations:
Income from discontinued operations	59,000	305,000
Gain on the sale of real estate	1,710,000	3,290,000
Income tax expense	(868,000)	(1,457,000)
Income from discontinued operations	901,000	2,138,000
Net (loss) income	(671,000)	10,443,000
Less: Net income attributable to the noncontrolling interest	(1,656,000)	(1,692,000)
Net (loss) income attributable to InterGroup	$(2,327,000)	$8,751,000

Net (loss) income per share from continuing operations
Basic	$(0.66)	$3.44
Diluted	$(0.66)	$3.31
Net income per share from discontinued operations
Basic	$0.38	$0.89
Diluted	$0.38	$0.85
Net (loss) income per share attributable to InterGroup
Basic	$(0.97)	$3.63
Diluted	$(0.97)	$3.49

Weighted average number of common shares outstanding	2,389,659	2,411,242
Weighted average number of diluted common shares outstanding	2,389,659	2,506,888

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional			InterGroup		Total
			Paid-in	Retained	Treasury	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Earnings	Stock	Equity	Interest	Equity (Deficit)

Balance at June 30, 2010	3,290,872	$33,000	$9,109,000	$4,190,000	$(9,564,000)	$3,768,000	$(7,152,000)	$(3,384,000)

Net income	-	-	-	8,751,000	-	8,751,000	1,692,000	10,443,000

Issuance of stock	4,716	-	72,000	-	-	72,000	-	72,000

Conversion of RSU to stock	17,564	-	-	-	-	-	-	-

Stock options exchanged for stock	6,020	-	-	-	-	-	-	-

Exercise of stock options	3,000	-	38,000	-	-	38,000	-	38,000

Stock options expense	-	-	278,000	-	-	278,000	-	278,000

Investment in Santa Fe	-	-	(126,000)	-	-	(126,000)	(84,000)	(210,000)

Purchase of treasury stock	-	-	-	-	(735,000)	(735,000)	-	(735,000)

Balance at June 30, 2011	3,322,172	33,000	9,371,000	12,941,000	(10,299,000)	12,046,000	(5,544,000)	6,502,000

Net loss	-	-	-	(2,327,000)	-	(2,327,000)	1,656,000	(671,000)

Issuance of stock	3,532	-	88,000	-	-	88,000	-	88,000

Conversion of RSU to stock	20,884	-	-	-	-	-	-	-

Stock options expense	-	-	241,000	-	-	241,000	-	241,000

Investment in Santa Fe	-	-	(239,000)	-	-	(239,000)	(232,000)	(471,000)

Investment in Portsmouth	-	-	(44,000)	-	-	(44,000)	(101,000)	(145,000)

Purchase of treasury stock	-	-	-	-	(1,458,000)	(1,458,000)	-	(1,458,000)

Distributions to noncontrolling interest		-	-	-	-	-	(500,000)	(500,000)

Balance at June 30, 2012	3,346,588	$33,000	$9,417,000	$10,614,000	$(11,757,000)	$8,307,000	$(4,721,000)	$3,586,000

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2012	2011
Cash flows from operating activities:
Net (loss) income	$(671,000)	$10,443,000
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	4,471,000	6,311,000
Gain on sale of real estate	(1,710,000)	(3,290,000)
Net unrealized loss (gain) on marketable securities	1,816,000	(2,628,000)
Unrealized (loss) gain on other investments and derivative instruments	436,000	(11,565,000)
Impairment loss on other investments	917,000	976,000
Gain on insurance recovery	-	(322,000)
Stock compensation expense	329,000	350,000
Changes in assets and liabilities:
Investment in marketable securities	8,641,000	(9,098,000)
Other assets	(732,000)	(133,000)
Accounts payable and other liabilities	7,000	874,000
Due to securities broker	(7,725,000)	7,219,000
Obligations for securities sold	57,000	(1,024,000)
Deferred taxes	(613,000)	4,852,000
Net cash provided by operating activities	5,223,000	2,965,000

Cash flows from investing activities:
Proceeds from sale of real estate	4,111,000	5,291,000
Investment in hotel	(2,818,000)	(1,787,000)
Investment in real estate	(293,000)	(5,218,000)
Proceeds from (investment) in other investments	271,000	(45,000)
Investment in Santa Fe	(471,000)	(210,000)
Investment in Portsmouth	(145,000)	-
Change in restricted cash	171,000	(507,000)
Net cash provided by (used in) investing activities	826,000	(2,476,000)

Cash flows from financing activities:
Distributions to noncontrolling interest	(500,000)	-
Borrowings from mortgage notes payable	2,095,000	13,654,000
Principal payments on mortgage notes payable	(4,736,000)	(12,320,000)
Payments on other notes payable	(714,000)	(902,000)
Purchase of treasury stock	(1,458,000)	(735,000)
Proceeds from exercise of options	-	38,000
Net cash used in financing activities	(5,313,000)	(265,000)

Net increase in cash and cash equivalents	736,000	224,000
Cash and cash equivalents at the beginning of the year	1,364,000	1,140,000
Cash and cash equivalents at the end of the year	$2,100,000	$1,364,000

Supplemental information:
Income tax paid	$159,000	$116,000
Interest paid	$6,830,000	$7,037,000

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

As of June 30, 2012, the Company had the power to vote 83.9% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

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

Due to the temporary closing of the Hotel to undergo major renovations from May 2005 until January 2006 to transition and reposition the Hotel from a Holiday Inn to a Hilton, and the substantial depreciation and amortization expenses resulting from the renovations and operating losses incurred as the Hotel ramped up operations after reopening, Justice has recorded net losses. These losses were anticipated and planned for as part of the Partnership’s renovation and repositioning plan for Hotel and management considers those net losses to be temporary. The Hotel has been generating positive cash flows from operations since June 2006. For the fiscal years ended June 30, 2012 and 2011, the Partnership reversed that trend as net income was $3,913,000 and $512,000, respectively. Hotel operations improved significantly during the last two fiscal years and depreciation and amortization expenses decreased as many of the furniture and fixture improvements from the renovation of the Hotel reached full deprecation during the fiscal 2011. Management believes that the revenues expected to be generated from the Hotel, garage and the Partnership’s leases will be sufficient to meet all of the Partnership’s current and future obligations and financial requirements. Management also believes that there is significant equity in the Hotel to support additional borrowings, if necessary.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2012 and 2011.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2012 and 2011.

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

Other Investments, Net

Other investments include non-marketable securities (carried at cost, net of any impairments loss), non –marketable warrants (carried at fair value) and certain preferred securities, received in exchange for debt instruments, carried at a book basis, initially determined using the estimated fair value on the exchange date. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2012 and 2011, the Company recorded impairment losses related to other investments of $917,000 and $976,000, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $445,000 and $337,000 for the years ended June 30, 2012 and 2011, respectively.

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

Environmental Remediation Costs

Liabilities for environmental remediation costs are recorded and charged to expense when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Recoveries of such costs are recognized when received. As of June 30, 2012 and 2011, there were no liabilities for environmental remediation.

Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income (loss) per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options and restricted stock units (RSUs). As of June 30, 2012, the Company had 47,255 stock options and RSUs that were considered potentially dilutive common shares. As of June 30, 2011, the Company had 95,646 stock options and RSUs that were considered potentially dilutive common shares. The basic and diluted earnings per share were the same for the year ended June 30, 2012 because of the Company’s net loss from continuing operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 changes the way other comprehensive income (“OCI”) appears within the financial statements. Companies will be required to show net income, OCI and total comprehensive income in one continuous statement or in two separate but consecutive statements. Components of OCI may no longer be presented solely in the statement of changes in shareholders’ deficit. ASU 2011-05 will be effective for the Company beginning July 1, 2012. For the years ended June 30, 2012 and 2011, the Company had no components of Comprehensive Income other than Net Income (loss) itself.

In September 2011, the FASB issued ASU No. 2011-09, Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer's Participation in a Multiemployer Plan, which requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures in order to provide more information about an employer's involvement in multiemployer pension plans. Although the majority of the amendments in this ASU apply only to multiemployer pension plans, there are also amendments that require changes in disclosures for multiemployer plans that provide postretirement benefits other than pensions. The Company adopted this ASU on June 30, 2012. This ASU impacted the Company's disclosures only and did not have any impact on the Company's financial position, results of operations, or cash flows.

The disclosures required by this ASU are presented in Note 18 to the consolidated financial statements.

NOTE 2 - JUSTICE INVESTORS

On July 14, 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5” which was codified into ASC Topic 910-810, “Real Estate – General – Consolidation”, to amend the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9) to be consistent with the consensus in Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” which was codified into ASC 810-20, “Consolidation”, eliminated the concept of “important rights”(ASC Topic 970-810) and replaces it with the concepts of “kick out rights” and “substantive participating rights”. In accordance with guidance set forth in ASC Topic 970-20, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights and has consolidated the financial statements of Justice with those of the Company effective as of July 1, 2006. For the years ended June 30, 2012 and 2011, the results of operations for Justice were consolidated with those of the Company.

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

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2012	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	20,856,000	(18,185,000)	2,671,000
Building and improvements	56,909,000	(21,640,000)	35,269,000
	$80,503,000	$(39,825,000)	$40,678,000

		Accumulated	Net Book
June 30, 2011	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	19,584,000	(17,075,000)	2,509,000
Building and improvements	55,363,000	(20,467,000)	34,896,000
	$77,685,000	$(37,542,000)	$40,143,000

Depreciation expense for the years ended June 30, 2012 and 2011 was $2,299,000 and $3,605,000 respectively.

The Partnership leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases was $2,131,000 at June 30, 2012 and 2011, respectively. The accumulated depreciation on capital leases was $1,668,000 and $1,405,000 as of June 30, 2012 and 2011, respectively.

NOTE 4 - INVESTMENT IN REAL ESTATE, NET

At June 30, 2012, the Company's investment in real estate consisted of twenty-three properties located throughout the United States. These properties include eighteen apartment complexes, two single-family houses as strategic investments, and two commercial real estate properties. The Company also owns two unimproved real estate properties located in Austin, Texas and Maui, Hawaii.

Investment in real estate included the following:

As of June 30,	2012	2011
Land	$25,781,000	$25,781,000
Buildings, improvements and equipment	71,119,000	70,826,000
Accumulated depreciation	(31,849,000)	(29,763,000)
	$65,051,000	$66,844,000

Depreciation expense from continuing operations for the years ended June 30, 2012 and 2011, was $2,086,000 and $2,638,000, respectively.

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

NOTE 5 – PROPERTY HELD FOR SALE AND DISCONTINUED OPERATIONS

In January 2012, the Company sold its 24-unit apartment complex located in Los Angeles, California for $4,370,000. The Company realized a gain on the sale of real estate of $1,710,000 and received net proceeds of $4,111,000 from the sale after selling costs. The Company paid off the related mortgage note payable balance of $1,504,000.

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

As of June 30, 2012, the Company did not have any property that was classified as held for sale.

The gain on the sale of real estate and the revenues and expenses from the operation of the properties that were sold are reported as income from discontinued operations in the consolidated statements of operations for the respective periods. The revenues and expenses are summarized as follows:

For the years ended June 30,	2012	2011
Revenues	$208,000	$900,000
Expenses	(149,000)	(595,000)
Income from discontinued operations	$59,000	$305,000

NOTE 6 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

At June 30, 2012 and 2011, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value

As of June 30, 2012
Corporate
Equities	$7,181,000	$3,797,000	$(1,997,000)	$1,800,000	$8,981,000

As of June 30, 2011
Corporate
Equities	$15,288,000	$6,147,000	$(1,997,000)	$4,150,000	$19,438,000

As of June 30, 2012 and 2011, the Company had $1,507,000 and $969,000, respectively, of unrealized losses related to securities held for over one year.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the years ended June 30, 2012 and 2011, respectively.

For the year ended June 30,	2012	2011
Realized (loss) gain on marketable securities	$(2,628,000)	$47,000
Unrealized (loss) gain on marketable securities	(1,816,000)	2,628,000

Net (loss) gain on marketable securities	$(4,444,000)	$2,675,000

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

Other investments, net consist of the following:

Type	June 30, 2012	June 30, 2011
Preferred stock - Comstock, at cost	$13,231,000	$13,231,000
Private equity hedge fund, at cost	1,879,000	2,736,000
Corporate debt and equity instruments, at cost	269,000	569,000
Warrants - at fair value	282,000	749,000
	$15,661,000	$17,285,000

On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $13,231,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. (“Comstock” – now NYSE MKT: LODE) for 13,231 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $1,809,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value. The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $13,231,000. The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently raised $35.7 million in new capital from other investors in October 2010. The Company recorded an unrealized gain of $11,422,000 related to the preferred stock received in exchange for debt as part of the debt restructuring. This unrealized gain is included in the net unrealized gain on other investments in the Company’s consolidated statements of operations for the year ended June 30, 2011.

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

As of June 30, 2012 and 2011, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $400,000 as of June 30, 2012 and 2011 and a fair value of $282,000 and $749,000 as of June 30, 2012 and 2011, respectively. During the year ended June 30, 2012 and 2011, the Company had an unrealized loss of $467,000 and an unrealized gain of $143,000, respectively, related to these warrants.

NOTE 8 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s non-financial instruments approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker and obligations for securities sold) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market	$3,000	$-	$-	$3,000
Restricted cash	1,977,000	-	-	1,977,000
Other investments - warrants		-	282,000	282,000
Investment in marketable securities:
Basic materials	4,706,000	-	-	4,706,000
Technology	1,203,000	-	-	1,203,000
REITs and real estate companies	866,000	-	-	866,000
Financial services	743,000	-	-	743,000
Other	1,463,000	-	-	1,463,000
	8,981,000	-	-	8,981,000
	$10,961,000	$-	$282,000	$11,243,000
Liabilities:
Interest rate swap	$-	$60,000	$-	$60,000

As of June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market	$3,000	$-	$-	$3,000
Restricted cash	2,148,000	-	-	2,148,000
Other investments - warrants		-	749,000.00	749,000
Investment in marketable securities:
Basic materials	4,978,000	-	-	4,978,000
Services	3,740,000	-	-	3,740,000
Investment funds	3,358,000	-	-	3,358,000
Financial services	2,012,000	-	-	2,012,000
REITs and real estate companies	2,851,000	-	-	2,851,000
Other	2,499,000	-	-	2,499,000
	19,438,000	-	-	19,438,000
	$21,589,000	$-	$749,000	$22,338,000
Liabilities:
Interest rate swap	$-	$91,000	$-	$91,000

Warrants - Transfer into Level 3 Reconciliation	Level 3
Beginning balance as of June 30, 2011 - Level 3	$-
Transfer in from Level 2 Other investments - warrants	749,000
Unrealized loss for they year ended June 30, 2012	(467,000)
Ending balance as of June 30, 2012 - Level 3	$282,000

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

					Net loss for the year
Assets	Level 1	Level 2	Level 3	June 30, 2011	ended June 30, 2012

Other non-marketable investments	$-	$-	$15,379,000	$15,379,000	$(917,000)

					Net gain for the year
Assets	Level 1	Level 2	Level 3	June 30, 2011	ended June 30, 2011

Other non-marketable investments	$-	$-	$16,536,000	$16,536,000	$10,446,000

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

NOTE 9 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2012	2011
Accounts receivable, net	$1,641,000	$1,683,000
Prepaid expenses	945,000	939,000
Inventory	907,000	543,000
Miscellaneous assets, net	1,880,000	1,553,000

Total other assets	$5,373,000	$4,718,000

Amortization expense of loan fees and franchise costs for the years ended June 30, 2012 and 2011 was $61,000 and $60,000, respectively.

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

The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the partnership has the ability to meet the specific covenants. The Partnership was in compliance with the covenants as of June 30, 2012 and 2011. The loan continues as unsecured. The Partnership made additional principal payments totaling $124,000 in fiscal year 2012. The outstanding balance was $1,702,000 and $2,202,000 as of June 30, 2012 and 2011 respectively; the interest rate was 5.75% as of June 30, 2012.

The Partnership has short-term financing agreements with a financial institution for the payment of its general, property, and workers’ compensation insurance. The notes payable under these financing agreements bear interest at 3.8% per annum and payable in equal monthly installments (principal and interest) through July 2012. The notes payable at June 30, 2012 and 2011, were $61,000 and $112,000, respectively.

As of June 30, 2012 and 2011, the Company had capital lease obligations outstanding of $309,000 and $472,000, respectively, which were included in Other Notes Payable.

NOTE 11 - MORTGAGE NOTES PAYABLE

Mortgage notes payable secured by real estate and hotel as of June 30, 2012 and 2011 are summarized as follows:

As of June 30, 2012
	Number	Note		Note
Property	of Units	Origination Date		Maturity Date		Mortgage Balance	Interest Rate

SF Hotel	543 rooms	July	2005	August	2015	$26,599,000	5.22%
SF Hotel	543 rooms	March	2005	August	2015	17,722,000	6.42%

		Mortgage notes payable - hotel				$44,321,000

Austin	249	June	2003	July	2023	6,872,000	5.46%
Florence	157	June	2005	July	2014	3,878,000	4.96%
Las Colinas	358	April	2004	May	2013	17,671,000	4.99%
Morris County	151	April	2003	May	2013	9,010,000	5.43%
St. Louis	264	May	2008	May	2013	5,770,000	4.95%
Los Angeles	4	September	2000	August	2030	381,000	7.59%
Los Angeles	2	January	2002	January	2032	388,000	6.45%
Los Angeles	1	February	2001	December	2030	417,000	8.44%
Los Angeles	31	January	2010	December	2020	5,660,000	4.85%
Los Angeles	30	August	2007	September	2022	6,605,000	5.97%
Los Angeles	27	November	2010	December	2020	3,189,000	4.85%
Los Angeles	14	April	2011	March	2021	1,829,000	5.89%
Los Angeles	12	December	2011	January	2022	2,081,000	4.25%
	9	April	2011	May	2021	1,467,000	5.60%
Los Angeles	9	April	2011	March	2021	1,247,000	5.89%
Los Angeles	8	May	2001	November	2029	486,000	2.49%
Los Angeles	7	November	2003	December	2018	945,000	6.38%
Los Angeles	4	November	2003	December	2018	643,000	6.38%
Los Angeles	1	October	2003	November	2033	445,000	4.50%
Los Angeles	Office	March	2009	March	2014	1,078,000	5.02%
Los Angeles	Office	September	2000	December	2013	592,000	6.00%

		Mortgage notes payable - real estate				$70,654,000

As of June 30, 2011
	Number	Note		Note
Property	of Units	Origination Date		Maturity Date		Mortgage Balance	Interest Rate

SF Hotel	544 rooms	July	2005	August	2015	$27,176,000	5.22%
SF Hotel	544 rooms	March	2005	August	2015	18,003,000	6.42%

		Mortgage notes payable - hotel				$45,179,000

Austin	249	June	2003	July	2023	7,041,000	5.46%
Florence	157	June	2005	July	2014	3,950,000	4.96%
Las Colinas	358	April	2004	May	2013	18,051,000	4.99%
Morris County	151	April	2003	May	2013	9,220,000	5.43%
St. Louis	264	May	2008	May	2013	5,878,000	4.95%

Los Angeles	4	September	2000	August	2030	390,000	7.59%
Los Angeles	2	January	2002	January	2032	398,000	6.45%
Los Angeles	1	February	2001	December	2030	426,000	8.44%
Los Angeles	31	January	2010	December	2020	5,745,000	4.85%
Los Angeles	30	August	2007	September	2022	6,699,000	5.97%
Los Angeles	27	November	2010	December	2020	3,236,000	4.85%
Los Angeles	14	April	2011	March	2021	1,850,000	5.89%
Los Angeles	12	November	2003	December	2018	934,000	6.38%
	9	April	2011	May	2021	1,485,000	5.60%
Los Angeles	9	April	2011	March	2021	1,262,000	5.89%
Los Angeles	8	May	2001	November	2029	506,000	2.49%
Los Angeles	7	November	2003	December	2018	965,000	6.38%
Los Angeles	4	November	2003	December	2018	657,000	6.38%
Los Angeles	1	October	2003	November	2033	459,000	4.50%
Los Angeles	Office	March	2009	March	2014	1,118,000	5.02%
Los Angeles	Office	September	2000	December	2013	627,000	6.00%

		Mortgage notes payable - real estate				$70,897,000

Los Angeles	24	May	2001	April	2031	1,540,000	2.49%

		Mortgage notes payable - properties held for sale				$1,540,000

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

In December 2010, the Company modified its $5,932,000 mortgage note payable on the property located in St. Louis, Missouri. Prior to the modification of the mortgage note, the Company paid a fixed rate of 6.16%. Upon modification, the interest rate was based upon LIBOR (London Interbank Offered Rate) plus 3.5%. Concurrent to the modification of the note, the Company entered into a rate swap agreement in order to settle the variable rate (i.e., LIBOR) into a fixed rate of 1.35%, thereby allowing the Company to pay a total fixed interest rate of 4.85%. The swap agreement matures in May 2013. A swap is a contractual agreement to exchange interest rate payments. Under the swap agreement, the Company agrees to pay the bank (counterparty) a fixed rate and the bank agrees to pay the Company a floating rate. The interest rate swap agreement is being measured at fair value, but was not designated by the Company as a cash flow hedge. Should the Company terminate the swap contract prematurely, it would be required to pay the fair value of the swap valued at $60,000 as of June 30, 2012, which is recorded as a liability by the Company under “accounts payable and other liabilities” in the consolidated balance sheet. The change in the fair value of the instrument is recognized and recorded in the “net unrealized gain (loss) on other investments and derivative instruments” in the consolidated statement of operations.

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

Future minimum payments for all notes payable are as follows:

For the year ending June 30,
2013	$34,530,000
2014	5,005,000
2015	5,450,000
2016	42,192,000
2017	794,000
Thereafter	29,076,000
$117,047,000

NOTE 12 – HOTEL RENTAL INCOME

The Partnership has a lease agreement with Tru Spa, LLC (Tru Spa) for the use of the spa facilities expiring in May 2013. The lease provides the Partnership with minimum monthly payments of $14,000, subject to increases based on the Consumer Price Index. Minimum future rentals to be received under the terms of this lease as of June 30, 2012 are $151,000.

NOTE 13 – MANAGEMENT AGREEMENT

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. The agreement is effective for a term of ten years, unless the agreement is extended or earlier terminated as provided in the agreement. Under the management agreement, the Partnership is required to pay the base management fees of 2.5% of gross operating revenues of the Hotel (i.e., room, food and beverage, and other operating departments) for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income of the hotel for the fiscal year exceeds the amount of the Hotel return for the fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were paid during the years ended June 30, 2012 and 2011. In support of the Partnership’s efforts to reduce costs in this difficult economic environment, Prism agreed to reduce its management fees by fifty percent from January 1, 2009, through December 31, 2010, after which the original fee arrangement went back into effect. Management fees paid to Prism during the years ended June 30, 2012 and 2011 were $626,000 and $469,000, respectively.

NOTE 14 – INCOME TAXES

The provision for the Company’s income tax benefit (expense) is comprised of the following:

For the years ended June 30,	2012			2011
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total

Federal
Current tax expense	284,000	-	284,000	50,000	-	50,000
Deferred tax expense (benefit)	(1,847,000)	799,000	(1,048,000)	2,815,000	1,222,000	4,037,000
	(1,563,000)	799,000	(764,000)	2,865,000	1,222,000	4,087,000

State
Current tax expense	97,000	12,000	109,000	119,000	44,000	163,000
Deferred tax expense (benefit)	(15,000)	57,000	42,000	624,000	191,000	815,000
	82,000	69,000	151,000	743,000	235,000	978,000

	(1,481,000)	868,000	(613,000)	3,608,000	1,457,000	5,065,000

The provision for income taxes from continuing operations differs from the amount of income tax computed by applying the federal statutory income tax rate to income (loss) before taxes as a result of the following differences:

For the years ended June 30,	2012	2011

Statutory federal tax rate	$(1,236,000)	$4,049,000
State income taxes, net of federal tax benefit	(44,000)	527,000
Dividend received deduction	(292,000)	(349,000)
Noncontrolling interest	(635,000)	(64,000)
Valuation allowance	547,000	(733,000)
Other	179,000	178,000
	$(1,481,000)	$3,608,000

The components of the deferred tax asset and liabilities are as follows:

	June 30, 2012	June 30, 2011
Deferred tax assets:
Net operating loss carryforwards	$8,980,000	$9,343,000
Capital loss carryforwards	192,000	615,000
Investment impairment reserve	2,049,000	1,803,000
Accruals and reserves	668,000	500,000
Valuation allowance	(1,298,000)	(752,000)
	10,591,000	11,509,000
Deferred tax liabilities:
Deferred gains on real estate sale	(9,648,000)	(8,819,000)
Unrealized gains on marketable securities	(4,254,000)	(6,426,000)
Depreciation and amortization	(315,000)	246,000
Equity earnings	(1,266,000)	(44,000)
State taxes	(89,000)	(2,453,000)
	(15,572,000)	(17,496,000)
Net deferred tax liability	$(4,981,000)	$(5,987,000)

As of June 30, 2012, the Company had net operating losses (NOLs) of $22,686,000 and $15,090,000 for federal and state purposes, respectively. Below is the break-down of the NOLs for Intergroup, Santa Fe and Portsmouth. The carryforward expires in varying amounts through the year 2022.

	Federal	State
InterGroup	$5,606,000	$2,226,000
Santa Fe	6,269,000	2,860,000
Portsmouth	10,811,000	10,004,000
	$22,686,000	$15,090,000

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2008 through 2011 tax years. State income tax returns are subject to examination for the 2007 through 2011 tax years.

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

For the year ended June 30, 2012, there is no unrecognized tax provision or benefit. Management does not anticipate any future adjustments in the next twelve months which would result in a material change to its tax position. As of June 30, 2012 and 2011, the Company did not have any interest and penalties.

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

Information below represents reported segments for the years ended June 30, 2012 and 2011. Net income (loss) from hotel operations consist of the operation of the hotel and operation of the garage. Net income for rental properties consist of rental income. Operating income for investment transactions consist of net investment gain (loss) and dividend and interest income.

As of and for the year	Hotel	Real Estate	Investment			Discontinued
ended June 30, 2012	Operations	Operations	Transactions	Other	Subtotal	Operations	Total
Revenues	$42,462,000	$14,537,000	$-	$-	$56,999,000	$208,000	$57,207,000
Operating expenses	(35,825,000)	(9,971,000)	-	(1,844,000)	(47,640,000)	(127,000)	(47,767,000)
Income (loss) from operations	6,637,000	4,566,000	-	(1,844,000)	9,359,000	81,000	9,440,000
Gain on sale of real estate	-	-	-	-	-	1,710,000	1,710,000
Interest expense	(2,724,000)	(3,497,000)	-	-	(6,221,000)	(22,000)	(6,243,000)
Loss from investments	-	-	(6,191,000)	-	(6,191,000)	-	(6,191,000)
Income tax benefit (expense)	-	-	-	1,481,000	1,481,000	(868,000)	613,000
Net income (loss)	$3,913,000	$1,069,000	$(6,191,000)	$(363,000)	$(1,572,000)	$901,000	$(671,000)
Total assets	40,678,000	65,051,000	24,642,000	9,450,000	139,821,000	-	139,821,000

As of and for the year	Hotel	Real Estate	Investment			Discontinued
ended June 30, 2011	Operations	Operations	Transactions	Other	Subtotal	Operations	Total
Revenues	$36,282,000	$13,571,000	$-	$-	$49,853,000	$900,000	$50,753,000
Operating expenses	(32,964,000)	(9,987,000)	-	(1,877,000)	(44,828,000)	(444,000)	(45,272,000)
Income (loss) from operations	3,318,000	3,584,000	-	(1,877,000)	5,025,000	456,000	5,481,000
Gain on sale of real estate	-	-	-	-	-	3,290,000	3,290,000
Interest expense	(2,806,000)	(3,533,000)	-	-	(6,339,000)	(151,000)	(6,490,000)
Income from investments	-	-	13,227,000	-	13,227,000	-	13,227,000
Income tax expense	-	-	-	(3,608,000)	(3,608,000)	(1,457,000)	(5,065,000)
Net income (loss)	$512,000	$51,000	$13,227,000	$(5,485,000)	$8,305,000	$2,138,000	$10,443,000
Total assets	40,143,000	66,844,000	36,723,000	8,230,000	151,940,000	2,426,000	154,366,000

NOTE 16 – STOCK-BASED COMPENSATION PLANS

The Company follows the Statement of Financial Accounting Standards 123 (Revised), "Share-Based Payments" ("SFAS No. 123R"), which was primarily codified into ASC Topic 718 “Compensation – Stock Compensation”, which addresses accounting for equity-based compensation arrangements, including employee stock options and restricted stock units.

The Company currently has three equity compensation plans, each of which has been approved by the Company’s stockholders. The InterGroup Corporation 2008 Restricted Stock Unit Plan (the “2008 RSU Plan”), the InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (the “2007 Stock Plan”) and the Intergroup 2010 Omnibus Employee Incentive Plan are described below. Any outstanding options issued under the Key Employee Plan or the Non-Employee Director Plan remain effective in accordance with their terms.

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

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30, which is 100% of the fair market value of the Company’s Common Stock as determined by reference to the closing price of the Company’s Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Incentive Plan. The options shall be subject to both time and performance based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2012, all the performance vesting requirements have been met.

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

The fair value of options granted during the year ended June 30, 2012 are measured by applying the Black-Scholes model on grant date using the following assumptions:

Expected volatility	52.2%
Expected term	7 years
Expected dividend yield	0%
Risk-free interest rate	1.66%

During the years ended June 30, 2012 and 2011, the Company recorded stock option compensation expense of $241,000 and $278,000, respectively, related to issuance of stock options. As of June 30, 2012, there was a total of $604,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average of 4 years.

The following table summarizes the stock options activity from June 30, 2010 through June 30, 2012:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	June 30, 2010	192,000	$11.32	6.44 years	$790,000
Granted		-	-
Exercised		(3,000)	12.70
Forfeited		-	-
Exchanged		(27,000)	12.96
Oustanding at	June 30, 2011	162,000	$11.02	6.48 years	$2,252,000
Exercisable at	June 30, 2011	79,500	$11.76	4.20 years	$1,046,000
Vested and Expected to vest at	June 30, 2011	162,000	$11.02	6.48 years	2,252,000

Oustanding at	June 30, 2011	162,000	$11.02	6.48 years	$2,252,000
Granted		95,000	20.04
Exercised		-	-
Forfeited		-	-
Exchanged		(15,000)	13.72
Oustanding at	June 30, 2012	242,000	$14.55	7.46 years	$2,050,000
Exercisable at	June 30, 2012	87,000	$11.48	4.92 years	$1,171,000
Vested and Expected to vest at	June 30, 2012	242,000	$14.55	7.46 years	2,050,000

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

For the years ended June 30, 2012 and 2011, the four non-employee directors of the Company received a total grant of 3,532 and 4,716 shares of Common Stock pursuant to the 2007 Stock Plan, respectively.

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

The table below summarizes the RSUs granted and outstanding.

		Weighted Average
		Grant Date
	Number of RSUs	Fair Value
RSUs outstanding as of June 30, 2010	32,564	$12.89

Granted	5,884	$24.92
Converted to common stock	(17,564)	$13.07

RSUs outstanding as of June 30, 2011	20,884	$16.14

Granted	8,245	$24.94
Converted to common stock	(20,884)	$16.14

RSUs outstanding as of June 30, 2012	8,245	$24.94

During the year ended June 30, 2012 and 2011, no additional compensation expense was recognized related to the exchange of previously issued stock options to RSUs as the fair market value of the options immediately prior to the exchanges, approximated the fair value of the RSUs on the date of issuance. During the year ended June 30, 2012, 15,000 stock options were exchanged for 8,245 RSUs. During the year ended June 30, 2011, 12,000 stock options were exchanged for 5,884 RSUs.

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

In fiscal year ended June 30, 2004, the disinterested members of the respective Boards of Directors of the Company and its subsidiaries, Santa Fe and Portsmouth, established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio. Pursuant to the current criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2%. Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be further modified or terminated at the discretion of the respective Boards of Directors. The Company’s CEO did not earn any performance based compensation for the years ended June 30, 2012 and 2011.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Partnership leases equipment under operating leases with expiration dates through 2012.

Administrative Fees–General Partners

During each of the years ended June 30, 2012 and 2011, the general partners were paid a total of $562,000 and $468,000, respectively. The total amount paid represents the minimum base compensation of $285,000 each year plus $277,000 and $183,000 respectively, based upon the agreement.

Franchise Agreements

The Partnership entered into a Franchise License agreement (the License agreement) with the Hilton Hotels Corporation (Hilton) on December 10, 2004. The term of the License agreement is for a period of 15 years commencing on the opening date, with an option to extend the license agreement for another five years, subject to certain conditions.

Beginning on the opening date in January 2006, the Partnership paid monthly royalty fees for the first two years of three percent (3%) of the Hotel’s gross room revenue for the preceding calendar month; the third year was at four percent (4%) of the Hotel’s gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel’s gross room revenue. The Partnership also pays a monthly program fee of four percent (4%) of the Hotel’s gross revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. Franchise fees for the years ended June 30, 2012 and 2011 were $3,008,000 and $2,574,000, respectively.

The Partnership also pays Hilton a monthly information technology recapture charge of 0.75% of the Hotel’s gross revenues. Due to the difficult economic environment, Hilton agreed to reduce its information technology fees to 0.65%. For the years ended June 30, 2012 and 2011, those charges were $214,000 and $181,000, respectively, and are included as part of “General and administrative” expenses in the Statements of Operations.

Legal Matters

The Partnership is involved from time to time in various claims in the ordinary course of business. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 19 – EMPLOYEE BENEFIT PLAN

Justice has a 401(k) Profit Sharing Plan (the Plan) for employees who have completed six months of service. Justice provides a matching contribution up to 4% of the contribution to the Plan based upon a certain percentage on the employees’ elective deferrals. Justice may also make discretionary contributions to the Plan each year. Contributions made to the Plan amounted to $63,000 and $60,000 during the years ended June 30, 2012 and 2011, respectively.

Certain employees of Justice who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and benefit pension plans. Justice does not contribute separately to those multi-employer plans.

NOTE 20 – SUBSEQUENT EVENTS

In July 2012, the Company refinanced its $9,010,000 mortgage note payable on its 151-unit apartment building located in Morris County, New Jersey for a new 10-year mortgage in the amount of $10,780,000. The interest rate on the new loan is fixed at 3.51% per annum for ten years, with monthly principal and interest payments based on a 25-year amortization schedule. The note matures in August 2022. The Company received net proceeds of approximately $1,513,000 from the refinancing.

In August 2012, the Company refinanced six mortgages on six properties located in Los Angeles, California with mortgage note payable balances totaling $3,219,000 for six new 30-year mortgages totaling $3,335,000. The interest rate on all six loans is fixed at 4.25%, with monthly principal and interest payments based on a 30-year amortization schedule. The notes mature in September 2042. The Company did not receive any proceeds from the refinancing.

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

Management conducted an evaluation of the effectiveness of Company’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2012.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None to report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2012:

Name	Position with the Company	Age	Term to Expire

Class A Directors:

John V. Winfield (1)(4)(6)(7)	Chairman of the Board; President	65	Fiscal 2012 Annual Meeting
	and Chief Executive Officer

Josef A. Grunwald (2)(3)(7)	Director and Vice Chairman of	64	Fiscal 2012 Annual Meeting
	The Board
Class B Directors:

Gary N. Jacobs (1)(2)(5)(6)(7)	Secretary; Director	67	Fiscal 2013 Annual Meeting

William J. Nance (1)(2)(3)(4)(6)(7)	Director	68	Fiscal 2013 Annual Meeting

Class C Director:

John C. Love (3)(4)(5)	Director	72	Fiscal 2014 Annual Meeting

Other Executive Officers:

David C. Gonzalez	Vice President Real Estate	45	N/A

David T. Nguyen	Treasurer and Controller	38	N/A

Michael G. Zybala	Asst. Secretary and Counsel	60	N/A

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

(6) Member of the Securities Investment Committee

(7) Member of the Special Strategic Options Committee

Business Experience:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield — Mr. Winfield was first appointed to the Board in 1982. He currently serves as the Company's Chairman of the Board, President and Chief Executive Officer, having first been appointed as such in 1987. Mr. Winfield also serves as President, Chairman and Chief Executive Officer of the Company’s subsidiaries, Santa Fe Financial Corporation ("Santa Fe") and Portsmouth Square, Inc. ("Portsmouth"), both public companies. Mr. Winfield also serves as Chairman of the Board of Comstock Mining, Inc. (NYSE MKT: LODE), a public company in which he was elected a director on June 23, 2011. Mr. Winfield’s extensive experience as an entrepreneur and investor, as well as his managerial and leadership experience from serving as a chief executive officer and director of public companies, led to the Board’s conclusion that he should serve as a director of the Company.

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

Gary N. Jacobs — Mr. Jacobs is an attorney at law and a partner in the law firm of Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP. He was appointed to the Board and as Secretary of the Company in 1998. Mr. Jacobs also served as a Director and General Counsel of MGM MIRAGE (now MGM Resorts International, NYSE: MGM”) from 2000, as Secretary of MGM from 2002 and as Executive Vice President from 2000 to August 2009, when he became President Corporate Strategy. Mr. Jacobs retired from all of his positions with MGM effective, December 15, 2009. Mr. Jacob’s extensive experience as an attorney and as an executive officer and director of a large public company, and his knowledge and understanding of business transactions, finance, public company reporting and corporate governance, led to the Board’s conclusion that he should serve as a director of the Company.

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

David C. Gonzalez — Mr. Gonzalez was appointed Vice President Real Estate of the Company on January 31, 2001. Over the past 24 years, Mr. Gonzalez has served in numerous capacities with the Company, including Controller and Director of Real Estate.

David T. Nguyen — Mr. Nguyen was appointed as Treasurer of the Company on February 26, 2003 and serves as the Company’s Principal Financial Officer. Mr. Nguyen also serves as Treasurer of Santa Fe and Portsmouth, having been appointed to those positions on February 27, 2003. Mr. Nguyen is a Certified Public Accountant and, from 1995 to 1999, was employed by PricewaterhouseCoopers LLP where he was a Senior Accountant specializing in real estate. Mr. Nguyen served as the Company's Controller from 1999 to 2001 and from 2002 to the present.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company knows of one Form 4 report not filed on a timely basis. Although the Company filed a timely report on Form 8-K disclosing a stock option grant to its President and Chief Executive Officer, John V. Winfield, on February 28, 2012 pursuant to the Company’s 2010 Incentive Plan, the requisite Form 4 was inadvertently not filed on behalf of Mr. Winfield. All other filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with during fiscal year ended June 30, 2012.

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

Item 11. Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiaries for each of the Company’s last two completed fiscal years ended June 30, 2012 and June 30, 2011. There was no non-equity incentive plan compensation or nonqualified deferred compensation earnings. There are currently no employment contracts with the executive officers.

SUMMARY COMPENSATION TABLE

Name and	Fiscal				Stock		Option		All Other
Principal Position	Year	Salary		Bonus	Awards		Awards		Compensation		Total

John V. Winfield	2012	$522,000	(1)	-	$375,000	(2)	$510,000	(3)	$173,000	(4)	$1,580,000
Chairman; President and	2011	$522,000	(1)	-	$233,000	(2)	-		$169,000	(4)	$923,000
Chief Executive Officer

David C. Gonzalez	2012	$192,000		$70,000	-		-		-		$262,000
Vice President	2011	$180,000		-	-		-		-		$180,000
Real Estate

David T. Nguyen	2012	$180,000	(5)	$20,000	-		-		-		$200,000
Treasurer and	2011	$180,000	(5)	-	-		-		-		$180,000
Controller									-

Michael G. Zybala	2012	$168,000	(6)	$25,000	-		$67,000	(7)	-		$260,000
Assistant Secretary	2011	$163,000	(6)	-	-		-		-		$163,000
and General Counsel

(1) Mr. Winfield also serves as President and Chairman of the Board of the Company’s subsidiary, Santa Fe, and Santa Fe’s subsidiary, Portsmouth. Mr. Winfield received a salary from Santa Fe and Portsmouth in the aggregate amount of $255,000 from those entities for each of fiscal years 2012 and 2011, as well as director’s fees totaling $12,000 for each year. Those amounts are included in this item.

(2) For fiscal 2012 and 2011, the dollar amount reflects the fair market value of 15,000 shares of common stock issued to Mr. Winfield upon the vesting of 15,000 Restricted Stock Units (“RSUs”) on September 10, 2011 and 2010, respectively, as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on the vesting dates. With respect to the September 10, 2011 vesting, Mr. Winfield surrendered 4,958 shares of the 15,000 shares issued to him back to the Company to satisfy tax withholding requirements. All RSUs were issued pursuant to the Company’s 2008 RSU Plan. On December 21, 2008, Mr. Winfield surrendered to the Company 225,000 fully vested stock options in exchange for 84,628 RSUs pursuant to an exchange offer made by the Compensation Committee as authorized by 2008 RSU Plan. The RSUs are taxable as ordinary income to Mr. Winfield upon vesting and issuance of the shares of Common Stock.

(3) For fiscal 2012, the dollar amount reflects aggregate grant date fair value of options expected to vest, computed in accordance with FASB ASC Topic 718, of 90,000 stock options granted to Mr. Winfield on February 28, 2012 pursuant to the Company’s 2010 Incentive Plan. [See Note 16 to the Consolidated Financial Statements for assumptions.] The options expire 10 years from the date of grant and have an exercise price of $19.77 per share, which was 100% of the fair market value of the Company’s common stock as determined by reference to the closing price as reported on the NASDAQ Capital Market on February 28, 2012, the date of grant. The options are subject to both time and performance based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the performance vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. Assuming that the highest level of performance conditions will be achieved, the total value of the grant is estimated at $944,000.

(4) Amounts include an auto allowance and compensation for a portion of the salary of an assistant. The auto allowance was $29,000 during each of fiscal years 2012 and 2011. The amount of compensation related to the assistant was approximately $59,000 and $55,000 for fiscal years 2012 and 2011, respectively. During fiscal 2012 and 2011, the Company and its subsidiaries also paid annual premiums in the total amount of $85,000 for split dollar whole life insurance policies owned by, and the beneficiary of which are, a trust for the benefit of Mr. Winfield's family. Of the $85,000 in premiums paid each year, Santa Fe and Portsmouth paid $43,000 of that amount. The Company has a secured right to receive, from any proceeds of the policies, reimbursement of all premiums paid prior to any payment to the beneficiary.

(5) Mr. Nguyen’s salary is allocated approximately 50% to the Company and 50% to Santa Fe and Portsmouth.

(6) For fiscal 2012 and 2011, respectively, these amounts include $113,000 and $97,000 in salary and bonus allocated to and paid by Portsmouth and $25,000 and $24,000 in salary allocated to Santa Fe.

(7) For fiscal 2012, the dollar amount reflects aggregate grant date fair value of options expected to vest, computed in accordance with FASB ASC Topic 718, of 5,000 stock options granted to Mr. Zybala on July 1, 2011 pursuant to the Company’s 2010 Incentive Plan. [See Note 16 to the Consolidated Financial Statements for assumptions.] The options expire 10 years from the date of grant and have an exercise price of $24.92 per share, which was 100% of the fair market value of the Company’s common stock as determined by reference to the closing price as reported on the NASDAQ Capital Market on the date of grant. The options vest over a period of five years, with 1,000 options vesting upon each one year anniversary of the date of grant.

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

In fiscal year ended June 30, 2004, the disinterested members of the respective Boards of Directors of the Company and its subsidiaries, Santa Fe and Portsmouth, established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio. Pursuant to the current criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2%. Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be further modified or terminated at the discretion of the respective Boards of Directors. The Company’s CEO did not earn any performance based compensation for the years ended June 30, 2012 and 2011.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2012

The following table sets forth information concerning option awards and stock awards for each named executive officer that were outstanding as of the end of the Company’s last completed fiscal year ended June 30, 2012. There were no other equity incentive plan awards that were outstanding.

	Option Awards					Stock Awards
	Number of	Number of				Number of	Market value
	securities	securities				shares or	of shares or
	underlying	underlying				units of	units of
	unexercised	unexercised		Option	Option	stock that	stock that
	options (#)	options (#)		exercise	expiration	have not	have not
Name	exercisable	unexercisable		price $	date	vested	vested

John V. Winfield	40,000	60,000	(1)	$10.30	3/15/2020	-	-

John V. Winfield	-	90,000	(2)	$19.77	2/27/2022	-	-

David C. Gonzalez	5,000	-		$10.30	3/15/2020	-	-

Michael G. Zybala	-	5,000	(3)	$24.92	6/30/2021	-	-

(1) Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one year anniversary of the date of grant, March 16, 2010. Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2012, the performance vesting requirements of the options were satisfied.

(2) Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one year anniversary of the date of grant, February 28, 2012. Pursuant to the performance vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2012, none of the performance vesting requirements of the options was satisfied.

(3) Mr. Zybala’s stock options vest over a period of five years, with 1,000 options vesting upon each one year anniversary of the date of grant, July 1, 2011.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation. Since InterGroup, Santa Fe and Portsmouth are each public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over a several years. For fiscal years 2012 and 2011, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

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

For the fiscal year ended June 30, 2012, the four non-employee directors of the Company, Josef A. Grunwald, Gary N. Jacobs, John C. Love and William J. Nance, each received a grant of 883 shares of Common Stock pursuant to the 2007 Stock Plan.

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

Pursuant to an exchange offer authorized by the Compensation Committee, a total of 8,245 RSUs were issued to five holders of Non-Employee Director stock options in exchange for a total of 15,000 stock options which were surrendered to the Company on June 30, 2012. The number of RSUs issued was determined by multiplying the number of options that were surrendered by the difference between the exercise price of the options surrendered ($11.23) and the closing price of the Company’s common stock on June 30, 2012 of $24.94, with that product divided by the closing price of the common stock on June 30, 2012. Of the 8,245 RSUs issued pursuant to that exchange offer, 4,125 will vest on October 1, 2012 and 4,120 will vest on April 1, 2013.

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

On February 28, 2012, the Compensation Committee authorized the grant of 90,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 90,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $19.77, which equals 100% of the fair market value of the Company’s common stock as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on February 28, 2012 the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Plan. The options shall be subject to both time and performance based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the performance vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2012, none of the performance vesting requirements of the options was satisfied.

On July 1, 2011, the Compensation Committee authorized a grant of 5,000 stock options to the Company’s Assistant Secretary and General Counsel, Michael G, Zybala, to purchase up to 5,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $24.92 and the options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Plan. The options vest over a period of five years, with 1,000 options vesting upon each one year anniversary of the date of grant, July 1, 2011.

Change in Controls Provisions in Equity Compensation Plans.

Under the Company’s 2008 RSU Plan and its 2010 Incentive Plan, RSUs, stock options and other incentive awards may vest upon a change in control of the Company in accordance with their respective grant agreements. Outstanding unvested RSUs issued to pursuant to the 2008 RSU Plan in exchange for vested stock options will immediately vest upon a change in control. Outstanding stock options issued pursuant to the Company’s 2010 Incentive Plan will also immediately vest and become exercisable upon a change in control. Except for the foregoing, there are no employment contracts between the Company and its Officers or Directors or any change in control arrangements.

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

The following table sets forth the compensation paid to directors for the fiscal year ended June 30, 2012:

DIRECTOR COMPENSATION

	Fees Earned or				All Other
Name	Paid in Cash(1)		Stock Awards		Compensation	Total

Josef A. Grunwald	$18,000	(2)	$22,000	(6)	-	$40,000

Gary N. Jacobs	$12,000		$53,598	(7)	-	$65,598

John C. Love	$62,000	(3)	$53,598	(8)	-	$115,598

William J. Nance	$64,000	(4)	$53,598	(9)	-	$117,598

John V. Winfield(5)	-		-		-

(1) Amounts shown include board retainer fees, committee fees and meeting fees.

(2) Mr. Grunwald also serves as a director of the Company’s subsidiary, Portsmouth. This amount includes $6,000 in regular board fees paid to Mr. Grunwald by Portsmouth.

(3) Mr. Love also serves as a director of the Company’s subsidiaries, Santa Fe and Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth. These amounts also include $30,000 in special hotel committee fees paid by Portsmouth related to the oversight of its Hotel asset.

(4) Mr. Nance also serves as a director of the Company’s subsidiaries, Santa Fe and Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth. These amounts also include $30,000 in special hotel committee fees paid by Portsmouth related to the oversight of its Hotel asset.

(5) As Chief Executive Officer, the Company’s Chairman, John V. Winfield, was not paid any board, committee or meetings fees. Mr. Winfield did receive a total of $12,000 in regular board fees from the Company’s subsidiaries, which is reported on the Summary Compensation Table.

(6) Dollar amounts shown reflect the fair market value of $22,000 for 883 shares of common stock issued on July 1, 2011 pursuant to the Company’s 2007 Stock Plan. As of June 30, 2012, Mr. Grunwald also had an aggregate of 8,400 vested stock options outstanding and a total of 1,649 RSUs that vest and are issuable as shares of common stock on the vesting date as follows: October 1, 2012 – 825 shares; April 1, 2013 – 824 shares.

(7) Dollar amounts shown reflect the following: fair market value of $22,000 for 883 shares of common stock issued on July 1, 2011 pursuant to the Company’s 2007 Stock Plan; and the fair market value of $16,920 for 736 shares of common stock issued on October 1, 2011 upon the vesting of 736 RSUs and the fair market value of $14,678 for 735 shares of common stock issued on April 1, 2012 pursuant to the 2008 RSU Plan. As of June 30, 2012, Mr. Jacobs also had an aggregate of 8,400 vested stock options outstanding and a total of 1,649 RSUs that vest and are issuable as shares of common stock on the vesting date as follows: October 1, 2012 – 825 shares; April 1, 2013 – 824 shares.

(8) Dollar amounts shown reflect the following: fair market value of $22,000 for 883 shares of common stock issued on July 1, 2011 pursuant to the Company’s 2007 Stock Plan; and the fair market value of $16,920 for 736 shares of common stock issued on October 1, 2011 upon the vesting of 736 RSUs and the fair market value of $14,678 for 735 shares of common stock issued on April 1, 2012 pursuant to the 2008 RSU Plan. As of June 30, 2012, Mr. Love also had an aggregate of 8,400 vested stock options outstanding and a total of 1,649 RSUs that vest and are issuable as shares of common stock on the vesting date as follows: October 1, 2012 – 825 shares; April 1, 2013 – 824 shares.

(9) Dollar amounts shown reflect the following: fair market value of $22,000 for 883 shares of common stock issued on July 1, 2011 pursuant to the Company’s 2007 Stock Plan; and the fair market value of $16,920 for 736 shares of common stock issued on October 1, 2011 upon the vesting of 736 RSUs and the fair market value of $14,678 for 735 shares of common stock issued on April 1, 2012 pursuant to the 2008 RSU Plan. As of June 30, 2012, Mr. Nance also had an aggregate of 8,400 vested stock options outstanding and a total of 1,649 RSUs that vest and are issuable as shares of common stock on the vesting date as follows: October 1, 2012 – 825 shares; April 1, 2013 – 824 shares.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as of August 31, 2012, certain information with respect to the beneficial ownership of Common Stock of the Company owned by those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

John V. Winfield	1,497,522	(3)	62.6%
10940 Wilshire Blvd. Suite 2150
Los Angeles, CA 90024

Josef A. Grunwald	129,823	(4)	5.5%
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 2,351,124 shares of Common Stock outstanding at August 31, 2012, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 40,000 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

(4) Includes 8,400 shares that Mr. Grunwald has a right to acquire pursuant to vested stock options and 825 RSUs that will vest on October 1, 2012 and will be issued as shares of Common Stock on the vesting date.

Security Ownership of Management.

The following table sets forth, as of August 31, 2012, certain information with respect to the beneficial ownership of Common Stock of the Company owned by (i) each Director and each of the named Executive Officers, and (ii) all Directors and Executive Officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

John V. Winfield	1,497,522	(3)	62.6%

Josef A. Grunwald	129,823	(4)	5.5%

William J. Nance	55,789	(5)	2.4%

Gary N. Jacobs	23,808	(6)	1.0%

John C. Love	20,433	(7)	0.9%

David C. Gonzalez	26,770	(8)	1.1%

Michael G. Zybala	1,000	(9)	*

David T. Nguyen	0		*

All Directors and Executive Officers as a Group (8 persons)	1,755,154		72.1%

* Ownership does not exceed 1%.

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 2,351,124 shares of Common Stock outstanding at August 31, 2012, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 40,000 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

(4) Includes 8,400 shares that Mr. Grunwald has a right to acquire pursuant to vested stock options and 825 RSUs that will vest on October 1, 2012 and will be issued as shares of Common Stock on the vesting date.

(5) Includes 8,400 shares that Mr. Nance has a right to acquire pursuant to vested stock options and 825 RSUs that will vest on October 1, 2012 and will be issued as shares of Common Stock on the vesting date.

(6) Includes 8,400 shares that Mr. Jacobs has a right to acquire pursuant to vested stock options and 825 RSUs that will vest on October 1, 2012 and will be issued as shares of Common Stock on the vesting date. Other than his options, and any unvested RSUs, all shares of Mr. Jacobs are held by the Gary and Robin Jacobs Family Trust.

(7) Includes 8,400 shares that Mr. Love has a right to acquire pursuant to vested stock options and 825 RSUs that will vest on October 1, 2012 and will be issued as shares of Common Stock on the vesting date.

(8) Includes 5,000 shares which Mr. Gonzalez has the right to acquire pursuant to vested stock options.

(9) Includes 1,000 shares which Mr. Zybala has the right to acquire pursuant to vested stock options.

Changes in Control.

There are no arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2012 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	250,245	$14.55	122,882

Equity compensation plans not approved by security holders	None	N/A	None

Total	250,245	$14.55	122,882

(a) There were 242,000 stock options outstanding as of June 30, 2012. Also included are 8,245 Restricted Stock Units issued pursuant to the 2008 RSU Plan that were outstanding, but not vested, as of June 30, 2012.

(b) Reflects the weighted average exercise price of all outstanding options.

(c) As of June 30, 2012 the Company had 34,790 shares of Common Stock available for future issuance pursuant to its 2007 Stock Compensation Plan for Non-Employee Directors. Pursuant to the 2007 Plan, each non-employee director will receive, on July 1 of each year, an annual grant of a number of shares of Common Stock of the Company equal in value to $22,000 based on the fair market value of the Common Stock on the date of grant. The Company also had 88,092 RSUs available for future issuance under the 2008 RSU Plan. As of June 30, 2012 there were no shares available for future issuance under the 2010 Omnibus Employee Incentive Pan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 4, 1998, the Compensation Committee authorized the Company to obtain whole life and split dollar insurance policies covering the Company’s President and Chief Executive Officer, Mr. Winfield. During fiscal 2012 and 2011, the Company paid annual premiums in the amount of approximately $85,000 for the split dollar insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield’s family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

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

The Company, its subsidiary Santa Fe and Santa Fe’s subsidiary, Portsmouth, have established performance based compensation programs for Mr. Winfield’s management of the securities portfolios of those companies. The performance based compensation program was approved by the disinterested members of the respective Boards of Directors of the Company and its subsidiaries. No performance bonus compensation was paid to Mr. Winfield for the fiscal years ended June 30, 2012 and 2011.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2012 and 2011 for professional services rendered by Burr Pilger Mayer, Inc., the independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q reports or services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

	Fiscal Year
	2012	2011

Audit fees	$286,000	$295,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
TOTAL:	$286,000	$295,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 27 through 56:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2012 and 2011

Consolidated Statements of Operations for Years Ended June 30, 2012 and 2011

Consolidated Statements of Shareholders’ Equity (Deficit) for Years Ended June 30, 2012 and 2011

Consolidated Statements of Cash Flows for Years Ended June 30, 2012 and 2011

Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X have been omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Articles of Incorporation:

3.1	Certificate of Incorporation, dated September 11, 1985, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4, filed on September 6, 1985 (Registration No. 33-00126) and Amendment 1 to that Registration Statement filed on October 23, 1985.

3.2	Restated Certificate of Incorporation, dated March 9, 1998, incorporated by reference to Exhibit 3 of the Company’s Amended Quarterly Report on Form 10-QSB/A for the period ended March 31, 1998, as filed on May 19, 1998.

3.3	Certificate of Amendment to Certificate of Incorporation, dated October 2, 1998, incorporated by reference to Exhibit 3 of the Company’s Quarterly report on Form 10-QSB for the period ended September 30, 1998, as filed on November 11, 1998.

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on August 6, 2007, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 as filed on September 28, 2007.

3.(ii)	Amended and Restated By-Laws of The InterGroup Corporation, effective as of December 10, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on December 12, 2007.

4.	Instruments defining the rights of security holders including indentures*

9.	Voting Trust Agreement: Voting Trust Agreement dated June 30, 1998 between John V. Winfield and The InterGroup Corporation is incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on September 28, 1998.

10.	Material Contracts:

10.1	1998 Stock Option Plan for Non-Employee Directors approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.2	1998 Stock Option Plan for Selected Key Officers, Employees and Consultants approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.3	The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on January 26, 2007).

10.4	Amended and Restated Agreement of Limited Partnership of Justice Investors, effective November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q Report for the quarterly period ended December 31, 2010, filed with the Commission on February 11, 2011).

10.5	General Partner Compensation Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to Company’s Form 10-Q Report for the quarterly period ended December 31, 2008, filed with the Commission on February 12, 2009).

10.6	The InterGroup Corporation 2008 Restricted Stock Unit Plan, adopted by the Board of Directors on December 3, 2008, and ratified by the shareholders on February 18, 2009 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Commission on January 21, 2009).

10.7	Restricted Stock Unit Agreement, dated February 18, 2009, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Commission on October 13, 2009).

10.8	The InterGroup Corporation 2010 Omnibus Employee Incentive Plan, approved by the shareholders and adopted by the Board of Directors on February 24, 2010 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Commission on January 27, 2010).

10.9	Employee Stock Option Agreement, dated March 16, 2010, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.9 of the Company’s report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Commission on September 27, 2010).

10.10	Franchise License Agreement, dated December 10, 2004, between Justice Investors and Hilton Hotels (incorporated by reference to Exhibit 10.10 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.11	Management Agreement, dated February 2, 2012, between Justice Investors and Prism Hospitality, L.P. (incorporated by reference to Exhibit 10.11 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.12	Management Agreement, dated August 1, 2005, between Century West Properties, Inc. and The InterGroup Corporation (incorporated by reference to Exhibit 10.12 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.13	Employee Stock Option Agreement, dated February 28, 2012, between The InterGroup Corporation and John V. Winfield (filed herewith).

14.	Code of Ethics (filed herewith).

21.	Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm – Burr Pilger Mayer, Inc. (filed herewith).

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (filed herewith).

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (filed herewith).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

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

THE INTERGROUP CORPORATION
(Registrant)

Date:	September 20, 2012	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	September 20, 2012	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Operating Officer and Chairman	September 20, 2012
John V. Winfield	of the Board (Principal Executive Officer)

/s/ David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	September 20, 2012
David T. Nguyen

/s/ Josef A Grunwald	Director	September 20, 2012
Josef A. Grunwald

/s/ Gary N. Jacobs	Secretary and Director	September 20, 2012
Gary N. Jacobs

/s/ John C. Love	Director	September 20, 2012
John C. Love

/s/ William J. Nance	Director	September 20, 2012
William J. Nance

