Form 10-Q
period 2013-03-31
INTERGROUP CORP
filed 2013-05-10
CIK 69422

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of May 3, 2013 was 2,359,369.

TABLE OF CONTENTS
		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and June 30, 2012	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months ended
	March 31, 2013 and 2012	4

	Condensed Consolidated Statements of Operations (Unaudited) for the Nine Months ended
	March 31, 2013 and 2012	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months ended
	March 31, 2013 and 2012	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 4.	Controls and Procedures.	25

PART II – OTHER INFORMATION

Item5.	Other Information	25

Item 6.	Exhibits.	26

Signatures		26

PART I
FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION
CONDENSED  CONSOLIDATED BALANCE SHEETS

As of	March 31, 2013	June 30, 2012
	(Unaudited)
ASSETS
Investment in hotel, net	$41,458,000	$40,678,000
Investment in real estate, net	65,513,000	65,051,000
Investment in marketable securities	12,963,000	8,981,000
Other investments, net	15,396,000	15,661,000
Cash and cash equivalents	1,023,000	2,100,000
Restricted cash	1,731,000	1,977,000
Other assets, net	6,430,000	5,373,000

Total assets	$144,514,000	$139,821,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and other liabilities	$3,372,000	$3,628,000
Accounts payable and other liabilities - hotel	9,316,000	8,119,000
Due to securities broker	4,584,000	1,729,000
Obligations for securities sold	725,000	731,000
Other notes payable - hotel	1,646,000	2,072,000
Mortgage notes payable - hotel	43,645,000	44,321,000
Mortgage notes payable - real estate	73,497,000	70,654,000
Deferred income taxes	4,727,000	4,981,000
Total liabilities	141,512,000	136,235,000

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par value, 100,000 shares
authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized;
3,354,241 and 3,346,588 issued; 2,355,249 and 2,347,596
outstanding, respectively	33,000	33,000
Additional paid-in capital	9,616,000	9,417,000
Retained earnings	9,824,000	10,614,000
Treasury stock, at cost, 998,992 shares	(11,757,000)	(11,757,000)
Total InterGroup shareholders' equity	7,716,000	8,307,000
Noncontrolling interest	(4,714,000)	(4,721,000)
Total shareholders' equity	3,002,000	3,586,000

Total liabilities and shareholders' equity	$144,514,000	$139,821,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended March 31,	2013	2012
Revenues:
Hotel	$10,475,000	$10,154,000
Real estate	3,904,000	3,649,000
Total revenues	14,379,000	13,803,000
Costs and operating expenses:
Hotel operating expenses	(9,563,000)	(8,572,000)
Real estate operating expenses	(2,101,000)	(2,013,000)
Depreciation and amortization expense	(1,144,000)	(1,115,000)
General and administrative expense	(549,000)	(502,000)

Total costs and operating expenses	(13,357,000)	(12,202,000)

Income from operations	1,022,000	1,601,000
Other income (expense):
Interest expense	(1,418,000)	(1,535,000)
Net gain on marketable securities	257,000	1,454,000
Net unrealized gain (loss) on other investments and derivative instruments	17,000	(40,000)
Impairment loss on other investments	-	(52,000)
Dividend and interest income	13,000	63,000
Trading and margin interest expense	(435,000)	(442,000)
Other expense, net	(1,566,000)	(552,000)

Income (loss) before income taxes	(544,000)	1,049,000
Income tax benefit (expense)	60,000	(287,000)
Income (loss) from continuing operations	(484,000)	762,000
Discontinued operations:
Income from discontinued operations	-	12,000
Gain on sale of real estate	-	1,710,000
Income tax expense	-	(720,000)
Income from discontinued operations	-	1,002,000
Net (loss) income	(484,000)	1,764,000
Less: Net loss (income) attributable to the noncontrolling interest	285,000	(245,000)
Net (loss) income attributable to InterGroup	$(199,000)	$1,519,000

Net (loss) income per share from continuing operations
Basic	$(0.21)	$0.32
Diluted	$(0.21)	$0.31
Net income per share from discontinued operations
Basic	$-	$0.42
Diluted	$-	$0.40
Net (loss) income per share attributable to InterGroup
Basic	$(0.08)	$0.63
Diluted	$(0.08)	$0.61

Weighted average number of basic common shares outstanding	2,355,249	2,404,844
Weighted average number of diluted common shares outstanding	2,355,249	2,476,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the nine months ended March 31,	2013	2012
Revenues:
Hotel	$33,581,000	$31,675,000
Real estate	11,657,000	10,789,000
Total revenues	45,238,000	42,464,000
Costs and operating expenses:
Hotel operating expenses	(28,125,000)	(24,513,000)
Real estate operating expenses	(6,460,000)	(5,925,000)
Depreciation and amortization expense	(3,421,000)	(3,304,000)
General and administrative expense	(1,584,000)	(1,400,000)

Total costs and operating expenses	(39,590,000)	(35,142,000)

Income from operations	5,648,000	7,322,000

Other income (expense):
Interest expense	(4,761,000)	(4,692,000)
Net loss on marketable securities	(326,000)	(3,387,000)
Net unrealized loss on other investments and derivative instruments	(221,000)	(457,000)
Impairment loss on other investments	-	(684,000)
Dividend and interest income	582,000	662,000
Trading and margin interest expense	(1,260,000)	(1,248,000)
Other expense, net	(5,986,000)	(9,806,000)

Loss before income taxes	(338,000)	(2,484,000)
Income tax benefit	254,000	1,290,000
Loss from continuing operations	(84,000)	(1,194,000)
Discontinued operations:
Income from discontinued operations	-	59,000
Gain on sale of real estate		1,710,000
Income tax expense	-	(739,000)
Income from discontinued operations	-	1,030,000
Net loss	(84,000)	(164,000)
Less: Net income attributable to the noncontrolling interest	(706,000)	(1,391,000)
Net loss attributable to InterGroup	$(790,000)	$(1,555,000)

Net loss per share from continuing operations
Basic	$(0.04)	$(0.50)
Diluted	$(0.04)	$(0.50)
Net income per share from discontinued operations
Basic	$-	$0.43
Diluted	$-	$0.43
Net loss per share attributable to InterGroup
Basic	$(0.34)	$(0.65)
Diluted	$(0.34)	$(0.65)

Weighted average number of basic common shares outstanding	2,353,846	2,403,621
Weighted average number of diluted common shares outstanding	2,353,846	2,403,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the nine months ended March 31,	2013	2012
Cash flows from operating activities:
Net loss	$(84,000)	$(164,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of real estate	-	(1,710,000)
Depreciation and amortization	3,421,000	3,329,000
Net unrealized loss on marketable securities	591,000	2,273,000
Unrealized loss on other investments and derivative instruments	221,000	457,000
Impairment loss on other investments	-	684,000
Stock compensation expense	359,000	241,000
Changes in assets and liabilities:
Investment in marketable securities	(4,573,000)	(608,000)
Other assets	(1,075,000)	(502,000)
Accounts payable and other liabilities	941,000	(612,000)
Due to securities broker	2,855,000	(1,183,000)
Obligations for securities sold	(6,000)	951,000
Deferred taxes	(254,000)	(551,000)
Net cash provided by operating activities	2,396,000	2,605,000

Cash flows from investing activities:
Net proceeds from sale of real estate	-	4,111,000
Investment in hotel	(2,596,000)	(2,132,000)
Investment in real estate	(2,049,000)	(236,000)
Proceeds from other investments	44,000	257,000
Investment in Santa Fe	(146,000)	(471,000)
Investment in Portsmouth	(75,000)	(145,000)
Restricted cash	246,000	516,000
Net cash (used in) provided by investing activities	(4,576,000)	1,900,000

Cash flows from financing activities:
Distributions and dividends to noncontrolling interest	(638,000)	(500,000)
Borrowings from mortgage notes payable	33,195,000	2,095,000
Principal payments on mortgage notes payable	(31,028,000)	(4,158,000)
Payments on other notes payable	(426,000)	(349,000)
Purchase of treasury stock	-	(1,458,000)
Net cash provided by (used in) financing activities	1,103,000	(4,370,000)

Net (decrease) increase in cash and cash equivalents	(1,077,000)	135,000
Cash and cash equivalents at the beginning of the period	2,100,000	1,364,000
Cash and cash equivalents at the end of the period	$1,023,000	$1,499,000

Supplemental information:
Interest paid	$5,226,000	$5,154,000

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

The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2013.

As of March 31, 2013, the Company had the power to vote approximately 84.5% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe’s revenue is primarily generated through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 12.9% of the common stock of Portsmouth. Portsmouth has a 50.0% limited partnership interest in Justice Investors (“Justice”, “the Partnership” or “the Hotel”) and serves as one of the two general partners. The other general partner, Evon Corporation (“Evon”), served as the managing general partner until December 1, 2008 at which time Portsmouth assumed the role of managing general partner.

Justice owns a 543-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five level underground parking garage. The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice also has a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform the day-to-day management functions of the Hotel. The parking garage that is part of the Hotel property is managed by Ace Parking pursuant to a contract with the Partnership. Justice also leases a portion of the lobby level of the Hotel to a day spa operator. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees are eliminated in consolidation.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 changes the way other comprehensive income (“OCI”) appears within the financial statements. Companies will be required to show net income, OCI and total comprehensive income in one continuous statement or in two separate but consecutive statements. Components of OCI may no longer be presented solely in the statement of changes in shareholders’ deficit. ASU 2011-05 was effective for the Company beginning July 1, 2012. For the three and nine months ended March 31, 2013 and 2012, the Company had no components of Comprehensive Income other than Net Income itself.

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

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:
		Accumulated	Net Book
March 31, 2013	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	21,955,000	(19,036,000)	2,919,000
Building and improvements	58,343,000	(22,542,000)	35,801,000
	$83,036,000	$(41,578,000)	$41,458,000

		Accumulated	Net Book
June 30, 2012	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	20,856,000	(18,185,000)	2,671,000
Building and improvements	56,909,000	(21,640,000)	35,269,000
	$80,503,000	$(39,825,000)	$40,678,000

NOTE 3 – INVESTMENT IN REAL ESTATE, NET

Investment in real estate consisted of the following:

As of	March 31, 2013	June 30, 2012
Land	$25,781,000	$25,781,000
Buildings, improvements and equipment	73,167,000	71,119,000
Accumulated depreciation	(33,435,000)	(31,849,000)
Investment in real estate, net	$65,513,000	$65,051,000

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

The revenues and expenses from the operation of the held for sale property for respective periods are summarized as follows:

For the three months ended March 31,	2012
Revenues	$28,000
Expenses	(16,000)
Income from discontinued operations	$12,000

For the nine months ended March 31,	2012
Revenues	$208,000
Expenses	(149,000)
Income from discontinued operations	$59,000

NOTE 5 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At March 31, 2013 and June 30, 2012, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value

As of March 31, 2013
Corporate
Equities	$11,677,000	$3,349,000	$(2,063,000)	$1,286,000	$12,963,000

As of June 30, 2012
Corporate
Equities	$7,181,000	$3,797,000	$(1,997,000)	$1,800,000	$8,981,000

As of March 31, 2013 and June 30, 2012, the Company had unrealized losses of $1,889,000 and $1,507,000, respectively, related to securities held for over one year.

Net (loss) gain on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the respective periods:

For the three months ended March 31,	2013	2012
Realized gain on marketable securities	$484,000	$722,000
Unrealized (loss) gain on marketable securities	(227,000)	732,000

Net gain on marketable securities	$257,000	$1,454,000

For the nine months ended March 31,	2013	2012
Realized gain (loss) on marketable securities	$265,000	$(1,114,000)
Unrealized loss on marketable securities	(591,000)	(2,273,000)

Net loss on marketable securities	$(326,000)	$(3,387,000)

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

Other investments, net consist of the following:

Type	March 31, 2013	June 30, 2012
Preferred stock - Comstock, at cost	$13,231,000	$13,231,000
Private equity hedge fund, at cost	1,879,000	1,879,000
Corporate debt and equity instruments, at cost	269,000	269,000
Warrants - at fair value	17,000	282,000
	$15,396,000	$15,661,000

NOTE 7 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s non-financial instruments approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker and obligations for securities sold) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of March 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market	$3,000	$-	$-	$3,000
Restricted cash - mortgage escrow	1,731,000	-	-	1,731,000
Other investments - warrants	-	-	17,000	17,000
Investment in marketable securities:
Basic materials	4,425,000	-	-	4,425,000
Technology	3,293,000	-	-	3,293,000
Financial services	1,722,000	-	-	1,722,000
REITs and real estate companies	569,000	-	-	569,000
Other	2,954,000	-	-	2,954,000
	12,963,000	-	-	12,963,000
	$14,697,000	$-	$17,000	$14,714,000
Liabilities:
Interest rate swap	$-	$16,000	$-	$16,000

As of June 30, 2012	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market	$3,000	$-	$-	$3,000
Restricted cash - mortgage escrow	1,977,000	-	-	1,977,000
Other investments - warrants		-	282,000	282,000
Investment in marketable securities:
Basic materials	4,706,000	-	-	4,706,000
Technology	1,203,000	-	-	1,203,000
REITs and real estate companies	866,000	-	-	866,000
Financial services	743,000	-	-	743,000
Other	1,463,000	-	-	1,463,000
	8,981,000	-	-	8,981,000
	$10,961,000	$-	$282,000	$11,243,000
Liabilities:
Interest rate swap	$-	$60,000	$-	$60,000

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

					Net loss for the nine months
Assets	Level 1	Level 2	Level 3	March 31, 2013	ended March 31, 2013

Other non-marketable investments	$-	$-	$15,396,000	$15,396,000	$-

					Net loss for the nine months
Assets	Level 1	Level 2	Level 3	June 30, 2012	ended March 31, 2012

Other non-marketable investments	$-	$-	$15,379,000	$15,379,000	$(684,000)

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

During the three months ended March 31, 2013 and 2012, the Company recorded stock option compensation cost of $80,000 and $55,000, respectively, related to the issuance of stock options. During the nine months ended March 31, 2013 and 2012, the Company recorded stock option compensation cost of $271,000 and $153,000, respectively, related to the issuance of stock options. As of March 31, 2013, there was a total of $390,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 5 years.

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on analysis of the Company’s stock price history.  The Company has selected to use the simplified method for estimating the expected term. The risk-free interest rate is based on the U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. No dividend yield is included as the Company has not issued any dividends and does not anticipate issuing any dividends in the future.

The following table summarizes the stock options activity from June 30, 2011 through March 31, 2013:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	June 30, 2011	162,000	$11.02	6.48 years	$2,252,000
Granted		95,000	20.04
Exercised		-	-
Forfeited		-	-
Exchanged		(15,000)	13.72
Oustanding at	June 30, 2012	242,000	$14.55	7.46 years	$2,050,000
Exercisable at	June 30, 2012	87,000	$11.48	4.92 years	$1,046,000
Vested and Expected to vest at	June 30, 2012	242,000	$14.55	7.46 years	$2,050,000

Oustanding at	June 30, 2012	242,000	$14.55	7.46 years	$2,050,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Oustanding at	March 31, 2013	242,000	$14.55	6.71	$2,252,000
Exercisable at	March 31, 2013	125,000	$12.48	5.3	$1,418,000
Vested and Expected to vest at	March 31, 2013	242,000	$14.55	6.71	$2,252,000

The table below summarizes the restricted stock units (RSUs) granted and outstanding.

			Weighted Average
			Grant Date
		Number of RSUs	Fair Value
RSUs outstanding as of	June 30, 2011	20,884	$16.14
Granted		8,245	24.94
Converted to common stock		(20,884)	16.14
RSUs outstanding as of	June 30, 2012	8,245	24.94
Granted		-	-
Converted to common stock		(4,125)	24.94
RSUs outstanding as of	March 31, 2013	4,120	$24.94

On July 1 of every year, as part of the Stock Compensation Plan for Non-employee Directors, each non-employee director received an automatic grant of a number of shares of Company’s Common Stock equal in value to $22,000 ($88,000 total recorded as stock compensation expense) based on 100% of the fair market value of the Company’s stock on the day of grant. During the nine months ended March 31, 2013 and 2012, the four non-employee directors of the Company received a total grant of 3,528 and 3,532 shares of common stock.

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

Information below represents reported segments for the three months ended March 31, 2013 and 2012. Operating income (loss) from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income for investment transactions consist of net investment gain (loss) and dividend and interest income.

As of and for the three months	Hotel	Real Estate	Investment			Discontinued
ended March 31, 2013	Operations	Operations	Transactions	Other	Subtotal	Operations	Total
Revenues	$10,475,000	$3,904,000	$-	$-	$14,379,000	$-	$14,379,000
Segment operating expenses	(9,563,000)	(2,101,000)	-	(549,000)	(12,213,000)	-	(12,213,000)
Segment income (loss) from operations	912,000	1,803,000	-	(549,000)	2,166,000	-	2,166,000
Interest expense	(648,000)	(770,000)	-	-	(1,418,000)	-	(1,418,000)
Depreciation and amortization expense	(609,000)	(535,000)			(1,144,000)		(1,144,000)
Loss from investments	-	-	(148,000)	-	(148,000)	-	(148,000)
Income tax benefit	-	-	-	60,000	60,000	-	60,000
Net income (loss)	$(345,000)	$498,000	$(148,000)	$(489,000)	$(484,000)	$-	$(484,000)
Total assets	$41,458,000	$65,513,000	$28,359,000	$9,184,000	$144,514,000	$-	$144,514,000

As of and for the three months	Hotel	Real Estate	Investment			Discontinued
ended March 31, 2012	Operations	Operations	Transactions	Other	Subtotal	Operations	Total
Revenues	$10,154,000	$3,649,000	$-	$-	$13,803,000	$28,000	$13,831,000
Segment operating expenses	(8,572,000)	(2,013,000)	-	(502,000)	(11,087,000)	(13,000)	(11,100,000)
Segment income (loss) from operations	1,582,000	1,636,000	-	(502,000)	2,716,000	15,000	2,731,000
Gain on sale of real estate						1,710,000	1,710,000
Interest expense	(676,000)	(859,000)	-	-	(1,535,000)	(3,000)	(1,538,000)
Depreciation and amortization expense	(595,000)	(520,000)	-	-	(1,115,000)	-	(1,115,000)
Income from investments	-	-	983,000	-	983,000	-	983,000
Income tax expense	-	-	-	(287,000)	(287,000)	(720,000)	(1,007,000)
Net income (loss)	$311,000	$257,000	$983,000	$(789,000)	$762,000	$1,002,000	$1,764,000
Total assets	$40,590,000	$65,515,000	$33,660,000	$8,297,000	$148,062,000	$-	$148,062,000

As of and for the nine months	Hotel	Real Estate	Investment			Discontinued
ended March 31, 2013	Operations	Operations	Transactions	Other	Subtotal	Operations	Total
Revenues	$33,581,000	$11,657,000	$-	$-	$45,238,000	$-	$45,238,000
Segment operating expenses	(28,125,000)	(6,460,000)	-	(1,584,000)	(36,169,000)	-	(36,169,000)
Segment income (loss) from operations	5,456,000	5,197,000	-	(1,584,000)	9,069,000	-	9,069,000
Interest expense	(1,972,000)	(2,789,000)	-	-	(4,761,000)	-	(4,761,000)
Depreciation and amortization expense	(1,834,000)	(1,587,000)			(3,421,000)		(3,421,000)
Loss from investments	-	-	(1,225,000)	-	(1,225,000)	-	(1,225,000)
Income tax benefit	-	-	-	254,000	254,000	-	254,000
Net income (loss)	$1,650,000	$821,000	$(1,225,000)	$(1,330,000)	$(84,000)	$-	$(84,000)
Total assets	$41,458,000	$65,513,000	$28,359,000	$9,184,000	$144,514,000	$-	$144,514,000

As of and for the nine months	Hotel	Real Estate	Investment			Discontinued
ended March 31, 2012	Operations	Operations	Transactions	Other	Subtotal	Operations	Total
Revenues	$31,675,000	$10,789,000	$-	$-	$42,464,000	$208,000	$42,672,000
Segment operating expenses	(24,513,000)	(5,925,000)	-	(1,400,000)	(31,838,000)	(127,000)	(31,965,000)
Segment income (loss) from operations	7,162,000	4,864,000	-	(1,400,000)	10,626,000	81,000	10,707,000
Gain sale of real estate						1,710,000	1,710,000
Interest expense	(2,059,000)	(2,633,000)	-	-	(4,692,000)	(22,000)	(4,714,000)
Depreciation and amortization expense	(1,739,000)	(1,565,000)			(3,304,000)	-	(3,304,000)
Loss from investments	-	-	(5,114,000)	-	(5,114,000)	-	(5,114,000)
Income tax benefit	-	-	-	1,290,000	1,290,000	(739,000)	551,000
Net income (loss)	$3,364,000	$666,000	$(5,114,000)	$(110,000)	$(1,194,000)	$1,030,000	$(164,000)
Total assets	$40,590,000	$65,515,000	$33,660,000	$8,297,000	$148,062,000	$-	$148,062,000

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

During the three months ended March 31, 2013 and 2012, the Company received management fees from Justice Investors totaling $88,000 and $84,000, respectively. During the nine months ended March 31, 2013 and 2012, the Company received management fees from Justice Investors totaling $291,000 and $273,000, respectively. These amounts were eliminated in consolidation.

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

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

The Company had a net loss of $484,000 for the three months ended March 31, 2013 compared to net income of $1,764,000 for the three months ended March 31, 2012. The change is primarily attributable to the lower gain on marketable securities and to the net loss from hotel operations.  In the prior comparable quarter, the Company also had a $1,710,000 gain on the sale of real estate which it did not have in this quarter.

The Company had a net loss from hotel operations of $345,000 for the three months ended March 31, 2013, compared to net income of $311,000 for the three months ended March 31, 2012. The decrease in net income is primarily attributable to a significant increase in operating expenses in the current period and decreases in food and beverage revenues, partially offset by an increase in room revenues room compared to the prior year period.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2013 and 2012.

For the three months ended March 31,	2013	2012
Hotel revenues:
Hotel rooms	$8,139,000	$7,767,000
Food and beverage	1,483,000	1,524,000
Garage	688,000	671,000
Other operating departments	165,000	192,000
Total hotel revenues	10,475,000	10,154,000
Operating expenses excluding interest, depreciation and amortization	(9,563,000)	(8,572,000)
Operating income before interest, depreciation and amortization	912,000	1,582,000
Interest	(648,000)	(676,000)
Depreciation and amortization	(609,000)	(595,000)

Net (loss) income from hotel operations	$(345,000)	$311,000

For the three months ended March 31, 2013, the Hotel generated operating income of $912,000 before interest, depreciation and amortization, on total operating revenues of $10,475,000 compared to operating income of $1,582,000 before interest, depreciation and amortization, on total operating revenues of $10,154,000 for the three months ended March 31, 2012. Room revenues increased by $372,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, food and beverage revenues decreased by $41,000 and garage revenues increased by $17,000 for the same period. Despite the overall increase in total hotel revenues, operating income was negatively impacted by an increase of $991,000 in operating expenses during the current period due to several factors.

Major factors for the increase in operating expenses were an increase in contractual union wages and benefits in all operating departments and higher commissions paid for certain group and city-wide convention business in the current period. There was also a loss of approximately $368,000 in the Hotel’s food and beverage operations attributable to higher labor costs and lower banquet and catering revenues. Franchise and management fees, which are based on a percentage of revenues, also increased as well as costs for certain promotions for Hilton Honors members during the current period.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the three months ended March 31, 2013 and 2012.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPar

2013	$198	84%	$167
2012	$188	84%	$157

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $10 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, while occupancy percentages remained the same. As a result, the Hotel was able to achieve a RevPar number that was $10 higher than the comparative three month period.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty. In Fiscal 2012, we launched and celebrated our new executive lounge on the 26th floor, featuring inspiring views of the San Francisco city skyline. We upgraded the lobby and common areas. We also improved our restaurant facilities, food and beverage services and now provide advanced technological amenities throughout our lobby. During the current quarter, we completed a significant, “green” project that retrofits all of our guest room windows with new “double-pane” inserts that result in greater energy savings and better sound attenuation for our guests. Our guest responses to these improvements have been very positive. The Hotel is also a leader in implementing Hilton’s Huanying (“Welcome”) program that features a tailored experience for Chinese travelers. We continue taking steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

Moving forward, we will continue to focus on cultivating more international business, especially from China, and capturing a greater percentage of the higher rated business, leisure and group travel. We will also continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition, as well as focusing on returning our food and beverage operations to profitability. During the last twelve months, we have seen steady improvement in business and leisure travel. If that trend in the San Francisco market and the hotel industry continues, it should translate into an increase in room revenues and profitability. However, like all hotels, it will remain subject to the uncertain domestic and global economic environment and other risk factors beyond our control, such as the effect of natural disasters.

Real estate operations improved during the current quarter. The Company’s real estate revenues increased to $3,904,000 for the three months ended March 31, 2013 from $3,649,000 for the three months ended March 31, 2012. The increase in real estate revenue is due to increased rents at our properties and also due to a one-time $99,000 storm damage insurance claim the Company received on one of its properties. Real estate operating expenses (excluding depreciation) were $2,101,000 and $2,013,000, respectively, for the comparative periods.  In the prior comparable quarter, the Company had a $1,710,000 gain on the sale of real estate which it did not have in this quarter. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

The Company had a net gain on marketable securities of $257,000 for the three months ended March 31, 2013 compared to a net gain of $1,454,000 for the three months ended March 31, 2012. For the three months ended March 31, 2013, the Company had a net realized gain of $484,000 and a net unrealized loss of $227,000. For the three months ended March 31, 2012, the Company had a net realized gain of $722,000 and net unrealized loss of $732,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities please see the Marketable Securities section below.

During the three months ended March 31, 2012, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded impairment losses of $52,000. There were no such losses during the three months ended March 31, 2013.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. Since Portsmouth consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its 50% non-controlling interest in the Hotel, variability in the tax provision results from the relative significance of the non-controlling interest and the magnitude of the pretax income or loss at the Company and its two principal subsidiaries. The income tax benefit (expense) during the three months ended March 31, 2013 and 2012 represents income tax benefit (expense) of InterGroup and its subsidiary, Portsmouth. The income tax of the Company’s other subsidiary, Santa Fe, was zero due to its net loss and the full valuation of its deferred income tax asset from net operating loss carryover.

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

The Company had a net loss of $84,000 for the nine months ended March 31, 2013 compared to a net loss of $164,000 for the nine months ended March 31, 2012. The change is primarily due to the lower loss from investing activities, partially offset by the decreased income from hotel operations during the current period during current period.  In the prior comparable period, the Company also had a $1,710,000 gain on the sale of real estate which it did not have in the current period.

The Company had net income from hotel operations of $1,650,000 for the nine months ended March 31, 2013, compared to net income of $3,364,000 for the nine months ended March 31, 2012. The decrease in net income is attributable to a significant increase in operating expenses in the current period and a decrease in other revenues, partially offset by an increase in room, food and beverage and garage revenues room compared to the prior year period.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2013 and 2012.

For the nine months ended March 31,	2013	2012
Hotel revenues:
Hotel rooms	$26,352,000	$24,562,000
Food and beverage	4,502,000	4,329,000
Garage	2,107,000	2,053,000
Other operating departments	620,000	731,000
Total hotel revenues	33,581,000	31,675,000
Operating expenses excluding interest, depreciation and amortization	(28,125,000)	(24,513,000)
Operating income before interest, depreciation and amortization	5,456,000	7,162,000
Interest	(1,972,000)	(2,059,000)
Depreciation and amortization	(1,834,000)	(1,739,000)

Net income from hotel operations	$1,650,000	$3,364,000

For the nine months ended March 31, 2013, the Hotel generated operating income of $5,456,000 before interest, depreciation and amortization, on total operating revenues of $33,581,000 compared to operating income of $7,162,000 before interest, depreciation and amortization, on total operating revenues of $31,675,000 for the nine months ended March 31, 2012. Room revenues increased by $1,790,000 for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012, food and beverage revenues increased by $173,000 and garage revenues increased by $54,000, while other revenues decreased by $111,000 for the same period. Despite the increase in total hotel revenues, operating income was negatively impacted by a significant increase of $3,612,000 in operating expenses during the current period due to several factors.

Major factors for the increase in operating expenses were an increase in contractual union wages and benefits in all operating departments, a reserve established for other wage costs and higher commissions on certain group and city-wide convention business in the current period. There was also a loss of approximately $1,032,000 in the Hotel’s food and beverage operations primarily attributable to higher labor costs and increased staffing for new food operations as part of a plan to capture anticipated business from the newly constructed City College of San Francisco campus next to the Hotel. That business did not materialize as City College opened with an enrollment of only 20% of its expected capacity of 5,000 to 7,000 students per day during the week. In addition, Hurricane Sandy resulted in cancellations of higher rated corporate and group business in October and November 2012 that was replaced by lower rated crew and transient business that did not utilize the Hotel’s food and beverage outlets or banquet and catering services. In the prior nine month period, the Hotel also recorded a credit for property taxes in the amount of $270,000 for an over accrual of taxes related to the reassessment of the improvements of the Hotel that was less than anticipated. Franchise and management fees, which are based on a percentage of revenues, also increased as well as costs for certain promotions for Hilton Honors members during the current period.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the nine months ended March 31, 2013 and 2012.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPar

2013	$201	88%	$177
2012	$189	87%	$164

The operating results of the Hotel’s rooms department remained strong as the San Francisco market continued to show signs of recovery. The Hotel’s average daily rate increased by $12 for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012. The increase in occupancy of 1% was due to increased demand for hotel rooms in San Francisco and the Hotel’s ability to capture a greater share of those rooms within its market set. As a result, the Hotel was able to achieve a RevPar number that was $13 higher than the comparative nine month period. Those results made it possible for Justice Investors to declare a limited partnership distribution in December 2012 in the total amount of $1,200,000, of which Portsmouth received $600,000. In December 2011, Justice declared a limited partnership distribution in the aggregate amount of $1,000,000, of which Portsmouth received $500,000.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty. In Fiscal 2012, we launched and celebrated our new executive lounge on the 26th floor, featuring inspiring views of the San Francisco city skyline. We upgraded the lobby and common areas. We also improved our restaurant facilities, food and beverage services and now provide advanced technological amenities throughout our lobby. During the current quarter, we completed a significant, “green” project that retrofits all of our guest room windows with new “double-pane” inserts that result in greater energy savings and better sound attenuation for our guests. Our guest responses to these improvements have been very positive. The Hotel is also a leader in implementing Hilton’s Huanying (“Welcome”) program that features a tailored experience for Chinese travelers. We continue taking steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

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

Revenue from real estate operations increased to $11,657,000 for the nine months ended March 31, 2013 from $10,789,000 for the nine months ended March 31, 2012. The increase in real estate revenues is primarily due to increased rents at our properties and a one-time $404,000 storm damage insurance claim received by the Company on two of its properties. Real estate operating expenses increased to $6,460,000 for the nine months ended March 31, 2013 from $5,925,000 for the nine months ended March 31, 2012 primarily as the result of higher repairs and maintenance related costs.  In the prior comparable period, the Company had a $1,710,000 gain on the sale of real estate which it did not have in the current period.  Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

General and administrative expense increased to $1,584,000 for the three months ended March 31, 2013 from $1,400,000 for the three months ended March 31, 2012 primarily as the result of higher stock option related expense during the current quarter.

The Company had a net loss on marketable securities of $326,000 for the nine months ended March 31, 2013 compared to a net loss marketable securities of $3,387,000 for the nine months ended March 31, 2012. For the nine months ended March 31, 2013, the Company had a net realized gain of $265,000 and a net unrealized loss of $591,000. For the nine months ended March 31, 2012, the Company had a net realized gain of $1,114,000 and a net unrealized loss of $2,273,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the nine months ended March 31, 2012, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded impairment losses of $684,000. There were no such losses during the nine months ended March 31, 2013.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. Since Portsmouth consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its 50% non-controlling interest in the Hotel, variability in the tax provision results from the relative significance of the non-controlling interest and the magnitude of the pretax income or loss at the Company and its two principal subsidiaries. The income tax benefit during the nine months ended March 31, 2013 and 2012 represents income tax benefit of InterGroup and its subsidiary, Portsmouth. The income tax of the Company’s other subsidiary, Santa Fe, was zero due to its net loss and the full valuation of its deferred income tax asset from net operating loss carryover.

MARKETABLE SECURITIES

As of March 31, 2013 and June 30, 2012, the Company had investments in marketable equity securities of $12,963,000 and $8,981,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of March 31, 2013		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$4,425,000	34.1%
Technology	3,293,000	25.4%
Financial services	1,722,000	13.3%
REITs and real estate companies	569,000	4.4%
Other	2,954,000	22.8%
	$12,963,000	100.0%

As of June 30, 2012		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$4,706,000	52.4%
Technology	1,203,000	13.4%
REITs and real estate companies	866,000	9.6%
Financial services	743,000	8.3%
Other	1,463,000	16.3%
	$8,981,000	100.0%

The Company’s investment portfolio is diversified with 44 different equity positions. The Company holds four equity securities that is comprised of more than 10% of the equity value of the portfolio. The largest security represents 33.1% of the portfolio and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions. A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock. Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the three months ended March 31,	2013	2012
Net loss gain on marketable securities	$257,000	$1,454,000
Net unrealized gain (loss) on other investments	17,000	(40,000)
Impairment loss on other investments	-	(52,000)
Dividend and interest income	13,000	63,000
Margin interest expense	(172,000)	(172,000)
Trading and management expenses	(263,000)	(270,000)
	$(148,000)	$983,000

For the nine months ended March 31,	2013	2012
Net loss on marketable securities	$(326,000)	$(3,387,000)
Net unrealized loss on other investments	(221,000)	(457,000)
Impairment loss on other investments	-	(684,000)
Dividend and interest income	582,000	662,000
Margin interest expense	(465,000)	(440,000)
Trading and management expenses	(795,000)	(808,000)
	$(1,225,000)	$(5,114,000)

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

In December 2012, Portsmouth declared a special cash dividend of $0.25 per common share or $183,000, which was paid on December 28, 2012 to shareholders of record as of December 21, 2012.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. As a result of that new agreement and the increase in Hotel gross revenues in the current period, total general partner fees paid to Portsmouth for the nine months ended March 31, 2013 increased to $291,000, compared to $273,000 for the nine month period ended March 31, 2012.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $26,198,000 as of March 31, 2013.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $17,447,000 as of March 31, 2013.

Effective April 29, 2010, the Partnership obtained a modification of its $2,500,000 unsecured revolving line of credit facility with East West Bank that was to mature on April 30, 2010, and converted that line of credit facility to an unsecured term loan. The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a nine-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the Wall Street Journal Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of March 31, 2013. As of March 31, 2013, the interest rate was 5.75% and the outstanding balance was $1,272,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2013, the Company’s material financial obligations which also including interest payments.

		3 Months	Year	Year	Year	Year
	Total	2013	2014	2015	2016	2017	Thereafter
Mortgage notes payable	$117,142,000	$6,276,000	$7,650,000	$2,372,000	$42,856,000	$1,480,000	$56,508,000
Other notes payable	$1,646,000	254,000	1,388,000	4,000	-	-	-
Interest	$30,290,000	1,485,000	5,514,000	5,071,000	3,007,000	2,554,000	12,659,000
Total	$149,078,000	$8,015,000	$14,552,000	$7,447,000	$45,863,000	$4,034,000	$69,167,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three and nine months ended March 31, 2013.  Please refer to the Company’s Annual Report on Form 10-K for a summary of the critical accounting policies.

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

PART II.
OTHER INFORMATION

Item 5. Other Information.

As reported in the Company’s report on Form 8-K filed on March 29, 2013, InterGroup’s subsidiary, Portsmouth, mailed a letter to the limited partners of Justice making a proposal (the Proposal”) whereby Justice will offer to redeem, for cash, all or part of the limited partnership interests of limited partners wishing to tender their limited partnership interests back to the Partnership (the “Redemption”) with the final Redemption Price to be determined through a Dutch Auction procedure at prices ranging from $800,000 to $900,000 per 1% interest. The Redemption is conditioned on there being a minimum tender of at least 34% of the limited partnership interests at prices within the range stated above. The proposed Redemption would be funded through a refinancing of the Hotel which would take advantage of current favorable interest rates and which we believe would help provide for the long-term financial stability of the Partnership. Under the Proposal, the Partnership would reserve the right, in its sole discretion, to redeem limited partnership interests in excess of 34% if funds were still available.

In addition to the minimum 34% tender requirement, the Proposal is subject to: (1) the approval by at least 75% of the limited partnership interests to remove Evon Corporation as the other general partner of Justice; (2) the approval by at least 75% of the limited partnership interests to amend the Justice Limited Partnership Agreement to (a) provide for a single general partner and (b) delete certain provisions of the Limited Partnership Agreement which restrict certain transfers of limited partnership interests, which revisions would be necessary to effectuate the proposed Redemption; (3) the approval of the proposed Redemption and refinancing of the Hotel; and (4) the consummation of the refinancing of the Hotel. Portsmouth will vote its 50% limited partnership interest in favor of the amendments to the Limited Partnership Agreement and any proposals necessary to effectuate the Redemption and the refinancing of the Hotel. Under the Proposal, all Redemption elections and consents to the above actions must be received no later than April 15, 2013 (unless that deadline is extended in the sole discretion of the Partnership). That deadline was extended to May 15, 2013 and further extensions might be possible. It is expected that the Redemption could be effectuated within ninety (90) days after all conditions of the Proposal have been met.

All limited partners are free to elect to participate in the Redemption or not to participate in the Redemption. Those limited partners that do not participate in the Redemption (including Portsmouth) will remain as limited partners in Justice. Assuming that the minimum 34% participation threshold is reached and all other conditions necessary to effectuate the Redemption and refinancing of the Hotel are satisfied, the limited partnership interests of those limited partners who do not elect to participate in the Redemption will increase in an amount proportionate with the percentages of the limited partnership interests that are redeemed.

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

THE INTERGROUP CORPORATION
(Registrant)

Date: May 10, 2013	by	/s/ John V. Winfield
John V. Winfield, President, Chairman of the Board and Chief Executive Officer

Date: May 10, 2013	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer and Controller