Form 10-K
period 2013-06-30
INTERGROUP CORP
filed 2013-09-18
CIK 69422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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
____________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
☐ Yes ☒ No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the closing price on December 31, 2012 (the last business day of registrant’s most recently completed second fiscal quarter ended December 31, 2012) was $14,300,972.

The number of shares outstanding of registrant’s Common Stock, as of September 3, 2013, was 2,366,027.

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

Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

⋅     risks associated with the lodging industry, including competition, increases in wages, labor relations, energy and fuel costs, actual and threatened pandemics, actual and threatened terrorist attacks, and downturns in domestic and international economic and market conditions, particularly in the San Francisco Bay area;

⋅     risks associated with the real estate industry, including changes in real estate and zoning laws or regulations, increases in real property taxes, rising insurance premiums, costs of compliance with environmental laws and other  governmental regulations;

⋅     the availability and terms of financing and capital and the general volatility of securities markets;

⋅     changes in the competitive environment in the hotel industry;

⋅     risks related to natural disasters;

⋅     litigation; and

⋅     other risk factors discussed below in this Report.

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

As of June 30, 2013, the Company owned approximately 80.5% of the common shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). Santa Fe’s revenue is primarily generated through its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 12.9% of Portsmouth.   Portsmouth’s principal business is conducted through its general and limited partnership interest in the Justice Investors limited partnership (“Justice” or the “Partnership”). The Portsmouth has a 50.0% limited partnership interest in Justice and serves as the Managing General Partner. The other general partner is Evon Corporation (“Evon”).  Justice owns a 543 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel”) and related facilities, including a five level underground parking garage. The financial statements of Justice are consolidated with those of the Company.  See Note 2 to the consolidated financial statements.

Most significant partnership decisions require the active participation and approval of both general partners. Pursuant to the terms of the partnership agreement, voting rights of the partners are determined according to the partners’ entitlement to share in the net profit and loss of the partnership.  The Company is not entitled to any additional voting rights by virtue of its position as a general partner. The partnership agreement provides that no portion of the partnership real property can be sold without the written consent of the general partners and the limited partners entitled to more than 72% of the net profit. The partnership agreement also provides that amendments to the agreement may be made only upon the consent of the general partners and at least seventy 75% of the interests of the limited partners and the consent of at least 75% of the interests of the limited partners will also be required to remove a general partner. As of June 30, 2013, there were 113 limited partners in Justice, including Portsmouth and Evon.

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

The parking garage that is part of the Hotel property is managed by Ace Parking Management, Inc. pursuant to a contract with the Partnership. Justice also leases a portion of the lobby level of the Hotel to a day spa operator.  Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees are eliminated in consolidation.

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate.  Properties include seventeen apartment complexes, two commercial real estate properties and two single-family houses.  The properties are located throughout the United States, but are concentrated in Texas and Southern California.  The Company also has investments in unimproved real property.  All of the Company’s operating real estate properties are managed by professional third party property management companies.

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

RECENT BUSINESS DEVELOPMENTS

Property Management and Asset Management Agreements

Effective June 17, 2013, InterGroup Corporation entered into an unrelated third party Property Management Agreement (the “Agreement”) with R & K Interests, Inc., doing business as Investors’ Property Services (“IPS”) to provide property management services for all of the Company’s rental properties located outside the state of California. The properties subject to the Agreement are the Company’s apartment complexes located in Las Colinas TX, Austin TX, St. Louis MO, Parsippany NJ and Florence KY.

IPS is a 30 year old Irvine, California based property management company with additional offices in Houston, Texas.  The company has a national experience base in multifamily and commercial income property and provides services to its clients in Property Management, Leasing, Construction, Maintenance and Rehab, Construction Supervision, and Acquisition and Disposition.  Investors’ Property Services is an Accredited Management Organization (AMO®) through the Institute of Real Estate Management (IREM), a recognition of excellence given to only 500 firms nationwide.  The company is privately held and managed by its President, Robert C. Warren III.

Subject to its other terms and conditions, the Agreement is for consecutive one (1) year renewable terms but may be terminated by the parties upon thirty (30) days advance written notice. The Agreement provides for compensation to IPS of 2.8% of the gross income from operations of the properties (as defined) as a property management fee and certain other fees as set forth in the Agreement for any additional services.

Effective July 1, 2013, InterGroup also entered into an Asset Management Agreement with Delta Alliance Capital Management, LLC (“Delta Alliance”), to provide asset management services covering all of the Company’s rental properties and its two commercial buildings. Delta Alliance is a related firm to IPS and is also managed and operated by Robert C. Warren III. Delta Alliance was formed to acquire commercial real estate holdings and assist and advise clients in monitoring the operations of similar real estate holdings.  Subject to its other terms and conditions, the Asset Management Agreement is for consecutive one (1) year renewable terms but may be terminated by the parties upon thirty (30) days advance written notice.  The Asset Management Agreement provides for compensation to Delta Alliance of 0.5% of the gross income from operations of the properties (as defined) as an asset management fee.

Limited Partnership Redemption Proposal

By letter dated June 12, 2013, Portsmouth advised the limited partners of Justice that it would not be extending its March 29, 2013 Redemption proposal, but would instead be working together with Evon, the co-general partner, towards a redemption transaction that both general partners could support. The Company has been engaged in discussions with representatives of Evon concerning possible transactions whereby partners in Justice, other than Portsmouth, would be afforded the opportunity to have their holdings in Justice redeemed by Justice through a proposed refinancing of the Hotel. These discussions are continuing. While Portsmouth is hopeful that the discussions will result in a transaction that, on consummation, would result in Portsmouth significantly increasing its proportionate ownership of Justice on terms acceptable to Portsmouth and its becoming the sole general partner of Justice, no assurance can be given that such a transaction will be accomplished.

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

New General Partner Compensation Agreement

Concurrent with the December 2008 Amendment to the Limited Partnership Agreement, a new General Partner Compensation Agreement (the “Compensation Agreement”) was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreement for the general partners. Pursuant to the Compensation Agreement, the general partners of Justice are entitled to receive an amount equal to 1.5% of the gross annual revenues of the Partnership (as defined), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. In no event shall the annual compensation be less than a minimum base of approximately $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for its services as managing general partner and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base, will be payable in equal fifty percent (50%) shares to Portsmouth and Evon. During the years ended June 30, 2013 and 2012, the general partners were paid approximately $620,000 and $562,000 respectively, under the applicable compensation agreements. Of those amounts, approximately $401,000 and $366,000 was paid to Portsmouth for fiscal 2013 and 2012.

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

Pursuant to the Franchise Agreement, the Partnership paid monthly royalty fees for the first two years of three percent (3%) of the Hotel’s gross room revenue, as defined, for the preceding calendar month; the third year was at four percent (4%) of the Hotel’s gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel’s gross room revenue.  Justice also pays a monthly program fee of four percent (4%) of the Hotel’s gross room revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. The Partnership also pays a monthly information technology recapture charge of 0.75% of the Hotel’s gross revenue.

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

HOTEL MANAGEMENT COMPANY AGREEMENT

In February 2007, the Partnership terminated its prior hotel management agreement with Dow Hotel Company and entered into a management agreement with Prism Hospitality (“Prism”) to manage and operate the Hotel as its agent, effective February 10, 2007. Prism is an experienced Hilton approved operator of upscale and luxury hotels throughout the Americas. The agreement is effective for a term of ten years, unless the agreement is extended as provided in the agreement, and the Partnership has the right to terminate the agreement upon ninety days written notice without further obligation. Under the management agreement, the Partnership is to pay base management fees of 2.5% of gross operating revenues for the fiscal year. However, 0.75% of the stated management fee is due only if the partially adjusted net operating income for the subject fiscal year exceeds the amount of a minimum Partnership return ($7 million) for that fiscal year. Prism is also entitled to an incentive management fee if certain milestones are accomplished. No incentive fees were earned during the fiscal years ended June 30, 2013 and 2012.  Management fees paid to Prism during the years ended June 30, 2013 and 2012 were $754,000 and $626,000, respectively.

GARAGE OPERATIONS

The parking garage is operated by Ace Parking Management, Inc. (“Ace Parking”) pursuant to a Parking Facilities Management Agreement (the “Parking Agreement”) with Justice. The initial term of the Parking Agreement was to expire on October 31, 2010, with an option to renew for another five-year term. Pursuant to that agreement, the Partnership paid Ace Parking a management fee of $2,000 per month, an accounting fee equal to $250 per month, plus “Excess Profit Fee” equal to three percent (3%) of annual net profits in excess of $150,000.

On October 31, 2010, Justice and Ace Parking entered into an amendment of the Parking Agreement to extend the term for a period of sixty two (62) months, commencing on November 1, 2010 and terminating December 31, 2015, subject to either party’s right to terminate the agreement without cause on ninety (90) days written notice. The monthly management fee of $2,000 and the accounting fee of $250 remain the same, but the amendment modified how the Excess Profit Fee to be paid to Ace would be calculated. The amendment provides that, if net operating income (“NOI”) from the garage operations exceeds $1,800,000 but is less than $2,000,000, Ace will be entitled to an Excess Profit Fee of one percent (1%) of the total annual NOI. If the annual NOI is $2,000,000 or higher, Ace will be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI.

TRU SPA LEASE

Approximately 5,400 square feet of space on the lobby level of the Hotel is leased to Tru Spa for the operation of a health and beauty spa.  The lease was scheduled to expire in May 2013, with a five year option to extend the term.  The spa lease provides for minimum monthly rent of $14,000. Minimum rental amounts are subject to adjustment every three years based on increases in the Consumer Price Index.  In April 2013, the Partnership and Tru Spa entered into a short term extension of the spa lease for a base rent of $5,900 per month from April 1, 2013 to December 31, 2013.

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

Sales, Purchases and Refinancing of Properties

In May 2013, the Company refinanced its $5,671,000 mortgage note payable on its 264-unit apartment building located in St. Louis, Missouri for a new 10-year mortgage in the amount of $6,045,000. The interest rate on the new loan is fixed at 4.05% per annum for ten years, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in May 2023.

In November 2012, the Company refinanced its $17,509,000 mortgage note payable on its 358-unit apartment building located in Las Colinas, Texas for a new 10-year mortgage in the amount of $19,500,000. The interest rate on the new loan is fixed at 3.73% per annum for ten years, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2022.  The Company received net proceeds of approximately $529,000 from the refinancing.

In September 2012, the Company refinanced its $388,000 adjustable rate mortgage note payable on its 2-unit apartment located in Los Angeles, California for a new 30-year fixed rate mortgage in the amount of $400,000.  The interest rate on the new loan is 4.25% per annum.  The note matures in September 2042.

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

In August 2012, the Company refinanced three mortgages on four properties located in Los Angeles, California with mortgage note payable balances totaling $1,243,000 for three new 30-year mortgages totaling $1,285,000.  The interest rate on the three loans is fixed at 4.25% for the first five years and variable thereafter, with monthly principal and interest payments based on a 30-year amortization schedule. The notes mature in September 2042.

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

RENTAL PROPERTIES

As June 30, 2013, the Company's investment in real estate consisted of properties located throughout the United States, with a concentration in Texas and Southern California.  These properties include seventeen apartment complexes, two single-family houses as strategic investments and two commercial real estate properties.  All properties are operating properties.   In addition to the properties, the Company owns approximately 4.1 acres of unimproved real estate in Texas and 2 acres of unimproved land in Maui, Hawaii.

MANAGEMENT OF RENTAL PROPERTIES

The Company may engage third party management companies as agents to manage certain of Company’s residential rental properties.

Effective June 17, 2013, InterGroup entered into an unrelated third party Property Management Agreement with R & K Interests, Inc., doing business as Investors' Property Services (“IPS”) to provide property management services for all of the Company's rental properties located outside the state of California .  The properties subject to the agreement are the Company's apartment complexes located in Las Colinas TX, Austin TX, St. Louis MO, Parsippany NJ and Florence KY.   Subject to its other terms and conditions, the agreement is for consecutive one (1) year renewable terms but may be terminated by the parties upon thirty (30) days advance written notice. The agreement provides for compensation to IPS of 2.8% of the gross income from operations of the properties (as defined) as a property management fee and certain other fees as set forth in the agreement for any additional services.

Effective July 1, 2013, InterGroup also entered into an Asset Management Agreement with Delta Alliance Capital Management, LLC, to provide asset management services covering all of the Company's rental properties and its two commercial buildings.  Delta Alliance is a related firm to IPS.  Delta Alliance was formed to acquire commercial real estate holdings and assist and advise clients in monitoring the operations of similar real estate holdings. Subject to its other terms and conditions, the agreement is for consecutive one (1) year renewable terms but may be terminated by the parties upon thirty (30) days advance written notice. The agreement provides for compensation to Delta Alliance of 0.5% of the gross income from operations of all the properties as an asset management fee.

Effective August 1, 2005, the Company entered into a Management Agreement with Century West Properties, Inc. (“Century West”) to act as an agent of the Company to rent and manage all of the Company’s residential rental properties in the Los Angeles, California area. The Management Agreement with Century West was for an original term of twelve months ending on July 31, 2006 and continues on a month-to-month basis, until terminated upon 30 days prior written notice. The Management Agreement provides for a monthly fee equal to 4% of the monthly gross receipts from the properties with resident managers and a fee of 4 1/2% of monthly gross receipts for properties without resident managers.  During the years ended June 30, 2013 and 2012, the management fees were $138,000 and $140,000, respectively.

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

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds.  Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2013, the Company had other investments of $15,280,000.

As part of its investment strategies, the Company may assume short positions in marketable securities.  Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities.  As of June 30, 2012, the Company had obligations for securities sold (equities short) of $2,565,000.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms.  The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee.  The margin used by the Company may fluctuate depending on market conditions.  The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations.  As of June 30, 2013, the Company had a margin balance of $2,762,000 and incurred $635,000 and $587,000 in margin interest expense during the years ended June 30, 2013 and 2012, respectively.

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

Our highest priority remains guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty. During fiscal 2013, we completed a significant, “green” project that retrofits all of our guest room windows with new “double-pane” inserts that result in greater energy savings and better sound attenuation for our guests. We have also upgraded our common areas of the Hotel and improved our restaurant facilities, food and beverage services and now provide advanced technological amenities throughout our lobby. Our guest responses to these improvements have been very positive. The Hotel also remains a leader in implementing Hilton’s Huanying (“Welcome”) program that features a tailored experience for Chinese travelers. We continue taking steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

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

The Hotel is also subject to certain operating risks common to all of the hotel industry, which could adversely impact performance. These risks include:

⋅     Competition for guests and meetings from other hotels including  competition and pricing pressure from internet wholesalers and distributors;

⋅     increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

⋅     labor strikes, disruptions or lock outs;

⋅     dependence on demand from business and leisure travelers, which may fluctuate and is seasonal;

⋅     increases in energy costs, cost of fuel, airline fares and other expenses related to travel, which may negatively affect traveling;

⋅     terrorism, terrorism alerts and warnings, wars and other military actions, pandemics or other medical events or warnings which may result in decreases in business and leisure travel;

⋅     natural disasters; and

⋅     adverse effects of downturns and recessionary conditions in international, national and/or local economies and market conditions.

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

EMPLOYEES

As of June 30, 2013, the Company had a total of 8 full-time employees in its corporate office. Effective July 2002, the Company entered into a client service agreement with Insperity, a professional employer organization serving as an off-site, full service human resource department for its corporate office.  Insperity personnel management services are delivered by entering into a co-employment relationship with the Company’s employees.   The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Employees of Justice and management of the Hotel are not unionized and the Company believes that their relationships with the Hotel are satisfactory and consistent with the market in San Francisco.

As of June 30, 2013, the Partnership had approximately 244 employees. Approximately 80% of those employees were represented by one of three labor unions, and their terms of employment were determined under a collective bargaining agreement (CBA) to which the Partnership was a party.  During the year ended June 30, 2013, the Partnership continued under an existing CBA for the Local 2 (Hotel and Restaurant Employees).  As of June 30, 2013, the CBA for Local 856 (International Brotherhood of Teamsters) has expired and is currently under renegotiation.  Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment but scope and coverage of employees, is a regular and expected course of business operations for the Partnership.

The Partnership expects and anticipates that the terms of conditions of CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of the each CBA, and incorporates these principles into its operating and budgetary practices.

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

Other information about the Company can be found on its website www.intgla.com. Reference in this document to that website address does not constitute incorporation by reference of the information contained on the website.

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

Since the Hotel recently completed renovations, there is no present program for any further major renovations; however, the Partnership expects to expend at least 4% of gross annual Hotel revenues each year for capital improvements and requirements.  In the opinion of management, the Hotel is adequately covered by insurance.

HOTEL FINANCINGS

On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”).  The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $26,043,000 as of June 30, 2013.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $17,370,000 as of June 30, 2013.

The Partnership had a $2,500,000 unsecured revolving line of credit facility with a bank that was to mature on April 30, 2010. Effective April 29, 2010, the Partnership obtained a modification from the bank which converted its revolving line of credit facility to a term loan. The Partnership also obtained a waiver of any prior noncompliance with financial covenants. The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of June 30, 2013 and 2012. The Partnership paid a loan modification fee of $10,000. The loan continues as unsecured. As of June 30, 2013 and 2012, the interest rate was 5.75% and the outstanding balances were $1,167,000 and $1,702,000, respectively.

RENTAL PROPERTIES

At June 30, 2013, the Company's investment in real estate consisted of properties located throughout the United States, with a concentration in Texas and Southern California.  These properties include seventeen apartment complexes, two single-family houses as strategic investments and two commercial real estate properties.  All properties are operating properties.   In addition to the properties, the Company owns approximately 4.1 acres of unimproved real estate in Texas and 2 acres of unimproved land in Maui, Hawaii.

In the opinion of management, each of the properties is adequately covered by insurance.  None of the properties are subject to foreclosure proceedings or litigation, other than such litigation incurred in the normal course of business.  The Company's residential rental property leases are short-term leases, with no lease extending beyond one year.

Las Colinas, Texas.  The Las Colinas property is a water front apartment community along Beaver Creek that was developed in 1993 with 358 units on approximately 15.6 acres of land.  The Company acquired the complex on April 30, 2004 for approximately $27,145,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years.  Real estate property taxes for the year ended June 30, 2013 were approximately $722,000.  The outstanding mortgage balance was approximately $19,326,000 at June 30, 2013 and the maturity date of the mortgage is December 1, 2022.

Morris County, New Jersey.  The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land.  The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000.  Real estate property taxes for the year ended June 30, 2013 were approximately $213,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $10,556,000 at June 30, 2013 and the maturity date of the mortgage is July 31, 2022.

St. Louis, Missouri.  The St. Louis property is a two-story project with 264 units on approximately 17.5 acres.  The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000.  For the year ended June 30, 2013, real estate property taxes were approximately $153,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $6,045,000 at June 30, 2013 and the maturity date of the mortgage is May 31, 2023.

Florence, Kentucky.  The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres.  The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000.  For the year ended June 30, 2013, real estate property taxes were approximately $41,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $3,802,000 at June 30, 2013 and the maturity date of the mortgage is July 1, 2014.

Austin, Texas. The Austin property is a two-story project with 249 units on approximately 7.8 acres.  The Company acquired the complex with 190 units on November 18, 1999 for $4,150,000.  The Company also acquired an adjacent complex with 59 units on January 8, 2002 for $1,681,000.   For the year ended June 30, 2013, real estate taxes were approximately $166,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $6,694,000 at June 30, 2013 and the maturity date of the mortgage is July 1, 2023.  The Company also owns approximately 4.1 acres of unimproved land and a single family house adjacent to this property.

Los Angeles, California.  The Company owns two commercial properties, thirteen apartment complexes, and two single-family houses in the general area of West Los Angeles.

The first Los Angeles commercial property is a 5,500 square foot, two story building that served as the Company's corporate offices until it was leased out, effective October 1, 2009 and the Company leased a new space for its corporate office.  The Company acquired the building on March 4, 1999 for $1,876,000. The property taxes for the year ended June 30, 2013 were approximately $32,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $1,036,000 at June 30, 2013 and the maturity date of the mortgage is March 25, 2014.

The second Los Angeles commercial property is a 5,900 square foot commercial building.  The Company acquired the building on September 15, 2000 for $1,758,000. The property taxes for the year ended June 30, 2013 were approximately $14,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $556,000 at June 30, 2013 and the maturity date of the mortgage is December 15, 2013.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units.  The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000.  For the year ended June 30, 2013, real estate property taxes were approximately $20,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $2,045,000 at June 30, 2013 and the maturity date of the mortgage is January 1, 2022.

The second Los Angeles apartment complex is a 29,000 square foot three-story apartment with 27 units.  This complex is held by Intergroup Woodland Village, Inc. ("Woodland Village"), which is 55.4% and 44.6% owned by Santa Fe and the Company, respectively.  The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000.  For the year ended June 30, 2013, real estate property taxes were approximately $60,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $3,138,000 at June 30, 2013 and the maturity date of the mortgage is December 1, 2020.

The third Los Angeles apartment complex is a 12,700 square foot apartment with 14 units.  The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000.  For the year ended June 30, 2013, real estate property taxes were approximately $35,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $1,805,000 at June 30, 2013 and the maturity date of the mortgage is March 1, 2021.

The fourth Los Angeles apartment complex is a 10,500 square foot apartment with 9 units.  The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000.  For the year ended June 30, 2013, real estate property taxes were approximately $27,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $1,230,000 at June 30, 2013 and the maturity date of the mortgage is March 1, 2021.

The fifth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units.  The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000.  For the year ended June 30, 2013, real estate property taxes were approximately $104,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $5,570,000 at June 30, 2013 and the maturity date of the mortgage is December 1, 2020.

The sixth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units.  The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000.  For the year ended June 30, 2013, real estate property taxes were approximately $70,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.   The outstanding mortgage balance was approximately $6,505,000 at June 30, 2013 and the maturity date of the mortgage is September 1, 2022.

The seventh Los Angeles apartment complex is a 3,000 square foot apartment with 4 units.  The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000.  For the year ended June 30, 2013, real estate property taxes were approximately $17,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $390,000 at June 30, 2013 and the maturity date of the mortgage is September 1, 2042.

The eighth Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units.  The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000.  For the year ended June 30, 2013, real estate property taxes were approximately $16,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $661,000 at June 30, 2013 and the maturity date of the mortgage is September 1, 2042.

The ninth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units.  The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000.  For the year ended June 30, 2013, real estate property taxes were approximately $21,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $967,000 at June 30, 2013 and the maturity date of the mortgage is September 1, 2042.

The tenth Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units.  The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000.  For the year ended June 30, 2013, real estate property taxes were approximately $19,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $466,000 at June 30, 2013 and the maturity date of the mortgage is November 1, 2029.

The eleventh Los Angeles apartment complex, which is owned 100% by the Company’s subsidiary Santa Fe, is a 4,200 square foot two-story apartment with 2 units.  Santa Fe acquired the property on February 1, 2002 at an initial cost of approximately $785,000. For the year ended June 30, 2013, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method based upon an estimated useful Life of 40 years.  The outstanding mortgage balance was approximately $395,000 at June 30, 2013 and the maturity date of the mortgage is September 1, 2042.

The twelfth apartment which is located in Marina del Rey, California, is a 6,316 square foot two-story apartment with 9 units.  The Company acquired the property on April 29, 2011 at an initial cost of approximately $4,000,000.  For the year ended June 30, 2013, real estate property taxes were approximately $59,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years.   The outstanding mortgage balance was approximately $1,447,000 at June 30, 2013 and the maturity date of the mortgage is May 1, 2021.

The first Los Angeles single-family house is a 2,771 square foot home.  The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000.  For the year ended June 30, 2013, real estate property taxes were approximately $10,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $425,000 at June 30, 2013 and the maturity date of the mortgage is September 1, 2042.

The second Los Angeles single-family house is a 2,201 square foot home.  The Company acquired the property on August 22, 2003 at an initial cost of approximately $700,000.  For the year ended June 30, 2013, real estate property taxes were approximately $12,000.  Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.  The outstanding mortgage balance was approximately $453,000 at June 30, 2013 and the maturity date of the mortgage is September 1, 2042.

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

ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year.  The economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) and the physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for each of the Company's operating properties for fiscal year ended June 30, 2013 are provided below.

	Economic	Physical
Property	Occupancy	Occupancy
1. Las Colinas,TX	76%	94%
2. Morris County, NJ	86%	92%
3. St. Louis, MO	79%	89%
4. Florence, KY	73%	89%
5. Austin, TX	82%	96%
6. Los Angeles, CA (1)	81%	98%
7. Los Angeles, CA (2)	70%	93%
8. Los Angeles, CA (3)	96%	97%
9. Los Angeles, CA (4)	85%	90%
10. Los Angeles, CA (5)	77%	98%
11. Los Angeles, CA (6)	76%	94%
12. Los Angeles, CA (7)	94%	100%
13. Los Angeles, CA (8)	86%	98%
14. Los Angeles, CA (9)	87%	92%
15. Los Angeles, CA (10)	92%	98%
16. Los Angeles, CA (11)	93%	97%
17. Marina del Rey, CA (12)	75%	88%

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

The Company's Common Stock is listed and trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market, LLC under the symbol: “INTG”.  The following table sets forth the high and low sales prices for the Company’s common stock for each quarter of the last two fiscal years ended June 30, 2013 and 2012 as reported by NASDAQ.

Fiscal 2013	High	Low

First Quarter (7/ 1 to 9/30)	$24.00	$21.91
Second Quarter (10/1 to 12/31)	$23.81	$18.01
Third Quarter (1/1 to 3/31)	$23.90	$19.91
Fourth Quarter (4/1 to 6/30)	$23.50	$20.00

Fiscal 2012

First Quarter (7/ 1 to 9/30)	$27.45	$21.04
Second Quarter (10/1 to 12/31)	$22.05	$17.26
Third Quarter (1/1 to 3/31)	$20.75	$17.51
Fourth Quarter (4/1 to 6/30)	$24.95	$18.15

As of June 30, 2013, the approximate number of holders of record of the Company’s Common Stock was 450. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in names of various brokers, clearing agencies or other nominees.  Including beneficial holders, there are approximately 950 shareholders of the Company’s Common Stock.

DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

This information appears in Part III, Item 12 of this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reflects purchases of InterGroup’s common stock made by The InterGroup Corporation, for its own account, during the fourth quarter of its fiscal year ending June 30, 2013:

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares Purchased	of shares that May
Fiscal	Number of	Average	as Part of Publicly	Yet be Purchased
2013	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Month #1
(April 1-	-	-	-	100,872
April 30)

Month #2
(May 1-	1,522	$19.00	1,522	99,350
May 31)

Month #3
(June 1-	1,012	$18.75	1,012	98,338
June 30)

TOTAL:	2,534	$18.93	2,534	98,338

The Company has only one stock repurchase program.  The program was initially announced on January 13, 1998 and was amended on February 10, 2003, October 12, 2004 and June 3, 2009. The total number of shares authorized to be repurchased pursuant to those prior authorizations was 995,000, adjusted for stock splits.  On November 15, 2012, the Board of Directors authorized the Company to purchase up to an additional 100,000 shares of Company’s common stock. The purchases will be made, in the discretion of management, from time to time, in the open market or through privately negotiated third party transactions depending on market conditions and other factors.  The Company’s repurchase program has no expiration date and can be amended and increased, from time to time, in the discretion of the Board of Directors. No plan or program expired during the period covered by the table.

Item 6.  Selected Financial Data.

Not required for smaller reporting companies.

Item 7.  Management Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

As of June 30, 2013, the Company owned approximately 80.5% of the common shares of its subsidiary, Santa Fe and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc.  InterGroup also directly owns approximately 12.9% of the common shares of Portsmouth.  The Company's principal sources of revenue continue to be derived from the general and limited partnership interests of its subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate.  Properties include seventeen apartment complexes, two commercial real estate properties, and two single-family houses as strategic investments.  The properties are located throughout the United States, but are concentrated in Texas and Southern California.  The Company also has investments in unimproved real property.  All of the Company’s operating real estate properties with exception of the two commercial properties are managed by professional third party property management companies.  The two commercial properties are managed by the Company.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors.  The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.

Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012

The Company had net income of $625,000 for the year ended June 30, 2013 compared to a net loss of $671,000 for the year ended June 30, 2012.   The increase in net income is primarily attributable the significant decrease in losses from investing activities partially offset by the decrease in income from hotel operations and the gain on the sale of real estate in the prior year.

The Company had net income from hotel operations of $2,864,000 for the fiscal year ended June 30, 2013, compared to net income of $3,913,000 for the fiscal year ended June 30, 2012. The decrease in net income is attributable to a significant increase in operating expenses in the current period and a decrease in other revenues, partially offset by an increase in room, food and beverage and garage revenues room compared to the prior year.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2013 and 2012.

For the years ended June 30,	2013	2012
Hotel revenues:
Hotel rooms	$36,378,000	$32,893,000
Food and beverage	6,617,000	5,779,000
Garage	2,786,000	2,765,000
Other operating departments	784,000	1,025,000
Total hotel revenues	46,565,000	42,462,000
Operating expenses excluding interest, depreciation and amortization	(38,635,000)	(33,465,000)
Operating income before interest, depreciation and amortization	7,930,000	8,997,000
Interest	(2,612,000)	(2,724,000)
Depreciation and amortization	(2,454,000)	(2,360,000)

Income from hotel operations	$2,864,000	$3,913,000

For the fiscal year ended June 30, 2013, the Hotel generated operating income of $7,930,000 before interest, depreciation and amortization, on total operating revenues of $46,565,000 compared to operating income of $8,997,000 before interest, depreciation and amortization, on total operating revenues of $42,462,000 for the fiscal year ended June 30, 2012. Room revenues increased by $3,485,000 for the fiscal year ended June 30, 2013 compared to the year ended June 30, 2012, food and beverage revenues increased by $838,000 and garage revenues increased by $21,000, while other revenues decreased by $241,000 for the same period. Despite the increase in total hotel revenues, operating income was negatively impacted by a significant increase of $5,170,000 in operating expenses during the current year due to several factors.

Major factors for the increase in operating expenses were an increase in contractual union wages and benefits in all operating departments, a reserve established for other wage costs, higher group insurance costs and higher commissions on certain group and city-wide convention business in the current year. There was also an operating loss of approximately $1,102,000 in the Hotel’s food and beverage operations for the fiscal year ended June 30, 2013 compared to a loss of $379,000 for fiscal year ended June 30, 2012. That loss was primarily attributable to higher labor costs and increased staffing for new food operations as part of a plan to capture anticipated business from the newly constructed City College of San Francisco campus next to the Hotel. That business did not materialize as City College opened with an enrollment of only 20% of its expected capacity of 5,000 to 7,000 students per day during the week. In addition, Hurricane Sandy resulted in cancellations of higher rated corporate and group business in October and November 2012 that was replaced by lower rated crew and transient business that did not utilize the Hotel’s food and beverage outlets or banquet and catering services. In the prior fiscal year, the Hotel also recorded a credit for property taxes in the amount of $270,000 for an over accrual of taxes related to the reassessment of the improvements of the Hotel that was less than anticipated. Franchise and management fees, which are based on a percentage of revenues, also increased as well as costs for certain promotions for Hilton Honors members during the current period.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the fiscal years ended June 30, 2013 and 2012.

Fiscal Year ended June 30,	Average Daily Rate	Average Occupancy %	RevPar

2013	$205	90%	$184
2012	$191	87%	$166

The operating results of the Hotel’s rooms department remained strong as the San Francisco market continued to show signs of recovery. The Hotel’s average daily rate average increased significantly by $14 for the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012.  The increase in occupancy of 3% was due to continued increased demand for hotel rooms in San Francisco and the Hotel’s ability to capture a greater share of those rooms within its market set. Due to that increased demand, the Hotel was also able to reduce the amount of discounted Internet business that it was forced to take in prior years to maintain occupancy in a very competitive market and recessionary economic conditions. As a result, the Hotel was able to achieve a RevPar number that was $18 higher than fiscal 2012. Those results made it possible for Justice Investors to declare a limited partnership distribution in December 2012 in the total amount of $1,200,000, of which Portsmouth received $600,000. In December 2011, Justice declared a limited partnership distribution in the aggregate amount of $1,000,000, of which Portsmouth received $500,000. The general partners of Justice will continue to monitor and review the operations and financial results of the Hotel and to set the amount of any future distributions that may be appropriate based on operating results, cash flows and other factors, including establishment of reasonable reserves for debt payments and operating contingencies.

Our highest priority remains guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty. During fiscal 2013, we completed a significant, “green” project that retrofits all of our guest room windows with new “double-pane” inserts that result in greater energy savings and better sound attenuation for our guests. We have also upgraded our common areas of the Hotel and improved our restaurant facilities, food and beverage services and now provide advanced technological amenities throughout our lobby. Our guest responses to these improvements have been very positive. The Hotel also remains a leader in implementing Hilton’s Huanying (“Welcome”) program that features a tailored experience for Chinese travelers. We continue taking steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

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

Revenue from real estate operations increased to $15,474,000 for the year ended June 30, 2013 from $14,537,000 for the year ended June 30, 2012.   The increase in real estate revenues is primarily due to increased rents at our properties and a one-time $404,000 storm damage insurance claim received by the Company on two of its properties.   Real estate operating expenses increased to $8,529,000 for the year ended June 30, 2013 from $7,885,000 for the year ended June 30, 2012 primarily as the result of higher repairs and maintenance related costs.  In the prior comparable period, the Company had a $1,710,000 gain on the sale of real estate which it did not have in the current period.  Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Effective June 17, 2013, InterGroup entered into an unrelated third party Property Management Agreement with R & K Interests, Inc., doing business as Investors' Property Services (“IPS”) to provide property management services for all of the Company's rental properties located outside the state of California .  The properties subject to the agreement are the Company's apartment complexes located in Las Colinas TX, Austin TX, St. Louis MO, Parsippany NJ and Florence KY.   Subject to its other terms and conditions, the agreement is for consecutive one (1) year renewable terms but may be terminated by the parties upon thirty (30) days advance written notice. The agreement provides for compensation to IPS of 2.8% of the gross income from operations of the properties (as defined) as a property management fee and certain other fees as set forth in the agreement for any additional services.

Effective July 1, 2013, InterGroup also entered into an Asset Management Agreement with Delta Alliance Capital Management, LLC, to provide asset management services covering all of the Company's rental properties and its two commercial buildings.  Delta Alliance is a related firm to IPS.  Delta Alliance was formed to acquire commercial real estate holdings and assist and advise clients in monitoring the operations of similar real estate holdings. Subject to its other terms and conditions, the agreement is for consecutive one (1) year renewable terms but may be terminated by the parties upon thirty (30) days advance written notice. The agreement provides for compensation to Delta Alliance of 0.5% of the gross income from operations of all the properties as an asset management fee.

The Company had a net loss on marketable securities of $856,000 for the year ended June 30, 2013 as compared to a net loss on marketable securities of $4,444,000 for the year ended June 30, 2012.  For the year ended June 30, 2013, the Company had a net realized gain of $147,000 and a net unrealized loss of $1,003,000.  For the year ended June 30, 2012, the Company had a net realized loss of $2,628,000 and a net unrealized loss of $1,816,000.  Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net income.  However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value.  For a more detailed description of the composition of the Company’s marketable securities please see the Marketable Securities section below.

During the year ended June 30, 2013, the Company had an unrealized loss of $216,000 related to other investments compared to an unrealized loss of $436,000 for the year ended June 30, 2013.  These losses are primarily the result of the decrease in the fair value of stock warrants that the Company holds.

During the years ended June 30, 2013 and 2012, the Company performed an impairment analysis of its other investments and determined that one of its investments had other than temporary impairment and recorded impairment losses of $105,000 and $917,000, for each respective period.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  Since Portsmouth consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its 50% non-controlling interest in the Hotel, variability in the tax provision results from the relative significance of the non-controlling interest and the magnitude of the pretax income or loss at the Company and its two principal subsidiaries. The income tax benefit during the year ended June 30, 2013 and 2012 represents the combination of the income tax benefit of Intergroup and the income tax expense of its subsidiary, Portsmouth.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2013 and 2012, the Company had investments in marketable equity securities of $12,624,000 and $8,981,000, respectively.  The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of June 30, 2013		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$4,733,000	37.5%
Technology	2,698,000	21.4%
Financial services	2,261,000	17.9%
REITs and real estate companies	878,000	7.0%
Other	2,054,000	16.2%
	$12,624,000	100.0%

As of June 30, 2012		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$4,706,000	52.4%
Technology	1,203,000	13.4%
REITs and real estate companies	866,000	9.6%
Financial services	743,000	8.3%
Other	1,463,000	16.3%
	$8,981,000	100.0%

The Company’s investment portfolio is diversified with 45 different equity positions.  The Company holds four equity securities that comprise of more than 10% of the equity value of the portfolio.  The largest security represents 31.7% of the portfolio and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group.  The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time.  While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions.  A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock.  Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

The Company also holds a $13,231,000 investment in Comstock Series A-1 Convertible Preferred Stock which is carried at cost and included in Other investments, net.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2013	2012
Net loss on marketable securities	$(856,000)	$(4,444,000)
Net unrealized loss on other investments	(216,000)	(436,000)
Impairment loss on other investments	(105,000)	(917,000)
Dividend and interest income	1,082,000	1,251,000
Margin interest expense	(635,000)	(587,000)
Trading and management expenses	(1,073,000)	(1,058,000)
	$(1,803,000)	$(6,191,000)

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

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee.  As a result of increases in Hotel gross revenues in fiscal 2013, total general partner fees paid to Portsmouth for the year ended June 30, 2013 increased to $401,000, compared to $366,000 for the year ended June 30, 2012.

To meet its substantial financial commitments for the renovation and transition of the Hotel to a Hilton, Justice had to rely on borrowings to meet its obligations. On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”).  The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. The principal balance of the Prudential Loan was $26,043,000 as of June 30, 2013.

On March 27, 2007, Justice entered into a second mortgage loan with Prudential (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for 100 months and matures on August 5, 2015, the same date as the first Prudential Loan. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of $119,000, calculated on a 30-year amortization schedule. The Second Prudential Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Second Prudential Loan is also without recourse to the limited and general partners of Justice. The principal balance of the Second Prudential Loan was $17,370,000 as of June 30, 2013.

Effective April 29, 2010, the Partnership obtained a modification of its $2,500,000 unsecured revolving line of credit facility with East West Bank that was to mature on April 30, 2010, and converted that line of credit facility to an unsecured term loan. The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments of $41,000, calculated on a nine-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the Wall Street Journal Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the Partnership has the ability to meet the specific covenants and the Partnership was in compliance with the covenants as of June 30, 2013. As of June 30, 2013, the interest rate was 5.75% and the outstanding balance was $1,167,000.

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

In July 2013, the Company refinanced its $466,000 adjustable rate mortgage note payable on its 8-unit apartment located in Los Angeles, California for a new 30-year mortgage in the amount of $500,000.  The interest rate on the new loan is fixed at 3.50% per annum for the first five years and variable for the remaining of the term.  The note matures in July 2043.

In May 2013, the Company refinanced its $5,671,000 mortgage note payable on its 264-unit apartment building located in St. Louis, Missouri for a new 10-year mortgage in the amount of $6,045,000. The interest rate on the new loan is fixed at 4.05% per annum for ten years, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in May 2023.

In November 2012, the Company refinanced its $17,509,000 mortgage note payable on its 358-unit apartment building located in Las Colinas, Texas for a new 10-year mortgage in the amount of $19,500,000. The interest rate on the new loan is fixed at 3.73% per annum for ten years, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2022.  The Company received net proceeds of approximately $529,000 from the refinancing.

In September 2012, the Company refinanced its $388,000 adjustable rate mortgage note payable on its 2-unit apartment located in Los Angeles, California for a new 30-year fixed rate mortgage in the amount of $400,000.  The interest rate on the new loan is 4.25% per annum.  The note matures in September 2042.

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

In August 2012, the Company refinanced three mortgages on three properties located in Los Angeles, California with mortgage note payable balances totaling $1,243,000 for three new 30-year mortgages totaling $1,285,000.  The interest rate on the three loans is fixed at 4.25% for the first five years and variable thereafter, with monthly principal and interest payments based on a 30-year amortization schedule. The notes mature in September 2042.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$116,925,000	$2,509,000	$7,727,000	$42,970,000	$1,598,000	$1,669,000	$60,452,000
Other notes payable	1,595,000	1,392,000	60,000	45,000	51,000	47,000	-
Interest	31,228,000	5,794,000	5,353,000	3,375,000	2,792,000	2,713,000	11,201,000
Total	$149,748,000	$9,695,000	$13,140,000	$46,390,000	$4,441,000	$4,429,000	$71,653,000

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

We have audited the accompanying consolidated balance sheets of The InterGroup Corporation and its subsidiaries (the Company) as of June 30, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2013.  These consolidated financial statements are the responsibility of the Company’s Management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The InterGroup Corporation and its subsidiaries as of June 30, 2013 and 2012, and the consolidated  results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
September 18, 2013

THE INTERGROUP CORPORATION
CONSOLIDATED BALANCE SHEETS

As of June 30,	2013	2012

ASSETS
Investment in hotel, net	$41,728,000	$40,678,000
Investment in real estate, net	65,262,000	65,051,000
Investment in marketable securities	12,624,000	8,981,000
Other investments, net	15,280,000	15,661,000
Cash and cash equivalents	1,453,000	2,100,000
Restricted cash	2,448,000	1,977,000
Other assets, net	5,891,000	5,373,000

Total assets	$144,686,000	$139,821,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and other liabilities	$3,666,000	$3,628,000
Accounts payable and other liabilities - hotel	8,804,000	8,119,000
Due to securities broker	2,762,000	1,729,000
Obligations for securities sold	2,565,000	731,000
Other notes payable	1,595,000	2,072,000
Mortgage notes payable - hotel	43,413,000	44,321,000
Mortgage notes payable - real estate	73,512,000	70,654,000
Deferred income taxes	4,617,000	4,981,000
Total liabilities	140,934,000	136,235,000

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,363,361 and 3,346,588 issued; 2,361,835 and 2,347,596 outstanding, respectively	33,000	33,000
Additional paid-in capital	9,714,000	9,417,000
Retained earnings	9,899,000	10,614,000
Treasury stock, at cost, 1,001,526 and 998,992 shares	(11,813,000)	(11,757,000)
Total InterGroup shareholders' equity	7,833,000	8,307,000
Noncontrolling interest	(4,081,000)	(4,721,000)
Total shareholders' equity	3,752,000	3,586,000

Total liabilities and shareholders' equity	$144,686,000	$139,821,000

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2013	2012
Revenues:
Hotel	$46,565,000	$42,462,000
Real estate	15,474,000	14,537,000
Total revenues	62,039,000	56,999,000
Costs and operating expenses:
Hotel operating expenses	(38,635,000)	(33,465,000)
Real estate operating expenses	(8,529,000)	(7,885,000)
Depreciation and amortization expense	(4,577,000)	(4,446,000)
General and administrative expense	(1,949,000)	(1,844,000)

Total costs and operating expenses	(53,690,000)	(47,640,000)

Income from operations	8,349,000	9,359,000
Other income (expense):
Interest expense	(6,168,000)	(6,221,000)
Net loss on marketable securities	(856,000)	(4,444,000)
Net unrealized loss on other investments and derivatives	(216,000)	(436,000)
Impairment loss on other investments	(105,000)	(917,000)
Dividend and interest income	1,082,000	1,251,000
Trading and margin interest expense	(1,708,000)	(1,645,000)
Net other expense	(7,971,000)	(12,412,000)

Income (loss) before income taxes	378,000	(3,053,000)
Income tax benefit	247,000	1,481,000
Income (loss) from continuing operations	625,000	(1,572,000)
Discontinued operations:
Income from discontinued operations	-	59,000
Gain on the sale of real estate	-	1,710,000
Income tax expense	-	(868,000)
Income from discontinued operations	-	901,000
Net income (loss)	625,000	(671,000)
Less: Net income attributable to the noncontrolling interest	(1,340,000)	(1,656,000)
Net loss attributable to InterGroup	$(715,000)	$(2,327,000)

Net income (loss) per share from continuing operations
Basic	$0.27	$(0.66)
Diluted	$0.26	$(0.66)
Net income per share from discontinued operations
Basic	$-	$0.38
Diluted	$-	$0.38
Net loss per share attributable to InterGroup
Basic	$(0.30)	$(0.97)
Diluted	$(0.30)	$(0.97)

Weighted average number of common shares outstanding	2,354,990	2,389,659
Weighted average number of diluted common shares outstanding	2,407,128	2,389,659

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

			Additional			InterGroup		Total
	Common Stock		Paid-in	Retained	Treasury	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Earnings	Stock	Equity	Interest	Equity

Balance at June 30, 2011	3,322,172	$33,000	$9,371,000	$12,941,000	$(10,299,000)	$12,046,000	$(5,544,000)	$6,502,000

Net (loss) income	-	-	-	(2,327,000)	-	(2,327,000)	1,656,000	(671,000)

Issuance of stock	3,532	-	88,000	-	-	88,000	-	88,000

Conversion of RSU to stock	20,884	-	-	-	-	-	-	-

Stock options expense	-	-	241,000	-	-	241,000	-	241,000

Investment in Santa Fe	-	-	(239,000)	-	-	(239,000)	(232,000)	(471,000)

Investment in Portsmouth	-	-	(44,000)	-	-	(44,000)	(101,000)	(145,000)

Purchase of treasury stock	-	-	-	-	(1,458,000)	(1,458,000)	-	(1,458,000)

Distributions to noncontrolling interest		-	-	-	-	-	(500,000)	(500,000)

Balance at June 30, 2012	3,346,588	33,000	9,417,000	10,614,000	(11,757,000)	8,307,000	(4,721,000)	3,586,000

Net (loss) income	-	-	-	(715,000)	-	(715,000)	1,340,000	625,000

Issuance of stock	3,528	-	88,000	-	-	88,000	-	88,000

Issuance of stock related to stock options exercised	5,000	-	52,000	-	-	52,000	-	52,000

Conversion of RSU to stock	8,245	-	-	-	-	-	-	-

Stock options expense	-	-	324,000	-	-	324,000	-	324,000

Investment in Santa Fe	-	-	(105,000)	-	-	(105,000)	(51,000)	(156,000)

Investment in Portsmouth	-	-	(62,000)	-	-	(62,000)	(13,000)	(75,000)

Purchase of treasury stock	-	-	-	-	(56,000)	(56,000)	-	(56,000)

Distributions to noncontrolling interest		-	-	-	-	-	(600,000)	(600,000)

Dividends to noncontrolling interest		-	-	-	-	-	(36,000)	(36,000)

Balance at June 30, 2013	3,363,361	$33,000	$9,714,000	$9,899,000	$(11,813,000)	$7,833,000	$(4,081,000)	$3,752,000

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2013	2012
Cash flows from operating activities:
Net income (loss)	$625,000	$(671,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,577,000	4,471,000
Gain on sale of real estate	-	(1,710,000)
Net unrealized loss on marketable securities	1,003,000	1,816,000
Unrealized loss on other investments and derivative instruments	216,000	436,000
Impairment loss on other investments	105,000	917,000
Gain on insurance recovery	(404,000)	-
Stock compensation expense	412,000	329,000
Changes in assets and liabilities:
Investment in marketable securities	(4,646,000)	8,641,000
Other assets, net	(536,000)	(732,000)
Accounts payable and other liabilities	723,000	7,000
Due to securities broker	1,033,000	(7,725,000)
Obligations for securities sold	1,834,000	57,000
Deferred taxes	(364,000)	(613,000)
Net cash provided by operating activities	4,578,000	5,223,000

Cash flows from investing activities:
Proceeds from sale of real estate	-	4,111,000
Investment in hotel, net	(3,486,000)	(2,818,000)
Investment in real estate, net	(1,930,000)	(293,000)
Other investments, net	60,000	271,000
Investment in Santa Fe	(156,000)	(471,000)
Investment in Portsmouth	(75,000)	(145,000)
Change in restricted cash	(471,000)	171,000
Net cash (used in) provided by investing activities	(6,058,000)	826,000

Cash flows from financing activities:
Distributions and dividends to noncontrolling interest	(636,000)	(500,000)
Borrowings from mortgage notes payable	39,240,000	2,095,000
Principal payments on mortgage notes payable	(37,290,000)	(4,736,000)
Payments on other notes payable	(477,000)	(714,000)
Purchase of treasury stock	(56,000)	(1,458,000)
Proceeds from exercise of options	52,000	-
Net cash provided by (used in) financing activities	833,000	(5,313,000)

Net (decrease) increase in cash and cash equivalents	(647,000)	736,000
Cash and cash equivalents at the beginning of the year	2,100,000	1,364,000
Cash and cash equivalents at the end of the year	$1,453,000	$2,100,000

Supplemental information:
Income tax paid	$327,000	$159,000
Interest paid	$6,803,000	$6,830,000

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

As of June 30, 2013, the Company had the power to vote 84.5% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

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

Due to the temporary closing of the Hotel to undergo major renovations from May 2005 until January 2006 to transition and reposition the Hotel from a Holiday Inn to a Hilton, and the substantial depreciation and amortization expenses resulting from the renovations and operating losses incurred as the Hotel ramped up operations after reopening, Justice has recorded net losses. These losses were anticipated and planned for as part of the Partnership’s renovation and repositioning plan for Hotel and management considers those net losses to be temporary. The Hotel has been generating positive cash flows from operations since June 2006. For the fiscal years ended June 30, 2013 and 2012, the Partnership generated net income of $2,864,000 and $3,913,000, respectively. Hotel operations improved significantly during the last two fiscal years and depreciation and amortization expenses decreased as many of the furniture and fixture improvements from the renovation of the Hotel reached full deprecation during the fiscal 2011.

Management believes that the revenues expected to be generated from the operations of the hotel, garage and leases will be sufficient to meet all of the Partnership’s current and future obligations and financial requirements. Management also believes that there is significant value in the Hotel to support additional borrowings, if necessary.

In addition to the operations of the Hotel, the Company also generates income from the ownership of real estate. Properties include apartment complexes, commercial real estate, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. The Company’s residential rental properties are managed by three professional third party property management companies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Santa Fe. All significant inter-company transactions and balances have been eliminated.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2013 and 2012.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2013 and 2012.

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

Other Investments, Net

Other investments include non-marketable securities (carried at cost, net of any impairments loss), non –marketable warrants (carried at fair value) and certain convertible preferred securities, received in exchange for debt instruments, carried at a book basis, initially determined using the estimated fair value on the exchange date. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2013 and 2012, the Company recorded impairment losses related to other investments of $105,000 and $917,000, respectively.  As of June 30, 2013 and 2012, the allowance for impairment losses was $4,626,000 and $4,521,000, respectively.

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

Accounts receivable from the Hotel and rental property customers are carried at cost less an allowance for doubtful accounts that is based on management’s assessment of the collectability of accounts receivable. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers. As of June 30, 2013 and 2012, the balance of allowance for doubtful accounts was $19,000  and $37,000, respectively.

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

Revenue Recognition

Room revenue is recognized on the date upon which a guest occupies a room and/or utilizes the Hotel’s services. Food and beverage revenues are recognized upon delivery. Garage revenue is recognized when a guest uses the garage space. The Company records a liability for payments collected in advance of revenue recognition.  This liability is included in Accounts payable and other liabilities.

Revenue recognition from apartment rentals commences when an apartment unit is placed in service and occupied by a rent-paying tenant. Apartment units are leased on a short-term basis, with no lease extending beyond one year.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $419,000 and $415,000 for the years ended June 30, 2013 and 2012, respectively.

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

Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income (loss) per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options and restricted stock units (RSUs). As of June 30, 2013, the Company had 52,138 stock options and RSUs that were considered potentially dilutive common shares. As of June 30, 2012, the Company had 47,255 stock options and RSUs that were considered potentially dilutive common shares. The basic and diluted earnings per share were the same for the year ended June 30, 2012 because the Company had a net loss from continuing operations.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 changes the way other comprehensive income (“OCI”) appears within the financial statements. Companies will be required to show net income, OCI and total comprehensive income in one continuous statement or in two separate but consecutive statements. Components of OCI may no longer be presented solely in the statement of changes in shareholders’ deficit. ASU 2011-05 was effective for the Company beginning July 1, 2012. For the year ended June 30, 2013 and 2012, the Company had no components of Comprehensive Income other than net income itself.

In September 2011, the FASB issued ASU No. 2011-09, Compensation - Retirement Benefits - Multiemployer
Plans (Subtopic 715-80) - Disclosures about an Employer's Participation in a Multiemployer Plan, which requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures in order to provide more information about an employer's involvement in multiemployer pension plans. Although the majority of the amendments in this ASU apply only to multiemployer pension plans, there are also amendments that require changes in disclosures for multiemployer plans that provide postretirement benefits other than pensions. The Company adopted this ASU on June 30, 2012. This ASU impacted the Company's disclosures only and did not have any impact on the Company's financial position, results of operations, or cash flows. The disclosures required by this ASU are presented in Note 19 and Note 20 to the financial statements.

NOTE 2 - JUSTICE INVESTORS

On July 14, 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5” which was codified into ASC Topic 910-810, “Real Estate – General – Consolidation”, to amend the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9) to be consistent with the consensus in Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” which was codified into ASC 810-20, “Consolidation”, eliminated the concept of “important rights”(ASC Topic 970-810) and replaces it with the concepts of “kick out rights” and “substantive participating rights”. In accordance with guidance set forth in ASC Topic 970-20, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights and has consolidated the financial statements of Justice with those of the Company effective as of July 1, 2006. For the years ended June 30, 2013 and 2012, the results of operations for Justice were consolidated with those of the Company.

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

Concurrent with the Amendment to the Limited Partnership Agreement, a new General Partner Compensation Agreement (the “Compensation Agreement”) was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreement for the general partners of Justice Investors. Pursuant to the Compensation Agreement, the general partners of Justice will be entitled to receive an amount equal to 1.5% of the gross annual revenues of the Partnership (as defined), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. In no event shall the annual compensation be less than a minimum base of approximately $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for its services as managing general partner of Justice and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base, will be payable in equal fifty percent (50%) shares to Portsmouth and Evon.

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2013	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	22,271,000	(19,310,000)	2,961,000
Building and improvements	58,875,000	(22,846,000)	36,029,000
	$83,884,000	$(42,156,000)	$41,728,000

		Accumulated	Net Book
June 30, 2012	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	20,856,000	(18,185,000)	2,671,000
Building and improvements	56,909,000	(21,640,000)	35,269,000
	$80,503,000	$(39,825,000)	$40,678,000

The Partnership leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases was $2,131,000 at June 30, 2013 and 2012. The accumulated depreciation on capital leases was $1,930,000 and $1,668,000 as of June 30, 2013 and 2012, respectively.

NOTE 4 - INVESTMENT IN REAL ESTATE, NET

At June 30, 2013, the Company's investment in real estate consisted of twenty-three properties located throughout the United States. These properties include eighteen apartment complexes, two single-family houses as strategic investments, and two commercial real estate properties. The Company also owns two unimproved real estate properties located in Austin, Texas and Maui, Hawaii.

Investment in real estate included the following:

As of June 30,	2013	2012
Land	$25,781,000	$25,781,000
Buildings, improvements and equipment	73,453,000	71,119,000
Accumulated depreciation	(33,972,000)	(31,849,000)
	$65,262,000	$65,051,000

Depreciation expense from continuing operations for the years ended June 30, 2013 and 2012, was $2,123,000 and $2,086,000, respectively.

NOTE 5 – PROPERTY HELD FOR SALE AND DISCONTINUED OPERATIONS

As of June 30, 2013, the Company did not have any properties that were classified as held for sale.

In January 2012, the Company sold its 24-unit apartment complex located in Los Angeles, California for $4,370,000. The Company realized a gain on the sale of real estate of $1,710,000 and received net proceeds of $4,111,000 from the sale after selling costs. The Company paid off the related mortgage note payable balance of $1,504,000.

The gain on the sale of real estate and the revenues and expenses from the operation of the property that was sold in fiscal year 2012 is reported as income from discontinued operations in the consolidated statements of operations for the respective period. The revenues and expenses are summarized as follows:

For the years ended June 30,	2012
Revenues	$208,000
Expenses	(149,000)
Income from discontinued operations	$59,000

NOTE 6 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also  periodically invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

At June 30, 2013 and 2012, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value

As of June 30, 2013
Corporate Equities	$11,314,000	$3,391,000	$(2,081,000)	$1,310,000	$12,624,000

As of June 30, 2012
Corporate Equities	$7,181,000	$3,797,000	$(1,997,000)	$1,800,000	$8,981,000

As of June 30, 2013 and 2012, the Company had $1,670,000 and $1,507,000, respectively, of unrealized losses related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the years ended June 30, 2013 and 2012, respectively.

For the year ended June 30,	2013	2012
Realized gain (loss) on marketable securities	$147,000	$(2,628,000)
Unrealized loss on marketable securities	(1,003,000)	(1,816,000)

Net loss on marketable securities	$(856,000)	$(4,444,000)

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

Other investments, net consist of the following:

Type	June 30, 2013	June 30, 2012
Preferred stock - Comstock, at cost	$13,231,000	$13,231,000
Private equity hedge fund, at cost	1,774,000	1,879,000
Corporate debt and equity instruments, at cost	269,000	269,000
Warrants - at fair value	6,000	282,000
	$15,280,000	$15,661,000

On October 20, 2010, as part of a debt restructuring of one of its investments, the Company exchanged approximately $13,231,000 in notes, convertible notes and debt instruments that it held in Comstock Mining, Inc. (“Comstock” – now NYSE MKT: LODE) for 13,231 shares ($1,000 stated value) of newly created 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) of Comstock. Prior to the exchange, those notes and convertible debt instruments had a carrying value of $1,809,000, net of impairment adjustments. The Company accounted for the transaction as an exchange of its debt securities and recorded the new instruments (A-1 Preferred) received based on their fair value. The Company estimated the fair value of the A-1 Preferred at $1,000 per share, which was the stated value of the instrument, for a total of $13,231,000. The fair value of the A-1 Preferred had a similar value to the Series B preferred stock financing (stated value of $1,000 per share) by which Comstock concurrently raised $35.7 million in new capital from other investors in October 2010. The Company recorded an unrealized gain during fiscal year 2011 of $11,422,000 related to the preferred stock received in exchange for debt as part of the debt restructuring.

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

As of June 30, 2013 and 2012, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $400,000 as of June 30, 2013 and 2012 and a fair value of $6,000 and $282,000 as of June 30, 2013 and 2012, respectively. During the year ended June 30, 2013 and 2012, the Company had an unrealized loss of $276,000 and $467,000, respectively, related to these warrants.

NOTE 8 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities, due to securities broker and obligations for securities sold) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).
The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2013	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market	$3,000	$-	$-	$3,000
Restricted cash	2,448,000	-	-	2,448,000
Other investments - warrants		-	6,000	6,000
Investment in marketable securities:
Basic materials	4,733,000	-	-	4,733,000
Technology	2,698,000	-	-	2,698,000
Financial services	2,261,000	-	-	2,261,000
REITs and real estate companies	878,000	-	-	878,000
Other	2,054,000	-	-	2,054,000
	12,624,000	-	-	12,624,000
	$15,075,000	$-	$6,000	$15,081,000

As of June 30, 2012	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market	$3,000	$-	$-	$3,000
Restricted cash	1,977,000	-	-	1,977,000
Other investments - warrants		-	282,000	282,000
Investment in marketable securities:
Basic materials	4,706,000	-	-	4,706,000
Technology	1,203,000	-	-	1,203,000
REITs and real estate companies	866,000	-	-	866,000
Financial services	743,000	-	-	743,000
Other	1,463,000	-	-	1,463,000
	8,981,000	-	-	8,981,000
	$10,961,000	$-	$282,000	$11,243,000
Liabilities:
Interest rate swap	$-	$60,000	$-	$60,000

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

					Net loss for the year
Assets	Level 1	Level 2	Level 3	June 30, 2013	ended June 30, 2013

Other non-marketable investments	$-	$-	$15,274,000	$15,274,000	$(105,000)

					Net loss for the year
Assets	Level 1	Level 2	Level 3	June 30, 2012	ended June 30, 2012

Other non-marketable investments	$-	$-	$15,379,000	$15,379,000	$(917,000)

Other investments in non-marketable securities are carried at cost net of any impairment loss. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. When determining the fair value of these investments on a non-recurring basis, the Company uses valuation techniques such as the market approach and the unobservable inputs include factors such as conversion ratios and the stock price of the underlying convertible instruments. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

NOTE 9 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2013	2012
Accounts receivable, net	$1,957,000	$1,641,000
Prepaid expenses	581,000	945,000
Inventory - hotel	918,000	907,000
Miscellaneous assets, net	2,435,000	1,880,000

Total other assets	$5,891,000	$5,373,000

Amortization expense of loan fees and franchise costs for the years ended June 30, 2013 and 2012 was $72,000 for each year.

NOTE 10 – OTHER NOTES PAYABLE

The Partnership had a $2,500,000 unsecured revolving line of credit facility with a bank that was to mature on April 30, 2010. Effective April 29, 2010, the Partnership obtained a modification from the bank which converted its revolving line of credit facility to a term loan.

The modification provides that Justice will pay the $2,500,000 balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan calls for monthly principal and interest payments, calculated on a six-year amortization schedule, with interest only from May 1, 2010 to August 31, 2010. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The modification provides for new financial covenants that include specific financial ratios and a return to minimum profitability after June 30, 2011. Management believes that the partnership has the ability to meet the specific covenants. The Partnership was in compliance with the covenants as of June 30, 2013 and 2012. The loan continues as unsecured. The Partnership made additional principal payments totaling $124,000 in fiscal year 2012. The outstanding balance was $1,167,000 and $1,702,000 as of June 30, 2013 and 2012 respectively; the interest rate was 5.75% as of June 30, 2013.

The Partnership has short-term financing agreements with a financial institution for the payment of its general, property, and workers’ compensation insurance. The notes payable under these financing agreements bear interest at 4% per annum and payable in equal monthly installments (principal and interest) through July 2013. The notes payable at June 30, 2013 and 2012, were $71,000 and $61,000, respectively.

As of June 30, 2013 and 2012, the Company had other notes payable and capital lease obligations outstanding of $370,000 and $309,000, respectively, which were included in Other Notes Payable.

During the year, Justice entered into a financing agreement with Ace Parking Management, Inc. to purchase equipment.  The note bears 11.5% interest and is payable in equal monthly installments (principal and interest) through April 2018.  As of June 30, 2013, the note payable balance was $219,000.

NOTE 11 - MORTGAGE NOTES PAYABLE

Mortgage notes payable secured by real estate and hotel as of June 30, 2013 and 2012 are summarized as follows:

	As of June 30, 2013

	Number	Note		Note
Property	of Units	Origination Date		Maturity Date		Mortgage Balance	Interest Rate

SF Hotel	543 rooms	July	2005	August	2015	$26,043,000	5.22%
SF Hotel	543 rooms	March	2005	August	2015	17,370,000	6.42%

		Mortgage notes payable – hotel				$43,413,000

Austin	249	June	2003	July	2023	$6,694,000	5.46%
Florence	157	June	2005	July	2014	3,802,000	4.96%
Las Colinas	358	November	2012	December	2022	19,326,000	3.73%
Morris County	151	July	2012	July	2022	10,556,000	3.51%
St. Louis	264	May	2013	May	2023	6,045,000	4.05%
Los Angeles	4	September	2012	September	2042	390,000	4.25%
Los Angeles	2	September	2012	September	2042	395,000	4.25%
Los Angeles	1	August	2012	September	2042	425,000	4.25%
Los Angeles	31	January	2010	December	2020	5,570,000	4.85%
Los Angeles	30	August	2007	September	2022	6,505,000	5.97%
Los Angeles	27	November	2010	December	2020	3,138,000	4.85%
Los Angeles	14	April	2011	March	2021	1,805,000	5.89%
Los Angeles	12	December	2011	January	2022	2,045,000	4.25%
Los Angeles	9	April	2011	May	2021	1,447,000	5.60%
Los Angeles	9	April	2011	March	2021	1,230,000	5.89%
Los Angeles	8	May	2001	November	2029	466,000	2.49%
Los Angeles	7	August	2012	September	2042	967,000	3.85%
Los Angeles	4	August	2012	September	2042	661,000	3.85%
Los Angeles	1	September	2012	September	2042	453,000	4.25%
Los Angeles	Office	March	2009	March	2014	1,036,000	5.02%
Los Angeles	Office	September	2000	December	2013	556,000	6.00%

		Mortgage notes payable - real estate				$73,512,000

	As of June 30, 2012

	Number	Note		Note
Property	of Units	Origination Date		Maturity Date		Mortgage Balance	Interest Rate

SF Hotel	543 rooms	July	2005	August	2015	$26,599,000	5.22%
SF Hotel	543 rooms	March	2005	August	2015	17,722,000	6.42%

		Mortgage notes payable - hotel				$44,321,000

Austin	249	June	2003	July	2023	$6,872,000	5.46%
Florence	157	June	2005	July	2014	3,878,000	4.96%
Las Colinas	358	April	2004	May	2013	17,671,000	4.99%
Morris County	151	April	2003	May	2013	9,010,000	5.43%
St. Louis	264	May	2008	May	2013	5,770,000	4.95%
Los Angeles	4	September	2000	August	2030	381,000	7.59%
Los Angeles	2	January	2002	January	2032	388,000	6.45%
Los Angeles	1	February	2001	December	2030	417,000	8.44%
Los Angeles	31	January	2010	December	2020	5,660,000	4.85%
Los Angeles	30	August	2007	September	2022	6,605,000	5.97%
Los Angeles	27	November	2010	December	2020	3,189,000	4.85%
Los Angeles	14	April	2011	March	2021	1,829,000	5.89%
Los Angeles	12	December	2011	January	2022	2,081,000	4.25%
Los Angeles	9	April	2011	May	2021	1,467,000	5.60%
Los Angeles	9	April	2011	March	2021	1,247,000	5.89%
Los Angeles	8	May	2001	November	2029	486,000	2.49%
Los Angeles	7	November	2003	December	2018	945,000	6.38%
Los Angeles	4	November	2003	December	2018	643,000	6.38%
Los Angeles	1	October	2003	November	2033	445,000	4.50%
Los Angeles	Office	March	2009	March	2014	1,078,000	5.02%
Los Angeles	Office	September	2000	December	2013	592,000	6.00%

		Mortgage notes payable - real estate				$70,654,000

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

In May 2013, the Company refinanced its $5,671,000 mortgage note payable on its 264-unit apartment building located in St. Louis, Missouri for a new 10-year mortgage in the amount of $6,045,000. The interest rate on the new loan is fixed at 4.05% per annum for ten years, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in May 2023.

In November 2012, the Company refinanced its $17,509,000 mortgage note payable on its 358-unit apartment building located in Las Colinas, Texas for a new 10-year mortgage in the amount of $19,500,000. The interest rate on the new loan is fixed at 3.73% per annum for ten years, with monthly principal and interest payments based on a 30-year amortization schedule. The note matures in December 2022. The Company received net proceeds of approximately $529,000 from the refinancing.

In September 2012, the Company refinanced its $388,000 adjustable rate mortgage note payable on its 2-unit apartment located in Los Angeles, California for a new 30-year fixed rate mortgage in the amount of $400,000. The interest rate on the new loan is 4.25% per annum. The note matures in September 2042.

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

In August 2012, the Company refinanced three mortgages on three properties located in Los Angeles, California with mortgage note payable balances totaling $1,243,000 for three new 30-year mortgages totaling $1,285,000. The interest rate on the three loans is fixed at 4.25% for the first five years and variable thereafter, with monthly principal and interest payments based on a 30-year amortization schedule. The notes mature in September 2042.

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

Future minimum payments for all notes payable are as follows:

For the year ending June 30,
2014	$3,901,000
2015	7,787,000
2016	43,015,000
2017	1,649,000
2018	1,716,000
Thereafter	60,452,000
$118,520,000

NOTE 12 – GARAGE OPERATIONS

The parking garage is operated by Ace Parking Management, Inc. (“Ace Parking”) for the Partnership pursuant to a Parking Facilities Management Agreement (the “Parking Agreement”). The initial term of the Parking Agreement was to expire on October 31, 2010, with an option to renew for another five-year term. Garage revenue is included as part of hotel revenue.  For the year ended June 30, 2013 and 2012, garage revenue was $2,786,000 and $2,765,000, respectively

On October 31, 2010, the Partnership and Ace Parking entered into an amendment of the Parking Agreement to extend the term for a period of sixty two (62) months, commencing on November 1, 2010 and terminating December 31, 2015, subject to either party’s right to terminate the agreement without cause on ninety (90) days written notice. The monthly management fee of $2,000 and the accounting fee of $250 remain the same, but the amendment modified how the Excess Profit Fee to be paid to Ace Parking would be calculated.

The amendment provides that, if net operating income (NOI) from the garage operations exceeds $1,800,000 but is less than $2,000,000, then Ace Parking will be entitled to an Excess Profit Fee of one percent (1%) of the total annual NOI. If the annual NOI is $2,000,000 or higher, Ace Parking will be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI.  The garage’s NOI exceeded the annual NOI of $2,000,000 for the years ended June 30, 2013 and 2012.

Base Management and incentive fees to Ace Parking amounted to $44,000 and $52,000 during the years ended June 30, 2013 and 2012 .

NOTE 13 – MANAGEMENT AGREEMENT

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. The agreement is effective for a term of ten years, unless the agreement is extended or earlier terminated as provided in the agreement. Under the management agreement, the Partnership is required to pay the base management fees of up to 2.5% of gross operating revenues of the Hotel (i.e., room, food and beverage, and other operating departments) for the fiscal year. Of that amount, 1.75% of the gross operating revenues are paid monthly. The balance or 0.75% is paid only to the extent that the partially adjusted net operating income (net operating income less capital expenditures) for the fiscal year exceeds the amount of the Hotel’s return for the fiscal year. The base management fee was limited to 1.75% as of and for the years ended June 30, 2013 and 2012. Prism is also entitled to an incentive management fee (not to exceed 4% in total) if certain milestones are accomplished. No incentive fees were paid during the years ended June 30, 2013 and 2012. Management fees paid to Prism during the years ended June 30, 2013 and 2012 were $754,000 and $626,000, respectively.

NOTE 14 – CONCENTRATION OF CREDIT RISK

Travel agents and airlines made up 30% or $595,000 and 20% or $332,000 of accounts receivable at June 30, 2013 and 2012, respectively. The Hotel had one customer who accounted for 27% or $525,000 of accounts receivable at June 30, 2013. The Hotel had two customers who accounted for 7% or $122,000 of accounts receivable at June 30, 2012.

NOTE 15 – INCOME TAXES

The provision for the Company’s income tax benefit (expense) is comprised of the following:

For the years ended June 30,	2013	2012
	Continuing	Continuing	Discontinued
	Operations	Operations	Operations	Total
Federal
Current tax expense	$(62,000)	$(284,000)	$-	$(284,000)
Deferred tax benefit (expense)	183,000	1,847,000	(799,000)	1,048,000
	121,000	1,563,000	(799,000)	764,000
State
Current tax expense	(54,000)	(97,000)	(12,000)	(109,000)
Deferred tax benefit (expense)	180,000	15,000	(57,000)	(42,000)
	126,000	(82,000)	(69,000)	(151,000)
	$247,000	$1,481,000	$(868,000)	$613,000

The provision for income taxes from continuing operations differs from the amount of income tax computed by applying the federal statutory income tax rate to loss before taxes as a result of the following differences:

For the years ended June 30,	2013	2012

Statutory federal tax rate	$(129,000)	$(1,236,000)
State income taxes, net of federal tax benefit	69,000	(44,000)
Dividend received deduction	255,000	(292,000)
Noncontrolling interest	450,000	(635,000)
Valuation allowance	(397,000)	547,000
Other	(1,000)	179,000
	$247,000	$(1,481,000)

The components of the deferred tax asset and liabilities are as follows:

	June 30, 2013	June 30, 2012
Deferred tax assets:
Net operating loss carryforwards	$8,625,000	$8,980,000
Capital loss carryforwards	896,000	192,000
Investment impairment reserve	1,541,000	2,049,000
Accruals and reserves	886,000	668,000
Valuation allowance	(1,695,000)	(1,298,000)
	10,253,000	10,591,000
Deferred tax liabilities:
Deferred gains on real estate sale	(9,612,000)	(9,648,000)
Unrealized gains on marketable securities	(3,804,000)	(4,254,000)
Depreciation and amortization	528,000	(315,000)
Equity earnings	(1,816,000)	(1,266,000)
State taxes	(166,000)	(89,000)
	(14,870,000)	(15,572,000)
Net deferred tax liability	$(4,617,000)	$(4,981,000)

As of June 30, 2013, the Company had estimated net operating losses (NOLs) of $22,253,000 and $13,827,000 for federal and state purposes, respectively. Below is the break-down of the NOLs for Intergroup, Santa Fe and Portsmouth. The carryforward expires in varying amounts through the year 2023.

	Federal	State
InterGroup	$4,786,000	$1,728,000
Santa Fe	6,767,000	3,271,000
Portsmouth	10,700,000	8,828,000
	$22,253,000	$13,827,000

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2009 through 2012 tax years. State income tax returns are subject to examination for the 2008 through 2012 tax years.

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

As of June 30, 2013, there were no uncertain tax positions. Management does not anticipate any future adjustments in the next twelve months which would result in a material change to its tax position. For the years ended June 30, 2013 and 2012, the Company did not have any interest and penalties.

NOTE 16 – SEGMENT INFORMATION

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

Information below represents reported segments for the years ended June 30, 2013 and 2012. Segment income from Hotel operations consists of the operation of the hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Loss from investments consists of net investment loss, dividend and interest income and investment related expenses.

As of and for the year	Hotel	Real Estate	Investment			Discontinued
ended June 30, 2013	Operations	Operations	Transactions	Other	Subtotal	Operations	Total
Revenues	$46,565,000	$15,474,000	$-	$-	$62,039,000	$-	$62,039,000
Segment operating expenses	(38,635,000)	(8,529,000)	-	(1,949,000)	(49,113,000)	-	(49,113,000)
Segment income (loss) from operations	7,930,000	6,945,000	-	(1,949,000)	12,926,000		12,926,000
Interest expense	(2,612,000)	(3,556,000)	-	-	(6,168,000)	-	(6,168,000)
Depreciation and amortization expense	(2,454,000)	(2,123,000)	-	-	(4,577,000)	-	(4,577,000)
Loss from investments	-	-	(1,803,000)	-	(1,803,000)	-	(1,803,000)
Income tax benefit	-	-	-	247,000	247,000	-	247,000
Net income (loss)	$2,864,000	$1,266,000	$(1,803,000)	$(1,702,000)	$625,000	$-	$625,000
Total assets	$41,728,000	$65,262,000	$27,904,000	$9,792,000	$144,686,000	$-	$144,686,000

As of and for the year	Hotel	Real Estate	Investment			Discontinued
ended June 30, 2012	Operations	Operations	Transactions	Other	Subtotal	Operations	Total
Revenues	$42,462,000	$14,537,000	$-	$-	$56,999,000	$208,000	$57,207,000
Segment operating expenses	(33,465,000)	(7,885,000)	-	(1,844,000)	(43,194,000)	(102,000)	(43,296,000)
Segment income (loss) from operations	8,997,000	6,652,000	-	(1,844,000)	13,805,000	106,000	13,911,000
Gain on sale of real estate	-	-	-	-	-	1,710,000	1,710,000
Interest expense	(2,724,000)	(3,497,000)	-	-	(6,221,000)	(22,000)	(6,243,000)
Depreciation and amortization expense	(2,360,000)	(2,086,000)	-	-	(4,446,000)	(25,000)	(4,471,000)
Loss from investments	-	-	(6,191,000)	-	(6,191,000)	-	(6,191,000)
Income tax benefit (expense)	-	-	-	1,481,000	1,481,000	(868,000)	613,000
Net income (loss)	$3,913,000	$1,069,000	$(6,191,000)	$(363,000)	$(1,572,000)	$901,000	$(671,000)
Total assets	$40,678,000	$65,051,000	$24,642,000	$9,450,000	$139,821,000	$-	$139,821,000

NOTE 17 – STOCK-BASED COMPENSATION PLANS

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

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30, which is 100% of the fair market value of the Company’s Common Stock as determined by reference to the closing price of the Company’s Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Incentive Plan. The options shall be subject to both time and performance based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2013, all the performance vesting requirements have been met.

In July 2011, an officer of the Company was awarded 5,000 stock options with an exercise price of $24.92, with 1,000 options vesting each year for the next five years and expiring ten years from the date of grant.

In February 2012, the Compensation Committee awarded 90,000 stock options to the Company’s Chairmen, President and Chief Executive, John V. Winfield to purchase up to 90,000 shares of common stock. The exercise price of the options is $19.77 which is the fair value of the Company’s Common Stock as reported on NASDAQ on February 28, 2012. The options expire ten years from the date of grant. The options are subject to both time and performance based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the performance vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2013, only 18,000 of these options have met the performance vesting requirements.

In June 2013, an officer of the Company exercised 5,000 stock options with an exercise price of $10.30.  The company received cash proceeds of $52,000 related to the stock option exercise.  The intrinsic value of the stock options exercised was $53,000.

There were no stock options granted during the year ended June 30, 2013.

During the years ended June 30, 2013 and 2012, the Company recorded stock option compensation expense of $324,000 and $241,000, respectively, related to stock options previously issued. As of June 30, 2013, there was a total of $337,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average of 3 years.

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

The following table summarizes the stock options activity from June 30, 2011 through June 30, 2013:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value
Oustanding at	June 30, 2011	162,000	$11.02	6.48 years	$2,252,000
Granted		95,000	20.04
Exercised		-	-
Forfeited		-	-
Exchanged		(15,000)	13.72
Oustanding at	June 30, 2012	242,000	$14.55	7.46 years	$2,050,000
Exercisable at	June 30, 2012	87,000	$11.48	4.92 years	$1,171,000
Vested and Expected to vest at	June 30, 2012	242,000	$14.55	7.46 years	$2,050,000

Oustanding at	June 30, 2012	242,000	$14.55	7.46 years	$2,050,000
Granted		-
Exercised		(5,000)	10.30
Forfeited		-	-
Exchanged		(15,000)	9.52
Oustanding at	June 30, 2013	222,000	$14.98	3.87 years	$1,353,000
Exercisable at	June 30, 2013	105,000	$13.01	1.86 years	$838,000
Vested and Expected to vest at	June 30, 2013	222,000	$14.98	3.87 years	$1,353,000

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

For the years ended June 30, 2013 and 2012, the four non-employee directors of the Company received a total grant of 3,528 and 3,532 shares of Common Stock pursuant to the 2007 Stock Plan, respectively.

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

The table below summarizes the RSUs granted and outstanding.

			Weighted Average
			Grant Date
		Number of RSUs	Fair Value
RSUs outstanding as of	June 30, 2011	20,884	$16.14

Granted		8,245	$24.94
Converted to common stock		(20,884)	$16.14

RSUs outstanding as of	June 30, 2012	8,245	$24.94

Granted		8,195	$20.99
Converted to common stock		(8,245)	$24.94

RSUs outstanding as of	June 30, 2013	8,195	$20.99

During the year ended June 30, 2013 and 2012, no additional compensation expense was recognized related to the exchange of previously issued stock options to RSUs as the fair market value of the options immediately prior to the exchanges, approximated the fair value of the RSUs on the date of issuance. During the year ended June 30, 2013, 15,000 stock options were exchanged for 8,195 RSUs. During the year ended June 30, 2012, 15,000 stock options were exchanged for 8,245 RSUs.

NOTE 18 – RELATED PARTY TRANSACTIONS

In December 2012, Justice declared a limited partnership distribution in the amount of $1,200,000, of which Portsmouth received $600,000. In December 2011, Justice declared a limited partnership distribution in the aggregate amount of $1,000,000, of which Portsmouth received $500,000. Both of the amounts received by Portsmouth were eliminated in consolidation.

During the year ended June 30, 2013 and 2012, the Company received management fees from Justice Investors totaling $401,000 and $366,000, respectively. These amounts were eliminated in consolidation.

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

In fiscal year ended June 30, 2004, the disinterested members of the respective Boards of Directors of the Company and its subsidiaries, Santa Fe and Portsmouth, established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio. Pursuant to the current criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2%. Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be further modified or terminated at the discretion of the respective Boards of Directors. The Company’s CEO did not earn any performance based compensation for the years ended June 30, 2013 and 2012.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Administrative Fees–General Partners

During each of the years ended June 30, 2013 and 2012, the general partners of Justice were paid a total of $620,000 and $562,000, respectively. The total amount paid represents the minimum base compensation of $285,000 each year plus $335,000 and $277,000 respectively, based upon the agreement.

Franchise Agreements

The Partnership entered into a Franchise License agreement (the License agreement) with the Hilton Hotels Corporation (Hilton) on December 10, 2004. The term of the License agreement is for a period of 15 years commencing on the opening date, with an option to extend the license agreement for another five years, subject to certain conditions.

Beginning on the opening date in January 2006, the Partnership paid monthly royalty fees for the first two years of three percent (3%) of the Hotel’s gross room revenue for the preceding calendar month; the third year was at four percent (4%) of the Hotel’s gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel’s gross room revenue. The Partnership also pays a monthly program fee of four percent (4%) of the Hotel’s gross revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. Franchise fees for the years ended June 30, 2013 and 2012 were $3,374,000 and $3,008,000, respectively.

The Partnership also pays Hilton a monthly information technology recapture charge of 0.75% of the Hotel’s gross revenues. Due to the difficult economic environment, Hilton agreed to reduce its information technology fees to 0.65%. For the years ended June 30, 2013 and 2012, those charges were $236,000 and $214,000, respectively.

Property Management Agreement

Effective June 17, 2013, InterGroup entered into an unrelated third party Property Management Agreement with R & K Interests, Inc., doing business as Investors' Property Services (“IPS”) to provide property management services for all of the Company's rental properties located outside the state of California .  The properties subject to the agreement are the Company's apartment complexes located in Las Colinas TX, Austin TX, St. Louis MO, Parsippany NJ and Florence KY.   Subject to its other terms and conditions, the agreement is for consecutive one (1) year renewable terms but may be terminated by the parties upon thirty (30) days advance written notice. The agreement provides for compensation to IPS of 2.8% of the gross income from operations of the properties (as defined) as a property management fee and certain other fees as set forth in the agreement for any additional services.

Effective July 1, 2013, InterGroup also entered into an Asset Management Agreement with Delta Alliance Capital Management, LLC, to provide asset management services covering all of the Company's rental properties and its two commercial buildings.  Delta Alliance is a related firm to IPS.  Delta Alliance was formed to acquire commercial real estate holdings and assist and advise clients in monitoring the operations of similar real estate holdings. Subject to its other terms and conditions, the agreement is for consecutive one (1) year renewable terms but may be terminated by the parties upon thirty (30) days advance written notice. The agreement provides for compensation to Delta Alliance of 0.5% of the gross income from operations of all the properties as an asset management fee.

Employees

As of June 30, 2013, InterGroup had eight full-time employees. The employees of the Company are not part of any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

As of June 30, 2013, the Partnership had approximately 244 employees. Approximately 80% of those employees were represented by one of three labor unions, and their terms of employment were determined under a collective bargaining agreement (CBA) to which the Partnership was a party.  During the year ended June 30, 2013, the Partnership continued under an existing CBA for the Local 2 (Hotel and Restaurant Employees).  As of June 30, 2013, the CBA for Local 856 (International Brotherhood of Teamsters) has expired and is currently under renegotiation.  Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment but scope and coverage of employees, is a regular and expected course of business operations for the Partnership.

The Partnership expects and anticipates that the terms of conditions of CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of the each CBA, and incorporates these principles into its operating and budgetary practices.

Legal Matters

In August 2012, two current and four former employees of the Hotel commenced a putative wage and hour class action against the Partnership. The Complaint alleged that the Partnership failed to provide compliant meal periods, failed to authorize and permit compliant rest periods, failed to pay all regular and overtime wages due, failed to provide accurate itemized wage statements, and failed to pay all wages owed upon termination of employment.

In February 2013, the Partnership agreed to settle the class action lawsuit for $525,000. The amount was accrued as of June 30, 2013 and is included as part of “Accounts payable and accrued liabilities” in the Balance Sheets. Prism Hotels L.P. agreed to reimburse the Partnership for 50% of the total amount of the settlement and pay up to $300,000 of legal fees and defense costs incurred in defense of the lawsuit. During fiscal 2013, the Company incurred legal costs of $365,000 associated with the lawsuit, of which Prism agreed to pay $300,000 in accordance with the agreement. The amount due to Prism at June 30, 2013 for the management fee was applied against the receivable for the reimbursement of the settlement and legal costs. The Partnership insurance carrier awarded $225,000 in insurance proceeds as a result of a claim related to the settlement. Of the total proceeds, 50% or $112,500 was allocated to the Partnership and the remaining amount was allocated to Prism. The insurance reimbursement awarded to the Partnership was offset against the related legal expense.

The Company is involved from time to time in various claims in the ordinary course of business. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 20 – EMPLOYEE BENEFIT PLAN

Justice has a 401(k) Profit Sharing Plan (the Plan) for non-union employees who have completed six months of service. Justice provides a matching contribution up to 4% of the contribution to the Plan based upon a certain percentage on the employees’ elective deferrals. Justice may also make discretionary contributions to the Plan each year. Contributions made to the Plan amounted to $56,000 and $63,000 during the years ended June 30, 2013 and 2012, respectively.

Certain employees of Justice who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and benefit pension plans. Justice does not contribute separately to those multi-employer plans.

NOTE 21 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring subsequent to June 30, 2013  through September 18, 2013, the date which these financial statements were available to be issued, and concluded that nothing has occurred outside the normal course of business operations that require disclosure or recognition as of June 30, 2013, except for the following:

In July 2013, the Company refinanced its $466,000 adjustable rate mortgage note payable on its 8-unit apartment located in Los Angeles, California for a new 30-year mortgage in the amount of $500,000. The interest rate on the new loan is fixed at 3.50% per annum for the first five years and variable for the remaining of the term. The note matures in July 2043.

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

Management conducted an evaluation of the effectiveness of Company’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2013.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

On September 1, 2013, Josef A. Grunwald resigned as a director of InterGroup. Mr. Grunwald’s resignation was for personal reasons and not because of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. It is expected that Mr. Grunwald’s replacement will be made at or before the Company’s next annual meeting of shareholders.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2013:

Name	Position with the Company	Age	Term to Expire

Class A Directors:

John V. Winfield (1)(4)(6)(7)	Chairman of the Board; President	66	Fiscal 2015 Annual Meeting
	and Chief Executive Officer

Josef A. Grunwald (2)(3)(7)	Director and Vice Chairman of	65	Fiscal 2015 Annual Meeting
	The Board
Class B Directors:

Gary N. Jacobs (1)(2)(5)(6)(7)	Secretary; Director	68	Fiscal 2013 Annual Meeting

William J. Nance (1)(2)(3)(4)(6)(7)	Director	69	Fiscal 2013 Annual Meeting

Class C Director:

John C. Love (3)(4)(5)	Director	73	Fiscal 2014 Annual Meeting

Other Executive Officers:

David C. Gonzalez	Vice President Real Estate	46	N/A

David T. Nguyen	Treasurer and Controller	39	N/A

Michael G. Zybala	Asst. Secretary and Counsel	61	N/A
_____________________________

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

Gary N. Jacobs — Mr. Jacobs is an attorney at law and a partner in the law firm of Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP. He was appointed to the Board and as Secretary of the Company in 1998.  Mr. Jacobs also served as a Director and General Counsel of MGM MIRAGE (now MGM Resorts International, NYSE: MGM”) from 2000, as Secretary of MGM from 2002 and as Executive Vice President from 2000 to August 2009, when he became President Corporate Strategy. Mr. Jacobs retired from all of his positions with MGM effective, December 15, 2009. Mr. Jacobs’ extensive experience as an attorney and as an executive officer and director of a large public company, and his knowledge and understanding of business transactions, finance, public company reporting and corporate governance, led to the Board’s conclusion that he should serve as a director of the Company.

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

David C. Gonzalez — Mr. Gonzalez was appointed Vice President Real Estate of the Company on January 31, 2001.  Over the past 25 years, Mr. Gonzalez has served in numerous capacities with the Company, including Controller and Director of Real Estate.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2013 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, including its Board of Directors. A copy of the Code of Ethics is posted on the Company’s website at www.intgla.com. The Company will provide to any person without charge, upon request, a copy of its Code of Ethics by sending such request to: The InterGroup Corporation, Attn: Treasurer, 10940 Wilshire Blvd., Suite 2150, Los Angeles, CA 90024. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K and will post such information on its website.

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

Item 11. Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiaries for each of the Company’s last two completed fiscal years ended June 30, 2013 and June 30, 2012.  There was no non-equity incentive plan compensation or nonqualified deferred compensation earnings. There are currently no employment contracts with the executive officers.

SUMMARY COMPENSATION TABLE

Name and	Fiscal				Stock		Option		All Other
Principal Position	Year	Salary		Bonus	Awards		Awards		Compensation		Total

John V. Winfield	2013	$522,000	(1)	-	-		-		$139,000	(4)	$661,000
Chairman; President and	2012	$522,000	(1)	-	$375,000	(2)	$510,000	(3)	$173,000	(4)	$1,580,000
Chief Executive Officer

David C. Gonzalez	2013	$216,000		$35,000	$53,000	(5)	-		-		$304,000
Vice President	2012	$192,000		$70,000	-		-		-		$262,000
Real Estate

David T. Nguyen	2013	$180,000	(6)	$15,000	-		-		-		$195,000
Treasurer and	2012	$180,000	(6)	$20,000	-		-		-		$200,000
Controller									-

Michael G. Zybala	2013	$180,000	(7)	$20,000	-		-		-		$200,000
Assistant Secretary	2012	$168,000	(7)	$25,000	-		$67,000	(8)	-		$260,000
and General Counsel
___________________________________

(1) Mr. Winfield also serves as President and Chairman of the Board of the Company’s subsidiary, Santa Fe, and Santa Fe’s subsidiary, Portsmouth.  Mr. Winfield received a salary from Santa Fe and Portsmouth in the aggregate amount of $255,000 from those entities for each of fiscal years 2013 and 2012, as well as director’s fees totaling $12,000 for each year. Those amounts are included in this item.

(2) For fiscal 2012, the dollar amount reflects the fair market value of 15,000 shares of common stock issued to Mr. Winfield upon the vesting of 15,000 Restricted Stock Units (“RSUs”) on September 10, 2011 and 2010, respectively, as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on the vesting dates. With respect to the September 10, 2011 vesting, Mr. Winfield surrendered 4,958 shares of the 15,000 shares issued to him back to the Company to satisfy tax withholding requirements.  All RSUs were issued pursuant to the Company’s 2008 RSU Plan. On December 21, 2008, Mr. Winfield surrendered to the Company 225,000 fully vested stock options in exchange for 84,628 RSUs pursuant to an exchange offer made by the Compensation Committee as authorized by 2008 RSU Plan. The RSUs are taxable as ordinary income to Mr. Winfield upon vesting and issuance of the shares of Common Stock.

(3) For fiscal 2012, the dollar amount reflects aggregate grant date fair value of options expected to vest, computed in accordance with FASB ASC Topic 718, of 90,000 stock options granted to Mr. Winfield on February 28, 2012 pursuant to the Company’s 2010 Incentive Plan. [See Note 17 to the Consolidated Financial Statements for assumptions.] The options expire 10 years from the date of grant and have an exercise price of $19.77 per share, which was 100% of the fair market value of the Company’s common stock as determined by reference to the closing price as reported on the NASDAQ Capital Market on February 28, 2012, the date of grant. The options are subject to both time and performance based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the performance vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter.  Assuming that the highest level of performance conditions will be achieved, the total value of the grant is estimated at $944,000.

(4) Amounts include an auto allowance and compensation for a portion of the salary of an assistant. The auto allowance was $29,000 for 2012.  The amount of compensation related to the assistant was approximately $54,000 and $59,000 for fiscal years 2013 and 2012, respectively.  During fiscal 2013 and 2012, the Company and its subsidiaries also paid annual premiums in the total amount of $85,000 for split dollar whole life insurance policies owned by, and the beneficiary of which are, a trust for the benefit of Mr. Winfield's family. Of the $85,000 in premiums paid each year, Santa Fe and Portsmouth paid $43,000 of that amount. The Company has a secured right to receive, from any proceeds of the policies, reimbursement of all premiums paid prior to any payment to the beneficiary.

(5) For fiscal 2013, Mr. Gonzalez exercised 5,000 stock options with an exercise price of $10.30.  The company received cash proceeds of $52,000 related to the stock option exercise.  The intrinsic value of the stock options exercised was $53,000.

(6) Mr. Nguyen’s salary is allocated approximately 50% to the Company and 50% to Santa Fe and Portsmouth.

(7) For fiscal 2013 and 2012, respectively, these amounts include $123,000 and $113,000 in salary and bonus allocated to and paid by Portsmouth and $30,000 and $25,000 in salary allocated to Santa Fe.

(8) For fiscal 2012, the dollar amount reflects aggregate grant date fair value of options expected to vest, computed in accordance with FASB ASC Topic 718, of 5,000 stock options granted to Mr. Zybala on July 1, 2011 pursuant to the Company’s 2010 Incentive Plan. [See Note 16 to the Consolidated Financial Statements for assumptions.] The options expire 10 years from the date of grant and have an exercise price of $24.92 per share, which was 100% of the fair market value of the Company’s common stock as determined by reference to the closing price as reported on the NASDAQ Capital Market on the date of grant. The options vest over a period of five years, with 1,000 options vesting upon each one year anniversary of the date of grant.

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

In fiscal year ended June 30, 2004, the disinterested members of the respective Boards of Directors of the Company and its subsidiaries, Santa Fe and Portsmouth, established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio.  Pursuant to the current criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2%.  Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter.  Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be further modified or terminated at the discretion of the respective Boards of Directors.  The Company’s CEO did not earn any performance based compensation for the years ended June 30, 2013 and 2012.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2013

The following table sets forth information concerning option awards and stock awards for each named executive officer that were outstanding as of the end of the Company’s last completed fiscal year ended June 30, 2013. There were no other equity incentive plan awards that were outstanding.

	Option Awards					Stock Awards
	Number of	Number of				Number of	Market value
	securities	securities				shares or	of shares or
	underlying	underlying				units of	units of
	unexercised	unexercised		Option	Option	stock that	stock that
	options (#)	options (#)		exercise	expiration	have not	have not
Name	exercisable	unexercisable		price $	date	vested	vested

John V. Winfield	60,000	40,000	(1)	$10.30	3/15/2020	-	-

John V. Winfield	18,000	72,000	(2)	$19.77	2/27/2022	-	-

Michael G. Zybala	1,000	4,000	(3)	$24.92	6/30/2021	-	-
_________________________________

  (1) Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one year anniversary of the date of grant, March 16, 2010. Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2013, the performance vesting requirements of the options were satisfied.

(2) Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one year anniversary of the date of grant, February 28, 2012. Pursuant to the performance vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2013, 18,000 options have met the performance vesting requirements.

(3) Mr. Zybala’s stock options vest over a period of five years, with 1,000 options vesting upon each one year anniversary of the date of grant, July 1, 2011.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year.  Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation.  Since InterGroup, Santa Fe and Portsmouth are each public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity.  Stock option expenses are also amortized over a several years. For fiscal years 2013 and 2012, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

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

For the fiscal year ended June 30, 2013, the four non-employee directors of the Company, Josef A. Grunwald, Gary N. Jacobs, John C. Love and William J. Nance, each received a grant of 882 shares of Common Stock pursuant to the 2007 Stock Plan.

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

Pursuant to an exchange offer authorized by the Compensation Committee, a total of 8,195 RSUs were issued to five holders of Non-Employee Director stock options in exchange for a total of 15,000 stock options which were surrendered to the Company on June 17, 2013. The number of RSUs issued was determined by multiplying the number of options that were surrendered by the difference between the exercise price of the options surrendered ($11.47) and the closing price of the Company’s common stock on June 30, 2013 of $20.99, with that product divided by the closing price of the common stock on June 30, 2013.  Of the 8,195 RSUs issued pursuant to that exchange offer, 4,100 will vest on October 1, 2013 and 4,095 will vest on April 1, 2014.

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

On February 28, 2012, the Compensation Committee authorized the grant of 90,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 90,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $19.77, which equals 100% of the fair market value of the Company’s common stock as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on February 28, 2012 the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Plan. The options shall be subject to both time and performance based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the performance vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2013, 18,000 options have met the performance vesting requirements.

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

The following table sets forth the compensation paid to directors for the fiscal year ended June 30, 2013:

DIRECTOR COMPENSATION

	Fees Earned or				All Other
Name	Paid in Cash(1)		Stock Awards		Compensation	Total

Josef A. Grunwald	$18,000	(2)	$22,000	(6)	-	$40,000

Gary N. Jacobs	$12,000		$63,125	(7)	-	$75,125

John C. Love	$62,000	(3)	$63,125	(8)	-	$125,125

William J. Nance	$64,000	(4)	$63,125	(9)	-	$127,125

John V. Winfield(5)	-		-		-
___________________________

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

(6) Dollar amounts shown reflect the fair market value of $22,000 for 882 shares of common stock issued on July 2, 2012 pursuant to the Company’s 2007 Stock Plan. As of June 30, 2013, Mr. Grunwald also had an aggregate of 5,400 vested stock options outstanding and a total of 1,639 RSUs that vest and are issuable as shares of common stock on the vesting date as follows: October 1, 2013 – 820 shares; April 1, 2014 – 819 shares.

(7) Dollar amounts shown reflect the following: fair market value of $22,000 for 882 shares of common stock issued on July 2, 2011 pursuant to the Company’s 2007 Stock Plan; and the fair market value of $20,575 for 825 shares of common stock issued on October 1, 2012 upon the vesting of 824 RSUs and the fair market value of $20,550 for 824 shares of common stock issued on April 1, 2013 pursuant to the 2008 RSU Plan. As of June 30, 2013, Mr. Jacobs also had an aggregate of 5,400 vested stock options outstanding and a total of 1,631 RSUs that vest and are issuable as shares of common stock on the vesting date as follows: October 1, 2013 – 820 shares; April 1, 2014 – 819 shares.

(8) Dollar amounts shown reflect the following: fair market value of $22,000 for 882 shares of common stock issued on July 2, 2011 pursuant to the Company’s 2007 Stock Plan; and the fair market value of $20,575 for 825 shares of common stock issued on October 1, 2012 upon the vesting of 824 RSUs and the fair market value of $20,550 for 824 shares of common stock issued on April 1, 2013 pursuant to the 2008 RSU Plan. As of June 30, 2013, Mr. Love also had an aggregate of 5,400 vested stock options outstanding and a total of 1,631 RSUs that vest and are issuable as shares of common stock on the vesting date as follows: October 1, 2013 – 820 shares; April 1, 2014 – 819 shares.

(9) Dollar amounts shown reflect the following: fair market value of $22,000 for 882 shares of common stock issued on July 2, 2011 pursuant to the Company’s 2007 Stock Plan; and the fair market value of $20,575 for 825 shares of common stock issued on October 1, 2012 upon the vesting of 824 RSUs and the fair market value of $20,550 for 824 shares of common stock issued on April 1, 2013 pursuant to the 2008 RSU Plan. As of June 30, 2013, Mr. Nance also had an aggregate of 5,400 vested stock options outstanding and a total of 1,631 RSUs that vest and are issuable as shares of common stock on the vesting date as follows: October 1, 2013 – 820 shares; April 1, 2014 – 819 shares.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder  Matters

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as of September 3, 2013, certain information with respect to the beneficial ownership of Common Stock of the Company owned by those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

John V. Winfield	1,535,522	(3)	64.9%
10940 Wilshire Blvd. Suite 2150
Los Angeles, CA 90024

Josef A. Grunwald	127,643	(4)	5.4%
10940 Wilshire Blvd., Suite 2150
Los Angeles, CA 90024
_________________________________

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 2,366,027 shares of Common Stock outstanding at September 3, 2013, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)   Includes 78,000 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

(4)   Includes 5,400 shares that Mr. Grunwald has a right to acquire pursuant to vested stock options and 820 RSUs that will vest on October 1, 2013 and will be issued as shares of Common Stock on the vesting date.

Security Ownership of Management.

The following table sets forth, as of September 3, 2013, certain information with respect to the beneficial ownership of Common Stock of the Company owned by (i) each Director and each of the named Executive Officers, and (ii) all Directors and Executive Officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

John V. Winfield	1,535,522	(3)	64.9%

Josef A. Grunwald	127,643	(4)	5.4%

William J. Nance	53,609	(5)	2.3%

Gary N. Jacobs	21,628	(6)	0.9%

John C. Love	18,253	(7)	0.8%

David C. Gonzalez	26,770		1.1%

Michael G. Zybala	2,000	(8)	*

David T. Nguyen	0		*

All Directors and Executive
Officers as a Group (8 persons)	1,784,425		75.4%

*  Ownership does not exceed 1%.

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 2,366,027 shares of Common Stock outstanding at September 3, 2013, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)   Includes 78,000 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

(4)   Includes 5,400 shares that Mr. Grunwald has a right to acquire pursuant to vested stock options and 820 RSUs that will vest on October 1, 2013 and will be issued as shares of Common Stock on the vesting date.

(5)   Includes 5,400 shares that Mr. Nance has a right to acquire pursuant to vested stock options and 820 RSUs that will vest on October 1, 2013 and will be issued as shares of Common Stock on the vesting date.

(6)   Includes 5,400 shares that Mr. Jacobs has a right to acquire pursuant to vested stock options and 820 RSUs that will vest on October 1, 2013 and will be issued as shares of Common Stock on the vesting date. Other than his options, and any unvested RSUs, all shares of Mr. Jacobs are held by the Gary and Robin Jacobs Family Trust.

(7)   Includes 5,400 shares that Mr. Love has a right to acquire pursuant to vested stock options and 820 RSUs that will vest on October 1, 2013 and will be issued as shares of Common Stock on the vesting date.

(8)   Includes 2,000 shares which Mr. Zybala has the right to acquire pursuant to vested stock options.

Changes in Control.

There are no arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2013 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	230,195	$14.98	111,109

Equity compensation plans not approved by security holders	None	N/A	None

Total	230,195	$14.98	111,109

  (a) There were 222,000 stock options outstanding as of June 30, 2013. Also included are 8,195 Restricted Stock Units issued pursuant to the 2008 RSU Plan that were outstanding, but not vested, as of June 30, 2013.

(b) Reflects the weighted average exercise price of all outstanding options.

  (c) As of June 30, 2013 the Company had 31,262 shares of Common Stock available for future issuance pursuant to its 2007 Stock Compensation Plan for Non-Employee Directors. Pursuant to the 2007 Plan, each non-employee director will receive, on July 1 of each year, an annual grant of a number of shares of Common Stock of the Company equal in value to $22,000 based on the fair market value of the Common Stock on the date of grant. The Company also had 79,847 RSUs available for future issuance under the 2008 RSU Plan. As of June 30, 2013 there were no shares available for future issuance under the 2010 Omnibus Employee Incentive Pan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On December 4, 1998, the Compensation Committee authorized the Company to obtain whole life and split dollar insurance policies covering the Company’s President and Chief Executive Officer, Mr. Winfield.  During fiscal 2013 and 2012, the Company paid annual premiums in the amount of approximately $85,000 for the split dollar insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield’s family.  The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

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

The Company, its subsidiary Santa Fe and Santa Fe’s subsidiary, Portsmouth, have established performance based compensation programs for Mr. Winfield’s management of the securities portfolios of those companies.  The performance based compensation program was approved by the disinterested members of the respective Boards of Directors of the Company and its subsidiaries. No performance bonus compensation was paid to Mr. Winfield for the fiscal years ended June 30, 2013 and 2012.

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

Item 14.  Principal Accounting Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2013 and 2012 for professional services rendered by Burr Pilger Mayer, Inc., the independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q reports or services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

	Fiscal Year
	2013	2012

Audit fees	$278,000	$286,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

TOTAL:	$278,000	$286,000

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 28 through 56:

  Report of Independent Registered Public Accounting Firm

  Consolidated Balance Sheets - June 30, 2013 and 2012

  Consolidated Statements of Operations for Years Ended June 30, 2013 and 2012

  Consolidated Statements of Shareholders’ Equity for Years Ended June 30, 2013 and 2012

  Consolidated Statements of Cash Flows for Years Ended June 30, 2013 and 2012

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

10.13
Employee Stock Option Agreement, dated February 28, 2012, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Commission on September 20, 2012).

10.14
Property Management Agreement, effective June 17, 2013, between R & K Interests, Inc., a California Corporation, doing business as Investors’ Property Services and The InterGroup Corporation (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K as filed with the Commission on June 20, 2013).

10.15
Asset Management Agreement, effective July 1, 2013, between The InterGroup Corporation and Delta Alliance Capital Management, LLC, a California limited liability company (incorporated by reference to Exhibit 10.2 or the Company’s current report on Form 8-K as filed with the Commission on June 20, 2013).

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

THE INTERGROUP CORPORATION
(Registrant)

Date: September 18, 2013	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: September 18, 2013	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Operating Officer and Chairman	September 18, 2013
John V. Winfield	of the Board (Principal Executive Officer)

/s/ David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	September 18, 2013
David T. Nguyen

/s/ Gary N. Jacobs	Secretary and Director	September 18, 2013
Gary N. Jacobs

/s/ John C. Love	Director	September 18, 2013
John C. Love

/s/ William J. Nance	Director	September 18, 2013
William J. Nance