Form 10-Q
period 2013-12-31
INTERGROUP CORP
filed 2014-02-18
CIK 69422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s Common Stock, as of February 3, 2014 was 2,369,927.

PART I
FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

As of	December 31, 2013	June 30, 2013
	(Unaudited)
ASSETS
Investment in hotel, net	$40,800,000	$41,728,000
Investment in real estate, net	64,581,000	65,262,000
Investment in marketable securities	13,099,000	12,624,000
Other investments, net	15,274,000	15,280,000
Cash and cash equivalents	2,925,000	1,453,000
Restricted cash - redemption	19,091,000	-
Restricted cash - mortgage impounds	3,459,000	2,448,000
Other assets, net	7,469,000	5,891,000

Total assets	$166,698,000	$144,686,000

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Liabilities:
Accounts payable and other liabilities	$3,504,000	$3,666,000
Accounts payable and other liabilities - hotel	13,884,000	8,804,000
Redemption payble	19,091,000	-
Due to securities broker	2,417,000	2,762,000
Obligations for securities sold	2,357,000	2,565,000
Other notes payable - hotel	730,000	1,595,000
Mortgage notes and subordinated debt - hotel	117,000,000	43,413,000
Mortgage notes payable - real estate	72,804,000	73,512,000
Deferred income taxes	2,600,000	4,617,000
Total liabilities	234,387,000	140,934,000

Commitments and contingencies

Shareholders' (deficit) equity:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,371,653 and 3,363,361 issued; 2,369,927 and 2,361,835 outstanding, respectively	33,000	33,000
Additional paid-in capital	8,989,000	9,714,000
Retained earnings (accumulated deficit)	(38,990,000)	9,899,000
Treasury stock, at cost, 1,001,726 and 1,001,526 shares	(11,818,000)	(11,813,000)
Total InterGroup shareholders' (deficit) equity	(41,786,000)	7,833,000
Noncontrolling interest	(25,903,000)	(4,081,000)
Total shareholders' (deficit) equity	(67,689,000)	3,752,000

Total liabilities and shareholders' (deficit) equity	$166,698,000	$144,686,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended December 31,	2013	2012
Revenues:
Hotel	$12,274,000	$10,970,000
Real estate	4,158,000	4,078,000
Total revenues	16,432,000	15,048,000
Costs and operating expenses:
Hotel operating expenses	(9,493,000)	(9,398,000)
Hotel restructuring costs	(7,295,000)	-
Hotel occupancy tax - penalty fees	(1,084,000)	-
Real estate operating expenses	(2,266,000)	(2,197,000)
Depreciation and amortization expense	(1,284,000)	(1,145,000)
General and administrative expense	(484,000)	(472,000)

Total costs and operating expenses	(21,906,000)	(13,212,000)

Income (loss) from operations	(5,474,000)	1,836,000
Other income (expense):
Interest expense - mortgage	(1,529,000)	(1,644,000)
Interest expense - occupancy tax	(328,000)	-
Loss on extinguishment of debt	(3,910,000)	-
Loss on disposal of assets	(1,092,000)	-
Net gain (loss) on marketable securities	615,000	(2,108,000)
Net unrealized loss on other investments and derivative instruments	(6,000)	(48,000)
Dividend and interest income	501,000	541,000
Trading and margin interest expense	(422,000)	(432,000)
Other expense, net	(6,171,000)	(3,691,000)

Loss before income taxes	(11,645,000)	(1,855,000)
Income tax benefit	2,477,000	568,000
Net loss	(9,168,000)	(1,287,000)
Less: Net loss attributable to the noncontrolling interest	3,697,000	107,000
Net loss attributable to InterGroup	$(5,471,000)	$(1,180,000)

Net loss per share from operations
Basic	$(3.87)	$(0.55)
Diluted	$(3.87)	$(0.55)
Net loss per share attributable to InterGroup
Basic	$(2.31)	$(0.50)
Diluted	$(2.31)	$(0.50)

Weighted average number of basic common shares outstanding	2,367,855	2,355,204
Weighted average number of diluted common shares outstanding	2,367,855	2,355,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the six months ended December 31,	2013	2012
Revenues:
Hotel	$25,579,000	$23,106,000
Real estate	8,236,000	7,753,000
Total revenues	33,815,000	30,859,000
Costs and operating expenses:
Hotel operating expenses	(19,025,000)	(18,562,000)
Hotel restructuring costs	(7,295,000)	-
Hotel occupancy tax - penalty fees	(1,084,000)	-
Real estate operating expenses	(4,544,000)	(4,359,000)
Depreciation and amortization expense	(2,468,000)	(2,277,000)
General and administrative expense	(1,011,000)	(1,035,000)

Total costs and operating expenses	(35,427,000)	(26,233,000)

Income (loss) from operations	(1,612,000)	4,626,000
Other income (expense):
Interest expense - mortgage	(2,936,000)	(3,343,000)
Interest expense - occupancy tax	(328,000)	-
Loss on extinguishment of debt	(3,910,000)	-
Loss on disposal of assets	(1,092,000)	-
Net (loss) gain on marketable securities	768,000	(583,000)
Net unrealized loss on other investments and derivative instruments	(6,000)	(238,000)
Dividend and interest income	515,000	569,000
Trading and margin interest expense	(892,000)	(825,000)
Other expense, net	(7,881,000)	(4,420,000)

Income (loss) before income taxes	(9,493,000)	206,000
Income tax benefit	2,017,000	194,000
Net (loss) income	(7,476,000)	400,000
Less: Net loss (income) attributable to the noncontrolling interest	2,287,000	(991,000)
Net loss attributable to InterGroup	$(5,189,000)	$(591,000)

Net (loss) income per share from operations
Basic	$(3.16)	$0.17
Diluted	$(3.16)	$0.17
Net loss per share attributable to InterGroup
Basic	$(2.19)	$(0.25)
Diluted	$(2.19)	$(0.25)

Weighted average number of common shares outstanding	2,367,812	2,353,126
Weighted average number of diluted common shares outstanding	2,367,812	2,399,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the six months ended December 31,	2013	2012
Cash flows from operating activities:
Net (loss) income	$(7,476,000)	$400,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,468,000	2,277,000
Net unrealized (gain) loss on marketable securities	(629,000)	364,000
Gain on insurance recovery	(249,000)	-
Unrealized loss on other investments and derivative instruments	6,000	238,000
Loss on extinguishment of debt	3,910,000	-
Loss on disposal of assets	1,092,000	-
Stock compensation expense	191,000	279,000
Changes in assets and liabilities:
Investment in marketable securities	154,000	(3,417,000)
Other assets	(1,545,000)	(1,234,000)
Accounts payable and other liabilities	4,918,000	116,000
Due to securities broker	(345,000)	2,252,000
Obligations for securities sold	(208,000)	(563,000)
Deferred taxes	(2,017,000)	(194,000)
Net cash provided by operating activities	270,000	518,000

Cash flows from investing activities:
Investment in hotel	(1,592,000)	(1,381,000)
Investment in real estate	(142,000)	(1,769,000)
Proceeds from other investments	-	28,000
Investment in Santa Fe	-	(40,000)
Restricted cash	(1,011,000)	348,000
Net cash used in investing activities	$(2,745,000)	(2,814,000)

Cash flows from financing activities:
Restricted cash - redemption and mortgage impounds	(19,091,000)	-
Redemption payments and dividends to noncontrolling interest	(45,061,000)	(638,000)
Borrowings from mortgage notes payable, net	68,969,000	2,771,000
Borrowings from (payments on) other notes payable	(865,000)	25,000
Purchase of treasury stock	(5,000)	-
Net cash provided by financing activities	3,947,000	2,158,000

Net increase (decrease) in cash and cash equivalents	1,472,000	(138,000)
Cash and cash equivalents at the beginning of the period	1,453,000	2,100,000
Cash and cash equivalents at the end of the period	$2,925,000	$1,962,000

Supplemental information:
Interest paid	$3,622,000	$3,636,000

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

The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2014.

For the three and six months ended December 31, 2013 and 2012, the Company had no components of comprehensive income other than net income itself.

Certain reclassifications have been made to the 2013 consolidated financial statement presentation to correspond to the current year's format. Total equity, net assets, and revenues over expenses are unchanged due to these reclassifications.

OWNERSHIP AND PROPERTIES

As of December 31, 2013, the Company had the power to vote approximately 84.5% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF).  This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe’s primary business is conducted through Portsmouth’s general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth has a 93% limited partnership interest in Justice and is the sole general partner.  The financial statements of Justice are consolidated with those of the Company.

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

Earnings Per Share

Basic income per share is computed by dividing net (loss) income  available to common stockholders by the weighted average number of common shares outstanding.  The computation of diluted income per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued.  The Company's only potentially dilutive common shares are stock options and restricted stock units (RSUs).   For the three and six months ended December 31, 2013 and the three months ended  December 31, 2012, the Company did not have diluted earnings per share as the Company had a  net loss from continuing operations for the respective periods.

JUSTICE PARTNERSHIP REDEMPTION AND RESTRUCTURING

On December 18, 2013, Justice Investors, a California limited partnership (“Justice” or the “Partnership”), completed its Offer to Redeem any and all limited partnership interests not held by Portsmouth Square, Inc. (the “Company”), and the Loan Agreements, as defined below.  In addition, the requisite approval of amendments to its Amended and Restated Agreement of Limited Partnership became effective upon the completion of the Offer to Redeem and the consummation of the Loan Agreements.  Such amendments are described below.  As a result, Portsmouth is now the sole General Partner of Justice and controls 93% of Justice.

Justice has accepted tenders, for cash, of approximately 29.173% of the limited partnership interests outstanding prior to the Offer to Redeem, and payments to the holders of such interests, in the amount of $1,385,000 for each 1% tendered, are in the process of being distributed.  In addition, Justice has accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in the alternate redemption structure, which allows them to redeem their limited partnership interests at some time within the next 12 months for certain property or cash or a combination of property and cash.  The current and deferred payments to holders or limited partnership interests are classified as restricted cash and, together with the expenses discussed below, totals $19,091,000 and is classified on the balance sheet as redemption payable.    Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests, now owns approximately 93% of the limited partnership interests of Justice.

Justice incurred approximately $7,295,000 in hotel restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $745,000 in legal, accounting and other professional expenses, and a Documentary Transfer Tax fee of approximately $5 million paid to the City of San Francisco.  The Documentary Transfer Tax fee was assessed as a condition to recording the transfer of Justice Investors' principal asset to a subsidiary to consummate the redemption.  While Justice believes the assessment of the Documentary Transfer tax was inappropriate, the tax was paid, under protest, on advice of Justice’s counsel to allow for the consummation of the redemption.  Justice intends to challenge the calculation of the tax.  No prediction can be made as to whether the tax will be upheld, or whether any portion of the tax will be refunded.  Justice allocated a portion of the Documentary Transfer Tax to certain former limited partners of Justice Investors as a cost of the transaction. Certain of these limited partners have objected to the allocation, and Justice and the limited partners are pursuing non-binding mediation in an attempt to resolve the dispute.  No prediction can be given as to the outcome of the dispute.

Justice utilized the book value method to record the redemption of the limited partners.  Under book value (bonus) method the remaining partners continue the existing partnership, recording no changes to the book values of the partnership's assets and liabilities. As a result, any revaluation of the existing partnership's assets or liabilities that might be undertaken is solely to determine the settlement price to the outgoing partner. The partner's withdrawal from the partnership is recorded by adjusting the remaining partners' capital accounts with the amount of the bonus, which is allocated according to their income-sharing ratio. The amount of adjustment is equal to the difference between the settlement price paid to the withdrawing partner and the book value of his share of total partnership capital at the time he withdraws.  Justice Partner’s capital was reduced by approximately $64.1 million for the redemption.

In connection with the Offer to Redeem, Justice retired existing debt and replaced it with lower-yielding loans, the proceeds of which were used to fund the Offer to Redeem and to provide for additional working capital for the Hotel.  Justice incurred a loss on the extinguishment of debt of $3,910,000 which included a yield maintenance (prepayment penalty) expense of $3,808,000 and a write-off of capitalized loan costs on the refinanced debt of approximately $102,000.

The City of San Francisco’s Tax Collector’s office has claimed that Justice owes the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector.  No prediction can be given at this time as to the outcome of this dispute.

In December 2013, Justice determined to substantially demolish the Hotel’s ground-level Spa (with the exception of the ceilings and certain mechanical systems) to build out additional meeting rooms, a technology lounge and re-locate Hotel offices. Justice believes this will result in a greater guest experience and increases in operating revenues. Justice recorded a loss of approximately $738,000 as a disposal of assets on the closure of the Hotel’s Spa on the lobby level.

Justice Loan Agreements

On December 18, 2013:  (i) Justice Operating Company, LLC, a Delaware limited liability company (“Operating”), entered into a loan agreement (“Mortgage Loan Agreement”) with Bank of America (“Mortgage Lender”); and (ii) Justice Mezzanine Company, a Delaware limited liability company (“Mezzanine”), entered into a mezzanine loan agreement (“Mezzanine Loan Agreement” and, together with the Mortgage Loan Agreement, the “Loan Agreements”) with ISBI San Francisco Mezz Lender LLC (“Mezzanine Lender” and, together with Mortgage Lender, the “Lenders”).  Justice is the sole member of Mezzanine, and Mezzanine is the sole member of Operating.

The Loan Agreements provide for a $97,000,000 Mortgage Loan and a $20,000,000 Mezzanine Loan.  The proceeds of the Loan Agreements were used to fund the redemption of limited partnership interests described above and the pay-off of the prior mortgage.

The Mortgage Loan is secured by the Partnership’s principal asset, the Hilton San Francisco-Financial District (the “Property”). The Mortgage Loan initially bears an interest rate of 5.28% per annum and matures in January 2024.  The term of the loan is 10 years with interest only due in the first three years and principle and interest on the remaining seven years of the loan.  The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves.  As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of Mortgage Lender.

The Mezzanine Loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan.  The Mezzanine Loan initially bears interest at 9.75% per annum and matures in January, 2024.  Interest only is payable monthly.  As additional security for the Mezzanine Loan, there is a limited guaranty executed by the Company in favor of Mezzanine Lender (the “Mezzanine Guaranty” and, together with the Mortgage Guaranty, the “Guaranties”).

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including:  (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance.  The Guaranties will be full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status, transfer of the Property in violation of the applicable loan documents and the Property becoming subject to a bankruptcy proceeding.  Pursuant to the Guaranties, Portsmouth is required to maintain a certain minimum net worth and liquidity.  As of December 31, 2013, the Company is in compliance with both requirements.

Each of the Loan Agreements contains customary representations and warranties, events of default, reporting requirements, affirmative covenants and negative covenants, which impose restrictions on, among other things, organizational changes of the respective borrower, operations of the Property, agreements with affiliates and third parties.  Each of the Loan Agreements also provides for mandatory prepayments under certain circumstances (including casualty or condemnation events) and voluntary prepayments, subject to satisfaction of prescribed conditions set forth in the Loan Agreements.

Limited Partnership Agreement Amendments

In conjunction with the Offer to Redeem, the Partnership solicited and obtained consents from holders of the requisite limited partnership interests to amendments to the Justice Amended and Restated Agreement of Limited Partnership, which became effective upon the completion of the Offer to Redeem and the consummation of the Loan Agreements.  The amendments included the following changes to the Justice Amended and Restated Agreement of Limited Partnership:

•	Providing for a single general partner;
•	Providing for Class B limited partnership interests, which, if issued, would represent interests in the Partnership; and
•	Permitting the General Partner to admit additional limited partners, subject to certain restrictions.

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2013	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	22,162,000	(21,294,000)	868,000
Building and improvements	59,112,000	(21,918,000)	37,194,000
	$84,012,000	$(43,212,000)	$40,800,000

		Accumulated	Net Book
June 30, 2013	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	22,271,000	(19,310,000)	2,961,000
Building and improvements	58,875,000	(22,846,000)	36,029,000
	$83,884,000	$(42,156,000)	$41,728,000

NOTE 3 – INVESTMENT IN REAL ESTATE, NET

Investment in real estate consisted of the following:

As of	December 31, 2013	June 30, 2013
Land	$25,781,000	$25,781,000
Buildings, improvements and equipment	73,845,000	73,453,000
Accumulated depreciation	(35,045,000)	(33,972,000)
Investment in real estate, net	$64,581,000	$65,262,000

In July 2013, the Company refinanced its $466,000 adjustable rate mortgage note payable on its 8-unit apartment located in Los Angeles, California for a new 30-year mortgage in the amount of $500,000.  The interest rate on the new loan is fixed at 3.50% per annum for the first five years and variable for the remaining of the term.  The note matures in July 2043.

In February 2014, the Company entered into a contract to sell its 249 unit apartment complex located in Austin, Texas and the adjacent unimproved land for $15,800,000. The purchase/sale agreement provides that purchaser can terminate the agreement with or without cause within 45 days the date of the contract.

NOTE 4 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At December 31, 2013 and June 30, 2013, all of the Company’s marketable securities are classified as trading securities.  The change in the unrealized gains and losses on these investments are included in earnings.  Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value

As of December 31, 2013
Corporate
Equities	$10,725,000	$4,115,000	$(1,741,000)	$2,374,000	$13,099,000

As of June 30, 2013
Corporate
Equities	$11,314,000	$3,391,000	$(2,081,000)	$1,310,000	$12,624,000

As of December 31, 2013 and June 30, 2013, the Company had unrealized losses of $1,552,000 and $1,670,000, respectively, related to securities held for over one year.

Net gain on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses).  Below is the composition of the two components for the respective periods:

	2013	2012
For the three months ended December 31,
Realized gain (loss) on marketable securities	$410,000	$(428,000)
Unrealized gain (loss) on marketable securities	205,000	(1,680,000)

Net gain (loss) on marketable securities	$615,000	$(2,108,000)

	2013	2012
For the six months ended December 31,
Realized gain (loss) on marketable securities	$138,000	$(219,000)
Unrealized gain (loss) on marketable securities	630,000	(364,000)

Net gain (loss) on marketable securities	$768,000	$(583,000)

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

Other investments, net consist of the following:

Type	December 31, 2013	June 30, 2013
Preferred stock - Comstock, at cost	$13,231,000	$13,231,000
Private equity hedge fund, at cost	1,774,000	1,774,000
Corporate debt and equity instruments, at cost	269,000	269,000
Warrants - at fair value	-	6,000
	$15,274,000	$15,280,000

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

The assets measured at fair value on a recurring basis are as follows:

As of December 31, 2013
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash - mortgage impounds	$3,459,000	$-	$-	$3,459,000
Restricted cash - redemption	19,091,000	-	-	19,091,000
Investment in marketable securities:
Basic materials	6,499,000	-	-	6,499,000
Financial services	2,468,000	-	-	2,468,000
Technology	1,231,000	-	-	1,231,000
REITs and real estate companies	945,000	-	-	945,000
Other	1,956,000	-	-	1,956,000
	13,099,000	-	-	13,099,000
	$35,649,000	$-	$-	$35,649,000

As of June 30, 2013
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents - money market	$3,000	$-	$-	$3,000
Restricted cash - mortgage impounds	2,448,000	-	-	2,448,000
Other investments - warrants		-	6,000	6,000
Investment in marketable securities:
Basic materials	4,733,000	-	-	4,733,000
Technology	2,698,000	-	-	2,698,000
Financial services	2,261,000	-	-	2,261,000
REITs and real estate companies	878,000	-	-	878,000
Other	2,054,000	-	-	2,054,000
	12,624,000	-	-	12,624,000
	$15,075,000	$-	$6,000	$15,081,000

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

					Net loss for the three months
Assets	Level 1	Level 2	Level 3	December 31, 2013	ended December 31, 2013

Other non-marketable investments	$-	$-	$15,274,000	$15,274,000	$-

					Net loss for the six months
Assets	Level 1	Level 2	Level 3	December 31, 2012	ended December 31, 2012

Other non-marketable investments	$-	$-	$15,379,000	$15,379,000	$-

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

During the three months ended December 31, 2013 and 2012, the Company recorded stock option compensation cost of $52,000 and $91,000, respectively, related to stock options that were previously issued.  During the six months ended December 31, 2013 and 2012, the Company recorded stock option compensation cost of $103,000 and $191,000, respectively, related to stock options that were previously issued.  As of December 31, 2013, there was a total of $233,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 2.75 years.

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

The following table summarizes the stock options activity from June 30, 2012 through December 31, 2013:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	June 30, 2012	242,000	$14.55	7.46 years	$2,050,000
Granted		-	-	-	-
Exercised		(5,000)	10.30	-	-
Forfeited		-	-
Exchanged		(15,000)	9.52	-	-
Oustanding at	June 30, 2013	222,000	$14.98	6.89 years	$1,353,000
Exercisable at	June 30, 2013	105,000	$13.01	5.69 years	$838,000
Vested and Expected to vest at	June 30, 2013	222,000	$14.98	6.89 years	$1,353,000

Oustanding at	June 30, 2013	222,000	$14.98	6.89 years	$1,353,000
Granted		-	-	-	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Oustanding at	December 31, 2013	222,000	$14.98	6.39	$926,000
Exercisable at	December 31, 2013	105,000	$13.01	5.19	$598,000
Vested and Expected to vest at	December 31, 2013	222,000	$14.98	6.39	$926,000

The table below summarizes the restricted stock units (RSUs) granted and outstanding.

			Weighted Average
			Grant Date
		Number of RSUs	Fair Value
RSUs outstanding as of	June 30, 2012	8,245	$24.94
Granted		8,195	20.99
Converted to common stock		(8,245)	24.94
RSUs outstanding as of	June 30, 2013	8,195	20.99
Granted		-	-
Converted to common stock		(4,100)	20.99
RSUs outstanding as of	December 31, 2013	4,095	$20.99

On July 1 of every year, as part of the Stock Compensation Plan for Non-employee Directors, each non-employee director received an automatic grant of a number of shares of Company’s Common Stock equal in value to $22,000 ($88,000 total recorded as stock compensation expense) based on 100% of the fair market value of the Company’s stock on the day of grant.  During the three months ended December 31, 2013 and 2012, the four non-employee directors of the Company received a total grant of 4,100 and 3,528 shares of common stock.

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

Information below represents reported segments for the three and six months ended December 31, 2013 and 2012.  Operating income from hotel operations consist of the operation of the hotel and operation of the garage.  Operating income for rental properties consist of rental income.  Operating loss for investment transactions consist of net investment gain (loss) and dividend and interest income.

As of and for the three months ended December 31, 2013	Hotel Operations	Real Estate Operations	Investment Transactions	Other	Total
Revenues	$12,274,000	$4,158,000	$-	$-	$16,432,000
Segment operating expenses	(17,872,000)	(2,266,000)	-	(484,000)	(20,622,000)
Segment income (loss) from operations	(5,598,000)	1,892,000	-	(484,000)	(4,190,000)
Interest expense - mortgage	(767,000)	(762,000)	-	-	(1,529,000)
Interest expense - occupancy tax	(328,000)	-	-	-	(328,000)
Loss on extinguishment of debt	(3,910,000)	-	-	-	(3,910,000)
Loss on disposal of assets	(1,092,000)	-	-	-	(1,092,000)
Depreciation and amortization expense	(747,000)	(537,000)	-	-	(1,284,000)
Gain from investments	-	-	688,000	-	688,000
Income tax benefit	-	-	-	2,477,000	2,477,000
Net income (loss)	$(12,442,000)	$593,000	$688,000	$1,993,000	$(9,168,000)
Total assets	$40,800,000	$64,581,000	$28,373,000	$32,944,000	$166,698,000

As of and for the three months ended December 31, 2012	Hotel Operations	Real Estate Operations	Investment Transactions	Other	Subtotal
Revenues	$10,970,000	$4,078,000	$-	$-	$15,048,000
Segment operating expenses	(9,398,000)	(2,197,000)	-	(472,000)	(12,067,000)
Segment income (loss) from operations	1,572,000	1,881,000	-	(472,000)	2,981,000
Interest expense	(660,000)	(984,000)	-	-	(1,644,000)
Depreciation and amortization expense	(617,000)	(528,000)			(1,145,000)
Loss from investments	-	-	(2,047,000)	-	(2,047,000)
Income tax benefit	-	-	-	568,000	568,000
Net income (loss)	$295,000	$369,000	$(2,047,000)	$96,000	$(1,287,000)
Total assets	$40,852,000	$65,768,000	$27,429,000	$10,180,000	$144,229,000

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2013	Operations	Operations	Transactions	Other	Total
Revenues	$25,579,000	$8,236,000	$-	$-	$33,815,000
Segment operating expenses	(27,404,000)	(4,544,000)	-	(1,011,000)	(32,959,000)
Segment income (loss) from operations	(1,825,000)	3,692,000	-	(1,011,000)	856,000
Interest expense - mortgage	(1,402,000)	(1,534,000)	-	-	(2,936,000)
Interest expense - occupancy tax	(328,000)	-	-	-	(328,000)
Loss on extinguishment of debt	(3,910,000)	-	-	-	(3,910,000)
Loss on disposal of assets	(1,092,000)	-	-	-	(1,092,000)
Depreciation and amortization expense	(1,396,000)	(1,072,000)	-	-	(2,468,000)
Gain from investments	-	-	385,000	-	385,000
Income tax benefit	-	-	-	2,017,000	2,017,000
Net income (loss)	$(9,953,000)	$1,086,000	$385,000	$1,006,000	$(7,476,000)
Total assets	$40,800,000	$64,581,000	$28,373,000	$32,944,000	$166,698,000

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2012	Operations	Operations	Transactions	Other	Subtotal
Revenues	$23,106,000	$7,753,000	$-	$-	$30,859,000
Segment operating expenses	(18,562,000)	(4,359,000)	-	(1,035,000)	(23,956,000)
Segment income (loss) from operations	4,544,000	3,394,000	-	(1,035,000)	6,903,000
Interest expense	(1,324,000)	(2,019,000)	-	-	(3,343,000)
Depreciation and amortization expense	(1,225,000)	(1,052,000)			(2,277,000)
Loss from investments	-	-	(1,077,000)	-	(1,077,000)
Income tax benefit	-	-	-	194,000	194,000
Net income (loss)	$1,995,000	$323,000	$(1,077,000)	$(841,000)	$400,000
Total assets	$40,852,000	$65,768,000	$27,429,000	$10,180,000	$144,229,000

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2013 and 2012, the Company received management fees from Justice Investors totaling $108,000 and $89,000, respectively.  During the six months ended December 31, 2013 and 2012, the Company received management fees from Justice Investors totaling $220,000 and $201,000, respectively.  These amounts were eliminated in consolidation.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership described in Note 1 above, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors.  This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC.  The first payment under this agreement was made concurrently with the closing of the loan agreements described in Note 1 above, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter.

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

RESULTS OF OPERATIONS

The Company's principal sources of revenue continue to be derived from the investment of its 81.8% owned subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its ownership and operations of multi-family real estate and commercial properties and income received from investment of its cash and securities assets.

Portsmouth has a 93% limited partnership interest in Justice and serves as the sole managing general partner of Justice.   Justice owns a 543 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

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

On December 18, 2013, Justice Investors completed its Offer to Redeem any and all limited partnership interests not held by Portsmouth Square, Inc.  As a result, the Company is now the sole General Partner of Justice.

Justice has accepted tenders, for cash, of approximately 29.173% of the limited partnership interests outstanding prior to the Offer to Redeem, and payments to the holders of such interests, in the amount of $1,385,000 for each 1% tendered, are in the process of being distributed.  In addition, Justice has accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in the alternate redemption structure, which allows them to redeem their limited partnership interests at some time within the next 12 months for certain property or cash or a combination of property and cash.  This amount totals $19,091,000 and is classified on the balance sheet as redemption payable.  The related restricted cash is included on the balance sheet as part of the restricted cash balance totaling $19,091,000.   The Company, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests, now owns approximately 93% of the limited partnership interests of Justice.

On December 18, 2013,  Justice Operating Company, LLC, a Delaware limited liability company (“Operating”), entered into a loan agreement (“Mortgage Loan Agreement”) with Bank of America (“Mortgage Lender”); and  Justice Mezzanine Company, a Delaware limited liability company (“Mezzanine”), entered into a mezzanine loan agreement (“Mezzanine Loan Agreement” and, together with the Mortgage Loan Agreement, the “Loan Agreements”) with ISBI San Francisco Mezz Lender LLC (“Mezzanine Lender” and, together with Mortgage Lender, the “Lenders”).  Justice is the sole member of Mezzanine, and Mezzanine is the sole member of Operating.  The Loan Agreements provide for a $97,000,000 Mortgage Loan and a $20,000,000 Mezzanine Loan.  A portion of the proceeds of the Loan Agreements was used to fund the redemption of limited partnership interests described in above.  Please see Footnote 1 of the consolidated financial statements for further information on the loans.

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

Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

The Company had a net loss of $9,168,000 for the three months ended December 31, 2013 compared to a net loss of $1,287,000 for the three months ended December 31, 2012.  The significant change in the net loss is primarily attributable the costs related to the restructuring and redemption of the limited partners of Justice Investors and the related refinancing of the mortgage note on the Hotel.   This is partially offset by the continued improvement of Hotel operations prior to the non-recurring expenses and the net gain on marketable securities.

The Company had a net loss from hotel operations of $12,442,000 for the three months ended December 31, 2013, compared to net income of $295,000 for the three months ended December 31, 2012. The change in the net (loss) income is primarily attributable the costs related to the restructuring and the redemption of the limited partners of Justice and the related refinancing of the mortgage note on the Hotel.  This is partially offset by the increase revenues at the Hotel resulting from higher average room rates.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2013 and 2012.

For the three months ended December 31,	2013	2012
Hotel revenues:
Hotel rooms	$9,761,000	$8,441,000
Food and beverage	1,568,000	1,608,000
Garage	744,000	691,000
Other operating departments	201,000	230,000
Total hotel revenues	12,274,000	10,970,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(9,493,000)	(9,398,000)
Operating income before non-recurring charges, interest and depreciation and amortization	2,781,000	1,572,000
Hotel restructuring costs	(7,295,000)	-
Hotel occupancy tax - penalty fees	(1,084,000)	-
Income (loss) before loss on extinguishment of debt, loss on disposal of assets , interest, depreciation and amortization	(5,598,000)	1,572,000
Loss on extinguishment of debt	(3,910,000)	-
Loss on disposal of assets	(1,092,000)	-
Interest expense - mortgage	(767,000)	(660,000)
Interest expense - occupancy tax	(328,000)	-
Depreciation and amortization expense	(747,000)	(617,000)

Net (loss) income from Hotel operations	$(12,442,000)	$295,000

For the three months ended December 31, 2013, the Hotel generated operating income of $2,781,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $12,274,000 compared to operating income of $1,572,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $10,970,000 for the three months ended December 31, 2012.  Room revenues increased by $1,320,000 for the three months ended December 31, 2013 compared to the three months ended December 31, 2012 primarily as the result of higher room rates.   Food and beverage revenues decreased by $40,000 and garage revenues increased by $53,000 for the same period.

Operating expenses remained relatively consistent with the prior comparable period.
The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the three months ended December 31, 2013 and 2012.

Three Months	Average	Average
Ended December 31,	Daily Rate	Occupancy %	RevPar

2013	$218	90%	$195
2012	$195	87%	$169

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $23 for the three months ended December 31, 2013 compared to the three months ended December 31, 2012, while occupancy percentages increase to 90% from 87%.   As a result, the Hotel was able to achieve a RevPar number that was $26 higher than the comparative three month period.

Justice incurred approximately $7,295,000 in hotel restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $745,000 in legal, accounting and other professional expenses, and a Documentary Transfer Tax fee of approximately $5 million paid to the City of San Francisco.  The Documentary Transfer Tax fee was assessed as a condition to recording the transfer of Justice Investors' principal asset to a subsidiary to consummate the redemption.  While Justice believes the assessment of the Documentary Transfer tax was inappropriate, the tax was paid, under protest, on advice of Justice’s counsel to allow for the consummation of the redemption.  Justice intends to challenge the calculation of the tax.  No prediction can be made as to whether the tax will be upheld, or whether any portion of the tax will be refunded.  Justice allocated a portion of the Documentary Transfer Tax to certain former limited partners of Justice Investors as a cost of the transaction. Certain of these limited partners have objected to the allocation, and Justice and the limited partners are pursuing non-binding mediation in an attempt to resolve the dispute.  No prediction can be given as to the outcome of the dispute.

The City of San Francisco’s Tax Collector’s office has claimed that Justice owes the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector.  No prediction can be given at this time as to the outcome of this dispute.

In connection with the Offer to Redeem, Justice retired existing debt and replaced it with lower-yielding loans, the proceeds of which were used to fund the Offer to Redeem and to provide for additional working capital for the Hotel.  Justice incurred a loss on the extinguishment of debt of $3,910,000 which included a yield maintenance (prepayment penalty) expense of $3,808,000 and a write-off of capitalized loan costs on the refinanced debt of approximately $102,000.

In December 2013, Justice determined to substantially demolish the Hotel’s ground-level Spa (with the exception of the ceilings and certain mechanical systems) to build out additional meeting rooms, a technology lounge and re-locate Hotel offices. Justice believes this will result in a greater guest experience and increases in operating revenues. Justice recorded a loss of approximately $738,000 as a disposal of assets on the closure of the Hotel’s Spa on the lobby level.

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

Real estate operations remained relatively consistent during the current quarter.  The Company’s had real estate revenues of $4,158,000 for the three months ended December 31, 2013 compared to real estate revenues of $4,078,000 for the three months ended December 31, 2012.  Real estate operating expenses (excluding depreciation) were $2,266,000 and $2,197,000, respectively, for the comparative periods.  Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

The Company had a net gain on marketable securities of $615,000 for the three months ended December 31, 2013 compared to a net loss on marketable securities of $2,108,000 for the three months ended December 31, 2012. For the three months ended December 31, 2013, the Company had a net realized gain of $410,000 and a net unrealized gain of $205,000.  For the three months ended December 31, 2012, the Company had a net realized loss of $428,000 and a net unrealized loss of $1,680,000.  Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations.  However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  Since Portsmouth consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel, variability in the tax provision results from the relative significance of the non-controlling interest and the magnitude of the pretax income at the Company and its two principal subsidiaries. The income tax benefit during the three months ended December 31, 2013 and 2012 represents income tax benefit of InterGroup and its subsidiary, Portsmouth. The income tax of the Company’s other subsidiary, Santa Fe, was zero due to the full valuation of its deferred income tax asset from net operating loss carryover.

Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

The Company had a net loss of $7,476,000 for the six months ended December 31, 2013 compared to net income of $400,000 for the six months ended December 31, 2012.  The significant change in the net (loss) income is primarily attributable the costs related to the restructuring and redemption of the limited partners of Justice Investors and the related refinancing of the mortgage note on the Hotel.   This is partially offset by the continued improvement of Hotel operations prior to the non-recurring expenses and the net gain on marketable securities.

The Company had a net loss from hotel operations of $9,953,000 for the six months ended December 31, 2013, compared to net income of $1,995,000 for the six months ended December 31, 2012. The change in the net (loss) income is primarily attributable the costs related to the restructuring and the redemption of the limited partners of Justice and the related refinancing of the mortgage note on the Hotel.  This is partially offset by the increase revenues at the Hotel resulting from higher average room rates partially offset by the related increase in operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2013 and 2012.

For the six months ended December 31,	2013	2012
Hotel revenues:
Hotel rooms	$20,815,000	$18,213,000
Food and beverage	2,896,000	3,019,000
Garage	1,499,000	1,419,000
Other operating departments	369,000	455,000
Total hotel revenues	25,579,000	23,106,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(19,025,000)	(18,562,000)
Operating income before non-recurring charges, interest and depreciation and amortization	6,554,000	4,544,000
Hotel restructuring costs	(7,295,000)	-
Hotel occupancy tax - penalty fees	(1,084,000)	-
Income (loss) before loss on extinguishment of debt, loss on disposal of assets , interest, depreciation and amortization	(1,825,000)	4,544,000
Loss on extinguishment of debt	(3,910,000)	-
Loss on disposal of assets	(1,092,000)	-
Interest expense - mortgage	(1,402,000)	(1,324,000)
Interest expense - occupancy tax	(328,000)	-
Depreciation and amortization expense	(1,396,000)	(1,225,000)

Net (loss) income from Hotel operations	$(9,953,000)	$1,995,000

For the six months ended December 31, 2013, the Hotel generated operating income of $6,554,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $25,579,000 compared to operating income of $4,544,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $23,106,000 for the six months ended December 31, 2012.  Room revenues increased by $2,602,000 for the six months ended December 31, 2013 compared to the six months ended December 31, 2012 primarily as the result of higher room rates.   Food and beverage revenues decreased by $123,000 and garage revenues increased by $80,000 for the same period.

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

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the six months ended December 31, 2013 and 2012.

Six Months	Average	Average
Ended December 31,	Daily Rate	Occupancy %	RevPar

2013	$227	92%	$208
2012	$202	88%	$168

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $25 for the six months ended December 31, 2013 compared to the six months ended December 31, 2012, while occupancy percentages increase to 92% from 88%.   As a result, the Hotel was able to achieve a RevPar number that was $40 higher than the comparative six month period.

Justice incurred approximately $7,295,000 in hotel restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $745,000 in legal, accounting and other professional expenses, and a Documentary Transfer Tax fee of approximately $5 million paid to the City of San Francisco.  The Documentary Transfer Tax fee was assessed as a condition to recording the transfer of Justice Investors' principal asset to a subsidiary to consummate the redemption.  While Justice believes the assessment of the Documentary Transfer tax was inappropriate, the tax was paid, under protest, on advice of Justice’s counsel to allow for the consummation of the redemption.  Justice intends to challenge the calculation of the tax.  No prediction can be made as to whether the tax will be upheld, or whether any portion of the tax will be refunded.  Justice allocated a portion of the Documentary Transfer Tax to certain former limited partners of Justice Investors as a cost of the transaction. Certain of these limited partners have objected to the allocation, and Justice and the limited partners are pursuing non-binding mediation in an attempt to resolve the dispute.  No prediction can be given as to the outcome of the dispute.

The City of San Francisco’s Tax Collector’s office has claimed that Justice owes the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector.  No prediction can be given at this time as to the outcome of this dispute.

In connection with the Offer to Redeem, Justice retired existing debt and replaced it with lower-yielding loans, the proceeds of which were used to fund the Offer to Redeem and to provide for additional working capital for the Hotel.  Justice incurred a loss on the extinguishment of debt of $3,910,000 which included a yield maintenance (prepayment penalty) expense of $3,808,000 and a write-off of capitalized loan costs on the refinanced debt of approximately $102,000.

In December 2013, Justice determined to substantially demolish the Hotel’s ground-level Spa (with the exception of the ceilings and certain mechanical systems) to build out additional meeting rooms, a technology lounge and re-locate Hotel offices. Justice believes this will result in a greater guest experience and increases in operating revenues. Justice recorded a loss of approximately $738,000 as a disposal of assets on the closure of the Hotel’s Spa on the lobby level.

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

Revenue from real estate operations increased to $8,236,000 for the six months ended December 31, 2013 from $7,753,000 for the six months ended December 31, 2012.   The increase in real estate revenues is primarily due to increased rents at our properties and a one-time $249,000 storm damage insurance claim received by the Company on two of its properties.  Real estate operating expenses increased to $4,544,000 for the six months ended December 31, 2013 from $4,359,000 for the six months ended December 31, 2012 primarily as the result of higher repairs and maintenance related costs.  Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

The Company had a net gain on marketable securities of $768,000 for the six months ended December 31, 2013 compared to a net loss of $583,000 for the six months ended December 31, 2012. For the six months ended December 31, 2013, the Company had a net realized gain of $138,000 and a net unrealized gain of $630,000.  For the six months ended December 31, 2012, the Company had a net realized loss of $219,000 and a net unrealized loss of $364,000.  Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations.  However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  Since Portsmouth consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel, variability in the tax provision results from the relative significance of the non-controlling interest and the magnitude of the pretax income at the Company and its two principal subsidiaries. The income tax benefit during the six months ended December 31, 2013 and 2012 represents income tax benefit of InterGroup and its subsidiary, Portsmouth. The income tax of the Company’s other subsidiary, Santa Fe, was zero due to the full valuation of its deferred income tax asset from net operating loss carryover.

MARKETABLE SECURITIES

As of December 31, 2013 and June 30, 2013, the Company had investments in marketable equity securities of $13,099,000 and $12,624,000, respectively.  The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of December 31, 2013		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$6,499,000	49.6%
Financial services	2,468,000	18.8%
Technology	1,231,000	9.4%
REITs and real estate companies	945,000	7.2%
Other	1,956,000	15.0%
	$13,099,000	100.0%

As of June 30, 2013		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$4,733,000	37.5%
Technology	2,698,000	21.4%
Financial services	2,261,000	17.9%
REITs and real estate companies	878,000	7.0%
Other	2,054,000	16.2%
	$12,624,000	100.0%

The Company’s investment portfolio is diversified with 58 different equity positions.  The Company holds four equity securities that are comprised of more than 10% of the equity value of the portfolio.  The largest security represents 36.4% of the portfolio and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time.  While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions.  A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock.  Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the three months ended December 31,	2013	2012
Net gain (loss) on marketable securities	$615,000	$(2,108,000)
Net unrealized loss on other investments	(6,000)	(48,000)
Dividend and interest income	501,000	541,000
Margin interest expense	(160,000)	(152,000)
Trading and management expenses	(262,000)	(280,000)
	$688,000	$(2,047,000)

For the six months ended December 31,	2013	2012
Net gain (loss) on marketable securities	$768,000	$(583,000)
Net unrealized loss on other investments	(6,000)	(238,000)
Dividend and interest income	515,000	569,000
Margin interest expense	(358,000)	(293,000)
Trading and management expenses	(534,000)	(532,000)
	$385,000	$(1,077,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations, real estate operations and from the investment of its cash in marketable securities and other investments.

On December 18, 2013, Justice Investors completed its Offer to Redeem any and all limited partnership interests not held by Portsmouth Square, Inc.  As a result, the Company is now the sole General Partner of Justice.

Justice has accepted tenders, for cash, of approximately 29.173% of the limited partnership interests outstanding prior to the Offer to Redeem, and payments to the holders of such interests, in the amount of $1,385,000 for each 1% tendered, are in the process of being distributed.  In addition, Justice has accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in the alternate redemption structure, which allows them to redeem their limited partnership interests at some time within the next 12 months for certain property or cash or a combination of property and cash.  This amount totals $19,091,000 and is classified on the balance sheet as redemption payable.  The related restricted cash is included on the balance sheet as part of the restricted cash balance totaling $19,091,000.   The Company, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests, now owns approximately 93% of the limited partnership interests of Justice.

To fund redemption of limited partnership interests and to repay the prior mortgage, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan.

The mortgage loan are secured by the Partnership’s principal asset, the Hilton San Francisco-Financial District. The mortgage loan initially bears an interest rate of 5.28% per annum and matures in January 2024.  As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender.

The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan.  The mezzanine loan initially bears interest at 9.75% per annum and matures in January 2024.  As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender.

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. The general partner fees paid to Portsmouth for the six months ended December 31, 2013 and 2012 was $220,000 and $201,000, respectively.

Despite an uncertain economy, the Hotel has continued to generate positive cash flows. While the debt service requirements related the new loans,  may create some additional risk for the Company and its ability to generate cash flows in the future, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership’s current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of December 31, 2013, the Company’s material financial obligations which also including interest payments.

		6 Months	Year	Year	Year	Year
	Total	2014	2015	2016	2017	2018	Thereafter
Mortgage and subordinated notes payable	$189,804,000	$2,289,000	$5,158,000	$1,503,000	$2,154,000	$3,102,000	$175,598,000
Redemption payable	$19,091,000	9,546,000	9,545,000	-	-	-	-
Other notes payable	$730,000	297,000	291,000	45,000	51,000	46,000	-
Interest	$183,637,000	5,281,000	10,268,000	10,173,000	10,000,000	9,713,000	138,202,000
Total	$393,262,000	$17,413,000	$25,262,000	$11,721,000	$12,205,000	$12,861,000	$313,800,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three and six months ended December 31, 2013.  Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 for a summary of the critical accounting policies.

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

THE INTERGROUP CORPORATION
(Registrant)

Date:	February 18, 2014	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	February 18, 2014	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

- 28 -