Form 10-Q
period 2014-03-31
INTERGROUP CORP
filed 2014-05-16
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of April 25, 2014 was 2,369,927.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	March 31, 2014	June 30, 2013
	(Unaudited)
ASSETS
Investment in hotel, net	$40,956,000	$41,728,000
Investment in real estate, net	64,135,000	65,262,000
Investment in marketable securities	10,623,000	12,624,000
Other investments, net	15,710,000	15,280,000
Cash and cash equivalents	1,545,000	1,453,000
Restricted cash - redemption	17,104,000	-
Restricted cash - mortgage impounds	3,588,000	2,448,000
Other assets, net	8,412,000	5,891,000

Total assets	$162,073,000	$144,686,000

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Liabilities:
Accounts payable and other liabilities	$2,944,000	$3,666,000
Accounts payable and other liabilities - hotel	15,390,000	8,804,000
Redemption payble	17,104,000	-
Due to securities broker	2,415,000	2,762,000
Obligations for securities sold	-	2,565,000
Other notes payable - hotel	531,000	1,595,000
Mortgage notes and subordinated debt - hotel	117,000,000	43,413,000
Mortgage notes payable - real estate	72,416,000	73,512,000
Deferred income taxes	2,423,000	4,617,000
Total liabilities	230,223,000	140,934,000

Commitments and contingencies

Shareholders' (deficit) equity:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,371,653 and 3,363,361 issued; 2,369,927 and 2,361,835 outstanding, respectively	33,000	33,000
Additional paid-in capital	9,034,000	9,714,000
Retained earnings (accumulated deficit)	(39,325,000)	9,899,000
Treasury stock, at cost, 1,001,726 and 1,001,526 shares	(11,818,000)	(11,813,000)
Total InterGroup shareholders' (deficit) equity	(42,076,000)	7,833,000
Noncontrolling interest	(26,074,000)	(4,081,000)
Total shareholders' (deficit) equity	(68,150,000)	3,752,000

Total liabilities and shareholders' (deficit) equity	$162,073,000	$144,686,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended March 31,	2014	2013
Revenues:
Hotel	$11,849,000	$10,475,000
Real estate	4,024,000	3,904,000
Total revenues	15,873,000	14,379,000
Costs and operating expenses:
Hotel operating expenses	(10,620,000)	(9,563,000)
Hotel restructuring adjustment	300,000	-
Real estate operating expenses	(2,194,000)	(2,101,000)
Depreciation and amortization expense	(1,030,000)	(1,144,000)
General and administrative expense	(581,000)	(549,000)

Total costs and operating expenses	(14,125,000)	(13,357,000)

Income from operations	1,748,000	1,022,000
Other income (expense):
Interest expense - mortgages	(2,511,000)	(1,418,000)
Net gain on marketable securities	342,000	257,000
Net unrealized loss on other investments and derivative instruments	136,000	17,000
Dividend and interest income	9,000	13,000
Trading and margin interest expense	(465,000)	(435,000)
Other expense, net	(2,489,000)	(1,566,000)

Loss before income taxes	(741,000)	(544,000)
Income tax benefit	177,000	60,000
Net loss	(564,000)	(484,000)
Less: Net loss attributable to the noncontrolling interest	229,000	285,000
Net loss attributable to InterGroup	$(335,000)	$(199,000)

Net loss per share
Basic	$(0.24)	$(0.21)
Diluted	$(0.24)	$(0.21)
Net loss per share attributable to InterGroup
Basic	$(0.14)	$(0.08)
Diluted	$(0.14)	$(0.08)

Weighted average number of basic common shares outstanding	2,369,927	2,355,249
Weighted average number of diluted common shares outstanding	2,369,927	2,355,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the nine months ended March 31,	2014	2013
Revenues:
Hotel	$37,428,000	$33,581,000
Real estate	12,260,000	11,657,000
Total revenues	49,688,000	45,238,000
Costs and operating expenses:
Hotel operating expenses	(29,645,000)	(28,125,000)
Hotel restructuring costs	(6,995,000)	-
Hotel occupancy tax - penalty fees	(1,084,000)	-
Real estate operating expenses	(6,738,000)	(6,460,000)
Depreciation and amortization expense	(3,498,000)	(3,421,000)
General and administrative expense	(1,592,000)	(1,584,000)

Total costs and operating expenses	(49,552,000)	(39,590,000)

Income from operations	136,000	5,648,000
Other income (expense):
Interest expense - mortgage	(5,447,000)	(4,761,000)
Interest expense - occupancy tax	(328,000)	-
Loss on extinguishment of debt	(3,910,000)	-
Loss on disposal of assets	(1,092,000)	-
Net gain (loss) on marketable securities	1,110,000	(326,000)
Net unrealized loss on other investments and derivative instruments	130,000	(221,000)
Dividend and interest income	524,000	582,000
Trading and margin interest expense	(1,357,000)	(1,260,000)
Other expense, net	(10,370,000)	(5,986,000)

Loss before income taxes	(10,234,000)	(338,000)
Income tax benefit	2,194,000	254,000
Net loss	(8,040,000)	(84,000)
Less: Net loss (income) attributable to the noncontrolling interest	2,516,000	(706,000)
Net loss attributable to InterGroup	$(5,524,000)	$(790,000)

Net loss per share
Basic	$(3.39)	$(0.04)
Diluted	$(3.39)	$(0.04)
Net loss per share attributable to InterGroup
Basic	$(2.33)	$(0.34)
Diluted	$(2.33)	$(0.34)

Weighted average number of common shares outstanding	2,368,507	2,353,846
Weighted average number of diluted common shares outstanding	2,368,507	2,353,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the nine months ended March 31,	2014	2013
Cash flows from operating activities:
Net loss	$(8,040,000)	$(84,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,498,000	3,421,000
Net unrealized (gain) loss on marketable securities	(1,110,000)	591,000
Gain on insurance recovery	(249,000)	-
Unrealized (gain) loss on other investments and derivative instruments	(130,000)	221,000
Loss on extinguishment of debt	3,910,000	-
Loss on disposal of assets	1,092,000	-
Stock compensation expense	326,000	359,000
Changes in assets and liabilities:
Investment in marketable securities	3,111,000	(4,573,000)
Other assets	(2,472,000)	(1,075,000)
Accounts payable and other liabilities	5,864,000	941,000
Due to securities broker	(347,000)	2,855,000
Obligations for securities sold	(2,565,000)	(6,000)
Deferred taxes	(2,194,000)	(254,000)
Net cash provided by operating activities	694,000	2,396,000

Cash flows from investing activities:
Investment in hotel	(2,255,000)	(2,596,000)
Investment in real estate	(235,000)	(2,049,000)
Proceeds from (payments for) other investments	(300,000)	44,000
Investment in Santa Fe	(30,000)	(146,000)
Investment in Portsmouth	(2,000)	(75,000)
Restricted cash	219,000	246,000
Net cash used in investing activities	(2,603,000)	(4,576,000)

Cash flows from financing activities:
Restricted cash - redemption payable and mortgage impounds	(18,463,000)	-
Redemption payments and dividends to noncontrolling interest	(47,048,000)	(638,000)
Borrowings from mortgage notes payable, net	68,581,000	2,167,000
Payments to other notes payable	(1,064,000)	(426,000)
Purchase of treasury stock	(5,000)	-
Net cash provided by financing activities	2,001,000	1,103,000

Net increase (decrease) in cash and cash equivalents	92,000	(1,077,000)
Cash and cash equivalents at the beginning of the period	1,453,000	2,100,000
Cash and cash equivalents at the end of the period	$1,545,000	$1,023,000

Supplemental information:
Interest paid	$6,271,000	$5,226,000

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

The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2014.

For the three and nine months ended March 31, 2014 and 2013, the Company had no components of comprehensive income other than net income itself.

Certain reclassifications have been made to the 2013 consolidated financial statement presentation to correspond to the current year's format. Total equity, net assets, and revenues over expenses are unchanged due to these reclassifications.

OWNERSHIP AND PROPERTIES

As of March 31, 2014, the Company had the power to vote approximately 84.6% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

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

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options and restricted stock units (RSUs). For the three and nine months ended March 31, 2014 and 2013, the Company did not have diluted earnings per share as the Company had a net loss from continuing operations for the respective periods.

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

Justice has accepted tenders, for cash, of approximately 29.173% of the limited partnership interests outstanding prior to the Offer to Redeem, and payments to the holders of such interests, in the amount of $1,385,000 for each 1% tendered, are in the process of being distributed. In addition, Justice has accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in the alternate redemption structure, which allows them to redeem their limited partnership interests at some time within the next 12 months for certain property or cash or a combination of property and cash. As of March 31, 2014, the current and deferred payments to holders or limited partnership interests are classified as restricted cash and, together with the expenses discussed below, totals $17,104,000 and is classified on the balance sheet as redemption payable. The Company, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests, now owns approximately 93% of the limited partnership interests of Justice.

Justice incurred approximately $6,995,000 in hotel restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $445,000 in legal, accounting and other professional expenses, and a Documentary Transfer Tax fee of approximately $5 million paid to the City of San Francisco. The Documentary Transfer Tax fee was assessed as a condition to recording the transfer of Justice Investors' principal asset to a subsidiary to consummate the redemption.  While Justice believes the assessment of the Documentary Transfer tax was inappropriate, the tax was paid, under protest, on advice of Justice’s counsel to allow for the consummation of the redemption.  Justice intends to challenge the calculation of the tax.  No prediction can be made as to whether the tax will be upheld, or whether any portion of the tax will be refunded. Justice allocated a portion of the Documentary Transfer Tax to certain former limited partners of Justice Investors as a cost of the transaction. Certain of these limited partners have objected to the allocation, and Justice and the limited partners are pursuing non-binding mediation in an attempt to resolve the dispute.  No prediction can be given as to the outcome of the dispute.

On April 21, 2014, Justice Investors, a subsidiary of Registrant, commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the "Respondents") in connection with a Limited Partnership Interest Redemption Option Agreement, which is the subject of legal proceedings.  The arbitration is pending before JAMS in Los Angeles.  No prediction can be given as to the outcome of this matter.

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

The City of San Francisco’s Tax Collector’s office has claimed that Justice owes the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector.  No prediction can be given at this time as to the outcome of this dispute.  The Company paid the full amount during the quarter ended March 31, 2014 as part of the appeals process but is holding the amount on the balance sheet in other assets as it is currently under protest.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties will be full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status, transfer of the Property in violation of the applicable loan documents and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, Portsmouth is required to maintain a certain minimum net worth and liquidity. As of March 31, 2014, the Company is in compliance with both requirements.

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

Limited Partnership Agreement Amendments

In conjunction with the Offer to Redeem, the Partnership solicited and obtained consents from holders of the requisite limited partnership interests to amendments to the Justice Amended and Restated Agreement of Limited Partnership, which became effective upon the completion of the Offer to Redeem and the consummation of the Loan Agreements. The amendments included the following changes to the Justice Amended and Restated Agreement of Limited Partnership:

•	Providing for a single general partner;
•	Providing for Class B limited partnership interests, which, if issued, would represent interests in the Partnership; and
•	Permitting the General Partner to admit additional limited partners, subject to certain restrictions.

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2014	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	22,863,000	(19,854,000)	3,009,000
Building and improvements	58,799,000	(23,590,000)	35,209,000
	$84,400,000	$(43,444,000)	$40,956,000

		Accumulated	Net Book
June 30, 2013	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	22,271,000	(19,310,000)	2,961,000
Building and improvements	58,875,000	(22,846,000)	36,029,000
	$83,884,000	$(42,156,000)	$41,728,000

NOTE 3 – INVESTMENT IN REAL ESTATE, NET AND NOTES PAYABLE

Investment in real estate consisted of the following:

As of	March 31, 2014	June 30, 2013
Land	$25,781,000	$25,781,000
Buildings, improvements and equipment	73,937,000	73,453,000
Accumulated depreciation	(35,583,000)	(33,972,000)
Investment in real estate, net	$64,135,000	$65,262,000

In July 2013, the Company refinanced its $466,000 adjustable rate mortgage note payable on its 8-unit apartment located in Los Angeles, California for a new 30-year mortgage in the amount of $500,000. The interest rate on the new loan is fixed at 3.50% per annum for the first five years and variable for the remaining of the term. The note matures in July 2043.

In February 2014, the Company entered into a contract to sell its 249 unit apartment complex located in Austin, Texas and the adjacent unimproved land for $15,800,000. The purchase/sale agreement provides that purchaser can terminate the agreement with or without cause, however, the potential purchaser would forfeit the earnest money of approximately $158,000. The purchaser also has the option to extend the agreement.

In March 2014, the Company obtained a three month extension of its $1,007,000 mortgage note payable on the first commercial building located in Los Angeles, California that matured in March 2014. The loan was extended to June 2014. Interest rate on the note remains the same.

In April 2014, the Company refinanced its $526,000 mortgage note payable on the second commercial building located in Los Angeles, California for a new 3-year interest only mortgage in the amount of $1,100,000. The Company received net proceeds of $556,000. The interest rate on the new loan is fixed at 3.25% per annum and the note matures in May 2017.

NOTE 4 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At March 31, 2014 and June 30, 2013, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value

As of March 31, 2014
Corporate
Equities	$9,504,000	$2,888,000	$(1,769,000)	$1,119,000	$10,623,000

As of June 30, 2013
Corporate
Equities	$11,314,000	$3,391,000	$(2,081,000)	$1,310,000	$12,624,000

As of March 31, 2014 and June 30, 2013, the Company had unrealized losses of $1,579,000 and $1,670,000, respectively, related to securities held for over one year.

Net gain on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the respective periods:

For the three months ended March 31,	2014	2013
Realized gain on marketable securities	$769,000	$484,000
Unrealized loss on marketable securities	(427,000)	(227,000)

Net gain on marketable securities	$342,000	$257,000

For the nine months ended March 31,	2014	2013
Realized gain on marketable securities	$907,000	$265,000
Unrealized gain (loss) on marketable securities	203,000	(591,000)

Net gain (loss) on marketable securities	$1,110,000	$(326,000)

NOTE 5 – OTHER INVESTMENTS, NET

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments, net of other than temporary impairment losses. Other investments also include non-marketable warrants carried at fair value.

Other investments, net consist of the following:

Type	March 31, 2014	June 30, 2013
Preferred stock - Comstock, at cost	$13,231,000	$13,231,000
Private equity hedge fund, at cost	1,774,000	1,774,000
Corporate debt and equity instruments, at cost	269,000	269,000
Other preferred stock, at cost	296,000	-
Warrants - at fair value	140,000	6,000
	$15,710,000	$15,280,000

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

The assets measured at fair value on a recurring basis are as follows:

As of March 31, 2014
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash - mortgage impounds	$3,588,000	$-	$-	$3,588,000
Restricted cash - redemption	17,104,000	-	-	17,104,000
Other investments - warrants		-	140,000	140,000
Investment in marketable securities:
Basic materials	6,278,000	-	-	6,278,000
REITs and real estate companies	1,100,000	-	-	1,100,000
Financial services	916,000	-	-	916,000
Technology	572,000	-	-	572,000
Other	1,757,000	-	-	1,757,000
	10,623,000	-	-	10,623,000
	$31,315,000	$-	$140,000	$31,455,000

As of June 30, 2013
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents - money market	$3,000	$-	$-	$3,000
Restricted cash - mortgage impounds	2,448,000	-	-	2,448,000
Other investments - warrants		-	6,000	6,000
Investment in marketable securities:
Basic materials	4,733,000	-	-	4,733,000
Technology	2,698,000	-	-	2,698,000
Financial services	2,261,000	-	-	2,261,000
REITs and real estate companies	878,000	-	-	878,000
Other	2,054,000	-	-	2,054,000
	12,624,000	-	-	12,624,000
	$15,075,000	$-	$6,000	$15,081,000

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

					Net loss for the nine months
Assets	Level 1	Level 2	Level 3	March 31, 2014	ended March 31, 2014

Other non-marketable investments	$-	$-	$15,570,000	$15,570,000	$-

					Net loss for the nine months
Assets	Level 1	Level 2	Level 3	June 30, 2013	ended March 31, 2013

Other non-marketable investments	$-	$-	$15,379,000	$15,379,000	$-

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

On December 26, 2013, the Compensation Committee authorized, subject to shareholder approval, a grant of non-qualified and incentive stock options for an aggregate of 160,000 shares (the “Option Grant”) to the Company’s President and Chief Executive Officer, John V. Winfield. The stock option grant was approved by shareholders on February 19, 2014. The grant of stock options was made pursuant to, and consistent with, the 2010 Incentive Plan, as proposed to be amended. The non-qualified stock options are for 133,195 shares and have a term of ten years, expiring on December 26, 2023, with an exercise price of $18.65 per share. The incentive stock options are for 26,805 shares and have a term of five years, expiring on December 26, 2018, with an exercise price of $20.52 per share. In accordance with the terms of the 2010 Incentive Plan, the exercise prices were based on 100% and 110%, respectively, of the fair market value of the Company’s common stock as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on the date of grant. The stock options are subject to time vesting requirements, with 20% of the options vesting annually commencing on the first anniversary of the grant date.

During the three months ended March 31, 2014 and 2013, the Company recorded stock option compensation cost of $135,000 and $80,000, respectively, related to stock options that were previously issued. During the nine months ended March 31, 2014 and 2013, the Company recorded stock option compensation cost of $239,000 and $271,000, respectively, related to stock options that were issued. As of March 31, 2014, there was a total of $1,714,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 4.40 years.

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

The following table summarizes the stock options activity from June 30, 2012 through March 31, 2014:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	June 30, 2012	242,000	$14.55	7.46 years	$2,050,000
Granted		-	-	-	-
Exercised		(5,000)	10.30	-	-
Forfeited		-	-
Exchanged		(15,000)	9.52	-	-
Oustanding at	June 30, 2013	222,000	$14.98	6.89 years	$1,353,000
Exercisable at	June 30, 2013	105,000	$13.01	5.69 years	$838,000
Vested and Expected to vest at	June 30, 2013	222,000	$14.98	6.89 years	$1,353,000

Oustanding at	June 30, 2013	222,000	$14.98	6.89 years	$1,353,000
Granted		160,000	18.96	9.75 years	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Oustanding at	March 31, 2014	382,000	$16.65	7.65 years	$915,000
Exercisable at	March 31, 2014	107,000	$11.37	4.63 years	$753,000
Vested and Expected to vest at	March 31, 2014	382,000	$16.65	7.65 years	$915,000

The table below summarizes the restricted stock units (RSUs) granted and outstanding.

			Weighted Average
			Grant Date
		Number of RSUs	Fair Value
RSUs outstanding as of	June 30, 2012	8,245	$24.94
Granted		8,195	20.99
Converted to common stock		(8,245)	24.94
RSUs outstanding as of	June 30, 2013	8,195	20.99
Granted		-	-
Converted to common stock		(4,100)	20.99
RSUs outstanding as of	March 31, 2014	4,095	$20.99

On July 1 of every year, as part of the Stock Compensation Plan for Non-employee Directors, each non-employee director received an automatic grant of a number of shares of Company’s Common Stock equal in value to $22,000 ($88,000 total recorded as stock compensation expense) based on 100% of the fair market value of the Company’s stock on the day of grant. During the nine months ended March 31, 2014 and 2013, the four non-employee directors of the Company received a total grant of 4,100 and 3,528 shares of common stock.

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

Information below represents reported segments for the three and nine months ended March 31, 2014 and 2013. Operating income from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating loss for investment transactions consist of net investment gain (loss) and dividend and interest income.

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2014	Operations	Operations	Transactions	Other	Total
Revenues	$11,849,000	$4,024,000	$-	$-	$15,873,000
Segment operating expenses	(10,320,000)	(2,194,000)	-	(581,000)	(13,095,000)
Segment income (loss) from operations	1,529,000	1,830,000	-	(581,000)	2,778,000
Interest expense - mortgage	(1,766,000)	(745,000)	-	-	(2,511,000)
Depreciation and amortization expense	(491,000)	(539,000)	-	-	(1,030,000)
Gain from investments	-	-	22,000	-	22,000
Income tax benefit	-	-	-	177,000	177,000
Net income (loss)	$(728,000)	$546,000	$22,000	$(404,000)	$(564,000)
Total assets	$40,956,000	$64,135,000	$26,333,000	$30,649,000	$162,073,000

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2013	Operations	Operations	Transactions	Other	Subtotal
Revenues	$10,475,000	$3,904,000	$-	$-	$14,379,000
Segment operating expenses	(9,563,000)	(2,101,000)	-	(549,000)	(12,213,000)
Segment income (loss) from operations	912,000	1,803,000	-	(549,000)	2,166,000
Interest expense	(648,000)	(770,000)	-	-	(1,418,000)
Depreciation and amortization expense	(609,000)	(535,000)			(1,144,000)
Loss from investments	-	-	(148,000)	-	(148,000)
Income tax benefit	-	-	-	60,000	60,000
Net income (loss)	$(345,000)	$498,000	$(148,000)	$(489,000)	$(484,000)
Total assets	$41,458,000	$65,513,000	$28,359,000	$9,184,000	$144,514,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2014	Operations	Operations	Transactions	Other	Total
Revenues	$37,428,000	$12,260,000	$-	$-	$49,688,000
Segment operating expenses	(37,724,000)	(6,738,000)	-	(1,592,000)	(46,054,000)
Segment income (loss) from operations	(296,000)	5,522,000	-	(1,592,000)	3,634,000
Interest expense - mortgage	(3,168,000)	(2,279,000)	-	-	(5,447,000)
Interest expense - occupancy tax	(328,000)	-	-	-	(328,000)
Loss on extinguishment of debt	(3,910,000)	-	-	-	(3,910,000)
Loss on disposal of assets	(1,092,000)	-	-	-	(1,092,000)
Depreciation and amortization expense	(1,887,000)	(1,611,000)	-	-	(3,498,000)
Gain from investments	-	-	407,000	-	407,000
Income tax benefit	-	-	-	2,194,000	2,194,000
Net income (loss)	$(10,681,000)	$1,632,000	$407,000	$602,000	$(8,040,000)
Total assets	$40,956,000	$64,135,000	$26,333,000	$30,649,000	$162,073,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2013	Operations	Operations	Transactions	Other	Total
Revenues	$33,581,000	$11,657,000	$-	$-	$45,238,000
Segment operating expenses	(28,125,000)	(6,460,000)	-	(1,584,000)	(36,169,000)
Segment income (loss) from operations	5,456,000	5,197,000	-	(1,584,000)	9,069,000
Interest expense	(1,972,000)	(2,789,000)	-	-	(4,761,000)
Depreciation and amortization expense	(1,834,000)	(1,587,000)			(3,421,000)
Loss from investments	-	-	(1,225,000)	-	(1,225,000)
Income tax benefit	-	-	-	254,000	254,000
Net income (loss)	$1,650,000	$821,000	$(1,225,000)	$(1,330,000)	$(84,000)
Total assets	$41,458,000	$65,513,000	$28,359,000	$9,184,000	$144,514,000

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2014 and 2013, the Company received management fees from Justice Investors totaling $113,000 and $88,000, respectively. During the nine months ended March 31, 2014 and 2013, the Company received management fees from Justice Investors totaling $333,000 and $291,000, respectively. These amounts were eliminated in consolidation.

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

Justice has accepted tenders, for cash, of approximately 29.173% of the limited partnership interests outstanding prior to the Offer to Redeem, and payments to the holders of such interests, in the amount of $1,385,000 for each 1% tendered, are in the process of being distributed. In addition, Justice has accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in the alternate redemption structure, which allows them to redeem their limited partnership interests at some time within the next 12 months for certain property or cash or a combination of property and cash. As of March 31, 2014, the current and deferred payments to holders or limited partnership interests are classified as restricted cash and, together with the expenses discussed below, totals $17,104,000 and is classified on the balance sheet as redemption payable. The Company, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests, now owns approximately 93% of the limited partnership interests of Justice.

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

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The Company had a net loss of $564,000 for the three months ended March 31, 2014 compared to a net loss of $484,000 for the three months ended March 31, 2013. The change in the net loss is primarily attributable higher mortgage interest expense as the result of the higher mortgage balance partially offset by the continued improvement of Hotel operations and to a lesser extent the improvement from investing activities.

The Company had a net loss from hotel operations of $728,000 for the three months ended March 31, 2014, compared to net loss of $345,000 for the three months ended March 31, 2013. The change in the net loss is primarily attributable higher mortgage interest expense as the result of the higher mortgage balance. This is partially offset by the increase revenues at the Hotel resulting from higher average room rates.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2014 and 2013.

For the three months ended March 31,	2014	2013
Hotel revenues:
Hotel rooms	$9,655,000	$8,139,000
Food and beverage	1,372,000	1,483,000
Garage	679,000	688,000
Other operating departments	143,000	165,000
Total hotel revenues	11,849,000	10,475,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(10,620,000)	(9,563,000)
Operating income before non-recurring charges, interest and depreciation and amortization	1,229,000	912,000
Hotel restructuring adjustment	300,000	-
Income before loss on extinguishment of debt, loss on disposal of assets , interest,
depreciation and amortization	1,529,000	912,000
Interest expense - mortgage	(1,766,000)	(648,000)
Depreciation and amortization expense	(491,000)	(609,000)

Net loss from Hotel operations	$(728,000)	$(345,000)

For the three months ended March 31, 2014, the Hotel generated operating income of $1,229,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $11,849,000 compared to operating income of $912,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $10,475,000 for the three months ended March 31, 2013. Room revenues increased by $1,516,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily as the result of higher room rates. Food and beverage revenues decreased by $111,000 and garage revenues decreased by $9,000 for the same period.

Operating expenses remained relatively consistent with the prior comparable period.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the three months ended March 31, 2014 and 2013.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPar

2014	$226	87%	$197
2013	$199	84%	$167

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $27 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, while occupancy percentages increase to 87% from 84%. As a result, the Hotel was able to achieve a RevPar number that was $30 higher than the comparative three month period.

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

Real estate operations remained relatively consistent during the current quarter. The Company’s had real estate revenues of $4,024,000 for the three months ended March 31, 2014 compared to real estate revenues of $3,904,000 for the three months ended March 31, 2013. Real estate operating expenses (excluding depreciation) were $2,194,000 and $2,101,000, respectively, for the comparative periods. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

The Company had a net gain on marketable securities of $342,000 for the three months ended March 31, 2014 compared to a net gain on marketable securities of $257,000 for the three months ended March 31, 2013. For the three months ended March 31, 2014, the Company had a net realized gain of $769,000 and a net unrealized loss of $427,000. For the three months ended March 31, 2013, the Company had a net realized gain of $484,000 and a net unrealized loss of $227,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. Since Portsmouth consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel, variability in the tax provision results from the relative significance of the non-controlling interest and the magnitude of the pretax income at the Company and its two principal subsidiaries. The income tax benefit during the three months ended March 31, 2014 and 2013 represents income tax benefit of InterGroup and its subsidiary, Portsmouth. The income tax of the Company’s other subsidiary, Santa Fe, was zero due to the full valuation of its deferred income tax asset from net operating loss carryover.

Nine months ended March 31, 2014 Compared to Nine months ended March 31, 2013

The Company had a net loss of $8,040,000 for the nine months ended March 31, 2014 compared to a net loss of $84,000 for the nine months ended March 31, 2013. The significant increase in the net loss is primarily attributable the costs related to the restructuring and redemption of the limited partners of Justice Investors and the related refinancing of the mortgage note on the Hotel. This is partially offset by the continued improvement of Hotel operations prior to the non-recurring expenses, significant improvement in the income from investing activities and to a lesser extent, improvement in real estate operations.

The Company had a net loss from hotel operations of $10,681,000 for the nine months ended March 31, 2014, compared to net income of $1,650,000 for the nine months ended March 31, 2013. The change in the net (loss) income is primarily attributable the costs related to the restructuring and the redemption of the limited partners of Justice, the related refinancing of the mortgage note on the Hotel. This is partially offset by the increase revenues at the Hotel resulting from higher average room rates partially offset by the related increase in operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2014 and 2013.

For the nine months ended March 31,	2014	2013
Hotel revenues:
Hotel rooms	$30,470,000	$26,352,000
Food and beverage	4,268,000	4,502,000
Garage	2,178,000	2,107,000
Other operating departments	512,000	620,000
Total hotel revenues	37,428,000	33,581,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(29,645,000)	(28,125,000)
Operating income before non-recurring charges, interest and depreciation and amortization	7,783,000	5,456,000
Hotel restructuring costs	(6,995,000)	-
Hotel occupancy tax - penalty fees	(1,084,000)	-
Income (loss) before loss on extinguishment of debt, loss on disposal of assets , interest, depreciation and amortization	(296,000)	5,456,000
Loss on extinguishment of debt	(3,910,000)	-
Loss on disposal of assets	(1,092,000)	-
Interest expense - mortgage	(3,168,000)	(1,972,000)
Interest expense - occupancy tax	(328,000)	-
Depreciation and amortization expense	(1,887,000)	(1,834,000)

Net (loss) income from Hotel operations	$(10,681,000)	$1,650,000

For the nine months ended March 31, 2014, the Hotel generated operating income of $7,783,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $37,428,000 compared to operating income of $5,456,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $33,581,000 for the nine months ended March 31, 2013. Room revenues increased by $4,118,000 for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013 primarily as the result of higher room rates. Food and beverage revenues decreased by $234,000 and garage revenues increased by $71,000 for the same period.

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

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPar”) of the Hotel for the nine months ended March 31, 2014 and 2013.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPar

2014	$227	90%	$205
2013	$201	88%	$177

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $26 for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013, while occupancy percentages increase to 90% from 88%. As a result, the Hotel was able to achieve a RevPar number that was $28 higher than the comparative nine month period.

Justice incurred approximately $6,995,000 in hotel restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $745,000 in legal, accounting and other professional expenses, and a Documentary Transfer Tax fee of approximately $5 million paid to the City of San Francisco, partially offset by $300,000 restructuring costs adjustment during the current quarter.   The Documentary Transfer Tax fee was assessed as a condition to recording the transfer of Justice Investors' principal asset to a subsidiary to consummate the redemption.  While Justice believes the assessment of the Documentary Transfer tax was inappropriate, the tax was paid, under protest, on advice of Justice’s counsel to allow for the consummation of the redemption.  Justice intends to challenge the calculation of the tax.  No prediction can be made as to whether the tax will be upheld, or whether any portion of the tax will be refunded. Justice allocated a portion of the Documentary Transfer Tax to certain former limited partners of Justice Investors as a cost of the transaction. Certain of these limited partners have objected to the allocation, and Justice and the limited partners are pursuing non-binding mediation in an attempt to resolve the dispute.  No prediction can be given as to the outcome of the dispute.

On April 21, 2014, Justice Investors, a subsidiary of Registrant, commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the "Respondents") in connection with a Limited Partnership Interest Redemption Option Agreement, which is the subject of legal proceedings.  The arbitration is pending before JAMS in Los Angeles.  No prediction can be given as to the outcome of this matter.

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

Revenue from real estate operations increased to $12,260,000 for the nine months ended March 31, 2014 from $11,657,000 for the nine months ended March 31, 2013. The increase in real estate revenues is primarily due to increased rents at our properties and a one-time $249,000 storm damage insurance claim received by the Company on two of its properties. Real estate operating expenses increased to $6,738,000 for the nine months ended March 31, 2014 from $6,460,000 for the nine months ended March 31, 2013 primarily as the result of higher repairs and maintenance related costs and management fees. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

The Company had a net gain on marketable securities of $1,110,000 for the nine months ended March 31, 2014 compared to a net loss marketable securities of $326,000 for the nine months ended March 31, 2013. For the nine months ended March 31, 2014, the Company had a net realized gain of $907,000 and a net unrealized gain of $203,000. For the nine months ended March 31, 2013, the Company had a net realized gain of $265,000 and a net unrealized loss of $591,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. Since Portsmouth consolidates Justice (Hotel) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel, variability in the tax provision results from the relative significance of the non-controlling interest and the magnitude of the pretax income at the Company and its two principal subsidiaries. The income tax benefit during the nine months ended March 31, 2014 and 2013 represents income tax benefit of InterGroup and its subsidiary, Portsmouth. The income tax of the Company’s other subsidiary, Santa Fe, was zero due to the full valuation of its deferred income tax asset from net operating loss carryover.

MARKETABLE SECURITIES

As of March 31, 2014 and June 30, 2013, the Company had investments in marketable equity securities of $10,623,000 and $12,624,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of March 31, 2014		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$6,278,000	59.1%
REITs and real estate companies	1,100,000	10.4%
Financial services	916,000	8.6%
Technology	572,000	5.4%
Other	1,757,000	16.5%
	$10,623,000	100.0%

As of June 30, 2013		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$4,733,000	37.5%
Technology	2,698,000	21.4%
Financial services	2,261,000	17.9%
REITs and real estate companies	878,000	7.0%
Other	2,054,000	16.2%
	$12,624,000	100.0%

The Company’s investment portfolio is diversified with 51 different equity positions. The Company holds three equity securities that are comprised of more than 10% of the equity value of the portfolio. The largest security represents 42.4% of the portfolio and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions. A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock. Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the three months ended March 31,	2014	2013
Net gain on marketable securities	$342,000	$257,000
Net unrealized gain on other investments	136,000	17,000
Dividend and interest income	9,000	13,000
Margin interest expense	(138,000)	(172,000)
Trading and management expenses	(327,000)	(263,000)
	$22,000	$(148,000)

For the nine months ended March 31,	2014	2013
Net gain (loss) on marketable securities	$1,110,000	$(326,000)
Net unrealized gain on other investments	130,000	(221,000)
Dividend and interest income	524,000	582,000
Margin interest expense	(496,000)	(465,000)
Trading and management expenses	(861,000)	(795,000)
	$407,000	$(1,225,000)

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

Justice has accepted tenders, for cash, of approximately 29.173% of the limited partnership interests outstanding prior to the Offer to Redeem, and payments to the holders of such interests, in the amount of $1,385,000 for each 1% tendered, are in the process of being distributed. In addition, Justice has accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in the alternate redemption structure, which allows them to redeem their limited partnership interests at some time within the next 12 months for certain property or cash or a combination of property and cash. As of March 31, 2014, the current and deferred payments to holders or limited partnership interests are classified as restricted cash and, together with the expenses discussed below, totals $17,104,000 and is classified on the balance sheet as redemption payable. The Company, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests, now owns approximately 93% of the limited partnership interests of Justice.

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

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. The general partner fees paid to Portsmouth for the nine months ended March 31, 2014 and 2013 was $333,000 and $291,000, respectively.

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

In April 2014, the Company refinanced its $526,000 mortgage note payable on the second commercial building located in Los Angeles, California for a new 3-year interest only mortgage in the amount of $1,100,000. The Company received net proceeds of $556,000. The interest rate on the new loan is fixed at 3.25% per annum and the note matures in May 2017.

In March 2014, the Company obtained a three month extension of its $1,007,000 mortgage note payable on the first commercial building located in Los Angeles, California that matured in March 2014. The loan was extended to June 2014. Interest rate on the note remains the same.

In February 2014, the Company entered into a contract to sell its 249 unit apartment complex located in Austin, Texas and the adjacent unimproved land for $15,800,000. The purchase/sale agreement provides that purchaser can terminate the agreement with or without cause, however, the potential purchaser would forfeit the earnest money of approximately $158,000. The purchaser also has the option to extend the agreement.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2014, the Company’s material financial obligations which also including interest payments.

		3 Months	Year	Year	Year	Year
	Total	2014	2015	2016	2017	2018	Thereafter
Mortgage and subordinated notes payable	$189,416,000	$5,621,000	$1,437,000	$1,503,000	$2,154,000	$3,104,000	$175,597,000
Redemption payable	17,104,000	8,552,000	8,552,000	-	-	-	-
Other notes payable	531,000	256,000	130,000	45,000	51,000	49,000	-
Interest	181,011,000	2,645,000	10,253,000	10,173,000	10,000,000	9,714,000	138,226,000
Total	$388,062,000	$17,074,000	$20,372,000	$11,721,000	$12,205,000	$12,867,000	$313,823,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three and nine months ended March 31, 2014. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 for a summary of the critical accounting policies.

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

THE INTERGROUP CORPORATION
(Registrant)

Date: May 16, 2014	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: May 16, 2014	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

- 27 -