Form 10-K
period 2014-06-30
INTERGROUP CORP
filed 2014-09-29
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes ☒ No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the closing price on December 31, 2013 (the last business day of registrant’s most recently completed second fiscal quarter ended December 31, 2013) was $15,207,000.

The number of shares outstanding of registrant’s Common Stock, as of September 3, 2014, was 2,386,246.

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

As of June 30, 2014, the Company owned approximately 80.9% of the common shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). Santa Fe’s revenue is primarily generated through its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 12.9% of Portsmouth. Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth has a 93% limited partnership interest in Justice and is the sole general partner. The financial statements of Justice are consolidated with those of the Company. See Note 2 to the consolidated financial statements.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include seventeen apartment complexes, two commercial real estate properties and two single-family houses. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company’s operating real estate properties were managed by professional third party property management companies through July 2014. Beginning August 2014, the Company began managing its properties located outside of California in-house, while the properties located in California with exception to the two commercial properties, are still being managed by a third party property management company. The two commercial properties are managed in-house.

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

RECENT BUSINESS DEVELOPMENTS

Limited Partnership Redemption and Restructuring

In December 2013, the Partnership determined to restructure its ownership to facilitate a refinancing of the Hotel and redeem the interests of certain Partners, including Evon. In the course of this refinancing, restructuring and redemption, the Partnership created Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”). Holdings and Mezzanine are both a wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the Mezzanine borrower and in December 2013, the Partnership conveyed ownership of the Hotel to Operating.

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth and the Loan Agreements, as defined below. In addition, the Partnership approved amendments to the Amended and Restated Agreement of Limited Partnership, which amendments became effective upon the completion of the Offer to Redeem and the consummation of the Loan Agreements. Such amendments are described below. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests now controls approximately 93% of the voting interest in Justice and is now its sole General Partner.

Pursuant to the Offer to Redeem, the Partnership has accepted tenders, for cash, from Evon, a general partner and seventy-three of the limited partners representing approximately 29.173% of partnership interests outstanding prior to the Offer to Redeem for $1,385,000 for each 1% tendered. On December 19, 2013, Justice distributed the amounts due each of these former partners pursuant to the terms of the tender offer.

In addition, the Partnership has accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in an alternate redemption structure. Under that alternative redemption structure, the Partnership paid to Holdings $1,385,000 for each 1% tendered. Those partners who elected the alternative redemption structure may within 12 months of December 18, 2013, designate property for Holdings to purchase and then require Holdings to transfer that property to the partner in redemption of that partner’s interest in the Partnership. The governing agreement also provides for other possible methods of redeeming the interests of the partners who elected the alternate redemption structure. During the year ended June 30, 2014, a total of $2,928,000 was redeemed under the alternative redemption structure. As of June 30, 2014, the current and deferred payments related to the alternative redemption structure, which are held by Justice’s wholly owned subsidiary, Holdings, are classified as restricted cash and, together with the expenses discussed below, total $16,163,000 and are classified on the balance sheet as redemption payable.

The Partnership incurred approximately $6,681,000 in restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $431,000 in legal, accounting and other professional expenses, and payment of a Documentary Transfer Tax of approximately $4.7 million to the City and County of San Francisco (“CCSF”). CCSF required payment of the Documentary Transfer Tax as a condition to record the transfer of the Hotel to Operating and other documents related to the Loan Agreements. While the Partnership believes the amount of Documentary Transfer tax that was assessed by CCSF was incorrect, the tax was paid, under protest, to allow for the consummation of the redemption transaction, the Loan Agreements and the recording of all related documents. The Partnership has challenged CCSF’s imposition of the tax and filed a refund claim with the CCSF. No prediction can be made as to whether CCSF’s calculation of the tax will be upheld, or whether any portion of the tax will be refunded.

In connection with the Offer to Redeem, the Partnership retired existing debt and replaced it with lower-yielding loans, the proceeds of which were used to fund the Offer to Redeem and to provide for additional working capital for the Hotel. The Partnership incurred a loss on the extinguishment of debt of $3,910,000 which included a yield maintenance (prepayment penalty) expense of $3,808,000 and a write-off of capitalized loan costs on the refinanced debt of approximately $102,000.

As a result of the ownership structure implemented in December 2013, the Partnership is the indirect sole owner of a 543-room hotel property located at 750 Kearny Street, San Francisco, California, now known as the Hilton San Francisco Financial District (the Hotel) and related facilities including a five level underground parking garage. The Hotel is operated by Operating as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Operating also has a Management Agreement with Prism Hospitality L.P. (Prism) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership owner. Effective January 2014, the management agreement with Prism was amended by the Partnership. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause.

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

The Partnership entered into a Franchise License agreement (the License agreement) with the Hilton Hotels Corporation (Hilton) on December 10, 2004. The term of the License agreement is for a period of 15 years commencing on the opening date, with an option to extend the license agreement for another five years, subject to certain conditions.

Beginning on the opening date in January 2006, the Partnership paid monthly royalty fees for the first two years of three percent (3%) of the Hotel’s gross room revenue for the preceding calendar month; the third year was at four percent (4%) of the Hotel’s gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel’s gross room revenue. The Partnership also pays a monthly program fee of four percent (4%) of the Hotel’s gross revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. The Hotel is also subject to certain penalties if fees are not paid timely. The royalty, program and penalty fees are referred to collectively as “Franchise fees.” Franchise fees for the years ended June 30, 2014 and 2013 were $3,806,000 and $3,374,000, respectively.

The Partnership also pays Hilton a monthly information technology recapture charge of up to 0.75% of the Hotel’s gross revenues. Due to the difficult economic environment, Hilton agreed to reduce its information technology fees to 0.65%. For the years ended June 30, 2014 and 2013, those charges were $270,000 and $236,000, respectively.

HOTEL MANAGEMENT COMPANY AGREEMENT

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. The agreement was effective for a term of ten years, unless the agreement was extended or earlier terminated as provided in the agreement. Under the management agreement, the Partnership was required to pay the base management fees of up to 2.5% of gross operating revenues of the Hotel (i.e., room, food and beverage, and other operating departments) for the fiscal year. Of that amount, 1.75% of the gross operating revenues was paid monthly. The balance or 0.75% was paid only to the extent that the partially adjusted net operating income (net operating income less capital expenditures) for the fiscal year exceeded the amount of the Hotel’s return for the fiscal year. The base management fee was limited to 1.75% for the period ended January 31, 2014 and year ended June 30, 2013, respectively. In January 2014 the Partnership amended the management agreement to a fixed rate of $20,000 per month. It can also earn an incentive fee of $10,500 for each month that the revenues per room of the Hotel exceed the average revenues per room of a defined set of competing hotels. Management fees paid to Prism during the years ended June 30, 2014 and 2013 were $579,000 and $754,000, respectively.

Effective December 1, 2013, GMP Management, Inc. (GMP), a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement. The management agreement with GMP has a term of 3 years, but may be terminated earlier by the Partnership for cause. Under the agreement, GMP is required to advise the Partnership on the management and operation of the hotel; administer the Partnership’s contracts, leases, agreements with hotel managers and franchisors and other contracts and agreements; provide administrative and asset management services, oversee financial reporting, and maintain offices at the Hotel in order to facilitate provision of services. GMP is paid an annual base management fee of $325,000 per year, increasing by 5% per year, payable in monthly installments, and to reimbursement for reasonable and necessary costs and expenses incurred by GMP in performing its obligations under the agreement. During the year ended June 30, 2014, GMP was reimbursed for $235,000, for the salaries, benefits and local payroll taxes for three key employees. Management fees paid to GMP during the year ended June 30, 2014 were $424,000.

GARAGE OPERATIONS

The Partnership formerly leased the Hotel’s parking garage from its owner, Evon, under a lease that was to expire in November 2010. Effective October 1, 2008, Justice and Evon entered into an installment sale agreement whereby Justice purchased all of Evon’s right, title, and interest in the remaining term of the garage lease and other related assets. Justice also agreed to assume Evon’s contract with Ace Parking Management, Inc. (Ace Parking) for the management of the garage.

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

The amendment provides that, if net operating income (NOI) from the garage operations exceeds $1,800,000 but is less than $2,000,000, then Ace Parking will be entitled to an Excess Profit Fee of one percent (1%) of the total annual NOI. If the annual NOI is $2,000,000 or higher, Ace Parking will be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI. The garage’s NOI exceeded the annual NOI of $2,000,000 for the years ended June 30, 2014 and 2013. Base Management and incentive fees to Ace Parking amounted to $44,000 for each of the years ended June 30, 2014 and 2013, respectively.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Partnership entered into an amended lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third floor space of the Hotel commonly known as the Chinese Cultural Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease.

The amended lease requires the Partnership to pay to the Foundation a monthly event space fee in the amount of $5,000 adjusted annually based on the local Consumer Price Index. The term of the amended lease expires on October 17, 2023, with an automatic extension for another 10 year term if the property continues to be operated as a hotel. This amendment allowed Justice to incorporate the third floor into the renovation of the Hotel resulting in a new ballroom for the joint use of the Hotel and new offices and a gallery for the Chinese Culture Center.

SALES AND REFINANCINGS OF REAL ESTATE PROPERTIES

In February 2014, the Company entered into a contract to sell its 249 unit apartment complex located in Austin, Texas and the adjacent unimproved land for $15,800,000. The purchase/sale agreement provides that purchaser can terminate the agreement with or without cause, however, the potential purchaser would forfeit the earnest money ($208,000) and additional consideration ($250,000) totaling $458,000. The purchaser also has the option to extend the agreement. As of August 31, 2014, the Company has received the $458,000. The Company is currently in the process of negotiating another extension of the purchase agreement.

In June 2014, the Company obtained a second mortgage on its 151-unit apartment located in Morris County, New Jersey in the amount of $2,740,000. The term of the loan is approximately 8 years with the interest rate fixed at 4.51%. The loan matures in August 2022.

In June 2014, the Company obtained a seven month extension of its $992,000 mortgage note payable on the first commercial building located in Los Angeles, California that matured in June 2014. The loan was extended to January 2015. Interest rate on the note remains the same.

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

REAL ESTATE PROPERTY MANAGEMENT

In July 2014, the Company terminated its property management agreement with the professional third party property and asset management company that managed its properties located outside of California. Beginning August 2014, the Company began managing its five properties located outside of California in-house, while the properties located in California are still being managed by a third party property management company, with exception to the two commercial buildings which are also managed in-house.

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

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2014, the Company had other investments of $15,837,000.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2014, the Company had obligations for securities sold (equities short) of $175,000.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2014, the Company had a margin balance of $2,925,000 and incurred $618,000 and $635,000 in margin interest expense during the years ended June 30, 2014 and 2013, respectively.

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

Further information with respect to investment in marketable securities and other investments of the Company is set forth in Management Discussion and Analysis of Financial Condition and Results of Operations section and Notes 5 and 6 of the Notes to Consolidated Financial Statements.

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

The Hotel is also subject to certain operating risks common to all of the hotel industry, which could adversely impact performance. These risks include:

•	Competition for guests and meetings from other hotels including competition and pricing pressure from internet wholesalers and distributors;

•	increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

•	labor strikes, disruptions or lock outs;

•	dependence on demand from business and leisure travelers, which may fluctuate and is seasonal;

•	increases in energy costs, cost of fuel, airline fares and other expenses related to travel, which may negatively affect traveling;

•	terrorism, terrorism alerts and warnings, wars and other military actions, pandemics or other medical events or warnings which may result in decreases in business and leisure travel;

•	natural disasters; and

•	adverse effects of downturns and recessionary conditions in international, national and/or local economies and market conditions.

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

EMPLOYEES

As of June 30, 2014, the Company had a total of 7 full-time employees in its corporate office. Effective July 2002, the Company entered into a client service agreement with Insperity, a professional employer organization serving as an off-site, full service human resource department for its corporate office. Insperity personnel management services are delivered by entering into a co-employment relationship with the Company’s employees. In July 2014, the Company terminated its relationship with Insperity and entered into a client service agreement with ADP, another professional employer organization that provides similar services. The agreement with ADP began in August 2014. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

The administrative and accounting employees of Justice and management of the Hotel are not unionized and the Company believes that their relationships with the Hotel are satisfactory and consistent with the market in San Francisco.

As of June 30, 2014, the Partnership had approximately 268 employees. Approximately 72% of those employees were represented by one of three labor unions, and their terms of employment were determined under collective bargaining agreements (CBAs). During the year ended June 30, 2014, CBAs for the Local 2 (Hotel and Restaurant Employees), Local 856 (International Brotherhood of Teamsters), and Local 39 (stationary engineers) were renewed. Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Partnership.

The Partnership expects and anticipates that the terms and conditions of the CBAs will have an impact on wage and benefit costs, operating expenses, and certain Hotel operations during the life of each CBA, and these terms and conditions are taken into account in the Hotel operating and budgetary practices.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned directly by the Partnership. The Hotel is centrally located near the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away. Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 543 well-appointed guest rooms and luxury suites situated on 22 floors. The third floor houses the Chinese Culture Center and grand ballroom. The Hotel has approximately 15,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the Partnership, is included in the lease to the Chinese Culture Center.

Since the Hotel recently completed renovations, there is no present program for any further major renovations; however, the Partnership expects to expend at least 4% of gross annual Hotel revenues each year for capital improvements and requirements. In the opinion of management, the Hotel is adequately covered by insurance.

HOTEL FINANCINGS

On December 18, 2013: (i) Justice Operating Company, LLC, a Delaware limited liability company (“Operating”), entered into a loan agreement (“Mortgage Loan Agreement”) with Bank of America (“Mortgage Lender”); and (ii) Justice Mezzanine Company, a Delaware limited liability company (“Mezzanine”), entered into a mezzanine loan agreement (“Mezzanine Loan Agreement” and, together with the Mortgage Loan Agreement, the “Loan Agreements”) with ISBI San Francisco Mezz Lender LLC (“Mezzanine Lender” and, together with Mortgage Lender, the “Lenders”). The Partnership is the sole member of Mezzanine, and Mezzanine is the sole member of Operating.

The Loan Agreements provide for a $97,000,000 Mortgage Loan and a $20,000,000 Mezzanine Loan. The proceeds of the Loan Agreements were used to fund the redemption of limited partnership interests described above and the pay-off of the prior mortgage.

The Mortgage Loan is secured by the Partnership’s principal asset, the Hilton San Francisco-Financial District (the “Property”). The Mortgage Loan bears an interest rate of 5.28% per annum and matures on January 1, 2024. The term of the Mortgage Loan is 10 years with interest only due in the first three years and equal monthly principal and interest payments based upon a 30 year amortization schedule for the remaining seven years of the Mortgage Loan term. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of Mortgage Lender.

The Mezzanine Loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The Mezzanine Loan bears interest at 9.75% per annum and matures on January 1, 2024. Interest only payments are due monthly. As additional security for the Mezzanine Loan, there is a limited guaranty executed by the Company in favor of Mezzanine Lender (the “Mezzanine Guaranty” and, together with the Mortgage Guaranty, the “Guaranties”).

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties will be full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Company is required to maintain a certain minimum net worth and liquidity. As of June 30, 2014, the Company is in compliance with both requirements.

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

On July 27, 2005, Justice entered into a first mortgage loan with The Prudential Insurance Company of America in a principal amount of $30,000,000 (the “Prudential Loan”). The term of the Prudential Loan is for 120 months at a fixed interest rate of 5.22% per annum. The Prudential Loan calls for monthly installments of principal and interest in the amount of approximately $165,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a first deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Prudential Loan is without recourse to the limited and general partners of Justice. This loan was paid off in full on December 18, 2013 in connection to the refinancing of the loans and partnership redemption.

In March 2007, Justice entered into a second mortgage loan with The Prudential Insurance Company of America (the “Second Prudential Loan”) in a principal amount of $19,000,000. The term of the Second Prudential Loan is for approximately 100 months and matures on August 5, 2015, the same date as the Partnership’s first mortgage loan with Prudential. The Second Prudential Loan is at a fixed interest rate of 6.42% per annum and calls for monthly installments of principal and interest in the amount of approximately $119,000, calculated on a 30-year amortization schedule. The Loan is collateralized by a second deed of trust on the Partnership’s Hotel property, including all improvements and personal property thereon and an assignment of all present and future leases and rents. The Loan is without recourse to the limited and general partners of Justice. This loan was paid off in full on December 18, 2013 in connection to the refinancing of the loans and partnership redemption.

RENTAL PROPERTIES

As June 30, 2014, the Company's investment in real estate consisted of twenty one properties located throughout the United States, with a concentration in Texas and Southern California. These properties include seventeen apartment complexes, two single-family houses as strategic investments and two commercial real estate properties. All properties are operating properties. In addition to the properties, the Company owns approximately 4.1 acres of unimproved real estate in Texas and 2 acres of unimproved land in Maui, Hawaii.

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

In July 2014, both agreements with IPS and Delta Alliance were terminated and the Company brought the management of the properties located outside of California back in-house. During the year ended June 30, 2014, total management fees paid to these two firms totaled $381,000.

Effective August 1, 2005, the Company entered into a Management Agreement with Century West Properties, Inc. (“Century West”) to act as an agent of the Company to rent and manage all of the Company’s residential rental properties in the Los Angeles, California area. The Management Agreement with Century West was for an original term of twelve months ending on July 31, 2006 and continues on a month-to-month basis, until terminated upon 30 days prior written notice. The Management Agreement provides for a monthly fee equal to 4% of the monthly gross receipts from the properties with resident managers and a fee of 4 1/2% of monthly gross receipts for properties without resident managers. During the years ended June 30, 2014 and 2013, the management fees were $159,000 and $138,000, respectively.

In the opinion of management, each of the properties is adequately covered by insurance. None of the properties are subject to foreclosure proceedings or litigation, other than such litigation incurred in the normal course of business. The Company's residential rental property leases are short-term leases, with no lease extending beyond one year.

Description of Properties

Las Colinas, Texas. The Las Colinas property is a water front apartment community along Beaver Creek that was developed in 1993 with 358 units on approximately 15.6 acres of land. The Company acquired the complex on April 30, 2004 for approximately $27,145,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. Real estate property taxes for the year ended June 30, 2014 were approximately $694,000. The outstanding mortgage balance was approximately $18,970,000 at June 30, 2014 and the maturity date of the mortgage is December 1, 2022.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2014 were approximately $216,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $10,279,000 at June 30, 2014 and the maturity date of the mortgage is July 31, 2022. In June 2014, the Company obtained a second mortgage on this property in the amount of $2,740,000. The term of the loan is approximately 8 years with the interest rate fixed at 4.51%. The loan matures in August 2022.

St. Louis, Missouri. The St. Louis property is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2014, real estate property taxes were approximately $147,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,943,000 at June 30, 2014 and the maturity date of the mortgage is May 31, 2023.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2014, real estate property taxes were approximately $46,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $3,722,000 at June 30, 2014 and the maturity date of the mortgage is July 1, 2014.

Austin, Texas. The Austin property is a two-story project with 249 units on approximately 7.8 acres. The Company acquired the complex with 190 units on November 18, 1999 for $4,150,000. The Company also acquired an adjacent complex with 59 units on January 8, 2002 for $1,681,000. For the year ended June 30, 2014, real estate taxes were approximately $224,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $6,505,000 at June 30, 2014 and the maturity date of the mortgage is July 1, 2023. The Company also owns approximately 4.1 acres of unimproved land and a single family house adjacent to this property.

Los Angeles, California. The Company owns two commercial properties, twelve apartment complexes, and two single-family houses in the general area of West Los Angeles.

The first Los Angeles commercial property is a 5,500 square foot, two story building that served as the Company's corporate offices until it was leased out, effective October 1, 2009 and the Company leased a new space for its corporate office. The Company acquired the building on March 4, 1999 for $1,876,000. The property taxes for the year ended June 30, 2014 were approximately $30,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $992,000 at June 30, 2014. In June 2014, the Company obtained a seven month extension on this mortgage that matured in June 2014. The loan was extended to January 2015. Interest rate on the note remains the same.

The second Los Angeles commercial property is a 5,900 square foot commercial building. The Company acquired the building on September 15, 2000 for $1,758,000. The property taxes for the year ended June 30, 2014 were approximately $14,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In April 2014, the Company refinanced its $526,000 mortgage note payable for a new 3-year interest only mortgage in the amount of $1,100,000. The Company received net proceeds of $556,000. The interest rate on the new loan is fixed at 3.25% per annum and the note matures in May 2017.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30,

2013, real estate property taxes were approximately $21,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,008,000 at June 30, 2014 and the maturity date of the mortgage is January 1, 2022.

The second Los Angeles apartment complex is a 29,000 square foot three-story apartment with 27 units. This complex is held by Intergroup Woodland Village, Inc. ("Woodland Village"), which is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000. For the year ended June 30, 2014, real estate property taxes were approximately $61,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $3,084,000 at June 30, 2014 and the maturity date of the mortgage is December 1, 2020.

The third Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2014, real estate property taxes were approximately $35,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,780,000 at June 30, 2014 and the maturity date of the mortgage is March 1, 2021.

The fourth Los Angeles apartment complex is a 10,500 square foot apartment with 9 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2014, real estate property taxes were approximately $27,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,213,000 at June 30, 2014 and the maturity date of the mortgage is March 1, 2021.

The fifth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2014, real estate property taxes were approximately $107,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,475,000 at June 30, 2014 and the maturity date of the mortgage is December 1, 2020.

The sixth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2014, real estate property taxes were approximately $69,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $6,399,000 at June 30, 2014 and the maturity date of the mortgage is September 1, 2022.

The seventh Los Angeles apartment complex is a 3,000 square foot apartment with 4 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2014, real estate property taxes were approximately $16,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $383,000 at June 30, 2014 and the maturity date of the mortgage is September 1, 2042.

The eighth Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2014, real estate property taxes were approximately $15,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $648,000 at June 30, 2014 and the maturity date of the mortgage is September 1, 2042.

The ninth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2014, real estate property taxes were approximately $21,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $949,000 at June 30, 2014 and the maturity date of the mortgage is September 1, 2042.

The tenth Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2014, real estate property taxes were approximately $19,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In July 2013, the Company refinanced its $466,000 adjustable rate mortgage note payable on this property for a new 30-year mortgage in the amount of $500,000. The interest rate on the new loan is fixed at 3.50% per annum for the first five years and variable for the remaining of the term. The note matures in July 2043. The outstanding mortgage balance was approximately $491,000 at June 30, 2014

The eleventh Los Angeles apartment complex, which is owned 100% by the Company’s subsidiary Santa Fe, is a 4,200 square foot two-story apartment with 2 units. Santa Fe acquired the property on February 1, 2002 at an initial cost of approximately $785,000. For the year ended June 30, 2014, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method based upon an estimated useful Life of 40 years. The outstanding mortgage balance was approximately $388,000 at June 30, 2014 and the maturity date of the mortgage is September 1, 2042.

The twelfth apartment which is located in Marina del Rey, California, is a 6,316 square foot two-story apartment with 9 units. The Company acquired the property on April 29, 2011 at an initial cost of approximately $4,000,000. For the year ended June 30, 2014, real estate property taxes were approximately $52,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. The outstanding mortgage balance was approximately $1,427,000 at June 30, 2014 and the maturity date of the mortgage is May 1, 2021.

The first Los Angeles single-family house is a 2,771 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. For the year ended June 30, 2014, real estate property taxes were approximately $10,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $417,000 at June 30, 2014 and the maturity date of the mortgage is September 1, 2042.

The second Los Angeles single-family house is a 2,201 square foot home. The Company acquired the property on August 22, 2003 at an initial cost of approximately $700,000. For the year ended June 30, 2014, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $445,000 at June 30, 2014 and the maturity date of the mortgage is September 1, 2042.

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

ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) and the physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for each of the Company's operating properties for fiscal year ended June 30, 2014 are provided below.

	Economic	Physical
Property	Occupancy	Occupancy
1. Las Colinas,TX	80%	95%
2. Morris County, NJ	92%	98%
3. St. Louis, MO	80%	90%
4. Florence, KY	80%	90%
5. Austin, TX	88%	95%
6. Los Angeles, CA (1)	83%	97%
7. Los Angeles, CA (2)	77%	97%
8. Los Angeles, CA (3)	96%	97%
9. Los Angeles, CA (4)	98%	98%
10. Los Angeles, CA (5)	74%	97%
11. Los Angeles, CA (6)	96%	97%
12. Los Angeles, CA (7)	89%	91%
13. Los Angeles, CA (8)	92%	92%
14. Los Angeles, CA (9)	80%	85%
15. Los Angeles, CA (10)	93%	94%
16. Los Angeles, CA (11)	100%	100%
17. Marina del Rey, CA (12)	85%	97%

The Company’s Los Angeles, California properties are subject to various rent control laws, ordinances and regulations which impact the Company’s ability to adjust and achieve higher rental rates.

One of the Company’s two commercial properties in Los Angeles, California is currently leased. This lease ends in September 2014. The second commercial building was leased in August 2014.

Item 3. Legal Proceedings.

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

In February 2013, the Partnership agreed to settle the class action lawsuit for $525,000. The amount was accrued as of June 30, 2013 and is included as part of “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet. Prism Hotels L.P. agreed to reimburse the Partnership for 50% of the total amount of the settlement and pay up to $300,000 of legal fees and defense costs incurred in defense of the lawsuit. During fiscal 2013, the Partnership incurred legal costs of $365,000 associated with the lawsuit, of which Prism agreed to pay $300,000 in accordance with the agreement. The amount due to Prism at June 30, 2013 for the management fee was applied against the receivable for the reimbursement of the settlement and legal costs. The Partnership insurance carrier awarded $225,000 in insurance proceeds as a result of a claim related to the settlement. Of the total proceeds, 50%, or $112,500, was allocated to the Partnership and the remaining amount was allocated to Prism. The insurance reimbursement awarded to the Partnership was offset against the related legal expense included as part of “General and administrative” expenses in the statements of income and partners’ accumulated deficit. During the year ended June 30, 2014 the Partnership paid the entire settlement of $525,000.

The City of San Francisco’s Tax Collector’s office has claimed that Justice owes the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector. The Company paid the full amount in March 2014 as part of the appeals process but is reflecting the amount on the balance sheet in “Other Assets, Net” as it is currently under protest.

Several legal matters are pending relating to the redemption transaction described in Note 2 of the consolidated financial statements. As previously stated in Note 2, on December 17, 2013, Documentary Transfer Tax of approximately $4.7 million was paid to the City and County of San Francisco (“CCSF”). CCSF required payment of the Documentary Transfer Tax as a condition to record the transfer of the Hotel to Operating and other documents related to the Loan Agreements. While the Partnership believes the amount of Documentary Transfer tax that was assessed by CCSF was incorrect, the tax was paid, under protest, to allow for the consummation of the redemption transaction, the Loan Agreements and the recording of all related documents. The Partnership has challenged CCSF’s imposition of the tax and filed a refund claim with the CCSF. No prediction can be made as to whether CCSF’s calculation of the tax will be upheld, or whether any portion of the tax will be refunded.

On February 13, 2014, Evon filed a complaint in San Francisco Superior Court against the Partnership, Portsmouth, and a limited partner and related party asserting contract and tort claims based on Justice’s withholding of $4.7 million from a payment due to Holdings to pay the transfer tax described in Note 2 and Note 18 of the consolidated financial statements. On April 1, 2014, Defendants removed the action to the United States District Court for the Northern District of California. Evon dismissed its complaint on April 8, 2014 and, that same day, filed a second complaint in San Francisco Superior Court substantially similar to the dismissed complaint, except for the omission of a federal cause of action. Evon’s current operative complaint in the action asserts causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing against Justice only; breach of fiduciary duty against Portsmouth only; conversion against Justice and Portsmouth; and fraud/concealment against Justice, Portsmouth and a Justice limited partner and related party. In July 2014, Justice paid to Holdings a total of $4.7 million, the amount Evon claims was incorrectly withheld from Holdings to pay the transfer tax described in Note 18 of the consolidated financial statements. No prediction can be given as to the ultimate outcome of this matter.

On April 21, 2014, the Partnership commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the “Respondents”) in connection with the redemption transaction. The arbitration is pending before JAMS in Los Angeles. No prediction can be given as to the outcome of this matter.

On June 27, 2014, the Partnership commenced an action in San Francisco Superior Court against Evon, Holdings, and those partners who elected the alternative redemption structure. The action seeks a declaration of the correct interpretation of (i) the special allocations sections of the Amended and Restated Agreement of Limited Partnership of Justice Investors, a California Limited Partnership, with an effective date of January 1, 2013; and (ii) whether certain partners who elected the alternative redemption structure breached the governing Limited Partnership Interest Redemption Option Agreement. The complaint states that these declarations are relevant to preparation of the Partnership’s 2013 and 2014 state and federal tax returns and the associated Forms K-1 to be issued to affected current and former partners. No prediction can be given as to the outcome of this matter.

The Partnership has timely filed its 2013 federal and state partnership income tax returns, however, depending on the ultimate outcome of the Partnership’s declaratory relief action filed in San Francisco Superior Court, the Partnership’s 2013 federal and state partnership income tax returns may be amended.

The Company is also involved from time to time in various claims in the ordinary course of business. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

The Company's Common Stock is listed and trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market, LLC under the symbol: “INTG”. The following table sets forth the high and low sales prices for the Company’s common stock for each quarter of the last two fiscal years ended June 30, 2014 and 2013 as reported by NASDAQ.

Fiscal 2014	High	Low

First Quarter (7/ 1 to 9/30)	$21.01	$18.02
Second Quarter (10/1 to 12/31)	$20.04	$18.30
Third Quarter (1/1 to 3/31)	$19.43	$18.31
Fourth Quarter (4/1 to 6/30)	$19.49	$17.18

Fiscal 2013	High	Low

First Quarter (7/ 1 to 9/30)	$24.00	$21.91
Second Quarter (10/1 to 12/31)	$23.81	$18.01
Third Quarter (1/1 to 3/31)	$23.90	$19.91
Fourth Quarter (4/1 to 6/30)	$23.50	$20.00

As of June 30, 2014, the approximate number of holders of record of the Company’s Common Stock was 328. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in names of various brokers, clearing agencies or other nominees.

DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

This information appears in Part III, Item 12 of this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not have any purchases of its common stock for its own account, during the fourth quarter of its fiscal year ending June 30, 2014:

The Company has only one stock repurchase program. The program was initially announced on January 13, 1998 and was amended on February 10, 2003, October 12, 2004 and June 3, 2009. The total number of shares authorized to be repurchased pursuant to those prior authorizations was 995,000, adjusted for stock splits. On November 15, 2012, the Board of Directors authorized the Company to purchase up to an additional 100,000 shares of Company’s common stock. As of June, 30, 2014, that total amount of shares authorized for repurchase is approximately 97,000. The purchases will be made, in the discretion of management, from time to time, in the open market or through privately negotiated third party transactions depending on market conditions and other factors. The Company’s repurchase program has no expiration date and can be amended and increased, from time to time, in the discretion of the Board of Directors. No plan or program expired during the period covered by the table.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

As of June 30, 2014, the Company owned approximately 80.9% of the common shares of its subsidiary, Santa Fe and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 12.9% of the common shares of Portsmouth. The Company's principal sources of revenue continue to be derived from the general and limited partnership interests of its subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. Justice owns a 543 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

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

In December 2013, the Partnership determined to restructure its ownership to facilitate a refinancing of the Hotel and redeem the interests of certain Partners, including Evon. In the course of this refinancing, restructuring and redemption, the Partnership created Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”). Holdings and Mezzanine are both a wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the Mezzanine borrower and in December 2013, the Partnership conveyed ownership of the Hotel to Operating.

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth and the Loan Agreements, as defined below. In addition, the Partnership approved amendments to the Amended and Restated Agreement of Limited Partnership, which amendments became effective upon the completion of the Offer to Redeem and the consummation of the Loan Agreements. Such amendments are described below. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests now controls approximately 93% of the voting interest in Justice and is now its sole General Partner.

Pursuant to the Offer to Redeem, the Partnership has accepted tenders, for cash, from Evon, a general partner and seventy-three of the limited partners representing approximately 29.173% of partnership interests outstanding prior to the Offer to Redeem for $1,385,000 for each 1% tendered. On December 19, 2013, Justice distributed the amounts due each of these former partners pursuant to the terms of the tender offer.

In addition, the Partnership has accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in an alternate redemption structure. Under that alternative redemption structure, the Partnership paid to Holdings $1,385,000 for each 1% tendered. Those partners who elected the alternative redemption structure may within 12 months of December 18, 2013, designate property for Holdings to purchase and then require Holdings to transfer that property to the partner in redemption of that partner’s interest in the Partnership. The governing agreement also provides for other possible methods of redeeming the interests of the partners who elected the alternate redemption structure. During the year ended June 30, 2014, a total of $2,928,000 was redeemed under the alternative redemption structure. As of June 30, 2014, the current and deferred payments related to the alternative redemption structure, which are held by Justice’s wholly owned subsidiary, Holdings, are classified as restricted cash and, together with the expenses discussed below, total $16,163,000 and are classified on the balance sheet as redemption payable.

The Partnership incurred approximately $6,681,000 in restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $431,000 in legal, accounting and other professional expenses, and payment of a Documentary Transfer Tax of approximately $4.7 million to the City and County of San Francisco (“CCSF”). CCSF required payment of the Documentary Transfer Tax as a condition to record the transfer of the Hotel to Operating and other documents related to the Loan Agreements. While the Partnership believes the amount of Documentary Transfer tax that was assessed by CCSF was incorrect, the tax was paid, under protest, to allow for the consummation of the redemption transaction, the Loan Agreements and the recording of all related documents. The Partnership has challenged CCSF’s imposition of the tax and filed a refund claim with the CCSF. No prediction can be made as to whether CCSF’s calculation of the tax will be upheld, or whether any portion of the tax will be refunded.

In connection with the Offer to Redeem, the Partnership retired existing debt and replaced it with lower-yielding loans, the proceeds of which were used to fund the Offer to Redeem and to provide for additional working capital for the Hotel. The Partnership incurred a loss on the extinguishment of debt of $3,910,000 which included a yield maintenance (prepayment penalty) expense of $3,808,000 and a write-off of capitalized loan costs on the refinanced debt of approximately $102,000.

As a result of the ownership structure implemented in December 2013, the Partnership is the indirect sole owner of a 543-room hotel property located at 750 Kearny Street, San Francisco, California, now known as the Hilton San Francisco Financial District (the Hotel) and related facilities including a five level underground parking garage. The Hotel is operated by Operating as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Operating also has a Management Agreement with Prism Hospitality L.P. (Prism) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership owner. Effective January 2014, the management agreement with Prism was amended by the Partnership. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause.

The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. The term of the Agreement is for a period of 15 years commencing on January 12, 2006, with an option to extend the license term for another five years, subject to certain conditions. Justice also has a Management Agreement with Prism to perform the day-to-day management functions of the Hotel.

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. Properties include seventeen apartment complexes, two commercial real estate properties, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company’s operating real estate properties with exception of the two commercial properties were managed by professional third party property management companies. In July 2014, the Company terminated its property and asset management agreements with the professional third party property management company that managed its properties located outside of California. Beginning August 2014, the Company began managing its five properties located outside of California in-house, while the properties located in California are still being managed by a third party property management company, with exception to the two commercial buildings which are also managed in-house.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.

Fiscal Year Ended June 30, 2014 Compared to Fiscal Year Ended June 30, 2013

The Company had a net loss of $6,748,000 for the year ended June 30, 2014 compared to net income of $625,000 for the year ended June 30, 2013. The significant change in the net (loss) income is primarily attributable to the costs related to the restructuring and redemption of the limited partners of Justice Investors and the related refinancing of the mortgage note on the Hotel. This is partially offset by the continued improvement of Hotel operations prior to the non-recurring expenses and to a lesser extent, improvement in the real estate operations and gains on marketable securities.

The Company had net loss from Hotel operations of $10,664,000 for the fiscal year ended June 30, 2014, compared to net income of $2,864,000 for the fiscal year ended June 30, 2013. The change in the net (loss) income is primarily attributable the costs related to the restructuring and the redemption of the limited partners of Justice and the related refinancing of the mortgage note on the Hotel. This is partially offset by the increase revenues at the Hotel resulting from higher average room rates partially offset by the related increase in operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2014 and 2013.

For the year ended June 30,	2014	2013
Hotel revenues:
Hotel rooms	$41,502,000	$36,378,000
Food and beverage	5,862,000	6,617,000
Garage	2,893,000	2,786,000
Other operating departments	706,000	784,000
Total hotel revenues	50,963,000	46,565,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(40,805,000)	(38,635,000)
Operating income before non-recurring charges, interest and depreciation and amortization	10,158,000	7,930,000
Hotel restructuring costs	(6,681,000)	-
Hotel occupancy tax - penalty fees	(1,278,000)	-
Income before loss on extinguishment of debt, loss on disposal of assets , interest, depreciation and amortization	2,199,000	7,930,000
Loss on extinguishment of debt	(3,910,000)	-
Loss on disposal of assets	(1,092,000)	-
Interest expense - mortgage	(4,960,000)	(2,612,000)
Interest expense - occupancy tax	(328,000)	-
Depreciation and amortization expense	(2,573,000)	(2,454,000)

Net (loss) income from Hotel operations	$(10,664,000)	$2,864,000

For the year ended June 30, 2014, the Hotel generated operating income of $10,158,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $50,963,000 compared to operating income of $7,930,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $46,565,000 for the year ended June 30, 2013. Room revenues increased by $5,124,000 for the year ended June 30, 2014 compared to the year ended June 30, 2013 primarily as the result of higher room rates from the improving economy and increased tourism. Food and beverage revenues decreased by $755,000 due to the closing of certain outlets that were not profitable and garage revenues increased by $107,000 for the same period due to the increase in transient parking.

Major factors for the increase in operating expenses were an increase in contractual union wages and benefits in all operating departments and higher commissions paid for certain group and city-wide convention business in the current period. Franchise and management fees, which are based on a percentage of revenues, also increased as well as costs for certain promotions for Hilton Honors members during the current period. However, management fees which are based on a percentage of revenues, also decreased as the result of the new revised agreement. Justice paid a flat rate fee beginning in January of 2014.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the year ended June 30, 2014 and 2013.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2014	$229	92%	$209
2013	$205	90%	$184

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $24 for the year ended June 30, 2014 compared to the year ended June 30, 2013, while occupancy percentages increased to 92% from 90%. As a result, the Hotel was able to achieve a RevPAR number that was $25 higher than the comparative prior year period.

The Partnership incurred approximately $6,681,000 in restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $431,000 in legal, accounting and other professional expenses, and payment of a Documentary Transfer Tax of approximately $4.7 million to the City and County of San Francisco (“CCSF”). CCSF required payment of the Documentary Transfer Tax as a condition to record the transfer of the Hotel to Operating and other documents related to the Loan Agreements. While the Partnership believes the amount of Documentary Transfer tax that was assessed by CCSF was incorrect, the tax was paid, under protest, to allow for the consummation of the redemption transaction, the Loan Agreements and the recording of all related documents. The Partnership has challenged CCSF’s imposition of the tax and filed a refund claim with the CCSF. No prediction can be made as to whether CCSF’s calculation of the tax will be upheld, or whether any portion of the tax will be refunded.

In connection with the Offer to Redeem, the Partnership retired existing debt and replaced it with lower-yielding loans, the proceeds of which were used to fund the Offer to Redeem and to provide for additional working capital for the Hotel. The Partnership incurred a loss on the extinguishment of debt of $3,910,000 which included a yield maintenance (prepayment penalty) expense of $3,808,000 and a write-off of capitalized loan costs on the refinanced debt of approximately $102,000.

The City of San Francisco’s Tax Collector’s office has claimed that Justice owes the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector. The Company paid the full amount in March 2014 as part of the appeals process but is reflecting the amount on the balance sheet in “Other Assets, Net” as it is currently under protest.

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

Revenue from real estate operations increased to $16,332,000 for the year ended June 30, 2014 from $15,474,000 for the year ended June 30, 2013. The increase in real estate revenues is primarily due to improved occupancy and increased rents at our properties and a one-time $249,000 storm damage insurance claim received by the Company on three of its properties. Real estate operating expenses increased to $8,982,000 for the year ended June 30, 2014 from $8,529,000 for the year ended June 30, 2013 primarily as the result of higher repairs and maintenance related costs. Mortgage interest expense related to real estate decreased to $3,026,000 for fiscal 2014 from $3,556,000 for fiscal 2013 as the result of management taking advantage of the lower interest rate environment and refinancing its largest mortgages during fiscal 2013 and also additional smaller mortgages in fiscal 2014. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies. In July 2014, the Company terminated its property management agreement with the professional third party property management company that managed its properties located outside of California. Beginning August 2014, the Company began managing its five properties located outside of California in-house, while the properties located in California are still being managed by a third party property management company, with exception to the two commercial buildings which are also managed in-house.

The Company had a net gain on marketable securities of $998,000 for the year ended June 30, 2014 compared to a net loss on marketable securities of $856,000 for the year ended June 30, 2013. For the year ended June 30, 2014, the Company had a net realized gain of $870,000 and a net unrealized gain of $128,000. For the year ended June 30, 2013, the Company had a net realized gain of $147,000 and a net unrealized loss of $1,003,000. Gains and losses on marketable securities and other investments may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s net income. However, the amount of gain or loss on marketable securities and other investments for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities please see the Marketable Securities section below.

During the year ended June 30, 2014, the Company had an unrealized gain of $181,000 related to other investments compared to an unrealized loss of $216,000 for the year ended June 30, 2013. The gain is due to the increase in the fair value of stock warrants.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit (expense) during the year ended June 30, 2014 and 2013 represents primarily the income tax effect on the Portsmouth’s pretax (loss) income which includes its share in net income (loss) of the Hotel. The Company’s tax benefit as a percentage of the Portsmouth’s income (loss) before income taxes has increased in fiscal 2014 due to the redemption and a larger ownership in Justice.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2014 and 2013, the Company had investments in marketable equity securities of $11,420,000 and $12,624,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of June 30, 2014		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$5,081,000	44.5%
Technology	1,395,000	12.2%
REITs and real estate companies	1,001,000	8.8%
Financial services	820,000	7.2%
Other	3,123,000	27.3%
	$11,420,000	100.0%

As of June 30, 2013		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$4,733,000	37.5%
Technology	2,698,000	21.4%
Financial services	2,261,000	17.9%
REITs and real estate companies	878,000	7.0%
Other	2,054,000	16.2%
	$12,624,000	100.0%

The Company’s investment portfolio is diversified with 35 different equity positions. The Company holds four equity securities that comprise of more than 10% of the equity value of the portfolio. The largest security represents 44.2% of the portfolio and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions. A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock. Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

The Company also holds a $13,231,000 investment in Comstock Series A-1 Convertible Preferred Stock which is carried at cost and included in Other investments, net.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2014	2013
Net gain (loss) on marketable securities	$998,000	$(856,000)
Net unrealized gain (loss) on other investments	181,000	(216,000)
Impairment loss on other investments	(101,000)	(105,000)
Dividend and interest income	1,064,000	1,082,000
Margin interest expense	(618,000)	(635,000)
Trading expenses	(1,181,000)	(1,073,000)
	$343,000	$(1,803,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations, and general partner management fees and limited partnership distributions from Justice Investors, its real estate operations and from the investment of its cash in marketable securities and other investments.

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth and the Loan Agreements, as defined below. In addition, the Partnership approved amendments to the Amended and Restated Agreement of Limited Partnership, which amendments became effective upon the completion of the Offer to Redeem and the consummation of the Loan Agreements. Such amendments are described below. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests now controls approximately 93% of the voting interest in Justice and is now its sole General Partner.

Pursuant to the Offer to Redeem, the Partnership has accepted tenders, for cash, from Evon, a general partner and seventy-three of the limited partners representing approximately 29.173% of partnership interests outstanding prior to the Offer to Redeem for $1,385,000 for each 1% tendered. On December 19, 2013, Justice distributed the amounts due each of these former partners pursuant to the terms of the tender offer.

In addition, the Partnership has accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in an alternate redemption structure. Under that alternative redemption structure, the Partnership paid to Holdings $1,385,000 for each 1% tendered. Those partners who elected the alternative redemption structure may within 12 months of December 18, 2013, designate property for Holdings to purchase and then require Holdings to transfer that property to the partner in redemption of that partner’s interest in the Partnership. The governing agreement also provides for other possible methods of redeeming the interests of the partners who elected the alternate redemption structure. As of June 30, 2014, the current and deferred payments related to the alternative redemption structure, which are held by Justice’s wholly owned subsidiary, Holdings, are classified as restricted cash and, together with the expenses discussed below, total $16,163,000 and are classified on the balance sheet as redemption payable.

The Partnership incurred approximately $6,681,000 in restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $431,000 in legal, accounting and other professional expenses, and payment of a Documentary Transfer Tax of approximately $4.7 million to the City and County of San Francisco (“CCSF”). CCSF required payment of the Documentary Transfer Tax as a condition to record the transfer of the Hotel to Operating and other documents related to the Loan Agreements. While the Partnership believes the amount of Documentary Transfer tax that was assessed by CCSF was incorrect, the tax was paid, under protest, to allow for the consummation of the redemption transaction, the Loan Agreements and the recording of all related documents. The Partnership has challenged CCSF’s imposition of the tax and filed a refund claim with the CCSF. No prediction can be made as to whether CCSF’s calculation of the tax will be upheld, or whether any portion of the tax will be refunded.

In connection with the Offer to Redeem, the Partnership retired existing debt and replaced it with lower-yielding loans, the proceeds of which were used to fund the Offer to Redeem and to provide for additional working capital for the Hotel. The Partnership incurred a loss on the extinguishment of debt of $3,910,000 which included a yield maintenance (prepayment penalty) expense of $3,808,000 and a write-off of capitalized loan costs on the refinanced debt of approximately $102,000.

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

The new Justice Compensation Agreement that became effective on December 1, 2008, when Portsmouth assumed the role of managing general partner of Justice, has provided additional cash flows to the Company. Under the new Compensation Agreement, Portsmouth is now entitled to 80% of the minimum base fee to be paid to the general partners of $285,000, while under the prior agreement, Portsmouth was entitled to receive only 20% of the minimum base fee. The general partner fees paid to Portsmouth for the year ended June 30, 2014 and 2013 was $475,000 and $401,000, respectively.

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

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (parent company of Portsmouth) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 20 of the notes to the consolidated financial statements.

In June 2014, the Company obtained a second mortgage on its 151-unit apartment located in Morris County, New Jersey in the amount of $2,740,000. The term of the loan is approximately 8 years with the interest rate fixed at 4.51%. The loan matures in August 2022.

In June 2014, the Company obtained a seven month extension of its $992,000 mortgage note payable on the first commercial building located in Los Angeles, California that matured in June 2014. The loan was extended to January 2015. Interest rate on the note remains the same.

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

Management believes that its cash, securities assets, real estate and the cash flows generated from those assets and from partnership distributions and management fees, will be adequate to meet the Company’s current and future obligations. Additionally, management believes there is significant appreciated value in the Hotel and other real estate properties to support additional borrowings if necessary.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$192,360,000	$2,679,000	$5,064,000	$2,289,000	$3,088,000	$3,239,000	$176,001,000
Other notes payable	282,000	166,000	66,000	50,000	-	-	-
Interest	79,924,000	10,311,000	10,098,000	9,964,000	9,397,000	8,740,000	31,414,000
Total	$272,566,000	$13,156,000	$15,228,000	$12,303,000	$12,485,000	$11,979,000	$207,415,000

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The Intergroup Corporation:

We have audited the accompanying consolidated balance sheets of The InterGroup Corporation and its subsidiaries (the Company) As of June 30, 2014 and 2013, and the related consolidated statements of operations, shareholders’ (deficit) equity and cash flows for each of the years in the two-year period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The InterGroup Corporation and its subsidiaries as of June 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

September 26, 2014

THE INTERGROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30,	2014	2013

ASSETS
Investment in hotel, net	$41,897,000	$41,728,000
Investment in real estate, net	63,697,000	65,262,000
Investment in marketable securities	11,420,000	12,624,000
Other investments, net	15,837,000	15,280,000
Cash and cash equivalents	4,705,000	1,453,000
Restricted cash - redemption	16,163,000	-
Restricted cash	3,982,000	2,448,000
Other assets, net	7,759,000	5,891,000

Total assets	$165,460,000	$144,686,000

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Liabilities:
Accounts payable and other liabilities	$4,083,000	$3,666,000
Accounts payable and other liabilities - hotel	15,161,000	8,804,000
Redemption payable	16,163,000	-
Due to securities broker	2,925,000	2,762,000
Obligations for securities sold	175,000	2,565,000
Other notes payable	282,000	1,595,000
Mortgage notes payable - hotel	117,000,000	43,413,000
Mortgage notes payable - real estate	75,360,000	73,512,000
Deferred income taxes	943,000	4,617,000
Total liabilities	232,092,000	140,934,000

Commitments and contingencies

Shareholders' (deficit) equity:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,383,364 and 3,363,361 issued; 2,381,638 and 2,361,835 outstanding, respectively	33,000	33,000
Additional paid-in capital	10,092,000	9,714,000
Retained earnings (Accumulated deficit)	(39,401,000)	9,899,000
Treasury stock, at cost, 1,001,726 and 1,001,526 shares	(11,818,000)	(11,813,000)
Total InterGroup shareholders' (deficit) equity	(41,094,000)	7,833,000
Noncontrolling interest	(25,538,000)	(4,081,000)
Total shareholders' (deficit) equity	(66,632,000)	3,752,000

Total liabilities and shareholders' equity	$165,460,000	$144,686,000

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2014	2013
Revenues:
Hotel	$50,963,000	$46,565,000
Real estate	16,332,000	15,474,000
Total revenues	67,295,000	62,039,000
Costs and operating expenses:
Hotel operating expenses	(40,805,000)	(38,635,000)
Hotel restructuring costs	(6,681,000)	-
Hotel occupancy tax - penalty fees	(1,278,000)	-
Real estate operating expenses	(8,982,000)	(8,529,000)
Depreciation and amortization expense	(4,723,000)	(4,577,000)
General and administrative expense	(2,168,000)	(1,949,000)

Total costs and operating expenses	(64,637,000)	(53,690,000)

Income from operations	2,658,000	8,349,000
Other income (expense):
Interest expense - mortgage	(7,986,000)	(6,168,000)
Interest expense - occupancy tax	(328,000)	-
Loss on extinguishment of debt	(3,910,000)	-
Loss on disposal of assets	(1,092,000)	-
Net gain (loss) on marketable securities	998,000	(856,000)
Net unrealized gain (loss) on other investments and derivatives	181,000	(216,000)
Impairment loss on other investments	(101,000)	(105,000)
Dividend and interest income	1,064,000	1,082,000
Trading and margin interest expense	(1,799,000)	(1,708,000)
Net other expense	(12,973,000)	(7,971,000)

Income (loss) before income taxes	(10,315,000)	378,000
Income tax benefit	3,567,000	247,000
Net (loss) income	(6,748,000)	625,000
Less: Net loss (income) attributable to the noncontrolling interest	2,056,000	(1,340,000)
Net loss attributable to InterGroup	$(4,692,000)	$(715,000)

Net (loss) income per share
Basic	$(2.85)	$0.27
Diluted	$(2.85)	$0.26
Net loss per share attributable to InterGroup
Basic	$(1.98)	$(0.30)
Diluted	$(1.98)	$(0.30)

Weighted average number of common shares outstanding	2,368,861	2,354,990
Weighted average number of diluted common shares outstanding	2,368,861	2,407,128

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

			Additional			InterGroup		Total
	Common Stock		Paid-in	Retained Earnings	Treasury	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Capital	(Accumulated Deficit)	Stock	Equity (Deficit)	Interest	Equity (Deficit)

Balance at June 30, 2012	3,346,588	$33,000	$9,417,000	$10,614,000	$(11,757,000)	$8,307,000	$(4,721,000)	$3,586,000

Net (loss) income	-	-	-	(715,000)	-	(715,000)	1,340,000	625,000

Issuance of stock for compensation	3,528	-	88,000	-	-	88,000	-	88,000

Issuance of stock related to stock options exercised	5,000	-	52,000	-	-	52,000	-	52,000

Conversion of RSU to stock	8,245	-	-	-	-	-	-	-

Stock options expense	-	-	324,000	-	-	324,000	-	324,000

Investment in Santa Fe	-	-	(105,000)	-	-	(105,000)	(51,000)	(156,000)

Investment in Portsmouth	-	-	(62,000)	-	-	(62,000)	(13,000)	(75,000)

Purchase of treasury stock	-	-	-	-	(56,000)	(56,000)	-	(56,000)

Distributions to noncontrolling interest		-	-	-	-	-	(600,000)	(600,000)

Dividends to noncontrolling interest		-	-	-	-	-	(36,000)	(36,000)

Balance at June 30, 2013	3,363,361	33,000	9,714,000	9,899,000	(11,813,000)	7,833,000	(4,081,000)	3,752,000

Net (loss) income	-	-	-	(4,692,000)	-	(4,692,000)	(2,056,000)	(6,748,000)

Redemption of limited partnership interest		-	-	(65,298,000)	-	(65,298,000)	1,146,000	(64,152,000)

Allocation of accumulated deficit of Justice to noncontrolling interest relating ot the redemption of limited parthership interests		-	-	20,690,000	-	20,690,000	(20,690,000)	-

Stock options expense	-	-	476,000	-	-	476,000	-	476,000

Issuance of stock for compensation	4,192	-	88,000	-	-	88,000	-	88,000

Issuance of stock related to stock options exercised	7,616	-	35,000	-	-	35,000	-	35,000

Conversion of RSU to stock	8,195	-	-	-	-	-	-	-

Investment in Santa Fe	-	-	(213,000)	-	-	(213,000)	137,000	(76,000)

Investment in Portsmouth	-	-	(8,000)	-	-	(8,000)	6,000	(2,000)

Purchase of treasury stock	-	-	-	-	(5,000)	(5,000)	-	(5,000)

Balance at June 30, 2014	3,383,364	$33,000	$10,092,000	$(39,401,000)	$(11,818,000)	$(41,094,000)	$(25,538,000)	$(66,632,000)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2014	2013
Cash flows from operating activities:
Net (loss) income	$(6,748,000)	$625,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net unrealized loss on marketable securities	128,000	1,003,000
Unrealized (gain) loss on other investments and derivative instruments	(181,000)	216,000
Impairment loss on other investments	101,000	105,000
Gain on insurance recovery	(249,000)	(404,000)
Loss on extinguishment of debt	3,910,000	-
Loss on disposal of assets	1,092,000	-
Depreciation and amortization	4,723,000	4,577,000
Stock compensation expense	564,000	412,000
Changes in assets and liabilities:
Investment in marketable securities	1,076,000	(4,646,000)
Other assets, net	(2,005,000)	(536,000)
Accounts payable and other liabilities	6,774,000	723,000
Due to securities broker	163,000	1,033,000
Obligations for securities sold	(2,390,000)	1,834,000
Deferred taxes	(3,674,000)	(364,000)
Net cash provided by operating activities	3,284,000	4,578,000

Cash flows from investing activities:
Investment in hotel, net	(3,696,000)	(3,486,000)
Investment in real estate, net	(337,000)	(1,930,000)
Proceeds from (payments for) other investments	(477,000)	60,000
Investment in Santa Fe	(76,000)	(156,000)
Investment in Portsmouth	(2,000)	(75,000)
Net cash used in investing activities	(4,588,000)	(5,587,000)

Cash flows from financing activities:
Proceeds from mortgage notes payable	156,660,000	39,240,000
Payments of mortgage and other notes payable	(86,448,000)	(37,767,000)
Restricted cash for redemption and mortgage impounds	(17,697,000)	(471,000)
Redemption payments and dividends to noncontrolling interest	(2,928,000)	-
Distributions to noncontrolling interest	(45,061,000)	(636,000)
Purchase of treasury stock	(5,000)	(56,000)
Proceeds from exercise of options	35,000	52,000
Net cash provided by financing activities	4,556,000	362,000

Net increase (decrease) in cash and cash equivalents	3,252,000	(647,000)
Cash and cash equivalents at the beginning of the year	1,453,000	2,100,000
Cash and cash equivalents at the end of the year	$4,705,000	$1,453,000

Supplemental information:
Income tax paid	$180,000	$327,000
Interest paid	$8,932,000	$6,803,000

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

As of June 30, 2014, the Company had the power to vote 84.8% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe’s primary business is conducted through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). Portsmouth has a 93% limited partnership interest in Justice and is the sole general partner. InterGroup also directly owns approximately 12.9% of the common stock of Portsmouth. The financial statements of Justice are consolidated with those of the Company.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership of real estate. Properties include apartment complexes, commercial real estate, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. The Company’s residential rental properties are managed by two professional third party property management companies.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2014 and 2013.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2014 and 2013.

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

Other Investments, Net

Other investments include non-marketable securities (carried at cost, net of any impairments loss), non –marketable warrants (carried at fair value) and certain convertible preferred securities, received in exchange for debt instruments, carried at a book basis, initially determined using the estimated fair value on the exchange date. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2014 and 2013, the Company recorded impairment losses related to other investments of $101,000 and $105,000, respectively. As of June 30, 2014 and 2013, the allowance for impairment losses was $4,727,000 and $4,626,000, respectively.

Derivative Financial Instruments

The Company has investments in stock warrants which are considered derivative instruments.

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

Restricted Cash

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement reserves for the operating properties. capital addition reserves for the Hotel, tenant security deposits that are invested in certificates of deposit and the funds held by Holdings to implement the alternate redemption structure for those partners who elected that structure.

Other Assets, Net

Other assets include accounts receivable, prepaid insurance, loan fees, franchise fees, license fees, inventory, occupancy tax deposits and other miscellaneous assets. Loan fees are stated at cost and amortized over the term of the loan using the effective interest method. Franchise fees are stated at cost and amortized over the life of the agreement (15 years). License fees are stated at cost and amortized over 10 years.

Accounts receivable from the Hotel and rental property customers are carried at cost less an allowance for doubtful accounts that is based on management’s assessment of the collectability of accounts receivable. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers. As of June 30, 2014 and 2013, the balance of allowance for doubtful accounts was $62,000 and $19,000, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $434,000 and $419,000 for the years ended June 30, 2014 and 2013, respectively.

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

Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income (loss) per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options and restricted stock units (RSUs). As of June 30, 2014, the Company had 37,738 stock options were considered potentially dilutive common shares. As of June 30, 2013, the Company had 52,138 stock options and RSUs that were considered potentially dilutive common shares. The basic and diluted earnings per share were the same for the year ended June 30, 2014 because the Company had a net loss.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standard Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 will become effective for the Company on July 1, 2014. The Company is currently evaluating the impact ASU 2013-11 but believes that this ASU will not have a significant impact on its Consolidated Financial Statements as it relates primarily as to how items are presented in the financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)”(“ASU 2014-08”). The amendments in ASU 2014-08 provide guidance for the recognition of discontinued operations, change the requirements for reporting discontinued operations in ASC 205-20, “Discontinued Operations” (“ASC 205-20”) and require additional disclosures about discontinued operations. ASU 2014-08 is effective for the Company for periods beginning after December 15, 2014. Early application is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact ASU 2014-08 but believes that this ASU will not have a significant impact on its Consolidated Financial Statements as it relates primarily as to how items are presented in the financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts from Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the Company for periods beginning after December 15, 2017. Early application is permitted for the annual reporting period beginning after December 15, 2016. The Company is currently evaluating the impact ASU 2014-09 will have on its Consolidated Financial Statements.

NOTE 2 - JUSTICE INVESTORS

On July 14, 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5” which was codified into ASC Topic 910-810, “Real Estate – General – Consolidation”, to amend the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9) to be consistent with the consensus in Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” which was codified into ASC 810-20, “Consolidation”, eliminated the concept of “important rights”(ASC Topic 970-810) and replaces it with the concepts of “kick out rights” and “substantive participating rights”. In accordance with guidance set forth in ASC Topic 970-20, Portsmouth has applied the principles of accounting applicable for investments in subsidiaries due to its substantial limited partnership interest and general partnership rights and has consolidated the financial statements of Justice with those of the Company effective as of July 1, 2006. For the years ended June 30, 2014 and 2013, the results of operations for Justice were consolidated with those of the Company.

Effective December 1, 2008, Portsmouth and Evon, as the two general partners of Justice, entered into a 2008 Amendment to the Limited Partnership agreement (the Amendment) that provided for a change in the respective roles of the general partners. Pursuant to the Amendment, Portsmouth assumed the role of managing general partner and Evon continued on as the co-general partner of Justice. The Amendment was ratified by approximately 98% of the limited partnership interests. The Partnership Agreement was amended and restated in its entirety to comply with the new provisions of the California Corporations Code known as the “Uniform Limited Partnership Act of 2008.” The Amendment did not result in any material modifications of the rights or obligations of the general and limited partners. The Amendment also provides that future amendments to the limited partnership agreement may be made only upon the consent of the general partners and at least seventy five percent (75%) of the interests of the limited partners. Consent of at least 75% of the interests of the limited partners is required to remove a general partner pursuant to the Amendment.

Concurrent with the Amendment, a new General Partner Compensation Agreement (the Compensation Agreement) was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreements for the general partners. Pursuant to the Compensation Agreement, the general partners of Justice will be entitled to receive an amount equal to 1.5% of the gross annual revenues of the partnership (as defined), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. In no event shall the annual compensation be less than a minimum base of approximately $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for its services as managing general partner and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base will be payable in equal fifty percent (50%) shares to Portsmouth and Evon. As described below, the Compensation Agreement was amended upon the completion of the Offer to Redeem on December 18, 2013.

In December 2013, the Partnership determined to restructure its ownership to facilitate a refinancing of the Hotel and redeem the interests of certain Partners, including Evon. In the course of this refinancing, restructuring and redemption, the Partnership created Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”). Holdings and Mezzanine are both a wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the Mezzanine borrower and in December 2013, the Partnership conveyed ownership of the Hotel to Operating.

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth and the Loan Agreements, as defined below. In addition, the Partnership approved amendments to the Amended and Restated Agreement of Limited Partnership, which amendments became effective upon the completion of the Offer to Redeem and the consummation of the Loan Agreements. Such amendments are described below. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests now controls approximately 93% of the voting interest in Justice and is now its sole General Partner.

Pursuant to the Offer to Redeem, the Partnership has accepted tenders, for cash, from Evon, a general partner and seventy-three of the limited partners representing approximately 29.173% of partnership interests outstanding prior to the Offer to Redeem for $1,385,000 for each 1% tendered. On December 19, 2013, Justice distributed the amounts due each of these former partners pursuant to the terms of the tender offer.

In addition, the Partnership has accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in an alternate redemption structure. Under that alternative redemption structure, the Partnership paid to Holdings $1,385,000 for each 1% tendered. Those partners who elected the alternative redemption structure may within 12 months of December 18, 2013, designate property for Holdings to purchase and then require Holdings to transfer that property to the partner in redemption of that partner’s interest in the Partnership. The governing agreement also provides for other possible methods of redeeming the interests of the partners who elected the alternate redemption structure. During the year ended June 30, 2014, a total of $2,928,000 was redeemed under the alternative redemption structure. As of June 30, 2014, the current and deferred payments related to the alternative redemption structure, which are held by Justice’s wholly owned subsidiary, Holdings, are classified as restricted cash and, together with the expenses discussed below, total $16,163,000 and are classified on the balance sheet as redemption payable.

The Partnership incurred approximately $6,681,000 in restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $431,000 in legal, accounting and other professional expenses, and payment of a Documentary Transfer Tax of approximately $4.7 million to the City and County of San Francisco (“CCSF”). CCSF required payment of the Documentary Transfer Tax as a condition to record the transfer of the Hotel to Operating and other documents related to the Loan Agreements. While the Partnership believes the amount of Documentary Transfer tax that was assessed by CCSF was incorrect, the tax was paid, under protest, to allow for the consummation of the redemption transaction, the Loan Agreements and the recording of all related documents. The Partnership has challenged CCSF’s imposition of the tax and filed a refund claim with the CCSF. No prediction can be made as to whether CCSF’s calculation of the tax will be upheld, or whether any portion of the tax will be refunded.

In connection with the Offer to Redeem, the Partnership retired existing debt and replaced it with lower-yielding loans, the proceeds of which were used to fund the Offer to Redeem and to provide for additional working capital for the Hotel. The Partnership incurred a loss on the extinguishment of debt of $3,910,000 which included a yield maintenance (prepayment penalty) expense of $3,808,000 and a write-off of capitalized loan costs on the refinanced debt of approximately $102,000.

As a result of the ownership structure implemented in December 2013, the Partnership is the indirect sole owner of a 543-room hotel property located at 750 Kearny Street, San Francisco, California, now known as the Hilton San Francisco Financial District (the Hotel) and related facilities including a five level underground parking garage. The Hotel is operated by Operating as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Operating also has a Management Agreement with Prism Hospitality L.P. (Prism) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership owner. Effective January 2014, the management agreement with Prism was amended by the Partnership. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause.

As of June 30, 2014, the Partnership had an accumulated deficit. That accumulated deficit is primarily attributable to the redemption of certain limited partners, effective December 18, 2013. The Partnership utilized the book value method to record the redemption of the limited partners. Under book value (bonus) method the remaining partners continue the existing partnership, recording no changes to the book values of the partnership's assets and liabilities. As a result, any revaluation of the existing partnership's assets or liabilities that might be undertaken is solely to determine the settlement price to the outgoing partner. The partner's withdrawal from the partnership is recorded by adjusting the remaining partners' capital accounts with the amount of the bonus, which is allocated according to their income sharing ratio. The amount of adjustment is equal to the difference between the settlement price paid to the withdrawing partner and the book value of his share of total partnership capital at the time he withdraws. Justice Partner’s capital was reduced by approximately $64.1 million for the redemption.

Management believes that the revenues and cash flows expected to be generated from the operations of the Hotel, garage and leases will be sufficient to meet all of the Partnership’s current and future obligations and financial requirements. Management also believes that there is significant appreciated value in the Hotel and other real estate properties in excess of the net book value to support additional borrowings, if necessary.

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2014	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	23,306,000	(20,072,000)	3,234,000
Building and improvements	59,828,000	(23,903,000)	35,925,000
	$85,872,000	$(43,975,000)	$41,897,000

		Accumulated	Net Book
June 30, 2013	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	22,271,000	(19,310,000)	2,961,000
Building and improvements	58,875,000	(22,846,000)	36,029,000
	$83,884,000	$(42,156,000)	$41,728,000

The Partnership leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases was $2,131,000 at June 30, 2014 and 2013. The accumulated depreciation on capital leases was $2,098,000 and $1,930,000 as of June 30, 2014 and 2013, respectively.

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

NOTE 4 - INVESTMENT IN REAL ESTATE, NET

At June 30, 2014, the Company's investment in real estate consisted of twenty-three properties located throughout the United States. These properties include eighteen apartment complexes, two single-family houses as strategic investments, and two commercial real estate properties. The Company also owns two unimproved real estate properties located in Austin, Texas and Maui, Hawaii.

Investment in real estate included the following:

As of June 30,	2014	2013
Land	$25,781,000	$25,781,000
Buildings, improvements and equipment	74,039,000	73,453,000
Accumulated depreciation	(36,123,000)	(33,972,000)
	$63,697,000	$65,262,000

In February 2014, the Company entered into a contract to sell its 249 unit apartment complex located in Austin, Texas and the adjacent unimproved land for $15,800,000. The purchase/sale agreement provides that purchaser can terminate the agreement with or without cause, however, the potential purchaser would forfeit the earnest money ($208,000) and additional consideration ($250,000) totaling $458,000. The purchaser also has the option to extend the agreement. As of August 31, 2014, the Company has received the $458,000. The Company is currently in the process of negotiating another extension of the purchase agreement.

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

At June 30, 2014 and 2013, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value

As of June 30, 2014
Corporate
Equities	$10,369,000	$2,717,000	$(1,666,000)	$1,051,000	$11,420,000

As of June 30, 2013
Corporate
Equities	$11,314,000	$3,391,000	$(2,081,000)	$1,310,000	$12,624,000

As of June 30, 2014 and 2013, the Company had $1,615,000 and $1,670,000, respectively, of unrealized losses related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the years ended June 30, 2014 and 2013, respectively.

For the year ended June 30,	2014	2013
Realized gain on marketable securities	$870,000	$147,000
Unrealized gain (loss) on marketable securities	128,000	(1,003,000)

Net gain (loss) on marketable securities	$998,000	$(856,000)

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

Other investments, net consist of the following:

Type	June 30, 2014	June 30, 2013
Preferred stock - Comstock, at cost	$13,231,000	$13,231,000
Private equity hedge fund, at cost	1,650,000	1,774,000
Corporate debt and equity instruments, at cost	269,000	269,000
Other preferred stock	480,000	-
Warrants - at fair value	207,000	6,000
	$15,837,000	$15,280,000

As of June 30, 2014 and 2013, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $420,000 and $400,000, respectively, as of June 30, 2014 and 2013 and a fair value of $207,000 and $6,000, respectively, as of June 30, 2014 and 2013. During the year ended June 30, 2014 and 2013, the Company had an unrealized gain of $181,000 and an unrealized loss of $216,000, respectively, related to these warrants.

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

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2014	Level 1	Level 2	Level 3	Total
Assets:
Other investments - warrants	$-	$-	$207,000	$207,000
Investment in marketable securities:
Basic materials	5,081,000	-	-	5,081,000
Technology	1,395,000	-	-	1,395,000
REITs and real estate companies	1,001,000	-	-	1,001,000
Financial services	820,000	-	-	820,000
Other	3,123,000	-	-	3,123,000
	11,420,000	-	-	11,420,000
	$11,420,000	$-	$207,000	$11,627,000

As of June 30, 2013	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market	$3,000	$-	$-	$3,000
Other investments - warrants		-	6,000	6,000
Investment in marketable securities:
Basic materials	4,733,000	-	-	4,733,000
Technology	2,698,000	-	-	2,698,000
Financial services	2,261,000	-	-	2,261,000
REITs and real estate companies	878,000	-	-	878,000
Other	2,054,000	-	-	2,054,000
	12,624,000	-	-	12,624,000
	$12,627,000	$-	$6,000	$12,633,000

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

					Net loss for the year
Assets	Level 1	Level 2	Level 3	June 30, 2014	ended June 30, 2014

Other non-marketable investments	$-	$-	$15,630,000	$15,630,000	$(101,000)

					Net loss for the year
Assets	Level 1	Level 2	Level 3	June 30, 2013	ended June 30, 2013

Other non-marketable investments	$-	$-	$15,274,000	$15,274,000	$(105,000)

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

NOTE 8 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2014	2013
Accounts receivable, net	$1,964,000	$1,957,000
Prepaid expenses	1,120,000	581,000
Occupancy tax deposit	1,061,000	-
Inventory - hotel	653,000	918,000
Miscellaneous assets, net	2,961,000	2,435,000

Total other assets	$7,759,000	$5,891,000

Amortization expense of loan fees and franchise costs for the years ended June 30, 2014 and 2013 was $88,000 and $72,000, respectively.

NOTE 9 – OTHER NOTES PAYABLE

The Partnership had a $2,500,000 unsecured revolving line of credit facility with East West Bank that was to mature on April 30, 2010. Effective April 29, 2010, the Partnership obtained a modification from the bank which converted its revolving line of credit facility to a term loan.

The modification provided that the Partnership will pay the balance on its line of credit facility over a period of four years, to mature on April 30, 2014. This term loan called for monthly principal and interest payments, calculated on a six-year amortization schedule. Pursuant to the modification, the annual floating interest rate was reduced by 0.5% to the WSJ Prime Rate plus 2.5% (with a minimum floor rate of 5.0% per annum). The term note was paid off in full in December 2013 in connection to the partnership redemption.

During fiscal 2013, Justice entered into a financing agreement with Ace Parking Management, Inc. to purchase equipment. The note bears 11.5% interest and is payable in equal monthly installments (principal and interest) through April 2018. As of June 30, 2014 and 2013, the note payable balance was $182,000 and $219,000, respectively.

The Partnership had short-term financing agreements with a financial institution for the payment of its general, property, and workers’ compensation insurance. The notes payable under these financing agreements bore interest at 4% per annum and was payable in equal monthly installments (principal and interest) through July 2013. This note payable was paid in full during the year ended June 30, 2014. The Partnership obtained a new short term financing agreement with a financial institution for such insurance during the year ended June 30, 2014. The notes payable under these financing agreements bear interest at 5.0% per annum and was payable in equal monthly installments (principal and interest) through July 2014. The outstanding balance was $91,000 and $71,000 as of June 2014 and 2013, respectively.

NOTE 10 - MORTGAGE NOTES PAYABLE

On December 18, 2013: (i) Justice Operating Company, LLC, a Delaware limited liability company (“Operating”), entered into a loan agreement (“Mortgage Loan Agreement”) with Bank of America (“Mortgage Lender”); and (ii) Justice Mezzanine Company, a Delaware limited liability company (“Mezzanine”), entered into a mezzanine loan agreement (“Mezzanine Loan Agreement” and, together with the Mortgage Loan Agreement, the “Loan Agreements”) with ISBI San Francisco Mezz Lender LLC (“Mezzanine Lender” and, together with Mortgage Lender, the “Lenders”). The Partnership is the sole member of Mezzanine, and Mezzanine is the sole member of Operating.

The Loan Agreements provide for a $97,000,000 Mortgage Loan and a $20,000,000 Mezzanine Loan. The proceeds of the Loan Agreements were used to fund the redemption of limited partnership interests described above and the pay-off of the prior mortgage.

The Mortgage Loan is secured by the Partnership’s principal asset, the Hilton San Francisco-Financial District (the “Property”). The Mortgage Loan bears an interest rate of 5.28% per annum and matures on January 1, 2024. The term of the Mortgage Loan is 10 years with interest only due in the first three years and equal monthly principal and interest payments based upon a 30 year amortization schedule for the remaining seven years of the Mortgage Loan term. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of Mortgage Lender.

The Mezzanine Loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The Mezzanine Loan bears interest at 9.75% per annum and matures on January 1, 2024. Interest only is payable monthly. As additional security for the Mezzanine Loan, there is a limited guaranty executed by the Company in favor of Mezzanine Lender (the “Mezzanine Guaranty” and, together with the Mortgage Guaranty, the “Guaranties”).

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties will be full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Company is required to maintain a certain minimum net worth and liquidity. As of June 30, 2014, the Company is in compliance with both requirements.

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

In June 2014, the Company obtained a second mortgage on its 151-unit apartment located in Morris County, New Jersey in the amount of $2,740,000. The term of the loan is approximately 8 years with the interest rate fixed at 4.51%. The loan matures in August 2022.

In June 2014, the Company obtained a seven month extension of its $992,000 mortgage note payable on the first commercial building located in Los Angeles, California that matured in June 2014. The loan was extended to January 2015. Interest rate on the note remains the same.

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

Mortgage notes payable secured by real estate and hotel As of June 30, 2014 and 2013 are summarized as follows:

	As of June 30, 2014
	Number	Note		Note
Property	of Units	Origination Date		Maturity Date		Mortgage Balance	Interest Rate

SF Hotel	543 rooms	December	2013	January	2024	$97,000,000	5.28%
SF Hotel	543 rooms	December	2013	January	2024	20,000,000	9.75%

		Mortgage notes payable - hotel				$117,000,000

Austin	249	June	2003	July	2023	$6,505,000	5.46%
Florence	157	June	2005	July	2015	3,722,000	4.96%
Las Colinas	358	November	2012	December	2022	18,970,000	3.73%
Morris County	151	July	2012	July	2022	10,279,000	3.51%
Morris County	151	June	2014	August	2022	2,740,000	4.51%
St. Louis	264	May	2013	May	2023	5,943,000	4.05%
Los Angeles	4	September	2012	September	2042	383,000	4.25%
Los Angeles	2	September	2012	September	2042	388,000	4.25%
Los Angeles	1	August	2012	September	2042	417,000	4.25%
Los Angeles	31	January	2010	December	2020	5,475,000	4.85%
Los Angeles	30	August	2007	September	2022	6,399,000	5.97%
Los Angeles	27	November	2010	December	2020	3,085,000	4.85%
Los Angeles	14	April	2011	March	2021	1,780,000	5.89%
Los Angeles	12	December	2011	January	2022	2,008,000	4.25%
Los Angeles	9	April	2011	May	2021	1,427,000	5.60%
Los Angeles	9	April	2011	March	2021	1,213,000	5.89%
Los Angeles	8	July	2013	July	2043	491,000	3.50%
Los Angeles	7	August	2012	September	2042	949,000	3.85%
Los Angeles	4	August	2012	September	2042	649,000	3.85%
Los Angeles	1	September	2012	September	2042	445,000	4.25%
Los Angeles	Office	March	2009	March	2015	992,000	5.02%
Los Angeles	Office	April	2014	May	2017	1,100,000	3.25%

		Mortgage notes payable - real estate				$75,360,000

	As of June 30, 2013
	Number	Note		Note
Property	of Units	Origination Date		Maturity Date		Mortgage Balance	Interest Rate

SF Hotel	543 rooms	July	2005	August	2015	$26,043,000	5.22%
SF Hotel	543 rooms	March	2005	August	2015	17,370,000	6.42%

		Mortgage notes payable - hotel				$43,413,000

Austin	249	June	2003	July	2023	$6,694,000	5.46%
Florence	157	June	2005	July	2014	3,802,000	4.96%
Las Colinas	358	November	2012	December	2022	19,326,000	3.73%
Morris County	151	July	2012	July	2022	10,556,000	3.51%
St. Louis	264	May	2013	May	2023	6,045,000	4.05%
Los Angeles	4	September	2012	September	2042	390,000	4.25%
Los Angeles	2	September	2012	September	2042	395,000	4.25%
Los Angeles	1	August	2012	September	2042	425,000	4.25%
Los Angeles	31	January	2010	December	2020	5,570,000	4.85%
Los Angeles	30	August	2007	September	2022	6,505,000	5.97%
Los Angeles	27	November	2010	December	2020	3,138,000	4.85%
Los Angeles	14	April	2011	March	2021	1,805,000	5.89%
Los Angeles	12	December	2011	January	2022	2,045,000	4.25%
Los Angeles	9	April	2011	May	2021	1,447,000	5.60%
Los Angeles	9	April	2011	March	2021	1,230,000	5.89%
Los Angeles	8	May	2001	November	2029	466,000	2.49%
Los Angeles	7	August	2012	September	2042	967,000	3.85%
Los Angeles	4	August	2012	September	2042	661,000	3.85%
Los Angeles	1	September	2012	September	2042	453,000	4.25%
Los Angeles	Office	March	2009	March	2014	1,036,000	5.02%
Los Angeles	Office	September	2000	December	2013	556,000	6.00%

		Mortgage notes payable - real estate				$73,512,000

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

Future minimum payments for all notes payable are as follows:

For the year ending June 30,
2015	$2,845,000
2016	5,130,000
2017	2,339,000
2018	3,088,000
2019	3,239,000
Thereafter	176,001,000
$192,642,000

NOTE 11 – GARAGE OPERATIONS

The Partnership formerly leased the Hotel’s parking garage from its owner, Evon, under a lease that was to expire in November 2010. Effective October 1, 2008, Justice and Evon entered into an installment sale agreement whereby Justice purchased all of Evon’s right, title, and interest in the remaining term of the garage lease and other related assets. Justice also agreed to assume Evon’s contract with Ace Parking Management, Inc. (Ace Parking) for the management of the garage.

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

The amendment provides that, if net operating income (NOI) from the garage operations exceeds $1,800,000 but is less than $2,000,000, then Ace Parking will be entitled to an Excess Profit Fee of one percent (1%) of the total annual NOI. If the annual NOI is $2,000,000 or higher, Ace Parking will be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI. The garage’s NOI exceeded the annual NOI of $2,000,000 for the years ended June 30, 2014 and 2013. Base Management and incentive fees to Ace Parking amounted to $44,000 for each of the years ended June 30, 2014 and 2013, respectively.

NOTE 12 – MANAGEMENT AGREEMENTS

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. The agreement was effective for a term of ten years, unless the agreement was extended or earlier terminated as provided in the agreement. Under the management agreement, the Partnership was required to pay the base management fees of up to 2.5% of gross operating revenues of the Hotel (i.e., room, food and beverage, and other operating departments) for the fiscal year. Of that amount, 1.75% of the gross operating revenues was paid monthly. The balance or 0.75% was paid only to the extent that the partially adjusted net operating income (net operating income less capital expenditures) for the fiscal year exceeded the amount of the Hotel’s return for the fiscal year. The base management fee was limited to 1.75% for the period ended January 31, 2014 and year ended June 30, 2013, respectively. In January 2014 the Partnership amended the management agreement to a fixed rate of $20,000 per month. It can also earn an incentive fee of $10,500 for each month that the revenues per room of the Hotel exceed the average revenues per room of a defined set of competing hotels. Management fees paid to Prism during the years ended June 30, 2014 and 2013 were $579,000 and $754,000, respectively.

Effective December 1, 2013, GMP Management, Inc. (GMP), a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement. The management agreement with GMP has a term of 3 years, but may be terminated earlier by the Partnership for cause. Under the agreement, GMP is required to advise the Partnership on the management and operation of the hotel; administer the Partnership’s contracts, leases, agreements with hotel managers and franchisors and other contracts and agreements; provide administrative and asset management services, oversee financial reporting, and maintain offices at the Hotel in order to facilitate provision of services. GMP is paid an annual base management fee of $325,000 per year, increasing by 5% per year, payable in monthly installments, and to reimbursement for reasonable and necessary costs and expenses incurred by GMP in performing its obligations under the agreement. During the year ended June 30, 2014, GMP was reimbursed for $235,000, for the salaries, benefits and local payroll taxes for three key employees. Management fees paid to GMP during the year ended June 30, 2014 were $424,000.

NOTE 13 – CONCENTRATION OF CREDIT RISK

Travel agents and airlines made up 50%, or $915,000, and 30%, or $595,000, of accounts receivable at June 30, 2014 and 2013, respectively. The Hotel had two customers that accounted for 65%, or $1,203,000, of accounts receivable at June 30, 2014. The Hotel had one customer who accounted for 32%, or $525,000, of accounts receivable at June 30, 2013.

The Company maintains its cash and cash equivalents and restricted cash with various financial institutions that are monitored regularly for credit quality. At times, such cash and cash equivalents holdings may be in excess of the Federal Deposit Insurance Corporation (FDIC) or other federally insured limits.

NOTE 14 – INCOME TAXES

The provision for the Company’s income tax benefit (expense) is comprised of the following:

For the years ended June 30,	2014	2013

Federal
Current tax expense	$(51,000)	$(62,000)
Deferred tax benefit	2,748,000	183,000
	2,697,000	121,000

State
Current tax expense	(56,000)	(54,000)
Deferred tax benefit	926,000	180,000
	870,000	126,000

	$3,567,000	$247,000

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to loss before taxes as a result of the following differences:

For the years ended June 30,	2014	2013

Statutory federal tax rate	$3,507,000	$(129,000)
State income taxes, net of federal tax benefit	552,000	69,000
Dividend received deduction	245,000	255,000
Noncontrolling interest	(351,000)	450,000
Valuation allowance	(153,000)	(397,000)
Other	(233,000)	(1,000)
	$3,567,000	$247,000

The components of the deferred tax asset and liabilities are as follows:

Deferred tax assets:	June 30, 2014	June 30, 2013
Net operating loss carryforwards	$10,110,000	$8,625,000
Capital loss carryforwards	940,000	896,000
Investment impairment reserve	1,565,000	1,541,000
Accruals and reserves	968,000	886,000
Depreciation and amortization	571,000	528,000
State taxes	707,000	-
Valuation allowance	(1,847,000)	(1,695,000)
	13,014,000	10,781,000
Deferred tax assets (liabilities):
Deferred gains on real estate sale	(9,633,000)	(9,612,000)
Unrealized gains on marketable securities	(3,789,000)	(3,804,000)
Equity earnings	(535,000)	(1,816,000)
State taxes	-	(166,000)
	(13,957,000)	(15,398,000)
Net deferred tax liability	$(943,000)	$(4,617,000)

The deferred tax valuation allowance increased by $152,000 and $397,000, respectively, during the years ended June 30, 2014 and 2013.

As of June 30, 2014, the Company had estimated net operating losses (NOLs) of $25,165,000 and $18,086,000 for federal and state purposes, respectively. Below is the break-down of the NOLs for Intergroup, Santa Fe and Portsmouth. The carryforward expires in varying amounts through the year 2024.

	Federal	State
InterGroup	$3,922,000	$1,502,000
Santa Fe	6,879,000	3,304,000
Portsmouth	14,364,000	13,280,000
	$25,165,000	$18,086,000

 The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2010 through 2013 tax years. State income tax returns are subject to examination for the 2009 through 2013 tax years.

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

As of June 30, 2014, there were no uncertain tax positions. Management does not anticipate any future adjustments in the next twelve months which would result in a material change to its tax position. For the years ended June 30, 2014 and 2013, the Company did not have any interest and penalties.

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

Information below represents reported segments for the years ended June 30, 2014 and 2013. Segment income (loss) from Hotel operations consists of the operation of the hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Income (loss) from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2014	Operations	Operations	Transactions	Other	Total
Revenues	$50,963,000	$16,332,000	$-	$-	$67,295,000
Segment operating expenses	(48,764,000)	(8,982,000)	-	(2,168,000)	(59,914,000)
Segment income (loss) from operations	2,199,000	7,350,000	-	(2,168,000)	7,381,000
Interest expense - mortgage	(4,960,000)	(3,026,000)	-	-	(7,986,000)
Interest expense - occupancy tax	(328,000)	-	-	-	(328,000)
Loss on extinguishment of debt	(3,910,000)	-	-	-	(3,910,000)
Loss on disposal of assets	(1,092,000)	-	-	-	(1,092,000)
Depreciation and amortization expense	(2,573,000)	(2,150,000)	-	-	(4,723,000)
Gain from investments	-	-	343,000	-	343,000
Income tax benefit	-	-	-	3,567,000	3,567,000
Net income (loss)	$(10,664,000)	$2,174,000	$343,000	$1,399,000	$(6,748,000)
Total assets	$41,897,000	$63,697,000	$27,257,000	$32,609,000	$165,460,000

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2013	Operations	Operations	Transactions	Other	Total
Revenues	$46,565,000	$15,474,000	$-	$-	$62,039,000
Segment operating expenses	(38,635,000)	(8,529,000)	-	(1,949,000)	(49,113,000)
Segment income (loss) from operations	7,930,000	6,945,000	-	(1,949,000)	12,926,000
Interest expense	(2,612,000)	(3,556,000)	-	-	(6,168,000)
Depreciation and amortization expense	(2,454,000)	(2,123,000)	-	-	(4,577,000)
Loss from investments	-	-	(1,803,000)	-	(1,803,000)
Income tax benefit	-	-	-	247,000	247,000
Net income (loss)	$2,864,000	$1,266,000	$(1,803,000)	$(1,702,000)	$625,000
Total assets	$41,728,000	$65,262,000	$27,904,000	$9,792,000	$144,686,000

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

Intergroup Corporation 2010 Omnibus Employee Incentive Plan

On February 24, 2010, the shareholders of the Company approved The Intergroup Corporation 2010 Omnibus Employee Incentive Plan (the “2010 Incentive Plan”), which was formally adopted by the Board of Directors following the annual meeting of shareholders. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 5 years of continuous service. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2010 Incentive Plan. The 2010 Incentive plan as modified in December 2013, authorizes a total of up to 400,000 shares of common stock to be issued as equity compensation to officers and employees of the Company in an amount and in a manner to be determined by the Compensation Committee in accordance with the terms of the 2010 Incentive Plan. The 2010 Incentive Plan authorizes the awards of several types of equity compensation including stock options, stock appreciation rights, performance awards and other stock based compensation. The 2010 Incentive Plan will expire on February 23, 2020, if not terminated sooner by the Board of Directors upon recommendation of the Compensation Committee. Any awards issued under the 2010 Incentive Plan will expire under the terms of the grant agreement.

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

In February 2012, the Compensation Committee awarded 90,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 90,000 shares of common stock. The exercise price of the options is $19.77 which is the fair value of the Company’s Common Stock as reported on NASDAQ on February 28, 2012. The options expire ten years from the date of grant. The options are subject to both time and market based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2014, only 18,000 of these options have met the market vesting requirements.

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30, which is 100% of the fair market value of the Company’s Common Stock as determined by reference to the closing price of the Company’s Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Incentive Plan. The options shall be subject to both time and market based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2014, all the market vesting requirements have been met.

In June 2013, an officer of the Company exercised 5,000 stock options with an exercise price of $10.30. The company received cash proceeds of $52,000 related to the stock option exercise. The intrinsic value of the stock options exercised was $53,000.

During the years ended June 30, 2014 and 2013, the Company recorded stock option compensation expense of $476,000 and $324,000, respectively, related to stock options previously issued. As of June 30, 2014, there was a total of $1,477,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average of 4.5 years.

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

The following table summarizes the stock options activity from June 30, 2012 through June 30, 2014:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	June 30, 2012	242,000	$14.55	7.46 years	$2,050,000
Granted		-	-
Exercised		(5,000)	10.30
Forfeited		-	-
Exchanged		(15,000)	9.52
Oustanding at	June 30, 2013	222,000	$14.98	6.89 years	$1,353,000
Exercisable at	June 30, 2013	105,000	$13.01	1.86 years	$838,000
Vested and Expected to vest at	June 30, 2013	222,000	$14.98	6.89 years	$1,353,000

Oustanding at	June 30, 2013	222,000	$14.98	6.89 years	$1,353,000
Granted		160,000	18.96
Exercised		(15,000)	11.75
Forfeited		-	-
Exchanged		-	-
Oustanding at	June 30, 2014	367,000	$16.85	7.71 years	$953,000
Exercisable at	June 30, 2014	92,000	$11.30	5.10 years	$717,000
Vested and Expected to vest at	June 30, 2014	367,000	$16.85	7.71 years	$953,000

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

For the years ended June 30, 2014 and 2013, the four non-employee directors of the Company received a total grant of 4,192 and 3,528 shares of Common Stock pursuant to the 2007 Stock Plan, respectively.

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

The table below summarizes the RSUs granted and outstanding.

			Weighted Average
			Grant Date
		Number of RSUs	Fair Value
RSUs outstanding as of	June 30, 2012	8,245	$24.94

Granted		8,195	20.99
Converted to common stock		(8,245)	24.94

RSUs outstanding as of	June 30, 2013	8,195	$20.99

Granted		-	-
Converted to common stock		(8,195)	20.99

RSUs outstanding as of	June 30, 2014	-	$-

During the year ended June 30, 2013, no additional compensation expense was recognized related to the exchange of previously issued stock options to RSUs as the fair market value of the options immediately prior to the exchanges, approximated the fair value of the RSUs on the date of issuance.

NOTE 17 – RELATED PARTY TRANSACTIONS

In December 2012, Justice declared a limited partnership distribution in the amount of $1,200,000, of which Portsmouth received $600,000. The amount received by Portsmouth was eliminated in consolidation.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership described in Note 2 above, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements described in Note 1 above, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter.

During the year ended June 30, 2014 and 2013, the Company received management fees from Justice Investors totaling $475,000 and $401,000, respectively. These amounts were eliminated in consolidation.

Two general partners provided services to the Partnership through December 17, 2013. On December 18, 2013 the Partnership redeemed Evon’s partnership interest and Portsmouth Square became the sole general partner. During each of the years ended June 30, 2014 and 2013, the general partners were paid a total of $591,000 and $620,000, respectively, which is included in “General and administrative” expense in the statements of income and partners’ accumulated deficit. The total amounts paid represent the minimum base compensation of $285,000 each year plus $305,000 and $335,000, respectively, calculated at one and one-half percent of Hotel revenue. The Partnership’s obligation to pay Evon, Justice’s former general partner, terminated as of December 18, 2013. Under the terms of the Justice Partnership Agreement, its current general partner, Portsmouth, receives annual base compensation of $285,000, plus one percent of Hotel Revenue. Amounts paid to Portsmouth are eliminated in consolidation.

Effective December 1, 2013, GMP Management, Inc. (GMP), a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement. The management agreement with GMP has a term of 3 years, but may be terminated earlier by the Partnership for cause. Under the agreement, GMP is required to advise the Partnership on the management and operation of the hotel; administer the Partnership’s contracts, leases, agreements with hotel managers and franchisors and other contracts and agreements; provide administrative and asset management services, oversee financial reporting, and maintain offices at the Hotel in order to facilitate provision of services. GMP is paid an annual base management fee of $325,000 per year, increasing by 5% per year, payable in monthly installments, and to reimbursement for reasonable and necessary costs and expenses incurred by GMP in performing its obligations under the agreement. During the year ended June 30, 2014, GMP was reimbursed for $235,000, for the salaries, benefits and local payroll taxes for three key employees. Management fees paid to GMP during the year ended June 30, 2014 were $424,000.

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

In fiscal year ended June 30, 2004, the disinterested members of the respective Boards of Directors of the Company and its subsidiaries, Santa Fe and Portsmouth, established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio. Pursuant to the current criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2%. Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be further modified or terminated at the discretion of the respective Boards of Directors. The Company’s CEO did not earn any performance based compensation for the years ended June 30, 2014 and 2013.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Franchise Agreements

The Partnership entered into a Franchise License agreement (the License agreement) with the Hilton Hotels Corporation (Hilton) on December 10, 2004. The term of the License agreement is for a period of 15 years commencing on the opening date, with an option to extend the license agreement for another five years, subject to certain conditions.

Beginning on the opening date in January 2006, the Partnership paid monthly royalty fees for the first two years of three percent (3%) of the Hotel’s gross room revenue for the preceding calendar month; the third year was at four percent (4%) of the Hotel’s gross room revenue; and the fourth year until the end of the term will be five percent (5%) of the Hotel’s gross room revenue. The Partnership also pays a monthly program fee of four percent (4%) of the Hotel’s gross revenue. The amount of the monthly program fee is subject to change; however, the increase cannot exceed one percent (1%) of the Hotel gross room revenue in any calendar year, and the cumulative increases in the monthly fees will not exceed five percent (5%) of gross room revenue. The Hotel is also subject to certain penalties if fees are not paid timely. The royalty, program and penalty fees are referred to collectively as “Franchise fees.” Franchise fees for the years ended June 30, 2014 and 2013 were $3,806,000 and $3,374,000, respectively.

The Partnership also pays Hilton a monthly information technology recapture charge of up to 0.75% of the Hotel’s gross revenues. Due to the difficult economic environment, Hilton agreed to reduce its information technology fees to 0.65%. For the years ended June 30, 2014 and 2013, those charges were $270,000 and $236,000, respectively.

Employees

As of June 30, 2014, the Partnership had approximately 268 employees. Approximately 72% of those employees were represented by one of three labor unions, and their terms of employment were determined under collective bargaining agreements (CBAs). During the year ended June 30, 2014, CBAs for the Local 2 (Hotel and Restaurant Employees), Local 856 (International Brotherhood of Teamsters), and Local 39 (stationary engineers) were renewed. Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Partnership.

The Partnership expects and anticipates that the terms and conditions of the CBAs will have an impact on wage and benefit costs, operating expenses, and certain Hotel operations during the life of each CBA, and these terms and conditions are taken into account in the Hotel operating and budgetary practices.

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

In February 2013, the Partnership agreed to settle the class action lawsuit for $525,000. The amount was accrued as of June 30, 2013 and is included as part of “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet. Prism Hotels L.P. agreed to reimburse the Partnership for 50% of the total amount of the settlement and pay up to $300,000 of legal fees and defense costs incurred in defense of the lawsuit. During fiscal 2013, the Partnership incurred legal costs of $365,000 associated with the lawsuit, of which Prism agreed to pay $300,000 in accordance with the agreement. The amount due to Prism at June 30, 2013 for the management fee was applied against the receivable for the reimbursement of the settlement and legal costs. The Partnership insurance carrier awarded $225,000 in insurance proceeds as a result of a claim related to the settlement. Of the total proceeds, 50%, or $112,500, was allocated to the Partnership and the remaining amount was allocated to Prism. The insurance reimbursement awarded to the Partnership was offset against the related legal expense included as part of “General and administrative” expenses in the statements of income and partners’ accumulated deficit. During the year ended June 30, 2014 the Partnership paid the entire settlement of $525,000.

The City of San Francisco’s Tax Collector’s office has claimed that Justice owes the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector. The Company paid the full amount in March 2014 as part of the appeals process but is reflecting the amount on the balance sheet in “Other Assets, Net” as it is currently under protest.

Several legal matters are pending relating to the redemption transaction described in Note 2. As previously stated in Note 2, on December 17, 2013, Documentary Transfer Tax of approximately $4.7 million was paid to the City and County of San Francisco (“CCSF”). CCSF required payment of the Documentary Transfer Tax as a condition to record the transfer of the Hotel to Operating and other documents related to the Loan Agreements. While the Partnership believes the amount of Documentary Transfer tax that was assessed by CCSF was incorrect, the tax was paid, under protest, to allow for the consummation of the redemption transaction, the Loan Agreements and the recording of all related documents. The Partnership has challenged CCSF’s imposition of the tax and filed a refund claim with the CCSF. No prediction can be made as to whether CCSF’s calculation of the tax will be upheld, or whether any portion of the tax will be refunded.

On February 13, 2014, Evon filed a complaint in San Francisco Superior Court against the Partnership, Portsmouth, and a limited partner and related party asserting contract and tort claims based on Justice’s withholding of $4.7 million from a payment due to Holdings to pay the transfer tax described in Note 2. On April 1, 2014, Defendants removed the action to the United States District Court for the Northern District of California. Evon dismissed its complaint on April 8, 2014 and, that same day, filed a second complaint in San Francisco Superior Court substantially similar to the dismissed complaint, except for the omission of a federal cause of action. Evon’s current operative complaint in the action asserts causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing against Justice only; breach of fiduciary duty against Portsmouth only; conversion against Justice and Portsmouth; and fraud/concealment against Justice, Portsmouth and a Justice limited partner and related party. In July 2014, Justice paid to Holdings a total of $4.7 million, the amount Evon claims was incorrectly withheld from Holdings to pay the transfer tax described in Note 2. No prediction can be given as to the ultimate outcome of this matter.

On April 21, 2014, the Partnership commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the “Respondents”) in connection with the redemption transaction. The arbitration is pending before JAMS in Los Angeles. No prediction can be given as to the outcome of this matter.

On June 27, 2014, the Partnership commenced an action in San Francisco Superior Court against Evon, Holdings, and those partners who elected the alternative redemption structure. The action seeks a declaration of the correct interpretation of (i) the special allocations sections of the Amended and Restated Agreement of Limited Partnership of Justice Investors, a California Limited Partnership, with an effective date of January 1, 2013; and (ii) whether certain partners who elected the alternative redemption structure breached the governing Limited Partnership Interest Redemption Option Agreement. The complaint states that these declarations are relevant to preparation of the Partnership’s 2013 and 2014 state and federal tax returns and the associated Forms K-1 to be issued to affected current and former partners. No prediction can be given as to the outcome of this matter.

The Partnership has timely filed its 2013 federal and state partnership income tax returns, however, depending on the ultimate outcome of the Partnership’s declaratory relief action filed in San Francisco Superior Court, the Partnership’s 2013 federal and state partnership income tax returns may be amended.

The Company is also involved from time to time in various claims in the ordinary course of business. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 19 – EMPLOYEE BENEFIT PLAN

Justice has a 401(k) Profit Sharing Plan (the Plan) for non-union employees who have completed six months of service. Justice provides a matching contribution up to 4% of the contribution to the Plan based upon a certain percentage on the employees’ elective deferrals. Justice may also make discretionary contributions to the Plan each year. Contributions made to the Plan amounted to $53,000 and $56,000 during the years ended June 30, 2014 and 2013, respectively.

Certain employees of Justice who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and benefit pension plans. Justice does not contribute separately to those multi-employer plans.

NOTE 20 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring subsequent to June 30, 2014 and concluded that no additional subsequent events has occurred outside the normal course of business operations that require disclosure.

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (parent company of Santa Fe) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 18 above.

In July 2014, the Company terminated its third party property management agreement for the management of the Company’s properties located outside of California and will manage the properties in-house going forward.

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

Management conducted an evaluation of the effectiveness of Company’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (1992 Framework). Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2014:

Name	Position with the Company	Age	Term to Expire

Class A Directors:

John V. Winfield (1)(4)(6)(7)	Chairman of the Board; President	67	Fiscal 2015 Annual Meeting
	and Chief Executive Officer

Jerold R. Babin (2)(3)(7)	Director	80	Fiscal 2015 Annual Meeting

Class B Directors:

Yvonne L. Murphy (1)(2)(5)(6)(7)	Director	57	Fiscal 2014 Annual Meeting

William J. Nance (1)(2)(3)(4)(6)(7)	Director	70	Fiscal 2014 Annual Meeting

Class C Director:

John C. Love (3)(4)(5)	Director	74	Fiscal 2014 Annual Meeting

Other Executive Officers:

David C. Gonzalez	Vice President Real Estate	47	N/A

David T. Nguyen	Treasurer and Controller	40	N/A

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

Jerold R. Babin — Mr. Babin was first appointed as a Director of the Portsmouth, a subsidiary of the Company, on February 1996. Mr. Babin was elected to the Board of InterGroup in February 2014. Mr. Babin is a retail securities broker. From 1974 to 1989, he worked at Drexel Burnham and from 1989 to June 30, 2010, he worked for Prudential Securities (later Wachovia Securities and now Wells Fargo Advisors) where he held the title of First Vice-President. Mr. Babin retired from his position at Wells Fargo advisors in June 2010. For the past 20 years, until present, Mr. Babin has also served as an arbitrator for FINRA (formerly NASD). Mr. Babin’s extensive experience in the securities and financial markets as well has his experience in the securities and public company regulatory industry led to the Board’s conclusion that he should serve as a director of the Company.

Yvonne L. Murphy — Mrs. Murphy was elected to the Board of InterGroup in February 2014. Mrs. Murphy has had an impressive 30-year history in corporate management, legal research and legislative lobbying.  She was a member of Governor Kenny C. Guinn’s executive staff in Nevada, and was employed for years by the prestigious Jones Vargas law firm in Reno, Nevada.  She served in nine legislative sessions during the most challenging years in Nevada’s history.  Prior to starting her own lobbying firm, Ms. Murphy worked for RR Partners in its corporate office in Las Vegas, Nevada and in the Government Affairs Division in Reno.   She has a Doctorate and a Masters in Business Administration from the California Pacific University.

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

David C. Gonzalez — Mr. Gonzalez was appointed Vice President Real Estate of the Company on January 31, 2001. Over the past 26 years, Mr. Gonzalez has served in numerous capacities with the Company, including Controller and Director of Real Estate.

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

Michael G. Zybala — Mr. Zybala is an attorney at law and has served as Assistant Secretary and legal counsel of the Company since January 1999. Mr. Zybala is also the Vice President and Secretary of Santa Fe and Portsmouth and has served as their General Counsel since 1995. Mr. Zybala has provided legal services to Santa Fe and Portsmouth since 1978. In April 2014, Mr. Zybala passed away. The Company is in the process of finding a permanent replacement.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2014 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

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

Nominating Committee

The Company's Nominating Committee is comprised of two “independent” directors as independence is defined by the applicable rules of the SEC and NASDAQ. Directors Babin and Murphy serve as the current members of the Nominating Committee. The Company has not established a charter for the Nominating Committee and the Committee has no policy with regard to consideration of any director candidates recommended by security holders. As a smaller reporting company whose directors own in excess of sixty percent of the voting shares of the Company, InterGroup has not deemed it appropriate to institute such a policy. There have not been any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Audit Committee and Audit Committee Financial Expert

The Company is a Smaller Reporting Company under SEC rules and regulations. The Company’s Audit Committee is currently comprised of three members: Directors Nance (Chairperson), Babin and Love, each of who meet the independence requirements of the SEC and NASDAQ as modified or supplemented from time to time. The Company’s Board of Directors has determined that Directors Nance and Love also meet the Audit Committee Financial Expert requirement as defined by the SEC and NASDAQ based on their qualifications and business experience discussed above in this Item 10.

Item 11.   Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiaries for each of the Company’s last two completed fiscal years ended June 30, 2014 and June 30, 2013. There was no non-equity incentive plan compensation or nonqualified deferred compensation earnings. There are currently no employment contracts with the executive officers.

SUMMARY COMPENSATION TABLE

									Other
Name and Position	Fiscal Year	Salary		Bonus	Stock Awards		Option Awards		Compensation		Total

John V. Winfield	2014	$647,000	(1)	$-			$1,616,000	(2)	$239,000	(3)(7)	$2,502,000
Chairman, President and	2013	$522,000	(1)	$-	$-		$-		$139,000	(3)	$661,000
Chief Executive Officer

David C. Gonzalez	2014	$216,000		$-	$-		$-		$-		$216,000
Vice President - Real Esate	2013	$216,000		$35,000	$53,000	(4)	$-		$-		$304,000

David T. Nguyen	2014	$195,000	(5)	$-	$-		$-		$-		$195,000
Treasurer and Controller	2013	$180,000	(5)	$15,000	$-		$-		$-		$195,000

Michael G. Zybala (8)	2014	$168,000	(6)	$-	$-		$-		$50,000	(7)	$218,000
Assistant Secretary and	2013	$180,000	(6)	$20,000	$-		$-		$-		$200,000
General Counsel

(1) Mr. Winfield also serves as President and Chairman of the Board of the Company’s subsidiary, Santa Fe, and Santa Fe’s subsidiary, Portsmouth. Mr. Winfield received a salary from Santa Fe and Portsmouth in the aggregate amount of $473,000 and $255,000 from those entities for the fiscal years 2014 and 2013. The amounts include director’s fees totaling $12,000 for each year.

(2) For fiscal 2014, the dollar amount reflects aggregate grant date fair value of options expected to vest, computed in accordance with FASB ASC Topic 718, of 160,000 stock options granted to Mr. Winfield on December 26, 2013 pursuant to the Company’s 2010 Incentive Plan. On December 26, 2013, the Compensation Committee authorized, subject to shareholder approval, a grant of non-qualified and incentive stock options for an aggregate of 160,000 shares (the “Option Grant”) to the Company’s President and Chief Executive Officer, John V. Winfield. The stock option grant was approved by shareholders on February 19, 2014. The grant of stock options was made pursuant to, and consistent with, the 2010 Incentive Plan, as proposed to be amended. The non-qualified stock options are for 133,195 shares and have a term of ten years, expiring on December 26, 2023, with an exercise price of $18.65 per share. The incentive stock options are for 26,805 shares and have a term of five years, expiring on December 26, 2018, with an exercise price of $20.52 per share. In accordance with the terms of the 2010 Incentive Plan, the exercise prices were based on 100% and 110%, respectively, of the fair market value of the Company’s common stock as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on the date of grant. The stock options are subject to time vesting requirements, with 20% of the options vesting annually commencing on the first anniversary of the grant date.

(3) Amounts include annual premiums for split dollar whole life insurance policies owned by, and the beneficiary of which are, a trust for the benefit of Mr. Winfield's family and compensation for a portion of the salary of an assistant. The amount of compensation related to the assistant was approximately $54,000 for each of the fiscal years 2014 and 2013, respectively. The annual insurance premiums paid were $85,000 for the same respective years. Santa Fe and Portsmouth paid $43,000 of that amount. The Company has a secured right to receive, from any proceeds of the policies, reimbursement of all premiums paid prior to any payment to the beneficiary.

(4) For fiscal 2013, Mr. Gonzalez exercised 5,000 stock options with an exercise price of $10.30. The company received cash proceeds of $52,000 related to the stock option exercise. The intrinsic value of the stock options exercised was $53,000.

(5) Mr. Nguyen’s salary is allocated approximately 50% to the Company and 50% to Santa Fe and Portsmouth.

(6) For fiscal 2014 and 2013, respectively, these amounts include $193,000 and $123,000 in salary, bonus and other compensation allocated to and paid by Portsmouth and $30,000 and $25,000 in salary allocated to Santa Fe.

(7) In connection with the redemption of limited partnership interests of Justice in Note 2 of the consolidated financial statements, Justice agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice having adequate available cash.

(8) In April 2014, Michael G. Zybala passed away. The Company is in the process of finding a permanent replacement.

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

In fiscal year ended June 30, 2004, the disinterested members of the respective Boards of Directors of the Company and its subsidiaries, Santa Fe and Portsmouth, established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio. Pursuant to the current criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2%. Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be further modified or terminated at the discretion of the respective Boards of Directors. The Company’s CEO did not earn any performance based compensation for the years ended June 30, 2014 and 2013.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2014

The following table sets forth information concerning option awards and stock awards for each named executive officer that were outstanding as of the end of the Company’s last completed fiscal year ended June 30, 2014. There were no other equity incentive plan awards that were outstanding.

	Option Awards

	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised		Option	Option
	options (#)	options (#)		exercise	expiration
Name	exercisable	unexercisable		price $	date

John V. Winfield	80,000	20,000	(1)	$10.30	3/15/20
John V. Winfield	36,000	54,000	(2)	$19.77	2/27/22
John V. Winfield	-	133,195		$18.65	12/26/23
John V. Winfield	-	23,805		$18.65	12/26/23

Michael G. Zybala	2,000	3,000	(3)	$24.92	6/30/2021

(1) Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one year anniversary of the date of grant, March 16, 2010. Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2014, the performance vesting requirements of the options were satisfied.

(2) Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one year anniversary of the date of grant, February 28, 2012. Pursuant to the performance vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2014, 18,000 options have met the performance vesting requirements.

(3) On December 26, 2013, the Compensation Committee authorized, subject to shareholder approval, a grant of non-qualified and incentive stock options for an aggregate of 160,000 shares (the “Option Grant”) to the Company’s President and Chief Executive Officer, John V. Winfield. The stock option grant was approved by shareholders on February 19, 2014. The grant of stock options was made pursuant to, and consistent with, the 2010 Incentive Plan, as proposed to be amended. The non-qualified stock options are for 133,195 shares and have a term of ten years, expiring on December 26, 2023, with an exercise price of $18.65 per share. The incentive stock options are for 26,805 shares and have a term of five years, expiring on December 26, 2018, with an exercise price of $20.52 per share. In accordance with the terms of the 2010 Incentive Plan, the exercise prices were based on 100% and 110%, respectively, of the fair market value of the Company’s common stock as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on the date of grant. The stock options are subject to time vesting requirements, with 20% of the options vesting annually commencing on the first anniversary of the grant date.

(4) Mr. Zybala’s stock options vest over a period of five years, with 1,000 options vesting upon each one year anniversary of the date of grant, July 1, 2011. Mr. Zybala passed away in April 2014, as the result, these options terminate in April 2015 as per the stock option agreement.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation. Since InterGroup, Santa Fe and Portsmouth are each public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over a several years. For fiscal years 2014 and 2013, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

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

For the years ended June 30, 2014 and 2013, the four non-employee directors of the Company received a total grant of 4,192 and 3,528 shares of Common Stock pursuant to the 2007 Stock Plan, respectively.

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

During the year ended June 30, 2014, a total of 8,195 outstanding RSUs that had been previously issued vested and the equivalent common shares were issued. As of June 30, 2014, there were no RSUs outstanding.

The InterGroup Corporation 2010 Omnibus Employee Incentive Plan

On February 24, 2010, the shareholders of the Company approved The InterGroup Corporation 2010 Omnibus Employee Incentive Plan (the “2010 Incentive Plan”), which was formally adopted by the Board of Directors following the annual meeting of shareholders. The 2010 Incentive Plan as modified in December 2013, authorizes a total of up to 400,000 shares of common stock to be issued as equity compensation to officers and employees of the Company in an amount and in a manner to be determined by the Compensation Committee in accordance with the terms of the Plan. The 2010 Incentive Plan authorizes the awards of several types of equity compensation including stock options, stock appreciation rights, performance awards and other stock based compensation. The 2010 Incentive Plan will expire on February 23, 2020, if not terminated sooner by the Board of Directors upon recommendation of the Compensation Committee. Any awards issued under the Plan will expire under the terms of the grant agreement.

The shares of common stock to be issued under the 2010 Incentive Plan have been registered under the Securities Act, pursuant to a registration statement filed on Form S-8 by the Company on June 16, 2010. Once received, shares of common stock issued under the Plan will be freely transferable subject to any requirements of Section 16(b) of the Exchange Act.

On February 28, 2012, the Compensation Committee authorized the grant of 90,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 90,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $19.77, which equals 100% of the fair market value of the Company’s common stock as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on February 28, 2012 the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Plan. The options shall be subject to both time and market based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2014, 18,000 options have met the market vesting requirements.

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

The following table sets forth the compensation paid to directors for the fiscal year ended June 30, 2014:

DIRECTOR COMPENSATION

	Fees Earned or				All Other
Name	Paid in Cash(1)		Stock Awards		Compensation		Total

John C. Love	$68,000	(2)	$78,000	(6)	$50,000	(7)	$196,000

William J. Nance	$70,000	(3)	$78,000	(6)	$50,000	(7)	$198,000

Jerold R. Babin	$14,000	(4)	-		-		$14,000

Yvonne L. Murphy	$6,000	(4)	-		-		$6,000

John V. Winfield(5)	-		-		-

(1) Amounts shown include board retainer fees, committee fees and meeting fees.

(2) Mr. Love also serves as a director of the Company’s subsidiaries, Santa Fe and Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth. These amounts also include $36,000 in special hotel committee fees paid by Portsmouth related to the oversight of its Hotel asset.

(3) Mr. Nance also serves as a director of the Company’s subsidiaries, Santa Fe and Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth. These amounts also include $30,000 in special hotel committee fees paid by Portsmouth related to the oversight of its Hotel asset.

(4) Mr. Babin and Mrs. Murphy were both elected to the InterGroup Board in February 2014.

(5) As Chief Executive Officer, the Company’s Chairman, John V. Winfield, was not paid any board, committee or meetings fees. Mr. Winfield did receive a total of $12,000 in regular board fees from the Company’s subsidiaries, which is reported on the Summary Compensation Table.

(6) Dollar amounts shown reflect the fair market value of $22,000 of common stock issued on July 2, 2013 pursuant to the Company’s 2007 Stock Plan, the fair market value of $34,000 of stock issued related to the RSUs that were vested during Fiscal 2014 and the fair market value $22,000 related to the exercise of stock options.

(7)In connection with the redemption of limited partnership interests of Justice in Note 2 of the consolidated financial statements, Justice agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice having adequate available cash.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as of September 3, 2014, certain information with respect to the beneficial ownership of Common Stock of the Company owned by those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

John V. Winfield	1,537,522	(3)	62.2%
10940 Wilshire Blvd. Suite 2150
Los Angeles, CA 90024

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 2,471,046 shares of Common Stock outstanding at September 3, 2014, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 80,000 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

Security Ownership of Management.

The following table sets forth, as of September 3, 2014, certain information with respect to the beneficial ownership of Common Stock of the Company owned by (i) each Director and each of the named Executive Officers, and (ii) all Directors and Executive Officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

John V. Winfield	1,537,522	(3)	62.2%

William J. Nance	58,613	(4)	2.4%

John C. Love	21,402	(4)	0.9%

David C. Gonzalez	26,769		1.1%

David T. Nguyen	2,000		*

Jerold R. Babin	1,152		*

Yvonne L. Murphy	1152		*

All Directors and Executive
Officers as a Group (8 persons)	1,648,610		66.7%

* Ownership does not exceed 1%.

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 2,471,046 shares of Common Stock outstanding at September 3, 2014, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 80,000 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

(4) Includes 2,400 shares for each director has a right to acquire pursuant to vested stock options.

Changes in Control.

There are no arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2014 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	367,000	$16.85	106,501

Equity compensation plans not approved by security holders	None	N/A	None

Total	367,000	$16.85	106,501

(a)  There were 367,000 stock options outstanding as of June 30, 2014.

(b) Reflects the weighted average exercise price of all outstanding options.

(c) As of June 30, 2014 the Company had 26,654 shares of Common Stock available for future issuance pursuant to its 2007 Stock Compensation Plan for Non-Employee Directors. Pursuant to the 2007 Plan, each non-employee director will receive, on July 1 of each year, an annual grant of a number of shares of Common Stock of the Company equal in value to $22,000 based on the fair market value of the Common Stock on the date of grant. The Company also had 79,847 RSUs available for future issuance under the 2008 RSU Plan. As of June 30, 2014 there were no shares available for future issuance under the 2010 Omnibus Employee Incentive Pan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 4, 1998, the Compensation Committee authorized the Company to obtain whole life and split dollar insurance policies covering the Company’s President and Chief Executive Officer, Mr. Winfield. During fiscal 2014 and 2013, the Company paid annual premiums in the amount of approximately $85,000 for the split dollar insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield’s family. The Company has a secured right to receive, from any proceeds of the policy, reimbursement of all premiums paid prior to any payments to the beneficiary.

On June 30, 1998, the Company’s Chairman and President entered into a voting trust agreement with the Company giving the Company the power to vote his 4.0% interest in the outstanding shares of the Santa Fe common stock.

In connection with the redemption of limited partnership interests of Justice in Note 2 of the consolidated financial statements, Justice agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice having adequate available cash.

Effective December 1, 2013, GMP Management, Inc. (GMP), a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement. The management agreement with GMP has a term of 3 years, but may be terminated earlier by the Partnership for cause. Under the agreement, GMP is required to advise the Partnership on the management and operation of the hotel; administer the Partnership’s contracts, leases, agreements with hotel managers and franchisors and other contracts and agreements; provide administrative and asset management services, oversee financial reporting, and maintain offices at the Hotel in order to facilitate provision of services. GMP is paid an annual base management fee of $325,000 per year, increasing by 5% per year, payable in monthly installments, and to reimbursement for reasonable and necessary costs and expenses incurred by GMP in performing its obligations under the agreement. During the year ended June 30, 2014, GMP was reimbursed for $235,000, for the salaries, benefits and local payroll taxes for three key employees. Management fees paid to GMP during the year ended June 30, 2014 were $424,000.

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

The Company, its subsidiary Santa Fe and Santa Fe’s subsidiary, Portsmouth, have established performance based compensation programs for Mr. Winfield’s management of the securities portfolios of those companies. The performance based compensation program was approved by the disinterested members of the respective Boards of Directors of the Company and its subsidiaries. No performance bonus compensation was paid to Mr. Winfield for the fiscal years ended June 30, 2014 and 2013.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2014 and 2013 for professional services rendered by Burr Pilger Mayer, Inc., the independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q reports or services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

	Fiscal Year
	2014	2013

Audit fees	$288,000	$278,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

TOTAL:	$288,000	$278,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 30 through 61:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2014 and 2013

Consolidated Statements of Operations for Years Ended June 30, 2014 and 2013

Consolidated Statements of Shareholders’ Equity (Deficit) for Years Ended June 30, 2014 and 2013

Consolidated Statements of Cash Flows for Years Ended June 30, 2014 and 2013

Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X have been omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Articles of Incorporation:

3.1	Certificate of Incorporation, dated September 11, 1985, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4, filed on September 6, 1985 (Registration No. 33-00126) and Amendment 1 to that Registration Statement filed on October 23, 1985.

3.2	Restated Certificate of Incorporation, dated March 9, 1998, incorporated by reference to Exhibit 3 of the Company’s Amended Quarterly Report on Form 10-QSB/A for the period ended March 31, 1998, as filed on May 19, 1998.

3.3	Certificate of Amendment to Certificate of Incorporation, dated October 2, 1998, incorporated by reference to Exhibit 3 of the Company’s Quarterly report on Form 10-QSB for the period ended September 30, 1998, as filed on November 11, 1998.

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on August 6, 2007, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 as filed on September 28, 2007.

3.(ii)	Amended and Restated By-Laws of The InterGroup Corporation, effective as of December 10, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on December 12, 2007.

4.	Instruments defining the rights of security holders including indentures*

9.	Voting Trust Agreement: Voting Trust Agreement dated June 30, 1998 between John V. Winfield and The InterGroup Corporation is incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on September 28, 1998.

10.	Material Contracts:

10.1	1998 Stock Option Plan for Non-Employee Directors approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.2	1998 Stock Option Plan for Selected Key Officers, Employees and Consultants approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.3	The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on January 26, 2007).

10.4	Amended and Restated Agreement of Limited Partnership of Justice Investors, effective November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q Report for the quarterly period ended December 31, 2010, filed with the Commission on February 11, 2011).

10.5	General Partner Compensation Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to Company’s Form 10-Q Report for the quarterly period ended December 31, 2008, filed with the Commission on February 12, 2009).

10.6	The InterGroup Corporation 2008 Restricted Stock Unit Plan, adopted by the Board of Directors on December 3, 2008, and ratified by the shareholders on February 18, 2009 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Commission on January 21, 2009).

10.7	Restricted Stock Unit Agreement, dated February 18, 2009, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Commission on October 13, 2009).

10.8	The InterGroup Corporation 2010 Omnibus Employee Incentive Plan, approved by the shareholders and adopted by the Board of Directors on February 24, 2010 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Commission on January 27, 2010).

10.9	Employee Stock Option Agreement, dated March 16, 2010, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.9 of the Company’s report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Commission on September 27, 2010).

10.10	Franchise License Agreement, dated December 10, 2004, between Justice Investors and Hilton Hotels (incorporated by reference to Exhibit 10.10 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.11	Management Agreement, dated February 2, 2012, between Justice Investors and Prism Hospitality, L.P. (incorporated by reference to Exhibit 10.11 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.12	Management Agreement, dated August 1, 2005, between Century West Properties, Inc. and The InterGroup Corporation (incorporated by reference to Exhibit 10.12 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.13	Employee Stock Option Agreement, dated February 28, 2012, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the Commission on September 20, 2012).

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

THE INTERGROUP CORPORATION
(Registrant)

Date: September 29, 2014	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: September 29, 2014	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Operating Officer and Chairman	September 29, 2014
John V. Winfield	of the Board (Principal Executive Officer)

/s/ David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	September 29, 2014
David T. Nguyen

/s/ Jerold R. Babin	Director	September 29, 2014
Jerold R. Babin

/s/ John C. Love	Director	September 29, 2014
John C. Love

/s/ Yvonne L. Murphy	Director	September 29, 2014
Yvonne L. Murphy

/s/ William J. Nance	Director	September 29, 2014
William J. Nance

