Form 10-Q
period 2014-09-30
INTERGROUP CORP
filed 2014-11-14
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of November 1, 2014 was 2,386,246.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED  CONSOLIDATED BALANCE SHEETS

As of	September 30, 2014	June 30, 2014
	(Unaudited)
ASSETS
Investment in hotel, net	$42,492,000	$41,897,000
Investment in real estate, net	63,373,000	63,697,000
Investment in marketable securities	9,316,000	11,420,000
Other investments, net	15,795,000	15,837,000
Cash and cash equivalents	2,620,000	4,705,000
Restricted cash - redemption	20,551,000	16,163,000
Restricted cash	3,429,000	3,982,000
Other assets, net	8,075,000	7,759,000

Total assets	$165,651,000	$165,460,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$3,903,000	$4,083,000
Accounts payable and other liabilities - hotel	11,873,000	15,161,000
Redemption payable	20,551,000	16,163,000
Due to securities broker	916,000	2,925,000
Obligations for securities sold	2,551,000	175,000
Other notes payable	392,000	282,000
Mortgage notes payable - hotel	117,000,000	117,000,000
Mortgage notes payable - real estate	74,974,000	75,360,000
Deferred income taxes	702,000	943,000
Total liabilities	232,862,000	232,092,000

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,387,972 and 3,383,364 issued; 2,386,246 and 2,381,638 outstanding, respectively	33,000	33,000
Additional paid-in capital	10,417,000	10,092,000
Accumulated deficit	(40,164,000)	(39,401,000)
Treasury stock, at cost, 1,001,726	(11,818,000)	(11,818,000)
Total InterGroup shareholders' deficit	(41,532,000)	(41,094,000)
Noncontrolling interest	(25,679,000)	(25,538,000)
Total shareholders' deficit	(67,211,000)	(66,632,000)

Total liabilities and shareholders' equity	$165,651,000	$165,460,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended September 30,	2014	2013
Revenues:
Hotel	$14,830,000	$13,305,000
Real estate	4,197,000	4,078,000
Total revenues	19,027,000	17,383,000
Costs and operating expenses:
Hotel operating expenses	(11,838,000)	(9,532,000)
Real estate operating expenses	(2,140,000)	(2,278,000)
Depreciation and amortization expense	(1,226,000)	(1,184,000)
General and administrative expense	(781,000)	(527,000)

Total costs and operating expenses	(15,985,000)	(13,521,000)

Income from operations	3,042,000	3,862,000
Other income (expense):
Interest expense - mortgages	(2,658,000)	(1,407,000)
Net (loss) gain on marketable securities	(1,490,000)	153,000
Net unrealized loss on other investments	(42,000)	-
Dividend and interest income	14,000	14,000
Trading and margin interest expense	(469,000)	(470,000)
Other real estate income	458,000	-
Other expense, net	(4,187,000)	(1,710,000)

Income (loss) before income taxes	(1,145,000)	2,152,000
Income tax benefit (expense)	241,000	(460,000)
Net (loss) income	(904,000)	1,692,000
Less: Net loss (income) attributable to the noncontrolling interest	141,000	(1,410,000)
Net (loss) income attributable to InterGroup	$(763,000)	$282,000

Net (loss) income per share
Basic	$(0.38)	$0.72
Diluted	$(0.38)	$0.70
Net (loss) income per share attributable to InterGroup
Basic	$(0.32)	$0.12
Diluted	$(0.32)	$0.12

Weighted average number of basic common shares outstanding	2,386,146	2,365,742
Weighted average number of diluted common shares outstanding	2,386,146	2,410,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the three months ended September 30,	2014	2013
Cash flows from operating activities:
Net (loss) income	$(904,000)	$1,692,000
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization	1,226,000	1,184,000
Net unrealized loss (gain) on marketable securities	1,646,000	(425,000)
Gain on insurance recovery	-	99,000
Unrealized loss on other investments	42,000	-
Stock compensation expense	325,000	140,000
Changes in assets and liabilities:
Investment in marketable securities	458,000	(675,000)
Other assets	(289,000)	(463,000)
Accounts payable and other liabilities	(3,468,000)	(1,159,000)
Due to securities broker	(2,009,000)	(475,000)
Obligations for securities sold	2,376,000	1,523,000
Deferred taxes	(241,000)	460,000
Net cash (used in) provided by operating activities	(838,000)	1,901,000

Cash flows from investing activities:
Investment in hotel	(1,313,000)	(519,000)
Investment in real estate	(211,000)	(461,000)
Net cash used in investing activities	(1,524,000)	(980,000)

Cash flows from financing activities:
Restricted cash for mortgage impounds	553,000	452,000
Borrowings from mortgage and other notes payable, net	219,000	500,000
Payments to mortgage and other notes payable	(495,000)	(1,294,000)
Purchase of treasury stock	-	(5,000)
Net cash provided by (used in) financing activities	277,000	(347,000)

Net (decrease) increase in cash and cash equivalents	(2,085,000)	574,000
Cash and cash equivalents at the beginning of the period	4,705,000	1,453,000
Cash and cash equivalents at the end of the period	$2,620,000	$2,027,000

Supplemental information:
Interest paid	$2,815,000	$1,605,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by The InterGroup Corporation (“InterGroup” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of InterGroup and the notes therein included in the Company's Annual Report on Form 10-K for the year ended June 30, 2014. The June 30, 2014 Condensed Consolidated Balance Sheet was derived from the Company’s Form 10-K for the year ended June 30, 2014.

The results of operations for the three months ended September 30, 2014 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2015.

For the three months ended September 30, 2014 and 2013, the Company had no components of comprehensive income other than net income itself.

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options and restricted stock units (RSUs). For the three months ended September 30, 2014, the Company did not have diluted earnings per share as the Company had a net loss from continuing operations for the period.

Certain reclassifications have been made to the 2013 consolidated financial statement presentation to correspond to the current year's format. Total equity, net assets, and revenues over expenses are unchanged due to these reclassifications.

As of September 30, 2014, the Company had the power to vote 84.8% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe’s primary business is conducted through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth controls approximately 93% of the voting interest in Justice and is the sole general partner. InterGroup also directly owns approximately 12.9% of the common stock of Portsmouth. The financial statements of Justice are consolidated with those of the Company.

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 543-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the Hotel) and related facilities including a five level underground parking garage. Holdings and Mezzanine are both a wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the Mezzanine borrower under certain indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating, The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. Justice also has a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership owner. Effective January 2014, the management agreement with Prism was amended by the Partnership. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause.

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

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2014	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	24,760,000	(20,397,000)	4,363,000
Building and improvements	59,613,000	(24,222,000)	35,391,000
	$87,111,000	$(44,619,000)	$42,492,000

		Accumulated	Net Book
June 30, 2014	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	23,306,000	(20,072,000)	3,234,000
Building and improvements	59,828,000	(23,903,000)	35,925,000
	$85,872,000	$(43,975,000)	$41,897,000

NOTE 3 – INVESTMENT IN REAL ESTATE AND MORTGAGE AND OTHER NOTES PAYABLE

Investment in real estate consisted of the following:

As of	September 30, 2014	June 30, 2014
Land	$25,781,000	$25,781,000
Buildings, improvements and equipment	74,250,000	74,039,000
Accumulated depreciation	(36,658,000)	(36,123,000)
Investment in real estate, net	$63,373,000	$63,697,000

In February 2014, the Company entered into a contract to sell its 249 unit apartment complex located in Austin, Texas and the adjacent unimproved land for $15,800,000. The purchase/sale agreement provides that purchaser can terminate the agreement with or without cause, however, the potential purchaser would forfeit the earnest money ($208,000) and additional consideration ($250,000) totaling $458,000. The purchaser also has the option to extend the agreement. During the quarter ended September 30, 2014, received the $458,000 and recognized it as income as the result of the potential buyer not extending purchase agreement.

NOTE 4 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At September 30, 2014 and June 30, 2014, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value

As of September 30, 2014
Corporate
Equities	$10,095,000	$1,065,000	$(1,844,000)	$(779,000)	$9,316,000

As of June 30, 2014
Corporate
Equities	$10,369,000	$2,717,000	$(1,666,000)	$1,051,000	$11,420,000

As of September 30, 2014 and June 30, 2014, the Company had unrealized losses of $1,739,000 and $1,615,000, respectively, related to securities held for over one year.

Net gain on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the respective periods:

For the three months ended September 30,	2014	2013
Realized gain (loss) on marketable securities	$155,000	$(272,000)
Unrealized (loss) gain on marketable securities	(1,645,000)	425,000

Net (loss) gain on marketable securities	$(1,490,000)	$153,000

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

Other investments, net consist of the following:

Type	September 30, 2014	June 30, 2014
Preferred stock - Comstock, at cost	$13,231,000	$13,231,000
Private equity hedge fund, at cost	1,650,000	1,650,000
Corporate debt and equity instruments, at cost	269,000	269,000
Other preferred stock, at cost	480,000	480,000
Warrants - at fair value	165,000	207,000
	$15,795,000	$15,837,000

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

The assets measured at fair value on a recurring basis are as follows:

As of September 30, 2014
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$165,000	$165,000
Investment in marketable securities:
Basic materials	3,656,000	-	-	3,656,000
Technology and telecommunications	2,276,000	-	-	2,276,000
Entertainment	1,104,000	-	-	1,104,000
REITs and real estate companies	683,000	-	-	683,000
Financial services	586,000	-	-	586,000
Other	1,011,000	-	-	1,011,000
	9,316,000	-	-	9,316,000
	$9,316,000	$-	$165,000	$9,481,000

As of June 30, 2014
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$207,000	$207,000
Investment in marketable securities:
Basic materials	5,081,000	-	-	5,081,000
Technology	1,395,000	-	-	1,395,000
REITs and real estate companies	1,001,000	-	-	1,001,000
Financial services	820,000	-	-	820,000
Other	3,123,000	-	-	3,123,000
	11,420,000	-	-	11,420,000
	$11,420,000	$-	$207,000	$11,627,000

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

					Net loss for the three months
Assets	Level 1	Level 2	Level 3	September 30, 2014	ended September 30, 2014

Other non-marketable investments	$-	$-	$15,630,000	$15,630,000	$-

					Net loss for the three months
Assets	Level 1	Level 2	Level 3	June 30, 2014	ended September 30, 2013

Other non-marketable investments	$-	$-	$15,630,000	$15,630,000	$-

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

Please refer to Note 16 – Stock Based Compensation Plans in the Company's Form 10-K for the year ended June 30, 2014 for more detail information on the Company’s stock-based compensation plans.

During the three months ended September 30, 2014 and 2013, the Company recorded stock option compensation cost of $237,000 and $52,000, respectively, related to stock options that were previously issued. As of September 30, 2014, there was a total of $1,240,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 4.25 years.

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

The following table summarizes the stock options activity from June 30, 2013 through September 30, 2014:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	July 1, 2013	222,000	$14.98	6.89 years	$1,353,000
Granted		160,000	18.96
Exercised		(15,000)	11.75
Forfeited		-	-
Exchanged		-	-
Oustanding at	June 30, 2014	367,000	$16.85	7.71 years	$953,000
Exercisable at	June 30, 2014	92,000	$11.30	5.10 years	$717,000
Vested and Expected to vest at	June 30, 2014	367,000	$16.85	7.71 years	$953,000

Oustanding at	June 30, 2014	367,000	$16.85	7.71 years	$953,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Oustanding at	September 30, 2014	367,000	$16.85	7.45 years	$1,051,000
Exercisable at	September 30, 2014	92,000	$11.30	4.85 years	$754,000
Vested and Expected to vest at	September 30, 2014	367,000	$16.85	7.45 years	$1,051,000

On July 1 of every year, as part of the Stock Compensation Plan for Non-employee Directors, each non-employee director received an automatic grant of a number of shares of Company’s Common Stock equal in value to $22,000 ($88,000 total recorded as stock compensation expense for the three months ended September 30, 2104 and 2013) based on 100% of the fair market value of the Company’s stock on the day of grant. During the three months ended September 30, 2014 and 2013, the four non-employee directors of the Company received a total grant of 4,608 and 4,192 shares of common stock.

As of September 30, 2014, there were no restricted stock units (RSUs) outstanding.

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

Information below represents reported segments for the three months ended September 30, 2014 and 2013. Operating income from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating loss for investment transactions consist of net investment gain (loss) and dividend and interest income.

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2014	Operations	Operations	Transactions	Other	Total
Revenues	$14,830,000	$4,197,000	$-	$-	$19,027,000
Segment operating expenses	(11,838,000)	(2,140,000)	-	(781,000)	(14,759,000)
Segment income (loss) from operations	2,992,000	2,057,000	-	(781,000)	4,268,000
Interest expense	(1,896,000)	(762,000)	-	-	(2,658,000)
Depreciation and amortization expense	(691,000)	(535,000)			(1,226,000)
Loss from investments	-	-	(1,987,000)	-	(1,987,000)
Other real estate income	-	458,000	-	-	458,000
Income tax benefit	-	-	-	241,000	241,000
Net income (loss)	$405,000	$1,218,000	$(1,987,000)	$(540,000)	$(904,000)
Total assets	$42,492,000	$63,373,000	$25,111,000	$34,675,000	$165,651,000

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2013	Operations	Operations	Transactions	Other	Total
Revenues	$13,305,000	$4,078,000	$-	$-	$17,383,000
Segment operating expenses	(9,532,000)	(2,278,000)	-	(527,000)	(12,337,000)
Segment income (loss) from operations	3,773,000	1,800,000	-	(527,000)	5,046,000
Interest expense	(635,000)	(772,000)	-	-	(1,407,000)
Depreciation and amortization expense	(649,000)	(535,000)			(1,184,000)
Loss from investments	-	-	(303,000)	-	(303,000)
Income tax expense	-	-	-	(460,000)	(460,000)
Net income (loss)	$2,489,000	$493,000	$(303,000)	$(987,000)	$1,692,000
Total assets	$41,582,000	$65,089,000	$29,004,000	$10,394,000	$146,069,000

NOTE 9 – RELATED PARTY TRANSACTIONS

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (parent company of Portsmouth) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 20 of the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. The loan was eliminated in consolidation.

During the three months ended September 30, 2014 and 2013, the Company received management fees from Justice Investors totaling $140,000 and $112,000, respectively. These amounts were eliminated in consolidation.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership (which took place during fiscal year ended June 30, 2014), Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of September 30, 2014, $1,250,000 of these fees remains outstanding.

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

NOTE 10- SUBSEQUENT EVENT

In November 2014, the Company sold one of its commercial buildings located in Los Angeles, California for $3,450,000. The Company will recognize a gain on the sale of real estate of approximately $1,740,000 and receive net proceeds from the sale of approximately $2,163,000.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might” and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, actual and threatened pandemics such as swine flu, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

As of September 30, 2014, the Company owned approximately 80.9% of the common shares of its subsidiary, Santa Fe and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 12.9% of the common shares of Portsmouth.

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

The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with Hilton Hotels Corporation. The term of the Agreement is for a period of 15 years commencing on January 12, 2006, with an option to extend the license term for another five years, subject to certain conditions. Justice also has a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership owner. Effective January 2014, the management agreement with Prism was amended by the Partnership. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause.

The parking garage that is part of the Hotel property is managed by Ace Parking pursuant to a contract with the Partnership. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees are eliminated in consolidation.

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. Properties include seventeen apartment complexes, two commercial real estate properties, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company’s operating real estate properties with exception of the two commercial properties were managed by professional third party property management companies. In July 2014, the Company terminated its property and asset management agreements with the professional third party property management company that managed its properties located outside of California. Beginning July 2014, the Company began managing its five properties located outside of California in-house, while the properties located in California are still being managed by a third party property management company, with exception to the two commercial buildings which are also managed in-house.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The Company had a net loss of $1,180,000 for the three months ended September 30, 2014 compared to net income of $1,692,000 for the three months ended September 30, 2013. The change is primarily attributable to lower income from hotel operations as the result of the higher mortgage interest expense due to the higher mortgage balance, higher legal expenses associated with an ongoing legal matter related to the Justice partnership redemption and from losses on the Company’s marketable securities portfolio, partially offset by the continued improvement of Hotel revenues and to a lesser extent, the improvement in the real estate operations.

The Company had net income from hotel operations of $405,000 for the three months ended September 30, 2014, compared to net income of $2,489,000 for the three months ended September 30, 2013. The change in the net income as noted above was due to higher mortgage interest expense as the result of the higher mortgage balance and higher legal expenses. This is partially offset by the increase in revenues at the Hotel resulting from higher average room rates.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2014 and 2013.

For the three months ended September 30,	2014	2013
Hotel revenues:
Hotel rooms	$12,344,000	$11,054,000
Food and beverage	1,573,000	1,328,000
Garage	697,000	755,000
Other operating departments	216,000	168,000
Total hotel revenues	14,830,000	13,305,000
Operating expenses excluding interest, depreciation and amortization expenses	(11,838,000)	(9,532,000)
Operating income before interest, depreciation and amortization expenses	2,992,000	3,773,000
Interest expense	(1,896,000)	(635,000)
Depreciation and amortization expense	(691,000)	(649,000)

Net income from hotel operations	$405,000	$2,489,000

For the three months ended September 30, 2014, the Hotel generated operating income of $2,992,000 before interest and depreciation and amortization expenses on total revenues of $14,830,000 compared to income of $3,773,000 before interest and depreciation and amortization expenses on total operating revenues of $13,305,000 for the three months ended September 30, 2013. Room revenues increased by $1,290,000 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily as the result of higher room rates as the result of two big San Francisco conventions. Food and beverage revenue increased by $245,000 as the result of higher banquet revenue volume.

Operating expenses increased by $2,306,000 compared to the prior period primarily due to legal fees, higher room occupancy and higher food and beverage related expenses, higher franchise and credit card fees as the result in the increase in revenues and higher property taxes as the result of the redemption the limited partners and the refinancing of the Hotel.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended September 30, 2014 and 2013.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR

2014	$258	96%	$247
2013	$235	94%	$221

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $23 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, while occupancy percentages increase to 96% from 94%. As a result, the Hotel was able to achieve a RevPAR number that was $26 higher than the comparative three month period.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty. During fiscal 2014, we introduced significant product enhancements including “The Cloud” (technology lounge) dedicated to the HHonors top tier members, three new premium executive meeting rooms on the lobby level designed for top corporate meetings, major sports HD television events and one meeting room that is convertible into a Karaoke lounge. We have also upgraded our Team Members lounge and locker rooms and relocated our Sales Department to the lobby level to better access for hotel clients. In addition, a Wellness Center is nearing completion on the fifth floor and will feature a new spa and an expanded fitness center.  The hotel lobby is undergoing a comprehensive soft goods upgrade and will present a new level of style, comfort and arrival experience. And finally, the Hotel in conjunction with the Chinese Cultural Center is developing a landscape area on the Pedestrian Bridge that connects the hotel to Portsmouth Square. We continue taking steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

Real estate operations had a modest improvement with real estate revenues increasing to $4,197,000 for the three months ended September 30, 2014 from $4,078,000 for the three months ended September 30, 2013. Real estate operating expenses also decreased to $2,140,000 from $2,278,000 as the result the decrease in property management fees and overall operating expenses. In July 2014, the Company terminated its property and asset management agreements with the professional third party property management company that managed its properties located outside of California and began managing these properties in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

In February 2014, the Company entered into a contract to sell its 249 unit apartment complex located in Austin, Texas and the adjacent unimproved land for $15,800,000. The purchase/sale agreement provides that purchaser can terminate the agreement with or without cause, however, the potential purchaser would forfeit the earnest money ($208,000) and additional consideration ($250,000) totaling $458,000. The purchaser also has the option to extend the agreement. During the quarter ended September 30, 2014, received the $458,000 and recognized it as income as the result of the potential buyer not extending purchase agreement.

The Company had a net loss on marketable securities of $1,490,000 for the three months ended September 30, 2014 compared to a net gain on marketable securities of $153,000 for the three months ended September 30, 2013. For the three months ended September 30, 2014, the Company had a net realized gain of $155,000 and a net unrealized loss of $1,645,000. For the three months ended September 30, 2013, the Company had a net realized loss of $272,000 and a net unrealized gain of $425,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

General and administrative expense increased to $781,000 for the three months ended September 30, 2014 from $527,000 for the three months ended September 30, 2013 primarily as the result of the increase in stock compensation expense to $325,000 from $140,000 in the previous comparable quarter. The increase in the stock compensation expense is primarily the result of the issuance of 160,000 stock options to an officer of the Company in December 2013.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit (expense) during the three months ended September 30, 2014 and 2013 represents primarily the income tax effect on the Portsmouth’s pretax (loss) income which includes its share in net income (loss) of the Hotel. The Company’s tax benefit as a percentage of the Portsmouth’s income (loss) before income taxes has increased in fiscal 2015 due to the redemption and a larger ownership in Justice.

MARKETABLE SECURITIES

As of September 30, 2014 and June 30, 2014, the Company had investments in marketable equity securities of $9,316,000 and $11,420,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of September 30, 2014		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$3,656,000	39.2%
Technology and telecommunications	2,276,000	24.4%
Entertainment	1,104,000	11.9%
REITs and real estate companies	683,000	7.3%
Financial services	586,000	6.3%
Other	1,011,000	10.9%
	$9,316,000	100.0%

As of June 30, 2014		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$5,081,000	44.5%
Technology	1,395,000	12.2%
REITs and real estate companies	1,001,000	8.8%
Financial services	820,000	7.2%
Other	3,123,000	27.3%
	$11,420,000	100.0%

The Company’s investment in marketable securities portfolio is diversified with 24 different equity positions. The Company holds five equity securities that are individually more than 10% of the equity value of the portfolio. The largest security represents 39.2% of the portfolio and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions. A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock. The Company also owns Comstock convertible preferred stock that is valued at $13,231,000 as of September 30, 2014 and June 30, 2014 and included in Other Investments.

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

For the three months ended September 30,	2014	2013
Net (loss) gain on marketable securities	$(1,490,000)	$153,000
Net unrealized loss on other investments	(42,000)	-
Dividend and interest income	14,000	14,000
Margin interest expense	(157,000)	(198,000)
Trading and management expenses	(312,000)	(272,000)
	$(1,987,000)	$(303,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations, and general partner management fees and limited partnership distributions from Justice Investors, its real estate operations and from the investment of its cash in marketable securities and other investments.

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests now controls approximately 93% of the voting interest in Justice and is now its sole General Partner.

To fund redemption of limited partnership interests and to repay the prior mortgage, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan. The mortgage loan is secured by the Partnership’s principal asset, the Hilton San Francisco-Financial District. The mortgage loan initially bears an interest rate of 5.28% per annum and matures in January 2024. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine loan initially bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender.

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

Management believes that its cash, securities assets, real estate and the cash flows generated from those assets and from the partnership management fees, will be adequate to meet the Company’s current and future obligations. Additionally, management believes there is significant appreciated value in the Hotel and other real estate properties to support additional borrowings if necessary.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2014, the Company’s material financial obligations which also including interest payments.

		9 Months	Year	Year	Year	Year
	Total	2015	2016	2017	2018	2019	Thereafter
Mortgage and subordinated notes payable	$191,974,000	$2,244,000	$5,096,000	$2,289,000	$3,087,000	$3,238,000	$176,020,000
Redemption payable	20,551,000	20,551,000	-	-	-	-	-
Other notes payable	392,000	138,000	175,000	79,000	-	-	-
Interest	149,316,000	8,095,000	10,605,000	10,477,000	9,908,000	9,250,000	100,981,000
Total	$362,233,000	$31,028,000	$15,876,000	$12,845,000	$12,995,000	$12,488,000	$277,001,000

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. Since Prism has the power and ability under the terms of its management agreement to adjust hotel room rates on an ongoing basis, there should be minimal impact on partnership revenues due to inflation. The Company’s revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material.

The Company's residential rental properties provide income from short-term operating leases and no lease extends beyond one year. Rental increases are expected to offset anticipated increased property operating expenses.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three months ended September 30, 2014. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 for a summary of the critical accounting policies.

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

THE INTERGROUP CORPORATION
(Registrant)

Date: November 14, 2014	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: November 14, 2014	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

- 20 -