Form 10-Q
period 2014-12-31
INTERGROUP CORP
filed 2015-02-11
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

☐ Yes  ☒ No

The number of shares outstanding of registrant’s Common Stock, as of January 30, 2015 was 2,383,105.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	December 31, 2014	June 30, 2014
	(Unaudited)
ASSETS
Investment in hotel, net	$43,262,000	$41,897,000
Investment in real estate, net	61,429,000	63,697,000
Investment in marketable securities	11,926,000	11,420,000
Other investments, net	15,811,000	15,837,000
Cash and cash equivalents	1,153,000	4,705,000
Restricted cash - redemption	1,605,000	16,163,000
Restricted cash - mortgage impounds	3,622,000	3,982,000
Other assets, net	7,842,000	7,759,000

Total assets	$146,650,000	$165,460,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$3,730,000	$4,083,000
Accounts payable and other liabilities - hotel	11,749,000	15,161,000
Redemption payable	1,605,000	16,163,000
Due to securities broker	4,879,000	2,925,000
Obligations for securities sold	572,000	175,000
Other notes payable	708,000	282,000
Mortgage notes payable - hotel	117,000,000	117,000,000
Mortgage notes payable - real estate	73,471,000	75,360,000
Deferred income taxes	685,000	943,000
Total liabilities	214,399,000	232,092,000

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,387,972 and 3,383,364 issued; 2,383,105 and 2,381,638 outstanding, respectively	33,000	33,000
Additional paid-in capital	10,319,000	10,092,000
Accumulated deficit	(40,454,000)	(39,401,000)
Treasury stock, at cost, 1,004,867 and 1,001,726 shares	(11,874,000)	(11,818,000)
Total InterGroup shareholders' deficit	(41,976,000)	(41,094,000)
Noncontrolling interest	(25,773,000)	(25,538,000)
Total shareholders' deficit	(67,749,000)	(66,632,000)

Total liabilities and shareholders' equity	$146,650,000	$165,460,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended December 31,	2014	2013
Revenues:
Hotel	$14,044,000	$12,274,000
Real estate	4,030,000	4,158,000
Total revenues	18,074,000	16,432,000
Costs and operating expenses:
Hotel operating expenses	(12,033,000)	(9,493,000)
Hotel restructuring costs	-	(7,295,000)
Hotel occupancy tax - penalty fees	-	(1,084,000)
Real estate operating expenses	(2,192,000)	(2,266,000)
Depreciation and amortization expense	(1,232,000)	(1,284,000)
General and administrative expense	(960,000)	(484,000)

Total costs and operating expenses	(16,417,000)	(21,906,000)

Income (loss) from operations	1,657,000	(5,474,000)
Other income (expense):
Interest expense - mortgages	(2,517,000)	(1,529,000)
Interest expense - occupancy tax	-	(328,000)
Loss on extinguishment of debt	-	(3,910,000)
Loss on disposal of assets	(51,000)	(1,092,000)
Gain on sale of real estate	1,742,000	-
Net (loss) gain on marketable securities	(1,544,000)	615,000
Net unrealized gain (loss) on other investments	16,000	(6,000)
Dividend and interest income	503,000	501,000
Trading and margin interest expense	(431,000)	(422,000)
Other expense, net	(2,282,000)	(6,171,000)

Loss before income taxes	(625,000)	(11,645,000)
Income tax benefit	17,000	2,477,000
Net loss	(608,000)	(9,168,000)
Less: Net loss attributable to the noncontrolling interest	319,000	3,697,000
Net loss attributable to InterGroup	$(289,000)	$(5,471,000)

Net loss per share
Basic and diluted	$(0.25)	$(3.87)
Net loss per share attributable to InterGroup
Basic and diluted	$(0.12)	$(2.31)

Weighted average number of basic and diluted common shares outstanding	2,385,955	2,367,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the six months ended December 31,	2014	2013
Revenues:
Hotel	$28,874,000	$25,579,000
Real estate	8,227,000	8,236,000
Total revenues	37,101,000	33,815,000
Costs and operating expenses:
Hotel operating expenses	(23,871,000)	(19,025,000)
Hotel restructuring costs	-	(7,295,000)
Hotel occupancy tax - penalty fees	-	(1,084,000)
Real estate operating expenses	(4,332,000)	(4,544,000)
Depreciation and amortization expense	(2,458,000)	(2,468,000)
General and administrative expense	(1,741,000)	(1,011,000)

Total costs and operating expenses	(32,402,000)	(35,427,000)

Income (loss) from operations	4,699,000	(1,612,000)
Other income (expense):
Interest expense - mortgages	(5,175,000)	(2,936,000)
Interest expense - occupancy tax	-	(328,000)
Loss on extinguishment of debt	-	(3,910,000)
Loss on disposal of assets	(51,000)	(1,092,000)
Gain on sale of real estate	1,742,000	-
Other real estate income	458,000	-
Net (loss) gain on marketable securities	(3,034,000)	768,000
Net unrealized loss on other investments	(26,000)	(6,000)
Dividend and interest income	517,000	515,000
Trading and margin interest expense	(900,000)	(892,000)
Other expense, net	(6,469,000)	(7,881,000)

Loss before income taxes	(1,770,000)	(9,493,000)
Income tax benefit	258,000	2,017,000
Net loss	(1,512,000)	(7,476,000)
Less: Net loss attributable to the noncontrolling interest	460,000	2,287,000
Net loss attributable to InterGroup	$(1,052,000)	$(5,189,000)

Net loss per share
Basic and diluted	$(0.63)	$(3.16)
Net loss per share attributable to InterGroup
Basic and diluted	$(0.44)	$(2.19)

Weighted average number of basic and diluted common shares outstanding	2,386,051	2,367,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the six months ended December 31,	2014	2013
Cash flows from operating activities:
Net loss	$(1,512,000)	$(7,476,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,458,000	2,468,000
Loss on extinguishment of debt	-	3,910,000
Loss on disposal of assets	51,000	1,092,000
Gain on sale of real estate	(1,742,000)	-
Gain on insurance recovery	-	(249,000)
Net unrealized loss (gain) on marketable securities	3,106,000	(629,000)
Unrealized loss on other investments	26,000	6,000
Stock compensation expense	552,000	191,000
Changes in assets and liabilities:
Investment in marketable securities	(3,612,000)	154,000
Other assets	12,000	(1,545,000)
Accounts payable and other liabilities	(3,765,000)	4,918,000
Due to securities broker	1,954,000	(345,000)
Obligations for securities sold	397,000	(208,000)
Deferred taxes	(258,000)	(2,017,000)
Net cash (used in) provided by operating activities	(2,333,000)	270,000

Cash flows from investing activities:
Net proceeds from sale of real estate	3,288,000	-
Investment in hotel	(2,916,000)	(1,592,000)
Investment in real estate	(331,000)	(142,000)
Investment in Santa Fe	(68,000)	-
Investment in Portsmouth	(33,000)	-
Net cash used in investing activities	(60,000)	(1,734,000)

Cash flows from financing activities:
Restricted cash - withdrawal of (payments to) mortgage impounds	360,000	(1,011,000)
Redemption payments	-	(64,152,000)
Borrowings from mortgage and other notes payable, net	426,000	68,969,000
Payments to mortgage and other notes payable	(1,889,000)	(865,000)
Purchase of treasury stock	(56,000)	(5,000)
Net cash (used in) provided by financing activities	(1,159,000)	2,936,000

Net (decrease) increase in cash and cash equivalents	(3,552,000)	1,472,000
Cash and cash equivalents at the beginning of the period	4,705,000	1,453,000
Cash and cash equivalents at the end of the period	$1,153,000	$2,925,000

Supplemental information:
Interest paid	$5,471,000	$3,622,000

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

The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2015.

For the three and six months ended December 31, 2014 and 2013, the Company had no components of comprehensive income other than net income itself.

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. For the three and six months ended December 31, 2014, the Company did not have diluted earnings per share as the Company had a net loss from continuing operations for the period.

Certain reclassifications have been made to the 2013 consolidated financial statement presentation to correspond to the current year's format. Total equity, net assets, and revenues over expenses are unchanged due to these reclassifications.

As of December 31, 2014, the Company had the power to vote 85.1% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe’s primary business is conducted through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth controls approximately 93% of the voting interest in Justice and is the sole general partner. InterGroup also directly owns approximately 13.1% of the common stock of Portsmouth. The financial statements of Justice are consolidated with those of the Company.

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

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2014	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	25,359,000	(20,850,000)	4,509,000
Building and improvements	60,571,000	(24,556,000)	36,015,000
	$88,668,000	$(45,406,000)	$43,262,000

		Accumulated	Net Book
June 30, 2014	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	23,306,000	(20,072,000)	3,234,000
Building and improvements	59,828,000	(23,903,000)	35,925,000
	$85,872,000	$(43,975,000)	$41,897,000

NOTE 3 – INVESTMENT IN REAL ESTATE AND MORTGAGE AND OTHER NOTES PAYABLE

Investment in real estate consisted of the following:

As of	December 31, 2014	June 30, 2014
Land	$24,741,000	$25,781,000
Buildings, improvements and equipment	72,882,000	74,039,000
Accumulated depreciation	(36,194,000)	(36,123,000)
Investment in real estate, net	$61,429,000	$63,697,000

In November 2014, the Company sold its 5,900 square foot commercial property for $3,450,000 and realized a gain on the sale of real estate of $1,742,000. The Company received net proceeds of $2,163,000 after selling costs and the repayment of the related mortgage of $1,100,000. Prior to its sale, this property was being leased by the buyer.

In February 2014, the Company entered into a contract to sell its 249 unit apartment complex located in Austin, Texas and the adjacent unimproved land for $15,800,000. The purchase/sale agreement provides that purchaser can terminate the agreement with or without cause, however, the potential purchaser would forfeit the earnest money ($208,000) and additional consideration ($250,000) totaling $458,000. The purchaser also had the option to extend the agreement. During the quarter ended September 30, 2014, the Company received the $458,000 and recognized it as income as the result of the potential buyer not extending the purchase agreement. In December 2014, the Company entered into a new contract with a different buyer to sell the same property for $16,300,000. The purchase/sale agreement provides that purchaser can terminate the agreement with or without cause, however, the potential purchaser would forfeit the non-refundable portion of the earnest money of $100,000. It is estimated that the sale will close by the end of February 2015.

NOTE 4 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At December 31, 2014 and June 30, 2014, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain (Loss)	Value

As of December 31, 2014
Corporate
Equities	$14,016,000	$651,000	$(2,741,000)	$(2,090,000)	$11,926,000

As of June 30, 2014
Corporate
Equities	$10,369,000	$2,717,000	$(1,666,000)	$1,051,000	$11,420,000

As of December 31, 2014 and June 30, 2014, the Company had unrealized losses of $1,881,000 and $1,615,000, respectively, related to securities held for over one year.

Net (loss) gain on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the respective periods:

For the three months ended December 31,	2014	2013
Realized (loss) gain on marketable securities	$(83,000)	$410,000
Unrealized (loss) gain on marketable securities	(1,461,000)	205,000

Net (loss) gain on marketable securities	$(1,544,000)	$615,000

For the six months ended December 31,	2014	2013
Realized gain on marketable securities	$72,000	$138,000
Unrealized (loss) gain on marketable securities	(3,106,000)	630,000

Net (loss) gain on marketable securities	$(3,034,000)	$768,000

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

Other investments, net consist of the following:

Type	December 31, 2014	June 30, 2014
Preferred stock - Comstock, at cost	$13,231,000	$13,231,000
Private equity hedge fund, at cost	1,650,000	1,650,000
Corporate debt and equity instruments, at cost	269,000	269,000
Other preferred stock, at cost	480,000	480,000
Warrants - at fair value	181,000	207,000
	$15,811,000	$15,837,000

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

The assets measured at fair value on a recurring basis are as follows:

As of December 31, 2014
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$181,000	$181,000
Investment in marketable securities:
Basic materials	4,830,000	-	-	4,830,000
Energy	2,906,000	-	-	2,906,000
Technology and telecommunications	1,202,000	-	-	1,202,000
REITs and real estate companies	964,000	-	-	964,000
Financial services	582,000	-	-	582,000
Other	1,442,000	-	-	1,442,000
	11,926,000	-	-	11,926,000
	$11,926,000	$-	$181,000	$12,107,000

As of June 30, 2014
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$207,000	$207,000
Investment in marketable securities:
Basic materials	5,081,000	-	-	5,081,000
Technology	1,395,000	-	-	1,395,000
REITs and real estate companies	1,001,000	-	-	1,001,000
Financial services	820,000	-	-	820,000
Other	3,123,000	-	-	3,123,000
	11,420,000	-	-	11,420,000
	$11,420,000	$-	$207,000	$11,627,000

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

					Net gain for the six months
Assets	Level 1	Level 2	Level 3	December 31, 2014	ended December 31, 2014

Other non-marketable investments	$-	$-	$15,630,000	$15,630,000	$-

					Net gain for the six months
Assets	Level 1	Level 2	Level 3	June 30, 2014	ended December 31, 2013

Other non-marketable investments	$-	$-	$15,630,000	$15,630,000	$-

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

During the three months ended December 31, 2014 and 2013, the Company recorded stock option compensation cost of $227,000 and $52,000, respectively, related to stock options that were previously issued. During the six months ended December 31, 2014 and 2013, the Company recorded stock option compensation cost of $464,000 and $103,000, respectively, related to stock options that were previously issued. As of December 31, 2014, there was a total of $1,013,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 4 years.

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

The following table summarizes the stock options activity from June 30, 2013 through December 31, 2014:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	July 1, 2013	222,000	$14.98	6.89 years	$1,353,000
Granted		160,000	18.96
Exercised		(15,000)	11.75
Forfeited		-	-
Exchanged		-	-
Oustanding at	June 30, 2014	367,000	$16.85	7.71 years	$953,000
Exercisable at	June 30, 2014	92,000	$11.30	5.10 years	$717,000
Vested and Expected to vest at	June 30, 2014	367,000	$16.85	7.71 years	$953,000

Oustanding at	July 1, 2014	367,000	$16.85	7.71 years	$731,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Oustanding at	December 31, 2014	367,000	$16.85	7.20 years	$731,000
Exercisable at	December 31, 2014	92,000	$13.00	5.29 years	$585,000
Vested and Expected to vest at	December 31, 2014	367,000	$16.85	7.20 years	$731,000

On July 1 of every year, as part of the Stock Compensation Plan for Non-employee Directors, each non-employee director received an automatic grant of a number of shares of Company’s Common Stock equal in value to $22,000 ($88,000 total recorded as stock compensation expense for the six months ended December 31, 2014 and 2013) based on 100% of the fair market value of the Company’s stock on the day of grant. During the six months ended December 31, 2014 and 2013, the four non-employee directors of the Company received a total grant of 4,608 and 4,192 shares of common stock.

As of December 31, 2014, there were no restricted stock units (RSUs) outstanding.

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

Information below represents reported segments for the three and six months ended December 31, 2014 and 2013. Operating income (loss) from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income (loss) for investment transactions consist of net investment gain (loss) and dividend and interest income.

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2014	Operations	Operations	Transactions	Other	Total
Revenues	$14,044,000	$4,030,000	$-	$-	$18,074,000
Segment operating expenses	(12,033,000)	(2,192,000)	-	(960,000)	(15,185,000)
Segment income (loss) from operations	2,011,000	1,838,000	-	(960,000)	2,889,000
Interest expense - mortgage	(1,769,000)	(748,000)	-	-	(2,517,000)
Loss on disposal of assets	(51,000)	-	-	-	(51,000)
Gain on sale of real estate	-	1,742,000	-	-	1,742,000
Depreciation and amortization expense	(714,000)	(518,000)	-	-	(1,232,000)
Loss from investments	-	-	(1,456,000)	-	(1,456,000)
Income tax benefit	-	-	-	17,000	17,000
Net income (loss)	$(523,000)	$2,314,000	$(1,456,000)	$(943,000)	$(608,000)
Total assets	$51,234,000	$61,429,000	$27,737,000	$6,250,000	$146,650,000

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2013	Operations	Operations	Transactions	Other	Total
Revenues	$12,274,000	$4,158,000	$-	$-	$16,432,000
Segment operating expenses	(17,872,000)	(2,266,000)	-	(484,000)	(20,622,000)
Segment income (loss) from operations	(5,598,000)	1,892,000	-	(484,000)	(4,190,000)
Interest expense - mortgage	(767,000)	(762,000)	-	-	(1,529,000)
Interest expense - occupancy tax	(328,000)	-	-	-	(328,000)
Loss on extinguishment of debt	(3,910,000)	-	-	-	(3,910,000)
Loss on disposal of assets	(1,092,000)	-	-	-	(1,092,000)
Depreciation and amortization expense	(747,000)	(537,000)	-	-	(1,284,000)
Gain from investments	-	-	688,000	-	688,000
Income tax benefit	-	-	-	2,477,000	2,477,000
Net income (loss)	$(12,442,000)	$593,000	$688,000	$1,993,000	$(9,168,000)
Total assets	$68,141,000	$64,581,000	$28,373,000	$5,603,000	$166,698,000

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2014	Operations	Operations	Transactions	Other	Total
Revenues	$28,874,000	$8,227,000	$-	$-	$37,101,000
Segment operating expenses	(23,871,000)	(4,332,000)	-	(1,741,000)	(29,944,000)
Segment income (loss) from operations	5,003,000	3,895,000	-	(1,741,000)	7,157,000
Interest expense - mortgage	(3,665,000)	(1,510,000)	-	-	(5,175,000)
Loss on disposal of assets	(51,000)	-	-	-	(51,000)
Gain on sale of real estate	-	1,742,000	-	-	1,742,000
Other real estate income	-	458,000	-	-	458,000
Depreciation and amortization expense	(1,405,000)	(1,053,000)	-	-	(2,458,000)
Loss from investments	-	-	(3,443,000)	-	(3,443,000)
Income tax benefit	-	-	-	258,000	258,000
Net income (loss)	$(118,000)	$3,532,000	$(3,443,000)	$(1,483,000)	$(1,512,000)
Total assets	$51,234,000	$61,429,000	$27,737,000	$6,250,000	$146,650,000

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2013	Operations	Operations	Transactions	Other	Total
Revenues	$25,579,000	$8,236,000	$-	$-	$33,815,000
Segment operating expenses	(27,404,000)	(4,544,000)	-	(1,011,000)	(32,959,000)
Segment income (loss) from operations	(1,825,000)	3,692,000	-	(1,011,000)	856,000
Interest expense - mortgage	(1,402,000)	(1,534,000)	-	-	(2,936,000)
Interest expense - occupancy tax	(328,000)	-	-	-	(328,000)
Loss on extinguishment of debt	(3,910,000)	-	-	-	(3,910,000)
Loss on disposal of assets	(1,092,000)	-	-	-	(1,092,000)
Depreciation and amortization expense	(1,396,000)	(1,072,000)	-	-	(2,468,000)
Gain from investments	-	-	385,000	-	385,000
Income tax benefit	-	-	-	2,017,000	2,017,000
Net income (loss)	$(9,953,000)	$1,086,000	$385,000	$1,006,000	$(7,476,000)
Total assets	$68,141,000	$64,581,000	$28,373,000	$5,603,000	$166,698,000

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

During the three months ended December 31, 2014 and 2013, the Company received management fees from Justice Investors totaling $140,000 and $108,000, respectively. During the six months ended December 31, 2014 and 2013, the Company received management fees from Justice Investors totaling $281,000 and $220,000, respectively.

These fees are eliminated in consolidation.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership (which took place during fiscal year ended June 30, 2014), Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of December 31, 2014, $1,250,000 of these fees remains payable.

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

RESULTS OF OPERATIONS

As of December 31, 2014, the Company owned approximately 81.2% of the common shares of its subsidiary, Santa Fe and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 13.1% of the common shares of Portsmouth.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. Properties include seventeen apartment complexes, one commercial real estate property, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company’s operating real estate properties with exception of the one commercial property were managed by professional third party property management companies. In July 2014, the Company terminated its property and asset management agreements with the professional third party property management company that managed its properties located outside of California. Beginning July 2014, the Company began managing its five properties located outside of California in-house, while the properties located in California are still being managed by a third party property management company, with exception to the one remaining commercial building which is also managed in-house.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.

Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

The Company had a net loss of $608,000 for the three months ended December 31, 2014 compared to a net loss of $9,168,000 for the three months ended December 31, 2013. The change in the net loss is primarily attributable to all of the costs associated with the redemption of the limited partners of Justice that occurred in the quarter ended December 31, 2013 and the gain on the sale of real estate in the current quarter, partially offset by the lower income from hotel operations due to the higher operating expenses, legal costs and mortgage interest expense in the current quarter. During the current quarter, the Company also had a net loss from investing activity versus income in the comparable period.

The Company had net loss from hotel operations of $523,000 for the three months ended December 31, 2014, compared to a net loss of $12,442,000 for the three months ended December 31, 2013. The change in the net loss as noted above was primarily attributable to all of the costs associated with the redemption of the limited partners of Justice that occurred in the quarter ended December 31, 2013. Although revenues from the Hotel increased, the increase was offset by higher operating expenses which resulted in lower operating income before non-recurring charges and interest and depreciation and amortization for the current quarter.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2014 and 2013.

For the three months ended December 31,	2014	2013
Hotel revenues:
Hotel rooms	$10,916,000	$9,761,000
Food and beverage	2,073,000	1,568,000
Garage	721,000	744,000
Other operating departments	334,000	201,000
Total hotel revenues	14,044,000	12,274,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(12,033,000)	(9,493,000)
Operating income before non-recurring charges, interest and depreciation and amortization	2,011,000	2,781,000
Hotel restructuring costs	-	(7,295,000)
Hotel occupancy tax - penalty fees	-	(1,084,000)
Income (loss) before loss on extinguishment of debt, loss on disposal of assets , interest, depreciation and amortization	2,011,000	(5,598,000)
Loss on extinguishment of debt	-	(3,910,000)
Loss on disposal of assets	(51,000)	(1,092,000)
Interest expense - mortgage	(1,769,000)	(767,000)
Interest expense - occupancy tax	-	(328,000)
Depreciation and amortization expense	(714,000)	(747,000)

Net loss from Hotel operations	$(523,000)	$(12,442,000)

For the three months ended December 31, 2014, the Hotel generated operating income of $2,011,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $14,044,000 compared to operating income of $2,781,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $12,274,000 for the three months ended December 31, 2013. Room revenues increased by $1,155,000 for the three months ended December 31, 2014 compared to the three months ended December 31, 2013 primarily as the result of higher room rates and increased occupancy from business groups. Food and beverage revenue increased by $505,000 as result of increase in group stays during the current period.

Operating expenses increased by $2,540,000 compared to the prior period primarily due to higher legal fees and higher operating expenses which include employee related expenses, room occupancy related expenses and food and beverage related expenses, franchise and credit card fees as the result in the increase in revenues and higher property taxes as the result of the redemption the limited partners and the refinancing of the Hotel.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended December 31, 2014 and 2013.

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2014	$245	89%	$218
2013	$218	89%	$195

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $27 for the three months ended December 31, 2014 compared to the three months ended December 31, 2013, while occupancy percentages remained consistent at 89%. As a result, the Hotel was able to achieve a RevPAR number that was $23 higher than the comparative three month period.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty. In addition to the recent completion of “The Cloud” (technology lounge), three new premium executive meeting rooms and the Karaoke lounge, the hotel has enhanced the arrival experience of the guests by renovating and upgrading the entrance and the lobby. The lobby, the porte cochere and the second floor furniture have been modernized. The carpet flooring in the lobby has been replaced by oak wood creating an open and welcoming environment. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicure and pedicure. The fitness center has been expanded with state of the art equipment.

In order to further the client experience, the hotel plans to renovate the fourth floor meeting rooms to make a state of the art meeting space. The third floor and the ballroom carpets will be replaced. The bathrooms in the Hotel rooms will be remodeled with modern shower amenities. And finally, the Hotel in conjunction with the Chinese Cultural Center is developing a landscape area on the Pedestrian Bridge that connects the hotel to Portsmouth Square. We continue taking steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

Real estate revenues for the three months ended December 31, 2014 of $4,030,000 remained consistent with revenues of $4,158,000 for the three months ended December 31, 2013. Real estate operating expenses decreased to $2,192,000 from $2,266,000 as the result the decrease in property management fees. In July 2014, the Company terminated its property and asset management agreements with the professional third party property management company that managed its properties located outside of California and began managing these properties in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

In November 2014, the Company sold its 5,900 square foot commercial property for $3,450,000 and realized a gain on the sale of real estate of $1,742,000. The Company received net proceeds of $2,163,000 after selling costs and the repayment of the related mortgage of $1,100,000. Prior to its sale, this property was being leased by the buyer.

In February 2014, the Company entered into a contract to sell its 249 unit apartment complex located in Austin, Texas and the adjacent unimproved land for $15,800,000. The purchase/sale agreement provides that purchaser can terminate the agreement with or without cause, however, the potential purchaser would forfeit the earnest money ($208,000) and additional consideration ($250,000) totaling $458,000. The purchaser also had the option to extend the agreement. During the quarter ended September 30, 2014, the Company received the $458,000 and recognized it as income as the result of the potential buyer not extending the purchase agreement. In December 2014, the Company entered into a new contract with a different buyer to sell the same property for $16,300,000. The purchase/sale agreement provides that purchaser can terminate the agreement with or without cause, however, the potential purchaser would forfeit the non-refundable portion of the earnest money of $100,000. It is estimated that the sale will close by the end of February 2015.

The Company had a net loss on marketable securities of $1,544,000 for the three months ended December 31, 2014 compared to a net gain on marketable securities of $615,000 for the three months ended December 31, 2013. Approximately 81% of the $1,544,000 net loss is related to the Company’s investment in the common stock of Comstock. Such investments represent approximately 24.5% of the Company’s portfolio. For the three months ended December 31, 2014, the Company had a net realized loss of $83,000 and a net unrealized loss of $1,461,000. For the three months ended December 31, 2013, the Company had a net realized gain of $410,000 and a net unrealized gain of $205,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

General and administrative expense increased to $960,000 for the three months ended December 31, 2014 from $484,000 for the three months ended December 31, 2013 as the result of the increase in stock compensation expense to $227,000 from $52,000 and the increase in the overall corporate general and administrative expense in the current quarter.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit during the three months ended December 31, 2014 and 2013 represents primarily the income tax effect on the Portsmouth’s pretax (loss) income which includes its share in net income (loss) of the Hotel. The Company’s tax benefit as a percentage of the Portsmouth’s income (loss) before income taxes has increased in fiscal 2015 due to the redemption and a larger ownership in Justice.

Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013

The Company had a net loss of $1,512,000 for the six months ended December 31, 2014 compared to a net loss of $7,476,000 for the six months ended December 31, 2013. The change in the net loss is primarily attributable to all of the costs associated with the redemption of the limited partners of Justice that occurred in the quarter ended December 31, 2013 and the gain on the sale of real estate in the current period, partially offset by the lower income from hotel operations due to the higher operating expenses, legal costs and mortgage interest expense in the current period. During the current period, the Company also had a net loss from investing activity versus income in the comparable period.

The Company had net loss from hotel operations of $118,000 for the six months ended December 31, 2014, compared to a net loss of $9,953,000 for the six months ended December 31, 2013. The change in the net loss as noted above was primarily attributable to all of the costs associated with the redemption of the limited partners of Justice that occurred in the quarter ended December 31, 2013. Although revenues from the Hotel increased, the increase was offset by higher operating expenses which resulted in lower operating income before non-recurring charges and interest and depreciation and amortization for the current quarter.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2014 and 2013.

For the six months ended December 31,	2014	2013
Hotel revenues:
Hotel rooms	$23,260,000	$20,815,000
Food and beverage	3,646,000	2,896,000
Garage	1,418,000	1,499,000
Other operating departments	550,000	369,000
Total hotel revenues	28,874,000	25,579,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(23,871,000)	(19,025,000)
Operating income before non-recurring charges, interest and depreciation and amortization	5,003,000	6,554,000
Hotel restructuring costs	-	(7,295,000)
Hotel occupancy tax - penalty fees	-	(1,084,000)
Income (loss) before loss on extinguishment of debt, loss on disposal of assets , interest, depreciation and amortization	5,003,000	(1,825,000)
Loss on extinguishment of debt	-	(3,910,000)
Loss on disposal of assets	(51,000)	(1,092,000)
Interest expense - mortgage	(3,665,000)	(1,402,000)
Interest expense - occupancy tax	-	(328,000)
Depreciation and amortization expense	(1,405,000)	(1,396,000)

Net loss from Hotel operations	$(118,000)	$(9,953,000)

For the six months ended December 31, 2014, the Hotel generated operating income of $5,003,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $28,874,000 compared to operating income of $6,554,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $25,579,000 for the six months ended December 31, 2013. Room revenues increased by $2,445,000 for the six months ended December 31, 2014 compared to the six months ended December 31, 2013 primarily as the result of higher room rates and increased occupancy from business groups. Food and beverage revenue increased by $750,000 as result of increase in group stays during the current period.

Operating expenses increased by $4,846,000 compared to the prior period primarily due to higher legal fees and higher operating expenses which include employee related expenses, room occupancy related expenses and food and beverage related expenses, franchise and credit card fees as the result in the increase in revenues and higher property taxes as the result of the redemption the limited partners and the refinancing of the Hotel.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the six months ended December 31, 2014 and 2013.

Six Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2014	$252	93%	$232
2013	$227	92%	$208

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $25 for the six months ended December 31, 2014 compared to the six months ended December 31, 2013, while occupancy percentages increase to 93% from 92%. As a result, the Hotel was able to achieve a RevPAR number that was $24 higher than the comparative three month period.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty. In addition to the recent completion of “The Cloud” (technology lounge), three new premium executive meeting rooms and the Karaoke lounge, the hotel has enhanced the arrival experience of the guests by renovating and upgrading the entrance and the lobby. The lobby, the porte cochere and the second floor furniture have been modernized. The carpet flooring in the lobby has been replaced by oak wood creating an open and welcoming environment. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicure and pedicure. The fitness center has been expanded with state of the art equipment.

In order to further the client experience, the hotel plans to renovate the fourth floor meeting rooms to make a state of the art meeting space. The third floor and the ballroom carpets will be replaced. The bathrooms in the Hotel rooms will be remodeled with modern shower amenities. And finally, the Hotel in conjunction with the Chinese Cultural Center is developing a landscape area on the Pedestrian Bridge that connects the hotel to Portsmouth Square. We continue taking steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

Real estate revenues for the six months ended December 31, 2014 of $8,227,000 remained consistent with revenues of $8,236,000 for the six months ended December 31, 2014. Real estate operating expenses decreased to $4,332,000 from $4,544,000 as the result the decrease in property management fees. In July 2014, the Company terminated its property and asset management agreements with the professional third party property management company that managed its properties located outside of California and began managing these properties in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

In November 2014, the Company sold its 5,900 square foot commercial property for $3,450,000 and realized a gain on the sale of real estate of $1,742,000. The Company received net proceeds of $2,163,000 after selling costs and the repayment of the related mortgage of $1,100,000. Prior to its sale, this property was being leased by the buyer.

In February 2014, the Company entered into a contract to sell its 249 unit apartment complex located in Austin, Texas and the adjacent unimproved land for $15,800,000. The purchase/sale agreement provides that purchaser can terminate the agreement with or without cause, however, the potential purchaser would forfeit the earnest money ($208,000) and additional consideration ($250,000) totaling $458,000. The purchaser also had the option to extend the agreement. During the quarter ended September 30, 2014, the Company received the $458,000 and recognized it as income as the result of the potential buyer not extending the purchase agreement. In December 2014, the Company entered into a new contract with a different buyer to sell the same property for $16,300,000. The purchase/sale agreement provides that purchaser can terminate the agreement with or without cause, however, the potential purchaser would forfeit the non-refundable portion of the earnest money of $100,000. It is estimated that the sale will close by the end of February 2015.

The Company had a net loss on marketable securities of $3,034,000 for the six months ended December 31, 2014 compared to a net gain on marketable securities of $768,000 for the six months ended December 31, 2013. Approximately 85% of the $3,034,000 net loss is related to the Company’s investment in the common stock of Comstock. Such investments represent approximately 24.5% of the Company’s portfolio. For the six months ended December 31, 2014, the Company had a net realized gain of $72,000 and a net unrealized loss of $3,106,000. For the six months ended December 31, 2013, the Company had a net realized gain of $138,000 and a net unrealized gain of $630,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

General and administrative expense increased to $1,741,000 for the six months ended December 31, 2014 from $1,011,000 for the six months ended December 31, 2013 as the result of the increase in stock compensation expense to $552,000 from $191,000 and the increase in the overall corporate general and administrative expense in the current quarter.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit during the six months ended December 31, 2014 and 2013 represents primarily the income tax effect on the Portsmouth’s pretax (loss) income which includes its share in net income (loss) of the Hotel. The Company’s tax benefit as a percentage of the Portsmouth’s income (loss) before income taxes has increased in fiscal 2015 due to the redemption and a larger ownership in Justice.

MARKETABLE SECURITIES

As of December 31, 2014 and June 30, 2014, the Company had investments in marketable equity securities of $11,926,000 and $11,420,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of December 31, 2014		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$4,830,000	40.5%
Energy	2,906,000	24.4%
Technology and telecommunications	1,202,000	10.1%
REITs and real estate companies	964,000	8.1%
Financial services	582,000	4.9%
Other	1,442,000	12.0%
	$11,926,000	100.0%

As of June 30, 2014		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$5,081,000	44.5%
Technology	1,395,000	12.2%
REITs and real estate companies	1,001,000	8.8%
Financial services	820,000	7.2%
Other	3,123,000	27.3%
	$11,420,000	100.0%

The Company’s investment in marketable securities portfolio is diversified with 55 different equity positions. The Company holds two equity securities that are individually more than 10% of the equity value of the portfolio. The largest security represents 24.5% of the portfolio and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions. A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock. The Company also owns Comstock convertible preferred stock that is valued at $13,231,000 as of December 31, 2014 and June 30, 2014 and included in Other Investments.

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

For the three months ended December 31,	2014	2013
Net (loss) gain on marketable securities	$(1,544,000)	$615,000
Net unrealized gain (loss) on other investments	16,000	(6,000)
Dividend and interest income	503,000	501,000
Margin interest expense	(139,000)	(160,000)
Trading and management expenses	(292,000)	(262,000)
	$(1,456,000)	$688,000

For the six months ended December 31,	2014	2013
Net gain (loss) on marketable securities	$(3,034,000)	$768,000
Net unrealized loss on other investments	(26,000)	(6,000)
Dividend and interest income	517,000	515,000
Margin interest expense	(296,000)	(358,000)
Trading and management expenses	(604,000)	(534,000)
	$(3,443,000)	$385,000

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations, and general partner management fees, its real estate operations and from the investment of its cash in marketable securities and other investments.

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

Despite an uncertain economy, the Hotel has continued to generate strong revenue growth. While the debt service requirements related the new loans and the ongoing legal dispute with some of the former Justice partners, may create some additional risk for the Company and its ability to generate cash flows in the future, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership’s current and future obligations and financial requirements. Management also believes that there is sufficient equity in the Hotel assets to support future borrowings, if necessary, to fund any new capital improvements and other requirements.

In November 2014, the Company sold its 5,900 square foot commercial property located in Los Angeles, California for $3,450,000 and realized a gain on the sale of real estate of $1,742,000. The Company received net proceeds of $2,163,000 after selling costs and the repayment of the related mortgage of $1,100,000.

Management believes that its cash, securities assets, real estate and the cash flows generated from those assets and from the partnership management fees, will be adequate to meet the Company’s current and future obligations. Additionally, management believes there is significant appreciated value in the Hotel and other real estate properties to support additional borrowings if necessary.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of December 31, 2014, the Company’s material financial obligations which also including interest payments.

		6 Months	Year	Year	Year	Year
	Total	2015	2016	2017	2018	2019	Thereafter
Mortgage and subordinated notes payable	$190,471,000	$1,718,000	$5,213,000	$2,288,000	$3,087,000	$3,238,000	$174,927,000
Redemption payable	1,605,000	1,605,000	-	-	-	-	-
Other notes payable	708,000	313,000	316,000	79,000	-	-	-
Interest	82,028,000	5,376,000	10,573,000	10,445,000	9,908,000	9,250,000	36,476,000
Total	$274,812,000	$9,012,000	$16,102,000	$12,812,000	$12,995,000	$12,488,000	$211,403,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the six months ended December 31, 2014. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 for a summary of the critical accounting policies.

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

The following table reflects purchases of InterGroup’s common stock made by The InterGroup Corporation, for its own account, during the second quarter of its fiscal year ending June 30, 2015.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares Purchased	of shares that May
Fiscal	Number of	Average	as Part of Publicly	Yet be Purchased
2015	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Month #1 (October 1- October 31)	-	-	-	97,966

Month #2 (November 1- November 30)	-	-	-	97,966

Month #3 (December 1- December 31)	3,141	$17.94	3,141	94,825

TOTAL:	3,141	$17,94	3,141	94,825

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

THE INTERGROUP CORPORATION
(Registrant)

Date:	February 11, 2015	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	February 11, 2015	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

- 25 -