Form 10-Q
period 2015-03-31
INTERGROUP CORP
filed 2015-05-11
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of April 24, 2015 was 2,382,905.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

               THE INTERGROUP CORPORATION

CONDENSED  CONSOLIDATED BALANCE SHEETS

As of	March 31, 2015	June 30, 2014
	(Unaudited)
ASSETS
Investment in hotel, net	$43,635,000	$41,897,000
Investment in real estate, net	56,123,000	63,697,000
Investment in marketable securities	8,843,000	11,420,000
Other investments, net	15,489,000	15,837,000
Cash and cash equivalents	10,111,000	4,705,000
Restricted cash - redemption	-	16,163,000
Restricted cash - mortgage impounds	2,832,000	3,982,000
Other assets, net	7,871,000	7,759,000

Total assets	$144,904,000	$165,460,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$3,189,000	$4,083,000
Accounts payable and other liabilities - hotel	13,506,000	15,161,000
Redemption payable	-	16,163,000
Due to securities broker	4,132,000	2,925,000
Obligations for securities sold	-	175,000
Other notes payable	541,000	282,000
Mortgage notes payable - hotel	117,000,000	117,000,000
Mortgage notes payable - real estate	66,559,000	75,360,000
Deferred income taxes	3,615,000	943,000
Total liabilities	208,542,000	232,092,000

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $.01 par value, 100,000 shares
authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized;
3,387,972 and 3,383,364 issued; 2,382,905 and 2,381,638
outstanding, respectively	33,000	33,000
Additional paid-in capital	10,386,000	10,092,000
Accumulated deficit	(36,100,000)	(39,401,000)
Treasury stock, at cost, 1,005,067 and 1,001,726 shares	(11,878,000)	(11,818,000)
Total InterGroup shareholders' deficit	(37,559,000)	(41,094,000)
Noncontrolling interest	(26,079,000)	(25,538,000)
Total shareholders' deficit	(63,638,000)	(66,632,000)

Total liabilities and shareholders' equity	$144,904,000	$165,460,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended March 31,	2015	2014
Revenues:
Hotel	$13,983,000	$11,849,000
Real estate	4,149,000	4,024,000
Total revenues	18,132,000	15,873,000
Costs and operating expenses:
Hotel operating expenses	(11,997,000)	(10,620,000)
Hotel restructuring costs	-	300,000
Real estate operating expenses	(1,947,000)	(2,194,000)
Depreciation and amortization expense	(1,258,000)	(1,030,000)
General and administrative expense	(616,000)	(581,000)

Total costs and operating expenses	(15,818,000)	(14,125,000)

Income from operations	2,314,000	1,748,000

Other income (expense):
Interest expense - mortgages	(2,539,000)	(2,511,000)
Gain on sale of real estate	9,358,000	-
Net (loss) gain on marketable securities	(1,319,000)	342,000
Impairment loss on other investments	(400,000)	-
Net unrealized (loss) gain on other investments	(72,000)	136,000
Dividend and interest income	5,000	9,000
Trading and margin interest expense	(415,000)	(465,000)
Other expense, net	4,618,000	(2,489,000)

Income (loss) before income taxes	6,932,000	(741,000)
Income tax (expense) benefit	(2,930,000)	177,000
Net income (loss)	4,002,000	(564,000)
Less: Net loss attributable to the noncontrolling interest	339,000	229,000
Net income (loss) attributable to InterGroup	$4,341,000	$(335,000)

Net income (loss) per share
Basic	$1.68	$(0.24)
Diluted	$1.65	$(0.24)
Net income (loss) per share attributable to InterGroup
Basic	$1.83	$(0.14)
Diluted	$1.80	$(0.14)

Weighted average number of basic common shares outstanding	2,383,029	2,369,927
Weighted average number of diluted common shares outstanding	2,424,151	2,369,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the nine months ended March 31,	2015	2014
Revenues:
Hotel	$42,857,000	$37,428,000
Real estate	12,376,000	12,260,000
Total revenues	55,233,000	49,688,000
Costs and operating expenses:
Hotel operating expenses	(35,868,000)	(29,645,000)
Hotel restructuring costs	-	(6,995,000)
Hotel occupancy tax - penalty fees	-	(1,084,000)
Real estate operating expenses	(6,279,000)	(6,738,000)
Depreciation and amortization expense	(3,716,000)	(3,498,000)
General and administrative expense	(2,357,000)	(1,592,000)

Total costs and operating expenses	(48,220,000)	(49,552,000)

Income from operations	7,013,000	136,000
Other income (expense):
Interest expense - mortgages	(7,714,000)	(5,447,000)
Interest expense - occupancy tax	-	(328,000)
Loss on extinguishment of debt	-	(3,910,000)
Loss on disposal of assets	(51,000)	(1,092,000)
Gain on sale of real estate	11,100,000	-
Other real estate income	458,000	-
Net (loss) gain on marketable securities	(4,353,000)	1,110,000
Impairment loss on other investments	(400,000)	-
Net unrealized (loss) gain on other investments	(98,000)	130,000
Dividend and interest income	522,000	524,000
Trading and margin interest expense	(1,315,000)	(1,357,000)
Other expense, net	(1,851,000)	(10,370,000)

Income (loss) before income taxes	5,162,000	(10,234,000)
Income tax (expense) benefit	(2,672,000)	2,194,000
Net income (loss)	2,490,000	(8,040,000)
Less: Net loss attributable to the noncontrolling interest	799,000	2,516,000
Net income (loss) attributable to InterGroup	$3,289,000	$(5,524,000)

Net income (loss) per share
Basic	$1.04	$(3.39)
Diluted	$1.03	$(3.39)
Net income (loss) per share attributable to InterGroup
Basic	$1.38	$(2.33)
Diluted	$1.36	$(2.33)

Weighted average number of basic common shares outstanding	2,385,058	2,368,507
Weighted average number of diluted common shares outstanding	2,422,791	2,368,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the nine months ended March 31,	2015	2014
Cash flows from operating activities:
Net income (loss)	$2,490,000	$(8,040,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,716,000	3,498,000
Loss on extinguishment of debt	-	3,910,000
Loss on disposal of assets	51,000	1,092,000
Gain on sale of real estate	(11,100,000)	-
Gain on insurance recovery	-	(249,000)
Net unrealized loss (gain) on marketable securities	3,980,000	(1,110,000)
Impairment loss on other investments	400,000	-
Unrealized loss (gain) on other investments	98,000	(130,000)
Stock compensation expense	688,000	326,000
Changes in assets and liabilities:
Investment in marketable securities	(1,403,000)	3,111,000
Other assets	31,000	(2,472,000)
Accounts payable and other liabilities	(2,549,000)	5,864,000
Due to securities broker	1,207,000	(347,000)
Obligations for securities sold	(175,000)	(2,565,000)
Deferred taxes	2,672,000	(2,194,000)
Net cash provided by operating activities	106,000	694,000

Cash flows from investing activities:
Net proceeds from sale of real estate	17,592,000	-
Investment in hotel	(4,081,000)	(2,255,000)
Investment in real estate	(485,000)	(235,000)
Payments for other investments	(150,000)	(300,000)
Investment in Santa Fe	(92,000)	(30,000)
Investment in Portsmouth	(32,000)	(2,000)
Net cash provided by (used in) investing activities	12,752,000	(2,822,000)

Cash flows from financing activities:
Restricted cash - withdrawal of (payments to) mortgage impounds	259,000	(1,140,000)
Redemption payments, net	-	(64,152,000)
Net (payments on) borrowings from mortgage notes payable	(7,651,000)	67,517,000
Purchase of treasury stock	(60,000)	(5,000)
Net cash (used in) provided by financing activities	(7,452,000)	2,220,000

Net increase in cash and cash equivalents	5,406,000	92,000
Cash and cash equivalents at the beginning of the period	4,705,000	1,453,000
Cash and cash equivalents at the end of the period	$10,111,000	$1,545,000
Supplemental information:
Interest paid	$8,160,000	$6,271,000

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

The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2015.

For the three and nine months ended March 31, 2015 and 2014, the Company had no components of comprehensive income other than net income itself.

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. For the three and nine months ended March 31, 2014, the Company did not have diluted earnings per share as the Company had a net loss for the respective periods.

Certain reclassifications have been made to the 2014 consolidated financial statement presentation to correspond to the current year's format. Total equity, net assets, and revenues over expenses are unchanged due to these reclassifications.

As of March 31, 2015, the Company had the power to vote 85.3% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

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

Recently Issued Accounting Pronouncements

Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU reduces the number of consolidation models from four to two, thereby simplifying the criteria for consolidation by: (a) Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met; (b) Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE) and changing consolidation conclusions in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for periods beginning after December 15, 2015, with early adoption permitted. The Company plans to adopt these provisions in the third quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is not permitted. The Company is in the process of evaluating the impact of this standard on its financial statements.

In June 2014, the FASB issued Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718). The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This update is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations.

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2015	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	25,578,000	(21,219,000)	4,359,000
Building and improvements	62,291,000	(25,753,000)	36,538,000
	$90,607,000	$(46,972,000)	$43,635,000

		Accumulated	Net Book
June 30, 2014	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	23,306,000	(20,072,000)	3,234,000
Building and improvements	59,828,000	(23,903,000)	35,925,000
	$85,872,000	$(43,975,000)	$41,897,000

NOTE 3 – INVESTMENT IN REAL ESTATE AND MORTGAGE AND OTHER NOTES PAYABLE

Investment in real estate consisted of the following:

As of	March 31, 2015	June 30, 2014
Land	$23,453,000	$25,781,000
Buildings, improvements and equipment	64,709,000	74,039,000
Accumulated depreciation	(32,039,000)	(36,123,000)
Investment in real estate, net	$56,123,000	$63,697,000

In February 2014, the Company entered into a contract to sell its 249 unit apartment complex located in Austin, Texas and the adjacent unimproved land for $15,800,000. The purchase/sale agreement provides that purchaser can terminate the agreement with or without cause, however, the potential purchaser would forfeit the earnest money ($208,000) and additional consideration ($250,000) totaling $458,000. The purchaser also had the option to extend the agreement. During the quarter ended September 30, 2014, the Company received the $458,000 and recognized it as income as the result of the potential buyer not extending the purchase agreement. In December 2014, the Company entered into a new contract with a different buyer to sell the same property for $16,300,000. In March 2015, the Company sold this property for $16,300,000 and realized a gain on the sale of real estate of $9,358,000. The Company received net proceeds of $7,890,000 after selling costs and the repayment of the mortgage of $6,356,000 and the early prepayment of debt penalty of $1,634,000.

In November 2014, the Company sold its 5,900 square foot commercial property for $3,450,000 and realized a gain on the sale of real estate of $1,742,000. The Company received net proceeds of $2,163,000 after selling costs and the repayment of the related mortgage of $1,100,000. Prior to its sale, this property was being leased by the buyer.

In March 2015, the Company refinanced the $3,636,000 mortgage note payable on its 157-unit property located in Florence, Kentucky for a new mortgage in the amount of $3,492,000. The Company paid down approximately $210,000 of the old mortgage as part of the refinancing. The new mortgage has a fixed interest rate of 3.87% for ten years and matures in April 2025.

NOTE 4 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At March 31, 2015 and June 30, 2014, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net Unrealized Gain	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	(Loss)	Value

As of March 31, 2015
Corporate
Equities	$11,779,000	$875,000	$(3,811,000)	$(2,936,000)	$8,843,000

As of June 30, 2014
Corporate
Equities	$10,369,000	$2,717,000	$(1,666,000)	$1,051,000	$11,420,000

As of March 31, 2015 and June 30, 2014, the Company had unrealized losses of $3,576,000 and $1,615,000, respectively, related to securities held for over one year.

Net (loss) gain on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the respective periods:

For the three months ended March 31,	2015	2014
Realized (loss) gain on marketable securities	$(445,000)	$769,000
Unrealized loss on marketable securities	(874,000)	(427,000)

Net (loss) gain on marketable securities	$(1,319,000)	$342,000

For the nine months ended March 31,	2015	2014
Realized (loss) gain on marketable securities	$(373,000)	$907,000
Unrealized (loss) gain on marketable securities	(3,980,000)	203,000

Net (loss) gain on marketable securities	$(4,353,000)	$1,110,000

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

Other investments, net consist of the following:

Type	March 31, 2015	June 30, 2014
Preferred stock - Comstock, at cost	$13,231,000	$13,231,000
Private equity hedge fund, at cost	1,250,000	1,650,000
Corporate debt and equity instruments, at cost	269,000	269,000
Other preferred stock, at cost	630,000	480,000
Warrants - at fair value	109,000	207,000
	$15,489,000	$15,837,000

During the three months ended March 31, 2015, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded impairment losses of $400,000.

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

The assets measured at fair value on a recurring basis are as follows:

As of March 31, 2015
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$109,000	$109,000
Investment in marketable securities:
Basic materials	2,294,000	-	-	2,294,000
Industrial goods	1,788,000	-	-	1,788,000
Financial services	1,680,000	-	-	1,680,000
Energy	1,473,000	-	-	1,473,000
REITs and real estate companies	863,000	-	-	863,000
Other	745,000	-	-	745,000
	8,843,000	-	-	8,843,000
	$8,843,000	$-	$109,000	$8,952,000

As of June 30, 2014
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$207,000	$207,000
Investment in marketable securities:
Basic materials	5,081,000	-	-	5,081,000
Technology	1,395,000	-	-	1,395,000
REITs and real estate companies	1,001,000	-	-	1,001,000
Financial services	820,000	-	-	820,000
Other	3,123,000	-	-	3,123,000
	11,420,000	-	-	11,420,000
	$11,420,000	$-	$207,000	$11,627,000

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

					Net loss for the nine months
Assets	Level 1	Level 2	Level 3	March 31, 2015	ended March 31, 2015

Other non-marketable investments	$-	$-	$15,380,000	$15,380,000	$400,000

					Net loss for the nine months
Assets	Level 1	Level 2	Level 3	June 30, 2014	ended March 31, 2014

Other non-marketable investments	$-	$-	$15,630,000	$15,630,000	$-

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

During the three months ended March 31, 2015 and 2014, the Company recorded stock option compensation cost of $136,000 and $135,000, respectively, related to stock options that were previously issued. During the nine months ended March 31, 2015 and 2014, the Company recorded stock option compensation cost of $600,000 and $239,000, respectively, related to stock options that were previously issued. As of March 31, 2015, there was a total of $877,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 3.75 years.

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

The following table summarizes the stock options activity from June 30, 2014 through March 31, 2015:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	July 1, 2013	222,000	$14.98	6.89 years	$1,353,000
Granted		160,000	18.96
Exercised		(15,000)	11.75
Forfeited		-	-
Exchanged		-	-
Oustanding at	June 30, 2014	367,000	$16.85	7.71 years	$953,000
Exercisable at	June 30, 2014	92,000	$11.30	5.10 years	$717,000
Vested and Expected to vest at	June 30, 2014	367,000	$16.85	7.71 years	$953,000

Oustanding at	July 1, 2014	367,000	$16.85	7.71 years	$731,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Oustanding at	March 31, 2015	367,000	$16.85	6.96 years	$1,006,000
Exercisable at	March 31, 2015	118,639	$12.95	5.34 years	$812,000
Vested and Expected to vest at	March 31, 2015	367,000	$16.85	6.96 years	$1,006,000

On July 1 of every year, as part of the Stock Compensation Plan for Non-employee Directors, each non-employee director received an automatic grant of a number of shares of Company’s Common Stock equal in value to $22,000 ($88,000 total recorded as stock compensation expense for the nine months ended March 31, 2015 and 2014) based on 100% of the fair market value of the Company’s stock on the day of grant. During the nine months ended March 31, 2015 and 2014, the four non-employee directors of the Company received a total grant of 4,608 and 4,192 shares of common stock.

As of March 31, 2015, there were no restricted stock units (RSUs) outstanding.

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

Information below represents reported segments for the three and nine months ended March 31, 2015 and 2014. Operating income (loss) from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income (loss) for investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense.

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2015	Operations	Operations	Transactions	Other	Total
Revenues	$13,983,000	$4,149,000	$-	$-	$18,132,000
Segment operating expenses	(11,997,000)	(1,947,000)	-	(616,000)	(14,560,000)
Segment income (loss) from operations	1,986,000	2,202,000	-	(616,000)	3,572,000
Interest expense - mortgage	(1,785,000)	(754,000)	-	-	(2,539,000)
Gain on sale of real estate	-	9,358,000	-	-	9,358,000
Depreciation and amortization expense	(744,000)	(514,000)	-	-	(1,258,000)
Loss from investments	-	-	(2,201,000)	-	(2,201,000)
Income tax expense	-	-	-	(2,930,000)	(2,930,000)
Net income (loss)	$(543,000)	$10,292,000	$(2,201,000)	$(3,546,000)	$4,002,000
Total assets	$49,819,000	$56,123,000	$24,332,000	$14,630,000	$144,904,000

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2014	Operations	Operations	Transactions	Other	Total
Revenues	$11,849,000	$4,024,000	$-	$-	$15,873,000
Segment operating expenses	(10,320,000)	(2,194,000)	-	(581,000)	(13,095,000)
Segment income (loss) from operations	1,529,000	1,830,000	-	(581,000)	2,778,000
Interest expense - mortgage	(1,766,000)	(745,000)	-	-	(2,511,000)
Depreciation and amortization expense	(491,000)	(539,000)	-	-	(1,030,000)
Gain from investments	-	-	22,000	-	22,000
Income tax benefit	-	-	-	177,000	177,000
Net income (loss)	$(728,000)	$546,000	$22,000	$(404,000)	$(564,000)
Total assets	$48,042,000	$64,135,000	$26,333,000	$23,563,000	$162,073,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2015	Operations	Operations	Transactions	Other	Total
Revenues	$42,857,000	$12,376,000	$-	$-	$55,233,000
Segment operating expenses	(35,868,000)	(6,279,000)	-	(2,357,000)	(44,504,000)
Segment income (loss) from operations	6,989,000	6,097,000	-	(2,357,000)	10,729,000
Interest expense - mortgage	(5,450,000)	(2,264,000)	-	-	(7,714,000)
Loss on disposal of assets	(51,000)	-	-	-	(51,000)
Gain on sale of real estate	-	11,100,000	-	-	11,100,000
Other real estate income	-	458,000	-	-	458,000
Depreciation and amortization expense	(2,149,000)	(1,567,000)	-	-	(3,716,000)
Loss from investments	-	-	(5,644,000)	-	(5,644,000)
Income tax expense	-	-	-	(2,672,000)	(2,672,000)
Net income (loss)	$(661,000)	$13,824,000	$(5,644,000)	$(5,029,000)	$2,490,000
Total assets	$49,819,000	$56,123,000	$24,332,000	$14,630,000	$144,904,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2014	Operations	Operations	Transactions	Other	Total
Revenues	$37,428,000	$12,260,000	$-	$-	$49,688,000
Segment operating expenses	(37,724,000)	(6,738,000)	-	(1,592,000)	(46,054,000)
Segment income (loss) from operations	(296,000)	5,522,000	-	(1,592,000)	3,634,000
Interest expense - mortgage	(3,168,000)	(2,279,000)	-	-	(5,447,000)
Interest expense - occupancy tax	(328,000)	-	-	-	(328,000)
Loss on extinguishment of debt	(3,910,000)	-	-	-	(3,910,000)
Loss on disposal of assets	(1,092,000)	-	-	-	(1,092,000)
Depreciation and amortization expense	(1,887,000)	(1,611,000)	-	-	(3,498,000)
Gain from investments	-	-	407,000	-	407,000
Income tax benefit	-	-	-	2,194,000	2,194,000
Net income (loss)	$(10,681,000)	$1,632,000	$407,000	$602,000	$(8,040,000)
Total assets	$48,042,000	$64,135,000	$26,333,000	$23,563,000	$162,073,000

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

During the three months ended March 31, 2015 and 2014, the Company received management fees from Justice Investors totaling $138,000 and $113,000, respectively. During the nine months ended March 31, 2015 and 2014, the Company received management fees from Justice Investors totaling $419,000 and $333,000, respectively.

These fees are eliminated in consolidation.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership (which took place during fiscal year ended June 30, 2014), Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of March 31, 2015, $1,250,000 of these fees remains payable.

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

RESULTS OF OPERATIONS

As of March 31, 2015, the Company owned approximately 81.3% of the common shares of its subsidiary, Santa Fe and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 13.1% of the common shares of Portsmouth.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. Properties include sixteen apartment complexes, one commercial real estate property, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company’s operating real estate properties with exception of the one commercial property were managed by professional third party property management companies. In July 2014, the Company terminated its property and asset management agreements with the professional third party property management company that managed its properties located outside of California. Beginning July 2014, the Company began managing its five properties located outside of California in-house, while the properties located in California are still being managed by a third party property management company, with exception to the one remaining commercial building which is also managed in-house.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The Company had a net income of $4,002,000 for the three months ended March 31, 2015 compared to a net loss of $564,000 for the three months ended March 31, 2014. The significant net income generated in the current quarter was primarily attributable the significant gain on the sale of real estate during the period, partially offset by the loss from investing activities. Hotel revenues increased significantly during the quarter, however, the increase in operating expenses and legal expenses and higher interest expense offset those revenue gains.

The Company had a net loss from hotel operations of $543,000 for the three months ended March 31, 2015, compared to a net loss of $728,000 for the three months ended March 31, 2014. Hotel revenues increased substantially during the current quarter, however, operating expenses also increased.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2015 and 2014.

For the three months ended March 31,	2015	2014
Hotel revenues:
Hotel rooms	$10,824,000	$9,655,000
Food and beverage	2,164,000	1,372,000
Garage	699,000	679,000
Other operating departments	296,000	143,000
Total hotel revenues	13,983,000	11,849,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(11,997,000)	(10,620,000)
Operating income before non-recurring charges,
interest and depreciation and amortization	1,986,000	1,229,000
Hotel restructuring costs	-	300,000
Income (loss) before loss on disposal of assets , interest and
depreciation and amortization	1,986,000	1,529,000
Interest expense - mortgage	(1,785,000)	(1,766,000)
Depreciation and amortization expense	(744,000)	(491,000)

Net loss from Hotel operations	$(543,000)	$(728,000)

For the three months ended March 31, 2015, the Hotel generated operating income of $1,986,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $13,983,000 compared to operating income of $1,229,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $11,849,000 for the three months ended March 31, 2014. Room revenues increased by $1,169,000 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily as the result of higher room rates and increased occupancy from business groups. Food and beverage revenue also increased by $792,000 as result of increase in group stays during the current period.

Operating expenses increased by $1,377,000 compared to the prior period primarily due to higher employee related expenses, room occupancy related expenses and food and beverage related expenses, franchise and credit card fees as the result in the increase in revenues. Legal expenses also increased as the result of the current litigation.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended March 31, 2015 and 2014.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2015	$242	91%	$221
2014	$226	87%	$197

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $16 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, while occupancy percentages increased to 91%. As a result, the Hotel was able to achieve a RevPAR number that was $24 higher than the comparative three month period.

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

Real estate revenues for the three months ended March 31, 2015 increased to $4,149,000 from $4,024,000 for the three months ended March 31, 2014. Real estate operating expenses decreased to $1,947,000 from $2,194,000 as the result the decrease property management fees and insurance expense. In July 2014, the Company terminated its property and asset management agreements with the professional third party property management company that managed its properties located outside of California and began managing these properties in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

In February 2014, the Company entered into a contract to sell its 249 unit apartment complex located in Austin, Texas and the adjacent unimproved land for $15,800,000. The purchase/sale agreement provides that purchaser can terminate the agreement with or without cause, however, the potential purchaser would forfeit the earnest money ($208,000) and additional consideration ($250,000) totaling $458,000. The purchaser also had the option to extend the agreement. During the quarter ended September 30, 2014, the Company received the $458,000 and recognized it as income as the result of the potential buyer not extending the purchase agreement. In December 2014, the Company entered into a new contract with a different buyer to sell the same property for $16,300,000. In March 2015, the Company sold this property for $16,300,000 and realized a gain on the sale of real estate of $9,358,000. The Company received net proceeds of $7,890,000 after selling costs and the repayment of the mortgage of $6,356,000 and the early prepayment of debt penalty of $1,634,000.

The Company had a net loss on marketable securities of $1,319,000 for the three months ended March 31, 2015 compared to a net gain on marketable securities of $342,000 for the three months ended March 31, 2014. Approximately $583,000 of the $1,319,000 net loss is related to the Company’s investment in the common stock of Comstock. Such investments represent approximately 25% of the Company’s portfolio. For the three months ended March 31, 2015, the Company had a net realized loss of $445,000 and a net unrealized loss of $874,000. For the three months ended March 31, 2014, the Company had a net realized gain of $769,000 and a net unrealized loss of $427,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the three months ended March 31, 2015, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded impairment losses of $400,000.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax (expense) benefit during the three months ended March 31, 2015 and 2014 represents primarily the income tax effect of the significant gain on the sale of real estate at InterGroup and Portsmouth’s pretax (loss) income which includes its share in net loss of the Hotel. The Company’s tax benefit as a percentage of the Portsmouth’s income (loss) before income taxes has increased in fiscal 2015 due to the redemption and a larger ownership in Justice.

Nine months Ended March 31, 2015 Compared to the Nine months Ended March 31, 2014

The Company had a net income of $2,490,000 for the nine months ended March 31, 2015 compared to a net loss of $8,040,000 for the nine months ended March 31, 2014. The net income generated during the current period was primarily attributable the significant gain on the sale of real estate during the period, partially offset by the loss from investing activities. The significant loss incurred during the nine months ended March 31, 2014 primarily attributable to all of the costs associated with the redemption of the limited partners of Justice that occurred in the period ended March 31, 2014. Hotel revenues increased significantly during the current period, however, the increase in operating expenses and legal expenses and higher mortgage interest expense offset those revenue gains.

The Company had net loss from hotel operations of $661,000 for the nine months ended March 31, 2015, compared to a net loss of $10,681,000 for the nine months ended March 31, 2014. The change in the net loss as noted above was primarily attributable to all of the costs associated with the redemption of the limited partners of Justice that occurred in the nine months ended March 31, 2014. Although revenues from the Hotel increased during the current period, the increase was offset by higher operating expenses and legal expenses and mortgage interest expense.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2015 and 2014.

For the nine months ended March 31,	2015	2014
Hotel revenues:
Hotel rooms	$34,084,000	$30,470,000
Food and beverage	5,810,000	4,268,000
Garage	2,117,000	2,178,000
Other operating departments	846,000	512,000
Total hotel revenues	42,857,000	37,428,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(35,868,000)	(29,645,000)
Operating income before non-recurring charges,
interest and depreciation and amortization	6,989,000	7,783,000
Hotel restructuring costs	-	(6,995,000)
Hotel occupancy tax - penalty fees	-	(1,084,000)
Income (loss) before loss on extinguishment of debt, loss on disposal of assets , interest,
depreciation and amortization	6,989,000	(296,000)
Loss on extinguishment of debt	-	(3,910,000)
Loss on disposal of assets	(51,000)	(1,092,000)
Interest expense - mortgage	(5,450,000)	(3,168,000)
Interest expense - occupancy tax	-	(328,000)
Depreciation and amortization expense	(2,149,000)	(1,887,000)

Net loss from Hotel operations	$(661,000)	$(10,681,000)

For the nine months ended March 31, 2015, the Hotel generated operating income of $6,989,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $42,857,000 compared to operating income of $7,783,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $37,428,000 for the nine months ended March 31, 2014. Room revenues increased by $3,614,000 for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 primarily as the result of higher room rates and increased occupancy from business groups. Food and beverage revenue also increased by $1,542,000 as result of increase in group stays during the current period.

Operating expenses increased by $6,223,000 compared to the prior period primarily due to higher legal fees and higher operating expenses which include employee related expenses, room occupancy related expenses and food and beverage related expenses, franchise and credit card fees as the result in the increase in revenues and higher property taxes as the result of the redemption the limited partners and the refinancing of the Hotel. Legal expenses increased as the result of the current litigation.

Mortgage interest increased as the result of having nine months of interest expense on the new mortgage loans versus only three months.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the nine months ended March 31, 2015 and 2014.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2015	$248	92%	$229
2014	$227	90%	$205

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $21 for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014, while occupancy percentages increase to 92% from 90%. As a result, the Hotel was able to achieve a RevPAR number that was $24 higher than the comparative three month period.

Real estate revenues for the nine months ended March 31, 2015 of $12,376,000 remained consistent with revenues of $12,260,000 for the nine months ended March 31, 2014. Real estate operating expenses decreased to $6,279,000 from $6,738,000 as the result the decrease in property management fees, insurance expense and repairs and maintenance expense. In July 2014, the Company terminated its property and asset management agreements with the professional third party property management company that managed its properties located outside of California and began managing these properties in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

In February 2014, the Company entered into a contract to sell its 249 unit apartment complex located in Austin, Texas and the adjacent unimproved land for $15,800,000. The purchase/sale agreement provides that purchaser can terminate the agreement with or without cause, however, the potential purchaser would forfeit the earnest money ($208,000) and additional consideration ($250,000) totaling $458,000. The purchaser also had the option to extend the agreement. During the quarter ended September 30, 2014, the Company received the $458,000 and recognized it as income as the result of the potential buyer not extending the purchase agreement. In December 2014, the Company entered into a new contract with a different buyer to sell the same property for $16,300,000. In March 2015, the Company sold this property for $16,300,000 and realized a gain on the sale of real estate of $9,358,000. The Company received net proceeds of $7,890,000 after selling costs and the repayment of the mortgage of $6,356,000 and the early prepayment of debt penalty of $1,634,000.

In November 2014, the Company sold its 5,900 square foot commercial property for $3,450,000 and realized a gain on the sale of real estate of $1,742,000. The Company received net proceeds of $2,163,000 after selling costs and the repayment of the related mortgage of $1,100,000. Prior to its sale, this property was being leased by the buyer.

The Company had a net loss on marketable securities of $4,353,000 for the nine months ended March 31, 2015 compared to a net gain on marketable securities of $1,110,000 for the nine months ended March 31, 2014. Approximately $2,094,000 of the $4,353,000 net loss is related to the Company’s investment in the common stock of Comstock. Such investments represent approximately 25% of the Company’s portfolio. For the nine months ended March 31, 2015, the Company had a net realized loss of $373,000 and a net unrealized loss of $3,980,000. For the nine months ended March 31, 2014, the Company had a net realized gain of $907,000 and a net unrealized gain of $203,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the nine months ended March 31, 2015, the Company performed an impairment analysis of its other investments and determined that one of its investments had an other than temporary impairment and recorded impairment losses of $400,000.

General and administrative expense increased to $2,357,000 for the nine months ended March 31, 2015 from $1,592,000 for the nine months ended March 31, 2014 as the result of the increase in stock compensation expense to $600,000 from $239,000 and the increase in the overall corporate general and administrative expense in the current period.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax (expense) benefit during the nine months ended March 31, 2015 and 2014 represents primarily the income tax effect of the significant gain on the sale of real estate at InterGroup and Portsmouth’s pretax (loss) income which includes its share in net loss of the Hotel. The Company’s tax benefit as a percentage of the Portsmouth’s loss before income taxes has increased in fiscal 2015 due to the redemption and a larger ownership in Justice.

MARKETABLE SECURITIES

As of March 31, 2015 and June 30, 2014, the Company had investments in marketable equity securities of $8,843,000 and $11,420,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of March 31, 2015		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,294,000	25.9%
Industrial goods	1,788,000	20.2%
Financial services	1,680,000	19.0%
Energy	1,473,000	16.7%
REITs and real estate companies	863,000	9.8%
Other	745,000	8.4%
	$8,843,000	100.0%

As of June 30, 2014		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$5,081,000	44.5%
Technology	1,395,000	12.2%
REITs and real estate companies	1,001,000	8.8%
Financial services	820,000	7.2%
Other	3,123,000	27.3%
	$11,420,000	100.0%

The Company’s investment in marketable securities portfolio is diversified with 46 different equity positions. The Company holds four equity securities that are individually more than 10% of the equity value of the portfolio. The largest security represents 24.7% of the portfolio and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions. A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock. The Company also owns Comstock convertible preferred stock that is valued at $13,231,000 as of March 31, 2015 and June 30, 2014 and included in Other Investments.

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

For the three months ended March 31,	2015	2014
Net (loss) gain on marketable securities	$(1,319,000)	$342,000
Impairment loss on other investments	(400,000)	-
Net unrealized (loss) gain on other investments	(72,000)	136,000
Dividend and interest income	5,000	9,000
Margin interest expense	(153,000)	(138,000)
Trading and management expenses	(262,000)	(327,000)
	$(2,201,000)	$22,000

For the nine months ended March 31,	2015	2014
Net (loss) gain on marketable securities	$(4,353,000)	$1,110,000
Impairment loss on other investments	(400,000)	-
Net unrealized (loss) gain on other investments	(98,000)	130,000
Dividend and interest income	522,000	524,000
Margin interest expense	(449,000)	(496,000)
Trading and management expenses	(866,000)	(861,000)
	$(5,644,000)	$407,000

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

In February 2014, the Company entered into a contract to sell its 249 unit apartment complex located in Austin, Texas and the adjacent unimproved land for $15,800,000. The purchase/sale agreement provides that purchaser can terminate the agreement with or without cause, however, the potential purchaser would forfeit the earnest money ($208,000) and additional consideration ($250,000) totaling $458,000. The purchaser also had the option to extend the agreement. During the quarter ended September 30, 2014, the Company received the $458,000 and recognized it as income as the result of the potential buyer not extending the purchase agreement. In December 2014, the Company entered into a new contract with a different buyer to sell the same property for $16,300,000. In March 2015, the Company sold this property for $16,300,000 and realized a gain on the sale of real estate of $9,358,000. The Company received net proceeds of $7,890,000 after selling costs and the repayment of the mortgage of $6,356,000 and the early prepayment of debt penalty of $1,634,000.

In November 2014, the Company sold its 5,900 square foot commercial property for $3,450,000 and realized a gain on the sale of real estate of $1,742,000. The Company received net proceeds of $2,163,000 after selling costs and the repayment of the related mortgage of $1,100,000. Prior to its sale, this property was being leased by the buyer.

In March 2015, the Company refinanced the $3,636,000 mortgage note payable on its 157-unit property located in Florence, Kentucky for a new mortgage in the amount of $3,492,000. The Company paid down approximately $210,000 of the old mortgage as part of the refinancing. The new mortgage has a fixed interest rate of 3.87% for ten years and matures in April 2025.

Management believes that its cash, securities assets, real estate and the cash flows generated from those assets and from the partnership management fees, will be adequate to meet the Company’s current and future obligations. Additionally, management believes there is significant appreciated value in the Hotel and other real estate properties to support additional borrowings if necessary.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2015, the Company’s material financial obligations which also including interest payments.

		3 Months	Year	Year	Year	Year
	Total	2015	2016	2017	2018	2019	Thereafter
Mortgage and subordinated notes payable	$183,559,000	$398,000	$2,354,000	$2,135,000	$2,923,000	$3,064,000	$172,685,000
Other notes payable	541,000	121,000	296,000	79,000	45,000	-	-
Interest	76,886,000	2,691,000	10,245,000	10,120,000	9,591,000	8,947,000	35,292,000
Total	$260,986,000	$3,210,000	$12,895,000	$12,334,000	$12,559,000	$12,011,000	$207,977,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the nine months ended March 31, 2015. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 for a summary of the critical accounting policies.

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

The following table reflects purchases of InterGroup’s common stock made by The InterGroup Corporation, for its own account, during the third quarter of its fiscal year ending June 30, 2015.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares Purchased	of shares that May
Fiscal	Number of	Average	as Part of Publicly	Yet be Purchased
2015	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Month #1
(January 1-	-	-	-	97,966
January 31)

Month #2
(February 1-	200	$19.59	200	97,766
February 28)

Month #3
(March 1-	-	-	-	97,766
March 31)

TOTAL:	200	$19.59	200	97,766

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

THE INTERGROUP CORPORATION
(Registrant)

Date:	May 11, 2015	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	May 11, 2015	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

- 26 -