Form 10-K
period 2015-06-30
INTERGROUP CORP
filed 2015-09-04
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes ☒ No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the closing price on December 31, 2014 (the last business day of registrant’s most recently completed second fiscal quarter ended December 31, 2014) was $14,457,000.

The number of shares outstanding of registrant’s Common Stock, as of August 20, 2015, was 2,390,549.

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

As of June 30, 2015, the Company owned approximately 81.3% of the common shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). Santa Fe’s revenue is primarily generated through its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 13.1% of Portsmouth. Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth has a 93% limited partnership interest in Justice and is the sole general partner. The financial statements of Justice are consolidated with those of the Company. See Note 2 to the consolidated financial statements.

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware limited liability Company, Justice Operating Company, LLC (“Operating”) , a Delaware limited liability Company, and Justice Mezzanine Company, LLC (“Mezzanine”) , a Delaware limited liability Company, owns a 543-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five level underground parking garage. Holdings and Mezzanine are both wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the mezzanine borrower under certain indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. See Recent Business Developments – Limited Partnership Redemption and Restructuring. The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton) . Justice also has entered into a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership owner. Effective January 2014, the management agreement with Prism was amended by the Partnership. The Owner and Manager desire to amend and restate the Existing Management Agreement to change the nature of the services provided by Manager and its compensation, among other things. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause.

The parking garage that is part of the Hotel property is managed by Ace Parking Management, Inc. pursuant to a contract with the Partnership. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees are eliminated in consolidation.

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include sixteen apartment complexes, one commercial real estate property and two single-family houses. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also an investment in unimproved real property. All of the Company’s operating real estate properties were managed by professional third party property management companies through July 2014. Beginning August 2014, the Company began managing its properties located outside of California in-house, while the properties located in California with exception to the two commercial properties, were being managed by a third party property management company. In August 2015, the Company terminated its third party property management agreement for the management of the Company’s properties located in California and will manage the properties in-house going forward. The two commercial properties are managed in-house.

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

RECENT BUSINESS DEVELOPMENTS

Limited Partnership Redemption and Restructuring

In December 2013, the Partnership determined to restructure its ownership to facilitate a refinancing of the Hotel and redeem the interests of certain Partners, including Evon. In the course of this refinancing, restructuring and redemption, the Partnership created three subsidiaries: Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”). Holdings and Mezzanine are each wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the Mezzanine borrower and in December 2013, the Partnership conveyed ownership of the Hotel to Operating.

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth. In addition, the Partnership approved amendments to the Amended and Restated Agreement of Limited Partnership, which amendments became effective upon the completion of the Offer to Redeem and the consummation of the Loan Agreements. Such amendments are described below. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests, now controls approximately a 93% interest in Justice and is now the Partnership’s sole General Partner.

Pursuant to the Offer to Redeem, the Partnership accepted tenders, for cash, from Evon, and seventy-three of the Partnership’s limited partners representing approximately 29.173% of partnership interests outstanding prior to the Offer to Redeem for $1,385,000 for each 1% tendered. On December 19, 2013, Justice distributed the amounts due each of these former partners pursuant to the terms of the Offer to Redeem.

In addition, the Partnership accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in an alternate redemption structure. Under that alternative redemption structure, the Partnership paid to Holdings $1,385,000 for each 1% tendered. Those partners who elected the alternative redemption structure were given an option to designate property for Holdings to purchase within 12 months of December 18, 2013, and then require Holdings to transfer that property to the partner in redemption of that partner’s interest in the Partnership. The governing agreement also provided for other possible methods of redeeming the interests of the partners who elected the alternate redemption structure, respectively. During the years ended June 30, 2015 and 2014, a total of $16,163,000 and $2,928,000 was redeemed under the alternative redemption structure, respectively. As of June 30, 2015, all limited partner interests outstanding under the Offer had been redeemed.

The Partnership incurred approximately $6,681,000 in restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $431,000 in legal, accounting and other professional expenses, and payment of a Real Property Transfer Tax of approximately $4.7 million to the City and County of San Francisco (“CCSF”).

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

As a result of the ownership structure implemented in December 2013, the Partnership is the indirect sole owner of a 543-room hotel property located at 750 Kearny Street, San Francisco, California, now known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five level underground parking garage. The Hotel is operated by Operating as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Existing Franchise Holding LLC (the “Hilton”). Operating also has a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership owner. Effective January 2014, the management agreement with Prism was amended by the Partnership. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause.

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

The Partnership entered into a Franchise License Agreement (the “License Agreement”) with the HLT Existing Franchise Holding LLC (Hilton) on November 24, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the date the Hotel began operating as a Hilton hotel, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the License Agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money cash incentives to be earned through 2030.

Since the opening of the Hotel in January 2006, the Partnership has paid monthly royalties, program fees and information technology recapture charges equal to a percent of the Hotel’s gross room revenue for the preceding calendar month. Total fees paid to Hilton for such services during fiscal 2015 and 2014 totaled $3.6 million and $4.1 million, respectively.

HOTEL MANAGEMENT COMPANY AGREEMENT

On February 2, 2007, the Partnership entered into a management agreement with Prism to manage and operate the Hotel as its agent. The original agreement was effective for a term of ten years, but was amended in January 2014 as described below. Under the original management agreement, the Partnership was required to pay Prism base management fees of up to 2.5% of gross operating revenues of the Hotel (i.e., room, food and beverage, and other operating departments) for the fiscal year. Of that amount, 1.75% of the gross operating revenues was paid monthly. The balance or 0.75% was paid only to the extent that the partially adjusted net operating income (net operating income less capital expenditures) for the applicable fiscal year exceeded the amount of the Hotel’s return for the fiscal year. The base management fee was limited to 1.75% for the period ended January 31, 2014. Under the new management agreement, effective January 2014, the required base management fees were amended by the Partnership to a fixed rate of $20,000 per month. Under the amended management agreement, Prism can also earn an incentive fee of $11,000 for each month that the revenues per room of the Hotel exceed the average revenues per room of a defined set of competing hotels. Base management fees and incentives paid to Prism during the years ended June 30, 2015 and 2014 were $293,000 and $579,000, respectively.

Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement. The management agreement with GMP has a term of 3 years, but may be terminated earlier by the Partnership for cause. Under the agreement, GMP is required to advise the Partnership on the management and operation of the hotel; administer the Partnership’s contracts, leases, agreements with hotel managers and franchisors and other contracts and agreements; provide administrative and asset management services, oversee financial reporting, and maintain offices at the Hotel in order to facilitate provision of services. GMP is paid an annual base management fee of $325,000 per year, increasing by 5% per year, payable in monthly installments, and to reimbursement for reasonable and necessary costs and expenses incurred by GMP in performing its obligations under the agreement. During the years ended June 30, 2015 and 2014, GMP was reimbursed $736,000 and $330,000, respectively, for the salaries, benefits, and local payroll taxes for four key employees. Base management fees and payroll related reimbursements paid to GMP during the years ended June 30, 2015 and 2014 were $1,078,000 and $519,000, respectively.

The management fees expensed for Prism and GMP during the years ended June 30, 2015 and 2014 were $1,370,000 and $1,098,000, respectively.

GARAGE OPERATIONS

On October 31, 2010, the Partnership and Ace Parking entered into an amendment of the original Parking Agreement to extend the term for a period of sixty two (62) months, commencing on November 1, 2010 and terminating December 31, 2015, subject to either party’s right to terminate the agreement without cause on ninety (90) days written notice. The monthly management fee of $2,000 and the accounting fee of $250 remain the same, but the amendment modified how the Excess Profit Fee to be paid to Ace Parking would be calculated.

The amendment provides that, if net operating income (“NOI”) from the garage operations exceeds $1,800,000 but is less than $2,000,000, then Ace Parking will be entitled to an Excess Profit Fee of one percent (1%) of the total annual NOI. If the annual NOI is $2,000,000 or higher, Ace Parking will be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI. The garage’s NOI exceeded the annual NOI of $2,000,000 for the years ended June 30, 2015 and 2014. Base Management and incentive fees to Ace Parking amounted to $44,000 for each of the years ended June 30, 2015 and 2014.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Partnership entered into an amended lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third floor space of the Hotel commonly known as the Chinese Cultural Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease.

The Partnership and the Foundation entered into an amended lease that, among other things, requires the Partnership to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. The term of the amended lease expires on October 17, 2023, with an automatic extension for another 10 year term if the property continues to be operated as a hotel. This amendment allowed Justice to incorporate the third floor into the renovation of the Hotel resulting in a new ballroom for the joint use of the Hotel and new offices and a gallery for the Chinese Culture Center.

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

In November 2014, the Company sold its 5,900 square foot commercial property for $3,450,000 located in Los Angeles, California and realized a gain on the sale of real estate of $1,742,000. The Company received net proceeds of $2,163,000 after selling costs and the repayment of the related mortgage of $1,100,000. Prior to its sale, this property was being leased by the buyer.

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

In August 2015, the Company terminated its third party property management agreement for the management of the Company’s properties located in California and will manage the properties in-house going forward.

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

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2015, the Company had other investments of $15,082,000.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2015, the Company had obligations for securities sold (equities short) of $22,000.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The use of available leverage is guided by the business judgment of management and is subject to any internal investment guidelines, which may be imposed by the Securities Investment Committee. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. As of June 30, 2015, the Company had a margin balance of $345,000 and incurred $600,000 and $618,000 in margin interest expense during the years ended June 30, 2015 and 2014, respectively.

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

San Francisco market is a very competitive market with high demand for guest rooms and meeting space. In the earlier part of fiscal 2015, the Hotel expanded its meeting space to approximately 22,000 square feet by converting the spa on the lobby level to three additional meeting rooms. This has given the Hotel additional flexibility to host bigger groups with break out needs. In addition to the brand new meeting rooms on the lobby level, the renovation of the 2nd floor and brand new carpet on the 3rd floor has enabled the Hotel to attract smaller high end corporate clients. The renovation and increase in meeting space has elevated the perception of clients in the market even though total space available is less than the comp set.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty. In addition to the recent completion of “The Cloud” (technology lounge), three new premium executive meeting rooms and the Karaoke lounge, the Hotel has enhanced the arrival experience of the guests by renovating and upgrading the entrance and the lobby. The lobby, the porte cochere and the second floor furniture have been modernized. The carpet flooring in the lobby has been replaced by oak wood creating an open and welcoming environment. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicure and pedicure treatments. The fitness center has also been expanded with state of the art equipment.

In order to further the client experience, the Hotel plans to renovate the fourth floor meeting space which will help modernize and attract key clientele.  Guestrooms are also being remodeled with modern shower amenities and granite countertops that will span over the next three years. And finally, the Hotel in conjunction with the Chinese Cultural Center is developing a landscape area on the Pedestrian Bridge that connects the Hotel to Portsmouth Square. As we continue to take steps that further develop our ties with the local Chinese community and the city of San Francisco, we are also able to promote important new business ideas that represent good corporate citizenship.

With the high demand in guest rooms and the ADR (average daily rate) increasing, the Hotel’s strategies of obtaining group clients have been streamlined in order to ensure that length and pattern of stay benefits the Hotel overall. The Hotel is also focusing on high end clients with more banquet and meeting room requirements. Moving forward, we will continue to focus on cultivating international business, especially from China, and capturing a greater percentage of the higher rated business, leisure and group travel. We will also continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition, as well as focusing on returning our food and beverage operations to profitability. During the last twelve months, we have seen steady improvement in business and leisure travel. If that trend in the San Francisco market and the hotel industry continues, it should translate into an increase in room revenues and profitability. However, like all hotels, it will remain subject to the uncertain domestic and global economic environment and other risk factors beyond our control, such as the effect of natural disasters.

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

Environmental consultants retained by the Partnership or its lenders conducted updated Phase I environmental site assessments in fiscal year ended June 30, 2014 on the Hotel property. These Phase I assessments relied, in part, on Phase I environmental assessments prepared in connection with the Partnership’s first mortgage loan obtained in December 2013. Phase I assessments are designed to evaluate the potential for environmental contamination on properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly-available databases; however, Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties.

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

EMPLOYEES

As of June 30, 2015, the Company had a total of 7 full-time employees in its corporate office. Effective July 2002, the Company entered into a client service agreement with Insperity, a professional employer organization serving as an off-site, full service human resource department for its corporate office. Insperity personnel management services are delivered by entering into a co-employment relationship with the Company’s employees. In July 2014, the Company terminated its relationship with Insperity and entered into a client service agreement with ADP, another professional employer organization that provides similar services. The agreement with ADP began in August 2014. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Employees of Justice and management of the Hotel are not unionized and the Company believes that their relationships with the Hotel are satisfactory and consistent with the market in San Francisco.

As of June 30, 2015, the Partnership, through Operating, had approximately 312 employees. Approximately 79% of those employees were represented by one of three labor unions, and their terms of employment were determined under a collective bargaining agreement (“CBA”) to which the Partnership was a party. During the year ended June 30, 2014, the Partnership renewed the CBAs for the Local 2 (Hotel and Restaurant Employees), Local 856 (International Brotherhood of Teamsters), and Local 39 (stationary engineers).

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned directly by the Partnership. The Hotel is centrally located near the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away.  Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 543 well-appointed guest rooms and luxury suites situated on 22 floors.  The third floor houses the Chinese Culture Center and grand ballroom.  The Hotel has approximately 22,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown.  The bridge, built and owned by the Partnership, is included in the lease to the Chinese Culture Center.

The Hotel is currently undergoing major guestroom renovations that will span over the next three years. The Partnership expects to expend at least 4% of gross annual Hotel revenues each year for capital improvements and requirements.  In the opinion of management, the Hotel is adequately covered by insurance.

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

The Mortgage Loan is secured by the Partnership’s principal asset, the Hilton San Francisco-Financial District (the “Property”). The Mortgage Loan bears an interest rate of 5.28% per annum and matures in January 2024. The term of the loan is 10 years with interest only due in the first three years and principle and interest on the remaining seven years of the loan based on a thirty year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of Mortgage Lender.

The Mezzanine Loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The Mezzanine Loan bears interest at 9.75% per annum and matures on January 1, 2024. Interest only, payments are due monthly. As additional security for the Mezzanine Loan, there is a limited guaranty executed by the Company in favor of Mezzanine Lender (the “Mezzanine Guaranty” and, together with the Mortgage Guaranty, the “Guaranties”).

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties will be full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. As of June 30, 2015 and 2014, the Partnership is in compliance with both requirements.

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

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 2. The note and related interest income were eliminated in consolidation.

RENTAL PROPERTIES

As June 30, 2015, the Company's investment in real estate consisted of twenty properties located throughout the United States, with a concentration in Texas and Southern California. These properties include sixteen apartment complexes, two single-family houses as strategic investments and one commercial real estate property. All properties are operating properties. In addition to the properties, the Company owns approximately 2 acres of unimproved land in Maui, Hawaii.

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

In July 2014, both agreements with IPS and Delta Alliance were terminated and the Company brought the management of the properties located outside of California back in-house. During the year ended June 30, 2015 and 2014, total management fees paid to these two firms totaled $381,000 and $33,000, respectively.

Effective August 1, 2005, the Company entered into a Management Agreement with Century West Properties, Inc. (“Century West”) to act as an agent of the Company to rent and manage all of the Company’s residential rental properties in the Los Angeles, California area. The Management Agreement with Century West was for an original term of twelve months ending on July 31, 2006 and continues on a month-to-month basis, until terminated upon 30 days prior written notice. The Management Agreement provides for a monthly fee equal to 4% of the monthly gross receipts from the properties with resident managers and a fee of 4 1/2% of monthly gross receipts for properties without resident managers. During the years ended June 30, 2015 and 2014, the management fees were $200,000 and $159,000, respectively. In August 2015, the Company terminated its third party property management agreement with Century West and will manage the properties in-house going forward.

In the opinion of management, each of the properties is adequately covered by insurance. None of the properties are subject to foreclosure proceedings or litigation, other than such litigation incurred in the normal course of business. The Company's residential rental property leases are short-term leases, with no lease extending beyond one year.

Description of Properties

Las Colinas, Texas. The Las Colinas property is a water front apartment community along Beaver Creek that was developed in 1993 with 358 units on approximately 15.6 acres of land. The Company acquired the complex on April 30, 2004 for approximately $27,145,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. Real estate property taxes for the year ended June 30, 2015 were approximately $694,000. The outstanding mortgage balance was approximately $18,600,000 at June 30, 2015 and the maturity date of the mortgage is December 1, 2022.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2015 were approximately $222,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $9,992,000 at June 30, 2015 and the maturity date of the mortgage is July 31, 2022. In June 2014, the Company obtained a second mortgage on this property in the amount of $2,701,000. The term of the loan is approximately 8 years with the interest rate fixed at 4.51%. The loan matures in August 2022.

St. Louis, Missouri. The St. Louis property is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2015, real estate property taxes were approximately $165,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,837,000 at June 30, 2015 and the maturity date of the mortgage is May 31, 2023.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2015, real estate property taxes were approximately $45,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In March 2015, the Company refinanced the $3,636,000 mortgage note payable for a new mortgage in the amount of $3,492,000. The Company paid down approximately $210,000 of the old mortgage as part of the refinancing. The new mortgage has a fixed interest rate of 3.87% for ten years and matures in April 2025. The outstanding mortgage balance was approximately $3,482,000 at June 30, 2015.

Austin, Texas. The Austin property is a two-story project with 249 units on approximately 7.8 acres. The Company acquired the complex with 190 units on November 18, 1999 for $4,150,000. The Company also acquired an adjacent complex with 59 units on January 8, 2002 for $1,681,000. For the year ended June 30, 2015, real estate taxes were approximately $203,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The Company also owns approximately 4.1 acres of unimproved land and a single family house adjacent to this property. In March 2015, the Company sold this property and the unimproved land for $16,300,000 and realized a gain on the sale of real estate of $9,358,000. The Company received net proceeds of $7,890,000 after selling costs and the repayment of the mortgage of $6,356,000 and the early prepayment of debt penalty of $1,634,000.

Los Angeles, California. The Company owns two commercial properties, twelve apartment complexes, and two single-family houses in the general area of West Los Angeles.

The first Los Angeles commercial property is a 5,500 square foot, two story building that served as the Company's corporate offices until it was leased out, effective October 1, 2009 and the Company leased a new space for its corporate office. The Company acquired the building on March 4, 1999 for $1,876,000. The property taxes for the year ended June 30, 2015 were approximately $32,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $950,000 at June 30, 2015 and the note matures in January 2016.

The second Los Angeles commercial property is a 5,900 square foot commercial building. The Company acquired the building on September 15, 2000 for $1,758,000. The property taxes for the year ended June 30, 2015 were approximately $14,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In November 2014, the Company sold this property for $3,450,000 and realized a gain on the sale of real estate of $1,742,000. The Company received net proceeds of $2,163,000 after selling costs and the repayment of the related mortgage of $1,100,000. Prior to its sale, this property was being leased by the buyer.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30,

2013, real estate property taxes were approximately $21,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,969,000 at June 30, 2015 and the maturity date of the mortgage is January 1, 2022.

The second Los Angeles apartment complex is a 29,000 square foot three-story apartment with 27 units. This complex is held by Intergroup Woodland Village, Inc. ("Woodland Village"), which is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000. For the year ended June 30, 2015, real estate property taxes were approximately $62,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $3,029,000 at June 30, 2015 and the maturity date of the mortgage is December 1, 2020.

The third Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2015, real estate property taxes were approximately $35,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,754,000 at June 30, 2015 and the maturity date of the mortgage is March 1, 2021.

The fourth Los Angeles apartment complex is a 10,500 square foot apartment with 9 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2015, real estate property taxes were approximately $27,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,195,000 at June 30, 2015 and the maturity date of the mortgage is March 1, 2021.

The fifth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2015, real estate property taxes were approximately $108,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,376,000 at June 30, 2015 and the maturity date of the mortgage is December 1, 2020.

The sixth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2015, real estate property taxes were approximately $69,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $6,287,000 at June 30, 2015 and the maturity date of the mortgage is September 1, 2022.

The seventh Los Angeles apartment complex is a 3,000 square foot apartment with 4 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2015, real estate property taxes were approximately $16,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $377,000 at June 30, 2015 and the maturity date of the mortgage is September 1, 2042.

The eighth Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2015, real estate property taxes were approximately $15,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $638,000 at June 30, 2015 and the maturity date of the mortgage is September 1, 2042.

The ninth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2015, real estate property taxes were approximately $21,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $931,000 at June 30, 2015 and the maturity date of the mortgage is September 1, 2042.

The tenth Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2015, real estate property taxes were approximately $19,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In July 2013, the Company refinanced its $466,000 adjustable rate mortgage note payable on this property for a new 30-year mortgage in the amount of $500,000. The interest rate on the new loan is fixed at 3.75% per annum for the first five years and variable for the remaining of the term. The note matures in July 2043. The outstanding mortgage balance was approximately $482,000 at June 30, 2015.

The eleventh Los Angeles apartment complex, which is owned 100% by the Company’s subsidiary Santa Fe, is a 4,200 square foot two-story apartment with 2 units. Santa Fe acquired the property on February 1, 2002 at an initial cost of approximately $785,000. For the year ended June 30, 2015, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method based upon an estimated useful Life of 40 years. The outstanding mortgage balance was approximately $381,000 at June 30, 2015 and the maturity date of the mortgage is September 1, 2042.

The twelfth apartment which is located in Marina del Rey, California, is a 6,316 square foot two-story apartment with 9 units. The Company acquired the property on April 29, 2011 at an initial cost of approximately $4,000,000. For the year ended June 30, 2015, real estate property taxes were approximately $52,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. The outstanding mortgage balance was approximately $1,404,000 at June 30, 2015 and the maturity date of the mortgage is May 1, 2021.

The first Los Angeles single-family house is a 2,771 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. For the year ended June 30, 2015, real estate property taxes were approximately $10,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $410,000 at June 30, 2015 and the maturity date of the mortgage is September 1, 2042.

The second Los Angeles single-family house is a 2,201 square foot home. The Company acquired the property on August 22, 2003 at an initial cost of approximately $700,000. For the year ended June 30, 2015, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $438,000 at June 30, 2015 and the maturity date of the mortgage is September 1, 2042.

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

ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) and the physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for each of the Company's operating properties for fiscal year ended June 30, 2015 are provided below.

	Economic	Physical
Property	Occupancy	Occupancy
1. Las Colinas,TX	83%	95%
2. Morris County, NJ	93%	99%
3. St. Louis, MO	90%	95%
4. Florence, KY	86%	93%
5. Los Angeles, CA (1)	86%	99%
6. Los Angeles, CA (2)	73%	94%
7. Los Angeles, CA (3)	99%	99%
8. Los Angeles, CA (4)	94%	96%
9. Los Angeles, CA (5)	75%	94%
10. Los Angeles, CA (6)	88%	88%
11. Los Angeles, CA (7)	92%	94%
12. Los Angeles, CA (8)	85%	85%
13. Los Angeles, CA (9)	96%	100%
14. Los Angeles, CA (10)	95%	95%
15. Los Angeles, CA (11)	94%	94%
16. Marina del Rey, CA (12)	89%	99%

The Company’s Los Angeles, California properties are subject to various rent control laws, ordinances and regulations which impact the Company’s ability to adjust and achieve higher rental rates.

Item 3. Legal Proceedings.

In 2013, the City of San Francisco’s Tax Collector’s office claimed that Justice owed the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector attributed to its over payment. The Company paid the full amount in March 2014 as part of the appeals process but is reflecting an amount on the balance sheet in “Other assets, net” as it is currently under protest.

Several legal matters are pending relating to the redemption transaction described in Note 2. On December 18, 2013, a Real Property Transfer Tax of approximately $4.7 million was paid to the City and County of San Francisco (“CCSF”). CCSF required payment of the Transfer Tax as a condition to record the transfer of the Hotel land parcel from Investors to Operating, which was necessary to effect the Loan Agreements. While the Partnership contends the Transfer Tax that was assessed by CCSF was illegal and erroneous, the tax was paid, under protest, to facilitate the consummation of the redemption transaction, the Loan Agreements and the recording of related documents. The Partnership has challenged CCSF’s imposition of the tax and filed a refund lawsuit against CCSF in San Francisco County Superior Court. No prediction can be made as to whether any portion of the tax will be refunded.

On February 13, 2014, Evon filed a complaint in San Francisco Superior Court against the Partnership, Portsmouth, and a limited partner and related party asserting contract and tort claims based on Justice’s withholding of $4.7 million from a payment due to Holdings to pay the transfer tax described above. On April 1, 2014, the defendants in the action removed the action to the United States District Court for the Northern District of California. Evon dismissed its complaint on April 8, 2014 and, that same day, filed a second complaint in San Francisco Superior Court substantially similar to the dismissed complaint, except for the omission of a federal cause of action. Evon’s current complaint in the action asserts causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing against Justice only; breach of fiduciary duty against Portsmouth only; conversion against Justice and Portsmouth; and fraud/ and concealment against Justice, Portsmouth and a Justice limited partner and related party. In July 2014, Justice paid to Holdings a total of $4.7 million, the amount Evon claims was incorrectly withheld from Holdings to pay the transfer tax described above. Defendants moved to compel arbitration on August 5, 2014, and the Superior Court denied that motion on September 23, 2014. Defendants have appealed the order denying the motion to compel arbitration. The parties have been engaged in settlement discussions, and have agreed to postpone activity in both the Superior Court and the Court of Appeal while they attempt settlement. To date, the courts have been amenable to continuing all pending dates. The parties have not yet reached a final settlement. No prediction can be given as to the ultimate outcome of this matter.

On April 21, 2014, the Partnership commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the “Respondents”) in connection with the redemption transaction. The arbitration alleges legal malpractice against the Respondents and also seeks declaratory relief regarding provisions of the option agreement in the redemption transaction and regarding the engagement letter with Respondents. The arbitration is pending before JAMS, Inc. in Los Angeles, but has been stayed pending conclusion of the action filed by Evon described above. No prediction can be given as to the outcome of this matter.

On June 27, 2014, the Partnership commenced an action in San Francisco Superior Court against Evon, Holdings, and those partners who elected the alternative redemption structure. The action seeks a declaration of the correct interpretation of (i) the special allocations sections of the Amended and Restated Agreement of Limited Partnership of Justice, with an effective date of January 1, 2013; and (ii) whether certain partners who elected the alternative redemption structure breached the governing Limited Partnership Interest Redemption Option Agreement. The complaint states that these declarations are relevant to preparation of the Partnership’s 2013 and 2014 state and federal tax returns and the associated Forms K-1 to be issued to affected current and former partners. The Partnership filed a First Amended Complaint on October 31, 2014. Evon filed a cross-complaint on December 9, 2014, alleging fraudulent concealment and promissory fraud against the Partnership in connection with the redemption transaction. The Partnership demurred to the cross-complaint, and that demurrer is still pending in the Superior Court. The parties have been engaged in settlement discussions, and have agreed to postpone activity in this case while they attempt settlement. To date, the court has been amenable to continuing all pending dates. The parties have not yet reached a final settlement. No prediction can be given as to the outcome of this matter.

On March 20, 2015, the Partnership and Operating filed a case in the Supreme Court of the State of New York entitled Justice Investors and Justice Operating Company, LLC v. Hilton Franchise LLC (the “Action”). On June 26, 2015, Operating and Hilton entered into a Settlement Agreement and Release (the “Agreement”) to settle and release all claims arising out of or in connection with the Action. Under the terms of the Agreement, Hilton and Operating agreed to amend the existing License Agreement (described above) between the Partnership and Hilton by extending it for 15 years, and for Hilton to pay to Operating key money. Operating executed a self-exhausting, interest-free promissory note in favor of HLT Existing Franchise Holding LLC in the amount of the key money, which provides that the key money is to be amortized, on a straight-line basis, over the 15 year term of the amended, extended Franchise Agreement. Upon the Effective Date of the Agreement, Justice dismissed the Action.

The Partnership has not yet filed its 2014 federal and state partnership income tax returns. The outcome of the Declaratory Relief action pending in San Francisco Superior Court will likely impact the filing of the 2014 tax returns, and the Partnership is working to resolve these issues.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

The Company's Common Stock is listed and trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market, LLC under the symbol: “INTG”. The following table sets forth the high and low sales prices for the Company’s common stock for each quarter of the last two fiscal years ended June 30, 2015 and 2014 as reported by NASDAQ.

Fiscal 2015	High	Low

First Quarter (7/ 1 to 9/30)	$20.50	$19.01
Second Quarter (10/1 to 12/31)	$19.41	$17.45
Third Quarter (1/1 to 3/31)	$21.25	$17.50
Fourth Quarter (4/1 to 6/30)	$21.86	$18.68

Fiscal 2014	High	Low

First Quarter (7/ 1 to 9/30)	$21.01	$18.02
Second Quarter (10/1 to 12/31)	$20.04	$18.30
Third Quarter (1/1 to 3/31)	$19.43	$18.31
Fourth Quarter (4/1 to 6/30)	$19.49	$17.18

As of August 20, 2015, the approximate number of holders of record of the Company’s Common Stock was 280. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in names of various brokers, clearing agencies or other nominees.

DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

This information appears in Part III, Item 12 of this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not have any purchases of its common stock for its own account, during the fourth quarter of its fiscal year ending June 30, 2015:

The Company has only one stock repurchase program. The program was initially announced on January 13, 1998 and was amended on February 10, 2003, October 12, 2004 and June 3, 2009. The total number of shares authorized to be repurchased pursuant to those prior authorizations was 995,000, adjusted for stock splits. On November 15, 2012, the Board of Directors authorized the Company to purchase up to an additional 100,000 shares of Company’s common stock. As of June, 30, 2015, that total amount of shares authorized for repurchase is approximately 95,000. The purchases will be made, in the discretion of management, from time to time, in the open market or through privately negotiated third party transactions depending on market conditions and other factors. The Company’s repurchase program has no expiration date and can be amended and increased, from time to time, in the discretion of the Board of Directors. No plan or program expired during the period covered by the table.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

As of June 30, 2015, the Company owned approximately 81.3% of the common shares of its subsidiary, Santa Fe and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 13.1% of the common shares of Portsmouth. The Company's principal sources of revenue continue to be derived from the general and limited partnership interests of its subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. Justice owns a 543 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). The Partnership entered into a Franchise License agreement with the HLT Franchise Holding LLC (Hilton) on December 10, 2004. The term of the License agreement was for an initial period of 15 years commencing on the opening date, with an option to extend the license agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the franchise agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money cash incentives to be earned through 2030. The key money cash incentives were received on July 1, 2015 and are included in accounts receivable at June 30, 2015.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. Properties include sixteen apartment complexes, one commercial real estate property, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has an investment in unimproved real property.

All of the Company’s operating real estate properties with exception of the two commercial properties were managed by professional third party property management companies. In July 2014, the Company terminated its property and asset management agreements with the professional third party property management company that managed its properties located outside of California. Beginning August 2014, the Company began managing its five properties located outside of California in-house, while the properties located in California are still being managed by a third party property management company, with exception to the two commercial buildings which are also managed in-house. In August 2015, the Company terminated its third party property management agreement with Century West and will manage the properties in-house going forward.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.

Fiscal Year Ended June 30, 2015 Compared to Fiscal Year Ended June 30, 2014

The Company had net income of $2,057,000 for the year ended June 30, 2015 compared to a net loss of $6,748,000 for the year ended June 30, 2014. The net income is primarily the result of the significant gain on the sale of real estate during the current year and to all of the costs associated with the redemption of the limited partners of Justice that occurred in the year ended June 30, 2014, partially offset by higher mortgage interest expense and losses from the Company’s investment activities during the current year.

The Company had net loss from Hotel operations of $388,000 for the year ended June 30, 2015 compared to net loss of $10,664,000 for the year ended June 30, 2014. The decrease in the net loss as noted above was primarily attributable to all of the costs associated with the redemption of the limited partners of Justice that occurred in the year ended June 30, 2014. Although revenues from the Hotel increased during the current period, the increase was offset by higher operating expenses, mortgage interest expense and legal expense related to the current litigation.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2015 and 2014.

For the year ended June 30,	2015	2014
Hotel revenues:
Hotel rooms	$45,351,000	$41,502,000
Food and beverage	7,577,000	5,862,000
Garage	2,802,000	2,893,000
Other operating departments	1,081,000	706,000
Total hotel revenues	56,811,000	50,963,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(47,016,000)	(40,805,000)
Operating income before non-recurring charges, interest and depreciation and amortization	9,795,000	10,158,000
Hotel restructuring costs	-	(6,681,000)
Hotel occupancy tax - penalty fees	-	(1,278,000)
Income before loss on extinguishment of debt, loss on disposal of assets , interest, depreciation and amortization	9,795,000	2,199,000
Loss on extinguishment of debt	-	(3,910,000)
Loss on disposal of assets	(47,000)	(1,092,000)
Interest expense - mortgage	(7,234,000)	(4,960,000)
Interest expense - occupancy tax	-	(328,000)
Depreciation and amortization expense	(2,902,000)	(2,573,000)

Net loss from Hotel operations	$(388,000)	$(10,664,000)

For the year ended June 30, 2015, the Hotel generated operating income of $9,795,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $56,811,000 compared to operating income of $10,158,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $50,963,000 for the year ended June 30, 2014. Room revenues increased by $3,849,000 for the year ended June 30, 2015 compared to the year ended June 30, 2014 primarily as the result of higher room rates and increased occupancy from business groups. Food and beverage revenue increased by $1,715,000 as result of increase in group stays during the current year.

Operating expenses increased by $6,211,000 compared to the prior year primarily due to higher legal fees and higher operating expenses which include employee related expenses, room occupancy related expenses and food and beverage related expenses, franchise and credit card fees as the result in the increase in revenues and higher property taxes as the result of the redemption the limited partners and the refinancing of the Hotel. Legal expenses increased as the result of the current litigation.

Mortgage interest increased as the result of having one full year of interest expense on the new mortgage loans versus only six months in the prior year.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the year ended June 30, 2015 and 2014.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2015	$246	93%	$229
2014	$229	92%	$209

Room revenues remained strong as the San Francisco market continued to have good demand for higher rated business. The Hotel’s average daily rate increased by $17 for the year ended June 30, 2015 compared to the year ended June 30, 2014, while occupancy percentages increased to 93% from 92%. As a result, the Hotel was able to achieve a RevPAR number that was $20 higher than the prior year.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty. In addition to the recent completion of “The Cloud” (technology lounge), three new premium executive meeting rooms and the Karaoke lounge, the Hotel has enhanced the arrival experience of the guests by renovating and upgrading the entrance and the lobby. The lobby, the porte cochere and the second floor furniture have been modernized. The carpet flooring in the lobby has been replaced by oak wood creating an open and welcoming environment. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicure and pedicure treatments. The fitness center has also been expanded with state of the art equipment.

In order to further the client experience, the Hotel plans to renovate the fourth floor meeting space which will help modernize and attract key clientele.  Additionally, we have installed new carpet on the third floor including the ballroom. Guestrooms are also being remodeled with modern shower amenities and granite countertops that will span over the next three years. And finally, the Hotel in conjunction with the Chinese Cultural Center is developing a landscape area on the Pedestrian Bridge that connects the Hotel to Portsmouth Square. As we continue to take steps that further develop our ties with the local Chinese community and the city of San Francisco, we are also able to promote important new business ideas that represent good corporate citizenship.

With the high demand in guest rooms and the ADR increasing, the Hotel’s strategies of obtaining group clients have been streamlined in order to ensure that length and pattern of stay benefits the Hotel overall. The Hotel is also focusing on high end clients with more banquet and meeting room requirements. Moving forward, we will continue to focus on cultivating international business, especially from China, and capturing a greater percentage of the higher rated business, leisure and group travel. We will also continue in our efforts to upgrade our guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition, as well as focusing on returning our food and beverage operations to profitability. During the last twelve months, we have seen steady improvement in business and leisure travel. If that trend in the San Francisco market and the hotel industry continues, it should translate into an increase in room revenues and profitability. However, like all hotels, it will remain subject to the uncertain domestic and global economic environment and other risk factors beyond our control, such as the effect of natural disasters.

Revenue from real estate operations decreased to $15,926,000 for the year ended June 30, 2015 from $16,332,000 for the year ended June 30, 2014. The decrease in real estate revenues is primarily due to the sale of its 249 unit apartment complex located in Austin, Texas (see below for further discussion on sale), partially offset by increased rents at our remaining properties. Real estate operating expenses decreased to $8,237,000 for the year ended June 30, 2015 from $8,982,000 for the year ended June 30, 2014 primarily as the result of eliminating the third party property management expense related to the management of our properties located outside of California, the sale of the Austin, Texas property and to a lesser extent the decrease in repairs and maintenance expense. In August 2015, the Company terminated its third party property management agreement for the management of the Company’s properties located in California and will manage the properties in-house going forward. As of September 2015, all of the Company’s properties are being managed in house.

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

The Company had a net loss on marketable securities of $4,652,000 for the year ended June 30, 2015 compared to a net gain on marketable securities of $998,000 for the year ended June 30, 2014. Approximately $2,242,000 of the $4,652,000 net loss is related to the Company’s investment in the common stock of Comstock Mining Inc. Such investments represent approximately 46% of the Company’s portfolio. For the year ended June 30, 2015, the Company had a net realized loss of $1,590,000 and a net unrealized loss of $3,062,000. For the year ended June 30, 2014, the Company had a net realized gain of $870,000 and a net unrealized gain of $128,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the years ended June 30, 2015 and 2014, the Company performed an impairment analysis of its other investments and determined that its investments had an other than temporary impairment and recorded impairment losses of $701,000 and $101,000, respectively

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit (expense) during the year ended June 30, 2015 and 2014 represents primarily the combined income tax effect of Portsmouth’s pretax loss which includes its share in net loss of the Hotel and pre-tax income from Intergroup (standalone) primarily as the result of the significant gains related to the sales of the two real estate properties.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2015 and 2014, the Company had investments in marketable equity securities of $5,827,000 and $11,420,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of June 30, 2015		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,761,000	47.4%
Technology	1,115,000	19.1%
Industrial goods	612,000	10.5%
REITs and real estate companies	517,000	8.9%
Financial services	325,000	5.6%
Other	497,000	8.5%
	$5,827,000	100.0%

As of June 30, 2014		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$5,081,000	44.5%
Technology	1,395,000	12.2%
REITs and real estate companies	1,001,000	8.8%
Financial services	820,000	7.2%
Other	3,123,000	27.3%
	$11,420,000	100.0%

The Company’s investment portfolio is diversified with 15 different equity positions. The Company holds one equity security that is more than 10% of the equity value of the portfolio. The largest security represents 46% of the portfolio at June 30, 2015 and consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The amount of the Company’s investment in any particular issuer may increase or decrease, and additions or deletions to its securities portfolio may occur, at any time. While it is the internal policy of the Company to limit its initial investment in any single equity to less than 10% of its total portfolio value, that investment could eventually exceed 10% as a result of equity appreciation or reduction of other positions. A significant percentage of the portfolio consists of common stock in Comstock that was obtained through dividend payments by Comstock on its 7.5% Series A-1 Convertible Preferred Stock.

The Company also holds a $13,231,000 investment in Comstock Series A-1 Convertible Preferred Stock which is carried at cost and included in Other investments, net. On August 27, 2015, all of such preferred stock was converted into common stock of Comstock.    Please see Note 6 – Other Investments, Net of the consolidated financial statements.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2015	2014
Net (loss) gain on marketable securities	$(4,652,000)	$998,000
Net unrealized (loss) gain on other investments	(204,000)	181,000
Impairment loss on other investments	(701,000)	(101,000)
Dividend and interest income	1,062,000	1,064,000
Margin interest expense	(600,000)	(618,000)
Trading expenses	(1,141,000)	(1,181,000)
	$(6,236,000)	$343,000

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

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (parent company of Portsmouth) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 2 of the Company’s consolidated financial statements.

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

In June 2014, the Company obtained a seven month extension of its $992,000 mortgage note payable on the first commercial building located in Los Angeles, California that matured in June 2014. The loan was extended to January 2016. Interest rate on the note remains the same.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$183,233,000	$2,348,000	$2,130,000	$2,918,000	$3,059,000	$3,208,000	$169,570,000
Other notes payable	4,905,000	518,000	473,000	408,000	362,000	361,000	2,783,000
Interest	68,048,000	10,267,000	9,870,000	9,085,000	8,441,000	7,848,000	22,537,000
Total	$256,186,000	$13,133,000	$12,473,000	$12,411,000	$11,862,000	$11,417,000	$194,890,000

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

We have audited the accompanying consolidated balance sheets of The InterGroup Corporation and its subsidiaries (the Company) as of June 30, 2015 and 2014, and the related consolidated statements of operations, shareholders’ (deficit) equity and cash flows for each of the years in the two-year period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The InterGroup Corporation and its subsidiaries as of June 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

September 4, 2015

THE INTERGROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30,	2015	2014

ASSETS
Investment in Hotel, net	$43,840,000	$41,897,000
Investment in real estate, net	55,768,000	63,697,000
Investment in marketable securities	5,827,000	11,420,000
Other investments, net	15,082,000	15,837,000
Cash and cash equivalents	8,529,000	4,705,000
Restricted cash - redemption	-	16,163,000
Restricted cash	2,868,000	3,982,000
Other assets, net	11,505,000	7,759,000

Total assets	$143,419,000	$165,460,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$5,268,000	$4,083,000
Accounts payable and other liabilities - Hotel	13,615,000	15,161,000
Redemption payable	-	16,163,000
Due to securities broker	345,000	2,925,000
Obligations for securities sold	22,000	175,000
Other notes payable	4,905,000	282,000
Mortgage notes payable - Hotel	117,000,000	117,000,000
Mortgage notes payable - real estate	66,233,000	75,360,000
Deferred income taxes	3,000	943,000
Total liabilities	207,391,000	232,092,000

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,391,096 and 3,383,364 issued; 2,386,029 and 2,381,638 outstanding, respectively	33,000	33,000
Additional paid-in capital	10,494,000	10,092,000
Accumulated deficit	(36,459,000)	(39,401,000)
Treasury stock, at cost, 1,005,067 and 1,001,726 shares	(11,878,000)	(11,818,000)
Total InterGroup shareholders' deficit	(37,810,000)	(41,094,000)
Noncontrolling interest	(26,162,000)	(25,538,000)
Total shareholders' deficit	(63,972,000)	(66,632,000)

Total liabilities and shareholders' deficit	$143,419,000	$165,460,000

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2015	2014
Revenues:
Hotel	$56,811,000	$50,963,000
Real estate	15,926,000	16,332,000
Total revenues	72,737,000	67,295,000
Costs and operating expenses:
Hotel operating expenses	(47,016,000)	(40,805,000)
Hotel restructuring costs	-	(6,681,000)
Hotel occupancy tax - penalty fees	-	(1,278,000)
Real estate operating expenses	(8,237,000)	(8,982,000)
Depreciation and amortization expense	(4,943,000)	(4,723,000)
General and administrative expense	(2,859,000)	(2,168,000)

Total costs and operating expenses	(63,055,000)	(64,637,000)

Income from operations	9,682,000	2,658,000
Other income (expense):
Interest expense - mortgage	(10,153,000)	(7,986,000)
Interest expense - occupancy tax	-	(328,000)
Loss on extinguishment of debt	-	(3,910,000)
Loss on disposal of assets	(47,000)	(1,092,000)
Gain on sale of real estate	11,100,000	-
Other real estate income	458,000	-
Net (loss) gain on marketable securities	(4,652,000)	998,000
Net unrealized (loss) gain on other investments and derivatives	(204,000)	181,000
Impairment loss on other investments	(701,000)	(101,000)
Dividend and interest income	1,062,000	1,064,000
Trading and margin interest expense	(1,741,000)	(1,799,000)
Net other expense	(4,878,000)	(12,973,000)

Income (loss) before income taxes	4,804,000	(10,315,000)
Income tax (expense) benefit	(2,747,000)	3,567,000
Net income (loss)	2,057,000	(6,748,000)
Less: Net loss attributable to the noncontrolling interest	885,000	2,056,000
Net income (loss) attributable to InterGroup	$2,942,000	$(4,692,000)

Net income (loss) per share
Basic	$0.86	$(2.85)
Diluted	$0.85	$(2.85)
Net income (loss) per share attributable to InterGroup
Basic	$1.23	$(1.98)
Diluted	$1.21	$(1.98)

Weighted average number of common shares outstanding	2,384,521	2,368,861
Weighted average number of diluted common shares outstanding	2,432,741	2,368,861

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

			Additional			InterGroup		Total
	Common Stock		Paid-in	Retained Earnings	Treasury	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Capital	(Accumulated Deficit)	Stock	Equity (Deficit)	Interest	Equity (Deficit)

Balance at July 1, 2013	3,363,361	$33,000	$9,714,000	$9,899,000	$(11,813,000)	$7,833,000	$(4,081,000)	$3,752,000

Net loss	-	-	-	(4,692,000)	-	(4,692,000)	(2,056,000)	(6,748,000)

Redemption of limited partnership interest		-	-	(65,298,000)	-	(65,298,000)	1,146,000	(64,152,000)

Allocation of accumulated deficit of Justice to noncontrolling interest relating ot the redemption of limited parthership interests		-	-	20,690,000	-	20,690,000	(20,690,000)	-

Stock options expense	-	-	476,000	-	-	476,000	-	476,000

Issuance of stock for compensation	4,192	-	88,000	-	-	88,000	-	88,000

Issuance of stock related to stock options exercised	7,616	-	35,000	-	-	35,000	-	35,000

Conversion of RSU to stock	8,195	-	-	-	-	-	-	-

Investment in Santa Fe	-	-	(213,000)	-	-	(213,000)	137,000	(76,000)

Investment in Portsmouth	-	-	(8,000)	-	-	(8,000)	6,000	(2,000)

Purchase of treasury stock	-	-	-	-	(5,000)	(5,000)	-	(5,000)

Balance at June 30, 2014	3,383,364	33,000	10,092,000	(39,401,000)	(11,818,000)	(41,094,000)	(25,538,000)	(66,632,000)

Net income (loss)	-	-	-	2,942,000	-	2,942,000	(885,000)	2,057,000

Stock options expense	-	-	664,000	-	-	664,000	-	664,000

Issuance of stock for compensation	4,608	-	88,000	-	-	88,000	-	88,000

Issuance of stock related to stock options exercised	3,124	-	44,000	-	-	44,000	-	44,000

Investment in Santa Fe	-	-	(275,000)	-	-	(275,000)	174,000	(101,000)

Investment in Portsmouth	-	-	(119,000)	-	-	(119,000)	87,000	(32,000)

Purchase of treasury stock	-	-	-	-	(60,000)	(60,000)	-	(60,000)

Balance at June 30, 2015	3,391,096	$33,000	$10,494,000	$(36,459,000)	$(11,878,000)	$(37,810,000)	$(26,162,000)	$(63,972,000)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2015	2014
Cash flows from operating activities:
Net income (loss)	$2,057,000	$(6,748,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net unrealized loss on marketable securities	3,062,000	128,000
Unrealized loss (gain) on other investments and derivative instruments	204,000	(181,000)
Impairment loss on other investments	701,000	101,000
Gain on sale of real estate	(11,100,000)	-
Gain on insurance recovery	-	(249,000)
Loss on extinguishment of debt	-	3,910,000
Loss on disposal of assets	47,000	1,092,000
Depreciation and amortization	4,943,000	4,723,000
Stock compensation expense	752,000	564,000
Changes in assets and liabilities:
Investment in marketable securities	2,531,000	1,076,000
Other assets, net	675,000	(2,005,000)
Accounts payable and other liabilities	(361,000)	6,774,000
Due to securities broker	(2,580,000)	163,000
Obligations for securities sold	(153,000)	(2,390,000)
Deferred taxes	(940,000)	(3,674,000)
Net cash (used in) provided by operating activities	(162,000)	3,284,000

Cash flows from investing activities:
Net proceeds from the sale of real estate	17,592,000	-
Investment in hotel, net	(5,083,000)	(3,696,000)
Investment in real estate, net	(604,000)	(337,000)
Payments for other investments	(150,000)	(477,000)
Investment in Santa Fe	(101,000)	(76,000)
Investment in Portsmouth	(32,000)	(2,000)
Net cash provided by (used in) investing activities	11,622,000	(4,588,000)

Cash flows from financing activities:
Proceeds from mortgage notes payable	-	156,660,000
Net payments of mortgage and other notes payable	(8,734,000)	(86,448,000)
Restricted cash for redemption and mortgage impounds	17,277,000	(17,697,000)
Distributions and redemption to noncontrolling interest	(16,163,000)	(47,989,000)
Purchase of treasury stock	(60,000)	(5,000)
Proceeds from exercise of options	44,000	35,000
Net cash (used in) provided by financing activities	(7,636,000)	4,556,000

Net increase in cash and cash equivalents	3,824,000	3,252,000
Cash and cash equivalents at the beginning of the year	4,705,000	1,453,000
Cash and cash equivalents at the end of the year	$8,529,000	$4,705,000

Supplemental information:
Income tax paid	$1,190,000	$180,000
Interest paid	$10,753,000	$8,932,000

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

As of June 30, 2015, the Company had the power to vote 85.3% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

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

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 543-room Hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the Hotel) and related facilities including a five level underground parking garage. Holdings and Mezzanine are both a wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the Mezzanine borrower under certain indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton) . Justice also has a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership owner. Effective January 2014, the management agreement with Prism was amended by the Partnership. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause.

In addition to the operations of the Hotel, the Company also generates income from the ownership of real estate. Properties include apartment complexes, commercial real estate, and two single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. The Company’s residential rental properties located in California are managed by a professional third party property management company. Effective September 1, 2015, all of the Company’s real estate properties will be managed in-house.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Santa Fe. All significant inter-company transactions and balances have been eliminated.

Investment in Hotel, Net

Property and equipment are stated at cost. Building improvements are being depreciated on a straight-line basis over their useful lives ranging from 3 to 39 years. Furniture, fixtures, and equipment are being depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years.

Repairs and maintenance are charged to expense as incurred. Costs of significant renewals and improvements are capitalized and depreciated over the shorter of its remaining estimated useful life or life of the asset. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts; any resulting gain or loss is included in other income (expenses).

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles (“GAAP”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2015 and 2014.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2015 and 2014.

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

Other Investments, Net

Other investments include non-marketable securities (carried at cost, net of any impairments loss), non –marketable warrants (carried at fair value) and certain convertible preferred securities, received in exchange for debt instruments, carried at a book basis, initially determined using the estimated fair value on the exchange date. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2015 and 2014, the Company recorded impairment losses related to other investments of $701,000 and $101,000, respectively. As of June 30, 2015 and 2014, the allowance for impairment losses was $5,428,000 and $4,727,000, respectively.

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

Accounts Payable and Other Liabilities

Accounts payable and other liabilities include trade payables, customer advance deposits and other liabilities.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $459,000 and $434,000 for the years ended June 30, 2015 and 2014, respectively.

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

Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income (loss) per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. As of June 30, 2015 and 2014, the Company had 48,220 and 37,738 stock options, respectively, that were considered potentially dilutive common shares. The basic and diluted earnings per share were the same for the year ended June 30, 2014 because the Company had a net loss.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. We are in the process of evaluating this guidance.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the consolidation analysis for both the variable interest model and for the voting model for limited partnerships and similar entities. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. ASU 2015-02 provides for one of two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We are in the process of evaluating this guidance and our method of adoption.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)(“ASU 2014-08”). The amendments in ASU 2014-08 provide guidance for the recognition of discontinued operations, change the requirements for reporting discontinued operations in ASC 205-20, “Discontinued Operations” (“ASC 205-20”) and require additional disclosures about discontinued operations. ASU 2014-08 is effective for the Company for periods beginning after December 15, 2014. Early application is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact ASU 2014-08 but believes that this ASU will not have a significant impact on its Consolidated Financial Statements as it relates primarily as to how items are presented in the financial statements. We are in the process of evaluating this guidance and we have no plan to discontinue use of any significant assets.

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2016. The Company does not plan to early adopt. We are currently evaluating the impact ASU 2014-09 will have on the Company's consolidated financial statements.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements — Going Concern ("ASU 2014-15"). The new guidance explicitly requires that management assess an entity's ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Though permitted, the Company does not plan to early adopt. The Company does not believe that this standard will have a significant impact on its consolidated financial statements.

In July 2015, the FASB issued Accounting Standard Update No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11") which requires entities to measure most inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual and interim periods beginning after December 15, 2016. Though permitted, the Company does not plan to early adopt. We are currently evaluating the impact ASU 2015-11 will have on the Company's consolidated financial statements.

NOTE 2 - JUSTICE INVESTORS

Justice Investors, a California limited partnership (“Justice” or the “Partnership”), was formed in 1967 to acquire real property in San Francisco, California, for the development and lease of the Hotel (described below) and related facilities. The Partnership has one general partner, Portsmouth Square, Inc., a California corporation (“Portsmouth”) and approximately 24 voting limited partners, including Portsmouth.

Effective December 1, 2008, Portsmouth and Evon Corporation, a California corporation (“Evon”), as the two general partners of Justice, entered into a 2008 Amendment to the Limited Partnership agreement (the “Amendment”) that provided for a change in the respective roles of the general partners. Pursuant to the Amendment, Portsmouth assumed the role of managing general partner and Evon continued on as the co-general partner of Justice. The Amendment was ratified by approximately 98% of the limited partnership interests. The Amendment also amended and restated the Limited Partnership agreement of the Company in its entirety to comply with the new provisions of the California Corporations Code known as the “Uniform Limited Partnership Act of 2008.” The Amendment did not result in any material modifications of the rights or obligations of the general and limited partners. The Amendment also provides that future amendments to the limited partnership agreement would be made only upon the consent of the general partners and at least seventy five percent (75%) of the interests of the limited partners. Consent of at least 75% of the interests of the limited partners is required to remove a general partner pursuant to the Amendment.

Concurrent with the Amendment, a new General Partner Compensation Agreement (the “Compensation Agreement”) was entered into on December 1, 2008, among Justice, Portsmouth and Evon to terminate and supersede all prior compensation agreements for the general partners. Pursuant to the Compensation Agreement, the general partners of Justice were entitled to receive an amount equal to 1.5% of the gross annual revenues of the partnership (as defined in the Amendment), less $75,000 to be used as a contribution toward the cost of Justice engaging an asset manager. The Compensation Agreement set the minimum annual compensation of the general partners at a of approximately $285,000, with eighty percent (80%) of that amount being allocated to Portsmouth for its services as managing general partner and twenty percent (20%) allocated to Evon as the co-general partner. Compensation earned by the general partners in each calendar year in excess of the minimum base was be payable in equal fifty percent (50%) shares to Portsmouth and Evon. As described below, the Compensation Agreement was amended upon the completion of the Offer to Redeem on December 18, 2013.

In December 2013, the Partnership determined to restructure its ownership to facilitate a refinancing of the Hotel and redeem the interests of certain Partners, including Evon. In the course of this refinancing, restructuring and redemption, the Partnership created three subsidiaries: Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”). Holdings and Mezzanine are each wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the Mezzanine borrower and in December 2013, the Partnership conveyed ownership of the Hotel to Operating.

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth. In addition, the Partnership approved amendments to the Amended and Restated Agreement of Limited Partnership, which amendments became effective upon the completion of the Offer to Redeem and the consummation of the Loan Agreements. Such amendments are described below. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests, now controls approximately a 93% interest in Justice and is now the Partnership’s sole General Partner.

Pursuant to the Offer to Redeem, the Partnership accepted tenders, for cash, from Evon, and seventy-three of the Partnership’s limited partners representing approximately 29.173% of partnership interests outstanding prior to the Offer to Redeem for $1,385,000 for each 1% tendered. On December 19, 2013, Justice distributed the amounts due each of these former partners pursuant to the terms of the Offer to Redeem.

In addition, the Partnership accepted the election of holders of approximately 17.146% of the limited partnership interests outstanding prior to the Offer to Redeem to participate in an alternate redemption structure. Under that alternative redemption structure, the Partnership paid to Holdings $1,385,000 for each 1% tendered. Those partners who elected the alternative redemption structure were given an option to designate property for Holdings to purchase within 12 months of December 18, 2013, and then require Holdings to transfer that property to the partner in redemption of that partner’s interest in the Partnership. The governing agreement also provided for other possible methods of redeeming the interests of the partners who elected the alternate redemption structure, respectively. During the years ended June 30, 2015 and 2014, a total of $16,163,000 and $2,928,000 was redeemed under the alternative redemption structure, respectively. As of June 30, 2015, all limited partner interests outstanding under the Offer had been redeemed.

The Partnership incurred approximately $6,681,000 in restructuring costs relating to the Offer to Redeem and related financing transactions, including a one-time management fee of $1,550,000, approximately $431,000 in legal, accounting and other professional expenses, and payment of a Real Property Transfer Tax of approximately $4.7 million to the City and County of San Francisco (“CCSF”).

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

As a result of the ownership structure implemented in December 2013, the Partnership is the indirect sole owner of a 543-room hotel property located at 750 Kearny Street, San Francisco, California, now known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five level underground parking garage. The Hotel is operated by Operating as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Existing Franchise Holding LLC (the “Hilton”). Operating also has a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership owner. Effective January 2014, the management agreement with Prism was amended by the Partnership. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause.

As of June 30, 2015 and 2014, the Partnership had an accumulated deficit. That accumulated deficit is primarily attributable to the redemption of certain limited partners, effective December 18, 2013. The Partnership utilized the book value method to record the redemption of the limited partners. Under book value (bonus) method the remaining partners continue the existing partnership, recording no changes to the book values of the partnership’s assets and liabilities. As a result, any revaluation of the existing partnership’s assets or liabilities that might be undertaken is solely to determine the settlement price to the outgoing partner. The partner’s withdrawal from the partnership is recorded by adjusting the remaining partners’ capital accounts with the amount of the bonus, which is allocated according to their income sharing ratio. The amount of adjustment is equal to the difference between the settlement price paid to the withdrawing partner and the book value of his share of total partnership capital at the time he withdraws. Justice Partner’s capital was reduced by approximately $64.1 million for the redemption during the year ended June 30, 2014.

Management believes that the revenues and cash flows expected to be generated from the operations of the Hotel, garage and leases will be sufficient to meet all of the Partnership’s current and future obligations and financial requirements. Management also believes that there is significant appreciated value in the Hotel property in excess of the net book value to support additional borrowings, if necessary.

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2015	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	25,958,000	(21,603,000)	4,355,000
Building and improvements	62,031,000	(25,284,000)	36,747,000
	$90,727,000	$(46,887,000)	$43,840,000

		Accumulated	Net Book
June 30, 2014	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	23,306,000	(20,072,000)	3,234,000
Building and improvements	59,828,000	(23,903,000)	35,925,000
	$85,872,000	$(43,975,000)	$41,897,000

In December 2013, Justice determined to substantially demolish the Hotel’s ground-level Spa (with the exception of the ceilings and certain mechanical systems) to build out additional meeting rooms, a technology lounge and re-locate Hotel offices. In fiscal 2014, Justice recorded a loss of approximately $738,000 as a disposal of assets on the closure of the Hotel’s Spa on the lobby level.

NOTE 4 - INVESTMENT IN REAL ESTATE, NET

At June 30, 2015, the Company's investment in real estate consisted of twenty properties located throughout the United States. These properties include sixteen apartment complexes, two single-family houses as strategic investments, and one commercial real estate properties. The Company also owns unimproved land located in Maui, Hawaii.

Investment in real estate included the following:

As of June 30,	2015	2014
Land	$23,453,000	$25,781,000
Buildings, improvements and equipment	64,828,000	74,039,000
Accumulated depreciation	(32,513,000)	(36,123,000)
	$55,768,000	$63,697,000

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

At June 30, 2015 and 2014, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized (Loss) Gain	Value

As of June 30, 2015
Corporate
Equities	$7,845,000	$1,136,000	$(3,154,000)	$(2,018,000)	$5,827,000

As of June 30, 2014
Corporate
Equities	$10,369,000	$2,717,000	$(1,666,000)	$1,051,000	$11,420,000

As of June 30, 2015 and 2014, the Company had $3,062,000 and $1,615,000, respectively, of unrealized losses related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the years ended June 30, 2015 and 2014, respectively.

For the year ended June 30,	2015	2014
Realized (loss) gain on marketable securities	$(1,590,000)	$870,000
Unrealized (loss) gain on marketable securities	(3,062,000)	128,000

Net (loss) gain on marketable securities	$(4,652,000)	$998,000

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

Other investments, net consist of the following:

Type	June 30, 2015	June 30, 2014
Preferred stock - Comstock, at cost	$13,231,000	$13,231,000
Private equity hedge fund, at cost	1,250,000	1,650,000
Corporate debt and equity instruments, at cost	-	269,000
Other preferred stock	497,000	480,000
Warrants - at fair value	104,000	207,000
	$15,082,000	$15,837,000

As of June 30, 2015, the Company had $13,231,000 (13,231 preferred shares) held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE) 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) of Comstock. On August 27, 2015, all of such preferred stock was converted into common stock of Comstock.

As of June 30, 2014, the Company had investments in corporate debt and equity instruments which had attached warrants that were considered derivative instruments. These warrants have an allocated cost basis of $420,000 as of June 30, 2015 and 2014 and a fair value of $104,000 and $207,000, respectively, as of June 30, 2015 and 2014. During the year ended June 30, 2015 and 2014, the Company had an unrealized loss of $103,000 and an unrealized gain of $181,000, respectively, related to these warrants.

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

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2015
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$104,000	$104,000
Investment in marketable securities:
Basic materials	2,761,000	-	-	2,761,000
Technology	1,115,000	-	-	1,115,000
Industrial goods	612,000	-	-	612,000
REITs and real estate companies	517,000	-	-	517,000
Financial services	325,000
Other	497,000	-	-	497,000
	5,827,000	-	-	5,502,000
	$5,827,000	$-	$104,000	$5,606,000

As of June 30, 2014
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$207,000	$207,000
Investment in marketable securities:
Basic materials	5,081,000	-	-	5,081,000
Technology	1,395,000	-	-	1,395,000
REITs and real estate companies	1,001,000	-	-	1,001,000
Financial services	820,000	-	-	820,000
Other	3,123,000	-	-	3,123,000
	11,420,000	-	-	11,420,000
	$11,420,000	$-	$207,000	$11,627,000

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

					Net loss for the year
Assets	Level 1	Level 2	Level 3	June 30, 2015	ended June 30, 2015

Other non-marketable investments	$-	$-	$14,978,000	$14,978,000	$(701,000)

					Net loss for the year
Assets	Level 1	Level 2	Level 3	June 30, 2014	ended June 30, 2014

Other non-marketable investments	$-	$-	$15,630,000	$15,630,000	$(101,000)

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

NOTE 8 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2015	2014
Accounts receivable, net	$6,791,000	$1,964,000
Inventory - Hotel	256,000	653,000
Prepaid expenses	781,000	1,120,000
Occupancy tax deposit - Hotel	1,061,000	1,061,000
Miscellaneous assets, net	2,616,000	2,961,000

Total other assets	$11,505,000	$7,759,000

In 2013, the City of San Francisco’s Tax Collector’s office claimed that Justice owed the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector attributed to its over payment. The Company paid the full amount in March 2014 as part of the appeals process but is reflecting the amount on the balance sheet in “Other assets, net” as it is currently under protest.

Amortization expense of loan fees and franchise costs for the years ended June 30, 2015 and 2014 was $131,000 and $88,000, respectively.

NOTE 9 – OTHER NOTES PAYABLE

The Company has various notes payable and financing obligations outstanding at June 30, 2015 and 2014 totaling $313,000 and $282,000, respectively. The notes bear interest at market rates and require monthly principal payments through May 2017 when the obligations will be fully repaid.

The balance of other notes payable at June 30, 2015 relates to an obligation to Hilton(franchisor) in the form of a self-exhausting, interest free development incentive note which will be reduced approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. For the year ended June 30, 2015, the note was reduced by approximately $158,000 and treated as a reduction of royalty expense.

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

The Mortgage Loan is secured by the Partnership’s principal asset, the Hilton San Francisco-Financial District (the “Property”). The Mortgage Loan bears an interest rate of 5.28% per annum and matures in January 2024. The term of the loan is 10 years with interest only due in the first three years and principle and interest on the remaining seven years of the loan based on a thirty year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of Mortgage Lender.

The Mezzanine Loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The Mezzanine Loan bears interest at 9.75% per annum and matures on January 1, 2024. Interest only, payments are due monthly. As additional security for the Mezzanine Loan, there is a limited guaranty executed by the Company in favor of Mezzanine Lender (the “Mezzanine Guaranty” and, together with the Mortgage Guaranty, the “Guaranties”).

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties will be full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. As of June 30, 2015 and 2014, the Partnership is in compliance with both requirements.

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

In June 2014, the Company obtained a seven month extension of its $992,000 mortgage note payable on the first commercial building located in Los Angeles, California that matured in June 2014. The loan was extended to January 2016. Interest rate on the note remains the same.

In April 2014, the Company refinanced its $526,000 mortgage note payable on the second commercial building located in Los Angeles, California for a new 3-year interest only mortgage in the amount of $1,100,000. The Company received net proceeds of $556,000. The interest rate on the new loan is fixed at 3.25% per annum and the note matures in May 2017.

Each mortgage notes payable is secured by real estate and Hotel. As of June 30, 2015 and 2014, the mortgage notes payable are summarized as follows:

	As of June 30, 2015

	Number	Note		Note
Property	of Units	Origination Date		Maturity Date		Mortgage Balance	Interest Rate

SF Hotel	543 rooms	December	2013	January	2024	$97,000,000	5.28%
SF Hotel	543 rooms	December	2013	January	2024	20,000,000	9.75%

		Mortgage notes payable - Hotel				$117,000,000

Florence	157	March	2015	April	2025	$3,482,000	3.87%
Las Colinas	358	November	2012	December	2022	18,600,000	3.73%
Morris County	151	July	2012	July	2022	9,992,000	3.51%
Morris County	151	June	2014	August	2022	2,701,000	4.51%
St. Louis	264	May	2013	May	2023	5,837,000	4.05%
Los Angeles	4	September	2012	September	2042	377,000	3.75%
Los Angeles	2	September	2012	September	2042	381,000	3.75%
Los Angeles	1	August	2012	September	2042	410,000	4.25%
Los Angeles	31	January	2010	December	2020	5,376,000	4.85%
Los Angeles	30	August	2007	September	2022	6,287,000	5.97%
Los Angeles	27	November	2010	December	2020	3,029,000	4.85%
Los Angeles	14	April	2011	March	2021	1,754,000	5.89%
Los Angeles	12	December	2011	January	2022	1,969,000	4.25%
Los Angeles	9	April	2011	May	2021	1,404,000	5.60%
Los Angeles	9	April	2011	March	2021	1,195,000	5.89%
Los Angeles	8	July	2013	July	2043	482,000	3.75%
Los Angeles	7	August	2012	September	2042	931,000	3.75%
Los Angeles	4	August	2012	September	2042	638,000	3.75%
Los Angeles	1	September	2012	September	2042	438,000	3.75%
Los Angeles	Office	January	2015	January	2016	950,000	3.68%

		Mortgage notes payable - real estate				$66,233,000

	As of June 30, 2014

	Number	Note		Note
Property	of Units	Origination Date		Maturity Date		Mortgage Balance	Interest Rate

SF Hotel	543 rooms	December	2013	January	2024	$97,000,000	5.28%
SF Hotel	543 rooms	December	2013	January	2024	20,000,000	9.75%

		Mortgage notes payable - Hotel				$117,000,000

Austin	249	June	2003	July	2023	$6,505,000	5.46%
Florence	157	June	2005	July	2015	3,722,000	4.96%
Las Colinas	358	November	2012	December	2022	18,970,000	3.73%
Morris County	151	July	2012	July	2022	10,279,000	3.51%
Morris County	151	June	2014	August	2022	2,740,000	4.51%
St. Louis	264	May	2013	May	2023	5,943,000	4.05%
Los Angeles	4	September	2012	September	2042	383,000	4.25%
Los Angeles	2	September	2012	September	2042	388,000	4.25%
Los Angeles	1	August	2012	September	2042	417,000	4.25%
Los Angeles	31	January	2010	December	2020	5,475,000	4.85%
Los Angeles	30	August	2007	September	2022	6,399,000	5.97%
Los Angeles	27	November	2010	December	2020	3,085,000	4.85%
Los Angeles	14	April	2011	March	2021	1,780,000	5.89%
Los Angeles	12	December	2011	January	2022	2,008,000	4.25%
Los Angeles	9	April	2011	May	2021	1,427,000	5.60%
Los Angeles	9	April	2011	March	2021	1,213,000	5.89%
Los Angeles	8	July	2013	July	2043	491,000	3.50%
Los Angeles	7	August	2012	September	2042	949,000	3.85%
Los Angeles	4	August	2012	September	2042	649,000	3.85%
Los Angeles	1	September	2012	September	2042	445,000	4.25%
Los Angeles	Office	March	2009	March	2015	992,000	5.02%
Los Angeles	Office	April	2014	May	2017	1,100,000	3.25%

		Mortgage notes payable - real estate				$75,360,000

Future minimum payments for all notes payable are as follows:

For the year ending June 30,
2016	$2,548,000
2017	2,247,000
2018	2,918,000
2019	3,059,000
2020	3,208,000
Thereafter	169,566,000
$183,546,000

NOTE 11 – GARAGE OPERATIONS

On October 31, 2010, the Partnership and Ace Parking entered into an amendment of the original Parking Agreement to extend the term for a period of sixty two (62) months, commencing on November 1, 2010 and terminating December 31, 2015, subject to either party’s right to terminate the agreement without cause on ninety (90) days written notice. The monthly management fee of $2,000 and the accounting fee of $250 remain the same, but the amendment modified how the Excess Profit Fee to be paid to Ace Parking would be calculated.

The amendment provides that, if net operating income (“NOI”) from the garage operations exceeds $1,800,000 but is less than $2,000,000, then Ace Parking will be entitled to an Excess Profit Fee of one percent (1%) of the total annual NOI. If the annual NOI is $2,000,000 or higher, Ace Parking will be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI. The garage’s NOI exceeded the annual NOI of $2,000,000 for the years ended June 30, 2015 and 2014. Base Management and incentive fees to Ace Parking amounted to $44,000 for each of the years ended June 30, 2015 and 2014.

NOTE 12 – MANAGEMENT AGREEMENTS

On February 2, 2007, the Partnership entered into an agreement with Prism to manage and operate the Hotel as its agent. The original agreement was effective for a term of ten years, but was amended in January 2014 as provided in the agreement. Under the original management agreement, the Partnership was required to pay the base management fees of up to 2.5% of gross operating revenues of the Hotel (i.e., room, food and beverage, and other operating departments) for the fiscal year. Of that amount, 1.75% of the gross operating revenues was paid monthly. The balance or 0.75% was paid only to the extent that the partially adjusted net operating income (net operating income less capital expenditures) for the fiscal year exceeded the amount of the Hotel’s return for the fiscal year. The base management fee was limited to 1.75% for the period ended January 31, 2014. Under the new management agreement, effective January 2014, the required base management fees per the original agreement were amended by the Partnership to a fixed rate of $20,000 per month. Under the amended management agreement, Prism can also earn an incentive fee of $11,000 for each month that the revenues per room of the Hotel exceed the average revenues per room of a defined set of competing hotels. Base management fees and incentives paid to Prism during the years ended June 30, 2015 and 2014 were $293,000 and $579,000, respectively.

Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and related party, also provides management services for the Partnership pursuant to a Management Services Agreement. The management agreement with GMP has a term of 3 years, but may be terminated earlier by the Partnership for cause. Under the agreement, GMP is required to advise the Partnership on the management and operation of the hotel; administer the Partnership’s contracts, leases, agreements with hotel managers and franchisors and other contracts and agreements; provide administrative and asset management services, oversee financial reporting, and maintain offices at the Hotel in order to facilitate provision of services. GMP is paid an annual base management fee of $325,000 per year, increasing by 5% per year, payable in monthly installments, and to reimbursement for reasonable and necessary costs and expenses incurred by GMP in performing its obligations under the agreement. During the years ended June 30, 2015 and 2014, GMP was reimbursed $736,000 and $330,000, respectively, for the salaries, benefits, and local payroll taxes for four key employees. Base management fees and payroll related reimbursements paid to GMP during the years ended June 30, 2015 and 2014 were $1,078,000 and $519,000, respectively.

The management fees expensed for Prism and GMP during the years ended June 30, 2015 and 2014 were $1,370,000 and $1,098,000, respectively.

NOTE 13 – CONCENTRATION OF CREDIT RISK

As of June 30, 2015, approximately 70% of accounts receivable is related to the amended franchise agreement. Travel agents and airlines made up 19%, or $1,278,000, and 50%, or $915,000, of accounts receivable at June 30, 2015 and 2014, respectively. The Hotel had two customers that accounted for 17%, or $1,182,000, of accounts receivable at June 30, 2015. The Hotel had two customers who accounted for 65%, or $1,203,000, of accounts receivable at June 30, 2014.

The Partnership maintains its cash and cash equivalents and restricted cash with various financial institutions that are monitored regularly for credit quality. At times, such cash and cash equivalents holdings may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) or other federally insured limits.

NOTE 14 – INCOME TAXES

The provision for the Company’s income tax (expense) benefit is comprised of the following:

For the years ended June 30,	2015	2014

Federal
Current tax expense	$(2,842,000)	$(51,000)
Deferred tax benefit	496,000	2,748,000
	(2,346,000)	2,697,000

State
Current tax expense	(844,000)	(56,000)
Deferred tax benefit	443,000	926,000
	(401,000)	870,000

	$(2,747,000)	$3,567,000

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to loss before taxes as a result of the following differences:

For the years ended June 30,	2015	2014

Statutory federal tax rate	$(1,706,000)	$3,507,000
State income taxes, net of federal tax benefit	(459,000)	552,000
Dividend received deduction	263,000	245,000
Noncontrolling interest	(73,000)	(351,000)
Valuation allowance	(488,000)	(153,000)
Other	(284,000)	(233,000)
	$(2,747,000)	$3,567,000

The components of the deferred tax asset and liabilities are as follows:

Deferred tax assets:	June 30, 2015	June 30, 2014
Net operating loss carryforwards	$12,112,000	$10,110,000
Capital loss carryforwards	624,000	940,000
Investment impairment reserve	1,747,000	1,565,000
Accruals and reserves	1,005,000	968,000
Depreciation and amortization	650,000	571,000
State taxes	-	707,000
Valuation allowance	(2,335,000)	(1,847,000)
	13,803,000	13,014,000
Deferred tax assets (liabilities):
Deferred gains on real estate sale	(8,954,000)	(9,633,000)
Unrealized gains on marketable securities	(2,917,000)	(3,789,000)
Equity earnings	(1,248,000)	(535,000)
State taxes	(687,000)	-
	(13,806,000)	(13,957,000)
Net deferred tax liability	$(3,000)	$(943,000)

The deferred tax valuation allowance increased by $488,000 and $152,000, respectively, during the years ended June 30, 2015 and 2014.

As of June 30, 2015, the Company had estimated net operating losses (NOLs) of $29,038,000 and $25,757,000 for federal and state purposes, respectively. Below is the break-down of the NOLs for Intergroup, Santa Fe and Portsmouth. The carryforward expires in varying amounts through the year 2025.

	Federal	State
InterGroup	$-	$1,259,000
Santa Fe	8,558,000	4,903,000
Portsmouth	20,480,000	19,595,000
	$29,038,000	$25,757,000

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

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. The Partnership has disputed certain tax assessments arising out of the restructuring of the Company in 2013. See Note 8, Other Assets, Net and Note 17, Commitments and Contingencies – Legal Matters. With the exception of those matters, as of June 30, 2015, it has been determined there are no uncertain tax positions likely to impact the Company.

The Partnership files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examination by federal, state and local jurisdictions, were applicable. As of June 30, 2015, tax years beginning in fiscal 2010 remain open to examination by the major tax jurisdictions, and are subject to the statute of limitations.

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

Information below represents reported segments for the years ended June 30, 2015 and 2014. Segment loss from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Income (loss) from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2015	Operations	Operations	Transactions	Other	Total
Revenues	$56,811,000	$15,926,000	$-	$-	$72,737,000
Segment operating expenses	(47,016,000)	(8,237,000)	-	(2,859,000)	(58,112,000)
Segment income (loss) from operations	9,795,000	7,689,000	-	(2,859,000)	14,625,000
Interest expense - mortgage	(7,234,000)	(2,919,000)	-	-	(10,153,000)
Interest expense - occupancy tax	-	-	-	-	-
Loss on extinguishment of debt	-	-	-	-	-
Loss on disposal of assets	(47,000)	-	-	-	(47,000)
Other real estate income	-	458,000	-	-	458,000
Gain on sale of real estate	-	11,100,000	-	-	11,100,000
Depreciation and amortization expense	(2,902,000)	(2,041,000)	-	-	(4,943,000)
Loss from investments	-	-	(6,236,000)	-	(6,236,000)
Income tax expense	-	-	-	(2,747,000)	(2,747,000)
Net income (loss)	$(388,000)	$14,287,000	$(6,236,000)	$(5,606,000)	$2,057,000
Total assets	$54,537,000	$55,768,000	$20,909,000	$12,205,000	$143,419,000

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2014	Operations	Operations	Transactions	Other	Total
Revenues	$50,963,000	$16,332,000	$-	$-	$67,295,000
Segment operating expenses	(48,764,000)	(8,982,000)	-	(2,168,000)	(59,914,000)
Segment income (loss) from operations	2,199,000	7,350,000	-	(2,168,000)	7,381,000
Interest expense - mortgage	(4,960,000)	(3,026,000)	-	-	(7,986,000)
Interest expense - occupancy tax	(328,000)	-	-	-	(328,000)
Loss on extinguishment of debt	(3,910,000)	-	-	-	(3,910,000)
Loss on disposal of assets	(1,092,000)	-	-	-	(1,092,000)
Depreciation and amortization expense	(2,573,000)	(2,150,000)	-	-	(4,723,000)
Gain from investments	-	-	343,000	-	343,000
Income tax benefit	-	-	-	3,567,000	3,567,000
Net income (loss)	$(10,664,000)	$2,174,000	$343,000	$1,399,000	$(6,748,000)
Total assets	$41,897,000	$63,697,000	$27,257,000	$32,609,000	$165,460,000

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

In February 2012, the Compensation Committee awarded 90,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 90,000 shares of common stock. The exercise price of the options is $19.77 which is the fair value of the Company’s Common Stock as reported on NASDAQ on February 28, 2012. The options expire ten years from the date of grant. The options are subject to both time and market based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2015, only 18,000 of these options have met the market vesting requirements.

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30, which is 100% of the fair market value of the Company’s Common Stock as determined by reference to the closing price of the Company’s Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Incentive Plan. The options shall be subject to both time and market based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2015, all the market vesting requirements have been met.

In June 2015, a director of the Company exercised 2,400 stock options with an exercise price of $18. The company received cash proceeds of $43,000 related to the stock option exercise. The intrinsic value of the stock options exercised was $47,000.

During the years ended June 30, 2015 and 2014, the Company recorded stock option compensation expense of $664,000 and $476,000, respectively, related to stock options previously issued. As of June 30, 2015, there was a total of $750,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average of 3.5 years.

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

The following table summarizes the stock options activity from June 30, 2013 through June 30, 2015:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	July 1, 2013	222,000	$14.98	6.89 years	$1,353,000
Granted		160,000	18.96
Exercised		(15,000)	11.75
Forfeited		-	-
Exchanged		-	-
Oustanding at	June 30, 2014	367,000	$16.85	7.71 years	$953,000
Exercisable at	June 30, 2014	92,000	$11.30	5.10 years	$717,000
Vested and Expected to vest at	June 30, 2014	367,000	$16.85	7.71 years	$953,000

Oustanding at	July 1, 2014	367,000	$16.85	7.71 years	$953,000
Granted		-	18.96
Exercised		(2,400)	18.00
Forfeited		(5,000)	24.92
Exchanged		(9,600)	18.00
Oustanding at	June 30, 2015	350,000	$16.70	6.95 years	$939,000
Exercisable at	June 30, 2015	126,639	$12.06	6.46 years	$939,000
Vested and Expected to vest at	June 30, 2015	350,000	$16.70	6.95 years	$939,000

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

For the years ended June 30, 2015 and 2014, the four non-employee directors of the Company received a total grant of 4,608 and 4,192 shares of Common Stock pursuant to the 2007 Stock Plan, respectively.

NOTE 17 – RELATED PARTY TRANSACTIONS

As discussed in Note 9 – Other Notes Payable, on July 2, 2014, the Partnership obtained from the Intergroup Corporation (the parent company) an unsecured loan in the principal amount of $4,250,000.

As discussed in Note 12 – Management Agreements, effective December 1, 2013, the Partnership has a management agreement with GMP Management, Inc., a company owned by a Justice limited partner and a related party.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership described in Note 2 above, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements described in Note 2 above, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of June 30, 2015, $1,200,000 of these fees remain payable.

Two general partners provided services to the Partnership through December 17, 2013. On December 18, 2013, the Partnership redeemed Evon’s partnership interest and Portsmouth Square became the sole general partner. During the year ended June 30, 2014, the general partners were paid a total of $591,000, which is included in “General and administrative” expense in the statements of operations and partners’ accumulated deficit. The total amount paid represents the minimum base compensation of $285,000 plus $306,000, calculated at one and one-half percent of Hotel revenue. The Partnership’s obligation to pay Evon, Justice’s former general partner, terminated as of December 18, 2013. Under the terms of the Justice Partnership Agreement, its current general partner, Portsmouth, receives annual base compensation of $285,000, plus one percent of Hotel Revenue. During each of the years ended June 30, 2015 and 2014, total compensation paid to Portsmouth under the new and previous agreements was $565,000 and $473,000, respectively. Amounts paid to Portsmouth are eliminated in consolidation.

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

In fiscal year ended June 30, 2004, the disinterested members of the respective Boards of Directors of the Company and its subsidiaries, Santa Fe and Portsmouth, established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio. Pursuant to the current criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2%. Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be further modified or terminated at the discretion of the respective Boards of Directors. The Company’s CEO did not earn any performance based compensation for the years ended June 30, 2015 and 2014.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Franchise Agreements

The Partnership entered into a Franchise License agreement (the License agreement) with the HLT Franchise Holding LLC (Hilton) on November 24, 2004. The term of the License agreement was for an initial period of 15 years commencing on the opening date, with an option to extend the license agreement for another five years, subject to certain conditions. On June 26, 2015, Operating and Hilton entered into an amended franchise agreement which amongst other things extended the franchise agreement through 2030, and also provided the Partnership certain key money cash incentives to be earned through 2030. The key money cash incentives were received on July 1, 2015 and are included in accounts receivable at June 30, 2015.

Since the opening of the Hotel in January 2006, the Partnership has paid monthly royalties, program fees and information technology recapture charges equal to a percent of the Hotel’s gross room revenue for the preceding calendar month. Total fees paid to Hilton for such services during fiscal 2015 and 2014 totaled $3.6 million and $4.1 million, respectively.

Employees

As of June 30, 2015, the Partnership, through Operating, had approximately 312 employees. Approximately 79% of those employees were represented by one of three labor unions, and their terms of employment were determined under a collective bargaining agreement (“CBA”) to which the Partnership was a party. During the year ended June 30, 2014, the Partnership renewed the CBAs for the Local 2 (Hotel and Restaurant Employees), Local 856 (International Brotherhood of Teamsters), and Local 39 (stationary engineers).

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

Legal Matters

In 2013, the City of San Francisco’s Tax Collector’s office claimed that Justice owed the City of San Francisco $2.1 million based on the Tax Collector’s interpretation of the San Francisco Business and Tax Regulations Code relating to Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeds Justice’s estimate of the taxes owed, and Justice has disputed the claim and is seeking to discharge all penalties and interest charges imposed by the Tax Collector attributed to its over payment. The Company paid the full amount in March 2014 as part of the appeals process but is reflecting the amount on the balance sheet in “Other assets, net” as it is currently under protest.

Several legal matters are pending relating to the redemption transaction described in Note 2. On December 18, 2013, a Real Property Transfer Tax of approximately $4.7 million was paid to the City and County of San Francisco (“CCSF”). CCSF required payment of the Transfer Tax as a condition to record the transfer of the Hotel land parcel from Investors to Operating, which was necessary to effect the Loan Agreements. While the Partnership contends the Transfer Tax that was assessed by CCSF was illegal and erroneous, the tax was paid, under protest, to facilitate the consummation of the redemption transaction, the Loan Agreements and the recording of related documents. The Partnership has challenged CCSF’s imposition of the tax and filed a refund lawsuit against CCSF in San Francisco County Superior Court. No prediction can be made as to whether any portion of the tax will be refunded.

On February 13, 2014, Evon filed a complaint in San Francisco Superior Court against the Partnership, Portsmouth, and a limited partner and related party asserting contract and tort claims based on Justice’s withholding of $4.7 million from a payment due to Holdings to pay the transfer tax described above. On April 1, 2014, the defendants in the action removed the action to the United States District Court for the Northern District of California. Evon dismissed its complaint on April 8, 2014 and, that same day, filed a second complaint in San Francisco Superior Court substantially similar to the dismissed complaint, except for the omission of a federal cause of action. Evon’s current complaint in the action asserts causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing against Justice only; breach of fiduciary duty against Portsmouth only; conversion against Justice and Portsmouth; and fraud/ and concealment against Justice, Portsmouth and a Justice limited partner and related party. In July 2014, Justice paid to Holdings a total of $4.7 million, the amount Evon claims was incorrectly withheld from Holdings to pay the transfer tax described above. Defendants moved to compel arbitration on August 5, 2014, and the Superior Court denied that motion on September 23, 2014. Defendants have appealed the order denying the motion to compel arbitration. The parties have been engaged in settlement discussions, and have agreed to postpone activity in both the Superior Court and the Court of Appeal while they attempt settlement. To date, the courts have been amenable to continuing all pending dates. The parties have not yet reached a final settlement. No prediction can be given as to the ultimate outcome of this matter.

On April 21, 2014, the Partnership commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the “Respondents”) in connection with the redemption transaction. The arbitration alleges legal malpractice against the Respondents and also seeks declaratory relief regarding provisions of the option agreement in the redemption transaction and regarding the engagement letter with Respondents. The arbitration is pending before JAMS, Inc. in Los Angeles, but has been stayed pending conclusion of the action filed by Evon described above. No prediction can be given as to the outcome of this matter.

On June 27, 2014, the Partnership commenced an action in San Francisco Superior Court against Evon, Holdings, and those partners who elected the alternative redemption structure. The action seeks a declaration of the correct interpretation of (i) the special allocations sections of the Amended and Restated Agreement of Limited Partnership of Justice with an effective date of January 1, 2013; and (ii) whether certain partners who elected the alternative redemption structure breached the governing Limited Partnership Interest Redemption Option Agreement. The complaint states that these declarations are relevant to preparation of the Partnership’s 2013 and 2014 state and federal tax returns and the associated Forms K-1 to be issued to affected current and former partners. The Partnership filed a First Amended Complaint on October 31, 2014. Evon filed a cross-complaint on December 9, 2014, alleging fraudulent concealment and promissory fraud against the Partnership in connection with the redemption transaction. The Partnership demurred to the cross-complaint, and that demurrer is still pending in the Superior Court. The parties have been engaged in settlement discussions, and have agreed to postpone activity in this case while they attempt settlement. To date, the court has been amenable to continuing all pending dates. The parties have not yet reached a final settlement. No prediction can be given as to the outcome of this matter.

On March 20, 2015, the Partnership and Operating filed a case in the Supreme Court of the State of New York entitled Justice Investors and Justice Operating Company, LLC v. Hilton Franchise LLC (the “Action”). On June 26, 2015, Operating and Hilton entered into a Settlement Agreement and Release (the “Agreement”) to settle and release all claims arising out of or in connection with the Action. Under the terms of the Agreement, Hilton and Operating agreed to amend the existing License Agreement (described above) between the Partnership and Hilton by extending it for 15 years, and for Hilton to pay to Operating key money. Operating executed a self-exhausting, interest-free promissory note in favor of HLT Existing Franchise Holding LLC in the amount of the key money, which provides that the key money is to be amortized, on a straight-line basis, over the 15 year term of the amended, extended Franchise Agreement. Upon the Effective Date of the Agreement, Justice dismissed the Action.

The Partnership has not yet filed its 2014 federal and state partnership income tax returns. The outcome of the Declaratory Relief action pending in San Francisco Superior Court will likely impact the filing of the 2014 tax returns, and the Partnership is working to resolve these issues.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 19 – EMPLOYEE BENEFIT PLAN

Justice has a 401(k) Profit Sharing Plan (the “Plan”) for non-union employees who have completed six months of service. Justice provides a matching contribution up to 4% of the contribution to the Plan based upon a certain percentage on the employees’ elective deferrals. Justice may also make discretionary contributions to the Plan each year. Contributions made to the Plan amounted to $61,000 and $53,000 during the years ended June 30, 2015 and 2014, respectively.

Certain employees of Justice who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and benefit pension plans. Justice does not contribute separately to those multi-employer plans.

NOTE 20 – SUBSEQUENT EVENTS

As of June 30, 2015, the Company had $13,231,000 (13,231 preferred shares) held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE) 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) of Comstock. On August 27, 2015, all of such preferred stock was converted into common stock of Comstock.

In July 2015, the Company purchased a single family house located in Los Angeles, California for $1,975,000 as a strategic investment.

In August 2015, the Company terminated its third party property management agreement for the management of the Company’s properties located in California and will manage the properties in-house going forward.

The Company has evaluated all events occurring subsequent to June 30, 2015 and concluded that no additional subsequent events has occurred outside the normal course of business operations that require disclosure.

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

Management conducted an evaluation of the effectiveness of Company’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (COSO 2013 Framework). Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2015.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2015:

Name	Position with the Company	Age	Term to Expire

Class A Directors:

John V. Winfield (1)(4)(6)(7)	Chairman of the Board; President	68	Fiscal 2015 Annual Meeting
	and Chief Executive Officer

Jerold R. Babin (2)(3)(7)	Director	81	Fiscal 2015 Annual Meeting

Class B Directors:

Yvonne L. Murphy (1)(2)(5)(6)(7)	Director	58	Fiscal 2016 Annual Meeting

William J. Nance (1)(2)(3)(4)(6)(7)	Director	71	Fiscal 2016 Annual Meeting

Class C Director:

John C. Love (3)(4)(5)	Director	75	Fiscal 2017 Annual Meeting

Other Executive Officers:

David C. Gonzalez	Vice President Real Estate	48	N/A

David T. Nguyen	Treasurer and Controller	41	N/A

Clyde W. Tinnen	Secretary	42	N/A

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

Clyde W. Tinnen – Mr. Tinnen was appointed as Secretary of the Company on December 14, 2014. Mr. Tinnen also serves as Secretary of InterGroup and Santa Fe, having been appointed to those positions on December 14, 2014. Mr. Tinnen is a corporate partner at the law firm of Withers Bergman LLP.  Prior to joining Withers Bergman LLP in April 2015, Mr. Tinnen was a  corporate partner at Kelley Drye & Warren LLP, where he was employed from January 2010 to March 2015, after previously working as a corporate associate with the law firm of Cravath, Swaine & Moore LLP from September 2006 to December 2009.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2015 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

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

Item 11. Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiaries for each of the Company’s last two completed fiscal years ended June 30, 2015 and 2014. There was no non-equity incentive plan compensation or nonqualified deferred compensation earnings. There are currently no employment contracts with the executive officers.

SUMMARY COMPENSATION TABLE

								Other
Name and Position	Fiscal Year	Salary		Bonus	Stock Awards	Option Awards		Compensation		Total

John V. Winfield	2015	$772,000	(1)	$-		$-		$148,000	(3)	$920,000
Chairman, President and	2014	$647,000	(1)	$-	$-	$1,616,000	(2)	$239,000	(3)(5)	$2,502,000
Chief Executive Officer

David C. Gonzalez	2015	$216,000		$350,000	$-	$-		$-		$566,000
Vice President - Real Esate	2014	$216,000		$-	$-	$-		$-		$216,000

David T. Nguyen	2015	$237,000	(4)	$25,000	$-	$-		$-		$262,000
Treasurer and Controller	2014	$195,000	(4)	$-	$-	$-		$-		$195,000

(1) Mr. Winfield also serves as President and Chairman of the Board of the Company’s subsidiary, Santa Fe, and Santa Fe’s subsidiary, Portsmouth. Mr. Winfield received a salary from Santa Fe and Portsmouth in the aggregate amount of $435,000 and $473,000 from those entities for the fiscal years 2015 and 2014. The amounts include director’s fees totaling $12,000 for each year.

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

(3) Amounts include annual premiums for split dollar whole life insurance policies owned by, and the beneficiary of which are, a trust for the benefit of Mr. Winfield's family and compensation for a portion of the salary of an assistant. The amount of compensation related to the assistant was approximately $63,000 and $54,000 for the fiscal years 2015 and 2014, respectively. The annual insurance premiums paid were $85,000 for the same respective years. Santa Fe and Portsmouth paid $43,000 of that amount. The Company has a secured right to receive, from any proceeds of the policies, reimbursement of all premiums paid prior to any payment to the beneficiary.

(4) Mr. Nguyen’s salary is allocated approximately 50% to the Company and 50% to Santa Fe and Portsmouth.

(5) In connection with the redemption of limited partnership interests of Justice in Note 2 of the consolidated financial statements, Justice agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice having adequate available cash.

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

In fiscal year ended June 30, 2004, the disinterested members of the respective Boards of Directors of the Company and its subsidiaries, Santa Fe and Portsmouth, established a performance based compensation program for the Company’s CEO to keep and retain his services as a direct and active manager of the Company’s securities portfolio. Pursuant to the current criteria established by the Board, Mr. Winfield is entitled to performance based compensation for his management of the Company’s securities portfolio equal to 20% of all net investment gains generated in excess of an annual return equal to the Prime Rate of Interest (as published in the Wall Street Journal) plus 2%. Compensation amounts are calculated and paid quarterly based on the results of the Company’s investment portfolio for that quarter. Should the Company have a net investment loss during any quarter, Mr. Winfield would not be entitled to any further performance-based compensation until any such investment losses are recouped by the Company. This performance based compensation program may be further modified or terminated at the discretion of the respective Boards of Directors. The Company’s CEO did not earn any performance based compensation for the years ended June 30, 2015 and 2014.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2015

The following table sets forth information concerning option awards and stock awards for each named executive officer that were outstanding as of the end of the Company’s last completed fiscal year ended June 30, 2015. There were no other equity incentive plan awards that were outstanding.

	Option Awards
	Number of		Number of
	securities		securities
	underlying		underlying
	unexercised		unexercised		Option	Option
	options (#)		options (#)		exercise	expiration
Name	exercisable		unexercisable		price $	date

John V. Winfield	100,000	(1)	-		$10.30	3/16/20
John V. Winfield	18,000		72,000	(2)	$19.77	2/28/22
John V. Winfield	26,639	(3)	106,556	(3)	$18.65	12/26/23
John V. Winfield	5,361	(3)	21,444	(3)	$18.65	12/26/23

(1) Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one year anniversary of the date of grant, March 16, 2010. Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2015, the performance vesting requirements of the options were satisfied.

(2) Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one year anniversary of the date of grant, February 28, 2012. Pursuant to the performance vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2015, 18,000 options have met the performance vesting requirements.

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

David C. Gonzalez, VP of Real Estate and David Nguyen, Treasurer, the other highly compensated officers, do not have any outstanding equity rewards.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation. Since InterGroup, Santa Fe and Portsmouth are each public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over a several years. For fiscal years 2015 and 2014, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

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

For the years ended June 30, 2015 and 2014, the four non-employee directors of the Company received a total grant of 4,608 and 4,192 shares of Common Stock pursuant to the 2007 Stock Plan, respectively.

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

As of June 30, 2015, there were no RSUs outstanding.

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

On February 28, 2012, the Compensation Committee authorized the grant of 90,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 90,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $19.77, which equals 100% of the fair market value of the Company’s common stock as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on February 28, 2012 the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Plan. The options shall be subject to both time and market based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2015, 18,000 options have met the market vesting requirements.

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

The following table sets forth the compensation paid to directors for the fiscal year ended June 30, 2015:

DIRECTOR COMPENSATION

	Fees Earned or				All Other
Name	Paid in Cash(1)		Stock Awards		Compensation	Total

John C. Love	$74,000	(2)	$26,000	(5)	-	$100,000

William J. Nance	$76,000	(3)	$26,000	(5)	-	$102,000

Jerold R. Babin	$24,000		$22,000	(5)	-	$46,000

Yvonne L. Murphy	$12,000		$22,000	(5)	-	$34,000

John V. Winfield(4)	-		-		-

(1) Amounts shown include board retainer fees, committee fees and meeting fees.

(2) Mr. Love also serves as a director of the Company’s subsidiaries, Santa Fe and Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth. These amounts also include $42,000 in special Hotel committee fees paid by Portsmouth related to the oversight of its Hotel asset.

(3) Mr. Nance also serves as a director of the Company’s subsidiaries, Santa Fe and Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth. These amounts also include $42,000 in special Hotel committee fees paid by Portsmouth related to the oversight of its Hotel asset.

(4) As Chief Executive Officer, the Company’s Chairman, John V. Winfield, was not paid any board, committee or meetings fees. Mr. Winfield did receive a total of $12,000 in regular board fees from the Company’s subsidiaries, which is reported on the Summary Compensation Table.

(5) Dollar amounts shown reflect the fair market value of $22,000 of common stock issued on July 4, 2014 pursuant to the Company’s 2007 Stock Plan and the fair market value $4,000 related to the exercise of stock options.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as of August 20, 2015, certain information with respect to the beneficial ownership of Common Stock of the Company owned by those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

John V. Winfield	1,584,161	(3)	62.9%
10940 Wilshire Blvd. Suite 2150
Los Angeles, CA 90024

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 2,517,188 shares of Common Stock outstanding at August 20, 2015, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 126,639 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

Security Ownership of Management.

The following table sets forth, as of August 20, 2015, certain information with respect to the beneficial ownership of Common Stock of the Company owned by (i) each Director and each of the named Executive Officers, and (ii) all Directors and Executive Officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

John V. Winfield	1,584,161	(3)	62.9%
William J. Nance	58,591		2.3%
John C. Love	19,161		0.8%
David C. Gonzalez	26,769		1.1%
David T. Nguyen	3,000		*

Jerold R. Babin	2,282		*
	.
Yvonne L. Murphy	2,282		*

All Directors and Executive Officers as a Group (8 persons)	1,696,246		67.4%

* Ownership does not exceed 1%.

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 2,517,188 shares of Common Stock outstanding at August 20, 2015, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 126,639 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

Changes in Control.

There are no arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2015 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	350,000	$16.70	101,893

Equity compensation plans not approved by security holders	None	N/A	None

Total	350,000	$16.70	101,893

(a)	There were 350,000 stock options outstanding as of June 30, 2015.

(b) Reflects the weighted average exercise price of all outstanding options.

(c) As of June 30, 2015 the Company had 22,046 shares of Common Stock available for future issuance pursuant to its 2007 Stock Compensation Plan for Non-Employee Directors. Pursuant to the 2007 Plan, each non-employee director will receive, on July 1 of each year, an annual grant of a number of shares of Common Stock of the Company equal in value to $22,000 based on the fair market value of the Common Stock on the date of grant. The Company also had 79,847 RSUs available for future issuance under the 2008 RSU Plan. As of June 30, 2015 there were no shares available for future issuance under the 2010 Omnibus Employee Incentive Pan.

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

As discussed in Note 12 – Management Agreements, effective December 1, 2013, the Partnership has a management agreement with GMP Management, Inc., a company owned by a Justice limited partner and a related party.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership described in Note 2 above, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements described in Note 2 above, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of June 30, 2015, $1,200,000 of these fees remain payable.

Two general partners provided services to the Partnership through December 17, 2013. On December 18, 2013, the Partnership redeemed Evon’s partnership interest and Portsmouth Square became the sole general partner. During the year ended June 30, 2014, the general partners were paid a total of $591,000, which is included in “General and administrative” expense in the statements of operations and partners’ accumulated deficit. The total amount paid represents the minimum base compensation of $285,000 plus $306,000, calculated at one and one-half percent of Hotel revenue. The Partnership’s obligation to pay Evon, Justice’s former general partner, terminated as of December 18, 2013. Under the terms of the Justice Partnership Agreement, its current general partner, Portsmouth, receives annual base compensation of $285,000, plus one percent of Hotel Revenue. During each of the years ended June 30, 2015 and 2014, total compensation paid to Portsmouth under the new and previous agreements was $565,000 and $473,000, respectively. Amounts paid to Portsmouth are eliminated in consolidation.

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

The Company, its subsidiary Santa Fe and Santa Fe’s subsidiary, Portsmouth, have established performance based compensation programs for Mr. Winfield’s management of the securities portfolios of those companies. The performance based compensation program was approved by the disinterested members of the respective Boards of Directors of the Company and its subsidiaries. No performance bonus compensation was paid to Mr. Winfield for the fiscal years ended June 30, 2015 and 2014.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2015 and 2014 for professional services rendered by Burr Pilger Mayer, Inc., the independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q reports or services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

	Fiscal Year
	2015	2014

Audit fees	$273,000	$288,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

TOTAL:	$273,000	$288,000

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2015 and 2014

Consolidated Statements of Operations for Years Ended June 30, 2015 and 2014

Consolidated Statements of Shareholders’ Equity (Deficit) for Years Ended June 30, 2015 and 2014

Consolidated Statements of Cash Flows for Years Ended June 30, 2015 and 2014

Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X have been omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Articles of Incorporation:

3.1	Certificate of Incorporation, dated September 11, 1985, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4, filed on September 6, 1985 (Registration No. 33-00126) and Amendment 1 to that Registration Statement filed on October 23, 1985.

3.2	Restated Certificate of Incorporation, dated March 9, 1998, incorporated by reference to Exhibit 3 of the Company’s Amended Quarterly Report on Form 10-QSB/A for the period ended March 31, 1998, as filed on May 19, 1998.

3.3	Certificate of Amendment to Certificate of Incorporation, dated October 2, 1998, incorporated by reference to Exhibit 3 of the Company’s Quarterly report on Form 10-QSB for the period ended September 30, 1998, as filed on November 11, 1998.

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on August 6, 2007, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 as filed on September 28, 2007.

3.(ii)	Amended and Restated By-Laws of The InterGroup Corporation, effective as of December 10, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on December 12, 2007.

4.	Instruments defining the rights of security holders including indentures*

9.	Voting Trust Agreement: Voting Trust Agreement dated June 30, 1998 between John V. Winfield and The InterGroup Corporation is incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on September 28, 1998.

10.	Material Contracts:

10.1	1998 Stock Option Plan for Non-Employee Directors approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.2	1998 Stock Option Plan for Selected Key Officers, Employees and Consultants approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.3	The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on January 26, 2007).

10.4	Amended and Restated Agreement of Limited Partnership of Justice Investors, effective November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q Report for the quarterly period ended December 31, 2010, filed with the Commission on February 11, 2011).

10.5	General Partner Compensation Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to Company’s Form 10-Q Report for the quarterly period ended December 31, 2008, filed with the Commission on February 12, 2009).

10.6	The InterGroup Corporation 2008 Restricted Stock Unit Plan, adopted by the Board of Directors on December 3, 2008, and ratified by the shareholders on February 18, 2009 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Commission on January 21, 2009).

10.7	Restricted Stock Unit Agreement, dated February 18, 2009, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Commission on October 13, 2009).

10.8	The InterGroup Corporation 2010 Omnibus Employee Incentive Plan, approved by the shareholders and adopted by the Board of Directors on February 24, 2010 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Commission on January 27, 2010).

10.9	Employee Stock Option Agreement, dated March 16, 2010, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.9 of the Company’s report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Commission on September 27, 2010).

10.10	Franchise License Agreement, dated December 10, 2004, between Justice Investors and Hilton Hotels (incorporated by reference to Exhibit 10.10 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.11	Management Agreement, dated February 2, 2012, between Justice Investors and Prism Hospitality, L.P. (incorporated by reference to Exhibit 10.11 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.12	Management Agreement, dated August 1, 2005, between Century West Properties, Inc. and The InterGroup Corporation (incorporated by reference to Exhibit 10.12 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.13	Employee Stock Option Agreement, dated February 28, 2012, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the Commission on September 20, 2012).

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

14.	Code of Ethics (filed herewith).

21.	Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm – Burr Pilger Mayer, Inc. (filed herewith).

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (filed herewith).

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (filed herewith).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

THE INTERGROUP CORPORATION (Registrant)

Date:	September 4, 2015	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and Chief Executive Officer

Date:	September 4, 2015	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Operating Officer and Chairman	September 4, 2015
John V. Winfield	of the Board (Principal Executive Officer)

/s/ David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	September 4, 2015
David T. Nguyen

/s/ Jerold R. Babin	Director	September 4, 2015
Jerold R. Babin

/s/ John C. Love	Director	September 4, 2015
John C. Love

/s/ Yvonne L. Murphy	Director	September 4, 2015
Yvonne L. Murphy
/s/ William J. Nance	Director	September 4, 2015
William J. Nance

