Form 10-Q
period 2015-09-30
INTERGROUP CORP
filed 2015-10-29
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of October 9, 2015 was 2,384,989.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

As of	September 30, 2015	June 30, 2015
	(Unaudited)
ASSETS
Investment in Hotel, net	$44,292,000	$43,840,000
Investment in real estate, net	57,537,000	55,768,000
Investment in marketable securities	17,733,000	5,827,000
Other investments, net	1,778,000	15,082,000
Cash and cash equivalents	8,344,000	8,529,000
Restricted cash - mortgage impounds	3,043,000	2,868,000
Other assets, net	7,153,000	11,505,000

Total assets	$139,880,000	$143,419,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$3,792,000	$5,268,000
Accounts payable and other liabilities - Hotel	11,259,000	13,615,000
Due to securities broker	-	345,000
Obligations for securities sold	-	22,000
Other notes payable	4,781,000	4,905,000
Mortgage notes payable - Hotel	117,000,000	117,000,000
Mortgage notes payable - real estate	65,892,000	66,233,000
Deferred income taxes	446,000	3,000
Total liabilities	203,170,000	207,391,000

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $.01 par value, 100,000 shares
authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized;
3,395,616 and 3,391,096 issued; 2,384,989 and 2,386,029
outstanding, respectively	33,000	33,000
Additional paid-in capital	10,413,000	10,494,000
Accumulated deficit	(35,990,000)	(36,459,000)
Treasury stock, at cost, 1,010,627 and 1,005,067 shares	(12,000,000)	(11,878,000)
Total InterGroup shareholders' deficit	(37,544,000)	(37,810,000)
Noncontrolling interest	(25,746,000)	(26,162,000)
Total shareholders' deficit	(63,290,000)	(63,972,000)

Total liabilities and shareholders' equity	$139,880,000	$143,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended September 30,	2015	2014
Revenues:
Hotel	$15,138,000	$14,830,000
Real estate	3,582,000	4,197,000
Total revenues	18,720,000	19,027,000
Costs and operating expenses:
Hotel operating expenses	(11,193,000)	(11,838,000)
Real estate operating expenses	(1,736,000)	(2,140,000)
Depreciation and amortization expense	(1,236,000)	(1,226,000)
General and administrative expense	(809,000)	(781,000)

Total costs and operating expenses	(14,974,000)	(15,985,000)

Income from operations	3,746,000	3,042,000

Other income (expense):
Interest expense - mortgages	(2,464,000)	(2,658,000)
Disposal of other assets	(30,000)	-
Net gain (loss) on marketable securities	380,000	(1,490,000)
Net unrealized loss on other investments	(74,000)	(42,000)
Dividend and interest income	13,000	14,000
Trading and margin interest expense	(240,000)	(469,000)
Other real estate income	-	458,000
Other expense, net	(2,415,000)	(4,187,000)

Income (loss) before income taxes	1,331,000	(1,145,000)
Income tax (expense) benefit	(618,000)	241,000
Net income (loss)	713,000	(904,000)
Less: Net (income) loss attributable to the noncontrolling interest	(244,000)	141,000
Net income (loss) attributable to InterGroup	$469,000	$(763,000)

Net income (loss) per share
Basic	$0.30	$(0.38)
Diluted	$0.29	$(0.38)
Net income (loss) per share attributable to InterGroup
Basic	$0.20	$(0.32)
Diluted	$0.19	$(0.32)

Weighted average number of basic common shares outstanding	2,387,296	2,386,146
Weighted average number of diluted common shares outstanding	2,485,584	2,386,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the three months ended September 30,	2015	2014
Cash flows from operating activities:
Net income (loss)	$713,000	$(904,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	1,236,000	1,226,000
Loss on disposal of assets	30,000	-
Net unrealized (gain) loss on marketable securities	(440,000)	1,646,000
Unrealized loss on other investments	74,000	42,000
Stock compensation expense	211,000	325,000
Changes in assets and liabilities:
Investment in marketable securities	1,764,000	458,000
Other assets	4,399,000	(289,000)
Accounts payable and other liabilities	(3,832,000)	(3,468,000)
Due to securities broker	(345,000)	(2,009,000)
Obligations for securities sold	(22,000)	2,376,000
Deferred taxes	443,000	(241,000)
Net cash provided by (used in) operating activities	4,231,000	(838,000)

Cash flows from investing activities:
Investment in hotel, net	(1,291,000)	(1,313,000)
Investment in real estate, net	(2,243,000)	(211,000)
Investment in Santa Fe	(120,000)	-
Net cash used in investing activities	(3,654,000)	(1,524,000)

Cash flows from financing activities:
Restricted cash - (payments to) withdrawal of mortgage impounds	(175,000)	553,000
Net payments on mortgage and other notes payable	(465,000)	(276,000)
Purchase of treasury stock	(122,000)	-
Net cash (used in) provided by financing activities	(762,000)	277,000

Net decrease in cash and cash equivalents	(185,000)	(2,085,000)
Cash and cash equivalents at the beginning of the period	8,529,000	4,705,000
Cash and cash equivalents at the end of the period	$8,344,000	$2,620,000
Supplemental information:
Interest paid	$2,563,000	$2,815,000
Non-cash transaction:
Conversion of other investments to marketable securities	$13,231,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by The InterGroup Corporation (“InterGroup” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of InterGroup and the notes therein included in the Company's Annual Report on Form 10-K for the year ended June 30, 2015. The June 30, 2015 Condensed Consolidated Balance Sheet was derived from the Company’s Form 10-K for the year ended June 30, 2015.

The results of operations for the three months ended September 30, 2015 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2016.

For the three months ended September 30, 2015 and 2014, the Company had no components of comprehensive income other than net income (loss) itself.

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. For the three months ended September 30, 2015, there were 98,288 stock options that were considered dilutive. For the three months ended September 30, 2014, the Company did not have diluted earnings per share as the Company had a net loss for the respective periods.

As of September 30, 2015, the Company had the power to vote 85.6% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership of real estate. Properties include apartment complexes, commercial real estate, and three single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the consolidation analysis for both the variable interest model and for the voting model for limited partnerships and similar entities. ASU 2015-02 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years, early application is permitted. ASU 2015-02 provides for one of two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We are in the process of evaluating this guidance and our method of adoption.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)(“ASU 2014-08”). The amendments in ASU 2014-08 provide guidance for the recognition of discontinued operations, change the requirements for reporting discontinued operations in ASC 205-20, “Discontinued Operations” (“ASC 205-20”) and require additional disclosures about discontinued operations. ASU 2014-08 is effective for the Company for annual periods beginning after December 15, 2014. The Company adopted this standard in the quarter ended September 30, 2015 and it did not have an impact on its consolidated financial statements as it relates primarily to how items are presented in the financial statements.

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

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2015	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	26,197,000	(21,963,000)	4,234,000
Building and improvements	62,893,000	(25,573,000)	37,320,000
	$91,828,000	$(47,536,000)	$44,292,000

		Accumulated	Net Book
June 30, 2015	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	25,958,000	(21,603,000)	4,355,000
Building and improvements	62,031,000	(25,284,000)	36,747,000
	$90,727,000	$(46,887,000)	$43,840,000

NOTE 3 – INVESTMENT IN REAL ESTATE

Investment in real estate consisted of the following:

As of	September 30, 2015	June 30, 2015
Land	$24,828,000	$23,453,000
Buildings, improvements and equipment	65,696,000	64,828,000
Accumulated depreciation	(32,987,000)	(32,513,000)
Investment in real estate, net	$57,537,000	$55,768,000

In July 2015, the Company purchased residential house in Los Angeles, California as a strategic asset for $1,975,000 in cash.

NOTE 4 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At September 30, 2015 and June 30, 2015, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain (Loss)	Value

As of September 30, 2015
Corporate
Equities	$19,333,000	$1,290,000	$(2,890,000)	$(1,600,000)	$17,733,000

As of June 30, 2015
Corporate
Equities	$7,845,000	$1,136,000	$(3,154,000)	$(2,018,000)	$5,827,000

As of September 30, 2015 and June 30, 2015, the Company had unrealized losses of $2,841,000 and $3,062,000, respectively, related to securities held for over one year.

As of September 30, 2015, approximately 91% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc.

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the respective periods:

For the three months ended September 30,	2015	2014
Realized (loss) gain on marketable securities	$(60,000)	$155,000
Unrealized gain (loss) on marketable securities	440,000	(1,645,000)

Net gain (loss) on marketable securities	$380,000	$(1,490,000)

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

Other investments, net consist of the following:

Type	September 30, 2015	June 30, 2015
Preferred stock - Comstock, at cost	$-	$13,231,000
Private equity hedge fund, at cost	1,250,000	1,250,000
Other preferred stock, at cost	459,000	497,000
Warrants - at fair value	69,000	104,000
	$1,778,000	$15,082,000

As of June 30, 2015, the Company had $13,231,000 (13,231 preferred shares) held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE) 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”).

On August 27, 2015, all of such preferred stock was converted into common stock of Comstock. Such shares are now included on the balance sheet under “Investment in marketable securities”.

NOTE 6 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities and obligations for securities sold) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of September 30, 2015
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$69,000	$69,000
Investment in marketable securities:
Basic materials	16,207,000	-	-	16,207,000
Other	1,526,000	-	-	1,526,000
	17,733,000	-	-	17,733,000
	$17,733,000	$-	$69,000	$17,802,000

As of June 30, 2015
Assets:	Level 1	Level 2	Level 3	Total
Other investments - warrants	$-	$-	$104,000	$104,000
Investment in marketable securities:
Basic materials	2,761,000	-	-	2,761,000
Other	3,066,000	-	-	3,066,000
	5,827,000	-	-	5,827,000
	$5,827,000	$-	$104,000	$5,931,000

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

					Net loss for the three months
Assets	Level 1	Level 2	Level 3	September 30, 2015	ended September 30, 2015

Other non-marketable investments	$-	$-	$1,709,000	$1,709,000	$-

					Net loss for the three months
Assets	Level 1	Level 2	Level 3	June 30, 2015	ended September 30, 2014

Other non-marketable investments	$-	$-	$14,978,000	$14,978,000	$-

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

Please refer to Note 16 – Stock Based Compensation Plans in the Company's Form 10-K for the year ended June 30, 2015 for more detail information on the Company’s stock-based compensation plans.

During the three months ended September 30, 2015 and 2014, the Company recorded stock option compensation cost of $123,000 and $237,000, respectively, related to stock options that were previously issued. As of September 30, 2015, there was a total of $626,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 3.25 years.

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

The following table summarizes the stock options activity from July 1, 2014 through September 30, 2015:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	July 1, 2014	367,000	$16.85	7.71 years	$953,000
Granted		-	-
Exercised		(2,400)	18.00
Forfeited		(5,000)	24.92
Exchanged		(9,600)	18.00
Oustanding at	June 30, 2015	350,000	$16.70	6.95 years	$939,000
Exercisable at	June 30, 2015	126,639	$12.06	6.46 years	$939,000
Vested and Expected to vest at	June 30, 2015	350,000	$16.70	6.95 years	$939,000

Oustanding at	July 1, 2015	350,000	$16.70	6.95 years	$939,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Oustanding at	September 30, 2015	350,000	$16.70	6.69 years	$3,838,000
Exercisable at	September 30, 2015	218,000	$26.80	6.06 years	$2,719,000
Vested and Expected to vest at	September 30, 2015	350,000	$16.70	6.69 years	$3,838,000

On July 1 of every year, as part of the Stock Compensation Plan for Non-employee Directors, each non-employee director received an automatic grant of a number of shares of Company’s Common Stock equal in value to $22,000 ($88,000 total recorded as stock compensation expense for the three months ended September 30, 2015 and 2014) based on 100% of the fair market value of the Company’s stock on the day of grant. During the three months ended September 30, 2015 and 2014, the four non-employee directors of the Company received a total grant of 4,520 and 4,608 shares of common stock.

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

Information below represents reported segments for the three months ended September 30, 2015 and 2014. Operating income (loss) from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income (loss) for investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense.

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2015	Operations	Operations	Transactions	Other	Total
Revenues	$15,138,000	$3,582,000	$-	$-	$18,720,000
Segment operating expenses	(11,193,000)	(1,736,000)	-	(809,000)	(13,738,000)
Segment income (loss) from operations	3,945,000	1,846,000	-	(809,000)	4,982,000
Interest expense - mortgage	(1,814,000)	(650,000)	-	-	(2,464,000)
Loss on disposal of assets	(30,000)	-	-	-	(30,000)
Depreciation and amortization expense	(762,000)	(474,000)	-	-	(1,236,000)
Income from investments	-	-	79,000	-	79,000
Income tax expense	-	-	-	(618,000)	(618,000)
Net income (loss)	$1,339,000	$722,000	$79,000	$(1,427,000)	$713,000
Total assets	$50,525,000	$57,537,000	$19,511,000	$12,307,000	$139,880,000

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2014	Operations	Operations	Transactions	Other	Total
Revenues	$14,830,000	$4,197,000	$-	$-	$19,027,000
Segment operating expenses	(11,838,000)	(2,140,000)	-	(781,000)	(14,759,000)
Segment income (loss) from operations	2,992,000	2,057,000	-	(781,000)	4,268,000
Interest expense	(1,896,000)	(762,000)	-	-	(2,658,000)
Depreciation and amortization expense	(691,000)	(535,000)			(1,226,000)
Loss from investments	-	-	(1,987,000)	-	(1,987,000)
Other real estate income	-	458,000	-	-	458,000
Income tax benefit	-	-	-	241,000	241,000
Net income (loss)	$405,000	$1,218,000	$(1,987,000)	$(540,000)	$(904,000)
Total assets	$42,492,000	$63,373,000	$25,111,000	$34,675,000	$165,651,000

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

During the three months ended September 30, 2015 and 2014, the Company received management fees from Justice Investors totaling $163,000 and $140,000, respectively. These fees are eliminated in consolidation.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership (which took place during fiscal year ended June 30, 2014), Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of September 30, 2015, $400,000 of these fees remains outstanding.

Four of the Portsmouth directors serve as directors of InterGroup. Three of those directors also serve as directors of Santa Fe. The three Santa Fe directors also serve as directors of InterGroup.

John V. Winfield serves as Chief Executive Officer and Chairman of the Company, Portsmouth and Santa Fe. Depending on certain market conditions and various risk factors, the Chief Executive Officer, Portsmouth and Santa Fe may, at times, invest in the same companies in which the Company invests. The Company encourages such investments because it places personal resources of the Chief Executive Officer and the resources of Portsmouth and Santa Fe, at risk in connection with investment decisions made on behalf of the Company.

Item 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might” and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, actual and threatened pandemics such as swine flu, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

As of September 30, 2015, the Company owned approximately 81.7% of the common shares of its subsidiary, Santa Fe and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 13.1% of the common shares of Portsmouth. The Company's principal sources of revenue continue to be derived from the general and limited partnership interests of its subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. Justice owns a 543 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. Properties include sixteen apartment complexes, one commercial real estate property, and three single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has an investment in unimproved real property. As of September 30, 2015, all of the Company’s properties are managed in-house.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The Company had a net income of $713,000 for the three months ended September 30, 2015 compared to a net loss of $904,000 for the three months ended September 30, 2014. The net income generated in current quarter is primarily attributable to the increased income from hotel operations and to a lesser extent, net gains from the Company’s investment activities.

The Company had net income from hotel operations of $1,339,000 for the three months ended September 30, 2015, compared to a net income of $405,000 for the three months ended September 30, 2014. Hotel revenues increased during the current quarter, while operating expenses increased by a lower percentage relative to the increase in revenues.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2015 and 2014.

For the three months ended September 30,	2015	2014
Hotel revenues:
Hotel rooms	$12,607,000	$12,344,000
Food and beverage	1,650,000	1,573,000
Garage	685,000	697,000
Other operating departments	196,000	216,000
Total hotel revenues	15,138,000	14,830,000
Operating expenses, excluding loss on disposal of assets, depreciation and amortization	(11,193,000)	(11,838,000)
Operating income before loss on disposal of assets,
interest and depreciation and amortization	3,945,000	2,992,000
Loss on disposal of assets	(30,000)	-
Interest expense - mortgage	(1,814,000)	(1,896,000)
Depreciation and amortization expense	(762,000)	(691,000)

Net income from Hotel operations	$1,339,000	$405,000

For the three months ended September 30, 2015, the Hotel generated operating income of $3,945,000 before the loss on disposal of assets and interest and depreciation and amortization on total operating revenues of $15,138,000 compared to operating income of $2,992,000 before the loss on disposal of assets and interest and depreciation and amortization on total operating revenues of $14,830,000 for the three months ended September 30, 2014.  Room revenues increased by $263,000 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily as the result of higher room rates.  Food and beverage revenue also increased by $77,000 as the result of the increase in room service and wine bar revenue during the current period.

Operating expenses decreased by $645,000 compared to the prior period primarily due to royalty fees reduction per the new Hilton franchise agreement.  Legal expenses also decreased as the result of coming closer to a settlement of the current litigation.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended September 30, 2015 and 2014.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR

2015	$265	95%	$252
2014	$258	96%	$247

The Hotel’s revenues increased by 2.1% quarter over quarter same time last year. Average daily rate increased by $7 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. As a result, the Hotel was able to achieve a RevPAR number that was $5 higher than the comparative three month period.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty program. For the quarter, our loyalty score improved by one point percentage. This was achieved due to continued training of team members on Hilton brand standards and guest satisfaction, hiring and retaining talents in key operations, and enhancing the arrival experience. The carpet flooring in the lobby was replaced by oak wood, creating an open and welcoming environment. The furniture in the lobby, the porte cochere, and the second floor has been modernized. The third floor carpets and doors have been replaced. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicure and pedicure. The fitness center has been expanded with state of the art equipment.

In order to further enhance the client experience, the Hotel plans to renovate the fourth floor meeting rooms to make a state of the art meeting space. The fourth floor bathrooms will also be renovated. In the guest rooms, the bathrooms will be remodeled with modern shower amenities, and the desk tables and the night stands will be updated with granite tops for a sleek and modern look.  And finally, the Hotel, in conjunction with the Chinese Cultural Center, is developing a landscape area on the Pedestrian Bridge that connects the Hotel to Portsmouth Square. We continue to take steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

Real estate revenues for the three months ended September 30, 2015 decreased to $3,582,000 from $4,197,000 for the three months ended September 30, 2014 primarily as the result of the sale of the 249 unit apartment located in Austin, Texas in March 2015. Real estate operating expenses also decreased to $1,736,000 from $2,140,000 primarily as the result the of the sale. In August 2015, the Company terminated its third party property management agreement for the management of the Company’s properties located in California and will manage the properties in-house going forward. As of September 2015, all of the Company’s properties are being managed in house. Management believes this will result in a decrease operating expenses and greater operating efficiencies. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

In July 2015, the Company purchased a single family house located in Los Angeles, California for $1,975,000 as a strategic investment.

The Company had a net gain on marketable securities of $380,000 for the three months ended September 30, 2015 compared to a net loss on marketable securities of $1,490,000 for the three months ended September 30, 2014. Approximately $281,000 of the $380,000 net gain is related to the Company’s investment in the common stock of Comstock. Such investments represent approximately 91% of the Company’s portfolio as of September 30, 2015. For the three months ended September 30, 2015, the Company had a net realized loss of $60,000 and a net unrealized gain of $440,000. For the three months ended September 30, 2014, the Company had a net realized gain of $155,000 and a net unrealized loss of $1,645,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax (expense) benefit during the three months ended September 30, 2015 and 2014 represents primarily the income tax effect of the pre-tax income (loss) at InterGroup and Portsmouth’s pretax income (loss) which includes its share in net loss of the Hotel.

MARKETABLE SECURITIES

As of September 30, 2015 and June 30, 2015, the Company had investments in marketable equity securities of $17,733,000 and $5,827,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of September 30, 2015		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$16,207,000	91.4%
Other	1,526,000	8.6%
	$17,733,000	100.0%

As of June 30, 2015		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,761,000	47.4%
Other	3,066,000	52.6%
	$5,827,000	100.0%

The Company’s investment in marketable securities portfolio consists primarily of (91.4%) of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The significant increase in the Company’s investment in Comstock was due to the conversion of the $13,231,000 (13,231 preferred shares) held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE) 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) to common stock on August 27, 2015. The A-1 Preferred was previously included in other investments prior to its conversion.

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

For the three months ended September 30,	2015	2014
Net gain (loss) on marketable securities	$380,000	$(1,490,000)
Net unrealized loss on other investments	(74,000)	(42,000)
Dividend and interest income	13,000	14,000
Margin interest expense	(99,000)	(157,000)
Trading and management expenses	(141,000)	(312,000)
	$79,000	$(1,987,000)

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

To fund redemption of limited partnership interests and to repay the prior mortgage, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan initially bears an interest rate of 5.28% per annum and matures in January 2024. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender. The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine loan initially bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender.

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (parent company of Portsmouth) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

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

In July 2015, the Company purchased residential house in Los Angeles, California as a strategic asset for $1,975,000 in cash.

Management believes that its cash, securities assets, real estate and the cash flows generated from those assets and from the partnership management fees, will be adequate to meet the Company’s current and future obligations. Additionally, management believes there is significant appreciated value in the Hotel and other real estate properties to support additional borrowings if necessary.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2015, the Company’s material financial obligations which also including interest payments.

		9 Months	Year	Year	Year	Year
	Total	2016	2017	2018	2019	2020	Thereafter
Mortgage and subordinated notes payable	$182,892,000	$1,995,000	$2,129,000	$2,918,000	$3,059,000	$3,207,000	$169,584,000
Other notes payable	4,781,000	395,000	473,000	406,000	362,000	362,000	2,783,000
Interest	65,431,000	7,649,000	9,870,000	9,085,000	8,443,000	7,848,000	22,536,000
Total	$253,104,000	$10,039,000	$12,472,000	$12,409,000	$11,864,000	$11,417,000	$194,903,000

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. Since the Company has the power and ability to adjust hotel room rates on an ongoing basis, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material.

The Company's residential rental properties provide income from short-term operating leases and no lease extends beyond one year. Rental increases are expected to offset anticipated increased property operating expenses.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three months ended September 30, 2015. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 for a summary of the critical accounting policies.

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

The following table reflects purchases of InterGroup’s common stock made by The InterGroup Corporation, for its own account, during the first quarter of its fiscal year ending June 30, 2016.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares Purchased	of shares that May
Fiscal	Number of	Average	as Part of Publicly	Yet be Purchased
2015	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Month #1
(July 1-	3,705	$20.21	3,705	94,061
July 31)

Month #2
(August 1-	-	-	-	94,061
August 31)

Month #3
(September 1-	1,855	$25.30	1,855	92,206
September 30)

TOTAL:	5,560	$21.91	5,560	92,206

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

THE INTERGROUP CORPORATION
(Registrant)

Date: October 29, 2015	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: October 29, 2015	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

- 20 -