Form 10-Q
period 2015-12-31
INTERGROUP CORP
filed 2016-02-05
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of January 8, 2016 was 2,383,689.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	December 31, 2015	June 30, 2015
	(Unaudited)
ASSETS
Investment in Hotel, net	$45,096,000	$43,840,000
Investment in real estate, net	57,193,000	55,768,000
Investment in marketable securities	16,005,000	5,827,000
Other investments, net	1,415,000	15,082,000
Cash and cash equivalents	5,079,000	8,529,000
Restricted cash - mortgage impounds	2,937,000	2,868,000
Other assets, net	6,537,000	11,505,000
Deferred income taxes	1,917,000	-

Total assets	$136,179,000	$143,419,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$3,497,000	$5,268,000
Accounts payable and other liabilities - Hotel	12,280,000	13,615,000
Due to securities broker	1,552,000	345,000
Obligations for securities sold	-	22,000
Other notes payable	4,643,000	4,905,000
Mortgage notes payable - Hotel	117,000,000	117,000,000
Mortgage notes payable - real estate	65,541,000	66,233,000
Deferred income taxes	-	3,000
Total liabilities	204,513,000	207,391,000

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,395,616 and 3,391,096 issued; 2,383,689 and 2,386,029 outstanding, respectively	33,000	33,000
Additional paid-in capital	10,532,000	10,494,000
Accumulated deficit	(40,285,000)	(36,459,000)
Treasury stock, at cost, 1,011,927 and 1,005,067 shares	(12,033,000)	(11,878,000)
Total InterGroup shareholders' deficit	(41,753,000)	(37,810,000)
Noncontrolling interest	(26,581,000)	(26,162,000)
Total shareholders' deficit	(68,334,000)	(63,972,000)

Total liabilities and shareholders' equity	$136,179,000	$143,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended December 31,	2015	2014
Revenues:
Hotel	$13,713,000	$14,044,000
Real estate	3,546,000	4,030,000
Total revenues	17,259,000	18,074,000
Costs and operating expenses:
Hotel operating expenses	(11,969,000)	(12,033,000)
Real estate operating expenses	(1,715,000)	(2,192,000)
Depreciation and amortization expense	(1,285,000)	(1,232,000)
General and administrative expense	(585,000)	(960,000)

Total costs and operating expenses	(15,554,000)	(16,417,000)

Income from operations	1,705,000	1,657,000

Other income (expense):
Interest expense - mortgages	(2,461,000)	(2,517,000)
Disposal of other assets	-	(51,000)
Gain on sale of real estate	-	1,742,000
Net loss on marketable securities	(6,356,000)	(1,544,000)
Net unrealized (loss) gain on other investments	(53,000)	16,000
Impairment loss on other investments	(287,000)	-
Dividend and interest income	6,000	503,000
Trading and margin interest expense	(222,000)	(431,000)
Other expense, net	(9,373,000)	(2,282,000)

Loss before income taxes	(7,668,000)	(625,000)
Income tax benefit	2,538,000	17,000
Net loss	(5,130,000)	(608,000)
Less: Net loss attributable to the noncontrolling interest	835,000	319,000
Net loss attributable to InterGroup	$(4,295,000)	$(289,000)

Basic and diluted net loss per share	$(2.15)	$(0.25)

Basic and diluted net loss per share attributable to InterGroup	$(1.80)	$(0.12)

Weighted average number of basic and diluted common shares outstanding	2,384,272	2,385,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the six months ended December 31,	2015	2014
Revenues:
Hotel	$28,851,000	$28,874,000
Real estate	7,128,000	8,227,000
Total revenues	35,979,000	37,101,000
Costs and operating expenses:
Hotel operating expenses	(23,162,000)	(23,871,000)
Real estate operating expenses	(3,451,000)	(4,332,000)
Depreciation and amortization expense	(2,521,000)	(2,458,000)
General and administrative expense	(1,394,000)	(1,741,000)

Total costs and operating expenses	(30,528,000)	(32,402,000)

Income from operations	5,451,000	4,699,000

Other income (expense):
Interest expense - mortgages	(4,925,000)	(5,175,000)
Disposal of other assets	(30,000)	(51,000)
Gain on sale of real estate	-	1,742,000
Other real estate gain	-	458,000
Net loss on marketable securities	(5,976,000)	(3,034,000)
Net unrealized loss on other investments	(127,000)	(26,000)
Impairment loss on other investments	(287,000)	-
Dividend and interest income	19,000	517,000
Trading and margin interest expense	(462,000)	(900,000)
Other expense, net	(11,788,000)	(6,469,000)

Loss before income taxes	(6,337,000)	(1,770,000)
Income tax benefit	1,920,000	258,000
Net loss	(4,417,000)	(1,512,000)
Less: Net loss attributable to the noncontrolling interest	591,000	460,000
Net loss attributable to InterGroup	$(3,826,000)	$(1,052,000)

Basic and diluted net loss per share	$(1.85)	$(0.63)

Basic and diluted net loss per share attributable to InterGroup	$(1.60)	$(0.44)

Weighted average number of basic and diluted common shares outstanding	2,385,784	2,386,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the six months ended December 31,	2015	2014
Cash flows from operating activities:
Net loss	$(4,417,000)	$(1,512,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,521,000	2,458,000
Loss on disposal of assets	30,000	51,000
Gain on sale of real estate	-	(1,742,000)
Net unrealized loss on marketable securities	5,519,000	3,106,000
Unrealized loss on other investments	127,000	26,000
Impairment loss on other investments	287,000	-
Stock compensation expense	330,000	552,000
Changes in assets and liabilities:
Investment in marketable securities	(2,444,000)	(3,612,000)
Other assets	5,063,000	12,000
Accounts payable and other liabilities	(3,106,000)	(3,765,000)
Due to securities broker	1,207,000	1,954,000
Obligations for securities sold	(22,000)	397,000
Deferred taxes	(1,920,000)	(258,000)
Net cash provided by (used in) operating activities	3,175,000	(2,333,000)

Cash flows from investing activities:
Net proceeds from sale of real estate	-	3,288,000
Investment in hotel, net	(2,902,000)	(2,916,000)
Investment in real estate, net	(2,425,000)	(331,000)
Investment in Santa Fe	(120,000)	(68,000)
Investment in Portsmouth	-	(33,000)
Net cash used in investing activities	(5,447,000)	(60,000)

Cash flows from financing activities:
Restricted cash - (payments to) withdrawal of mortgage impounds	(69,000)	360,000
Net payments on mortgage and other notes payable	(954,000)	(1,463,000)
Purchase of treasury stock	(155,000)	(56,000)
Net cash used in financing activities	(1,178,000)	(1,159,000)

Net decrease in cash and cash equivalents	(3,450,000)	(3,552,000)
Cash and cash equivalents at the beginning of the period	8,529,000	4,705,000
Cash and cash equivalents at the end of the period	$5,079,000	$1,153,000
Supplemental information:
Interest paid	$5,132,000	$5,471,000
Non-cash transaction:
Conversion of other investments to marketable securities	$13,231,000	$-

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

The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2016.

For the three and six months ended December 31, 2015 and 2014, the Company had no components of comprehensive income other than net loss itself.

Basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. For the three and six months ended December 31, 2015 and 2014, the Company did not have diluted earnings per share as the Company had a net loss for the respective periods.

As of December 31, 2015, the Company had the power to vote 85.6% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership of real estate. Properties include sixteen apartment complexes, one commercial real estate, and three single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property.

Recently Issued Accounting Pronouncements

In November 2015, FASB issued Accounting Standards Update 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which is intended to improve how deferred taxes are classified on organizations’ balance sheets by eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The changes are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which means the first quarter of the Company’s fiscal year 2018. We are currently reviewing the ASU and assessing the potential impact on the consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and early application is permitted. We are in the process of evaluating this guidance.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the consolidation analysis for both the variable interest model and for the voting model for limited partnerships and similar entities. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015 and for interim periods within those fiscal years, early application is permitted. ASU 2015-02 provides for one of two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We are in the process of evaluating this guidance and our method of adoption.

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

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2015	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	26,704,000	(22,344,000)	4,360,000
Building and improvements	63,917,000	(25,919,000)	37,998,000
	$93,359,000	$(48,263,000)	$45,096,000

		Accumulated	Net Book
June 30, 2015	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	25,958,000	(21,603,000)	4,355,000
Building and improvements	62,031,000	(25,284,000)	36,747,000
	$90,727,000	$(46,887,000)	$43,840,000

NOTE 3 – INVESTMENT IN REAL ESTATE

Investment in real estate consisted of the following:

As of	December 31, 2015	June 30, 2015
Land	$24,828,000	$23,453,000
Buildings, improvements and equipment	65,878,000	64,828,000
Accumulated depreciation	(33,513,000)	(32,513,000)
Investment in real estate, net	$57,193,000	$55,768,000

In July 2015, the Company purchased a residential house in Los Angeles, California as a strategic asset for $1,975,000 in cash.

NOTE 4 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At December 31, 2015 and June 30, 2015, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain (Loss)	Value

As of December 31, 2015
Corporate
Equities	$23,542,000	$724,000	$(8,261,000)	$(7,537,000)	$16,005,000

As of June 30, 2015
Corporate
Equities	$7,845,000	$1,136,000	$(3,154,000)	$(2,018,000)	$5,827,000

As of December 31, 2015 and June 30, 2015, the Company had unrealized losses of $3,395,000 and $3,062,000, respectively, related to securities held for over one year.

As of December 31, 2015, approximately 66% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the respective periods:

For the three months ended December 31,	2015	2014
Realized loss on marketable securities	$(397,000)	$(83,000)
Unrealized loss on marketable securities	(5,959,000)	(1,461,000)

Net loss on marketable securities	$(6,356,000)	$(1,544,000)

For the six months ended December 31,	2015	2014
Realized (loss) gain on marketable securities	$(457,000)	$72,000
Unrealized loss on marketable securities	(5,519,000)	(3,106,000)

Net loss on marketable securities	$(5,976,000)	$(3,034,000)

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

Other investments, net consist of the following:

Type	December 31, 2015	June 30, 2015
Preferred stock - Comstock, at cost	$-	$13,231,000
Private equity hedge fund, at cost	1,144,000	1,250,000
Other preferred stock, at cost	255,000	497,000
Warrants - at fair value	16,000	104,000
	$1,415,000	$15,082,000

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

The assets measured at fair value on a recurring basis are as follows:

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Other investments - warrants	$-	$-	$16,000	$16,000
Investment in marketable securities:
Basic materials	10,938,000	-	-	10,938,000
Oil, gas and energy	1,769,000	-	-	1,769,000
Other	3,298,000	-	-	3,298,000
	16,005,000	-	-	16,005,000
	$16,005,000	$-	$16,000	$16,021,000

As of June 30, 2015	Level 1	Level 2	Level 3	Total
Assets:
Other investments - warrants	$-	$-	$104,000	$104,000
Investment in marketable securities:
Basic materials	2,761,000	-	-	2,761,000
Other	3,066,000	-	-	3,066,000
	5,827,000	-	-	5,827,000
	$5,827,000	$-	$104,000	$5,931,000

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

					Net loss for the six months
Assets	Level 1	Level 2	Level 3	December 31, 2015	ended December 31, 2015

Other non-marketable investments	$-	$-	$1,399,000	$1,399,000	$(287,000)

					Net loss for the six months
Assets	Level 1	Level 2	Level 3	June 30, 2015	ended December 31, 2014

Other non-marketable investments	$-	$-	$14,978,000	$14,978,000	$-

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

During the three months ended December 31, 2015 and 2014, the Company recorded stock option compensation cost of $123,000 and $227,000, respectively, related to stock options that were previously issued. During the six months ended December 31, 2015 and 2014, the Company recorded stock option compensation cost of $242,000 and $464,000, respectively, related to stock options that were previously issued. As of December 31, 2015, there was a total of $508,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 3 years.

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

The following table summarizes the stock options activity from July 1, 2014 through December 31, 2015:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	July 1, 2014	367,000	$16.85	7.71 years	$953,000
Granted		-	-
Exercised		(2,400)	18.00
Forfeited		(5,000)	24.92
Exchanged		(9,600)	18.00
Oustanding at	June 30, 2015	350,000	$16.70	6.95 years	$939,000
Exercisable at	June 30, 2015	126,639	$12.06	6.46 years	$939,000
Vested and Expected to vest at	June 30, 2015	350,000	$16.70	6.95 years	$939,000

Oustanding at	July 1, 2015	350,000	$16.70	6.95 years	$939,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Oustanding at	December 31, 2015	350,000	$16.70	6.44 years	$3,078,000
Exercisable at	December 31, 2015	218,000	$15.19	5.80 years	$2,246,000
Vested and Expected to vest at	December 31, 2015	350,000	$16.70	6.44 years	$3,078,000

On July 1 of every year, as part of the Stock Compensation Plan for Non-employee Directors, each non-employee director received an automatic grant of a number of shares of Company’s Common Stock equal in value to $22,000 ($88,000 total recorded as stock compensation expense for the six months ended December 31, 2015 and 2014) based on 100% of the fair market value of the Company’s stock on the day of grant. The four non-employee directors of the Company received a total grant of 4,520 and 4,608 shares of common stock on July 1, 2015.

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

Information below represents reported segments for the three and six months ended December 31, 2015 and 2014. Operating income (loss) from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income (loss) for investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense.

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2015	Operations	Operations	Transactions	Other	Total
Revenues	$13,713,000	$3,546,000	$-	$-	$17,259,000
Segment operating expenses	(11,969,000)	(1,715,000)	-	(585,000)	(14,269,000)
Segment income (loss) from operations	1,744,000	1,831,000	-	(585,000)	2,990,000
Interest expense - mortgage	(1,813,000)	(648,000)	-	-	(2,461,000)
Depreciation and amortization expense	(759,000)	(526,000)	-	-	(1,285,000)
Loss from investments	-	-	(6,912,000)	-	(6,912,000)
Income tax benefit	-	-	-	2,538,000	2,538,000
Net income (loss)	$(828,000)	$657,000	$(6,912,000)	$1,953,000	$(5,130,000)
Total assets	$50,664,000	$57,193,000	$17,420,000	$10,902,000	$136,179,000

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2014	Operations	Operations	Transactions	Other	Total
Revenues	$14,044,000	$4,030,000	$-	$-	$18,074,000
Segment operating expenses	(12,033,000)	(2,192,000)	-	(960,000)	(15,185,000)
Segment income (loss) from operations	2,011,000	1,838,000	-	(960,000)	2,889,000
Interest expense - mortgage	(1,769,000)	(748,000)	-	-	(2,517,000)
Loss on disposal of assets	(51,000)	-	-	-	(51,000)
Gain on sale of real estate	-	1,742,000	-	-	1,742,000
Depreciation and amortization expense	(714,000)	(518,000)	-	-	(1,232,000)
Loss from investments	-	-	(1,456,000)	-	(1,456,000)
Income tax benefit	-	-	-	17,000	17,000
Net income (loss)	$(523,000)	$2,314,000	$(1,456,000)	$(943,000)	$(608,000)
Total assets	$51,234,000	$61,429,000	$27,737,000	$6,250,000	$146,650,000

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2015	Operations	Operations	Transactions	Other	Total
Revenues	$28,851,000	$7,128,000	$-	$-	$35,979,000
Segment operating expenses	(23,162,000)	(3,451,000)	-	(1,394,000)	(28,007,000)
Segment income (loss) from operations	5,689,000	3,677,000	-	(1,394,000)	7,972,000
Interest expense - mortgage	(3,627,000)	(1,298,000)	-	-	(4,925,000)
Loss on disposal of assets	(30,000)	-	-	-	(30,000)
Depreciation and amortization expense	(1,521,000)	(1,000,000)	-	-	(2,521,000)
Loss from investments	-	-	(6,833,000)	-	(6,833,000)
Income tax benefit	-	-	-	1,920,000	1,920,000
Net income (loss)	$511,000	$1,379,000	$(6,833,000)	$526,000	$(4,417,000)
Total assets	$50,664,000	$57,193,000	$17,420,000	$10,902,000	$136,179,000

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2014	Operations	Operations	Transactions	Other	Total
Revenues	$28,874,000	$8,227,000	$-	$-	$37,101,000
Segment operating expenses	(23,871,000)	(4,332,000)	-	(1,741,000)	(29,944,000)
Segment income (loss) from operations	5,003,000	3,895,000	-	(1,741,000)	7,157,000
Interest expense - mortgage	(3,665,000)	(1,510,000)	-	-	(5,175,000)
Loss on disposal of assets	(51,000)	-	-	-	(51,000)
Gain on sale of real estate	-	1,742,000	-	-	1,742,000
Other real estate income	-	458,000	-	-	458,000
Depreciation and amortization expense	(1,405,000)	(1,053,000)	-	-	(2,458,000)
Loss from investments	-	-	(3,443,000)	-	(3,443,000)
Income tax benefit	-	-	-	258,000	258,000
Net income (loss)	$(118,000)	$3,532,000	$(3,443,000)	$(1,483,000)	$(1,512,000)
Total assets	$51,234,000	$61,429,000	$27,737,000	$6,250,000	$146,650,000

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

During the three months ended December 31, 2015 and 2014, the Company received management fees from Justice Investors totaling $137,000 and $140,000, respectively. During the six months ended December 31, 2015 and 2014, the Company received management fees from Justice Investors totaling $300,000 and $281,000, respectively.

These fees are eliminated in consolidation.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership (which took place during fiscal year ended June 30, 2014), Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of December 31, 2015, $400,000 of these fees remains outstanding.

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

RESULTS OF OPERATIONS

As of December 31, 2015, the Company owned approximately 81.7% of the common shares of its subsidiary, Santa Fe and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 13.1% of the common shares of Portsmouth. The Company's principal sources of revenue continue to be derived from the general and limited partnership interests of its subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. Justice owns a 543 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. Properties include sixteen apartment complexes, one commercial real estate property, and three single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has an investment in unimproved real property. As of December 31, 2015, all of the Company’s properties are managed in-house.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.

Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

The Company had a net loss of $5,130,000 for the three months ended December 31, 2015 compared to a net loss of $608,000 for the three months ended December 31, 2014. The increase in the net loss is primarily attributable to the higher net loss on marketable securities primarily as the result of the decrease in the market value of the Company’s holdings in common stock of Comstock Mining, Inc., offset by the gain on the sale of real estate recognized during the three months ended December 31, 2014.

The Company had a net loss from hotel operations of $828,000 for the three months ended December 31, 2015 compared to a net loss of $523,000 for the three months ended December 31, 2014. Hotel revenues decreased during the current quarter, while operating expenses also decreased by a lower percentage relative to the decrease in revenues.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2015 and 2014.

For the three months ended December 31,	2015	2014
Hotel revenues:
Hotel rooms	$10,796,000	$10,916,000
Food and beverage	1,858,000	2,073,000
Garage	674,000	721,000
Other operating departments	385,000	334,000
Total hotel revenues	13,713,000	14,044,000
Operating expenses, excluding loss on disposal of assets, depreciation and amortization	(11,969,000)	(12,033,000)
Operating income before loss on disposal of assets, interest and depreciation and amortization	1,744,000	2,011,000
Loss on disposal of assets	-	(51,000)
Interest expense - mortgage	(1,813,000)	(1,769,000)
Depreciation and amortization expense	(759,000)	(714,000)

Net loss from Hotel operations	$(828,000)	$(523,000)

For the three months ended December 31, 2015, the Hotel generated operating income of $1,744,000 before the loss on disposal of assets and interest and depreciation and amortization on total operating revenues of $13,713,000 compared to operating income of $2,011,000 before the loss on disposal of assets and interest and depreciation and amortization on total operating revenues of $14,044,000 for the three months ended December 31, 2014.  Room revenues decreased by $120,000 for the three months ended December 31, 2015 compared to the three months ended December 31, 2014 primarily as the result of the decrease in group stays.  Food and beverage revenue also decreased by $215,000 as the result of lower catering and banquet services from groups.

Total operating expenses remained consistent with the prior comparable period. However, the Hotel did have a decrease in franchise fees and legal expenses offset by increases in property taxes, repairs and maintenance expense and management fees. Franchise fees decreased as the result of the new Hilton franchise agreement. Legal expenses decreased as the result of coming closer to a settlement of the current litigation.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended December 31, 2015 and 2014.

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2015	$243	89%	$216
2014	$245	89%	$218

The Hotel’s revenues decreased by 2.4% this quarter as compared to the previous comparable quarter. Average daily rate and RevPAR decreased by $2 for the three months ended December 31, 2015 compared to the three months ended December 31, 2014.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty program. The Hotel's loyalty score improved by five percentage points year-over-year and our overall service score by four percentage points. We attribute this improvement to continued training of team members on Hilton brand standards and guest satisfaction, hiring and retaining talents in key operations, and enhancing the arrival experience. In addition, the Hotel replaced the carpet flooring in the lobby with oak wood, creating an open and welcoming environment; modernized the furniture in the lobby, the porte cochere, and the second floor; and replaced the third floor carpets and doors. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicure and pedicure which has been doing well. The fitness center has been expanded with state of the art equipment.

In order to further enhance the guest experience, the Hotel plans to renovate the fourth floor meeting rooms to make a state of the art meeting space and, concurrently, to renovate the fourth floor bathrooms. The hotel will remodel guest room bathrooms with modern shower amenities, and update desk tables and the night stands with granite tops for a sleek and modern look.  The Hotel is also looking into converting the carpet in the rooms to hardwood floors. Finally, the Hotel, in conjunction with the Chinese Cultural Center, is developing a landscape area on the Pedestrian Bridge that connects the Hotel to Portsmouth Square. We continue to take steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

Real estate revenues for the three months ended December 31, 2015 decreased to $3,546,000 from $4,030,000 for the three months ended December 31, 2014 primarily as the result of the sale of the 249 unit apartment located in Austin, Texas in March 2015. Real estate operating expenses also decreased to $1,715,000 from $2,192,000 primarily as the result of the sale of the property. In August 2015, the Company terminated its third party property management agreement for the management of the Company’s properties located in California and will manage the properties in-house going forward. As of September 2015, all of the Company’s properties are being managed in house. Management believes this will result in a decrease operating expenses and greater operating efficiencies. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

In July 2015, the Company purchased a single family house located in Los Angeles, California for $1,975,000 as a strategic investment.

In November 2014, the Company sold its 5,900 square foot commercial property for $3,450,000 which resulted in a realized a gain on the sale of real estate of $1,742,000 for the three months ended December 31, 2014.

The Company had a net loss on marketable securities of $6,356,000 for the three months ended December 31, 2015 compared to a net loss on marketable securities of $1,544,000 for the three months ended December 31, 2014. Approximately $5,562,000 of the $6,356,000 net loss is related to the Company’s investment in the common stock of Comstock. Such investments represent approximately 66% of the Company’s portfolio as of December 31, 2015. For the three months ended December 31, 2015, the Company had a net realized loss of $397,000 and a net unrealized loss of $5,959,000. For the three months ended December 31, 2014, the Company had a net realized loss of $83,000 and a net unrealized loss of $1,461,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the three months ended December 31, 2015 and 2014, the Company performed an impairment analysis of its other investments and determined that its investments had an other than temporary impairment and recorded impairment losses of $287,000 in the current quarter. There were no such losses in the prior year comparable period.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit during the three months ended December 31, 2015 and 2014 represents primarily the income tax effect of the pre-tax loss at InterGroup and Portsmouth’s pretax loss which includes its share in net loss of the Hotel.

Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014

The Company had a net loss of $4,417,000 for the six months ended December 31, 2015 compared to a net loss of $1,512,000 for the six months ended December 31, 2014. The increase in the net loss is primarily attributable to the higher net loss on marketable securities primarily as the result of the decrease in the market value of the Company’s holdings in common stock of Comstock Mining, Inc., partially offset by the gain on the sale of real estate recognized during the six months ended December 31, 2014 and to a lesser extent by the higher income from Hotel operations in the current six month period.

The Company had net income from hotel operations of $511,000 for the six months ended December 31, 2015 compared to a net loss of $118,000 for the six months ended December 31, 2014. Hotel revenues remained relatively consistent for the six months ended December 31, 2015 compared to the same period in the prior year while operating expenses decreased.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2015 and 2014.

For the six months ended December 31,	2015	2014
Hotel revenues:
Hotel rooms	$23,403,000	$23,260,000
Food and beverage	3,508,000	3,646,000
Garage	1,359,000	1,418,000
Other operating departments	581,000	550,000
Total hotel revenues	28,851,000	28,874,000
Operating expenses, excluding loss on disposal of assets, depreciation and amortization	(23,162,000)	(23,871,000)
Operating income before loss on disposal of assets, interest and depreciation and amortization	5,689,000	5,003,000
Loss on disposal of assets	(30,000)	(51,000)
Interest expense - mortgage	(3,627,000)	(3,665,000)
Depreciation and amortization expense	(1,521,000)	(1,405,000)

Net income (loss) from Hotel operations	$511,000	$(118,000)

For the six months ended December 31, 2015, the Hotel generated operating income of $5,689,000 before the loss on disposal of assets and interest and depreciation and amortization on total operating revenues of $28,851,000 compared to operating income of $5,003,000 before the loss on disposal of assets and interest and depreciation and amortization on total operating revenues of $28,874,000 for the six months ended December 31, 2014.  Room revenues increased by $143,000 for the six months ended December 31, 2015 compared to the six months ended December 31, 2014 primarily as the result of the higher revenue from groups.  Food and beverage revenue decreased by $138,000 as the result of lower catering and banquet services from groups.

Operating expenses decreased by $709,000 compared to the prior comparable period primarily due to reduced royalty fees per the new Hilton franchise agreement and the decrease in legal expenses as the result of coming closer to a settlement of the current litigation.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the six months ended December 31, 2015 and 2014.

Six Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2015	$254	92%	$234
2014	$252	93%	$232

The Hotel’s revenues remained consistent with the previous comparable six months. Average daily rate and RevPAR increased by $2 for the six months ended December 31, 2015 compared to the six months ended December 31, 2014. The increases were offset by the decrease in the average occupancy by 1%.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty program. The Hotel's loyalty score improved by five percentage points year-over-year and our overall service score by four percentage points. We attribute this improvement to continued training of team members on Hilton brand standards and guest satisfaction, hiring and retaining talents in key operations, and enhancing the arrival experience. In addition, the Hotel replaced the carpet flooring in the lobby with oak wood, creating an open and welcoming environment; modernized the furniture in the lobby, the porte cochere, and the second floor; and replaced the third floor carpets and doors. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicure and pedicure which has been doing well. The fitness center has been expanded with state of the art equipment.

In order to further enhance the guest experience, the Hotel plans to renovate the fourth floor meeting rooms to make a state of the art meeting space and, concurrently, to renovate the fourth floor bathrooms. The hotel will remodel guest room bathrooms with modern shower amenities, and update desk tables and the night stands with granite tops for a sleek and modern look.  The Hotel is also looking into converting the carpet in the rooms to hardwood floors. Finally, the Hotel, in conjunction with the Chinese Cultural Center, is developing a landscape area on the Pedestrian Bridge that connects the Hotel to Portsmouth Square. We continue to take steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important, new business opportunities.

Real estate revenues for the six months ended December 31, 2015 decreased to $7,128,000 from $8,227,000 for the six months ended December 31, 2014 primarily as the result of the sale of the 249 unit apartment located in Austin, Texas in March 2015. Real estate operating expenses also decreased to $3,451,000 from $4,332,000 primarily as the result of the sale of the property. In August 2015, the Company terminated its third party property management agreement for the management of the Company’s properties located in California and will manage the properties in-house going forward. As of September 2015, all of the Company’s properties are being managed in house. Management believes this will result in a decrease operating expenses and greater operating efficiencies. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

In July 2015, the Company purchased a single family house located in Los Angeles, California for $1,975,000 as a strategic investment.

In November 2014, the Company sold its 5,900 square foot commercial property for $3,450,000 which resulted in a realized a gain on the sale of real estate of $1,742,000 for the six months ended December 31, 2014.

The Company had a net loss on marketable securities of $5,976,000 for the six months ended December 31, 2015 compared to a net loss on marketable securities of $3,034,000 for the six months ended December 31, 2014. Approximately $5,146,000 of the $5,976,000 net loss is related to the Company’s investment in the common stock of Comstock. Such investments represent approximately 66% of the Company’s portfolio as of December 31, 2015. For the six months ended December 31, 2015, the Company had a net realized loss of $457,000 and a net unrealized loss of $5,519,000. For the six months ended December 31, 2014, the Company had a net realized gain of $72,000 and a net unrealized loss of $3,106,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the six months ended December 31, 2015 and 2014, the Company performed an impairment analysis of its other investments and determined that its investments had an other than temporary impairment and recorded impairment losses of $287,000 in the current quarter. There were no such losses in the prior year comparable period.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit during the six months ended December 31, 2015 and 2014 represents primarily the income tax effect of the pre-tax loss at InterGroup and Portsmouth’s pretax loss which includes its share in net income of the Hotel.

MARKETABLE SECURITIES

As of December 31, 2015 and June 30, 2015, the Company had investments in marketable equity securities of $16,005,000 and $5,827,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of December 31, 2015		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$10,938,000	68.3%
Oil, gas and energy	$1,769,000	11.1%
Other	3,298,000	20.6%
	$16,005,000	100.0%

As of June 30, 2015		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,761,000	47.4%
Other	3,066,000	52.6%
	$5,827,000	100.0%

The Company’s investment in marketable securities portfolio consists primarily of (66%) of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The significant increase in the Company’s investment in Comstock was due to the conversion of the $13,231,000 (13,231 preferred shares) held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE) 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) to common stock on August 27, 2015. The A-1 Preferred was previously included in other investments prior to its conversion.

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

For the three months ended December 31,	2015	2014
Net loss on marketable securities	$(6,356,000)	$(1,544,000)
Net unrealized (loss) gain on other investments	(53,000)	16,000
Impairment loss on other investments	(287,000)	-
Dividend and interest income	6,000	503,000
Margin interest expense	(108,000)	(139,000)
Trading and management expenses	(114,000)	(292,000)
	$(6,912,000)	$(1,456,000)

For the six months ended December 31,	2015	2014
Net loss on marketable securities	$(5,976,000)	$(3,034,000)
Net unrealized loss on other investments	(127,000)	(26,000)
Impairment loss on other investments	(287,000)	-
Dividend and interest income	19,000	517,000
Margin interest expense	(207,000)	(296,000)
Trading and management expenses	(255,000)	(604,000)
	$(6,833,000)	$(3,443,000)

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

On July 2, 2014, the Partnership obtained from the Intergroup Corporation (parent company of Portsmouth) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. The loan was eliminated in consolidation.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of December 31, 2015, the Company’s material financial obligations which also including interest payments.

		6 Months	Year	Year	Year	Year
	Total	2016	2017	2018	2019	2020	Thereafter
Mortgage and subordinated notes payable	$182,541,000	$1,879,000	$2,140,000	$2,929,000	$3,070,000	$3,219,000	$169,304,000
Other notes payable	4,643,000	428,000	572,000	408,000	362,000	362,000	2,511,000
Interest	63,226,000	5,486,000	9,859,000	9,074,000	8,432,000	7,838,000	22,537,000
Total	$250,410,000	$7,793,000	$12,571,000	$12,411,000	$11,864,000	$11,419,000	$194,352,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the six months ended December 31, 2015. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 for a summary of the critical accounting policies.

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

The following table reflects purchases of InterGroup’s common stock made by The InterGroup Corporation, for its own account, during the second quarter of its fiscal year ending June 30, 2016.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares Purchased	of shares that May
Fiscal	Number of	Average	as Part of Publicly	Yet be Purchased
2016	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Month #1
(October 1-	400	$27.20	400	91,806
October 31)

Month #2
(November 1-	700	$24.81	700	91,106
November 30)

Month #3
(December 1-	200	$25.07	200	90,906
December 31)

TOTAL:	1,300	$25.59	1,300	90,906

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

THE INTERGROUP CORPORATION
(Registrant)

Date: February 5, 2016	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: February 5, 2016	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

-25-