Form 10-Q
period 2016-03-31
INTERGROUP CORP
filed 2016-05-13
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of April 22, 2016 was 2,383,689.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	March 31, 2016	June 30, 2015
	(Unaudited)
ASSETS
Investment in Hotel, net	$44,878,000	$43,840,000
Investment in real estate, net	56,783,000	55,768,000
Investment in marketable securities	13,363,000	5,827,000
Other investments, net	1,155,000	15,082,000
Cash and cash equivalents	7,278,000	8,529,000
Restricted cash - mortgage impounds	2,367,000	2,868,000
Other assets, net	7,048,000	11,505,000
Deferred income taxes	4,100,000	-

Total assets	$136,972,000	$143,419,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$3,305,000	$5,268,000
Accounts payable and other liabilities - Hotel	14,190,000	13,615,000
Due to securities broker	43,000	345,000
Obligations for securities sold	93,000	22,000
Other notes payable	9,962,000	4,905,000
Mortgage notes payable - Hotel	117,000,000	117,000,000
Mortgage notes payable - real estate	65,186,000	66,233,000
Deferred income taxes	-	3,000
Total liabilities	209,779,000	207,391,000

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,395,616 and 3,391,096 issued; 2,381,726 and 2,386,029 outstanding, respectively	33,000	33,000
Additional paid-in capital	10,291,000	10,494,000
Accumulated deficit	(43,203,000)	(36,459,000)
Treasury stock, at cost, 1,013,890 and 1,005,067 shares	(12,082,000)	(11,878,000)
Total InterGroup shareholders' deficit	(44,961,000)	(37,810,000)
Noncontrolling interest	(27,846,000)	(26,162,000)
Total shareholders' deficit	(72,807,000)	(63,972,000)

Total liabilities and shareholders' equity	$136,972,000	$143,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended March 31,	2016	2015
Revenues:
Hotel	$14,481,000	$13,983,000
Real estate	3,585,000	4,149,000
Total revenues	18,066,000	18,132,000
Costs and operating expenses:
Hotel operating expenses	(11,831,000)	(11,997,000)
Hotel restructuring costs	(5,236,000)	-
Real estate operating expenses	(1,597,000)	(1,947,000)
Depreciation and amortization expense	(1,328,000)	(1,258,000)
General and administrative expense	(631,000)	(616,000)

Total costs and operating expenses	(20,623,000)	(15,818,000)

Income (loss) from operations	(2,557,000)	2,314,000

Other income (expense):
Interest expense - mortgages	(2,432,000)	(2,539,000)
Gain on sale of real estate	-	9,358,000
Net loss on marketable securities	(1,059,000)	(1,319,000)
Net unrealized loss on other investments	-	(72,000)
Impairment loss on other investments	(260,000)	(400,000)
Dividend and interest income	23,000	5,000
Trading and margin interest expense	(236,000)	(415,000)
Other (expense) income, net	(3,964,000)	4,618,000

Income (loss) before income taxes	(6,521,000)	6,932,000
Income tax benefit (expense)	2,183,000	(2,930,000)
Net (loss) income	(4,338,000)	4,002,000
Less: Net loss attributable to the noncontrolling interest	1,424,000	339,000
Net (loss) income attributable to InterGroup	$(2,914,000)	$4,341,000

Net (loss) income per share
Basic	$(1.82)	$1.68
Diluted	$(1.82)	$1.65

Net (loss) income per share attributable to InterGroup
Basic	$(1.22)	$1.83
Diluted	$(1.22)	$1.80

Weighted average number of basic and diluted common shares outstanding	2,383,132	2,383,029
Weighted average number of basic and diluted common shares outstanding	2,383,132	2,424,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the nine months ended March 31,	2016	2015
Revenues:
Hotel	$43,332,000	$42,857,000
Real estate	10,713,000	12,376,000
Total revenues	54,045,000	55,233,000
Costs and operating expenses:
Hotel operating expenses	(34,993,000)	(35,868,000)
Hotel restructuring costs	(5,236,000)	-
Real estate operating expenses	(5,048,000)	(6,279,000)
Depreciation and amortization expense	(3,849,000)	(3,716,000)
General and administrative expense	(2,025,000)	(2,357,000)

Total costs and operating expenses	(51,151,000)	(48,220,000)

Income from operations	2,894,000	7,013,000

Other income (expense):
Interest expense - mortgages	(7,357,000)	(7,714,000)
Disposal of other assets	(30,000)	(51,000)
Gain on sale of real estate	-	11,100,000
Other real estate gain	-	458,000
Net loss on marketable securities	(7,035,000)	(4,353,000)
Net unrealized loss on other investments	(127,000)	(98,000)
Impairment loss on other investments	(547,000)	(400,000)
Dividend and interest income	42,000	522,000
Trading and margin interest expense	(698,000)	(1,315,000)
Other expense, net	(15,752,000)	(1,851,000)

Income (loss) before income taxes	(12,858,000)	5,162,000
Income tax benefit (expense)	4,103,000	(2,672,000)
Net (loss) income	(8,755,000)	2,490,000
Less: Net loss attributable to the noncontrolling interest	2,011,000	799,000
Net (loss) income attributable to InterGroup	$(6,744,000)	$3,289,000

Net (loss) income per share
Basic	$(3.67)	$1.04
Diluted	$(3.67)	$1.03

Net (loss) income per share attributable to InterGroup
Basic	$(2.83)	$1.38
Diluted	$(2.83)	$1.36

Weighted average number of basic and diluted common shares outstanding	2,384,906	2,385,058
Weighted average number of basic and diluted common shares outstanding	2,384,906	2,422,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the nine months ended March 31,	2016	2015
Cash flows from operating activities:
Net (loss) income	$(8,755,000)	$2,490,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,849,000	3,716,000
Loss on disposal of assets	30,000	51,000
Gain on sale of real estate	-	(11,100,000)
Net unrealized loss on marketable securities	6,001,000	3,980,000
Unrealized loss on other investments	127,000	98,000
Impairment loss on other investments	547,000	400,000
Stock compensation expense	407,000	688,000
Changes in assets and liabilities:
Investment in marketable securities	(284,000)	(1,403,000)
Other assets	4,584,000	31,000
Accounts payable and other liabilities	(1,388,000)	(2,549,000)
Due to securities broker	(302,000)	1,207,000
Obligations for securities sold	71,000	(175,000)
Deferred taxes	(4,103,000)	2,672,000
Net cash provided by operating activities	784,000	106,000

Cash flows from investing activities:
Net proceeds from sale of real estate	-	17,592,000
Investment in hotel, net	(3,496,000)	(4,081,000)
Investment in real estate, net	(2,563,000)	(485,000)
Payments for other investments	-	(150,000)
Investment in Santa Fe	(120,000)	(92,000)
Investment in Portsmouth	(113,000)	(32,000)
Net cash (used in) provided by investing activities	(6,292,000)	12,752,000

Cash flows from financing activities:
Restricted cash - withdrawal of mortgage impounds	501,000	259,000
Net change in mortgage and other notes payable	4,010,000	(7,651,000)
Redemption of noncontrolling interest	(50,000)	-
Purchase of treasury stock	(204,000)	(60,000)
Net cash provided by (used in) financing activities	4,257,000	(7,452,000)

Net (decrease) increase in cash and cash equivalents	(1,251,000)	5,406,000
Cash and cash equivalents at the beginning of the period	8,529,000	4,705,000
Cash and cash equivalents at the end of the period	$7,278,000	$10,111,000
Supplemental information:
Interest paid	$7,665,000	$8,160,000
Non-cash transaction:
Conversion of other investments to marketable securities	$13,231,000	$-

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

The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2016.

For the three and nine months ended March 31, 2016 and 2015, the Company had no components of comprehensive income.

Basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. For the three and nine months ended March 31, 2016, the Company did not have diluted earnings per share as the Company had a net loss for the respective periods.

As of March 31, 2016, the Company had the power to vote 85.6% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe’s primary business is conducted through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth controls approximately 93% of the voting interest in Justice and is the sole general partner. InterGroup also directly owns approximately 13.3% of the common stock of Portsmouth. The financial statements of Justice are consolidated with those of the Company.

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

Effective January 2014, the management agreement with Prism was amended by the Partnership. The Owner and Manager desire to amend and restate the Existing Management Agreement to change the nature of the services provided by Manager and its compensation, among other things. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and a related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause.

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

Settlement of Evon Litigation

On February 13, 2014, Evon Corporation ("Evon") filed a complaint in San Francisco Superior Court against the Company, Justice Investors (“Justice” or the “Partnership"), a subsidiary of the Company, and a limited partner and related party of Justice asserting contract and tort claims based on Justice’s withholding of $4.7 million from a payment due to Holdings to pay the transfer tax related to a redemption of partnership interests in the Partnership previously reported by the Company (the "Redemption"). On April 1, 2014, the defendants in the action removed the action to the United States District Court for the Northern District of California. Evon dismissed its complaint on April 8, 2014 and, that same day, filed a second complaint in San Francisco Superior Court substantially similar to the dismissed complaint, except for the omission of a federal cause of action. Evon alleged causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing against Justice only; breach of fiduciary duty against Portsmouth only; conversion against Justice and Portsmouth; and fraud and concealment against Justice, Portsmouth and a Justice limited partner and a related party.

On June 27, 2014, the Partnership commenced an action in San Francisco Superior Court against Evon, Justice Holdings Company, LLC, a subsidiary of the Partnership (“Holdings”), and certain partners of the Partnership who elected an alternative redemption structure in the Partnership. The action seeks a declaration of the correct interpretation of (i) the special allocations sections of the Amended and Restated Agreement of Limited Partnership of Justice, with an effective date of January 1, 2013; and (ii) whether certain partners who elected the alternative redemption structure breached the governing Limited Partnership Interest Redemption Option Agreement. The complaint states that these declarations are relevant to preparation of the Partnership’s 2013 and 2014 state and federal tax returns and the associated Forms K-1 to be issued to affected current and former partners. The Partnership filed a First Amended Complaint on October 31, 2014.  Evon filed a cross-complaint on December 9, 2014, alleging fraudulent concealment and promissory fraud against the Partnership in connection with the redemption transaction.

On May 5, 2016, Justice Investors and Portsmouth entered into a settlement agreement relating to previously reported litigation with Evon Corporation and certain other parties.  Under the settlement agreement, Justice Investors, a subsidiary of Portsmouth, will pay Evon Corporation $5,575,000 no later than January 10, 2017. This amount was recorded as restructuring cost during the quarter ended March 31, 2016.  As of May 13, 2016, payments totaling approximately $2,600,000 were made related to this settlement.

Settlement of CCSF Litigation

During the quarter, the Company settled a legal matter that resulted in a benefit of approximately $389,000, this amount was recorded as a reduction of Hotel restructuring costs.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require the Company to adopt these provisions in the first quarter of fiscal 2018. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. The Company has not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

In January 2016, the FASB issued an update (ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities). The amendments in this update impact public business entities as follows: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. 3) Eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. 4) Require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 5) Require an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. 6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. 7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact on its consolidated financial statements.

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

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2016	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	26,778,000	(22,728,000)	4,050,000
Building and improvements	64,358,000	(26,268,000)	38,090,000
	$93,874,000	$(48,996,000)	$44,878,000

		Accumulated	Net Book
June 30, 2015	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	25,958,000	(21,603,000)	4,355,000
Building and improvements	62,031,000	(25,284,000)	36,747,000
	$90,727,000	$(46,887,000)	$43,840,000

NOTE 3 – INVESTMENT IN REAL ESTATE

Investment in real estate consisted of the following:

As of	March 31, 2016	June 30, 2015
Land	$24,828,000	$23,453,000
Buildings, improvements and equipment	66,016,000	64,828,000
Accumulated depreciation	(34,061,000)	(32,513,000)
Investment in real estate, net	$56,783,000	$55,768,000

In July 2015, the Company purchased a residential house in Los Angeles, California as a strategic asset for $1,975,000 in cash.

In April 2016, the Company entered into an interest rate swap agreement on its $923,000 mortgage note payable on its commercial property located in Los Angeles, California in order to settle the rate as of March 31, 2016 of 5.43% into a fixed rate of 3.99%.  The swap agreement matures in January 2021. A swap is a contractual agreement to exchange interest rate payments.

NOTE 4 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At March 31, 2016 and June 30, 2015, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of March 31, 2016
Corporate
Equities	$21,365,000	$816,000	$(8,818,000)	$(8,002,000)	$13,363,000

As of June 30, 2015
Corporate
Equities	$7,845,000	$1,136,000	$(3,154,000)	$(2,018,000)	$5,827,000

As of March 31, 2016 and June 30, 2015, the Company had unrealized losses of $3,525,000 and $3,062,000, respectively, related to securities held for over one year.

As of March 31, 2016, approximately 75% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the respective periods:

For the three months ended March 31,	2016	2015
Realized loss on marketable securities	$(577,000)	$(445,000)
Unrealized loss on marketable securities	(482,000)	(874,000)

Net loss on marketable securities	$(1,059,000)	$(1,319,000)

For the nine months ended March 31,	2016	2015
Realized loss on marketable securities	$(1,034,000)	$(373,000)
Unrealized loss on marketable securities	(6,001,000)	(3,980,000)

Net loss on marketable securities	$(7,035,000)	$(4,353,000)

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

Other investments, net consist of the following:

Type	March 31, 2016	June 30, 2015
Preferred stock - Comstock, at cost	$-	$13,231,000
Private equity hedge fund, at cost	916,000	1,250,000
Other preferred stock, at cost	239,000	497,000
Warrants - at fair value	-	104,000
	$1,155,000	$15,082,000

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

The assets measured at fair value on a recurring basis are as follows:

As of March 31, 2016
Assets:	Level 1	Level 3	Total
Investment in marketable securities:
Basic materials	$10,018,000	$-	$10,018,000
Other	3,345,000	-	3,345,000
	13,363,000	-	13,363,000

As of June 30, 2015
Assets:	Level 1	Level 3	Total
Other investments - warrants	$-	$104,000	$104,000
Investment in marketable securities:
Basic materials	2,761,000	-	2,761,000
Other	3,066,000	-	3,066,000
	5,827,000	-	5,827,000
	$5,827,000	$104,000	$5,931,000

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

			Net loss for the nine months
Assets	Level 3	March 31, 2016	ended March 31, 2016

Other non-marketable investments	$1,155,000	$1,155,000	$(547,000)

			Net loss for the nine months
Assets	Level 3	June 30, 2015	ended March 31, 2015

Other non-marketable investments	$14,978,000	$14,978,000	$(400,000)

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

During the three months ended March 31, 2016 and 2015, the Company recorded stock option compensation cost of $77,000 and $136,000, respectively, related to stock options that were previously issued. During the nine months ended March 31, 2016 and 2015, the Company recorded stock option compensation cost of $319,000 and $600,000, respectively, related to stock options that were previously issued. As of March 31, 2016, there was a total of $431,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 2.75 years.

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

The following table summarizes the stock options activity from July 1, 2014 through March 31, 2016:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	July 1, 2014	367,000	$16.85	7.71 years	$953,000
Granted		-	-
Exercised		(2,400)	18.00
Forfeited		(5,000)	24.92
Exchanged		(9,600)	18.00
Oustanding at	June 30, 2015	350,000	$16.70	6.95 years	$939,000
Exercisable at	June 30, 2015	126,639	$12.06	6.46 years	$939,000
Vested and Expected to vest at	June 30, 2015	350,000	$16.70	6.95 years	$939,000

Oustanding at	July 1, 2015	350,000	$16.70	6.95 years	$939,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Oustanding at	March 31, 2016	350,000	$16.70	6.19 years	$2,928,000
Exercisable at	March 31, 2016	236,000	$15.54	5.58 years	$2,247,000
Vested and Expected to vest at	March 31, 2016	350,000	$16.70	6.19 years	$2,928,000

On July 1 of every year, as part of the Stock Compensation Plan for Non-employee Directors, each non-employee director received an automatic grant of a number of shares of Company’s Common Stock equal in value to $22,000 ($88,000 total recorded as stock compensation expense for the nine months ended March 31, 2016 and 2015) based on 100% of the fair market value of the Company’s stock on the day of grant. The four non-employee directors of the Company received a total grant of 4,520 and 4,608 shares of common stock on July 1, 2015.

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

Information below represents reported segments for the three and nine months ended March 31, 2016 and 2015. Operating income (loss) from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income (loss) for investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense.

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2016	Operations	Operations	Transactions	Other	Total
Revenues	$14,481,000	$3,585,000	$-	$-	$18,066,000
Segment operating expenses	(17,067,000)	(1,597,000)	-	(631,000)	(19,295,000)
Segment income (loss) from operations	(2,586,000)	1,988,000	-	(631,000)	(1,229,000)
Interest expense - mortgage	(1,793,000)	(639,000)	-	-	(2,432,000)
Depreciation and amortization expense	(780,000)	(548,000)	-	-	(1,328,000)
Loss from investments	-	-	(1,532,000)	-	(1,532,000)
Income tax benefit	-	-	-	2,183,000	2,183,000
Net income (loss)	$(5,159,000)	$801,000	$(1,532,000)	$1,552,000	$(4,338,000)
Total assets	$50,600,000	$56,783,000	$14,518,000	$15,071,000	$136,972,000

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2015	Operations	Operations	Transactions	Other	Total
Revenues	$13,983,000	$4,149,000	$-	$-	$18,132,000
Segment operating expenses	(11,997,000)	(1,947,000)	-	(616,000)	(14,560,000)
Segment income (loss) from operations	1,986,000	2,202,000	-	(616,000)	3,572,000
Interest expense - mortgage	(1,785,000)	(754,000)	-	-	(2,539,000)
Gain on sale of real estate	-	9,358,000	-	-	9,358,000
Depreciation and amortization expense	(744,000)	(514,000)	-	-	(1,258,000)
Loss from investments	-	-	(2,201,000)	-	(2,201,000)
Income tax expense	-	-	-	(2,930,000)	(2,930,000)
Net income (loss)	$(543,000)	$10,292,000	$(2,201,000)	$(3,546,000)	$4,002,000
Total assets	$49,819,000	$56,123,000	$24,332,000	$14,630,000	$144,904,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2016	Operations	Operations	Transactions	Other	Total
Revenues	$43,332,000	$10,713,000	$-	$-	$54,045,000
Segment operating expenses	(40,229,000)	(5,048,000)	-	(2,025,000)	(47,302,000)
Segment income (loss) from operations	3,103,000	5,665,000	-	(2,025,000)	6,743,000
Interest expense - mortgage	(5,420,000)	(1,937,000)	-	-	(7,357,000)
Loss on disposal of assets	(30,000)	-	-	-	(30,000)
Depreciation and amortization expense	(2,301,000)	(1,548,000)	-	-	(3,849,000)
Loss from investments	-	-	(8,365,000)	-	(8,365,000)
Income tax benefit	-	-	-	4,103,000	4,103,000
Net income (loss)	$(4,648,000)	$2,180,000	$(8,365,000)	$2,078,000	$(8,755,000)
Total assets	$50,600,000	$56,783,000	$14,518,000	$15,071,000	$136,972,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2015	Operations	Operations	Transactions	Other	Total
Revenues	$42,857,000	$12,376,000	$-	$-	$55,233,000
Segment operating expenses	(35,868,000)	(6,279,000)	-	(2,357,000)	(44,504,000)
Segment income (loss) from operations	6,989,000	6,097,000	-	(2,357,000)	10,729,000
Interest expense - mortgage	(5,450,000)	(2,264,000)	-	-	(7,714,000)
Loss on disposal of assets	(51,000)	-	-	-	(51,000)
Gain on sale of real estate	-	11,100,000	-	-	11,100,000
Other real estate income	-	458,000	-	-	458,000
Depreciation and amortization expense	(2,149,000)	(1,567,000)	-	-	(3,716,000)
Loss from investments	-	-	(5,644,000)	-	(5,644,000)
Income tax expense	-	-	-	(2,672,000)	(2,672,000)
Net income (loss)	$(661,000)	$13,824,000	$(5,644,000)	$(5,029,000)	$2,490,000
Total assets	$49,819,000	$56,123,000	$24,332,000	$14,630,000	$144,904,000

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

During the three months ended March 31, 2016 and 2015, the Company received management fees from Justice Investors totaling $141,000 and $138,000, respectively. During the nine months ended March 31, 2016 and 2015, the Company received management fees from Justice Investors totaling $441,000 and $419,000, respectively. These fees are eliminated in consolidation.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership (which took place during fiscal year ended June 30, 2014), Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of March 31, 2016, $400,000 of these fees remains outstanding.

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

RESULTS OF OPERATIONS

As of March 31, 2016, the Company owned approximately 81.7% of the common shares of its subsidiary, Santa Fe and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 13.3% of the common shares of Portsmouth. The Company's principal sources of revenue continue to be derived from the general and limited partnership interests of its subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. Justice owns a 543 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

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

Justice also has a Management Agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership owner. Effective January 2014, the management agreement with Prism was amended by the Partnership. Effective December 1, 2013, GMP Management, Inc., a company owned by a Justice limited partner and a related party, also provides management services for the Partnership pursuant to a Management Services Agreement, which is for a term of 3 years, but which can be terminated earlier by the Partnership for cause.

The parking garage that is part of the Hotel property is managed by Ace Parking pursuant to a contract with the Partnership. Portsmouth also receives management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees are eliminated in consolidation.

On May 5, 2016, Justice Investors and Portsmouth entered into a settlement agreement relating to previously reported litigation with Evon Corporation and certain other parties.  Under the settlement agreement, Justice Investors, a subsidiary of Portsmouth, will pay Evon Corporation $5,575,000 no later than January 10, 2017. This amount was recorded as restructuring cost during the quarter ended March 31, 2016.  As of May 13, 2016, payments totaling approximately $2,600,000 were made related to this settlement.

During the quarter, the Company settled a legal matter that resulted in a benefit of approximately $389,000, this amount was recorded as a reduction of Hotel restructuring costs.

Please see NOTE 1 of the condensed consolidated financial statements for further details on the two legal settlements.

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. Properties include sixteen apartment complexes, one commercial real estate property, and three single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has an investment in unimproved real property. As of September 2015, all of the Company’s properties are managed in-house.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The Company had a net loss of $4,338,000 for the three months ended March 31, 2016 compared to net income of $4,002,000 for the three months ended March 31, 2015. The difference is primarily attributable to the Hotel related restructuring costs incurred during the quarter partially offset by the improvement in the Hotel operations in the same period and the gain on the sale of real estate of $9,358,000 earned during the three months ended March 31, 2015. During the three months ended March 31, 2016, Hotel operations improved from the prior comparable period and the Company also had lower losses related to investing activities. These improvements were partially offset by the decrease in real estate revenue and income as the result of the sale the property located in Austin, Texas in March 2015.

The Company had a net loss from hotel operations of $5,159,000 for the three months ended March 31, 2016, compared to a net loss of $543,000 for the three months ended March 31, 2015 primarily as the result of Hotel restructuring costs of $5,236,000 related to the two legal settlements noted above. Hotel revenues increased during the current quarter while operating expenses remained relatively consistent.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2016 and 2015.

For the three months ended March 31,	2016	2015
Hotel revenues:
Hotel rooms	$11,764,000	$10,824,000
Food and beverage	1,739,000	2,164,000
Garage	666,000	699,000
Other operating departments	312,000	296,000
Total hotel revenues	14,481,000	13,983,000
Operating expenses excluding restructuring costs, depreciation and amortization	(11,831,000)	(11,997,000)
Hotel restructuring costs	(5,236,000)	-
Operating (loss) income before interest, depreciation and amortization	(2,586,000)	1,986,000
Interest expense - mortgage	(1,793,000)	(1,785,000)
Depreciation and amortization expense	(780,000)	(744,000)

Net loss from Hotel operations	$(5,159,000)	$(543,000)

For the three months ended March 31, 2016, the Hotel incurred an operating loss of $2,586,000 before interest, depreciation and amortization on total operating revenues of $14,481,000 compared to operating income of $1,986,000 before interest, depreciation and amortization on total operating revenues of $13,983,000 for the three months ended March 31, 2015.  Room revenues increased by $940,000 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily as the result of the increase in the transient room rate and the new contract with Virgin Atlantic Airlines.  Food and beverage revenue decreased by $425,000 as the result of the Superbowl week and catering and banquet services from groups not materializing as anticipated.

Total operating expenses decreased by $166,000 this quarter as compared to the previous comparable quarter primarily due to a decrease in franchise fees. Franchise fees decreased as the result of the new Hilton franchise agreement.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended March 31, 2016 and 2015.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2016	$265	90%	$238
2015	$242	91%	$221

The Hotel’s revenues increased by 3.6% this quarter as compared to the previous comparable quarter. Average daily rate increased by $23 and RevPAR increased by $17 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty program.  In order to make a large impact on guest experience, the hotel will continue training team members on Hilton brand standards and guest satisfaction, hiring and retaining talents in key operations, and enhancing the arrival experience. In addition, the Hotel replaced the carpet flooring in the lobby and the fourth floor with oak wood, creating an open and welcoming environment; modernized the furniture in the lobby, the porte cochere, and the second floor; and replaced the third floor carpets and doors. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicure and pedicure which has been doing well. The fitness center has been expanded with state of the art equipment.

In order to further enhance the guest experience, the Hotel plans to renovate the fourth floor meeting rooms to make a state of the art meeting space and, concurrently, to renovate the fourth floor bathrooms. The Hotel will remodel guest room bathrooms with modern shower amenities and update desk tables and the night stands with granite tops for a sleek and modern look.  The Hotel is also looking into converting the carpet in the rooms to hardwood floors.  Finally, the Hotel, in conjunction with the Chinese Cultural Center, is developing a landscape area on the Pedestrian Bridge that connects the Hotel to Portsmouth Square. We continue to take steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important new business opportunities.

Real estate revenues for the three months ended March 31, 2016 decreased to $3,585,000 from $4,149,000 for the three months ended March 31, 2015 primarily as the result of the sale of the 249 unit apartment located in Austin, Texas in March 2015. Real estate operating expenses also decreased to $1,597,000 from $1,947,000 primarily as the result of the sale of the property. In August 2015, the Company terminated its third party property management agreement for the management of the Company’s properties located in California and began to manage the properties in-house. As of September 2015, all of the Company’s properties are being managed in house. Management believes this will result in a decrease operating expenses and greater operating efficiencies. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

The Company had a net loss on marketable securities of $1,059,000 for the three months ended March 31, 2016 compared to a net loss on marketable securities of $1,319,000 for the three months ended March 31, 2015. Approximately $797,000 of the $1,059,000 net loss is related to the Company’s investment in the common stock of Comstock Mining, Inc. Such investments represent approximately 75% of the Company’s portfolio as of March 31, 2016. For the three months ended March 31, 2016, the Company had a net realized loss of $577,000 and a net unrealized loss of $482,000. For the three months ended March 31, 2015, the Company had a net realized loss of $445,000 and a net unrealized loss of $874,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the three months ended March 31, 2016 and 2015, the Company performed an impairment analysis of its other investments and determined that its investments had an other than temporary impairment and recorded an impairment loss of $260,000 in the current quarter as compared to an impairment loss of $400,000 in the prior year comparable quarter.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit(expense) during the three months ended March 31, 2016 and 2015 represents primarily the income tax effect of the pre-tax (loss)income at InterGroup and Portsmouth’s pretax loss which includes its share in net income(loss) of the Hotel.

Nine months Ended March 31, 2016 Compared to the Nine months Ended March 31, 2015

The Company had a net loss of $8,755,000 for the nine months ended March 31, 2016 compared to a net income of $2,490,000 for the nine months ended March 31, 2015. The difference is primarily attributable to the Hotel related restructuring costs incurred during the current period partially offset by the improvement in the Hotel operations in the same period and the gain on the sale of real estate of $11,100,000 earned during the nine months ended March 31, 2015 which also resulted in lower real estate revenues and income during the current period. During the nine months ended March 31, 2016, the Company also had higher losses related to its investing activities primarily as the result of the decline in the Company’s investment in Comstock Mining, Inc.

The Company had a net loss from hotel operations of $4,648,000 for the nine months ended March 31, 2016 compared to a net loss of $661,000 for the nine months ended March 31, 2015 primarily as the result of Hotel restructuring costs of $5,236,000 related to the two legal settlements noted above. Hotel revenues increased during the nine months ended March 31, 2016 while operating expenses also decreased during the same period.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2016 and 2015.

For the nine months ended March 31,	2016	2015
Hotel revenues:
Hotel rooms	$35,167,000	$34,084,000
Food and beverage	5,247,000	5,810,000
Garage	2,025,000	2,117,000
Other operating departments	893,000	846,000
Total hotel revenues	43,332,000	42,857,000
Operating expenses excluding restructuring costs, depreciation and amortization	(34,993,000)	(35,868,000)
Hotel restructuring costs	(5,236,000)	-
Operating income before loss on disposal of assets, interest and depreciation and amortization	3,103,000	6,989,000
Loss on disposal of assets	(30,000)	(51,000)
Interest expense - mortgage	(5,420,000)	(5,450,000)
Depreciation and amortization expense	(2,301,000)	(2,149,000)

Net loss from Hotel operations	$(4,648,000)	$(661,000)

For the nine months ended March 31, 2016, the Hotel generated operating income of $3,103,000 before the loss on disposal of assets and interest and depreciation and amortization on total operating revenues of $43,332,000 compared to operating income of $6,989,000 before the loss on disposal of assets and interest and depreciation and amortization on total operating revenues of $42,857,000 for the nine months ended March 31, 2015.  Room revenues increased by $1,083,000 for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 primarily as the result of the increase in the transient room rate and the new contract with Virgin Atlantic Airlines. Food and beverage revenue decreased by $563,000 as the result of the Superbowl week and catering and banquet services from groups not materializing as anticipated.

Operating expenses decreased by $875,000 compared to the prior comparable period primarily due to reduced royalty fees per the new Hilton franchise agreement and decrease in legal expenses as the result of the current litigation.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the nine months ended March 31, 2016 and 2015.

Nine months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2016	$258	91%	$235
2015	$248	92%	$229

The Hotel’s revenues increased by 1.1% for the nine months ended March 31, 2016 compared to the same period ended March 31, 2015. Average daily rate increased by $10 and RevPAR increased by $6 for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015.  The increases were offset by the decrease in the average occupancy by 1%.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition by building the most sustainable guest loyalty program.  In order to make a large impact on guest experience, the hotel will continue training team members on Hilton brand standards and guest satisfaction, hiring and retaining talents in key operations and enhancing the arrival experience. In addition, the Hotel replaced the carpet flooring in the lobby and the fourth floor with oak wood, creating an open and welcoming environment; modernized the furniture in the lobby, the porte cochere, and the second floor; and replaced the third floor carpets and doors. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicure and pedicure which has been doing well. The fitness center has been expanded with state of the art equipment.

In order to further enhance the guest experience, the Hotel plans to renovate the fourth floor meeting rooms to make a state of the art meeting space and, concurrently, to renovate the fourth floor bathrooms. The hotel will remodel guest room bathrooms with modern shower amenities and update desk tables and the night stands with granite tops for a sleek and modern look.  The Hotel is also looking into converting the carpet in the rooms to hardwood floors. Finally, the Hotel, in conjunction with the Chinese Cultural Center, is developing a landscape area on the Pedestrian Bridge that connects the Hotel to Portsmouth Square. We continue to take steps that further develop our ties with the local Chinese community and the city of San Francisco, representing good corporate citizenship and promoting important new business opportunities.

Real estate revenues for the nine months ended March 31, 2016 decreased to $10,713,000 from $12,376,000 for the nine months ended March 31, 2015 primarily as the result of the sale of the 249 unit apartment located in Austin, Texas in March 2015. Real estate operating expenses also decreased to $5,048,000 from $6,279,000 primarily as the result of the sale of the property. In August 2015, the Company terminated its third party property management agreement for the management of the Company’s properties located in California and began to manage the properties in-house. In July 2014, the Company also terminated its third party property management for the management of the Company’s properties located outside of California and began to manage them in-house. As of September 2015, all of the Company’s properties are being managed in house. Management believes this will result in a decrease operating expenses and greater operating efficiencies. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

In July 2015, the Company purchased a single family house located in Los Angeles, California for $1,975,000 as a strategic investment.

The Company had a net loss on marketable securities of $7,035,000 for the nine months ended March 31, 2016 compared to a net loss on marketable securities of $4,353,000 for the nine months ended March 31, 2015. Approximately $5,167,000 of the $7,035,000 net loss is related to the Company’s investment in the common stock of Comstock Mining, Inc. Such investments represent approximately 75% of the Company’s portfolio as of March 31, 2016. For the nine months ended March 31, 2016, the Company had a net realized loss of $1,034,000 and a net unrealized loss of $6,001,000. For the nine months ended March 31, 2015, the Company had a net realized loss of $373,000 and a net unrealized loss of $3,980,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the nine months ended March 31, 2016 and 2015, the Company performed an impairment analysis of its other investments and determined that its investments had an other than temporary impairment and recorded impairment losses of $547,000 in the current period as compared to $400,000 in the prior year comparable period.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit(expense) during the nine months ended March 31, 2016 and 2015 represents primarily the income tax effect of the pre-tax (loss)income at InterGroup and Portsmouth’s pretax income(loss) which includes its share in net income(loss) of the Hotel.

MARKETABLE SECURITIES

As of March 31, 2016 and June 30, 2015, the Company had investments in marketable equity securities of $13,363,000 and $5,827,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

As of March 31, 2016		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$10,018,000	75.0%
Other	3,345,000	25.0%
	$13,363,000	100.0%

As of June 30, 2015		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,761,000	47.4%
Other	3,066,000	52.6%
	$5,827,000	100.0%

The Company’s investment in marketable securities portfolio consists primarily of (75%) of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group. The significant increase in the Company’s investment in Comstock was due to the conversion of the $13,231,000 (13,231 preferred shares) held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE) 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) to common stock on August 27, 2015. The A-1 Preferred was previously included in other investments prior to its conversion.

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

For the three months ended March 31,	2016	2015
Net loss on marketable securities	$(1,059,000)	$(1,319,000)
Net unrealized loss on other investments	-	(72,000)
Impairment loss on other investments	(260,000)	(400,000)
Dividend and interest income	23,000	5,000
Margin interest expense	(101,000)	(153,000)
Trading and management expenses	(135,000)	(262,000)
	$(1,532,000)	$(2,201,000)

For the nine months ended March 31,	2016	2015
Net loss on marketable securities	$(7,035,000)	$(4,353,000)
Net unrealized loss on other investments	(127,000)	(98,000)
Impairment loss on other investments	(547,000)	(400,000)
Dividend and interest income	42,000	522,000
Margin interest expense	(308,000)	(449,000)
Trading and management expenses	(390,000)	(866,000)
	$(8,365,000)	$(5,644,000)

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

On May 5, 2016, Justice Investors and Portsmouth entered into a settlement agreement relating to previously reported litigation with Evon Corporation and certain other parties.  Under the settlement agreement, Justice Investors, a subsidiary of Portsmouth, will pay Evon Corporation $5,575,000 no later than January 10, 2017. This amount was recorded as restructuring cost during the quarter ended March 31, 2016.  As of May 13, 2016, payments totaling approximately $2,600,000 were made related to this settlement.

During the quarter, the Company settled a legal matter that resulted in a benefit of approximately $389,000, this amount was recorded as a reduction of Hotel restructuring costs.

Please see NOTE 1 of the condensed consolidated financial statements for further details on the two legal settlements.

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

Despite an uncertain economy, the Hotel has continued to generate strong revenue growth. While the debt service requirements related the new loans and the legal settlement may create some additional risk for the Company and its ability to generate cash flows in the future, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership’s current and future obligations and financial requirements.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2016, the Company’s material financial obligations which also including interest payments.

		3 Months	Year	Year	Year	Year
	Total	2016	2017	2018	2019	2020	Thereafter
Mortgage and subordinated notes payable	$182,186,000	$364,000	$2,165,000	$2,953,000	$3,094,000	$3,242,000	$170,368,000
Other notes payable	9,962,000	2,873,000	3,402,000	363,000	317,000	317,000	2,690,000
Interest	61,464,000	2,506,000	10,030,000	9,240,000	8,594,000	7,995,000	23,099,000
Total	$253,612,000	$5,743,000	$15,597,000	$12,556,000	$12,005,000	$11,554,000	$196,157,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the nine months ended March 31, 2016. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 for a summary of the critical accounting policies.

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

The following table reflects purchases of InterGroup’s common stock made by The InterGroup Corporation, for its own account, during the third quarter of its fiscal year ending June 30, 2016.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares Purchased	of shares that May
Fiscal	Number of	Average	as Part of Publicly	Yet be Purchased
2016	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Month #1
(January 1- January 31)	-	-	-	90,906

Month #2
(February 1- February 29)	1,017	$25.45	1,017	89,889

Month #3
(March 1- March 31)	946	$24.99	946	88,943

TOTAL:	1,963	$25.23	1,963	88,943

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

THE INTERGROUP CORPORATION
(Registrant)

Date:	May 13, 2016	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	May 13, 2016	by	/s/ David T. Nguyen
David T. Nguyen, Treasurer
and Controller

- 27 -