Form 10-Q
period 2016-09-30
INTERGROUP CORP
filed 2016-11-04
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of October 21, 2016 was 2,381,726.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED  CONSOLIDATED BALANCE SHEETS

As of	September 30, 2016	June 30, 2016
	(Unaudited)
ASSETS
Investment in Hotel, net	$44,338,000	$44,821,000
Investment in real estate, net	56,285,000	56,356,000
Investment in marketable securities	19,310,000	14,282,000
Other investments, net	1,009,000	1,029,000
Cash and cash equivalents	4,057,000	5,404,000
Restricted cash - mortgage impounds	3,968,000	3,221,000
Other assets, net	5,683,000	6,172,000
Deferred income taxes	2,933,000	3,985,000

Total assets	$137,583,000	$135,270,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$3,714,000	$3,717,000
Accounts payable and other liabilities - Hotel	12,597,000	14,783,000
Due to securities broker	3,037,000	1,493,000
Obligations for securities sold	1,107,000	163,000
Other notes payable	6,476,000	6,996,000
Mortgage notes payable - Hotel, net	116,188,000	116,160,000
Mortgage notes payable - real estate	66,044,000	65,205,000
Total liabilities	209,163,000	208,517,000

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $.01 par value, 100,000 shares
authorized; none issued]	-	-
Common stock, $.01 par value, 4,000,000 shares authorized;
3,395,616 issued; 2,381,726 outstanding	33,000	33,000
Additional paid-in capital	10,435,000	10,363,000
Accumulated deficit	(42,454,000)	(43,645,000)
Treasury stock, at cost, 1,013,890 shares	(12,082,000)	(12,082,000)
Total InterGroup shareholders' deficit	(44,068,000)	(45,331,000)
Noncontrolling interest	(27,512,000)	(27,916,000)
Total shareholders' deficit	(71,580,000)	(73,247,000)

Total liabilities and shareholders' equity	$137,583,000	$135,270,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended September 30,	2016	2015
Revenues:
Hotel	$14,605,000	$15,138,000
Real estate	3,649,000	3,582,000
Total revenues	18,254,000	18,720,000
Costs and operating expenses:
Hotel operating expenses	(10,256,000)	(11,193,000)
Real estate operating expenses	(1,807,000)	(1,736,000)
Depreciation and amortization expense	(1,268,000)	(1,236,000)
General and administrative expense	(728,000)	(809,000)

Total costs and operating expenses	(14,059,000)	(14,974,000)

Income from operations	4,195,000	3,746,000

Other income (expense):
Interest expense - mortgages	(2,462,000)	(2,464,000)
Net loss on disposal of assets	-	(30,000)
Net gain on marketable securities	1,154,000	380,000
Net unrealized loss on other investments	-	(74,000)
Impairment loss on other investments	(20,000)	-
Dividend and interest income	42,000	13,000
Trading and margin interest expense	(262,000)	(240,000)
Other expense, net	(1,548,000)	(2,415,000)

Income before income taxes	2,647,000	1,331,000
Income tax expense	(1,052,000)	(618,000)
Net income	1,595,000	713,000
Less: Net income attributable to the noncontrolling interest	(404,000)	(244,000)
Net income attributable to InterGroup	$1,191,000	$469,000

Net income per share
Basic	$0.67	$0.30
Diluted	$0.65	$0.29

Net income per share attributable to InterGroup
Basic	$0.50	$0.20
Diluted	$0.48	$0.19

Weighted average number of basic common shares outstanding	2,381,726	2,387,296
Weighted average number of diluted common shares outstanding	2,469,295	2,485,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the three months ended September 30,	2016	2015
Cash flows from operating activities:
Net income	$1,595,000	$713,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,268,000	1,236,000
Net loss on disposal of assets	-	30,000
Net unrealized gain on marketable securities	(735,000)	(440,000)
Unrealized loss on other investments	-	74,000
Impairment loss on other investments	20,000	-
Stock compensation expense	72,000	211,000
Changes in assets and liabilities:
Investment in marketable securities	(4,293,000)	1,764,000
Other assets	558,000	4,399,000
Accounts payable and other liabilities	(2,189,000)	(3,832,000)
Due to securities broker	1,544,000	(345,000)
Obligations for securities sold	944,000	(22,000)
Deferred taxes	1,052,000	443,000
Net cash (used in) provided by operating activities	(164,000)	4,231,000

Cash flows from investing activities:
Investment in hotel, net	(272,000)	(1,291,000)
Investment in real estate, net	(483,000)	(2,243,000)
Investment in Santa Fe	-	(120,000)
Net cash used in investing activities	(755,000)	(3,654,000)

Cash flows from financing activities:
Restricted cash - withdrawal of mortgage impounds	(747,000)	(175,000)
Net proceeds from (payments of) mortgage and other notes payable	319,000	(465,000)
Purchase of treasury stock	-	(122,000)
Net cash used in financing activities	(428,000)	(762,000)

Net decrease in cash and cash equivalents	(1,347,000)	(185,000)
Cash and cash equivalents at the beginning of the period	5,404,000	8,529,000
Cash and cash equivalents at the end of the period	$4,057,000	$8,344,000
Supplemental information:
Interest paid	$2,606,000	$2,563,000
Non-cash transaction:
Conversion of other investments to marketable securities	$-	$13,231,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by The InterGroup Corporation (“InterGroup” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of InterGroup and the notes therein included in the Company's Annual Report on Form 10-K for the year ended June 30, 2016. The June 30, 2016 Condensed Consolidated Balance Sheet was derived from the Company’s Form 10-K for the year ended June 30, 2016.

The results of operations for the three months ended September 30, 2016 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2017.

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

As of September 30, 2016, the Company had the power to vote 85.6% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe’s primary business is conducted through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). Portsmouth has a 93% limited partnership interest in Justice and is the sole general partner. InterGroup also directly owns approximately 13.3% of the common stock of Portsmouth.

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 543-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five level underground parking garage. Holdings and Mezzanine are both wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). Justice has a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned and the Company is currently interviewing several national third party hotel management companies to replace GMP.

The parking garage that is part of the Hotel property was managed by Ace Parking pursuant to a contract with the Partnership. The contract was terminated with an effective termination date of October 4, 2016. The Company began managing the parking garage in-house after the termination of Ace Parking.

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

Recently Issued Accounting Pronouncements

On June 16, 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU No. 2016-13 will be effective for us as of January 1, 2020. The Company is currently reviewing the effect of ASU No. 2016-13.

On August 26, 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic230).” This ASU is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The Company adopted ASU No. 2016-15 in the first quarter of 2017 with no material impact to our financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual and interim periods within these annual periods beginning after December 15, 2015 and early application is permitted. This standard did not have material impact on the Company’s consolidated financial statements. The Company adopted this standard during the quarter and reclassified the debt issuance costs on the June 30, 2016 consolidated balance sheet.

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2016	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	29,070,000	(23,444,000)	5,626,000
Building and improvements	62,926,000	(26,952,000)	35,974,000
	$94,734,000	$(50,396,000)	$44,338,000

		Accumulated	Net Book
June 30, 2016	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	28,857,000	(23,096,000)	5,761,000
Building and improvements	62,908,000	(26,586,000)	36,322,000
	$94,503,000	$(49,682,000)	$44,821,000

NOTE 3 – INVESTMENT IN REAL ESTATE

Investment in real estate consisted of the following:

As of	September 30, 2016	June 30, 2016
Land	$25,033,000	$25,033,000
Buildings, improvements and equipment	66,412,000	65,929,000
Accumulated depreciation	(35,160,000)	(34,606,000)
Investment in real estate, net	$56,285,000	$56,356,000

In July 2015, the Company purchased residential house in Los Angeles, California as a strategic asset for $1,975,000 in cash. In August 2016, the Company obtained a mortgage note payable on the house in the amount of $1,000,000. The note has an adjustable interest rate of 4.5% as of September 30, 2016 and requires interest only payments for the first twenty three months with a balloon payment at maturity in August 2018.

NOTE 4 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At September 30, 2016 and June 30, 2016, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of September 30, 2016
Corporate
Equities	$26,752,000	$1,500,000	$(8,942,000)	$(7,442,000)	$19,310,000

As of June 30, 2016
Corporate
Equities	$22,500,000	$1,161,000	$(9,379,000)	$(8,218,000)	$14,282,000

As of September 30, 2016 and June 30, 2016, approximately 51% and 65%, respectively, of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc.

As of September 30, 2016 and June 30, 2016, the Company had unrealized losses of $3,846,000 and $3,620,000, respectively, related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the respective periods:

For the three months ended September 30,	2016	2015
Realized income (loss) on marketable securities	$419,000	$(60,000)
Unrealized loss on marketable securities	735,000	440,000

Net gain on marketable securities	$1,154,000	$380,000

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

Other investments, net consist of the following:

Type	September 30, 2016	June 30, 2016
Private equity hedge fund, at cost	$916,000	$916,000
Other preferred stock, at cost	93,000	113,000
	$1,009,000	$1,029,000

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

The assets measured at fair value on a recurring basis are as follows:

As of September 30, 2016	Total
Assets:	Level 1
Investment in marketable securities:
Basic materials	$9,824,000
Consumer goods	2,013,000
Energy	1,601,000
Financial services	1,485,000
Corporate bonds	1,217,000
Other	3,170,000
$19,310,000

As of June 30, 2016	Total
Assets:	Level 1
Investment in marketable securities:
Basic materials	$9,273,000
Energy	1,907,000
Financial services	1,021,000
Other	2,081,000
$14,282,000

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

			Net loss for the three months
Assets	Level 3	September 30, 2016	ended September 30, 2016

Other non-marketable investments	$1,009,000	$1,009,000	$(20,000)

			Net loss for the three months
Assets	Level 3	June 30, 2016	ended September 30, 2015

Other non-marketable investments	$1,029,000	$1,029,000	$-

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

Please refer to Note 16 – Stock Based Compensation Plans in the Company's Form 10-K for the year ended June 30, 2016 for more detail information on the Company’s stock-based compensation plans.

During the three months ended September 30, 2016 and 2015, the Company recorded stock option compensation cost of $72,000 and $123,000, respectively, related to stock options that were previously issued. As of September 30, 2016, there was a total of $287,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 2.25 years.

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

The following table summarizes the stock options activity from July 1, 2015 through September 30, 2016:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	July 1, 2015	350,000	$16.70	6.95 years	$939,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Oustanding at	June 30, 2016	350,000	$16.70	5.95 years	$3,082,000
Exercisable at	June 30, 2016	236,000	$15.54	5.33 years	$2,351,000
Vested and Expected to vest at	June 30, 2016	350,000	$16.70	5.95 years	$3,082,000

Oustanding at	July 1, 2016	350,000	$16.70	5.95 years	$3,082,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Oustanding at	September 30, 2016	350,000	$16.70	5.69 years	$2,662,000
Exercisable at	September 30, 2016	236,000	$15.54	5.08 years	$2,068,000
Vested and Expected to vest at	September 30, 2016	350,000	$16.70	5.69 years	$2,662,000

NOTE 8 – SEGMENT INFORMATION

The Company operates in four reportable segments, the operation of the hotel (“Hotel Operations”), the operation of its multi-family residential properties (“Real Estate Operations”) and the investment of its cash in marketable securities and other investments (“Investment Transactions”). These four operating segments, as presented in the financial statements, reflect how management internally reviews each segment’s performance. Management also makes operational and strategic decisions based on this information.

Information below represents reported segments for the three months ended September 30, 2016 and 2015. Operating income (loss) from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income (loss) for investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax expense for the entire Company.

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2016	Operations	Operations	Transactions	Other	Total
Revenues	$14,605,000	$3,649,000	$-	$-	$18,254,000
Segment operating expenses	(10,256,000)	(1,807,000)	-	(728,000)	(12,791,000)
Segment income (loss) from operations	4,349,000	1,842,000	-	(728,000)	5,463,000
Interest expense - mortgage	(1,829,000)	(633,000)	-	-	(2,462,000)
Depreciation and amortization expense	(713,000)	(555,000)	-	-	(1,268,000)
Income from investments	-	-	914,000	-	914,000
Income tax expense	-	-	-	(1,052,000)	(1,052,000)
Net income (loss)	$1,807,000	$654,000	$914,000	$(1,780,000)	$1,595,000
Total assets	$50,985,000	$56,285,000	$20,319,000	$9,994,000	$137,583,000

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2015	Operations	Operations	Transactions	Other	Total
Revenues	$15,138,000	$3,582,000	$-	$-	$18,720,000
Segment operating expenses	(11,193,000)	(1,736,000)	-	(809,000)	(13,738,000)
Segment income (loss) from operations	3,945,000	1,846,000	-	(809,000)	4,982,000
Interest expense - mortgage	(1,814,000)	(650,000)	-	-	(2,464,000)
Loss on disposal of assets	(30,000)	-	-	-	(30,000)
Depreciation and amortization expense	(762,000)	(474,000)	-	-	(1,236,000)
Income from investments	-	-	79,000	-	79,000
Income tax expense	-	-	-	(618,000)	(618,000)
Net income (loss)	$1,339,000	$722,000	$79,000	$(1,427,000)	$713,000
Total assets	$50,525,000	$57,537,000	$19,511,000	$12,307,000	$139,880,000

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

Item 1 – LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings of types regarded as common in our business, including administrative or judicial proceedings, such as employment or labor disputes, breach of contract liability and premises liability litigation. Where appropriate, we may establish financial reserves for such proceedings. We also maintain insurance to mitigate certain of such risks.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might” and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, actual and threatened pandemics such as swine flu, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

As of September 30, 2016, the Company owned approximately 81.7% of the common shares of its subsidiary, Santa Fe and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 13.3% of the common shares of Portsmouth. The Company's principal sources of revenue continue to be derived from the general and limited partnership interests of its subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. Justice owns a 543 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel” or the “Property”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

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

Justice also has a management agreement with Prism Hospitality L.P. (“Prism”) to perform management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, began to provide management services for the Partnership pursuant to a management services agreement with a term of three years, subject to the Partnership’s right to terminate earlier, for cause. In June 2016, GMP resigned and the Company is currently interviewing several national third party hotel management companies to replace GMP.

The parking garage that is part of the Hotel property was managed by Ace Parking pursuant to a contract with the Partnership. The contract was terminated with an effective termination date of October 4, 2016. The Company began managing the parking garage in-house after the termination of Ace Parking.

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

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The Company had net income of $1,595,000 for the three months ended September 30, 2016 compared to net income of $713,000 for the three months ended September 30, 2015. The increase in net income is primarily attributable to the higher net income from the Hotel operations and the increase in the net gain on marketable securities.

Net income from Hotel operations increased to $1,807,000 for the three months ended September 30, 2016 from net income of $1,339,000 for the three months ended September 30, 2015. The increase is primarily due to the reduction of expenses as the result of the resignation of GMP management in June 2016 and the decrease in legal expenses as the result of the legal settlement that was reached in May 2016. Please see Note 17 of the Company’s June 30, 2016 Form 10-K report for further information. The decrease in operating expenses was partially offset by the decrease in total Hotel revenues.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2016 and 2015

For the three months ended September 30,	2016	2015
Hotel revenues:
Hotel rooms	$12,298,000	$12,607,000
Food and beverage	1,449,000	1,650,000
Garage	681,000	685,000
Other operating departments	177,000	196,000
Total hotel revenues	14,605,000	15,138,000
Operating expenses excluding depreciation and amortization	(10,256,000)	(11,193,000)
Operating income before loss on disposal of assets, interest, depreciation and amortization	4,349,000	3,945,000
Loss on disposal of assets	-	(30,000)
Interest expense - mortgage	(1,829,000)	(1,814,000)
Depreciation and amortization expense	(713,000)	(762,000)
Net income from Hotel operations	$1,807,000	$1,339,000

For the three months ended September 30, 2016, the Hotel had operating income of $4,349,000 before disposal of assets, interest, depreciation and amortization on total operating revenues of $14,605,000 compared to operating income of $3,945,000 before disposal of assets, interest, depreciation and amortization on total operating revenues of $15,138,000 for the three months ended September 30, 2015.  Room revenues decreased by $309,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily as the result of the decrease in group business and the decrease in the average daily rate. Food and beverage revenue decreased by $201,000 as the result of the reduction in the catering and banquet services from the decrease in the group business.

Total operating expenses decreased by $937,000 this quarter as compared to the previous comparable quarter primarily due decrease in operating expenses related to the resignation of GMP management and the reduction in legal expenses as discussed above.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended September 30, 2016 and 2015.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR

2016	$255	97%	$246
2015	$265	95%	$252

The Hotel’s revenues decreased by 3.5% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $10 and RevPAR decreased by $6 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease in the average daily rate was partially offset by an increase in occupancy to 97% from 95%.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition and is critical to the Hotel’s objective of building sustainable guest loyalty. In order to make a large impact on guest experience, the Hotel will continue training team members on Hilton brand standards and guest satisfaction, hiring and retaining talents in key operations and enhancing the arrival experience. In addition, the Hotel replaced the carpet flooring in the lobby and the fourth floor with oak wood, creating an open and welcoming environment; modernized the furniture in the lobby, the porte cochere, and the second floor; and replaced the third floor carpets and doors. The Wellness Center on the fifth floor features a new spa with two treatment rooms and a room for manicures and pedicures. During the fiscal year ended June 30, 2016, the Hotel partially remodeled 14 floors of guest rooms by updating the tables and the night stands with granite tops for a sleek and modern look. As the Hotel continues to further develop its ties with the financial district community and the City of San Francisco, the Hotel is also committed to promoting innovative business ideas and good corporate citizenship.

With the high demand in guest rooms, the Hotel can focus more attention on length and patterns of stay that benefit the Hotel. The Hotel is also focusing on high end clients with more banquet and meeting room requirements. Moving forward, the Hotel will continue to focus on cultivating international business and capturing a greater percentage of the higher rated business, leisure and group travel. The Hotel will continue to explore new and innovative ways to differentiate the Hotel from its competition, as well as focusing on returning our food and beverage operations to profitability. However, like all hotels, it will remain subject to the uncertain domestic and global economic environment and other risk factors beyond our control, such as the effect of natural disasters and adverse business conditions.

Real estate revenues for the three months ended September 30, 2016 and 2015 remained relatively consistent at $3,649,000 and $3,582,000, respectively. Real estate operating expenses also remained relatively consistent for the three months ended September 30, 2016 and 2015. All of Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

The Company had a gain on marketable securities of $1,154,000 for the three months ended September 30, 2016 compared to a net gain on marketable securities of $380,000 for the three months ended September 30, 2015. As of September 30, 2016 and 2015, approximately 51% and 91%, respectively, of the investment in marketable securities balance above is comprised of the common stock of Comstock Mining, Inc. (Comstock). As the result, the change in the market price of the common stock of Comstock will have a significant impact on the gain (loss) on marketable securities. For the three months ended September 30, 2016, the Company had a net realized gain of $419,000 and a net unrealized gain of $735,000. For the three months ended September 30, 2015, the Company had a net realized loss of $60,000 and a net unrealized gain of $440,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax expense during the three months ended September 30, 2016 and 2015 represents primarily the income tax effect of the pre-tax income at InterGroup and the pretax income of Portsmouth which includes its share in net income of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of September 30, 2016 and June 30, 2016 by selected industry groups.

		% of Total
As of September 30, 2016		Investment
Industry Group	Fair Value	Securities

Basic materials	$9,824,000	50.9%
Consumer goods	2,013,000	10.4%
Energy	1,601,000	8.3%
Financial services	1,485,000	7.7%
Corporate bonds	1,217,000	6.3%
Other	3,170,000	16.4%
	$19,310,000	100.0%

		% of Total
As of June 30, 2016		Investment
Industry Group	Fair Value	Securities

Basic materials	$9,273,000	64.9%
Energy	1,907,000	13.4%
Financial services	1,021,000	7.1%
Other	2,081,000	14.6%
	$14,282,000	100.0%

The Company’s investment in marketable securities portfolio consists primarily of (51%) of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group.

For the three months ended September 30,	2016	2015
Net gain on marketable securities	$1,154,000	$380,000
Net unrealized loss on other investments	-	(74,000)
Impairment loss on other investments	(20,000)	-
Dividend and interest income	42,000	13,000
Margin interest expense	(144,000)	(99,000)
Trading and management expenses	(118,000)	(141,000)
	$914,000	$79,000

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations, its real estate operations and from the investment of its cash in marketable securities and other investments.

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests now controls approximately 93% of the voting interest in Justice and is now its sole General Partner.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000. Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due thru January 2017. Beginning in February 2017, the loan will begin to amortize over a thirty year period thru its maturity date of January 2024. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender. The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings as described in Note 2 of the Company’s June 30, 2016 10-K Report. The loan was extended to November 30, 2016. InterGroup is currently working on amending the loan agreement to extend the loan for a longer period.

Despite an uncertain economy, the Hotel has continued to generate positive operating income growth. While the debt service requirements related the loans may create some additional risk for the Company and its ability to generate cash flows in the future, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership’s current and future obligations and financial requirements.

In July 2015, the Company purchased residential house in Los Angeles, California as a strategic asset for $1,975,000 in cash. In August 2016, the Company obtained a mortgage note payable on the house in the amount of $1,000,000. The note has an adjustable interest rate of 4.5% as of September 30, 2016 and requires interest only payments for the first twenty three months with a balloon payment at maturity in August 2018.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2016, the Company’s material financial obligations which also including interest payments.

		9 Months	Year	Year	Year	Year
	Total	2017	2018	2019	2020	2021	Thereafter
Mortgage and subordinated notes payable	$183,044,000	$1,846,000	$3,012,000	$3,153,000	$3,289,000	$3,261,000	$168,483,000
Other notes payable	6,476,000	2,835,000	317,000	317,000	317,000	317,000	2,373,000
Interest	66,089,000	7,358,000	9,671,000	9,530,000	9,383,000	8,993,000	21,154,000
Total	$255,609,000	$12,039,000	$13,000,000	$13,000,000	$12,989,000	$12,571,000	$192,010,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three months ended September 30, 2016. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 for a summary of the critical accounting policies.

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

THE INTERGROUP CORPORATION
(Registrant)

Date: November 4, 2016	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: November 4, 2016	by	/s/ David T. Nguyen
David Nguyen, Treasurer
and Controller

- 18 -