Form 10-Q
period 2017-03-31
INTERGROUP CORP
filed 2017-05-15
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes    ☒ No

The number of shares outstanding of registrant’s Common Stock, as of April 28, 2017 was 2,361,329.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

As of	March 31, 2017	June 30, 2016
ASSETS
Investment in Hotel, net	$42,815,000	$44,821,000
Investment in real estate, net	55,382,000	56,356,000
Investment in marketable securities	15,222,000	14,282,000
Other investments, net	1,224,000	1,029,000
Cash and cash equivalents	6,283,000	5,404,000
Restricted cash - mortgage impounds	4,317,000	3,221,000
Other assets, net	5,419,000	6,172,000
Deferred income taxes	3,599,000	3,985,000

Total assets	$134,261,000	$135,270,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$2,559,000	$3,717,000
Accounts payable and other liabilities - Hotel	13,393,000	14,783,000
Due to securities broker	3,295,000	1,493,000
Obligations for securities sold	1,819,000	163,000
Other notes payable	6,056,000	6,996,000
Mortgage notes payable - Hotel	116,008,000	116,160,000
Mortgage notes payable - real estate	65,278,000	65,205,000
Total liabilities	208,408,000	208,517,000

Shareholders' deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,395,616 issued; 2,363,292 and 2,381,726 outstanding	33,000	33,000
Additional paid-in capital	10,390,000	10,363,000
Accumulated deficit	(44,317,000)	(43,645,000)
Treasury stock, at cost, 1,032,324 and 1,013,890 shares	(12,534,000)	(12,082,000)
Total InterGroup shareholders' deficit	(46,428,000)	(45,331,000)
Noncontrolling interest	(27,719,000)	(27,916,000)
Total shareholders' deficit	(74,147,000)	(73,247,000)

Total liabilities and shareholders' equity	$134,261,000	$135,270,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended March 31,	2017	2016
Revenues:
Hotel	$13,495,000	$14,481,000
Real estate	3,713,000	3,585,000
Total revenues	17,208,000	18,066,000
Costs and operating expenses:
Hotel operating expenses	(10,333,000)	(11,831,000)
Hotel restructuring costs	-	(5,236,000)
Real estate operating expenses	(1,731,000)	(1,597,000)
Depreciation and amortization expenses	(1,255,000)	(1,328,000)
General and administrative expenses	(752,000)	(631,000)

Total costs and operating expenses	(14,071,000)	(20,623,000)

Income (loss) from operations	3,137,000	(2,557,000)

Other income (expense):
Interest expense - mortgages	(2,470,000)	(2,432,000)
Net loss on marketable securities	(390,000)	(1,059,000)
Impairment loss on other investments	(121,000)	(260,000)
Dividend and interest income	125,000	23,000
Trading and margin interest expense	(292,000)	(236,000)
Total other expense, net	(3,148,000)	(3,964,000)

Loss before income taxes	(11,000)	(6,521,000)
Income tax (expense) benefit	(159,000)	2,183,000
Net loss	(170,000)	(4,338,000)
Less: Net loss attributable to the noncontrolling interest	23,000	1,424,000
Net loss attributable to InterGroup	$(147,000)	$(2,914,000)

Net loss per share
Basic and diluted	$(0.07)	$(1.82)

Net loss per share attributable to InterGroup
Basic and diluted	$(0.06)	$(1.22)

Weighted average number of basic and diluted common shares outstanding	2,364,395	2,383,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the nine months ended March 31,	2017	2016
Revenues:
Hotel	$40,937,000	$43,332,000
Real estate	10,967,000	10,713,000
Total revenues	51,904,000	54,045,000
Costs and operating expenses:
Hotel operating expenses	(30,200,000)	(34,993,000)
Hotel restructuring costs	-	(5,236,000)
Real estate operating expenses	(5,292,000)	(5,048,000)
Depreciation and amortization expenses	(3,893,000)	(3,849,000)
General and administrative expenses	(2,082,000)	(2,025,000)

Total costs and operating expenses	(41,467,000)	(51,151,000)

Income from operations	10,437,000	2,894,000

Other income (expense):
Interest expense - mortgages	(7,334,000)	(7,357,000)
Net loss on disposal of assets	-	(30,000)
Net loss on marketable securities	(2,526,000)	(7,035,000)
Net unrealized loss on other investments	-	(127,000)
Impairment loss on other investments	(165,000)	(547,000)
Dividend and interest income	235,000	42,000
Trading and margin interest expense	(845,000)	(698,000)
Total other expense, net	(10,635,000)	(15,752,000)

Loss before income taxes	(198,000)	(12,858,000)
Income tax (expense) benefit	(386,000)	4,103,000
Net loss	(584,000)	(8,755,000)
Less: Net (income) loss attributable to the noncontrolling interest	(88,000)	2,011,000
Net loss attributable to InterGroup	$(672,000)	$(6,744,000)

Net loss per share
Basic and diluted	$(0.25)	$(3.67)

Net loss per share attributable to InterGroup
Basic and diluted	$(0.28)	$(2.83)

Weighted average number of basic and diluted common shares outstanding	2,363,292	2,384,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the nine months ended March 31,	2017	2016
Cash flows from operating activities:
Net loss	$(584,000)	$(8,755,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net unrealized loss on marketable securities	3,040,000	6,001,000
Deferred taxes	386,000	(4,103,000)
Depreciation	3,893,000	3,849,000
Amortization	84,000	84,000
Loss on disposal of assets	-	30,000
Unrealized loss on other investments	-	127,000
Impairment loss on other investments	165,000	547,000
Stock compensation expense	206,000	407,000
Changes in operating assets and liabilities:
Investment in marketable securities	(3,980,000)	(284,000)
Other assets	2,752,000	4,500,000
Accounts payable and other liabilities	(2,548,000)	(1,388,000)
Due to securities broker	1,802,000	(302,000)
Obligations for securities sold	1,656,000	71,000
Net cash provided by operating activities	6,872,000	784,000

Cash flows from investing activities:
Investment in hotel, net	(207,000)	(3,496,000)
Investment in real estate, net	(705,000)	(2,563,000)
Payments for other investments	(360,000)	-
Investment in Santa Fe	(34,000)	(120,000)
Investment in Portsmouth	(36,000)	(113,000)
Net cash used in investing activities	(1,342,000)	(6,292,000)

Cash flows from financing activities:
Restricted cash - (payments) withdrawal of mortgage impounds	(1,096,000)	501,000
Net (payments to) proceeds from mortgage and other notes payable	(3,103,000)	4,010,000
Redemption of noncontrolling interest	-	(50,000)
Purchase of treasury stock	(452,000)	(204,000)
Net cash (used in) provided by financing activities	(4,651,000)	4,257,000

Net increase (decrease) in cash and cash equivalents	879,000	(1,251,000)
Cash and cash equivalents at the beginning of the period	5,404,000	8,529,000
Cash and cash equivalents at the end of the period	$6,283,000	$7,278,000
Supplemental information:
Interest paid	$7,801,000	$7,665,000
Non-cash transaction:
Key money incentive fee	$2,000,000	$-
Conversion of other investments to marketable securities	$-	$13,231,000

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

The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2017.

Basic and diluted loss per share are computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options.

As of March 31, 2017, the Company had the power to vote 85.7% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe’s primary business is conducted through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). Portsmouth has a 93.1% limited partnership interest in Justice and is the sole general partner. InterGroup also directly owns approximately 13.4% of the common stock of Portsmouth.

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 543-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Holdings and Mezzanine are both wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three-year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. After a lengthy review process of several national third party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,00 is included in accounts receivable in the condensed consolidated balance sheets as of March 31, 2017.

The parking garage that is part of the Hotel property was managed by Ace Parking pursuant to a contract with the Partnership. The contract was terminated with an effective termination date of October 4, 2016. The Company began managing the parking garage in-house after the termination of Ace Parking. Effective February 3, 2017, Interstate took over the management of the parking garage along with the Hotel.

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

Obligations for Securities Sold

Obligation for securities sold represents the fair market value of shares sold with the promise to deliver that security at some future date and the fair market value of shares underlying the written call options with the obligation to deliver that security when and if the option is exercised. The obligation may be satisfied with current holdings of the same security or by subsequent purchases of that security. Unrealized gains and losses from changes in the obligation are included in the condensed consolidated statements of operations.

Income Tax

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting.  The income tax (expense) benefit during the nine months ended March 31, 2017 and 2016 represents primarily the income tax effect of the pre-tax loss at InterGroup and Portsmouth’s pretax income (loss) which includes its share in net income (loss) of the Hotel.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations, its real estate operations and from the investment of its cash in marketable securities and other investments.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan.  The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due thru January 2017.  Beginning in February 2017, the loan began to amortize over a thirty-year period thru its maturity date of January 2024.  As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender.  The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan.  The mezzanine interest only loan bears interest at 9.75% per annum and matures in January 2024.  As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender.

Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan, in order to maintain certain minimum net worth and liquidity guarantor covenant requirements that Portsmouth was unable to satisfy independently as of March 31, 2017.

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

Management believes that its cash, marketable securities, other investments, real estate operations and the cash flows generated from those assets and from the partnership management fees, will be adequate to meet the Company’s current and future obligations.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual and interim periods within these annual periods beginning after December 15, 2015 and early application is permitted. The Company adopted this standard beginning with the quarter ended December 31, 2016 and reclassified the debt issuance costs of $840,000 from Other Assets to Mortgage notes payable – Hotel, net on the June 30, 2016 condensed consolidated balance sheet.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for the Company in the first quarter of 2019, with the option to adopt it in the first quarter of 2018. We currently anticipate adopting the new standard effective July 1, 2019. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company currently anticipates adopting the standard using the modified retrospective method. While the Company is still in the process of completing the analysis on the impact this guidance will have on the consolidated financial statements and related disclosures, the Company does not expect the impact to be material.

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2017	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	27,674,000	(24,211,000)	3,463,000
Building and improvements	64,308,000	(27,694,000)	36,614,000
	$94,720,000	$(51,905,000)	$42,815,000

		Accumulated	Net Book
June 30, 2016	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	28,857,000	(23,096,000)	5,761,000
Building and improvements	62,908,000	(26,586,000)	36,322,000
	$94,503,000	$(49,682,000)	$44,821,000

NOTE 3 – INVESTMENT IN REAL ESTATE

Investment in real estate consisted of the following:

As of	March 31, 2017	June 30, 2016
Land	$25,033,000	$25,033,000
Buildings, improvements and equipment	66,634,000	65,929,000
Accumulated depreciation	(36,285,000)	(34,606,000)
Investment in real estate, net	$55,382,000	$56,356,000

In July 2015, the Company purchased residential house in Los Angeles, California as a strategic asset for $1,975,000 in cash. In August 2016, the Company obtained a mortgage note payable on the house in the amount of $1,000,000. The note has an adjustable interest rate of 4.5% as of March 31, 2017 and requires interest only payments for the first twenty three months with a balloon payment at maturity in August 2018.

NOTE 4 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

As of March 31, 2017 and June 30, 2016, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of March 31, 2017
Corporate
Equities	$26,426,000	$3,093,000	$(14,297,000)	$(11,204,000)	$15,222,000

As of June 30, 2016
Corporate
Equities	$22,500,000	$1,161,000	$(9,379,000)	$(8,218,000)	$14,282,000

As of March 31, 2017, and June 30, 2016, approximately 39% and 65%, respectively, of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc.

As of March 31, 2017, and June 30, 2016, the Company had unrealized losses of $14,073,000 and $3,620,000, respectively, related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the respective periods:

For the three months ended March 31,	2017	2016
Realized gain (loss) on marketable securities	$202,000	$(577,000)
Unrealized loss on marketable securities	(592,000)	(482,000)

Net loss on marketable securities	$(390,000)	$(1,059,000)

For the nine months ended March 31,	2017	2016
Realized gain (loss) on marketable securities	$514,000	$(1,034,000)
Unrealized loss on marketable securities	(3,040,000)	(6,001,000)

Net loss on marketable securities	$(2,526,000)	$(7,035,000)

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

Other investments, net consist of the following as of:

Type	March 31, 2017	June 30, 2016
Private equity hedge fund, at cost	$795,000	$916,000
Other investments, net	429,000	113,000
	$1,224,000	$1,029,000

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

The assets measured at fair value on a recurring basis are as follows:

As of	3/31/2017	6/30/2016
Assets:	Total - Level 1	Total - Level 1
Investment in marketable securities:
Basic materials	$6,009,000	$9,273,000
Energy	3,825,000	1,907,000
Other	5,388,000	3,102,000
	$15,222,000	$14,282,000

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

			Net loss for the nine months
Assets	Level 3	March 31, 2017	ended March 31, 2017

Other non-marketable investments	$1,224,000	$1,224,000	$(165,000)

			Net loss for the nine months
Assets	Level 3	June 30, 2016	ended March 31, 2016

Other non-marketable investments	$1,029,000	$1,029,000	$(547,000)

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

In March 2017, the Compensation Committee awarded 18,000 stock options to the Company’s Vice President of Real Estate, David C. Gonzalez, to purchase up to 18,000 shares of common stock. The exercise price of the options is $27.30 which is the fair value of the Company’s Common Stock as reported on NASDAQ on March 2, 2017. The options expire ten years from the date of grant. Pursuant to the time vesting requirements, the options vest over a period of five years, with 3,600 options vesting upon each one year anniversary of the date of grant.

For the three months ended March 31, 2017 and 2016, the Company recorded stock option compensation cost of $66,000 and $77,000, respectively, related to stock options that were previously issued. For the nine months ended March 31, 2017 and 2016, the Company recorded stock option compensation cost of $206,000 and $319,000, respectively, related to stock options that were previously issued.

As of March 31, 2017, there was a total of $366,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 3.26 years.

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

The following table summarizes the stock options activity from July 1, 2016 through March 31, 2017:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	July 1, 2015	350,000	$16.70	6.95 years	$939,000
Granted		-	-	-	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Oustanding at	June 30, 2016	350,000	$16.70	5.95 years	$3,082,000
Exercisable at	June 30, 2016	236,000	$15.54	5.33 years	$2,351,000
Vested and Expected to vest at	June 30, 2016	350,000	$16.70	5.95 years	$3,082,000

Oustanding at	July 1, 2016	350,000	$16.70	5.95 years	$3,082,000
Granted		18,000	27.30	9.92 years	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Oustanding at	March 31, 2017	368,000	$17.21	5.42 years	$2,977,000
Exercisable at	March 31, 2017	286,000	$16.19	5.47 years	$2,577,000
Vested and Expected to vest at	March 31, 2017	368,000	$17.21	5.42 years	$2,977,000

NOTE 8 – SEGMENT INFORMATION

The Company operates in three reportable segments, the operation of the hotel (“Hotel Operations”), the operation of its multi-family residential properties (“Real Estate Operations”) and the investment of its cash in marketable securities and other investments (“Investment Transactions”). These three operating segments, as presented in the condensed consolidated financial statements, reflect how management internally reviews each segment’s performance. Management also makes operational and strategic decisions based on this information.

Information below represents reported segments for the three and nine months ended March 31, 2017 and 2016. Segment income from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income (loss) for investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax expense for the entire Company.

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2017	Operations	Operations	Transactions	Corporate	Total
Revenues	$13,495,000	$3,713,000	$-	$-	$17,208,000
Segment operating expenses	(10,333,000)	(1,731,000)	-	(752,000)	(12,816,000)
Segment income (loss) from operations	3,162,000	1,982,000	-	(752,000)	4,392,000
Interest expense - mortgage	(1,850,000)	(620,000)	-	-	(2,470,000)
Depreciation and amortization expense	(690,000)	(565,000)	-	-	(1,255,000)
Loss from investments	-	-	(678,000)	-	(678,000)
Income tax expense	-	-	-	(159,000)	(159,000)
Net income (loss)	$622,000	$797,000	$(678,000)	$(911,000)	$(170,000)
Total assets	$49,462,000	$55,382,000	$16,446,000	$10,971,000	$132,261,000

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2016	Operations	Operations	Transactions	Corporate	Total
Revenues	$14,481,000	$3,585,000	$-	$-	$18,066,000
Segment operating expenses	(17,067,000)	(1,597,000)	-	(631,000)	(19,295,000)
Segment income (loss) from operations	(2,586,000)	1,988,000	-	(631,000)	(1,229,000)
Interest expense - mortgage	(1,793,000)	(639,000)	-	-	(2,432,000)
Depreciation and amortization expense	(780,000)	(548,000)	-	-	(1,328,000)
Loss from investments	-	-	(1,532,000)	-	(1,532,000)
Income tax benefit	-	-	-	2,183,000	2,183,000
Net income (loss)	$(5,159,000)	$801,000	$(1,532,000)	$1,552,000	$(4,338,000)

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2017	Operations	Operations	Transactions	Corporate	Total
Revenues	$40,937,000	$10,967,000	$-	$-	$51,904,000
Segment operating expenses	(30,200,000)	(5,292,000)	-	(2,082,000)	(37,574,000)
Segment income (loss) from operations	10,737,000	5,675,000	-	(2,082,000)	14,330,000
Interest expense - mortgage	(5,429,000)	(1,905,000)	-	-	(7,334,000)
Depreciation and amortization expense	(2,213,000)	(1,680,000)	-	-	(3,893,000)
Loss from investments	-	-	(3,301,000)	-	(3,301,000)
Income tax expense	-	-	-	(386,000)	(386,000)
Net income (loss)	$3,095,000	$2,090,000	$(3,301,000)	$(2,468,000)	$(584,000)
Total assets	$49,462,000	$55,382,000	$16,446,000	$10,971,000	$132,261,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2016	Operations	Operations	Transactions	Corporate	Total
Revenues	$43,332,000	$10,713,000	$-	$-	$54,045,000
Segment operating expenses	(40,229,000)	(5,048,000)	-	(2,025,000)	(47,302,000)
Segment income (loss) from operations	3,103,000	5,665,000	-	(2,025,000)	6,743,000
Interest expense - mortgage	(5,420,000)	(1,937,000)	-	-	(7,357,000)
Loss on disposal of assets	(30,000)	-	-	-	(30,000)
Depreciation and amortization expense	(2,301,000)	(1,548,000)	-	-	(3,849,000)
Loss from investments	-	-	(8,365,000)	-	(8,365,000)
Income tax benefit	-	-	-	4,103,000	4,103,000
Net income (loss)	$(4,648,000)	$2,180,000	$(8,365,000)	$2,078,000	$(8,755,000)

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

NOTE 10 – SUBSEQUENT EVENTS

Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan, in order to maintain certain minimum net worth and liquidity guarantor covenant requirements that Portsmouth was unable to satisfy independently as of March 31, 2017.

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

In March 2017, the Company entered into a settlement agreement with RSUI Indemnity Company ("RSUI"), the insurer for the Company's Directors and Officers Liability Policies. Under this settlement agreement, Justice received $900,000 from RSUI to resolve allegations that RSUI had committed breach of contract and bad faith in handling a claim.

On May 5, 2016, Justice Investors and Portsmouth (parent Company) entered into a settlement agreement with Evon Corporation (“Evon”) and Holdings. Under this settlement agreement, the Partnership agreed to pay Evon $5,575,000 no later than January 10, 2017. As of January 10, 2017, all conditions of the settlement agreement have been satisfied by the Company.

Item 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “will”, “would” and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, actual and threatened pandemics such as swine flu, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

As of March 31, 2017, the Company owned approximately 81.8% of the common shares of its subsidiary, Santa Fe and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 13.4% of the common shares of Portsmouth. The Company's principal sources of revenue continue to be derived from the general and limited partnership interests of its subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. Justice owns a 543 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel” or the “Property”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

The Hotel is operated by the Partnership as a full service Hilton brand hotel pursuant to a Franchise License Agreement (the “License Agreement”) with HLT Franchise Holding LLC (“Hilton”). The Partnership entered into the License Agreement on December 10, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the opening date, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the License Agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money cash incentives to be earned through 2030. The key money cash incentives were received on July 1, 2015.

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017.  Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, began to provide management services for the Partnership pursuant to a management services agreement with a term of three years, subject to the Partnership’s right to terminate earlier, for cause.  In June 2016, GMP resigned.  After a lengthy review process of several national third party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions.  The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,00 is included in accounts receivable in the condensed consolidated balance sheets as of March 31, 2017.

The parking garage that is part of the Hotel property was managed by Ace Parking pursuant to a contract with the Partnership. The contract was terminated with an effective termination date of October 4, 2016. The Company began managing the parking garage in-house after the termination of Ace Parking. Effective February 3, 2017, Interstate took over the management of the parking garage along with the Hotel.

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

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The Company had a net loss of $170,000 for the three months ended March 31, 2017 compared to net loss of $4,338,000 for the three months ended March 31, 2016. The decrease in the net loss is primarily attributable to the $5,236,000 of Hotel restructuring costs incurred during the three months ended March 31, 2016 and the decrease in Hotel operating expenses, partially offset by the decrease in Hotel revenues during the three months ended March 31, 2017. The Company also had lower investment losses during the current period.

Hotel Operations

The Company had net income from Hotel operations of $622,000 for the three months ended March 31, 2017 compared to a net loss of $5,159,000 for the three months ended March 31, 2016. The change is primarily due to the Hotel restructuring costs of $5,236,000 incurred during the three months ended March 31, 2016 related to the settlement with Evon and Holdings and the decrease in the related legal expenses during the three months ended March 31, 2017. Please see Note 17 of the Company’s June 30, 2016 10-K report for further information. Additionally, during the quarter ended March 31, 2017, Justice reached a legal settlement with RSUI, the insurer for its Directors and Officers Liability Policies and received a payment in the amount of $900,000 from RSUI which was included as a reduction in operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2017 and 2016.

For the three months ended March 31,	2017	2016
Hotel revenues:
Hotel rooms	$11,212,000	$11,764,000
Food and beverage	1,394,000	1,739,000
Garage	622,000	666,000
Other operating departments	267,000	312,000
Total hotel revenues	13,495,000	14,481,000
Operating expenses excluding depreciation and amortization	(10,333,000)	(11,831,000)
Hotel restructuring costs	-	(5,236,000)
Operating income (loss) before interest, depreciation and amortization	3,162,000	(2,586,000)
Interest expense - mortgage	(1,850,000)	(1,793,000)
Depreciation and amortization expense	(690,000)	(780,000)
Net income (loss) from Hotel operations	$622,000	$(5,159,000)

For the three months ended March 31, 2017, the Hotel had operating income of $3,162,000 before interest, depreciation and amortization on total operating revenues of $13,495,000 compared to operating loss of $2,586,000 before interest, depreciation and amortization on total operating revenues of $14,481,000 for the three months ended March 31, 2016.  Room revenues decreased by $552,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily as the result of the decrease in group business. Food and beverage revenue decreased by $345,000 as the result of the reduction in the catering and banquet services from the decrease in the group business. Total operating expenses decreased by $1,498,000 during the quarter ended March 31, 2017 as compared to the same period ended March 31, 2016 as the result of the $900,000 received from RSUI noted above and to a lesser extent, the decrease in various other Hotel operating expenses.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended March 31, 2017 and 2016.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2017	$272	85%	$229
2016	$265	90%	$238

The Hotel’s total revenues decreased by 6.8% this quarter as compared to the previous comparable quarter. Average daily rate increased by $7 and RevPAR decreased by $9 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Average occupancy was 85% and 90%, for the respective comparable periods.

Real Estate Operations

Real estate revenues for the three months ended March 31, 2017 and 2016 increased to $3,713,000 from $3,585,000, respectively, as the result of higher rental rates and lower vacancies. Real estate operating expenses also increased to $1,731,000 for the three months ended March 31, 2017 from $1,597,000 for the three months ended March 31, 2016 as the result of higher employee related costs and higher repairs and maintenance expense. All of Company’s properties are managed in-house.

Investment Transactions

The Company had a net loss on marketable securities of $390,000 for the three months ended March 31, 2017 compared to a net loss on marketable securities of $1,059,000 for the three months ended March 31, 2016. For the three months ended March 31, 2017, the Company had approximately $1,063,000 in unrealized losses related to the Company’s investment in the common stock of Comstock Mining, Inc. (Comstock). For the comparative three months ended March 31, 2016, the Company had approximately $797,000 in unrealized losses related to the Company’s investment in the common stock of Comstock. For the three months ended March 31, 2017, the Company had a net realized gain of $202,000 and a net unrealized loss of $592,000. For the three months ended March 31, 2016, the Company had a net realized loss of $577,000 and a net unrealized loss of $482,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax (expense) benefit during the three months ended March 31, 2017 and 2016 represents primarily the income tax effect of the pre-tax loss at InterGroup and the pretax income (loss) of Portsmouth which includes its share in net income (loss) of the Hotel.

Nine Months Ended March 31, 2017 Compared to the Nine Months Ended March 31, 2016

The Company had a net loss of $584,000 for the nine months ended March 31, 2017 compared to net loss of $8,755,000 for the nine months ended March 31, 2016. The decrease in the net loss is primarily attributable to the $5,236,000 of Hotel restructuring costs incurred during the three months ended March 31, 2016 and the decrease in Hotel operating expenses, partially offset by the decrease in Hotel revenues during the three months ended March 31, 2017. The Company also had significantly lower investment related losses in current period.

Hotel Operations

Net income from Hotel operations was $3,095,000 for the nine months ended March 31, 2017 compared to net loss of $4,648,000 for the nine months ended March 31, 2016. The change is due to the $5,236,000 of Hotel restructuring costs incurred during the nine months ended March 31, 2016 and the decrease in Hotel operating expenses, partially offset by the decrease in Hotel revenues.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2017 and 2016.

For the nine months ended March 31,	2017	2016
Hotel revenues:
Hotel rooms	$34,007,000	$35,167,000
Food and beverage	4,349,000	5,247,000
Garage	1,946,000	2,025,000
Other operating departments	635,000	893,000
Total hotel revenues	40,937,000	43,332,000
Operating expenses excluding depreciation and amortization	(30,200,000)	(34,993,000)
Hotel restructuring costs	-	(5,236,000)
Operating income before loss on disposal of assets, interest, depreciation and amortization	10,737,000	3,103,000
Loss on disposal of assets	-	(30,000)
Interest expense - mortgage	(5,429,000)	(5,420,000)
Depreciation and amortization expense	(2,213,000)	(2,301,000)
Net income (loss) from Hotel operations	$3,095,000	$(4,648,000)

For the nine months ended March 31, 2017, the Hotel had operating income of $10,737,000 before loss on disposal of assets, interest, depreciation and amortization on total operating revenues of $40,937,000 compared to operating income of $3,103,000 before loss on disposal of assets, interest, depreciation and amortization on total operating revenues of $43,332,000 for the nine months ended March 31, 2016.  Room revenues decreased by $1,160,000 for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 primarily as the result of the decrease in group business and the decrease in the average daily rate. Food and beverage revenue decreased by $898,000 as the result of the reduction in the catering and banquet services from the decrease in the group business.

Total operating expenses decreased by $4,793,000 for the nine months ended March 31, 2017 as compared to the comparable nine months ended March 31, 2016 primarily due to the decrease in operating expenses related to the decrease in legal expenses as the result of the settlement with Evon and Holdings, the resignation of GMP management and management efforts to reduce operating expenses in all areas.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the nine months ended March 31, 2017 and 2016.

Nine months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2017	$254	90%	$228
2016	$258	91%	$235

The Hotel’s total revenues decreased by 5.5% for the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016. Average daily rate decreased by $4 and RevPAR decreased by $7 for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. Average occupancy decreased by 1% during the nine months ended March 31, 2017 versus the comparable period.

Real Estate Operations

Real estate revenues for the nine months ended March 31, 2017 and 2016 increased to $10,967,000 from $10,713,000, respectively, as the result of higher rental rates and lower vacancies. Real estate operating expenses also increased to $5,292,000 for the nine months ended March 31, 2017 from $5,048,000 for the three months ended March 31, 2016 as the result of higher employee related costs and higher repairs and maintenance expense. All of Company’s properties are managed in-house.

Investment Transactions

The Company had a net loss on marketable securities of $2,526,000 for the nine months ended March 31, 2017 compared to a net loss on marketable securities of $7,035,000 for the nine months ended March 31, 2016. For the nine months ended March 31, 2017, the Company had a net loss of approximately $3,454,000 related to the Company’s investment in the common stock of Comstock. For the comparative nine months ended March 31, 2016, the Company had a net loss of approximately $5,167,000 related to the Company’s investment in Comstock. For the nine months ended March 31, 2017, the Company had a net realized gain of $514,000 and a net unrealized loss of $3,040,000. For the nine months ended March 31, 2016, the Company had a net realized loss of $1,034,000 and a net unrealized loss of $6,001,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the nine months ended March 31, 2017 and 2016, the Company performed an impairment analysis of its other investments and determined that its investments had an other than temporary impairment and recorded impairment losses of $165,000 and $547,000 in the respective periods.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax (expense) benefit during the nine months ended March 31, 2017 and 2016 represents primarily the income tax effect of the pre-tax loss at InterGroup and Portsmouth’s pretax income (loss) which includes its share in net income (loss) of the Hotel.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations, its real estate operations and from the investment of its cash in marketable securities and other investments.

On December 18, 2013, the Partnership completed an Offer to Redeem any and all limited partnership interests not held by Portsmouth. As a result, Portsmouth, which prior to the Offer to Redeem owned 50% of the then outstanding limited partnership interests now controls approximately 93.1% of the voting interest in Justice and is now its sole General Partner.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due thru January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period thru its maturity date of January 2024. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender.

Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan, in order to maintain certain minimum net worth and liquidity guarantor covenant requirements that Portsmouth was unable to satisfy independently as of March 31, 2017.

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

In July 2015, the Company purchased residential house in Los Angeles, California as a strategic asset for $1,975,000 in cash. In August 2016, the Company obtained a mortgage note payable on the house in the amount of $1,000,000. The note has an adjustable interest rate of 4.5% as of March 31, 2017 and requires interest only payments for the first twenty three months with a balloon payment at maturity in August 2018.

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

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of March 31, 2017 and June 30, 2016 by selected industry groups.

As of	3/31/2017
		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$6,009,000	39.5%
Energy	3,825,000	25.1%
Technology	2,464,000	16.2%
Other	2,924,000	19.2%
	$15,222,000	100.0%

As of	6/30/2016
		% of Total
		Investment
Industry Group	Fair Value	Securities

Basic materials	$9,273,000	64.9%
Energy	1,907,000	13.4%
Financial services	1,021,000	7.1%
Other	2,081,000	14.6%
	$14,282,000	100.0%

The Company’s investment in marketable securities portfolio consists primarily of (39%) of the common stock of Comstock Mining, Inc. which is included in the basic materials industry group.

For the three months ended March 31,	2017	2016
Net loss on marketable securities	$(390,000)	$(1,059,000)
Impairment loss on other investments	(121,000)	(260,000)
Dividend and interest income	125,000	23,000
Margin interest expense	(164,000)	(101,000)
Trading and management expenses	(128,000)	(135,000)
	$(678,000)	$(1,532,000)

For the nine months ended March 31,	2017	2016
Net loss on marketable securities	$(2,526,000)	$(7,035,000)
Net unrealized loss on other investments	-	(127,000)
Impairment loss on other investments	(165,000)	(547,000)
Dividend and interest income	235,000	42,000
Margin interest expense	(467,000)	(308,000)
Trading and management expenses	(378,000)	(390,000)
	$(3,301,000)	$(8,365,000)

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2017, the Company’s material financial obligations which also including interest payments.

		3 Months	Year	Year	Year	Year
	Total	2017	2018	2019	2020	2021	Thereafter
Mortgage and subordinated notes payable	$182,042,000	$730,000	$3,005,000	$3,148,000	$3,282,000	$3,254,000	$168,623,000
Other notes payable	4,056,000	334,000	317,000	317,000	317,000	317,000	2,454,000
Interest	61,478,000	2,697,000	9,678,000	9,537,000	9,391,000	9,000,000	21,175,000
Total	$247,576,000	$3,761,000	$13,000,000	$13,002,000	$12,990,000	$12,571,000	$192,252,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the nine months ended March 31, 2017. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 for a summary of the critical accounting policies.

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

The following table reflects purchases of InterGroup’s common stock made by The InterGroup Corporation, for its own account, during the third quarter of its fiscal year ending June 30, 2017.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares Purchased	of shares that May
Fiscal	Number of	Average	as Part of Publicly	Yet be Purchased
2017	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Month #1
(January 1- January 31)	600	$26.98	600	73,743

Month #2
(February 1- February 28)	-	-	-	73,743

Month #3
(March 1- March 31)	3,234	$25.83	3,234	70,509

TOTAL:	3,834	$26.01	3,834	70,509

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

THE INTERGROUP CORPORATION
(Registrant)

Date:	May 15, 2017	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	May 15, 2017	by	/s/ David Nguyen
David Nguyen, Treasurer
and Controller

- 23 -