Form 10-K
period 2017-06-30
INTERGROUP CORP
filed 2017-10-13
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_________

Commission File Number 1-10324

THE INTERGROUP CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	13-3293645
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1100 Glendon Avenue, Suite PH-1, Los Angeles, California 90024

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

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes ☒ No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the closing price on September 30, 2017 was $20,717,000.

The number of shares outstanding of registrant’s Common Stock, as of September 30, 2017 was 2,359,724.

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

As of June 30, 2017, the Company owned approximately 81.9% of the common shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). Santa Fe’s revenue is primarily generated through its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 13.4% of Portsmouth. Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth has a 93% limited partnership interest in Justice and is the sole general partner. The financial statements of Justice are consolidated with those of the Company. See Note 2 to the consolidated financial statements.

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 543-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Holdings and Mezzanine are both wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three-year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. After a lengthy review process of several national third-party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,000 is included in the restricted cash and related party and other notes payable balances in the consolidated balance sheets as of June 30, 2017.

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include fifteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has an investment in unimproved real property. As of June 30, 2017, all of the Company’s operating real estate properties are managed in-house.

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

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

The Partnership entered into a Franchise License Agreement (the “License Agreement”) with the HLT Existing Franchise Holding LLC (Hilton) on November 24, 2004. The term of the License Agreement was for an initial period of fifteen years commencing on the date the Hotel began operating as a Hilton hotel, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, Operating and Hilton entered into an amended franchise agreement that, among other things, extended the License Agreement through 2030, and also provided the Partnership with certain key money cash incentives to be earned through 2030.

HOTEL MANAGEMENT COMPANY AGREEMENT

On February 2, 2007, the Partnership entered into a management agreement with Prism to manage and operate the Hotel as its agent. The original management agreement was effective for a term of ten years, but was amended in January 2014. Effective January 2014, the required base management fees were amended to a fixed rate of $20,000 per month. Under the amended management agreement, Prism could also earn an incentive fee of $11,000 for each month that the revenues per room of the Hotel exceeded the average revenues per room of a defined set of competing hotels. Base management fees and incentives paid to Prism during the years ended June 30, 2017 and 2016 were $120,000 and $251,000, respectively.

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

During the year ended June 30, 2016, GMP was paid $1,637,000 for the salaries, benefits, and local payroll taxes for GMP employees and various other reimbursable expenses. Also included in the $1,637,000 is the $200,000 fee paid to GMP for the completion of the reorganization of the Partnership and the related financing transactions.

Total GMP base management fees and reimbursed GMP employee costs expensed during the year ended June 30, 2016 were $1,219,000 and are included in the consolidated statements of operations. GMP resigned in June 2016 and there were no fees paid to GMP during fiscal year ended June 30, 2017.

After a lengthy review process of several national third-party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement with Interstate Management Company, LLC to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions.

GARAGE OPERATIONS

On October 31, 2010, the Partnership and Ace Parking entered into an amendment of their original parking agreement to extend the term for a period of sixty-two (62) months, commencing on November 1, 2010 and terminating on December 31, 2015, subject to either party’s right to terminate the agreement without cause on ninety (90) days’ written notice. The monthly management fee of $2,000 and the accounting fee of $250 remained the same, but the amendment modified how the “Excess Profit Fee” (as described below) to be paid to Ace Parking would be calculated. The parking agreement with Ace Parking was terminated with an effective termination date of October 4, 2016. The Company began managing the parking garage in-house after the termination of Ace Parking. As part of the Hotel management agreement, Interstate, through the Partnership’s wholly-owned subsidiary, Kearny Street Parking LLC, began managing the parking garage in-house effective February 3, 2017.

The amendment noted above provided that, if net operating income (“NOI”) from the garage operations exceeded $1,800,000 but was less than $2,000,000, then Ace Parking would be entitled to a fee (the “Excess Profit Fee”) of one percent (1%) of the total annual NOI. If the annual NOI was $2,000,000 or higher, Ace Parking would be entitled to an Excess Profit Fee equal to two percent (2%) of the total annual NOI. The garage’s NOI did not exceed the annual NOI of $1,800,000 for the years ended June 30, 2017 or 2016. Base management and incentive fees to Ace Parking amounted to $39,000 and $24,000 for the years ended June 30, 2017 and 2016, respectively.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Partnership entered into an amended lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third-floor space of the Hotel commonly known as the Chinese Culture Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease that began in 1967.

The amended lease, among other things, requires the Partnership to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. The term of the amended lease expires on October 17, 2023, with an automatic extension for another 10-year term if the property continues to be operated as a hotel.

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

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel and real estate operations, the Company also invests from time to time in income producing instruments, corporate debt and equity securities, publicly traded investment funds, mortgage backed securities, securities issued by REIT’s and other companies which invest primarily in real estate.

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

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2017, the Company had other investments of $1,211,000.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2017, the Company had obligations for securities sold (equities short) of $3,710,000.

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

Competition

The hotel industry is highly competitive. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual market in which properties are located. The San Francisco market is a very competitive market with a high supply of guest rooms and meeting space in the area. During fiscal 2017, we began the work with Hilton approved providers to overhaul all technical aspects of the Hotel whereby when completed, we expect to have an edge over our competitors by implementing advanced state of the art systems which we anticipate a complete implementation during fiscal 2018. Specifically, the complete overhaul of the infrastructure of the Internet in both the guest rooms and meeting space will position the hotel above any of our competitors in this market or any other. This investment will allow the hotel to go to market with specific measurable statistics that will help win the much coveted technology company meetings. Our short-term plans also include the relocation of the restaurant and bar to the front of the Hotel which would provide visibility from Kearny and Washington Streets and therefore, attract additional traffic as well as put us in line with our two closest competitors that have street view outlets. In fiscal 2016, the Hotel replaced the carpet flooring in the lobby and the fourth floor with oak wood, creating an open and welcoming environment that completely transformed the sense of arrival for guests. The Hotel also modernized the furniture in the lobby, the porte cochere, and the second floor; and replaced the third-floor carpets and doors. The fitness center was expanded to twice the size to eliminate one of our top guest complaints while upgrading the space with state of the art equipment.

The Hotel’s highest priority is guest satisfaction. Enhancing the guest experience differentiates the Hotel from its competition and is critical to the Hotel’s objective of building sustainable guest loyalty. In addition to the recent completion of “The Cloud” (a technology lounge), three new premium executive meeting rooms and the Karaoke lounge, the Hotel has enhanced the arrival experience of the guests by renovating and upgrading the entrance and the lobby. Meeting planner scores reflect the increased focus on taking care of guests increasing in our scores 6.2 points year over year in likelihood to return to property.

The Hotel is focusing on high-end clients with more banquets and meeting room requirements. Moving forward, the Hotel will continue to focus on cultivating international business, especially from China, and capturing a greater percentage of the higher rated business, leisure and group travel. We believe that our Hotel’s location in the San Francisco Financial District lends itself to greater opportunities than our competitors when it comes to developing relationships with the financial district entities and will focus on establishing a greater client base. The Hotel will also continue in our efforts to expand guest rooms and facilities and explore new and innovative ways to differentiate the Hotel from its competition, as well as focusing on enhancing the Hotel’s technology infrastructure. The hotel will capitalize on the increased hotel occupancy, rates and overall hotel property value upon completion of the Moscone Center expansion and improvement project which is scheduled to be completed in December of 2018. However, like all hotels, the Hotel will remain subject to the uncertain domestic and global economic environment and other risk factors beyond our control, such as the effect of natural disasters and economic uncertainties. The Hotel is also subject to certain operating risks common to all of the hotel industry, which could adversely impact performance. These risks include:

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

EMPLOYEES

As of June 30, 2017, the Company had a total of 11 full-time employees in its corporate office. Effective August 2014, the Company entered into a client service agreement with ADP, a professional employer organization serving as an off-site, full service human resource department for its corporate office. ADP personnel management services are delivered by entering into a co-employment relationship with the Company’s employees. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Employees of Justice and management of the Hotel are not unionized and the Company believes that their relationships with the Hotel are satisfactory and consistent with the market in San Francisco.

Effective February 3, 2017, the Partnership had no employees. On February 3, 2017, Interstate assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel. As of June 30, 2017, approximately 83% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which the Partnership was a party. During the year ended June 30, 2014, the Partnership renewed the CBAs for the Local 2 (Hotel and Restaurant Employees), Local 856 (International Brotherhood of Teamsters), and Local 39 (stationary engineers). The present CBAs expire in July 2018 and labor union negotiations are scheduled to commence during the 4th calendar quarter of 2017.

Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Partnership. The Partnership expects and anticipates that the terms of conditions of CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of each CBA, and incorporates these principles into its operating and budgetary practices.

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

Due to a number of factors affecting consumers, outlook for the lodging industry remain uncertain. These factors have resulted at times in the past and could continue to result in the future in fewer customers visiting, or customers spending less, in San Francisco, as compared to prior periods. Leisure traveling and other leisure activities represent discretionary expenditures and participation in such activities tends to decline during economic downturns, during which consumers generally have less disposable income. As a result, in those times customer demand for the luxury amenities and leisure activities that we offer may decline. Furthermore, during periods of economic contraction, revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.

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

Risk of declining market values on marketable securities.

The Company invests from time to time in marketable securities. As a result, the Company is exposed to market volatility in connection with these investments. The Company's financial position and financial performance could be adversely affected by worsening market conditions or sluggish performance of such investments.

Litigation and legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

We are a party, from time to time, to various litigation claims and legal proceedings, government and regulatory inquiries and/or proceedings, including, but not limited to, intellectual property, premises liability and breach of contract claims. Material legal proceedings are described more fully in Note 17, Commitments and Contingencies, to our consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.

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

The hotel is managed by Interstate. Their ability to manage the Company’s business and operate successfully and competitively is dependent, in part, upon the efforts and continued service of their managers. The departure of key personnel of current or future management companies could have an adverse effect on our business and our ability to operate successfully and competitively, and it could be difficult to find replacements for these key personnel, as competition for such personnel is intense.

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

The Partnership expects to expend at least 4% of gross annual Hotel revenues each year for capital improvements.  In the opinion of management, the Hotel is adequately covered by insurance.

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

The Mortgage Loan is secured by the Partnership’s principal asset, the Hotel. The Mortgage Loan bears an interest rate of 5.275% per annum and matures in January 2024. The term of the loan is ten years with interest only due in the first three years and principal and interest payments to be made during the remaining seven years of the loan based on a thirty-year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of Mortgage Lender.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2017, InterGroup is in compliance with both requirements.

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

On July 2, 2014, the Partnership obtained from Intergroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of two years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 2. The loan was extended to December 31, 2017.

In March 2017, Portsmouth obtained from InterGroup an unsecured loan in the principal amount of $2,700,000 at 5% per year fixed interest, with a term of one-year, payable interest only each month. In April 2017, the balance of the loan was repaid along with all accrued interest.

In April 2017, Portsmouth obtained from InterGroup an unsecured short-term loan in the principal amount of $1,000,000 at 5% per year fixed interest, with a term of five months and maturing September 6, 2017. Accrued interest and monthly principal installments in the amount of $200,000 are due and payable commencing on May 1, 2017 and continuing on the first day of each calendar month thereafter, until five months after the date of the loan at which time any unpaid balance of principal and interest on the note is due and payable. The loan was extended to September 15, 2017 and paid off on September 13, 2017.

RENTAL PROPERTIES

As June 30, 2017, the Company's investment in real estate consisted of twenty properties located throughout the United States, with a concentration in Texas and Southern California. These properties include fifteen apartment complexes, three single-family houses as strategic investments and one commercial real estate property. All properties are operating properties. In addition to the properties, the Company owns approximately 2 acres of unimproved land in Maui, Hawaii.

MANAGEMENT OF RENTAL PROPERTIES

As of June 30, 2017, all of the Company’s operating real estate properties are managed in-house.

The Company may engage third party management companies as agents to manage certain of Company’s residential rental properties.

Description of Properties

Las Colinas, Texas. The Las Colinas property is a water front apartment community along Beaver Creek that was developed in 1993 with 358 units on approximately 15.6 acres of land. The Company acquired the complex on April 30, 2004 for approximately $27,145,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. Real estate property taxes for the year ended June 30, 2017 were approximately $817,000. The outstanding mortgage balance was approximately $17,818,000 at June 30, 2017 and the maturity date of the mortgage is December 1, 2022.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2017 were approximately $231,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $9,387,000 at June 30, 2017 and the maturity date of the mortgage is July 31, 2022. In June 2014, the Company obtained a second mortgage on this property in the amount of $2,701,000. The term of the loan is approximately 8 years with the interest rate fixed at 4.51%. The outstanding mortgage balance was approximately $2,611,000 at June 30, 2017. The loan matures in August 2022.

St. Louis, Missouri. The St. Louis property is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2017, real estate property taxes were approximately $157,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,611,000 at June 30, 2017 and the maturity date of the mortgage is May 31, 2023.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2017, real estate property taxes were approximately $46,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In March 2015, the Company refinanced the $3,636,000 mortgage note payable for a new mortgage in the amount of $3,492,000. The Company paid down approximately $210,000 of the old mortgage as part of the refinancing. The new mortgage has a fixed interest rate of 3.87% for ten years and matures in April 2025. The outstanding mortgage balance was approximately $3,357,000 at June 30, 2017.

Los Angeles, California. The Company owns one commercial property, twelve apartment complexes, and three single-family houses in the general area of West Los Angeles.

The first Los Angeles commercial property is a 5,500 square foot, two story building that served as the Company's corporate offices until it was leased out, effective October 1, 2009 and the Company leased a new space for its corporate office. The Company acquired the building on March 4, 1999 for $1,876,000. The property taxes for the year ended June 30, 2017 were approximately $30,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In April 2016, the Company refinanced the $1,007,000 mortgage note payable for a new mortgage in the amount of $921,000. The new mortgage has a fixed interest rate swap with the floating rate loan. By combing both rates rate through maturity of the credit facility (1.49% swap + 2.50% credit spread), the all-in fixed rate is 3.99%. The outstanding mortgage balance was approximately $878,000 at June 30, 2017 and the note matures in January 2021.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30, 2017, real estate property taxes were approximately $21,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2016, the Company refinanced the $2,095,000 mortgage note payable for a new mortgage in the amount of $2,300,000. The interest fixed interest rate is 3.59%. The outstanding mortgage balance was approximately $2,261,000 at June 30, 2017 and the maturity date of the mortgage is January 1, 2022.

The second Los Angeles apartment complex is a 29,000 square foot three-story apartment with 27 units. This complex is held by Intergroup Woodland Village, Inc. ("Woodland Village"), which is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000. For the year ended June 30, 2017, real estate property taxes were approximately $63,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,909,000 at June 30, 2017 and the maturity date of the mortgage is December 1, 2020.

The third Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2017, real estate property taxes were approximately $35,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,697,000 at June 30, 2017 and the maturity date of the mortgage is March 1, 2021.

The fourth Los Angeles apartment complex is a 10,500 square foot apartment with 9 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2017, real estate property taxes were approximately $27,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,156,000 at June 30, 2017 and the maturity date of the mortgage is March 1, 2021.

The fifth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2017, real estate property taxes were approximately $110,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,165,000 at June 30, 2017 and the maturity date of the mortgage is December 1, 2020.

The sixth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2017, real estate property taxes were approximately $70,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $6,041,000 at June 30, 2017 and the maturity date of the mortgage is September 1, 2022.

The seventh Los Angeles apartment complex is a 3,000 square foot apartment with 4 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2017, real estate property taxes were approximately $17,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $360,000 at June 30, 2017 and the maturity date of the mortgage is September 1, 2042.

The eighth Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2017, real estate property taxes were approximately $16,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $610,000 at June 30, 2017 and the maturity date of the mortgage is September 1, 2042.

The ninth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2017, real estate property taxes were approximately $21,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $890,000 at June 30, 2017 and the maturity date of the mortgage is September 1, 2042.

The tenth Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2017, real estate property taxes were approximately $19,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In July 2013, the Company refinanced its $466,000 adjustable rate mortgage note payable on this property for a new 30-year mortgage in the amount of $500,000. The interest rate on the new loan is fixed at 3.75% per annum for the first five years and variable for the remaining of the term. The note matures in July 2043. The outstanding mortgage balance was approximately $461,000 at June 30, 2017.

The eleventh Los Angeles apartment complex, which is owned 100% by the Company’s subsidiary Santa Fe, is a 4,200 square foot two-story apartment with 2 units. Santa Fe acquired the property on February 1, 2002 at an initial cost of approximately $785,000. For the year ended June 30, 2017, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method based upon an estimated useful Life of 40 years. The outstanding mortgage balance was approximately $364,000 at June 30, 2017 and the maturity date of the mortgage is September 1, 2042.

The twelfth apartment which is located in Marina del Rey, California, is a 6,316 square foot two-story apartment with 9 units. The Company acquired the property on April 29, 2011 at an initial cost of approximately $4,000,000. For the year ended June 30, 2017, real estate property taxes were approximately $53,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. The outstanding mortgage balance was approximately $1,356,000 at June 30, 2017 and the maturity date of the mortgage is May 1, 2021.

The first Los Angeles single-family house is a 2,771 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. For the year ended June 30, 2017, real estate property taxes were approximately $10,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $392,000 at June 30, 2017 and the maturity date of the mortgage is September 1, 2042.

The second Los Angeles single-family house is a 2,201 square foot home. The Company acquired the property on August 22, 2003 at an initial cost of approximately $700,000. For the year ended June 30, 2017, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $418,000 at June 30, 2017 and the maturity date of the mortgage is September 1, 2042.

In July 2015, the Company purchased a residential house in Los Angeles, California as a strategic asset for $1,975,000 in cash. In August 2016, the Company obtained a $1,000,000 mortgage note payable and received net proceeds of $983,000. The interest on note is 4.50% with interest only payments for twenty three months. The loan matures in August of 2018. For the year ended June 30, 2017, real estate property taxes were approximately $47,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.

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

ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) and the physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for each of the Company's operating properties for fiscal year ended June 30, 2017 are provided below.

	Economic	Physical
Property	Occupancy	Occupancy
1. Las Colinas,TX	96%	96%
2. Morris County, NJ	98%	98%
3. St. Louis, MO	100%	93%
4. Florence, KY	100%	97%
5. Los Angeles, CA (1)	84%	100%
6. Los Angeles, CA (2)	82%	54%
7. Los Angeles, CA (3)	100%	99%
8. Los Angeles, CA (4)	96%	99%
9. Los Angeles, CA (5)	81%	92%
10. Los Angeles, CA (6)	97%	97%
11. Los Angeles, CA (7)	100%	97%
12. Los Angeles, CA (8)	100%	89%
13. Los Angeles, CA (9)	98%	95%
14. Los Angeles, CA (10)	100%	99%
15. Los Angeles, CA (11)	100%	91%
16. Los Angeles, CA (12)	92%	98%
17. Los Angeles, CA (13)	*	*

*Property is currently listed for rent and was vacant during fiscal 2017.

The Company’s Los Angeles, California properties are subject to various rent control laws, ordinances and regulations which impact the Company’s ability to adjust and achieve higher rental rates.

Item 3. Legal Proceedings.

In 2014, Evon Corporation ("Evon") filed a complaint in San Francisco Superior Court against the Partnership, Portsmouth, and a limited partner and related party asserting contract and tort claims based on Justice’s withholding of $4.7 million to pay the transfer tax described in Note 1. Evon’s complaint asserted various tort and contract claims against Justice and Portsmouth; and also, a tort against a Justice limited partner and related party. In July 2014, Justice paid to Holdings $4.7 million, the amount Evon claims was incorrectly withheld.  In June 2014, the Partnership sued Evon and related defendants, seeking a judicial declaration as to certain issues arising out of the partnership redemption documents. Evon filed a cross-complaint in December 2014, alleging torts against the Partnership in connection with the redemption transaction.  On May 5, 2016, Justice Investors and Portsmouth (parent Company) settled these actions via a global agreement. The Partnership agreed to pay Evon $5,575,000. As of January 10, 2017, the Company has satisfied all conditions of the settlement agreement.

In 2013, the City and County of San Francisco ("CCSF") Office of the Assessor Recorder claimed that Justice owed $2.1 million for Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeded Justice’s estimate of the taxes owed, and Justice disputed the claim. The Company paid the full amount in March 2014 as part of the appeals process and reflected the amount on the balance sheet in “Other assets, net” as it was under protest as of June 30, 2015.  On December 18, 2013, a Documentary Transfer Tax of approximately $4.7 million was paid under protest to CCSF. CCSF had required payment as a condition of recording the transfer of the Hotel, which was necessary to effect the Loan Agreements.  The Partnership then filed a lawsuit challenging the transfer tax in San Francisco County Superior Court. During the year ended June 30, 2016, the Partnership settled the two CCSF lawsuits, receiving $1.45 million, apportioned half and half to each matter, resulting in approximately $390,000 in excess of net assets recorded. This amount was recorded as a reduction of Hotel restructuring costs.

In March 2017, the Company settled its lawsuit against RSUI Indemnity Company ("RSUI"), the insurer for the Company's Directors and Officers Liability Policies. Justice received $900,000 from RSUI, resolving allegations that RSUI had improperly handled a claim.

On April 21, 2014, the Partnership commenced arbitration against Glaser Weil Fink Howard Avchen & Shapiro, LLP, Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (“Respondents”) in connection with the redemption transaction. The arbitration alleges legal malpractice and also seeks declaratory relief regarding provisions of the redemption option agreement. The arbitration proceedings are active; discovery is proceeding. The hearing is set for April 2018 before JAMS in Los Angeles. No prediction can be given as to the outcome of this matter.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

The Company's Common Stock is listed and trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market, LLC under the symbol: “INTG”. The following table sets forth the high and low sales prices for the Company’s common stock for each quarter of the last two fiscal years ended June 30, 2017 and 2016 as reported by NASDAQ.

Fiscal 2017	High	Low

First Quarter (7/ 1 to 9/30)	$25.15	$24.15
Second Quarter (10/1 to 12/31)	$27.21	$22.32
Third Quarter (1/1 to 3/31)	$29.77	$25.20
Fourth Quarter (4/1 to 6/30)	$28.50	$25.00

Fiscal 2016	High	Low

First Quarter (7/ 1 to 9/30)	$36.79	$20.20
Second Quarter (10/1 to 12/31)	$29.37	$24.46
Third Quarter (1/1 to 3/31)	$27.25	$24.82
Fourth Quarter (4/1 to 6/30)	$30.22	$25.00

As of June 30, 2017, the approximate number of holders of record of the Company’s Common Stock was 253. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in names of various brokers, clearing agencies or other nominees.

DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

This information appears in Part III, Item 12 of this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reflects purchases of InterGroup’s common stock made by The InterGroup Corporation, for its own account, during the fourth quarter of its fiscal year ending June 30, 2017.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares Purchased	of shares that May
Fiscal	Number of	Average	as Part of Publicly	Yet be Purchased
2017	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Month #1 (April 1- April 30)	-	-	-	70,509

Month #2 (May 1- May 31)	-	-	-	70,509

Month #3 (June 1- June 30)	3,568	$25.87	3,568	66,941

TOTAL:	3,568	$25.87	3,568	66,941

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

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

As of June 30, 2017, the Company owned approximately 81.9% of the common shares of its subsidiary, Santa Fe and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 13.4% of the common shares of Portsmouth. The Company's principal sources of revenue continue to be derived from the general and limited partnership interests of its subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. Justice owns a 543 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel” or the “Property”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

The Hotel is operated by the Partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement (the “License Agreement”) with HLT Franchise Holding LLC (“Hilton”). The Partnership entered into the License Agreement on December 10, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the opening date, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the License Agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money cash incentives to be earned through 2030. The key money cash incentives were received on July 1, 2015.

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017.  Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, began to provide management services for the Partnership pursuant to a management services agreement with a term of three years, subject to the Partnership’s right to terminate earlier, for cause.  In June 2016, GMP resigned.  After a lengthy review process of several national third-party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017.   The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions.  The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement.

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

Fiscal Year Ended June 30, 2017 Compared to Fiscal Year Ended June 30, 2016

The Company had a net loss of $1,676,000 for the year ended June 30, 2017 compared to a net loss of $9,267,000 for the year ended June 30, 2016. The change is primarily the result of the significant reduction legal settlement costs at the Hotel and reduced Hotel operating expenses and the lower loss on marketable securities.

Hotel Operations

The Company had net income from Hotel operations of $3,494,000 for the year ended June 30, 2017 compared to net loss of $4,430,000 for the year ended June 30, 2016. The change to net income from a net loss from Hotel operations as noted above was primarily attributable to the absence of legal settlement costs of $5,396,000 for the year ended June 30, 2017 and the reduction of Hotel operating expenses of $6,529,000, partially offset by the decrease in Hotel revenues of $4,232,000.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2017 and 2016.

For the year ended June 30,	2017	2016
Hotel revenues:
Hotel rooms	$45,012,000	$47,208,000
Food and beverage	5,934,000	7,533,000
Garage	2,695,000	2,706,000
Other operating departments	693,000	1,119,000
Total hotel revenues	54,334,000	58,566,000
Operating expenses, excluding non-recurring charges, depreciation and amortization	(40,717,000)	(47,246,000)
Operating income before non-recurring charges, interest and depreciation and amortization	13,617,000	11,320,000
Legal settlement costs	-	(5,396,000)
Income before loss on disposal of assets , interest and depreciation and amortization	13,617,000	5,924,000
Loss on disposal of assets	-	(30,000)
Interest expense - mortgage	(7,066,000)	(7,271,000)
Depreciation and amortization expense	(3,057,000)	(3,053,000)

Net income (loss) from Hotel operations	$3,494,000	$(4,430,000)

For the year ended June 30, 2017, the Hotel generated operating income of $13,617,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $54,334,000 compared to operating income of $11,320,000 before non-recurring charges and interest and depreciation and amortization on total operating revenues of $58,566,000 for the year ended June 30, 2016.  Room revenues decreased by $2,196,000 for the year ended June 30, 2017 compared to the year ended June 30, 2016 primarily as a result of decline in group revenue.  Food and beverage revenue decreased by $1,599,000 for the year ended June 30, 2017 compared to the year ended June 30, 2016 due to lack of revenue contribution from groups while garage revenue remained relatively consistent, year over year.

Operating expenses decreased by $6,529,000 for the year ended June 30, 2017 to $40,717,000 compared to the year ended June 30, 2016 of $47,246,000 primarily as a result of reduced legal expense, general and administrative expense and management fees.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the year ended June 30, 2017 and 2016.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2017	$250	91%	$227
2016	$257	92%	$237

Due to the expansion and improvement project at the Moscone Center, which is the largest convention and exhibition complex in San Francisco, the San Francisco market has seen a steep decline in group business for the year ended June 30, 2017. The expansion and improvement project is scheduled to be completed by December 2018. We expect to receive a special benefit of increased hotel occupancy, rates and overall hotel property value upon project completion. For the year ended June 30, 2017, the group business that the Hotel had captured was at a lower rate than last year due to larger hotels needing to fill rooms thus driving the group ADR down. The Hotel’s average daily rate decreased by $7, compared to the year ended June 30, 2016, while occupancy decreased by 1%. As a result, the Hotel’s RevPar was $10 lower than the prior year.

Our highest priority is guest satisfaction. We believe that enhancing the guest experience differentiates the Hotel from our competition and is critical to the Hotel’s objective of building sustainable guest loyalty. In order to make a large impact on guest experience, the Hotel will continue training team members on Hilton brand standards and guest satisfaction, hiring and retaining talents in key operations, and enhancing the arrival experience. As previously discussed, GMP Management resigned in June 2016 and the Hotel is being managed by Interstate since February 2017. We believe that enhancing the Hotel’s technology is critical and to that end, are currently working with all Hilton approved vendors to upgrade all technical aspects of the Hotel and the implementation of state-of-the-art systems that will set us apart from our competitors. We have made ten additional rooms available by eliminating the Justice’s offices from the Hotel and relocating the accounting department to administrative space and eliminated the unprofitable Wellness Center that was added by previous management. We anticipate that the additional ten rooms will be placed into service within the fiscal year ending June 30, 2018. We are also in the planning stages of reconfiguring our lobby, restaurant and bar space to bring the restaurant and bar to the front of the property where it will have street visibility and be more accessible. Additionally, the fitness center which is occupying the equivalent of five rooms and the executive lounge which is occupying the equivalent of four rooms, will be relocated to a different area within the hotel. The nine equivalent rooms will be placed back into service. Part of this renovation will be funded by the Hotel’s FF&E reserve account with our lender as well as the $2,000,000 key money incentive provided by Interstate.

Real Estate Operations

Revenue from real estate operations increased to $14,671,000 for the year ended June 30, 2017 from $14,332,000 for the year ended June 30, 2016 primarily as the result of increased rental rates. Real estate operating expenses increased to $7,166,000 from $6,790,000 as the result of higher repairs and maintenance expenses. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $3,496,000 for the year ended June 30, 2017 compared to a net loss on marketable securities of $7,189,000 for the year ended June 30, 2016. For the year ended June 30, 2017, the Company had an unrealized loss of $4,517,000 related to the Company’s investment in the common stock of Comstock Mining Inc. (“Comstock” - NYSE MKT: LODE). For the year ended June 30, 2016, the Company had an unrealized loss of $5,716,000 related to the Company’s investment in the common stock of Comstock. As of June 30, 2017, and 2016, investments in Comstock represent approximately 28% and 65%, respectively, of the Company’s investment portfolio. For the year ended June 30, 2017, the Company had a net realized gain of $356,000 and a net unrealized loss of $3,852,000. For the year ended June 30, 2016, the Company had a net realized loss of $990,000 and a net unrealized loss of $6,199,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the years ended June 30, 2017 and 2016, the Company performed an impairment analysis of its other investments and determined that its investments had an other than temporary impairment and recorded impairment losses of $178,000 and $673,000, respectively

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax (expense)benefit during the year ended June 30, 2017 and 2016 represents primarily the combined income tax effect of Portsmouth’s pretax income (loss) which includes its share in net income(loss) from the Hotel and the pre-tax income(loss) from Intergroup (standalone).

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2017, and 2016, the Company had investments in marketable equity securities of $17,177,000 and $14,282,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

		% of Total
As of June 30, 2017		Investment
Industry Group	Fair Value	Securities

Basic materials	$6,222,000	36.2%
Technology	4,134,000	24.1%
REITs and real estate companies	1,820,000	10.6%
Corporate bonds	1,683,000	9.8%
Energy	1,345,000	7.8%
Other	1,973,000	11.5%
	$17,177,000	100.0%

		% of Total
As of June 30, 2016		Investment
Industry Group	Fair Value	Securities

Basic materials	$9,273,000	64.9%
Energy	1,907,000	13.4%
Financial services	1,021,000	7.1%
Other	2,081,000	14.6%
	$14,282,000	100.0%

The Company’s investment portfolio is diversified with 69 different equity positions The Company holds two equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 27.6% of the portfolio and consists of the common stock of Comstock which is included in the basic materials industry group. The significant increase in the Company’s investment in Comstock was due to the conversion of the $13,231,000 (13,231 preferred shares) held in Comstock Mining, Inc. (“Comstock” – OTCBB: LODE) 7 1/2% Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) to common stock on August 27, 2015. The A-1 Preferred was previously included in other investments prior to its conversion.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2017	2016
Net loss on marketable securities	$(3,496,000)	$(7,189,000)
Net unrealized loss on other investments	-	(127,000)
Impairment loss on other investments	(178,000)	(673,000)
Dividend and interest income	287,000	56,000
Margin interest expense	(652,000)	(426,000)
Trading expenses	(508,000)	(518,000)
	$(4,547,000)	$(8,877,000)

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

To fund redemption of limited partnership interests and to repay the prior mortgage, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan initially bears an interest rate of 5.275% per annum and matures in January 2024. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender. The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine loan initially bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan.

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

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$181,087,000	$2,957,000	$3,099,000	$4,246,000	$3,229,000	$3,228,000	$164,328,000
Other notes payable	6,112,000	369,000	474,000	607,000	567,000	567,000	3,528,000
Interest	58,687,000	9,977,000	9,542,000	9,386,000	8,996,000	8,475,000	12,311,000
Total	$245,886,000	$13,303,000	$13,115,000	$14,239,000	$12,792,000	$12,270,000	$180,167,000

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

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders of

The Intergroup Corporation:

We have audited the accompanying consolidated balance sheet of The Intergroup Corporation and its subsidiaries (the Company) as of June 30, 2017, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the year then ended (collectively, the financial statements). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterGroup Corporation and its subsidiary as of June 30, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Irvine, California

October 13, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
The Intergroup Corporation:

We have audited the accompanying consolidated balance sheet of The Intergroup Corporation and its subsidiaries (the Company) as of June 30, 2016, and the related consolidated statement of operations, shareholders’ deficit and cash flows for the year ended June 30, 2016. This consolidated financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the consolidated financial position of The Intergroup Corporation and its subsidiaries as of June 30, 2016, and the consolidated results of their operations and their cash flows for the year period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ BPM LLP

San Francisco, California
September 28, 2016

THE INTERGROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30,	2017	2016

ASSETS
Investment in Hotel, net	$42,092,000	$44,821,000
Investment in real estate, net	54,984,000	56,356,000
Investment in marketable securities	17,177,000	14,282,000
Other investments, net	1,211,000	1,029,000
Cash and cash equivalents	2,871,000	5,404,000
Restricted cash	7,402,000	3,221,000
Other assets, net	3,365,000	5,639,000
Deferred tax asset	4,107,000	3,985,000

Total assets	$133,209,000	$134,737,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$2,947,000	$3,717,000
Accounts payable and other liabilities - Hotel	12,833,000	14,783,000
Due to securities broker	3,012,000	1,493,000
Obligations for securities sold	3,710,000	163,000
Related party and other notes payable	6,112,000	6,996,000
Mortgage notes payable - Hotel	115,615,000	116,160,000
Mortgage notes payable - real estate	64,298,000	64,672,000
Total liabilities	208,527,000	207,984,000

Commitments and contingencies - Note 18

Shareholders' deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,395,616 and 3,395,616 issued; 2,359,724 and 2,381,726 outstanding, respectively	33,000	33,000
Additional paid-in capital	10,346,000	10,363,000
Accumulated deficit	(45,298,000)	(43,645,000)
Treasury stock, at cost, 1,035,892 and 1,013,890 shares	(12,626,000)	(12,082,000)
Total InterGroup shareholders' deficit	(47,545,000)	(45,331,000)
Noncontrolling interest	(27,773,000)	(27,916,000)
Total shareholders' deficit	(75,318,000)	(73,247,000)

Total liabilities and shareholders' deficit	$133,209,000	$134,737,000

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2017	2016
Revenues:
Hotel	$54,334,000	$58,566,000
Real estate	14,671,000	14,332,000
Total revenues	69,005,000	72,898,000
Costs and operating expenses:
Hotel operating expenses	(40,717,000)	(47,246,000)
Legal settlement costs	-	(5,396,000)
Real estate operating expenses	(7,166,000)	(6,790,000)
Depreciation and amortization expense	(5,305,000)	(5,146,000)
General and administrative expense	(2,821,000)	(2,722,000)

Total costs and operating expenses	(56,009,000)	(67,300,000)

Income from operations	12,996,000	5,598,000
Other income (expense):
Interest expense - mortgage	(9,604,000)	(9,898,000)
Loss on disposal of assets	-	(30,000)
Net loss on marketable securities	(3,496,000)	(7,189,000)
Net unrealized loss gain on other investments and derivatives	-	(127,000)
Impairment loss on other investments	(178,000)	(673,000)
Dividend and interest income	287,000	56,000
Trading and margin interest expense	(1,160,000)	(944,000)
Net other expense	(14,151,000)	(18,805,000)
Loss before income taxes	(1,155,000)	(13,207,000)
Income tax (expense) benefit	(521,000)	3,940,000
Net loss	(1,676,000)	(9,267,000)
Less: Net loss attributable to the noncontrolling interest	23,000	2,131,000
Net loss attributable to InterGroup	$(1,653,000)	$(7,136,000)

Net loss per share
Basic and diluted	$(0.71)	$(3.89)
Net loss per share attributable to InterGroup
Basic and diluted	$(0.70)	$(2.99)

Weighted average number of common and diluted shares outstanding	2,371,765	2,384,098

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

			Additional			InterGroup		Total
	Common Stock		Paid-in		Treasury	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Accumulated Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2015	3,391,096	$33,000	$10,494,000	$(36,459,000)	$(11,878,000)	$(37,810,000)	$(26,162,000)	$(63,972,000)

Net loss	-	-	-	(7,136,000)	-	(7,136,000)	(2,131,000)	(9,267,000)

Stock options expense	-	-	391,000	-	-	391,000	-	391,000

Issuance of stock for compensation	4,520	-	88,000	-	-	88,000	-	88,000

Redemption of limited partnership interests	-	-	-	(50,000)	-	(50,000)	-	(50,000)

Investment in Santa Fe	-	-	(292,000)	-	-	(292,000)	172,000	(120,000)

Investment in Portsmouth	-	-	(318,000)	-	-	(318,000)	205,000	(113,000)

Purchase of treasury stock	-	-	-	-	(204,000)	(204,000)	-	(204,000)

Balance at June 30, 2016	3,395,616	33,000	10,363,000	(43,645,000)	(12,082,000)	(45,331,000)	(27,916,000)	(73,247,000)

Net loss	-	-	-	(1,653,000)	-	(1,653,000)	(23,000)	(1,676,000)

Stock options expense	-	-	268,000	-	-	268,000	-	268,000

Investment in Santa Fe	-	-	(188,000)	-	-	(188,000)	105,000	(83,000)

Investment in Portsmouth	-	-	(97,000)	-	-	(97,000)	61,000	(36,000)

Purchase of treasury stock	-	-	-	-	(544,000)	(544,000)	-	(544,000)

Balance at June 30, 2017	3,395,616	$33,000	$10,346,000	$(45,298,000)	$(12,626,000)	$(47,545,000)	$(27,773,000)	$(75,318,000)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2017	2016
Cash flows from operating activities:
Net loss	$(1,676,000)	$(9,267,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net unrealized loss on marketable securities	3,852,000	6,199,000
Deferred taxes	(122,000)	(3,988,000)
Legal settlement costs	-	5,575,000
Unrealized loss on other investments	-	127,000
Impairment loss on other investments	178,000	673,000
Loss on disposal of assets	-	30,000
Depreciation	5,305,000	5,146,000
Amortization	84,000	84,000
Stock compensation expense	268,000	479,000
Changes in assets and liabilities:
Investment in marketable securities	(6,747,000)	(1,401,000)
Other assets, net	2,273,000	4,409,000
Accounts payable and other liabilities	(2,720,000)	(383,000)
Due to securities broker	1,519,000	1,148,000
Obligations for securities sold	3,547,000	141,000
Net cash provided by operating activities	6,294,000	8,972,000

Cash flows from investing activities:
Investment in hotel, net	(328,000)	(4,064,000)
Investment in real estate, net	(875,000)	(2,681,000)
Purchase of other investments	(360,000)	-
Investment in Santa Fe	(83,000)	(120,000)
Investment in Portsmouth	(36,000)	(113,000)
Net cash used in investing activities	(1,682,000)	(6,978,000)

Cash flows from financing activities:
Net payments of mortgage and other notes payable	(2,420,000)	(4,512,000)
Restricted cash for capital improvements, mortgage impounds and redemption	(4,181,000)	(353,000)
Redemption of noncontrolling interest	-	(50,000)
Purchase of treasury stock	(544,000)	(204,000)
Net cash used in financing activities	(7,145,000)	(5,119,000)

Net decrease in cash and cash equivalents	(2,533,000)	(3,125,000)
Cash and cash equivalents at the beginning of the year	5,404,000	8,529,000
Cash and cash equivalents at the end of the year	$2,871,000	$5,404,000

Supplemental information:
Income tax paid	$1,063,000	$2,078,000
Interest paid	$10,256,000	$10,324,000

Non-cash transactions:
Conversion of other investments to marketable securities	$-	$13,231,000

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

As of June 30, 2017, the Company had the power to vote 85.8% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe’s primary business is conducted through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). Portsmouth has a 93% limited partnership interest in Justice and is the sole general partner. InterGroup also directly owns approximately 13.4% of the common stock of Portsmouth.

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 543-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Holdings and Mezzanine are both wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three-year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. After a lengthy review process of several national third-party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,000 is included in the restricted cash and related party and other notes payable balances in the consolidated balance sheets as of June 30, 2017.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles. If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2017 and 2016.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2017 and 2016.

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

Other Investments, Net

Other investments include non-marketable securities (carried at cost, net of any impairments loss) and non-marketable debt instruments. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2017 and 2016, the Company recorded impairment losses related to other investments of $178,000 and $673,000, respectively. As of June 30, 2017 and 2016, the allowance for impairment losses was $6,154,000 and $5,976,000, respectively.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value.

Restricted Cash

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves for the Hotel. It also includes key money received from Interstate that is restricted for capital improvements.

Other Assets, Net

Other assets include prepaid insurance, accounts receivable, franchise fees, license fees and other miscellaneous assets. Franchise fees are stated at cost and amortized over the life of the agreement (15 years). License fees are stated at cost and amortized over 10 years.

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

Treasury Stock

The Company records the acquisition of treasury stock under the cost method. During the years ended June 30, 2017 and 2016, the Company purchased 22,002 and 8,823 shares of treasury stock respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $294,000 and $522,000 for the years ended June 30, 2017 and 2016, respectively.

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

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. The basic and diluted earnings per share were the same for the years ended June 30, 2017 and 2016 because the Company had a net loss.

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

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2017	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	27,681,000	(24,569,000)	3,112,000
Building and improvements	64,308,000	(28,066,000)	36,242,000
	$94,727,000	$(52,635,000)	$42,092,000

		Accumulated	Net Book
June 30, 2016	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	28,857,000	(23,096,000)	5,761,000
Building and improvements	62,908,000	(26,586,000)	36,322,000
	$94,503,000	$(49,682,000)	$44,821,000

NOTE 4 - INVESTMENT IN REAL ESTATE, NET

At June 30, 2017, the Company's investment in real estate consisted of twenty one properties located throughout the United States. These properties include sixteen apartment complexes, three single-family houses as strategic investments, and one commercial real estate property. The Company also owns unimproved land located in Maui, Hawaii.

Investment in real estate included the following:

As of June 30,	2017	2016
Land	$25,033,000	$25,033,000
Buildings, improvements and equipment	66,804,000	65,929,000
Accumulated depreciation	(36,853,000)	(34,606,000)
	$54,984,000	$56,356,000

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

At June 30, 2017 and 2016, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of June 30, 2017
Corporate Equities	$29,170,000	$1,768,000	$(13,761,000)	$(11,993,000)	$17,177,000

As of June 30, 2016
Corporate Equities	$22,500,000	$1,161,000	$(9,379,000)	$(8,218,000)	$14,282,000

As of June 30, 2017, and 2016, approximately 28% and 65% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining Inc.

As of June 30, 2017 and 2016, the Company had $13,294,000 and $3,620,000, respectively, of unrealized losses related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the years ended June 30, 2017 and 2016, respectively.

For the year ended June 30,	2017	2016
Realized gain (loss) on marketable securities	$356,000	$(990,000)
Unrealized loss on marketable securities	(3,852,000)	(6,199,000)

Net loss on marketable securities	$(3,496,000)	$(7,189,000)

NOTE 6 – OTHER INVESTMENTS, NET

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments, net of other than temporary impairment losses.

Other investments, net consist of the following:

Type	June 30, 2017	June 30, 2016
Private equity hedge fund, at cost	$782,000	$916,000
Other investments	429,000	113,000
	$1,211,000	$1,029,000

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

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2017
Level 1
Assets:
Investment in marketable securities:
Basic materials	$6,222,000
Technology	4,134,000
REITs and real estate companies	1,820,000
Energy	1,345,000
Corporate bonds	1,683,000
Other	1,973,000
$17,177,000

As of June 30, 2016
Level 1
Assets:
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

			Net loss for the year
Assets	Level 3	June 30, 2017	ended June 30, 2017

Other non-marketable investments	$1,211,000	$1,211,000	$(178,000)

			Net loss for the year
Assets	Level 3	June 30, 2016	ended June 30, 2016

Other non-marketable investments	$1,029,000	$1,029,000	$(673,000)

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

NOTE 8 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2017	2016
Accounts receivable, net	$1,489,000	$3,250,000
Prepaid expenses	602,000	1,298,000
Miscellaneous assets, net	1,274,000	1,091,000

Total other assets	$3,365,000	$5,639,000

NOTE 9 – RELATED PARTY AND OTHER NOTES PAYABLE

On May 5, 2016, Justice and Portsmouth entered into a settlement agreement relating to previously reported litigation with Evon Corporation and certain other parties.  Under the settlement agreement, Justice, a subsidiary of Portsmouth agreed to pay Evon Corporation $5,575,000. As of June 30, 2017, this balance has been fully paid. This amount was accrued and recorded as restructuring cost for the year end June 30, 2016.

Also included in the balance of the related party note payable at June 30, 2017 is the obligation to Hilton (Franchisor) in the form of a self-exhausting, interest free development incentive notes which will be reduced approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. For the years ended June 30, 2017 and 2016, the note was reduced by approximately $316,000 for each respective year.

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash and related party note payable balances in the condensed consolidated balance sheets as of June 30, 2017.

As of June 30, 2016, the Company has various non-mortgage notes payable and financing obligations outstanding totaling $212,000. The notes bear interest at market rates and were fully paid as of June 30, 2017.

Future minimum payments for all related party and other notes payable are as follows:

For the year ending June 30,
2018	$369,000
2019	474,000
2020	607,000
2021	567,000
2022	567,000
Thereafter	3,528,000
$6,112,000

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

The Mortgage Loan is secured by the Partnership’s principal asset, the Hilton San Francisco-Financial District (the “Property”). The Mortgage Loan bears an interest rate of 5.275% per annum and matures in January 2024. The term of the loan is 10 years with interest only due in the first three years and principle and interest on the remaining seven years of the loan based on a thirty-year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of Mortgage Lender.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. As of June 30, 2017, and 2016, the Partnership is in compliance with both requirements.

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

In April 2016, the Company entered into an interest rate agreement on its $923,000 mortgage note payable on its commercial property located in Los Angeles, California in order to settle the variable rate as of March 31, 2016 of 4.22% into a fixed rate of 3.99%, the swap agreement matures in January 2021. A swap is a contractual agreement to exchange interest rate payments. As of June 30, 2017, the fair market value of the swap agreement is immaterial.

Each mortgage notes payable is secured by real estate or the Hotel. As of June 30, 2017, and 2016, the mortgage notes payable are summarized as follows:

	As of June 30, 2017

	Number	Note		Note
Property	of Units	Origination Date		Maturity Date		Mortgage Balance	Interest Rate

SF Hotel	543 rooms	December	2013	January	2024	$96,343,000	5.28%
SF Hotel	543 rooms	December	2013	January	2024	20,000,000	9.75%
		Mortgage notes payable - Hotel				116,343,000
		Debt issuance costs				(728,000)
		Total mortgage notes payable - Hotel				$115,615,000

Florence	157	March	2015	April	2025	$3,357,000	3.87%
Las Colinas	358	November	2012	December	2022	17,818,000	3.73%
Morris County	151	July	2012	August	2022	9,387,000	3.51%
Morris County	151	June	2014	August	2022	2,611,000	4.51%
St. Louis	264	May	2013	May	2023	5,611,000	4.05%
Los Angeles	4	September	2012	September	2042	360,000	3.75%
Los Angeles	2	September	2012	September	2042	364,000	3.75%
Los Angeles	1	August	2012	September	2042	392,000	3.75%
Los Angeles	31	January	2010	December	2020	5,165,000	4.85%
Los Angeles	30	August	2007	September	2022	6,041,000	5.97%
Los Angeles	27	November	2010	December	2020	2,909,000	4.85%
Los Angeles	14	April	2011	March	2021	1,697,000	5.89%
Los Angeles	12	June	2016	June	2026	2,261,000	3.59%
Los Angeles	9	April	2011	May	2021	1,356,000	5.60%
Los Angeles	9	April	2011	March	2021	1,156,000	5.89%
Los Angeles	8	July	2013	July	2043	461,000	3.75%
Los Angeles	7	August	2012	September	2042	890,000	3.75%
Los Angeles	4	August	2012	September	2042	610,000	3.75%
Los Angeles	1	September	2012	September	2042	418,000	3.75%
Los Angeles	1	August	2016	August	2018	1,000,000	5.25%
Los Angeles	Office	April	2016	January	2021	878,000	3.99%
		Mortgage notes payable - real estate				64,742,000
		Debt issuance costs				(444,000)
		Total mortgage notes payable - real estate				$64,298,000

	As of June 30, 2016

	Number	Note		Note
Property	of Units	Origination Date		Maturity Date		Mortgage Balance	Interest Rate

SF Hotel	543 rooms	December	2013	January	2024	$97,000,000	5.28%
SF Hotel	543 rooms	December	2013	January	2024	20,000,000	9.75%
		Mortgage notes payable - Hotel				117,000,000
		Debt issuance costs				(840,000)
		Total mortgage notes payable - Hotel				$116,160,000

Florence	157	March	2015	April	2025	$3,421,000	3.87%
Las Colinas	358	November	2012	December	2022	18,217,000	3.73%
Morris County	151	July	2012	July	2022	9,696,000	3.51%
Morris County	151	June	2014	August	2022	2,658,000	4.51%
St. Louis	264	May	2013	May	2023	5,726,000	4.05%
Los Angeles	4	September	2012	September	2042	369,000	3.75%
Los Angeles	2	September	2012	September	2042	372,000	3.75%
Los Angeles	1	August	2012	September	2042	401,000	3.75%
Los Angeles	31	January	2010	December	2020	5,274,000	4.85%
Los Angeles	30	August	2007	September	2022	6,168,000	5.97%
Los Angeles	27	November	2010	December	2020	2,971,000	4.85%
Los Angeles	14	April	2011	March	2021	1,726,000	5.89%
Los Angeles	12	June	2016	June	2026	2,300,000	3.59%
Los Angeles	9	April	2011	May	2021	1,381,000	5.60%
Los Angeles	9	April	2011	March	2021	1,176,000	5.89%
Los Angeles	8	July	2013	July	2043	472,000	3.75%
Los Angeles	7	August	2012	September	2042	911,000	3.75%
Los Angeles	4	August	2012	September	2042	624,000	3.75%
Los Angeles	1	September	2012	September	2042	428,000	3.75%
Los Angeles	Office	April	2016	January	2021	914,000	3.99%
		Mortgage notes payable - Hotel				65,205,000
		Debt issuance costs				(533,000)
		Total mortgage notes payable - Hotel				$64,672,000

Future minimum payments for all mortgage notes payable are as follows:

For the year ending June 30,
2018	$2,957,000
2019	3,099,000
2020	4,246,000
2021	3,229,000
2022	3,228,000
Thereafter	164,326,000
$181,085,000

NOTE 11 – GARAGE OPERATIONS

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

NOTE 12 – MANAGEMENT AGREEMENTS

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three-year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. After a lengthy review process of several national third-party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash and related party note payable balances in the condensed consolidated balance sheets as of June 30, 2017.

In February 2017, Interstate was hired to manage the Hotel. During the year ended June 30, 2017, Interstate management fees were $372,000. During the year ended June 30, 2016, GMP management fees were $1,219,000.

NOTE 13 – CONCENTRATION OF CREDIT RISK

As of June 30, 2017, all accounts receivables are related to Hotel customers. As of June 30, 2016, approximately 45% of accounts receivable is related to legal settlement receivables. The Hotel had one customer that accounted for 27%, or $390,000 of accounts receivable at June 30, 2017, and four customers that accounted for 26%, or $811,000 of accounts receivable at June 30, 2016.

The Partnership maintains its cash and cash equivalents and restricted cash with various financial institutions that are monitored regularly for credit quality. At times, such cash and cash equivalents holdings may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) or other federally insured limits.

NOTE 14 – INCOME TAXES

The provision for the Company’s income tax (expense) benefit is comprised of the following:

For the years ended June 30,	2017	2016

Federal
Current tax (expense) benefit	$(333,000)	$79,000
Deferred tax (expense) benefit	(168,000)	3,349,000
	(501,000)	3,428,000

State
Current tax expense	(310,000)	(128,000)
Deferred tax benefit	290,000	640,000
	(20,000)	512,000

	$(521,000)	$3,940,000

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to loss before taxes as a result of the following differences:

For the years ended June 30,	2017	2016

Statutory federal tax rate	$440,000	$4,471,000
State income taxes, net of federal tax benefit	(25,000)	465,000
Dividend received deduction	56,000	13,000
Noncontrolling interest	-	(117,000)
Valuation allowance	(521,000)	(489,000)
Other	(471,000)	(403,000)
	$(521,000)	$3,940,000

The components of the deferred tax asset and liabilities are as follows:

	June 30, 2017	June 30, 2016
Deferred tax assets:
Net operating loss carryforwards	$14,302,000	$11,372,000
Capital loss carryforwards	1,122,000	1,302,000
Investment impairment reserve	1,778,000	1,898,000
Accruals and reserves	1,182,000	1,096,000
Unrealized gains on marketable securities	284,000	-
Tax credits	516,000	-
Equity earnings	-	758,000
Other	289,000	-
Valuation allowance	(3,388,000)	(2,824,000)
	16,085,000	13,602,000
Deferred tax assets (liabilities):
Equity earnings	(2,624,000)	-
Deferred gains on real estate sale and depreciation	(8,816,000)	(8,321,000)
Unrealized gains on marketable securities	-	(335,000)
State taxes	(538,000)	(961,000)
	(11,978,000)	(9,617,000)
Net deferred tax asset	$4,107,000	$3,985,000

As of June 30, 2017, the Company had estimated net operating losses (NOLs) of $35,246,000 and $27,112,000 for federal and state purposes, respectively. Below is the break-down of the NOLs for Intergroup, Santa Fe and Portsmouth. The carryforward expires in varying amounts through the year 2037.

	Federal	State
InterGroup	$-	$1,478,000
Santa Fe	8,180,000	2,951,000
Portsmouth	27,066,000	22,683,000
	$35,246,000	$27,112,000

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

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. As of June 30, 2017, it has been determined there are no uncertain tax positions likely to impact the Company.

The Partnership files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examination by federal, state and local jurisdictions, were applicable.

As of June 30, 2017, tax years beginning in fiscal 2011 remain open to examination by the major tax jurisdictions, and are subject to the statute of limitations.

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

Information below represents reported segments for the years ended June 30, 2017 and 2016. Segment income (loss) from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Loss from investments consists of net investment loss, dividend and interest income and investment related expenses.

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2017	Operations	Operations	Transactions	Other	Total
Revenues	$54,334,000	$14,671,000	$-	$-	$69,005,000
Segment operating expenses	(40,717,000)	(7,166,000)	-	(2,821,000)	(50,704,000)
Segment income (loss) from operations	13,617,000	7,505,000	-	(2,821,000)	18,301,000
Interest expense - mortgage	(7,066,000)	(2,538,000)	-	-	(9,604,000)
Depreciation and amortization expense	(3,057,000)	(2,248,000)	-	-	(5,305,000)
Loss from investments	-	-	(4,547,000)	-	(4,547,000)
Income tax expense	-	-	-	(521,000)	(521,000)
Net income (loss)	$3,494,000	$2,719,000	$(4,547,000)	$(3,342,000)	$(1,676,000)
Total assets	$48,739,000	$54,984,000	$18,388,000	$11,098,000	$133,209,000

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2016	Operations	Operations	Transactions	Other	Total
Revenues	$58,566,000	$14,332,000	$-	$-	$72,898,000
Segment operating expenses	(47,246,000)	(6,790,000)	-	(2,722,000)	(56,758,000)
Segment income (loss) from operations	11,320,000	7,542,000	-	(2,722,000)	16,140,000
Legal settlement costs	(5,396,000)	-	-	-	(5,396,000)
Interest expense - mortgage	(7,271,000)	(2,627,000)	-	-	(9,898,000)
Loss on disposal of assets	(30,000)	-	-	-	(30,000)
Depreciation and amortization expense	(3,053,000)	(2,093,000)	-	-	(5,146,000)
Loss from investments	-	-	(8,877,000)	-	(8,877,000)
Income tax benefit	-	-	-	3,940,000	3,940,000
Net income (loss)	$(4,430,000)	$2,822,000	$(8,877,000)	$1,218,000	$(9,267,000)
Total assets	$50,969,000	$56,356,000	$15,311,000	$12,101,000	$134,737,000

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

In February 2012, the Compensation Committee awarded 90,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 90,000 shares of common stock. The exercise price of the options is $19.77 which is the fair value of the Company’s Common Stock as reported on NASDAQ on February 28, 2012. The options expire ten years from the date of grant. The options are subject to both time and market based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2017, 90,000 of these options have met the market vesting requirements.

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30, which is 100% of the fair market value of the Company’s Common Stock as determined by reference to the closing price of the Company’s Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Incentive Plan. The options shall be subject to both time and market based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2017, all the market vesting requirements have been met.

In March 2017, the Compensation Committee awarded 18,000 stock options to the Company’s Vice President of Real Estate, David C. Gonzalez, to purchase up to 18,000 shares of common stock. The exercise price of the options is $27.30 which is the fair value of the Company’s Common Stock as reported on NASDAQ on March 2, 2017. The options expire ten years from the date of grant. Pursuant to the time vesting requirements, the options vest over a period of five years, with 3,600 options vesting upon each one-year anniversary of the date of grant.

During the years ended June 30, 2017 and 2016, the Company recorded stock option compensation expense of $268,000 and $391,000, respectively, related to stock options previously issued. As of June 30, 2017, there was an estimated total of $304,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average of 3.09 years.

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

The following table summarizes the stock options activity from July 1, 2015 through June 30, 2017:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	July 1, 2015	350,000	$16.70	6.95 years	$939,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Oustanding at	June 30, 2016	350,000	$16.70	5.95 years	$3,082,000
Exercisable at	June 30, 2016	236,000	$15.54	5.33 years	$2,351,000
Vested and Expected to vest at	June 30, 2016	350,000	$16.70	5.95 years	$3,082,000

Oustanding at	July 1, 2016	350,000	$16.70	5.95 years	$3,082,000
Granted		18,000	27.30
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Oustanding at	June 30, 2017	368,000	$17.21	5.17 years	$3,046,000
Exercisable at	June 30, 2017	286,000	$16.19	5.20 years	$2,635,000
Vested and Expected to vest at	June 30, 2017	368,000	$17.21	5.17 years	$3,046,000

The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors

The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (the “2007 Stock Plan”) was approved by the shareholders of the Company on February 21, 2007, and was thereafter adopted by the Board of Directors. The 2007 Stock Plan will terminate upon the earlier of the date all shares reserved for issuance have been awarded or February 21, 2017, if not sooner terminated by the Board upon recommendation by the Compensation Committee. The stock available for issuance under the 2007 Stock Plan shall be unrestricted shares of the Company's Common Stock, par value $.01 per share, which may be unissued shares or treasury shares. Subject to certain adjustments upon changes in capitalization, a maximum of 60,000 shares of the Common Stock will be available for issuance to participants under the 2007 Stock Plan. This plan was terminated on February 21, 2017.

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

Upon recommendation of the Compensation Committee, the Board of Directors, on February 23, 2011, voted to increase the annual grant awarded to each of the non-employee directors to a number of shares of Company’s common stock equal in value to $22,000, effective as of the July 1, 2011 grant, while decreasing the annual cash compensation payable to non-employee directors from $16,000 to $12,000 per year. In July 2016, the Compensation Committee, the Board of Directors, voted to amend the 2007 Stock Plan and pay the $22,000 in cash in lieu of the annual grant of stock.

For the year ended June 30, 2016, the four non-employee directors of the Company received a total grant of 4,520 shares of Common Stock pursuant to the 2007 Stock Plan.

NOTE 17 – RELATED PARTY TRANSACTIONS

In connection with the redemption of limited partnership interests of Justice described in Note 2 above, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements described in Note 2 above, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of June 30, 2017, $400,000 of these fees remain payable.

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

Since the opening of the Hotel in January 2006, the Partnership has incurred monthly royalties, program fees and information technology recapture charges equal to a percent of the Hotel’s gross room revenue. Fees for such services during fiscal year 2017 and 2016 totaled approximately $3.3 million and $3.1 million, respectively.

Employees

As of June 30, 2017, the Partnership, through Operating, had approximately 275 employees. Approximately 83% of those employees were represented by one of three labor unions, and their terms of employment were determined under a collective bargaining agreement (“CBA”) to which the Partnership was a party. During the year ended June 30, 2014, the Partnership renewed the CBAs for the Local 2 (Hotel and Restaurant Employees), Local 856 (International Brotherhood of Teamsters), and Local 39 (stationary engineers). The present CBAs expire in July 2018.

Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Partnership. The Partnership expects and anticipates that the terms of conditions of CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of each CBA, and incorporates these principles into its operating and budgetary practices.

Legal Matters

In 2014, Evon Corporation ("Evon") filed a complaint in San Francisco Superior Court against the Partnership, Portsmouth, and a limited partner and related party asserting contract and tort claims based on Justice’s withholding of $4.7 million to pay the transfer tax described in Note 1. Evon’s complaint asserted various tort and contract claims against Justice and Portsmouth; and also, a tort against a Justice limited partner and related party. In July 2014, Justice paid to Holdings $4.7 million, the amount Evon claims was incorrectly withheld.  In June 2014, the Partnership sued Evon and related defendants, seeking a judicial declaration as to certain issues arising out of the partnership redemption documents. Evon filed a cross-complaint in December 2014, alleging torts against the Partnership in connection with the redemption transaction.  On May 5, 2016, Justice Investors and Portsmouth (parent Company) settled these actions via a global agreement. The Partnership agreed to pay Evon $5,575,000. As of January 10, 2017, the Company has satisfied all conditions of the settlement agreement.

In 2013, the City and County of San Francisco ("CCSF") Office of the Assessor Recorder claimed that Justice owed $2.1 million for Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeded Justice’s estimate of the taxes owed, and Justice disputed the claim. The Company paid the full amount in March 2014 as part of the appeals process and reflected the amount on the balance sheet in “Other assets, net” as it was under protest as of June 30, 2015.  On December 18, 2013, a Documentary Transfer Tax of approximately $4.7 million was paid under protest to CCSF. CCSF had required payment as a condition of recording the transfer of the Hotel, which was necessary to effect the Loan Agreements.  The Partnership then filed a lawsuit challenging the transfer tax in San Francisco County Superior Court. During the year ended June 30, 2016, the Partnership settled the two CCSF lawsuits, receiving $1.45 million, apportioned half and half to each matter, resulting in approximately $390,000 in excess of net assets recorded. This amount was recorded as a reduction of Hotel restructuring costs.

In March 2017, the Company settled its lawsuit against RSUI Indemnity Company ("RSUI"), the insurer for the Company's Directors and Officers Liability Policies. Justice received $900,000 from RSUI, resolving allegations that RSUI had improperly handled a claim.

On April 21, 2014, the Partnership commenced arbitration against Glaser Weil Fink Howard Avchen & Shapiro, LLP, Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (“Respondents”) in connection with the redemption transaction. The arbitration alleges legal malpractice and also seeks declaratory relief regarding provisions of the redemption option agreement. The arbitration proceedings are active; discovery is proceeding. The hearing is set for April 2018 before JAMS in Los Angeles. No prediction can be given as to the outcome of this matter.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring subsequent to June 30, 2017 and concluded that no additional subsequent events has occurred outside the normal course of business operations that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, management has concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal control over financial reporting constituted a material weakness, as identified below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The internal control over financial reporting is a process, under the supervision of our Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

 The internal control over financial reporting include those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

• provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, management concluded that there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness is related to the Company’s preparation of its tax provision.

During the fourth quarter of fiscal 2017, we identified a material weakness in internal controls over financial reporting related to their accounting for deferred income taxes and income tax expense. Specifically, we did not design and maintain effective controls to identify items within the deferred tax balances that could be materially incorrect. We did not provide appropriate oversight of our third-party tax CPA firm preparer. This material weakness did not have, but could have resulted in various material adjustments to deferred tax accounts for fiscal 2017 and 2016. We are undergoing ongoing evaluation and improvements in our internal control over financial reporting. Regarding our identified material weakness, we have performed the following remediation efforts:

In order to mitigate the material weakness to the fullest extent possible, management hired new tax CPA specialist to review and do a detail analysis which was completed for the year ended June 30, 2017.  The Company has also assigned its audit committee with oversight responsibilities.  The preparation of the Company’s deferred tax assets and liabilities will be reviewed annually by tax experts as well as the Chief Financial Officer and the Chief Executive Officer.

As a result of the material weaknesses described above, management concluded that, as of June 30, 2017, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm, pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report on Form 10-K.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any other changes in our internal control over financial reporting during the year ended June 30, 2017 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2017:

Name	Position with the Company	Age	Term to Expire

Class A Directors:

John V. Winfield (1)(4)(6)(7)	Chairman of the Board; President	71	Fiscal 2018 Annual Meeting
	and Chief Executive Officer

Jerold R. Babin (2)(3)(7)	Director	83	Fiscal 2018 Annual Meeting

Class B Directors:

Yvonne L. Murphy (1)(2)(5)(6)(7)	Director	60	Fiscal 2019 Annual Meeting

William J. Nance (1)(2)(3)(4)(6)(7)	Director	73	Fiscal 2019 Annual Meeting

Class C Director:

John C. Love (3)(4)(5)	Director	77	Fiscal 2017 Annual Meeting

Executive Officers:

David C. Gonzalez	Vice President Real Estate	51	N/A

David T. Nguyen	Treasurer and Controller	44	N/A

Corporate Secretary:

Clyde W. Tinnen	Secretary	44	N/A

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2017 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, including its Board of Directors. A copy of the Code of Ethics is posted on the Company’s website at www.intgla.com. The Company will provide to any person without charge, upon request, a copy of its Code of Ethics by sending such request to: The InterGroup Corporation, Attn: Treasurer, 1100 Glendon Ave., Suite PH-1, Los Angeles, CA 90024. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K and will post such information on its website.

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

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiaries for each of the Company’s last two completed fiscal years ended June 30, 2017 and 2016. There was no non-equity incentive plan compensation or nonqualified deferred compensation earnings. There are currently no employment contracts with the executive officers.

SUMMARY COMPENSATION TABLE

					Other
Name and Position	Fiscal Year	Salary		Bonus	Compensation		Total

John V. Winfield	2017	$ 784,000	(1)	$-	$151,000	(2)(4)	$935,000
Chairman, President and	2016	$ 772,000	(1)	$-	$539,000	(2)(4)	$1,311,000
Chief Executive Officer

David C. Gonzalez	2017	$252,000		$-	$28,000	(5)	$280,000
Vice President - Real Esate	2016	$216,000		$-	$-		$216,000

David T. Nguyen	2017	$ 240,000	(3)	$-	$-		$240,000
Treasurer and Controller	2016	$ 240,000	(3)	$-	$-		$240,000

(1) Mr. Winfield also serves as President and Chairman of the Board of the Company’s subsidiary, Santa Fe, and Santa Fe’s subsidiary, Portsmouth. Mr. Winfield received a salary from Santa Fe and Portsmouth in the aggregate amount of $447,000 from those entities for the fiscal years 2017 and 2016. The amounts include director’s fees totaling $12,000 for each year.

(2) Amounts include annual premiums for split dollar whole life insurance policies owned by, and the beneficiary of which are, a trust for the benefit of Mr. Winfield's family and compensation for a portion of the salary of an assistant. The amount of compensation related to the assistant was approximately $54,000 for each of the fiscal years 2017 and 2016, respectively. The annual insurance premiums paid were $85,000 for the same respective years. Santa Fe and Portsmouth paid $43,000 of that amount. The Company has a secured right to receive, from any proceeds of the policies, reimbursement of all premiums paid prior to any payment to the beneficiary.

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

(5) For fiscal 2017, the dollar amount reflects aggregate grant date fair value of options expected to vest, computed in accordance with FASB ASC Topic 718, of 18,000 stock options granted to Mr. Gonzalez on March 2, 2017 pursuant to the Company’s 2010 Incentive Plan.

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

Outstanding Equity Awards at Fiscal Year Ended June 30, 2017

The following table sets forth information concerning option awards and stock awards for each named executive officer that were outstanding as of the end of the Company’s last completed fiscal year ended June 30, 2017. There were no other equity incentive plan awards that were outstanding.

	Option Awards
	Number of		Number of
	securities		securities
	underlying		underlying
	unexercised		unexercised		Option	Option
	options (#)		options (#)		exercise	expiration
Name	exercisable		unexercisable		price $	date

John V. Winfield	100,000	(1)	-		$10.30	3/16/20
John V. Winfield	90,000	(2)	-		$19.77	2/28/22
John V. Winfield	79,917	(3)	53,278	(3)	$18.65	12/26/23
John V. Winfield	16,083	(3)	10,722	(3)	$20.52	12/26/23

David C. Gonzalez	-		18,000	(4)	$27.30	3/2/22

(1) Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one year anniversary of the date of grant, March 16, 2010. Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2017, the performance vesting requirements of the options were satisfied.

(2) Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one year anniversary of the date of grant, February 28, 2012. Pursuant to the performance vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2017, 90,000 options have met the performance vesting requirements.

(3)On December 26, 2013, the Compensation Committee authorized, subject to shareholder approval, a grant of non-qualified and incentive stock options for an aggregate of 160,000 shares (the “Option Grant”) to the Company’s President and Chief Executive Officer, John V. Winfield. The stock option grant was approved by shareholders on February 19, 2014. The grant of stock options was made pursuant to, and consistent with, the 2010 Incentive Plan, as proposed to be amended. The non-qualified stock options are for 133,195 shares and have a term of ten years, expiring on December 26, 2023, with an exercise price of $18.65 per share. The incentive stock options are for 26,805 shares and have a term of five years, expiring on December 26, 2018, with an exercise price of $20.52 per share. In accordance with the terms of the 2010 Incentive Plan, the exercise prices were based on 100% and 110%, respectively, of the fair market value of the Company’s common stock as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on the date of grant. The stock options are subject to time vesting requirements, with 20% of the options vesting annually commencing on the first anniversary of the grant date.

(4) Mr. Gonzalez’s stock options vest over a period of five years, with 3,600 options vesting upon each one-year anniversary of the date of grant, March 2, 2017.

David Nguyen, Treasurer, does not have any outstanding equity rewards.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation. Since InterGroup, Santa Fe and Portsmouth are each public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over a several years. For fiscal years 2016 and 2016, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

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

Upon recommendation of the Compensation Committee, the Board of Directors, on February 23, 2011, voted to increase the annual grant awarded to each of the non-employee directors to a number of shares of Company’s common stock equal in value to $22,000, effective as of the July 1, 2011 grant, while decreasing the annual cash compensation payable to non-employee directors from $16,000 to $12,000 per year. In July 2016, the Compensation Committee, the Board of Directors, voted to amend the 2007 Stock Plan and pay the $22,000 in cash in lieu of the annual grant of stock.

For the year ended June 30, 2016, the four non-employee directors of the Company received a total grant of 4,520 shares of Common Stock pursuant to the 2007 Stock Plan, respectively.

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

As of June 30, 2017, there were no RSUs outstanding.

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

On February 28, 2012, the Compensation Committee authorized the grant of 90,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 90,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $19.77, which equals 100% of the fair market value of the Company’s common stock as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on February 28, 2012 the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Plan. The options shall be subject to both time and market based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2017, 90,000 options have met the market vesting requirements.

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

In March 2017, the Compensation Committee awarded 18,000 stock options to the Company’s Vice President of Real Estate, David C. Gonzalez, to purchase up to 18,000 shares of common stock. The exercise price of the options is $27.30 which is the fair value of the Company’s Common Stock as reported on NASDAQ on March 2, 2017. The options expire ten years from the date of grant. Pursuant to the time vesting requirements, the options vest over a period of five years, with 3,600 options vesting upon each one-year anniversary of the date of grant.

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

Non-employee directors are also eligible for grants of equity compensation under the Company’s 2007 Stock Plan and 2008 RSU Plan. Pursuant to the 2007 Stock Plan, each non-employee director was entitled to an annual grant of a number of shares of common stock of the Company equal in value to $18,000 based on the fair market value of the Common Stock on the date of grant. To compensate for the $4,000 reduction in annual cash compensation payable to non-employee directors as discussed above, the Board of Directors, upon recommendation of the Compensation Committee, increased the annual grant of common stock to an amount equal in value to $22,000, effective as of the July 1, 2011 grant. In July 2016, the Compensation Committee, the Board of Directors, voted to amend the 2007 Stock Plan and pay the $22,000 in cash in lieu of the annual grant of stock.

Non-employee directors may also be eligible to participate in exchange offers as may be authorized by the Compensation Committee under the 2008 RSU Plan to exchange previously issued stock options for RSUs.

The following table sets forth the compensation paid to directors for the fiscal year ended June 30, 2017:

DIRECTOR COMPENSATION

	Fees Earned or			All Other
Name	Paid in Cash		Stock Awards	Compensation	Total

John C. Love	$52,000	(1)	-	-	$52,000

William J. Nance	$54,000	(2)	-	-	$54,000

Jerold R. Babin	$42,000		-	-	$42,000

Yvonne L. Murphy	$34,000		-	-	$34,000

John V. Winfield(3)	-		-	-

(1) Amounts shown include board retainer fees, committee fees and meeting fees.

(1) Mr. Love also serves as a director of the Company’s subsidiaries, Santa Fe and Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth.

(2) Mr. Nance also serves as a director of the Company’s subsidiaries, Santa Fe and Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth.

(3) As Chief Executive Officer, the Company’s Chairman, John V. Winfield, was not paid any board, committee or meetings fees. Mr. Winfield did receive a total of $12,000 in regular board fees from the Company’s subsidiaries, which is reported on the Summary Compensation Table.

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

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as of September 30, 2017, certain information with respect to the beneficial ownership of Common Stock of the Company owned by those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

John V. Winfield	1,674,907	(3)	63.3%
10940 Wilshire Blvd. Suite 2150
Los Angeles, CA 90024

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 2,359,724 shares of Common Stock outstanding at September 30, 2017, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 286,000 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

Security Ownership of Management.

The following table sets forth, as of September 30, 2017, certain information with respect to the beneficial ownership of Common Stock of the Company owned by (i) each Director and each of the named Executive Officers, and (ii) all Directors and Executive Officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

John V. Winfield	1,674,907	(3)	63.3%

William J. Nance	55,891		2.1%

John C. Love	19,161		0.7%

David C. Gonzalez	26,769		1.0%

David T. Nguyen	3,000		*

Jerold R. Babin	2,282		*
	.
Yvonne L. Murphy	2,282		*

All Directors and Executive Officers as a Group (7 persons)	1,784,292		67.4%

* Ownership does not exceed 1%.

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 2,359,724 shares of Common Stock outstanding at September 30, 2017, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 286,000 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

Changes in Control.

There are no arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2017 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	368,000	$17.21	83,893

Equity compensation plans not approved by security holders	None	N/A	None

Total	368,000	$17.21	83,893

(a) There were 368,000 stock options outstanding as of June 30, 2017.

(b) Reflects the weighted average exercise price of all outstanding options.

(c) As of June 30, 2017, the Company had 22,046 shares of Common Stock available for future issuance pursuant to its 2007 Stock Compensation Plan for Non-Employee Directors. Pursuant to the 2007 Plan, each non-employee director will receive, on July 1 of each year, an annual grant of a number of shares of Common Stock of the Company equal in value to $22,000 based on the fair market value of the Common Stock on the date of grant. The Company also had 79,847 RSUs available for future issuance under the 2008 RSU Plan. As of June 30, 2017, there were no shares available for future issuance under the 2010 Omnibus Employee Incentive Pan.

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

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership described in Note 2 above, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements described in Note 2 above, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of June 30, 2017, $400,000 of these fees remain payable.

Two general partners provided services to the Partnership through December 17, 2013. On December 18, 2013, the Partnership redeemed Evon’s partnership interest and Portsmouth Square became the sole general partner. The Partnership’s obligation to pay Evon, Justice’s former general partner, terminated as of December 18, 2013. Under the terms of the Justice Partnership Agreement, its current general partner, Portsmouth, receives annual base compensation of $285,000, plus one percent of Hotel Revenue. During each of the years ended June 30, 2017 and 2016, total compensation paid to Portsmouth under the new and previous agreements was $518,000 and $593,000, respectively. Amounts paid to Portsmouth are eliminated in consolidation.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2017 and 2016 for professional services rendered by Hein & Associates LLP (“Hein”) and Burr Pilger Mayer, Inc. (“BPM”), respectively, the independent registered public accounting firms for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q reports or services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, were as follows:

	Fiscal Year
	2017	2016

Audit fees - Hein	$300,000	$-
Audit fees - BPM	41,000	273,000
Tax fees - Hein	48,000	-
TOTAL:	$389,000	$273,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 29 through 53:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets - June 30, 2017 and 2016

Consolidated Statements of Operations for Years Ended June 30, 2017 and 2016

Consolidated Statements of Shareholders’ Deficit for Years Ended June 30, 2017 and 2016

Consolidated Statements of Cash Flows for Years Ended June 30, 2017 and 2016

Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X have been omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Articles of Incorporation:

3.1	Certificate of Incorporation, dated September 11, 1985, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4, filed on September 6, 1985 (Registration No. 33-00126) and Amendment 1 to that Registration Statement filed on October 23, 1985.

3.2	Restated Certificate of Incorporation, dated March 9, 1998, incorporated by reference to Exhibit 3 of the Company’s Amended Quarterly Report on Form 10-QSB/A for the period ended March 31, 1998, as filed on May 19, 1998.

3.3	Certificate of Amendment to Certificate of Incorporation, dated October 2, 1998, incorporated by reference to Exhibit 3 of the Company’s Quarterly report on Form 10-QSB for the period ended September 30, 1998, as filed on November 13, 1998.

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on August 6, 2007, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 as filed on September 28, 2007.

3.(ii)	Amended and Restated By-Laws of The InterGroup Corporation, effective as of December 10, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on December 12, 2007.

4.	Instruments defining the rights of security holders including indentures*

9.	Voting Trust Agreement: Voting Trust Agreement dated June 30, 1998 between John V. Winfield and The InterGroup Corporation is incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on September 28, 1998.

10.	Material Contracts:

10.1	1998 Stock Option Plan for Non-Employee Directors approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.2	1998 Stock Option Plan for Selected Key Officers, Employees and Consultants approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.3	The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on January 26, 2007).

10.4	Amended and Restated Agreement of Limited Partnership of Justice Investors, effective November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q Report for the quarterly period ended December 31, 2010, filed with the Commission on February 11, 2011).

10.5	General Partner Compensation Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to Company’s Form 10-Q Report for the quarterly period ended December 31, 2008, filed with the Commission on February 13, 2009).

10.6	The InterGroup Corporation 2008 Restricted Stock Unit Plan, adopted by the Board of Directors on December 3, 2008, and ratified by the shareholders on February 18, 2009 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Commission on January 21, 2009).

10.7	Restricted Stock Unit Agreement, dated February 18, 2009, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Commission on October 13, 2009).

10.8	The InterGroup Corporation 2010 Omnibus Employee Incentive Plan, approved by the shareholders and adopted by the Board of Directors on February 24, 2010 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Commission on January 27, 2010).

10.9	Employee Stock Option Agreement, dated March 16, 2010, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.9 of the Company’s report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Commission on September 27, 2010).

10.10	Franchise License Agreement, dated December 10, 2004, between Justice Investors and Hilton Hotels (incorporated by reference to Exhibit 10.10 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.11	Management Agreement, dated February 2, 2012, between Justice Investors and Prism Hospitality, L.P. (incorporated by reference to Exhibit 10.11 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.12	Management Agreement, dated August 1, 2005, between Century West Properties, Inc. and The InterGroup Corporation (incorporated by reference to Exhibit 10.12 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.13	Employee Stock Option Agreement, dated February 28, 2012, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the Commission on September 20, 2012).

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

10.16	Management Agreement, dated February 1, 2017, between Justice Operating Company, LLC and Interstate Management Company, LLC. (filed herewith).

14.	Code of Ethics (filed herewith).

21.	Subsidiaries (filed herewith).

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (filed herewith).

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (filed herewith).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

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

THE INTERGROUP CORPORATION
(Registrant)

Date:	October 13, 2017	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	October 13, 2017	by	/s/ David Nguyen
David Nguyen, Treasurer
and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Operating Officer and Chairman	October 13, 2017
John V. Winfield	of the Board (Principal Executive Officer)

/s/ David T. Nguyen	Treasurer and Controller (Principal Financial Officer)	October 13, 2017
David T. Nguyen

/s/ Jerold R. Babin	Director	October 13, 2017
Jerold R. Babin

/s/ John C. Love	Director	October 13, 2017
John C. Love

/s/ Yvonne L. Murphy	Director	October 13, 2017
Yvonne L. Murphy
/s/ William J. Nance	Director	October 13, 2017
William J. Nance

