Form 10-Q
period 2017-09-30
INTERGROUP CORP
filed 2017-11-09
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_________

Commission File Number 1-10324

THE INTERGROUP CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	13-3293645
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1100 Glendon Avenue, Suite PH1, Los Angeles, California 90024

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

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of November 6, 2017 was 2,359,724.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
As of	September 30, 2017	June 30, 2017
ASSETS
Investment in Hotel, net	$41,437,000	$42,092,000
Investment in real estate, net	54,681,000	54,984,000
Investment in marketable securities	14,499,000	17,177,000
Other investments, net	1,211,000	1,211,000
Cash and cash equivalents	2,813,000	2,871,000
Restricted cash	7,851,000	7,402,000
Other assets, net	4,492,000	3,365,000
Deferred income taxes	4,033,000	4,107,000

Total assets	$131,017,000	$133,209,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$3,061,000	$2,947,000
Accounts payable and other liabilities - Hotel	13,121,000	12,833,000
Due to securities broker	1,627,000	3,012,000
Obligations for securities sold	3,458,000	3,710,000
Related party and other notes payable	6,020,000	6,112,000
Mortgage notes payable - Hotel	115,329,000	115,615,000
Mortgage notes payable - real estate	63,952,000	64,298,000
Total liabilities	206,568,000	208,527,000

Shareholders' deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,395,616 issued; 2,359,724 outstanding	33,000	33,000
Additional paid-in capital	10,408,000	10,346,000
Accumulated deficit	(45,710,000)	(45,298,000)
Treasury stock, at cost, 1,035,892 shares	(12,626,000)	(12,626,000)
Total InterGroup shareholders' deficit	(47,895,000)	(47,545,000)
Noncontrolling interest	(27,656,000)	(27,773,000)
Total shareholders' deficit	(75,551,000)	(75,318,000)

Total liabilities and shareholders' equity	$131,017,000	$133,209,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended September 30,	2017	2016
Revenues:
Hotel	$14,436,000	$14,605,000
Real estate	3,678,000	3,649,000
Total revenues	18,114,000	18,254,000
Costs and operating expenses:
Hotel operating expenses	(10,589,000)	(10,256,000)
Real estate operating expenses	(1,895,000)	(1,807,000)
Depreciation and amortization expense	(1,274,000)	(1,240,000)
General and administrative expense	(831,000)	(728,000)

Total costs and operating expenses	(14,589,000)	(14,031,000)

Income from operations	3,525,000	4,223,000

Other income (expense):
Interest expense - mortgages	(2,493,000)	(2,490,000)
Net (loss) gain on marketable securities	(1,022,000)	1,154,000
Impairment loss on other investments	-	(20,000)
Dividend and interest income	83,000	42,000
Trading and margin interest expense	(313,000)	(262,000)
Other expense, net	(3,745,000)	(1,576,000)

(Loss) income before income taxes	(220,000)	2,647,000
Income tax expense	(75,000)	(1,052,000)
Net (loss) income	(295,000)	1,595,000
Less: Net income attributable to the noncontrolling interest	(117,000)	(404,000)
Net (loss) income attributable to InterGroup	$(412,000)	$1,191,000

Net (loss) income per share
Basic	$(0.12)	$0.67
Diluted	$(0.12)	$0.65

Net (loss) income per share attributable to InterGroup
Basic	$(0.17)	$0.50
Diluted	$(0.17)	$0.48

Weighted average number of basic common shares outstanding	2,371,765	2,381,726
Weighted average number of diluted common shares outstanding	2,371,765	2,469,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the three months ended September 30,	2017	2016
Cash flows from operating activities:
Net (loss) income	$(295,000)	$1,595,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,274,000	1,240,000
Amortization	28,000	28,000
Net unrealized (loss) gain on marketable securities	722,000	(735,000)
Deferred taxes	74,000	1,052,000
Impairment loss on other investments	-	20,000
Stock compensation expense	62,000	72,000
Changes in operating assets and liabilities:
Investment in marketable securities	1,956,000	(4,293,000)
Other assets	(1,127,000)	558,000
Accounts payable and other liabilities	402,000	(2,189,000)
Due to securities broker	(1,385,000)	1,544,000
Obligations for securities sold	(252,000)	944,000
Net cash provided by (used in) operating activities	1,459,000	(164,000)

Cash flows from investing activities:
Investment in hotel, net	(44,000)	(272,000)
Investment in real estate, net	(272,000)	(483,000)
Net cash used in investing activities	(316,000)	(755,000)

Cash flows from financing activities:
Payments of mortgage and other notes payable	(752,000)	(747,000)
Restricted cash - (payments to) withdrawal of mortgage impounds	(449,000)	319,000
Net cash used in financing activities	(1,201,000)	(428,000)

Net decrease in cash and cash equivalents	(58,000)	(1,347,000)
Cash and cash equivalents at the beginning of the period	2,871,000	5,404,000
Cash and cash equivalents at the end of the period	$2,813,000	$4,057,000
Supplemental information:
Interest paid	$2,682,000	$2,606,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by The InterGroup Corporation (“InterGroup” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of InterGroup and the notes therein included in the Company's Annual Report on Form 10-K for the year ended June 30, 2017. The June 30, 2017 Condensed Consolidated Balance Sheet was derived from the Company’s Form 10-K for the year ended June 30, 2017.

The results of operations for the three months ended September 30, 2017 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2018.

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

As of September 30, 2017, the Company had the power to vote 85.8% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe’s primary business is conducted through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). Portsmouth has a 93.1% limited partnership interest in Justice and is the sole general partner. InterGroup also directly owns approximately 13.4% of the common stock of Portsmouth.

Justice, through its subsidiaries Justice Holdings Company, LLC (“Holdings”), a Delaware Limited Liability Company, Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Holdings and Mezzanine are both wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton).

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three-year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. After a lengthy review process of several national third-party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,000 is included in the restricted cash and related party and other notes payable balances in the condensed consolidated balance sheets as of September 30, 2017 and June 30, 2017.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include fifteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. As of September 30, 2017, all of the Company’s residential and commercial rental properties are managed in-house.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax expense during the three months ended September 30, 2017 and 2016 represents the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations. The Company also receives cash generated from the investment of its cash and marketable securities and other investments.

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

Effective as of May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of September 30, 2017, InterGroup is in compliance with both requirements.

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

Management believes that its cash, marketable securities, and the cash flows generated from those assets and from the partnership management fees, will be adequate to meet the Company’s current and future obligations. Additionally, management believes there is significant appreciated value in the Hotel property to support additional borrowings, if necessary.

Recently Issued Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning after December 15, 2016 and for interim reporting periods thereafter. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

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

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2017	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	27,830,000	(24,987,000)	2,843,000
Building and improvements	64,324,000	(28,468,000)	35,856,000
	$94,892,000	$(53,455,000)	$41,437,000

		Accumulated	Net Book
June 30, 2017	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	27,681,000	(24,569,000)	3,112,000
Building and improvements	64,308,000	(28,066,000)	36,242,000
	$94,727,000	$(52,635,000)	$42,092,000

NOTE 3 – INVESTMENT IN REAL ESTATE

Investment in real estate consisted of the following:

As of	September 30, 2017	June 30, 2017
Land	$25,033,000	$25,033,000
Buildings, improvements and equipment	67,076,000	66,804,000
Accumulated depreciation	(37,428,000)	(36,853,000)
Investment in real estate, net	$54,681,000	$54,984,000

In July 2015, the Company purchased residential house in Los Angeles, California as a strategic asset for $1,975,000 in cash. In August 2016, the Company obtained a mortgage note payable on the house in the amount of $1,000,000. The note has an adjustable interest rate of 3.7% as of September 30, 2017 and requires interest only payments for the first twenty three months with a balloon payment at maturity in August 2018.

NOTE 4 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At September 30, 2017 and June 30, 2017, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value
As of September 30, 2017
Corporate
Equities	$26,908,000	$2,172,000	$(14,581,000)	$(12,409,000)	$14,499,000

As of June 30, 2017
Corporate
Equities	$29,170,000	$1,768,000	$(13,761,000)	$(11,993,000)	$17,177,000

As of September 30, 2017 and June 30, 2017, approximately 29% and 28%, respectively, of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc.

As of September 30, 2017 and June 30, 2017, the Company had unrealized losses of $14,249,000 and $13,294,000, respectively, related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the respective periods:

For the three months ended September 30,	2017	2016
Realized gain (loss) on marketable securities	$(300,000)	$419,000
Unrealized gain (loss) on marketable securities	(722,000)	735,000

Net gain (loss) on marketable securities	$(1,022,000)	$1,154,000

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

Other investments, net consist of the following:

Type	September 30, 2017	June 30, 2017
Private equity hedge fund, at cost	$782,000	$782,000
Other preferred stock, at cost	429,000	429,000
	$1,211,000	$1,211,000

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

The assets measured at fair value on a recurring basis are as follows:

As of:	9/30/2017	6/30/2017
Assets:	Total-Level 1	Total-Level 1
Investment in marketable securities:
Basic materials	$5,149,000	$6,222,000
Technology	3,693,000	4,134,000
REIT and real estate companies	1,116,000	1,820,000
Energy	820,000	1,345,000
Corporate bonds	1,916,000	1,683,000
Other	1,805,000	1,973,000
	$14,499,000	$17,177,000

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

			Net loss for the three months
Assets	Level 3	September 30, 2017	ended September 30, 2017

Other non-marketable investments	$1,211,000	$1,211,000	$-

			Net loss for the three months
Assets	Level 3	June 30, 2017	ended September 30, 2016

Other non-marketable investments	$1,211,000	$1,211,000	$(20,000)

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

Please refer to Note 16 – Stock Based Compensation Plans in the Company's Form 10-K for the year ended June 30, 2017 for more detail information on the Company’s stock-based compensation plans.

During the three months ended September 30, 2017 and 2016, the Company recorded stock option compensation cost of $62,000 and $72,000, respectively, related to stock options that were previously issued. As of September 30, 2017, there was a total of $241,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 2.96 years.

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

The following table summarizes the stock options activity from July 1, 2016 through September 30, 2017:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at	July 1, 2016	350,000	$16.70	5.95 years	$3,082,000
Granted		18,000	27.30
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Outstanding at	June 30, 2017	368,000	$17.21	5.17 years	$3,046,000
Exercisable at	June 30, 2017	286,000	$16.19	5.20 years	$2,635,000
Vested and Expected to vest at	June 30, 2017	368,000	$17.21	5.17 years	$3,046,000

Outstanding at	July 1, 2017	368,000	$17.21	5.17 years	$3,046,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Outstanding at	September 30, 2017	368,000	$17.21	4.92 years	$2,574,000
Exercisable at	September 30, 2017	286,000	$16.19	4.94 years	$2,249,000
Vested and Expected to vest at	September 30, 2017	368,000	$17.21	4.92 years	$2,574,000

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

Information below represents reported segments for the three months ended September 30, 2017 and 2016. Operating income from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income (loss) for investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax expense for the entire Company.

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2017	Operations	Operations	Transactions	Other	Total
Revenues	$14,436,000	$3,678,000	$-	$-	$18,114,000
Segment operating expenses	(10,589,000)	(1,895,000)	-	(831,000)	(13,315,000)
Segment income (loss) from operations	3,847,000	1,783,000	-	(831,000)	4,799,000
Interest expense - mortgage	(1,853,000)	(640,000)	-	-	(2,493,000)
Depreciation and amortization expense	(699,000)	(575,000)	-	-	(1,274,000)
Loss from investments	-	-	(1,252,000)	-	(1,252,000)
Income tax expense	-	-	-	(75,000)	(75,000)
Net income (loss)	$1,295,000	$568,000	$(1,252,000)	$(906,000)	$(295,000)
Total assets	$48,084,000	$54,681,000	$15,710,000	$12,542,000	$131,017,000

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2016	Operations	Operations	Transactions	Other	Total
Revenues	$14,605,000	$3,649,000	$-	$-	$18,254,000
Segment operating expenses	(10,256,000)	(1,807,000)	-	(728,000)	(12,791,000)
Segment income (loss) from operations	4,349,000	1,842,000	-	(728,000)	5,463,000
Interest expense - mortgage	(1,829,000)	(633,000)	-	-	(2,462,000)
Depreciation and amortization expense	(713,000)	(555,000)	-	-	(1,268,000)
Income from investments	-	-	914,000	-	914,000
Income tax expense	-	-	-	(1,052,000)	(1,052,000)
Net income (loss)	$1,807,000	$654,000	$914,000	$(1,780,000)	$1,595,000
Total assets	$50,985,000	$56,285,000	$20,319,000	$9,994,000	$137,583,000

NOTE 9 – RELATED PARTY TRANSACTIONS

On July 2, 2014, the Partnership obtained from the Company an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2017.

Also included in the balance of related party note payable at September 30, 2017 is the obligation to Hilton (Franchisor) in the form of a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. The outstanding balance of the note as of September 30, 2017 and June 30, 2017, was $3,879,000 and $3,958,000, respectively.

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash and related party and other notes payable balances in the condensed consolidated balance sheets as of September 30, 2017 and June 30, 2017.

In April 2017, Portsmouth obtained from InterGroup an unsecured short-term loan in the amount of $1,000,000 at 5% per year fixed interest, with a term of five months and maturing September 6, 2017. The loan was extended to September 15, 2017 and paid off on September 13, 2017.

Effective May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan, in order to maintain certain minimum net worth and liquidity guarantor covenant requirements that Portsmouth was unable to satisfy independently.

In connection with the redemption of the limited partnership interest of Justice, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of the partnership interests, refinancing of the Justices properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. As of September 30, 2017, $400,000 of these fees remain payable.

As of September 30, 2017, Justice has an outstanding accounts payable balance to InterGroup for $116,000 for management of the Hotel from June to December of 2016.

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

Item 2 – LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings of types regarded as common in our business, including administrative or judicial proceedings, such as employment or labor disputes, breach of contract liability and premises liability litigation. Where appropriate, we may establish financial reserves for such proceedings. We also maintain insurance to mitigate certain of such risks.

On April 21, 2014, the Partnership commenced arbitration against Glaser Weil Fink Howard Avchen & Shapiro, LLP, Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (“Respondents”) in connection with the redemption transaction. The arbitration alleges legal malpractice and also seeks declaratory relief regarding provisions of the redemption option agreement. The arbitration proceedings are active; discovery is proceeding. The hearing is set for April 2018 before JAMS in Los Angeles, California. No prediction can be given as to the outcome of this matter.

On May 5, 2016, Justice and Portsmouth entered into a settlement agreement relating to previously reported litigation with Evon Corporation and certain other parties.  Under the settlement agreement, Justice, a subsidiary of Portsmouth agreed to pay Evon Corporation $5,575,000. The final installment due was made in January 2017 and all conditions of the settlement agreement have been satisfied by the Company.

Item 3 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “will”, “would” and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, actual and threatened pandemics such as swine flu, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

As of September 30, 2017, the Company owned approximately 81.9% of the common shares of its subsidiary, Santa Fe and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 13.4% of the common shares of Portsmouth. The Company's principal sources of revenue continue to be derived from the general and limited partnership interests of its subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. Justice owns a 544- room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel” or the “Property”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

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

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017.  Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, began to provide management services for the Partnership pursuant to a management services agreement with a term of three years, subject to the Partnership’s right to terminate earlier, for cause.  In June 2016, GMP resigned.  After a lengthy review process of several national third party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions.  The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,000 is included in restricted cash and related party and other notes payable in the condensed consolidated balance sheets as of September 30, 2017 and June 30, 2017.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of real estate. Properties include sixteen apartment complexes, one commercial real estate property, and three single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has an investment in unimproved real property. All of the Company’s residential and commercial rental operating properties are managed in-house.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

The Company had net loss of $295,000 for the three months ended September 30, 2017 compared to net income of $1,595,000 for the three months ended September 30, 2016. The change to net loss from net income is primarily attributable to lower net income from Hotel operations and increased net losses from investment transactions during the quarter ended September 30, 2017.

Hotel Operations

The Company had net income from Hotel operations of $1,295,000 for the three months ended September 30, 2017 compared to net income of $1,807,000 for the three months ended September 30, 2016. The decrease is primarily due to the reduction of hotel room revenues and increased operating expenses contributed to lower net income from Hotel operations. The reduced room revenues were offset by increased food and beverage and garage revenues during the quarter ended September 30, 2017 compared to September 30, 2016.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2017 and 2016:

For the three months ended September 30,	2017	2016
Hotel revenues:
Hotel rooms	$11,842,000	$12,298,000
Food and beverage	1,759,000	1,449,000
Garage	781,000	681,000
Other operating departments	54,000	177,000
Total hotel revenues	14,436,000	14,605,000
Operating expenses excluding depreciation and amortization	(10,589,000)	(10,256,000)
Operating income before interest, depreciation and amortization	3,847,000	4,349,000
Interest expense - mortgage	(1,853,000)	(1,829,000)
Depreciation and amortization expense	(699,000)	(713,000)
Net income from Hotel operations	$1,295,000	$1,807,000

For the three months ended September 30, 2017, the Hotel had operating income of $3,847,000 before interest expense, depreciation and amortization on total operating revenues of $14,436,000 compared to operating income of $4,349,000 before interest expense, depreciation and amortization on total operating revenues of $14,605,000 for the three months ended September 30, 2016.  Room revenues decreased by $456,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due primarily to a shift of the largest San Francisco citywide of the year from September to November and to a lesser extent, the 4th of July Holiday impacted an entire week as it was in the mid-week during the quarter ended September 30, 2017 versus on or around a weekend during 2016. Food and beverage revenue increased by $310,000 as the result of increased catering and banquet revenue.

Total operating expenses increased by $333,000 this quarter as compared to the previous comparable quarter primarily due to increased operating expenses related to food and beverage, franchise fees, and management fees. The increase in operating expenses was offset by reduced advertising and sales expenses and other operating department expenses.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended September 30, 2016 and 2015.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR
2017	$254	93%	$237
2016	$255	97%	$246

The Hotel’s revenues decreased by 1% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $1 and RevPAR decreased by $9 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Average occupancy was 93% and 97% for the respective comparable periods.

Real estate revenues for the three months ended September 30, 2017 and 2016 remained relatively consistent at $3,678,000 and $3,649,000, respectively. Real estate operating expenses also remained relatively consistent for the three months ended September 30, 2017 and 2016. All of Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $1,022,000 for the three months ended September 30, 2017 compared to a net gain on marketable securities of $1,154,000 for the three months ended September 30, 2016. As of September 30, 2017 and 2016, approximately 29% and 51%, respectively, of the investment in marketable securities balance above is comprised of the common stock of Comstock Mining, Inc. (Comstock). As the result, the change in the market price of the common stock of Comstock will have a significant impact on the gain (loss) on marketable securities. For the three months ended September 30, 2017, the Company had a net realized loss of $300,000 and a net unrealized loss of $722,000. For the three months ended September 30, 2016, the Company had a net realized loss of $419,000 and a net unrealized gain of $735,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax expense during the three months ended September 30, 2017 and 2016 represents primarily the income tax effect of the pre-tax income at InterGroup and the pretax income of Portsmouth which includes its share in net income of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of September 30, 2017 and June 30, 2017 by selected industry groups.

		% of Total
As of September 30, 2017		Investment
Industry Group	Fair Value	Securities

Basic materials	$5,149,000	35.5%
Technology	3,693,000	25.5%
REIT's and real estate companies	1,116,000	7.7%
Corporate Bonds	1,916,000	13.2%
Energy	820,000	5.7%
Other	1,805,000	12.4%
	$14,499,000	100.0%

		% of Total
As of June 30, 2017		Investment
Industry Group	Fair Value	Securities

Basic materials	$6,222,000	36.2%
Technology	4,134,000	24.1%
REIT's and real estate companies	1,820,000	10.6%
Corporate Bonds	1,683,000	9.8%
Energy	1,345,000	7.8%
Other	1,973,000	11.5%
	$17,177,000	100.0%

As of September 30, 2017, 29% of the Company’s investment in marketable securities portfolio consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group.

For the three months ended September 30,	2017	2016
Net gain (loss) on marketable securities	$(1,022,000)	$1,154,000
Impairment loss on other investments	-	(20,000)
Dividend and interest income	83,000	42,000
Margin interest expense	(190,000)	(144,000)
Trading and management expenses	(123,000)	(118,000)
	$(1,252,000)	$914,000

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

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum and matures in January 2024. Beginning in February 2017, the loan began to amortize over a thirty-year period thru its maturity date. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine loan initially bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender. The outstanding balance of the senior loan and the mezzanine loans as of September 30, 2017 were $96,028,399 and $20,000,000 respectively. Effective May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan.

On July 2, 2014, the Partnership obtained from InterGroup (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2017.

In April 2017, Portsmouth obtained from InterGroup an unsecured short-term loan in the amount of $1,000,000 at 5% per year fixed interest, with a term of five months and maturing September 6, 2017. The short-term loan was extended to September 15, 2017 and paid off on September 13, 2017.

Despite an uncertain economy, the Hotel has continued to generate strong revenue growth. While the debt service requirements related the loans and the legal settlement may create some additional risks for the Company and its ability to generate cash flows in the future, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership’s current and future obligations and financial requirements.

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company's marketable securities are classified as trading with unrealized gains and losses recorded through the consolidated statements of operations.

Management believes that its cash, marketable securities, and the cash flows generated from those assets and from the partnership management fees, will be adequate to meet the Company’s current and future obligations. Additionally, management believes there is significant appreciated value in the Hotel property to support additional borrowings, if necessary.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2017, the Company’s material financial obligations which also includes interest payments.

		9 Months	Year	Year	Year	Year
	Total	2018	2019	2020	2021	2022	Thereafter
Mortgage and subordinated notes payable	$180,404,000	$2,187,000	$4,022,000	$3,154,000	$15,180,000	$3,113,000	$152,748,000
Other notes payable	6,020,000	277,000	474,000	616,000	567,000	567,000	3,519,000
Interest	57,139,000	7,938,000	9,618,000	9,478,000	9,078,000	8,561,000	12,466,000
Total	$243,563,000	$10,402,000	$14,114,000	$13,248,000	$24,825,000	$12,241,000	$168,733,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three months ended September 30, 2017. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for a summary of the critical accounting policies.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As stated in the Company’s Form 10-K for the year ended June 30, 2017, we identified a material weakness in internal controls over financial reporting related to our deferred income taxes and income tax expense during the fourth quarter of fiscal 2017. During the quarter ended September 30, 2017, we hired new tax CPA specialist to perform detailed analysis which was completed for the year ended June 30, 2017. We also assigned our audit committee with oversight responsibilities. The Company has taken steps to remediate the material weakness and improved its internal control over financial reporting during the last quarterly period covered by this Form 10-Q.

PART II.

OTHER INFORMATION

Item 5. Exhibits.

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

THE INTERGROUP CORPORATION
(Registrant)

Date:	November 8, 2017	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	November 8, 2017	by	/s/ Danfeng Xu
Danfeng Xu, Treasurer
and Controller