Form 10-Q
period 2017-12-31
INTERGROUP CORP
filed 2018-02-02
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of January 30, 2018 was 2,355,098.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

As of	December 31, 2017	June 30, 2017
ASSETS
Investment in hotel, net	$40,820,000	$42,092,000
Investment in real estate, net	54,402,000	54,984,000
Investment in marketable securities	13,209,000	17,177,000
Other investments, net	963,000	1,211,000
Cash and cash equivalents	2,309,000	2,871,000
Restricted cash	7,686,000	7,402,000
Other assets, net	3,075,000	3,365,000
Deferred income taxes	3,688,000	4,107,000

Total assets	$126,152,000	$133,209,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$2,971,000	$2,947,000
Accounts payable and other liabilities - hotel	11,870,000	12,833,000
Due to securities broker	2,792,000	3,012,000
Obligations for securities sold	2,071,000	3,710,000
Related party and other notes payable	5,920,000	6,112,000
Mortgage notes payable - hotel	115,038,000	115,615,000
Mortgage notes payable - real estate	63,597,000	64,298,000
Total liabilities	204,259,000	208,527,000

Shareholders' deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,395,616 and 3,395,616 issued; 2,355,098 and 2,359,724 outstanding, respectively	33,000	33,000
Additional paid-in capital	10,468,000	10,346,000
Accumulated deficit	(46,915,000)	(45,298,000)
Treasury stock, at cost, 1,040,518 and 1,035,892 shares, respectively	(12,735,000)	(12,626,000)
Total InterGroup shareholders' deficit	(49,149,000)	(47,545,000)
Noncontrolling interest	(28,958,000)	(27,773,000)
Total shareholders' deficit	(78,107,000)	(75,318,000)

Total liabilities and shareholders' equity	$126,152,000	$133,209,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended December 31,	2017	2016
Revenues:
Hotel	$13,187,000	$12,837,000
Real estate	3,625,000	3,605,000
Total revenues	16,812,000	16,442,000
Costs and operating expenses:
Hotel operating expenses	(10,743,000)	(9,611,000)
Real estate operating expenses	(2,102,000)	(1,754,000)
Depreciation and amortization expenses	(1,267,000)	(1,370,000)
General and administrative expenses	(730,000)	(602,000)

Total costs and operating expenses	(14,842,000)	(13,337,000)

Income from operations	1,970,000	3,105,000

Other income (expense):
Interest expense - mortgages	(2,490,000)	(2,402,000)
Net loss on marketable securities	(1,178,000)	(3,290,000)
Impairment loss on other investments	(200,000)	(24,000)
Dividend and interest income	48,000	68,000
Trading and margin interest expense	(313,000)	(291,000)
Total other expense, net	(4,133,000)	(5,939,000)

Loss before income taxes	(2,163,000)	(2,834,000)
Income tax (expense) benefit	(344,000)	825,000
Net loss	(2,507,000)	(2,009,000)
Less: Net loss attributable to the noncontrolling interest	1,302,000	293,000
Net loss attributable to InterGroup	$(1,205,000)	$(1,716,000)

Net loss per share
Basic and diluted	$(1.06)	$(0.85)

Net loss per share attributable to InterGroup
Basic and diluted	$(0.51)	$(0.72)

Weighted average number of basic and diluted common shares outstanding	2,371,125	2,375,654

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the six months ended December 31,	2017	2016
Revenues:
Hotel	$27,624,000	$27,442,000
Real estate	7,302,000	7,254,000
Total revenues	34,926,000	34,696,000
Costs and operating expenses:
Hotel operating expenses	(21,332,000)	(19,867,000)
Real estate operating expenses	(3,997,000)	(3,561,000)
Depreciation and amortization expenses	(2,541,000)	(2,638,000)
General and administrative expenses	(1,561,000)	(1,330,000)

Total costs and operating expenses	(29,431,000)	(27,396,000)

Income from operations	5,495,000	7,300,000

Other income (expense):
Interest expense - mortgages	(4,983,000)	(4,864,000)
Net loss on marketable securities	(2,200,000)	(2,136,000)
Impairment loss on other investments	(200,000)	(44,000)
Dividend and interest income	131,000	110,000
Trading and margin interest expense	(626,000)	(553,000)
Total other expense, net	(7,878,000)	(7,487,000)

Loss before income taxes	(2,383,000)	(187,000)
Income tax expense	(419,000)	(227,000)
Net loss	(2,802,000)	(414,000)
Less: Net loss (income) attributable to the noncontrolling interest	1,185,000	(111,000)
Net loss attributable to InterGroup	$(1,617,000)	$(525,000)

Net loss per share
Basic and diluted	$(1.18)	$(0.17)

Net loss per share attributable to InterGroup
Basic and diluted	$(0.68)	$(0.22)

Weighted average number of basic and diluted common shares outstanding	2,371,445	2,378,690

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the six months ended December 31,	2017	2016
Cash flows from operating activities:
Net loss	$(2,802,000)	$(414,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,597,000	2,638,000
Net unrealized loss on marketable securities	2,081,000	2,448,000
Impairment loss on other investments	200,000	44,000
Stock compensation expense	122,000	140,000
Deferred taxes	419,000	227,000
Changes in assets and liabilities:
Investment in marketable securities	1,887,000	(5,210,000)
Other assets	290,000	2,648,000
Accounts payable and other liabilities	(939,000)	(3,406,000)
Due to securities broker	(220,000)	2,530,000
Obligations for securities sold	(1,639,000)	867,000
Net cash provided by operating activities	1,996,000	2,512,000

Cash flows from investing activities:
Investment in hotel, net	(109,000)	(317,000)
Investment in real estate, net	(578,000)	(615,000)
Investment in Santa Fe	-	(30,000)
Proceeds from other investments	48,000	-
Net cash used in investing activities	(639,000)	(962,000)

Cash flows from financing activities:
Restricted cash - payment of mortgage impounds	(284,000)	(962,000)
Net payments of mortgage and other notes payable	(1,526,000)	(1,869,000)
Purchase of treasury stock	(109,000)	(352,000)
Net cash used in financing activities	(1,919,000)	(3,183,000)

Net decrease in cash and cash equivalents	(562,000)	(1,633,000)
Cash and cash equivalents at the beginning of the period	2,871,000	5,404,000
Cash and cash equivalents at the end of the period	$2,309,000	$3,771,000
Supplemental information:
Interest paid	$5,336,000	$5,167,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

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

The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2018.

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

As of December 31, 2017, the Company had the power to vote 85.8% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe’s primary business is conducted through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors Limited Partnership; a California limited partnership (“Justice” or the “Partnership”). InterGroup also directly owns approximately 13.4% of the common stock of Portsmouth.

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

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three-year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. After a lengthy review process of several national third-party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,000 is included in the restricted cash and related party and other notes payable balances in the condensed consolidated balance sheets as of December 31, 2017 and June 30, 2017.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include fifteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. As of December 31, 2017, all of the Company’s residential and commercial rental properties are managed in-house.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax expense during the three and six months ended December 31, 2017 and 2016 represents the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel.

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

Effective as of May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of December 31, 2017, InterGroup is in compliance with both requirements.

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

Recently Issued Accounting Pronouncements and U.S. Tax Reform

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing corporate income tax by, among other things, lowering corporate income tax rates. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years.

The reduction of the corporate tax rate will cause us to reduce our deferred tax asset to the lower federal base rate of 21%. As a result, a provisional net charge of $879,000 was included in the income tax expense for the quarter ended December 31, 2017.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impact. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending June 30, 2018.

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2017	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	27,896,000	(25,297,000)	2,599,000
Building and improvements	64,324,000	(28,841,000)	35,483,000
	$94,958,000	$(54,138,000)	$40,820,000

		Accumulated	Net Book
June 30, 2017	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	27,681,000	(24,569,000)	3,112,000
Building and improvements	64,308,000	(28,066,000)	36,242,000
	$94,727,000	$(52,635,000)	$42,092,000

NOTE 3 – INVESTMENT IN REAL ESTATE

Investment in real estate consisted of the following:

As of	December 31, 2017	June 30, 2017
Land	$25,033,000	$25,033,000
Buildings, improvements and equipment	67,382,000	66,804,000
Accumulated depreciation	(38,013,000)	(36,853,000)
Investment in real estate, net	$54,402,000	$54,984,000

In July 2015, the Company purchased residential house in Los Angeles, California as a strategic asset for $1,975,000 in cash. In August 2016, the Company obtained a mortgage note payable on the house in the amount of $1,000,000. The note has an adjustable interest rate of 5.25% as of December 31, 2017 and requires interest only payments for the first twenty-three months with a balloon payment at maturity in August 2018.

NOTE 4 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At December 31, 2017 and June 30, 2017, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of December 31, 2017
Corporate Equities	$27,296,000	$2,251,000	$(16,338,000)	$(14,087,000)	$13,209,000

As of June 30, 2017
Corporate Equities	$29,170,000	$1,768,000	$(13,761,000)	$(11,993,000)	$17,177,000

As of December 31, 2017 and June 30, 2017, approximately 16% and 28%, respectively, of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc.

As of December 31, 2017 and June 30, 2017, the Company had unrealized losses of $16,105,000 and $13,294,000, respectively, related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the respective periods:

For the three months ended December 31,	2017	2016
Realized gain (loss) on marketable securities	$181,000	$(107,000)
Unrealized gain (loss) on marketable securities	726,000	(260,000)
Unrealized loss on marketable securities related to Comstock	(2,085,000)	(2,923,000)
Net loss on marketable securities	$(1,178,000)	$(3,290,000)

For the six months ended December 31,	2017	2016
Realized (loss) gain on marketable securities	$(119,000)	$312,000
Unrealized gain (loss) on marketable securities	673,000	(57,000)
Unrealized loss on marketable securities related to Comstock	(2,754,000)	(2,391,000)
Net loss on marketable securities	$(2,200,000)	$(2,136,000)

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

Other investments, net consist of the following:

Type	December 31, 2017	June 30, 2017
Private equity hedge fund, at cost	$582,000	$782,000
Other preferred stock, at cost	381,000	429,000
	$963,000	$1,211,000

NOTE 6 – FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities and obligations for securities sold) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

The assets measured at fair value on a recurring basis are as follows:

As of	12/31/2017	6/30/2017
	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
Basic materials	$2,640,000	$6,222,000
Technology	3,039,000	4,134,000
REITs and real estate companies	1,494,000	1,820,000
Energy	472,000	1,345,000
Corporate Bonds	1,774,000	1,683,000
Other	3,790,000	1,973,000
	$13,209,000	$17,177,000

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

			Net loss for the six months
Assets	Level 3	December 31, 2017	ended December 31, 2017

Other non-marketable investments	$963,000	$963,000	$(200,000)

			Net loss for the six months
Assets	Level 3	June 30, 2017	ended December 31, 2016

Other non-marketable investments	$1,211,000	$1,211,000	$(44,000)

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

During the three months ended December 31, 2017 and 2016, the Company recorded stock option compensation cost of $60,000 and $66,000, respectively, related to stock options that were previously issued. For the six months ended December 31, 2017 and 2016, the Company recorded stock option compensation cost of $122,000 and $140,000, respectively, related to stock options that were previously issued. As of December 31, 2017, there was a total of $181,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 2.90 years.

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

The following table summarizes the stock options activity from July 1, 2016 through December 31, 2017:

		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	July 1, 2016	350,000	$16.70	5.95 years	$3,082,000
Granted		18,000	27.30
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Oustanding at	June 30, 2017	368,000	$17.21	5.17 years	$3,046,000
Exercisable at	June 30, 2017	286,000	$16.19	5.20 years	$2,635,000
Vested and Expected to vest at	June 30, 2017	368,000	$17.21	5.17 years	$3,046,000

Oustanding at	July 1, 2017	368,000	$17.21	5.17 years	$3,046,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Oustanding at	December 31, 2017	368,000	$17.21	4.67 years	$2,500,575
Exercisable at	December 31, 2017	318,000	$16.47	4.80 years	$2,345,000
Vested and Expected to vest at	December 31, 2017	368,000	$17.21	4.67 years	$2,500,575

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

Information below represents reported segments for the three and six months ended December 31, 2017 and 2016. Operating income from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income (loss) for investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax expense for the entire Company.

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2017	Operations	Operations	Transactions	Corporate	Total
Revenues	$13,187,000	$3,625,000	$-	$-	$16,812,000
Segment operating expenses	(10,743,000)	(2,102,000)	-	(730,000)	(13,575,000)
Segment income (loss) from operations	2,444,000	1,523,000	-	(730,000)	3,237,000
Interest expense - mortgage	(1,850,000)	(640,000)	-	-	(2,490,000)
Depreciation and amortization expense	(682,000)	(585,000)	-	-	(1,267,000)
Loss from investments	-	-	(1,643,000)	-	(1,643,000)
Income tax expense	-	-	-	(344,000)	(344,000)
Net income (loss)	$(88,000)	$298,000	$(1,643,000)	$(1,074,000)	$(2,507,000)
Total assets	$49,626,000	$54,402,000	$14,172,000	$7,952,000	$126,152,000

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2016	Operations	Operations	Transactions	Corporate	Total
Revenues	$12,837,000	$3,605,000	$-	$-	$16,442,000
Segment operating expenses	(9,611,000)	(1,754,000)	-	(602,000)	(11,967,000)
Segment income (loss) from operations	3,226,000	1,851,000	-	(602,000)	4,475,000
Interest expense - mortgage	(1,750,000)	(652,000)	-	-	(2,402,000)
Depreciation and amortization expense	(810,000)	(560,000)	-	-	(1,370,000)
Loss from investments	-	-	(3,537,000)	-	(3,537,000)
Income tax benefit	-	-	-	825,000	825,000
Net income (loss)	$666,000	$639,000	$(3,537,000)	$223,000	$(2,009,000)
Total assets	$50,206,000	$55,856,000	$18,029,000	$8,701,000	$132,792,000

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2017	Operations	Operations	Transactions	Corporate	Total
Revenues	$27,624,000	$7,302,000	$-	$-	$34,926,000
Segment operating expenses	(21,332,000)	(3,997,000)	-	(1,561,000)	(26,890,000)
Segment income (loss) from operations	6,292,000	3,305,000	-	(1,561,000)	8,036,000
Interest expense - mortgage	(3,703,000)	(1,280,000)	-	-	(4,983,000)
Depreciation and amortization expense	(1,381,000)	(1,160,000)	-	-	(2,541,000)
Loss from investments	-	-	(2,895,000)	-	(2,895,000)
Income tax expense	-	-	-	(419,000)	(419,000)
Net income (loss)	$1,208,000	$865,000	$(2,895,000)	$(1,980,000)	$(2,802,000)
Total assets	$49,626,000	$54,402,000	$14,172,000	$7,952,000	$126,152,000

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2016	Operations	Operations	Transactions	Corporate	Total
Revenues	$27,442,000	$7,254,000	$-	$-	$34,696,000
Segment operating expenses	(19,867,000)	(3,561,000)	-	(1,330,000)	(24,758,000)
Segment income (loss) from operations	7,575,000	3,693,000	-	(1,330,000)	9,938,000
Interest expense - mortgage	(3,579,000)	(1,285,000)	-	-	(4,864,000)
Depreciation and amortization expense	(1,523,000)	(1,115,000)	-	-	(2,638,000)
Loss from investments	-	-	(2,623,000)	-	(2,623,000)
Income tax expense	-	-	-	(227,000)	(227,000)
Net income (loss)	$2,473,000	$1,293,000	$(2,623,000)	$(1,557,000)	$(414,000)
Total assets	$50,206,000	$55,856,000	$18,029,000	$8,701,000	$132,792,000

NOTE 9 – RELATED PARTY TRANSACTIONS

On July 2, 2014, the Partnership obtained from the Company an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2018.

Also included in the balance of related party note payable at December 31, 2017 is the obligation to Hilton (Franchisor) in the form of a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. The outstanding balance of the note as of December 31, 2017 and June 30, 2017, was $3,800,000 and $3,958,000, respectively.

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash and related party and other notes payable balances in the condensed consolidated balance sheets as of December 31, 2017 and June 30, 2017.

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

In connection with the redemption of the limited partnership interest of Justice, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of the partnership interests, refinancing of the Justices properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. As of December 31, 2017, $400,000 of these fees remain payable.

As of June 30, 2017, Justice had an outstanding accounts payable balance to InterGroup for $316,000 for management of the Hotel from June to December of 2016. As of December 31,2017, that balance was paid off.

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

On April 21, 2014, the Partnership commenced arbitration against Glaser Weil Fink Howard Avchen & Shapiro, LLP, Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (“Respondents”) in connection with the redemption transaction. The arbitration alleges legal malpractice and also seeks declaratory relief regarding provisions of the redemption option agreement. The arbitration proceedings are active; discovery is proceeding. The hearing is set for April 2018 before JAMS in Los Angeles, California. The parties began a series of mediation sessions prior to the scheduled hearing. No prediction can be given as to the outcome of this matter.

On May 5, 2016, Justice and Portsmouth entered into a settlement agreement relating to previously reported litigation with Evon Corporation and certain other parties.  Under the settlement agreement, Justice, a subsidiary of Portsmouth agreed to pay Evon Corporation $5,575,000. The final installment due was made in January 2017 and all conditions of the settlement agreement have been satisfied by Justice and Portsmouth.

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

RESULTS OF OPERATIONS

As of December 31, 2017, the Company owned approximately 81.9% of the common shares of its subsidiary, Santa Fe and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 13.4% of the common shares of Portsmouth. The Company's principal sources of revenue continue to be derived from the general and limited partnership interests of its subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. Justice owns a 544- room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel” or the “Property”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

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

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017.  Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, began to provide management services for the Partnership pursuant to a management services agreement with a term of three years, subject to the Partnership’s right to terminate earlier, for cause.  In June 2016, GMP resigned.  After a lengthy review process of several national third party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions.  The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,000 is included in restricted cash and related party and other notes payable in the condensed consolidated balance sheets as of December 31, 2017 and June 30, 2017.

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

Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016

The Company had a net loss of $2,507,000 for the three months ended December 31, 2017 compared to net loss of $2,009,000 for the three months ended December 31, 2016. The increase in the net loss is primarily attributable to higher operating expenses from the Hotel operations and the increase in income tax expense.

Hotel Operations

The Company had net loss from Hotel operations of $88,000 for the three months ended December 31, 2017 compared to net income of $666,000 for the three months ended December 31, 2016. The change is primarily due to increased operating expenses. The increase in revenues were offset by increased franchise fees, legal fees and union wages during the quarter ended December 31, 2017 compared to December 31, 2016.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2017 and 2016.

For the three months ended December 31,	2017	2016
Hotel revenues:
Hotel rooms	$10,710,000	$10,497,000
Food and beverage	1,614,000	1,506,000
Garage	735,000	643,000
Other operating departments	128,000	191,000
Total hotel revenues	13,187,000	12,837,000
Operating expenses excluding depreciation and amortization	(10,743,000)	(9,611,000)
Operating income before interest, depreciation and amortization	2,444,000	3,226,000
Interest expense - mortgage	(1,850,000)	(1,750,000)
Depreciation and amortization expense	(682,000)	(810,000)
Net income (loss) from Hotel operations	$(88,000)	$666,000

For the three months ended December 31, 2017, the Hotel had operating income of $2,444,000 before interest expense, depreciation and amortization on total operating revenues of $13,187,000 compared to operating income of $3,226,000 before interest expense, depreciation and amortization on total operating revenues of $12,837,000 for the three months ended December 31, 2016.  Room revenues increased by $213,000 for the three months ended December 31, 2017 compared to the three months ended December 31, 2016 primarily due to Salesforce citywide conference moving from third quarter in 2016 to fourth quarter in 2017. Food and beverage revenue increased by $108,000 as a result of increased catering and banquet services. Garage revenues increased by $92,000.

Total operating expenses increased by $1,132,000 this quarter as compared to the previous comparable quarter primarily due to increased operating expenses related to food and beverage, rooms, franchise fees, and legal fees.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the three months ended December 31, 2017 and 2016.

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2017	$240	89%	$212
2016	$236	89%	$210

The Hotel’s revenues increased by 2.7% this quarter as compared to the previous comparable quarter. Average daily rate increased by $4 and RevPAR increased by $2 for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. Average occupancy was 89% for both quarters.

Real Estate Operations

Real estate revenues for the three months ended December 31, 2017 and 2016 remained relatively consistent at $3,625,000 and $3,605,000, respectively. Real estate operating expenses increased for the three months ended December 31, 2017 comparing to the three months ended December 31, 2016 primarily due to increase in real estate taxes. All of Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $1,178,000 for the three months ended December 31, 2017 compared to a net loss on marketable securities of $3,290,000 for the three months ended December 31, 2016. As of December 31, 2017 and 2016, approximately 16% and 41%, respectively, of the investment in marketable securities balance above is comprised of the common stock of Comstock Mining, Inc. (Comstock). As the result, the change in the market price of the common stock of Comstock will have a significant impact on the gain (loss) on marketable securities. For the three months ended December 31, 2017, the Company had a net realized gain of $181,000 and a net unrealized loss of $1,359,000. For the three months ended December 31, 2016, the Company had a net realized loss of $107,000 and a net unrealized loss of $3,183,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax expense during the three months ended December 31, 2017 and 2016 represents primarily the income tax effect of the pre-tax income at InterGroup and the pretax income of Portsmouth which includes its share in net income of the Hotel.

Six Months Ended December 31, 2017 Compared to the Six Months Ended December 31, 2016

The Company had a net loss of $2,802,000 for the six months ended December 31, 2017 compared to net loss of $414,000 for the six months ended December 31, 2016. The increase in the net loss is primarily attributable to higher operating expenses from the Hotel and real estate.

Hotel Operations

Net income from Hotel operations was $1,208,000 for the six months ended December 31, 2017 compared to net income of $2,473,000 for the six months ended December 31, 2016. The decrease in net income is primarily due to increased operating expenses. The increase in revenues were offset by increased franchise fees, legal fees and union wages during the six months ended December 31, 2017 compared to December 31, 2016.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2017 and 2016.

For the six months ended December 31,	2017	2016
Hotel revenues:
Hotel rooms	$22,552,000	$22,795,000
Food and beverage	3,373,000	2,955,000
Garage	1,516,000	1,324,000
Other operating departments	183,000	368,000
Total hotel revenues	27,624,000	27,442,000
Operating expenses excluding depreciation and amortization	(21,332,000)	(19,867,000)
Operating income before loss on disposal of assets, interest, depreciation and amortization	6,292,000	7,575,000
Interest expense - mortgage	(3,703,000)	(3,579,000)
Depreciation and amortization expense	(1,381,000)	(1,523,000)
Net income from Hotel operations	$1,208,000	$2,473,000

For the six months ended December 31, 2017, the Hotel had operating income of $6,292,000 before interest, depreciation and amortization on total operating revenues of $27,624,000 compared to operating income of $7,575,000 before interest, depreciation and amortization on total operating revenues of $27,442,000 for the six months ended December 31, 2016.  Room revenues decreased by $243,000 for the six months ended December 31, 2017 compared to the six months ended December 31, 2016 primarily as the result of the decrease in group business and the decrease in the average daily rate. Food and beverage revenue increased by $418,000 as the result of an increase in the catering and banquet services from the decrease in the group business. Garage revenues increased by $192,000 as a result of freeing parking spaces that were utilized as storage by previous management as well as additional valet parking income.

Total operating expenses increased by $1,465,000 for the six months ended December 31, 2017 as compared to the six months ended December 31, 2016 primarily due to the increase in legal fees associated with the Glaser matter, franchise fees, food, beverage and room operating expenses; the increase was offset by reduced advertising and sales costs, repairs and maintenance expense, and other operating department expenses.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the six months ended December 31, 2017 and 2016.

Six months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2017	$247	91%	$225
2016	$245	93%	$228

The Hotel’s total revenues increased by 0.7% for the six months ended December 31, 2017 as compared to the six months ended December 31, 2016. Average daily rate increased by $2 and RevPAR decreased by $3 for the six months ended December 31, 2017 compared to the six months ended December 31, 2016. Average occupancy decreased by 2% during the six months ended December 31, 2017 versus the comparable period.

Real Estate Operations

Real estate revenues for the six months ended December 31, 2017 and 2016 remained relatively consistent at $7,302,000 and $7,254,000, respectively. Real estate operating expenses increased for the six months ended December 31, 2017 comparing to the six months ended December 31, 2016 primarily due to increase in real estate taxes. All of Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $2,200,000 for the six months ended December 31, 2017 compared to a net loss on marketable securities of $2,136,000 for the six months ended December 31, 2016. For the six months ended December 31, 2017 and 2016, the Company had a net loss of approximately $2,754,000 and $2,391,000 related to the Company’s investment in the common stock of Comstock. For the six months ended December 31, 2017, the Company had a net realized loss of $119,000 and a net unrealized loss of $2,081,000. For the six months ended December 31, 2016, the Company had a net realized gain of $312,000 and a net unrealized loss of $2,448,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the six months ended December 31, 2017 and 2016, the Company performed an impairment analysis of its other investments and determined that its investments had an other than temporary impairment and recorded impairment losses of $200,000 and $44,000 in the respective periods.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax (expense) benefit during the six months ended December 31, 2017 and 2016 represents primarily the income tax effect of the pre-tax loss at InterGroup and Portsmouth’s pretax income (loss) which includes its share in net income of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of December 31, 2017 and June 30, 2017 by selected industry groups.

		% of Total
As of December 31, 2017		Investment
Industry Group	Fair Value	Securities

Basic materials	$2,640,000	20.0%
Technology	3,039,000	23.0%
REIT's and real estate ompanies	1,494,000	11.3%
Corporate Bonds	1,774,000	13.4%
Energy	472,000	3.6%
Financial	1,046,000	7.9%
Other	2,744,000	20.8%
	$13,209,000	100.0%

		% of Total
As of June 30, 2017		Investment
Industry Group	Fair Value	Securities

Basic materials	$6,222,000	36.2%
Technology	4,134,000	24.1%
REIT's and real estate ompanies	1,820,000	10.6%
Corporate Bonds	1,683,000	9.8%
Energy	1,345,000	7.8%
Other	1,973,000	11.5%
	$17,177,000	100.0%

As of December 31, 2017, 16% of the Company’s investment in marketable securities portfolio consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended December 31,	2017	2016
Net loss on marketable securities	$(1,178,000)	$(3,290,000)
Impairment loss on other investments	(200,000)	(24,000)
Dividend and interest income	48,000	68,000
Margin interest expense	(162,000)	(159,000)
Trading and management expenses	(151,000)	(132,000)
	$(1,643,000)	$(3,537,000)

For the six months ended December 31,	2017	2016
Net loss on marketable securities	$(2,200,000)	$(2,136,000)
Impairment loss on other investments	(200,000)	(44,000)
Dividend and interest income	131,000	110,000
Margin interest expense	(352,000)	(303,000)
Trading and management expenses	(274,000)	(250,000)
	$(2,895,000)	$(2,623,000)

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

On July 2, 2014, the Partnership obtained from InterGroup (a related party) an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2018.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of December 31, 2017, the Company’s material financial obligations which also including interest payments.

		6 Months	Year	Year	Year	Year
	Total	2018	2019	2020	2021	2022	Thereafter
Mortgage and subordinated notes payable	$179,704,000	$1,463,000	$3,980,000	$3,103,000	$15,171,000	$3,078,000	$152,909,000
Other notes payable	5,919,000	184,000	474,000	607,000	567,000	567,000	3,520,000
Interest	54,872,000	5,139,000	9,919,000	9,529,000	9,120,000	8,591,000	12,574,000
Total	$240,495,000	$6,786,000	$14,373,000	$13,239,000	$24,858,000	$12,236,000	$169,003,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the six months ended December 31, 2017. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for a summary of the critical accounting policies.

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

THE INTERGROUP CORPORATION
(Registrant)

Date:	February 2, 2018	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	February 2, 2018	by	/s/ Danfeng Xu
Danfeng Xu, Treasurer
and Controller

- 25 -