Form 10-Q
period 2018-03-31
INTERGROUP CORP
filed 2018-04-27
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_________

Commission File Number 1-10324

THE INTERGROUP CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	13-3293645
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

11620 Wilshire Boulevard, Suite 350, Los Angeles, California 90025

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

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of April 26, 2018 was 2,350,097.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of	March 31, 2018	June 30, 2017
ASSETS
Investment in hotel, net	$40,234,000	$42,092,000
Investment in real estate, net	53,955,000	54,984,000
Investment in marketable securities	9,442,000	17,177,000
Other investments, net	893,000	1,211,000
Cash and cash equivalents	3,671,000	2,871,000
Restricted cash	8,036,000	7,402,000
Other assets, net	2,576,000	3,365,000
Deferred income taxes	3,677,000	4,107,000

Total assets	$122,484,000	$133,209,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$2,854,000	$2,947,000
Accounts payable and other liabilities - hotel	12,010,000	12,833,000
Due to securities broker	420,000	3,012,000
Obligations for securities sold	884,000	3,710,000
Related party and other notes payable	5,827,000	6,112,000
Mortgage notes payable - hotel	114,670,000	115,615,000
Mortgage notes payable - real estate	63,231,000	64,298,000
Total liabilities	199,896,000	208,527,000

Shareholders' deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,395,616 and 3,395,616 issued; 2,350,097 and 2,359,724 outstanding, respectively	33,000	33,000
Additional paid-in capital	10,499,000	10,346,000
Accumulated deficit	(46,387,000)	(45,298,000)
Treasury stock, at cost, 1,045,519 and 1,035,892 shares, respectively	(12,850,000)	(12,626,000)
Total InterGroup shareholders' deficit	(48,705,000)	(47,545,000)
Noncontrolling interest	(28,707,000)	(27,773,000)
Total shareholders' deficit	(77,412,000)	(75,318,000)

Total liabilities and shareholders' equity	$122,484,000	$133,209,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended March 31,	2018	2017
Revenues:
Hotel	$14,344,000	$13,495,000
Real estate	3,628,000	3,713,000
Total revenues	17,972,000	17,208,000
Costs and operating expenses:
Hotel operating expenses	(10,573,000)	(10,333,000)
Real estate operating expenses	(1,843,000)	(1,731,000)
Depreciation and amortization expenses	(1,260,000)	(1,255,000)
General and administrative expenses	(828,000)	(752,000)

Total costs and operating expenses	(14,504,000)	(14,071,000)

Income from operations	3,468,000	3,137,000

Other income (expense):
Interest expense - mortgages	(2,360,000)	(2,470,000)
Net loss on marketable securities	(108,000)	(390,000)
Unrealized loss on other investments	(42,000)	-
Impairment loss on other investments	-	(121,000)
Dividend and interest income	92,000	125,000
Trading and margin interest expense	(260,000)	(292,000)
Total other expense, net	(2,678,000)	(3,148,000)

Income (loss) before income taxes	790,000	(11,000)
Income tax expense	(11,000)	(159,000)
Net income (loss)	779,000	(170,000)
Less: Net (income) loss attributable to the noncontrolling interest	(251,000)	23,000
Net income (loss) attributable to InterGroup	$528,000	$(147,000)

Net income (loss) per share
Basic	$0.33	$(0.07)
Diluted	$0.29	$(0.07)

Net income (loss) per share attributable to InterGroup
Basic	$0.22	$(0.06)
Diluted	$0.20	$(0.06)

Weighted average number of basic common shares outstanding	2,353,073	2,364,395
Weighted average number of diluted common shares outstanding	2,671,073	2,364,395

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the nine months ended March 31,	2018	2017
Revenues:
Hotel	$41,968,000	$40,937,000
Real estate	10,930,000	10,967,000
Total revenues	52,898,000	51,904,000
Costs and operating expenses:
Hotel operating expenses	(31,905,000)	(30,200,000)
Real estate operating expenses	(5,840,000)	(5,292,000)
Depreciation and amortization expenses	(3,801,000)	(3,893,000)
General and administrative expenses	(2,389,000)	(2,082,000)

Total costs and operating expenses	(43,935,000)	(41,467,000)

Income from operations	8,963,000	10,437,000

Other income (expense):
Interest expense - mortgages	(7,343,000)	(7,334,000)
Net loss on marketable securities	(2,308,000)	(2,526,000)
Unrealized loss on other investments	(42,000)	-
Impairment loss on other investments	(200,000)	(165,000)
Dividend and interest income	223,000	235,000
Trading and margin interest expense	(886,000)	(845,000)
Total other expense, net	(10,556,000)	(10,635,000)

Loss before income taxes	(1,593,000)	(198,000)
Income tax expense	(430,000)	(386,000)
Net loss	(2,023,000)	(584,000)
Less: Net loss (income) attributable to the noncontrolling interest	934,000	(88,000)
Net loss attributable to InterGroup	$(1,089,000)	$(672,000)

Net loss per share
Basic and diluted	$(0.86)	$(0.25)

Net loss per share attributable to InterGroup
Basic and diluted	$(0.46)	$(0.28)

Weighted average number of basic and diluted common shares outstanding	2,357,289	2,363,292

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine months ended March 31,	2018	2017
Cash flows from operating activities:
Net loss	$(2,023,000)	$(584,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,840,000	3,977,000
Net unrealized loss on marketable securities	2,723,000	3,040,000
Unrealized loss on other investments	42,000	-
Impairment loss on other investments	200,000	165,000
Stock compensation expense	153,000	206,000
Deferred taxes	430,000	386,000
Changes in assets and liabilities:
Investment in marketable securities	5,012,000	(3,980,000)
Other assets	789,000	2,752,000
Accounts payable and other liabilities	(916,000)	(2,548,000)
Due to securities broker	(2,592,000)	1,802,000
Obligations for securities sold	(2,826,000)	1,656,000
Net cash provided by operating activities	4,832,000	6,872,000

Cash flows from investing activities:
Investment in hotel, net	(192,000)	(207,000)
Investment in real estate, net	(722,000)	(705,000)
Investment in Santa Fe	-	(34,000)
Investment in Portsmouth	-	(36,000)
Proceeds from other investments	76,000	-
Payments for other investments	-	(360,000)
Net cash used in investing activities	(838,000)	(1,342,000)

Cash flows from financing activities:
Restricted cash - payment of mortgage impounds	(634,000)	(1,096,000)
Net payments of mortgage and other notes payable	(2,336,000)	(3,103,000)
Purchase of treasury stock	(224,000)	(452,000)
Net cash used in financing activities	(3,194,000)	(4,651,000)

Net increase in cash and cash equivalents	800,000	879,000
Cash and cash equivalents at the beginning of the period	2,871,000	5,404,000
Cash and cash equivalents at the end of the period	$3,671,000	$6,283,000

Supplemental information:
Interest paid	$7,835,000	$7,801,000
Non-cash transaction:
Key money incentive fee	$-	$2,000,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2018.

Basic and diluted income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. For the three months ending March 31, 2018, the Company had 318,000 stock options that were considered potentially dilutive common shares. The basic and diluted earnings per share were the same for the three months ending March 31, 2017 because the Company had a net loss.

As of March 31, 2018, the Company had the power to vote 85.8% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

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

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three-year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. After a lengthy review process of several national third-party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,000 is included in the restricted cash and related party and other notes payable balances in the condensed consolidated balance sheets as of March 31, 2018 and June 30, 2017.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include fifteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. As of March 31, 2018, all of the Company’s residential and commercial rental properties are managed in-house.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax expense during the three and nine months ended March 31, 2018 and 2017 represents the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel. Additionally, the income tax expense includes adjustments relating to the changes in the tax rates and effect on the deferred tax assets as a result of the recent tax law changes.

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

Effective as of May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of March 31, 2018, InterGroup is in compliance with both requirements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position as right-of-use assets and lease liabilities by lessees. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. We intend to adopt the standard on July 1, 2019. The Company is currently reviewing the effect of ASU No. 2016-02.

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

NOTE 2 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2018	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	27,966,000	(25,592,000)	2,374,000
Building and improvements	64,336,000	(29,214,000)	35,122,000
	$95,040,000	$(54,806,000)	$40,234,000

		Accumulated	Net Book
June 30, 2017	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	27,681,000	(24,569,000)	3,112,000
Building and improvements	64,308,000	(28,066,000)	36,242,000
	$94,727,000	$(52,635,000)	$42,092,000

NOTE 3 – INVESTMENT IN REAL ESTATE

Investment in real estate consisted of the following:

As of	March 31, 2018	June 30, 2017
Land	$25,033,000	$25,033,000
Buildings, improvements and equipment	67,526,000	66,804,000
Accumulated depreciation	(38,604,000)	(36,853,000)
Investment in real estate, net	$53,955,000	$54,984,000

In July 2015, the Company purchased residential house in Los Angeles, California as a strategic asset for $1,975,000 in cash. In August 2016, the Company obtained a mortgage note payable on the house in the amount of $1,000,000. The note has an adjustable interest rate of 5.50% as of March 31, 2018 and requires interest only payments for the first twenty-three months with a balloon payment at maturity in August 2018.

NOTE 4 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At March 31, 2018 and June 30, 2017, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of March 31, 2018
Corporate
Equities	$24,282,000	$2,160,000	$(17,000,000)	$(14,840,000)	$9,442,000

As of June 30, 2017
Corporate
Equities	$29,170,000	$1,768,000	$(13,761,000)	$(11,993,000)	$17,177,000

As of March 31, 2018, and June 30, 2017, approximately 14% and 28%, respectively, of the investment marketable securities balance above is comprised of the common stock of Comstock Mining, Inc.

As of March 31, 2018, and June 30, 2017, the Company had unrealized losses of $16,787,000 and $13,294,000, respectively, related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net loss on marketable securities for the respective periods:

For the three months ended March 31,	2018	2017
Realized gain on marketable securities	$534,000	$202,000
Unrealized gain on marketable securities	102,000	471,000
Unrealized loss on marketable securities related to Comstock	(744,000)	(1,063,000)
Net loss on marketable securities	$(108,000)	$(390,000)

For the nine months ended March 31,	2018	2017
Realized gain on marketable securities	$415,000	$514,000
Unrealized gain on marketable securities	775,000	414,000
Unrealized loss on marketable securities related to Comstock	(3,498,000)	(3,454,000)
Net loss on marketable securities	$(2,308,000)	$(2,526,000)

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

Other investments, net consist of the following:

Type	March 31, 2018	June 30, 2017
Private equity hedge fund, at cost	$554,000	$782,000
Other preferred stock, at cost	339,000	429,000
	$893,000	$1,211,000

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

The assets measured at fair value on a recurring basis are as follows:

	3/31/2018	6/30/2017
As of	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
Basic materials	$1,328,000	$6,222,000
Technology	1,241,000	4,134,000
REITs and real estate companies	2,504,000	1,820,000
Energy	-	1,345,000
Corporate Bonds	2,208,000	1,683,000
Other	2,161,000	1,973,000
	$9,442,000	$17,177,000

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

			Net loss for the nine months
Assets	Level 3	March 31, 2018	ended March 31, 2018

Other non-marketable investments	$893,000	$893,000	$(200,000)

			Net loss for the nine months
Assets	Level 3	June 30, 2017	ended March 31, 2017

Other non-marketable investments	$1,211,000	$1,211,000	$(165,000)

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

During the three months ended March 31, 2018 and 2017, the Company recorded stock option compensation cost of $30,000 and $66,000, respectively, related to stock options that were previously issued. For the nine months ended March 31, 2018 and 2017, the Company recorded stock option compensation cost of $153,000 and $206,000, respectively, related to stock options that were previously issued. As of March 31, 2018, there was a total of $151,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 2.78 years.

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

The following table summarizes the stock options activity from July 1, 2016 through March 31, 2018:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	July 1, 2016	350,000	$16.70	5.95 years	$3,082,000
Granted		18,000	27.30
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Oustanding at	June 30, 2017	368,000	$17.21	5.17 years	$3,046,000
Exercisable at	June 30, 2017	286,000	$16.19	5.20 years	$2,635,000
Vested and Expected to vest at	June 30, 2017	368,000	$17.21	5.17 years	$3,046,000

Oustanding at	July 1, 2017	368,000	$17.21	5.17 years	$3,046,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Oustanding at	March 31, 2018	368,000	$17.21	4.42 years	$2,556,575
Exercisable at	March 31, 2018	318,000	$16.47	4.04 years	$2,395,000
Vested and Expected to vest at	March 31, 2018	368,000	$17.21	4.42 years	$2,556,575

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

Information below represents reported segments for the three and nine months ended March 31, 2018 and 2017. Operating income from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income (loss) for investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax expense for the entire Company.

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2018	Operations	Operations	Transactions	Corporate	Total
Revenues	$14,344,000	$3,628,000	$-	$-	$17,972,000
Segment operating expenses	(10,573,000)	(1,843,000)	-	(828,000)	(13,244,000)
Segment income (loss) from operations	3,771,000	1,785,000	-	(828,000)	4,728,000
Interest expense - mortgage	(1,733,000)	(627,000)	-	-	(2,360,000)
Depreciation and amortization expense	(669,000)	(591,000)	-	-	(1,260,000)
Loss from investments	-	-	(318,000)	-	(318,000)
Income tax expense	-	-	-	(11,000)	(11,000)
Net income (loss)	$1,369,000	$567,000	$(318,000)	$(839,000)	$779,000
Total assets	$50,382,000	$53,955,000	$10,335,000	$7,812,000	$122,484,000

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2017	Operations	Operations	Transactions	Corporate	Total
Revenues	$13,495,000	$3,713,000	$-	$-	$17,208,000
Segment operating expenses	(10,333,000)	(1,731,000)	-	(752,000)	(12,816,000)
Segment income (loss) from operations	3,162,000	1,982,000	-	(752,000)	4,392,000
Interest expense - mortgage	(1,850,000)	(620,000)	-	-	(2,470,000)
Depreciation and amortization expense	(690,000)	(565,000)	-	-	(1,255,000)
Loss from investments	-	-	(678,000)	-	(678,000)
Income tax expense	-	-	-	(159,000)	(159,000)
Net income (loss)	$622,000	$797,000	$(678,000)	$(911,000)	$(170,000)
Total assets	$49,462,000	$55,382,000	$16,446,000	$10,971,000	$132,261,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2018	Operations	Operations	Transactions	Corporate	Total
Revenues	$41,968,000	$10,930,000	$-	$-	$52,898,000
Segment operating expenses	(31,905,000)	(5,840,000)	-	(2,389,000)	(40,134,000)
Segment income (loss) from operations	10,063,000	5,090,000	-	(2,389,000)	12,764,000
Interest expense - mortgage	(5,436,000)	(1,907,000)	-	-	(7,343,000)
Depreciation and amortization expense	(2,050,000)	(1,751,000)	-	-	(3,801,000)
Loss from investments	-	-	(3,213,000)	-	(3,213,000)
Income tax expense	-	-	-	(430,000)	(430,000)
Net income (loss)	$2,577,000	$1,432,000	$(3,213,000)	$(2,819,000)	$(2,023,000)
Total assets	$50,382,000	$53,955,000	$10,335,000	$7,812,000	$122,484,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2017	Operations	Operations	Transactions	Corporate	Total
Revenues	$40,937,000	$10,967,000	$-	$-	$51,904,000
Segment operating expenses	(30,200,000)	(5,292,000)	-	(2,082,000)	(37,574,000)
Segment income (loss) from operations	10,737,000	5,675,000	-	(2,082,000)	14,330,000
Interest expense - mortgage	(5,429,000)	(1,905,000)	-	-	(7,334,000)
Depreciation and amortization expense	(2,213,000)	(1,680,000)	-	-	(3,893,000)
Loss from investments	-	-	(3,301,000)	-	(3,301,000)
Income tax expense	-	-	-	(386,000)	(386,000)
Net income (loss)	$3,095,000	$2,090,000	$(3,301,000)	$(2,468,000)	$(584,000)
Total assets	$49,462,000	$55,382,000	$16,446,000	$10,971,000	$132,261,000

NOTE 9 – RELATED PARTY TRANSACTIONS

On July 2, 2014, the Partnership obtained from the Company an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2018.

Also included in the balance of related party note payable at March 31, 2018 is the obligation to Hilton (Franchisor) in the form of a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. The outstanding balance of the note as of March 31, 2018 and June 30, 2017, was $3,720,000 and $3,958,000, respectively.

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash and related party and other notes payable balances in the condensed consolidated balance sheets as of March 31, 2018 and June 30, 2017.

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

In connection with the redemption of the limited partnership interest of Justice, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of the partnership interests, refinancing of the Justices properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. As of March 31, 2018, $200,000 of these fees remain payable.

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

On April 21, 2014, the Partnership commenced arbitration against Glaser Weil Fink Howard Avchen & Shapiro, LLP, Greet J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (“Respondents”) in connection with the redemption transaction. The Partnership alleged legal malpractice and also sought declaratory relief regarding provisions of the redemption option agreement.  Prior to arbitration proceedings, the parties agreed in principle to settle the matter. The Respondents agreed to pay $8,300,000. The settlement payment will be recorded upon receipt.

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

RESULTS OF OPERATIONS

As of March 31, 2018, the Company owned approximately 81.9% of the common shares of its subsidiary, Santa Fe and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 13.4% of the common shares of Portsmouth. The Company's principal sources of revenue continue to be derived from the general and limited partnership interests of its subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family real estate properties and income received from investment of its cash and securities assets. Justice owns a 544- room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel” or the “Property”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

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

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years and can be terminated at any time with or without cause by the Partnership. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017.  Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, began to provide management services for the Partnership pursuant to a management services agreement with a term of three years, subject to the Partnership’s right to terminate earlier, for cause.  In June 2016, GMP resigned.  After a lengthy review process of several national third party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions.  The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,000 is included in restricted cash and related party and other notes payable in the condensed consolidated balance sheets as of March 31, 2018 and June 30, 2017.

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

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

The Company had a net income of $779,000 for the three months ended March 31, 2018 compared to net loss of $170,000 for the three months ended March 31, 2017. The change is primarily attributable to increased revenue from Hotel operations.

Hotel Operations

The Company had net income from Hotel operations of $1,369,000 for the three months ended March 31, 2018 compared to net income of $622,000 for the three months ended March 31, 2017. The increase in net income is primarily due to increased revenue.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2018 and 2017:

For the three months ended March 31,	2018	2017
Hotel revenues:
Hotel rooms	$11,714,000	$11,212,000
Food and beverage	1,748,000	1,394,000
Garage	756,000	622,000
Other operating departments	126,000	267,000
Total hotel revenues	14,344,000	13,495,000
Operating expenses excluding depreciation and amortization	(10,573,000)	(10,333,000)
Operating income before interest, depreciation and amortization	3,771,000	3,162,000
Interest expense - mortgage	(1,733,000)	(1,850,000)
Depreciation and amortization expense	(669,000)	(690,000)
Net income from Hotel operations	$1,369,000	$622,000

For the three months ended March 31, 2018, the Hotel had operating income of $3,771,000 before interest expense, depreciation and amortization on total operating revenues of $14,344,000 compared to operating income of $3,162,000 before interest expense, depreciation and amortization on total operating revenues of $13,495,000 for the three months ended March 31, 2017.  Room revenues increased by $502,000 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a change of strategy to grow occupancy on shoulder dates therefore increasing room revenue per available room (“RevPAR”) and market share. Food and beverage revenue increased by $354,000 as a result of increased catering and banquet services. Garage revenue increased by $134,000 due to rate increase for monthly parkers and increase in occupancy. Revenue from other operating departments decreased by $141,000 as a result of decreased attrition revenue and vending machine commission.

Total operating expenses increased by $240,000 this quarter primarily due to increase in legal fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended March 31, 2018 and 2017.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2018	$250	95%	$239

2017	$272	85%	$229

The Hotel’s revenues increased by 6.3% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $22, average occupancy increased from 85% to 95%, and RevPAR increased by $10 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Real Estate Operations

Real estate revenues for the three months ended March 31, 2018 decreased by $85,000 compare to the three months ended March 31, 2017 as a result of higher vacancy loss. For the same comparable periods, real estate operating expenses increased due to increase in salary expense and real estate taxes. All of Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $108,000 for the three months ended March 31, 2018 compared to a net loss on marketable securities of $390,000 for the three months ended March 31, 2017. For the three months ended March 31, 2018, the Company had a net realized gain of $534,000 and a net unrealized loss of $642,000. For the three months ended March 31, 2017, the Company had a net realized gain of $202,000 and a net unrealized loss of $592,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax expense during the three months ended March 31, 2018 and 2017 represents primarily the income tax effect of the pre-tax income at InterGroup and the pretax income of Portsmouth which includes its share in net income of the Hotel.

Nine Months Ended March 31, 2018 Compared to the Nine Months Ended March 31, 2017

The Company had a net loss of $2,023,000 for the nine months ended March 31, 2018 compared to net loss of $584,000 for the nine months ended March 31, 2017. The increase in the net loss is primarily attributable to higher operating expenses from the Hotel and real estate.

Hotel Operations

Net income from Hotel operations was $2,577,000 for the nine months ended March 31, 2018 compared to net income of $3,095,000 for the nine months ended March 31, 2017. The decrease in net income is primarily due to increase in legal expense.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2018 and 2017.

For the nine months ended March 31,	2018	2017
Hotel revenues:
Hotel rooms	$34,266,000	$34,007,000
Food and beverage	5,121,000	4,349,000
Garage	2,272,000	1,946,000
Other operating departments	309,000	635,000
Total hotel revenues	41,968,000	40,937,000
Operating expenses excluding depreciation and amortization	(31,905,000)	(30,200,000)
Operating income before interest, depreciation and amortization	10,063,000	10,737,000
Interest expense - mortgage	(5,436,000)	(5,429,000)
Depreciation and amortization expense	(2,050,000)	(2,213,000)
Net income from Hotel operations	$2,577,000	$3,095,000

For the nine months ended March 31, 2018, the Hotel had operating income of $10,063,000 before interest, depreciation and amortization on total operating revenues of $41,968,000 compared to operating income of $10,737,000 before interest, depreciation and amortization on total operating revenues of $40,937,000 for the nine months ended March 31, 2017.  Room revenues increased by $259,000 for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017 primarily due to increased revenue in the quarter ending March 31, 2018 as we changed our strategy to grow occupancy on shoulder dates therefore increasing RevPAR and market share.  Food and beverage revenue increased by $772,000 as a result of increased group banquet contribution in September and October of 2017. Garage revenues increased by $326,000 as a result of freeing parking spaces that were utilized as storage by previous management as well as additional valet parking income. Revenue from other operating departments decreased by $326,000 as a result of decreased attrition revenue and reclassing cancellation fees from other operating revenue to room revenue in 2018.

Total operating expenses increased by $1,705,000 for the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017 primarily due to increase in legal expense.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the nine months ended March 31, 2018 and 2017.

Nine months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2018	$248	92%	$229

2017	$254	90%	$228

The Hotel’s total revenues increased by 2.5% for the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017. Average daily rate decreased by $6 and RevPAR increased by $1 for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017. Average occupancy increased by 2% during the nine months ended March 31, 2018 versus the comparable period.

Real Estate Operations

Real estate revenues for the nine months ended March 31, 2018 decreased by $37,000 compare to the nine months ended March 31, 2017 as a result of higher vacancy loss. For the same comparable periods, real estate operating expenses increased due to increase in salary expense and real estate taxes. All of Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $2,308,000 for the nine months ended March 31, 2018 compared to a net loss on investment transactions of $2,526,000 for the nine months ended March 31, 2017. For the nine months ended March 31, 2018 and 2017, the Company had a net loss of approximately $3,498,000 and $3,454,000 related to the Company’s investment in the common stock of Comstock. For the nine months ended March 31, 2018, the Company had a net realized gain of $415,000 and a net unrealized loss of $2,723,000. For the nine months ended March 31, 2017, the Company had a net realized gain of $514,000 and a net unrealized loss of $3,040,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the nine months ended March 31, 2018 and 2017, the Company performed an impairment analysis of its other investments and determined that its investments had an other than temporary impairment and recorded impairment losses of $200,000 and $165,000 in the respective periods.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax expense during the nine months ended March 31, 2018 and 2017 represents primarily the income tax effect of the pre-tax loss at InterGroup and Portsmouth’s pretax income (loss) which includes its share in net income of the Hotel. Due to recent tax reform act and the Company’s fiscal year ending on June 30, 2018, the Company is utilizing a blended effective rate of the old and new tax rates that are in effect as of and for the nine months ended March 31, 2018.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of March 31, 2018 and June 30, 2017 by selected industry groups.

		% of Total
As of March 31, 2018		Investment
Industry Group	Fair Value	Securities

REIT's and real estate ompanies	$2,504,000	26.6%
Corporate Bonds	2,208,000	23.4%
Basic materials	1,328,000	14.1%
Technology	1,241,000	13.1%
Financial	268,000	2.8%
Other	1,893,000	20.0%
	$9,442,000	100.0%

		% of Total
As of June 30, 2017		Investment
Industry Group	Fair Value	Securities

Basic materials	$6,222,000	36.2%
Technology	4,134,000	24.1%
REIT's and real estate ompanies	1,820,000	10.6%
Corporate Bonds	1,683,000	9.8%
Energy	1,345,000	7.8%
Other	1,973,000	11.5%
	$17,177,000	100.0%

As of March 31, 2018, 14% of the Company’s investment in marketable securities portfolio consists of the common stock of Comstock Mining, Inc. (“Comstock” - NYSE MKT: LODE) which is included in the basic materials industry group.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended March 31,	2018	2017
Net loss on marketable securities	$(108,000)	$(390,000)
Unrealized loss on other investments	(42,000)	-
Impairment loss on other investments	-	(121,000)
Dividend and interest income	92,000	125,000
Margin interest expense	(140,000)	(164,000)
Trading and management expenses	(120,000)	(128,000)
	$(318,000)	$(678,000)

For the nine months ended March 31,	2018	2017
Net loss on marketable securities	$(2,308,000)	$(2,526,000)
Unrealized loss on other investments	(42,000)	-
Impairment loss on other investments	(200,000)	(165,000)
Dividend and interest income	223,000	235,000
Margin interest expense	(492,000)	(467,000)
Trading and management expenses	(394,000)	(378,000)
	$(3,213,000)	$(3,301,000)

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

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum and matures in January 2024. Beginning in February 2017, the loan began to amortize over a thirty-year period thru its maturity date. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine loan initially bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender. The outstanding balance of the senior loan and the mezzanine loans as of March 31, 2018 were $95,359,000 and $20,000,000 respectively. Effective May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2018, the Company’s material financial obligations which also including interest payments.

		3 Months	Year	Year	Year	Year
	Total	2018	2019	2020	2021	2022	Thereafter
Mortgage and subordinated notes payable	$178,962,000	$721,000	$3,980,000	$3,103,000	$15,171,000	$3,078,000	$152,909,000
Other notes payable	5,827,000	92,000	474,000	607,000	567,000	567,000	3,520,000
Interest	52,312,000	2,578,000	9,919,000	9,529,000	9,120,000	8,591,000	12,575,000
Total	$237,101,000	$3,391,000	$14,373,000	$13,239,000	$24,858,000	$12,236,000	$169,004,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the nine months ended March 31, 2018. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for a summary of the critical accounting policies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation and on the material weakness noted below, the Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

THE INTERGROUP CORPORATION
(Registrant)

Date: April 27, 2018	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: April 27, 2018	by	/s/ Danfeng Xu
Danfeng Xu, Treasurer
and Controller

- 25 -