Form 10-K
period 2018-06-30
INTERGROUP CORP
filed 2018-08-31
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

☐ Yes ☒ No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the average bid and asked price on December 29, 2017 was $19,823,000.

The number of shares outstanding of registrant’s Common Stock, as of August 30, 2018 was 2,334,197.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” “may,” “could,” “might” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. From time to time we also provide forward-looking statements in our Forms 10-Q and 8-K, Annual Reports to Shareholders, press releases and other materials we may release to the public. Forward looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause actual results or outcomes to differ materially from those expressed in any forward-looking statement. Consequently, no forward-looking statement can be guaranteed and our actual future results may differ materially.

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

We caution you not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. We undertake no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects on our Forms 10-K and 10-Q, and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

As of June 30, 2018, the Company owned approximately 81.9% of the common shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). Santa Fe’s revenue is primarily generated through its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). InterGroup also directly owns approximately 13.4% of Portsmouth. Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth has a 93.1% limited partnership interest in Justice and is the sole general partner. The financial statements of Justice are consolidated with those of the Company. See Note 2 to the consolidated financial statements.

Justice, through its subsidiaries Justice Operating Company, LLC (“Operating”), Justice Mezzanine Company, LLC (“Mezzanine”) and Kearny Street Parking, LLC (“Parking”) owns a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Mezzanine and Parking are both wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 2, 2017. Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Interstate shall be one and seven-tenths (1.70%) of total Hotel revenue.

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States but are concentrated in Texas and Southern California. The Company also has an investment in unimproved real property. As of June 30, 2018, all of the Company’s operating real estate properties are managed in-house.

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

HOTEL MANAGEMENT COMPANY AGREEMENT

On February 2, 2007, the Partnership entered into a management agreement with Prism to manage and operate the Hotel as its agent. The original management agreement was effective for a term of ten years, but was amended in January 2014. Effective January 2014, the required base management fees were amended to a fixed rate of $20,000 per month. Under the amended management agreement, Prism could also earn an incentive fee of $11,000 for each month that the revenues per room of the Hotel exceeded the average revenues per room of a defined set of competing hotels. Base management fees and incentives paid to Prism during the years ended June 30, 2018 and 2017 were $0 and $120,000, respectively. The management agreement with Prism was terminated on February 2, 2017.

On February 1, 2017, Justice entered into a Hotel management agreement with Interstate Management Company, LLC to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Interstate shall be one and seven-tenths (1.70%) of total Hotel revenue. For the fiscal years ended June 30, 2018 and 2017, Interstate management fees were $957,000 and $372,000, respectively, and are included in Hotel operating expenses in the consolidated statements of operations.

GARAGE OPERATIONS

On October 31, 2010, the Partnership and Ace Parking entered into an amendment of their original parking agreement to extend the term commencing on November 1, 2010 and terminating on December 31, 2015. The parking agreement with Ace Parking was terminated with an effective termination date of October 4, 2016. Base management and incentive fees to Ace Parking were $39,000 for the year ended June 30, 2017. The Partnership began managing the parking garage in-house after the termination of Ace Parking. As part of the Hotel management agreement, Interstate, through the Partnership’s wholly-owned subsidiary, Kearny Street Parking LLC, began managing the parking garage in-house effective February 3, 2017.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Partnership entered into an amended lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third-floor space of the Hotel commonly known as the Chinese Culture Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease that began in 1967.

The amended lease, among other things, requires the Partnership to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. As of June 30, 2018, monthly event space fee is $5,800. The term of the amended lease expires on October 17, 2023, with an automatic extension for another 10-year term if the property continues to be operated as a hotel.

SALES AND REFINANCINGS OF REAL ESTATE PROPERTIES

In July 2015, the Company purchased a residential house in Los Angeles, California as a strategic asset for $1,975,000 in cash. In August 2016, the Company obtained a $1,000,000 mortgage note payable on this property and received net proceeds of $983,000. The interest on the note is 5.75% with interest only payments for twenty-three months. The loan matures on September 1, 2018 and will be paid off at maturity.

In June 2016, the Company refinanced its $1,929,000 mortgage note payable on its 12-unit apartment complex located in Los Angeles, California and obtained a new mortgage in the amount of $2,300,000. The interest rate on the mortgage is 3.60% and matures in June 2026.

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

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel and real estate operations, the Company also invests from time to time in income producing instruments, corporate debt and equity securities, publicly traded investment funds, mortgage backed securities, securities issued by REITs and other companies which invest primarily in real estate.

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

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2018 and 2017, the Company had other investments of $813,000 and $1,211,000, respectively.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2018 and 2017, the Company had obligations for securities sold (equities short) of $1,935,000 and $3,710,000, respectively.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. Margin balances due at June 30, 2018 and 2017 were $1,887,000 and $3,012,000, respectively.

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

Seasonality

Hotel’s operations historically have been seasonal. Like most hotels in the San Francisco area, the Hotel generally maintains high occupancy and room rates during the entire year except for the weeks starting Thanksgiving through the end of the calendar year due to the holiday season. These seasonal patterns can be expected to cause fluctuations in the quarterly revenues of the Hotel.

Competition

The hotel industry is highly competitive. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual market in which properties are located. The San Francisco market is a very competitive market with a high supply of guest rooms and meeting space in the area. During fiscal 2017, we began the work with Hilton-approved providers to overhaul all technical aspects of the Hotel whereby when completed, we expect to have an edge over our competitors by implementing advanced state of the art systems for which we anticipate a complete implementation during fiscal 2019. Specifically, the complete overhaul of the infrastructure of the Internet in the guest rooms and meeting space will enable the Hotel to compete in this market. This investment will allow the hotel to go to market with specific measurable statistics that will help win the much-coveted technology company meetings. We have purchased 55” 4k smart televisions for all guest rooms and common areas which will be installed during the second quarter of fiscal 2019. In fiscal 2018, an architecture firm has been contracted to design the new guest rooms which have been approved by Hilton and the model room is in the works. We plan to bring back 14 guest rooms on the 5th floor as part of the initial phase of this renovation project and the next phase will include additional rooms being added on the 27th and 26th floor.

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

Although the Phase I assessments and other environmental reports we have reviewed disclose certain conditions on our property and the use of hazardous substances in operation and maintenance activities that could pose a risk of environmental contamination or liability, we are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial position, results of operations or cash flows.

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

EMPLOYEES

As of June 30, 2018, the Company had a total of 33 full-time employees. Effective August 2014, the Company entered into a client service agreement with ADP, a professional employer organization serving as an off-site, full service human resource department for its employees. ADP personnel management services are delivered by entering into a co-employment relationship with the Company’s employees. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Effective February 3, 2017, the Partnership had no employees. On February 3, 2017, Interstate assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel. As of June 30, 2018, approximately 85% of those employees were represented by one of four labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which the Partnership was a party. During the year ended June 30, 2018, the Partnership renewed the CBA for Local 856 (International Brotherhood of Teamsters). The present CBAs for Local 2 (Hotel and Restaurant Employees), Local 39 (Stationary Engineers), and Local 665 (Parking Employees) will expire on August 13, 2018, July 31, 2018, and November 30, 2018, respectively.

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

Due to a number of factors affecting consumers, the outlook for the lodging industry remains uncertain. These factors have resulted at times in the past and could continue to result in the future in fewer customers visiting, or customers spending less, in San Francisco, as compared to prior periods. Leisure travel and other leisure activities represent discretionary expenditures, and participation in such activities tends to decline during economic downturns, during which consumers generally have less disposable income. As a result, in those times customer demand for the luxury amenities and leisure activities that we offer may decline. Furthermore, during periods of economic contraction, revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.

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

As a result, renovations and any other future capital improvement projects may increase our expenses, reduce our cash flows and our revenues. If capital expenditures exceed our expectations, this excess would have an adverse effect on our available cash.

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

Risk of declining market values in marketable securities.

The Company invests from time to time in marketable securities. As a result, the Company is exposed to market volatility in connection with these investments. The Company's financial position and financial performance could be adversely affected by worsening market conditions or sluggish performance of such investments.

Illiquidity risk in nonmarketable securities

Nonmarketable securities are, by definition, instruments that are not readily salable in the capital markets, and when sold are usually at a substantial discount.  Thus, the holder is limited to return on investment from any income producing feature of the instrument, as any sale of such an instrument would be subject to a substantial discount.  Thus, a holder may need to hold such instruments for long period of time and not be able to realize a return of their cash investment should there be a need to liquidate to obtain cash at any given time.

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

The Company’s President, Chief Executive Officer, and Chairman of the Board of Directors, John V. Winfield, owns more than 60% of the Company’s outstanding common stock. Because of this concentrated stock ownership, Mr. Winfield will be in a position to significantly influence the election of the Company’s board of directors and all other decisions on all matters requiring shareholder approval. As a result, the ability of other shareholders to determine the management and policies of the Company is significantly limited. The interests of the Company’s largest shareholder may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. This level of control may also have an adverse impact on the market value of our shares because our largest shareholder may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned by the Partnership through its wholly-owned subsidiary, Operating. The Hotel is centrally located in the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away.  Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 544 well-appointed guest rooms and luxury suites situated on 22 floors.  The third floor houses the Chinese Culture Center and grand ballroom.  The Hotel has approximately 22,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the Partnership, is included in the lease to the Chinese Culture Center.

The Partnership expects to expend at least 4% of gross annual Hotel revenues each year for capital improvements.  In the opinion of management, the Hotel is adequately covered by insurance.

HOTEL FINANCINGS

On December 18, 2013: (i) Justice Operating Company, LLC, a Delaware limited liability company (“Operating”), entered into a loan agreement (“Mortgage Loan Agreement”) with Bank of America (“Mortgage Lender”); and (ii) Justice Mezzanine Company, LLC, a Delaware limited liability company (“Mezzanine”), entered into a mezzanine loan agreement (“Mezzanine Loan Agreement” and, together with the Mortgage Loan Agreement, the “Loan Agreements”) with ISBI San Francisco Mezz Lender LLC (“Mezzanine Lender” and, together with Mortgage Lender, the “Lenders”). The Partnership is the sole member of Mezzanine, and Mezzanine is the sole member of Operating.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2018, management believes that InterGroup is in compliance with both requirements.

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

On July 2, 2014, the Partnership obtained from Intergroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of two years, payable interest only each month. Intergroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Holdings described in Note 2. The loan was extended to December 31, 2018. As of June 30, 2018, the balance of the loan was $3,000,000.

In March 2017, Portsmouth obtained from InterGroup an unsecured loan in the principal amount of $2,700,000 at 5% per year fixed interest, with a term of one-year, payable interest only each month. In April 2017, the balance of the loan was repaid along with all accrued interest.

In April 2017, Portsmouth obtained from InterGroup an unsecured short-term loan in the principal amount of $1,000,000 at 5% per year fixed interest, with a term of five months and maturing September 6, 2017. Accrued interest and monthly principal installments in the amount of $200,000 were due and payable commencing on May 1, 2017 and continuing on the first day of each calendar month thereafter, until five months after the date of the loan at which time any unpaid balance of principal and interest on the note was due and payable. The loan was extended to September 15, 2017 and paid off on September 13, 2017.

RENTAL PROPERTIES

As June 30, 2018, the Company's investment in real estate consisted of twenty properties located throughout the United States, with a concentration in Texas and Southern California. These properties include sixteen apartment complexes, three single-family houses as strategic investments and one commercial real estate property. All properties are operating properties. In addition to the properties, the Company owns approximately 2 acres of unimproved land in Maui, Hawaii.

MANAGEMENT OF RENTAL PROPERTIES

As of June 30, 2018, all of the Company’s operating real estate properties are managed in-house.

Description of Properties

Las Colinas, Texas. The Las Colinas property is a water front apartment community along Beaver Creek that was developed in 1993 with 358 units on approximately 15.6 acres of land. The Company acquired the complex on April 30, 2004 for approximately $27,145,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. Real estate property taxes for the year ended June 30, 2018 were approximately $964,000. The outstanding mortgage balance was approximately $17,404,000 at June 30, 2018 with an interest rate of 3.73% and the maturity date of the mortgage is December 1, 2022.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2018 were approximately $235,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $9,068,000 at June 30, 2018 and the maturity date of the mortgage is July 31, 2022. In June 2014, the Company obtained a second mortgage on this property in the amount of $2,701,000. The term of the loan is approximately 8 years with the interest rate fixed at 4.51%. The outstanding mortgage balance was approximately $2,563,000 at June 30, 2018. The loan matures in August 2022.

St. Louis, Missouri. The St. Louis property is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2018, real estate property taxes were approximately $214,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,491,000 at June 30, 2018 with an interest rate of 4.05% and the maturity date of the mortgage is May 31, 2023.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2018, real estate property taxes were approximately $47,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In March 2015, the Company refinanced the $3,636,000 mortgage note payable for a new mortgage in the amount of $3,492,000. The Company paid down approximately $210,000 of the old mortgage as part of the refinancing. The new mortgage has a fixed interest rate of 3.87% for ten years and matures in April 2025. The outstanding mortgage balance was approximately $3,291,000 at June 30, 2018.

Los Angeles, California. The Company owns one commercial property, twelve apartment complexes, and three single-family houses in the general area of West Los Angeles.

The first Los Angeles commercial property is a 5,500 square foot, two story building that served as the Company's corporate offices until it was leased out, effective October 1, 2009 and the Company leased a new space for its corporate office. The Company acquired the building on March 4, 1999 for $1,876,000. The property taxes for the year ended June 30, 2018 were approximately $31,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In April 2016, the Company refinanced the $1,007,000 mortgage note payable for a new mortgage in the amount of $921,000. The new mortgage has a fixed interest rate swap with the floating rate loan. By combing both rates rate through maturity of the credit facility (1.49% swap + 2.50% credit spread), the all-in fixed rate is 3.99%. The outstanding mortgage balance was approximately $842,000 at June 30, 2018 and the note matures in January 2021.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30, 2018, real estate property taxes were approximately $22,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2016, the Company refinanced the $2,095,000 mortgage note payable for a new mortgage in the amount of $2,300,000 with an interest rate of 3.59%. The outstanding mortgage balance was approximately $2,218,000 at June 30, 2018 and the maturity date of the mortgage is June 23, 2026.

The second Los Angeles apartment complex is a 29,000 square foot three-story apartment with 27 units. This complex is held by Intergroup Woodland Village, Inc. ("Woodland Village"), which is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000. For the year ended June 30, 2018, real estate property taxes were approximately $66,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,843,000 at June 30, 2018 with an interest rate of 4.85% and the maturity date of the mortgage is December 1, 2020. In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage. This property will undergo major renovation which is scheduled to be completed during fiscal 2019.

The third Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2018, real estate property taxes were approximately $36,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,665,000 at June 30, 2018 with an interest rate of 5.89% and the maturity date of the mortgage is March 1, 2021.

The fourth Los Angeles apartment complex is a 10,500 square foot apartment with 9 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2018, real estate property taxes were approximately $27,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,135,000 at June 30, 2018 with an interest rate of 5.89% and the maturity date of the mortgage is March 1, 2021.

The fifth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2018, real estate property taxes were approximately $114,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,048,000 at June 30, 2018 with an interest rate of 4.85% and the maturity date of the mortgage is December 1, 2020.

The sixth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2018, real estate property taxes were approximately $72,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,907,000 at June 30, 2018 with an interest rate of 5.97% and the maturity date of the mortgage is September 1, 2022.

The seventh Los Angeles apartment complex is a 3,000 square foot apartment with 4 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2018, real estate property taxes were approximately $17,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $352,000 at June 30, 2018 with an interest rate of 3.75% and the maturity date of the mortgage is September 1, 2042.

The eighth Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2018, real estate property taxes were approximately $16,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $594,000 at June 30, 2018 with an interest rate of 3.75% and the maturity date of the mortgage is September 1, 2042.

The ninth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2018, real estate property taxes were approximately $22,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $868,000 at June 30, 2018 with an interest rate of 3.75% and the maturity date of the mortgage is September 1, 2042.

The tenth Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2018, real estate property taxes were approximately $20,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In July 2013, the Company refinanced its $466,000 adjustable rate mortgage note payable on this property for a new 30-year mortgage in the amount of $500,000. The interest rate on the new loan is fixed at 3.75% per annum for the first five years and variable for the remaining of the term. The note matures in July 2043. The outstanding mortgage balance was approximately $451,000 at June 30, 2018.

The eleventh Los Angeles apartment complex, which is owned 100% by the Company’s subsidiary Santa Fe, is a 4,200 square foot two-story apartment with 2 units. Santa Fe acquired the property on February 1, 2002 at an initial cost of approximately $785,000. For the year ended June 30, 2018, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $356,000 at June 30, 2018 with an interest rate of 3.75% and the maturity date of the mortgage is September 1, 2042.

The twelfth apartment which is located in Marina del Rey, California, is a 6,316 square foot two-story apartment with 9 units. The Company acquired the property on April 29, 2011 at an initial cost of approximately $4,000,000. For the year ended June 30, 2018, real estate property taxes were approximately $54,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. The outstanding mortgage balance was approximately $1,331,000 at June 30, 2018 with an interest rate of 5.60% and the maturity date of the mortgage is May 1, 2021.

The first Los Angeles single-family house is a 2,771 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. For the year ended June 30, 2018, real estate property taxes were approximately $11,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $383,000 at June 30, 2018 with an interest rate of 3.75% and the maturity date of the mortgage is September 1, 2042.

The second Los Angeles single-family house is a 2,201 square foot home. The Company acquired the property on August 22, 2003 at an initial cost of approximately $700,000. For the year ended June 30, 2018, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $409,000 at June 30, 2018 with an interest rate of 3.75% and the maturity date of the mortgage is September 1, 2042.

The third Los Angeles single-family house is a 2,387 square foot home. The company acquired the property in July of 2015 as a strategic asset for $1,975,000 in cash. In August 2016, the Company obtained a $1,000,000 mortgage note payable and received net proceeds of $983,000. The interest on note is 4.50% with interest only payments for twenty-three months. The loan matures on September 1, 2018 and will be paid off at maturity. For the year ended June 30, 2018, real estate property taxes were approximately $27,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.

In August 2004, the Company purchased an approximately two-acre parcel of unimproved land in Kihei, Maui, Hawaii for $1,467,000.

MORTGAGES

Further information with respect to mortgage notes payable of the Company is set forth in Note 10 of the Notes to Consolidated Financial Statements.

ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) and the physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for each of the Company's operating properties for fiscal year ended June 30, 2018 are provided below.

	Economic	Physical
Property	Occupancy	Occupancy
1. Las Colinas, TX	89%	92%
2. Morris County, NJ	96%	98%
3. St. Louis, MO	84%	89%
4. Florence, KY	93%	95%
5. Los Angeles, CA (1)	85%	95%
6. Los Angeles, CA (2)	36%	53%
7. Los Angeles, CA (3)	94%	91%
8. Los Angeles, CA (4)	100%	98%
9. Los Angeles, CA (5)	67%	85%
10. Los Angeles, CA (6)	94%	96%
11. Los Angeles, CA (7)	97%	94%
12. Los Angeles, CA (8)	100%	100%
13. Los Angeles, CA (9)	97%	96%
14. Los Angeles, CA (10)	100%	100%
15. Los Angeles, CA (11)	95%	95%
16. Los Angeles, CA (12)	73%	82%
17. Los Angeles, CA (13)	67%	67%
18. Los Angeles, CA (14)	100%	100%
19. Los Angeles, CA (15)	100%	100%

The Company’s Los Angeles, California properties are subject to various rent control laws, ordinances and regulations which impact the Company’s ability to adjust and achieve higher rental rates.

Item 3. Legal Proceedings.

In 2013, the City and County of San Francisco ("CCSF") Office of the Assessor Recorder claimed that Justice owed $2.1 million for Transient Occupancy Tax and Tourist Improvement District Assessment. This amount exceeded Justice’s estimate of the taxes owed, and Justice disputed the claim. The Partnership paid the full amount in March 2014 as part of the appeals process. On December 18, 2013, a Documentary Transfer Tax of approximately $4.7 million was paid under protest to CCSF. CCSF had required payment as a condition of recording the transfer of the Hotel, which was necessary to affect the Loan Agreements.  The Partnership then filed a lawsuit challenging the transfer tax in San Francisco County Superior Court. During the year ended June 30, 2016, the Partnership settled the two CCSF lawsuits, receiving $1.45 million.

In 2014, Evon Corporation ("Evon") filed a complaint in San Francisco Superior Court against the Partnership, Portsmouth, and a limited partner and related party asserting contract and tort claims based on Justice’s withholding of $4.7 million to pay the transfer tax described above. Evon’s complaint asserted various tort and contract claims against Justice and Portsmouth; and a tort against a Justice limited partner and related party. In July 2014, Justice paid to Holdings $4.7 million, the amount Evon claimed to be incorrectly withheld.  In June 2014, the Partnership sued Evon and related defendants, seeking a judicial declaration as to certain issues arising out of the partnership redemption documents. Evon filed a cross-complaint in December 2014, alleging torts against the Partnership in connection with the redemption transaction.  On May 5, 2016, Justice Investors and Portsmouth (parent company) settled these actions via a global settlement agreement. The Partnership agreed to pay Evon $5,575,000. As of January 10, 2017, the Company has satisfied all conditions of the settlement agreement.

In March 2017, Justice entered into a settlement agreement with RSUI Indemnity Company (“RSUI”), the insurer for Portsmouth’s Directors and Officers Liability Policies. Under this settlement agreement, Justice received $900,000 from RSUI to resolve allegations that RSUI had committed breach of contract and bad faith in handling a claim. The $900,000 was recorded as a reduction of legal expense for the fiscal year ended June 30, 2017.

In April 2014, the Partnership commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the “Respondents”) in connection with the redemption transaction. The arbitration alleged legal malpractice against the Respondents and sought declaratory relief regarding provisions of the option agreement in the redemption transaction and regarding the engagement letter with Respondents. Prior to arbitration proceedings, the parties agreed in principle to settle the matter, and entered into a settlement agreement and mutual general release in April 2018. The Respondents agreed to pay $8,300,000, which was received in May of 2018. $5,575,000 was recorded as a recovery of legal settlement cost and $2,725,000 was recorded as a reduction of legal expense for the fiscal year ended June 30, 2018.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

The Company's Common Stock is listed and trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market, LLC under the symbol: “INTG”. The following table sets forth the high and low sales prices for the Company’s common stock for each quarter of the last two fiscal years ended June 30, 2018 and 2017 as reported by NASDAQ.

Fiscal 2018	High	Low

First Quarter (7/ 1 to 9/30)	$27.65	$23.10
Second Quarter (10/1 to 12/31)	$24.80	$22.70
Third Quarter (1/1 to 3/31)	$25.17	$22.45
Fourth Quarter (4/1 to 6/30)	$27.00	$23.10

Fiscal 2017	High	Low

First Quarter (7/ 1 to 9/30)	$25.15	$24.15
Second Quarter (10/1 to 12/31)	$27.21	$22.32
Third Quarter (1/1 to 3/31)	$29.77	$25.20
Fourth Quarter (4/1 to 6/30)	$28.50	$25.00

As of June 30, 2018, the approximate number of holders of record of the Company’s Common Stock was 224. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in names of various brokers, clearing agencies or other nominees.

DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

This information appears in Part III, Item 12 of this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reflects purchases of InterGroup’s common stock made by The InterGroup Corporation, for its own account, during the fourth quarter of its fiscal year ending June 30, 2018.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares Purchased	of shares that May
Fiscal	Number of	Average	as Part of Publicly	Yet be Purchased
2018	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Month #1 (April 1- April 30)	-	-	-	57,314

Month #2 (May 1- May 31)	6,600	$25.94	6,600	50,714

Month #3 (June 1- June 30)	9,300	$26.36	9,300	41,414

TOTAL:	15,900	$26.12	15,900	41,414

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

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

As of June 30, 2018, the Company owned approximately 81.9% of the common shares of its subsidiary, Santa Fe, and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. Intergroup also directly owns approximately 13.4% of the common shares of Portsmouth. The Company's principal sources of revenue continue to be derived from the general and limited partnership interests of its subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family and commercial real estate properties, and income received from investment of its cash and securities assets. Justice owns a 544 room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel” or the “Property”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

The Hotel is operated by the Partnership as a full-service Hilton brand hotel pursuant to a License Agreement with Hilton. The Partnership entered into the License Agreement on December 10, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the reopening date, upon completion of a major renovation, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the License Agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money cash incentives to be earned through 2030. The key money cash incentive of $4,750,000 was received on July 1, 2015.

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

Fiscal Year Ended June 30, 2018 Compared to Fiscal Year Ended June 30, 2017

The Company had a net income of $5,813,000 for the year ended June 30, 2018 compared to a net loss of $1,676,000 for the year ended June 30, 2017. The change is primarily attributable to the receipt of $8,300,000 in settlement proceeds related to the Glaser matter as described in Item 3 - Legal Proceedings. The increase in net income was offset by $2,535,000 increase in provision for income tax expense.

Hotel Operations

The Company had net income from Hotel operations of $12,827,000 for the year ended June 30, 2018 compared to net income of $3,494,000 for the year ended June 30, 2017. The increase in net income was primarily attributable to the receipt of $8,300,000 in settlement proceeds related to the Glaser matter.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2018 and 2017.

For the year ended June 30,	2018	2017
Hotel revenues:
Hotel rooms	$46,475,000	$45,012,000
Food and beverage	7,222,000	5,934,000
Garage	3,011,000	2,695,000
Other operating departments	391,000	693,000
Total hotel revenues	57,099,000	54,334,000
Operating expenses, excluding non-recurring charges, interest, depreciation and amortization	(40,103,000)	(40,717,000)
Operating income before non-recurring charges, interest, depreciation and amortization	16,996,000	13,617,000
Recovery of legal settlement costs	5,775,000	-
Income before interest, depreciation and amortization	22,771,000	13,617,000
Interest expense – mortgage	(7,237,000)	(7,066,000)
Depreciation and amortization expense	(2,707,000)	(3,057,000)

Net income from Hotel operations	$12,827,000	$3,494,000

For the year ended June 30, 2018, the Hotel generated operating income of $16,996,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $57,099,000 compared to operating income of $13,617,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $54,334,000 for the year ended June 30, 2017. Room revenues increased by $1,463,000 for the year ended June 30, 2018 compared to the year ended June 30, 2017 primarily as a result of increased occupancy due to strategic changes of our sales strategy along with increased group room nights.  Hotel focused on sellout efficiency specifically on shoulder days and months.  Food and beverage revenue increased by $1,288,000 for the year ended June 30, 2018 compared to the year ended June 30, 2017 primarily due to the increased per group room night banquet food and beverage contribution as well as increased audio-visual spending.

Operating expenses decreased by $614,000 for the year ended June 30, 2018 to $40,103,000 compared to the year ended June 30, 2017 of $40,717,000 primarily due to the receipt of settlement proceeds related to the Glaser matter. The reduction of $2,725,000 in legal expense related to the Glaser matter was offset by increase in legal expenses due to the same matter.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the year ended June 30, 2018 and 2017.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2018	$250	94%	$235
2017	$250	91%	$227

The Hotel’s continued focus on growing occupancy during off peak timeframes resulted in the $8 RevPAR growth from fiscal year 2017.  While the Hotel focused on rate growth over peak demands of midweek, the growth of occupancy came over weekends and holidays which resulted in the overall rate remaining flat year over year at $250.

We believe that enhancing the Hotel’s technology is critical and to that end, we are currently working with all Hilton approved vendors to upgrade all technical aspects of the Hotel and the implementation of state-of-the-art systems that will set us apart from our competitors. We have made ten additional rooms available by eliminating the Justice administrative office from the Hotel and relocating the accounting department to administrative space and eliminated the unprofitable Wellness Center that was added by previous management. We anticipate that the additional ten rooms will be placed into service within the fiscal year ending June 30, 2019. Additionally, the fitness center which is occupying the equivalent of five rooms and the executive lounge which is occupying the equivalent of three rooms, will be relocated to a different area within the hotel. The eight equivalent rooms will be placed back into service. Part of this renovation will be funded by the Hotel’s furniture, fixture and equipment reserve account with our lender as well as the $2,000,000 key money incentive provided by Interstate. Lastly, we anticipate the completion of the installation of a complete exterior building maintenance system during fiscal 2019 in order to wash the windows periodically.

Real Estate Operations

Revenue from real estate operations decreased to $14,480,000 for the year ended June 30, 2018 from $14,671,000 for the year ended June 30, 2017 primarily as a result of increased vacancy loss. Real estate operating expenses increased to $7,579,000 from $7,166,000 primarily as a result of higher real estate taxes. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $1,777,000 for the year ended June 30, 2018 compared to a net loss on marketable securities of $3,496,000 for the year ended June 30, 2017. For the year ended June 30, 2018, the Company had an unrealized loss of $2,337,000 and a realized loss of $6,007,000, related to the Company’s investment in the common stock of Comstock Mining Inc. (“Comstock” - NYSE MKT: LODE). For the year ended June 30, 2017, the Company had an unrealized loss of $4,517,000 and zero realized loss related to the Company’s investment in the common stock of Comstock.

As of June 30, 2018 and 2017, investments in Comstock represent approximately 7% and 28%, respectively, of the Company’s investment portfolio. For the year ended June 30, 2018, the Company had a net realized loss of $5,375,000 and a net unrealized gain of $3,598,000. For the year ended June 30, 2017, the Company had a net realized gain of $356,000 and a net unrealized gain of $3,852,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the years ended June 30, 2018 and 2017, the Company performed an impairment analysis of its other investments and determined that its investments had an other than temporary impairment and recorded impairment losses of $200,000 and $178,000, respectively.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax expense during the year ended June 30, 2018 and 2017 represents primarily the combined income tax effect of Portsmouth’s pretax income which includes its share in net income from the Hotel and the pre-tax loss from Intergroup (standalone).

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2018 and 2017, the Company had investments in marketable equity securities of $13,841,000 and $17,177,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups as:

		% of Total
As of June 30, 2018		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$4,300,000	31.1%
Corporate bonds	2,282,000	16.5%
Technology	1,813,000	13.1%
Healthcare	1,777,000	12.8%
Communications	1,071,000	7.7%
Other	2,598,000	18.8%
	$13,841,000	100.0%

		% of Total
As of June 30, 2017		Investment
Industry Group	Fair Value	Securities

Basic materials	$6,222,000	36.2%
Technology	4,134,000	24.1%
REITs and real estate companies	1,820,000	10.6%
Corporate bonds	1,683,000	9.8%
Energy	1,345,000	7.8%
Other	1,973,000	11.5%
	$17,177,000	100.0%

The Company’s investment portfolio is diversified with 35 different equity positions The Company holds two equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 15.8% of the portfolio and consists of the common stock of Colony Financial Inc. which is included in the REITs and real estate companies industry group.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2018	2017
Net loss on marketable securities	$(1,777,000)	$(3,496,000)
Net unrealized loss on other investments	(42,000)	-
Impairment loss on other investments	(200,000)	(178,000)
Dividend and interest income	277,000	287,000
Margin interest expense	(632,000)	(652,000)
Trading expenses	(555,000)	(508,000)
	$(2,929,000)	$(4,547,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations, general partner management fees from Justice Investors, its real estate operations and from the investment of its cash in marketable securities and other investments.

To fund the redemption of limited partnership interests and to repay the prior mortgage, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December of 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum and matures in January 2024. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of Mortgage Lender. The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine loan bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan.

Management believes that its cash, securities assets, real estate and the cash flows generated from those assets and from partnership management fees, will be adequate to meet the Company’s current and future obligations. Additionally, management believes there is significant appreciated value in the Hotel and other real estate properties to support additional borrowings if necessary.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$178,238,000	$3,995,000	$3,104,000	$15,172,000	$3,079,000	$37,825,000	$115,063,000
Other notes payable	7,089,000	763,000	935,000	916,000	930,000	592,000	2,953,000
Interest	49,815,000	9,898,000	9,584,000	9,154,000	8,603,000	7,593,000	4,983,000
Total	$235,142,000	$14,656,000	$13,623,000	$25,242,000	$12,612,000	$46,010,000	$122,999,000

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no material off balance sheet arrangements.

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. Since Interstate has the power and ability under the terms of its management agreement to adjust hotel room rates on an ongoing basis, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company's income is not viewed by management as material.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

The Intergroup Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Intergroup Corporation and its subsidiaries (the “Company”) as of June 30, 2018, the related consolidated statements of operations, shareholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Irvine, California

August 31, 2018

We have served as the Company’s auditor since 2018.

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

/s/ Hein & Associates LLP

Irvine, California
October 13, 2017

THE INTERGROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30,	2018	2017
ASSETS
Investment in Hotel, net	$40,961,000	$42,092,000
Investment in real estate, net	53,369,000	54,984,000
Investment in marketable securities	13,841,000	17,177,000
Other investments, net	813,000	1,211,000
Cash and cash equivalents	8,053,000	2,871,000
Restricted cash	9,458,000	7,402,000
Other assets, net	5,185,000	3,365,000
Deferred tax asset	-	4,107,000

Total assets	$131,680,000	$133,209,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$3,299,000	$2,947,000
Accounts payable and other liabilities - Hotel	9,946,000	12,833,000
Due to securities broker	1,887,000	3,012,000
Obligations for securities sold	1,935,000	3,710,000
Related party and other notes payable	5,735,000	6,112,000
Capital leases	1,355,000	-
Mortgage notes payable - Hotel	114,372,000	115,615,000
Mortgage notes payable - real estate	62,873,000	64,298,000
Deferred tax liability	245,000	-
Total liabilities	201,647,000	208,527,000

Commitments and contingencies - Note 18

Shareholders' deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,395,616 and 3,395,616 issued; 2,334,197 and 2,359,724 outstanding as of June 30, 2018 and 2017	33,000	33,000
Additional paid-in capital	10,522,000	10,346,000
Accumulated deficit	(41,217,000)	(45,298,000)
Treasury stock, at cost, 1,061,419 and 1,035,892 shares as of June 30, 2018 and 2017	(13,268,000)	(12,626,000)
Total Intergroup shareholders' deficit	(43,930,000)	(47,545,000)
Noncontrolling interest	(26,037,000)	(27,773,000)
Total shareholders' deficit	(69,967,000)	(75,318,000)

Total liabilities and shareholders' deficit	$131,680,000	$133,209,000

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2018	2017
Revenues:
Hotel	$57,099,000	$54,334,000
Real estate	14,480,000	14,671,000
Total revenues	71,579,000	69,005,000
Costs and operating expenses:
Hotel operating expenses	(40,103,000)	(40,717,000)
Recovery of legal settlement costs	5,775,000	-
Real estate operating expenses	(7,579,000)	(7,166,000)
Depreciation and amortization expense	(5,054,000)	(5,305,000)
General and administrative expense	(3,053,000)	(2,821,000)

Total costs and operating expenses	(50,014,000)	(56,009,000)

Income from operations	21,565,000	12,996,000
Other income (expense):
Interest expense - mortgage	(9,767,000)	(9,604,000)
Net loss on marketable securities	(1,777,000)	(3,496,000)
Net unrealized loss on other investments	(42,000)	-
Impairment loss on other investments	(200,000)	(178,000)
Dividend and interest income	277,000	287,000
Trading and margin interest expense	(1,187,000)	(1,160,000)
Net other expense	(12,696,000)	(14,151,000)
Income (loss) before income taxes	8,869,000	(1,155,000)
Income tax expense	(3,056,000)	(521,000)
Net income (loss)	5,813,000	(1,676,000)
Less: Net (income) loss attributable to the noncontrolling interest	(1,732,000)	23,000
Net income (loss) attributable to InterGroup	$4,081,000	$(1,653,000)

Net income (loss) per share
Basic	$2.47	$(0.71)
Diluted	$2.18	$(0.71)
Net income (loss) per share attributable to InterGroup
Basic	$1.73	$(0.70)
Diluted	$1.53	$(0.70)

Weighted average number of common shares outstanding	2,354,489	2,371,765
Weighted average number of diluted shares outstanding	2,672,489	2,371,765

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

			Additional			InterGroup		Total
	Common Stock		Paid-in		Treasury	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Accumulated Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2017	3,395,616	$33,000	$10,363,000	$(43,645,000)	$(12,082,000)	$(45,331,000)	$(27,916,000)	$(73,247,000)

Net loss	-	-	-	(1,653,000)	-	(1,653,000)	(23,000)	(1,676,000)

Stock options expense	-	-	268,000	-	-	268,000	-	268,000

Investment in Santa Fe	-	-	(188,000)	-	-	(188,000)	105,000	(83,000)

Investment in Portsmouth	-	-	(97,000)	-	-	(97,000)	61,000	(36,000)

Purchase of treasury stock	-	-	-	-	(544,000)	(544,000)	-	(544,000)

Balance at June 30, 2017	3,395,616	33,000	10,346,000	(45,298,000)	(12,626,000)	(47,545,000)	(27,773,000)	(75,318,000)

Net Income	-	-	-	4,081,000	-	4,081,000	1,732,000	5,813,000

Stock options expense	-	-	184,000	-	-	184,000	-	184,000

Investment in Santa Fe	-	-	(8,000)	-	-	(8,000)	4,000	(4,000)

Purchase of treasury stock	-	-	-	-	(642,000)	(642,000)	-	(642,000)

Balance at June 30, 2018	3,395,616	$33,000	$10,522,000	$(41,217,000)	$(13,268,000)	$(43,930,000)	$(26,037,000)	$(69,967,000)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2018	2017
Cash flows from operating activities:
Net income (loss)	$5,813,000	$(1,676,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net unrealized (gain) loss on marketable securities	(3,598,000)	3,852,000
Deferred taxes	4,352,000	(122,000)
Unrealized loss on other investments	42,000	-
Impairment loss on other investments	200,000	178,000
Depreciation and amortization	4,776,000	5,389,000
Stock compensation expense	184,000	268,000
Changes in assets and liabilities:
Investment in marketable securities	6,934,000	(6,747,000)
Other assets, net	(1,820,000)	2,806,000
Accounts payable and other liabilities	(2,535,000)	(2,720,000)
Due to securities broker	(1,125,000)	1,519,000
Obligations for securities sold	(1,775,000)	3,547,000
Net cash provided by operating activities	11,448,000	6,294,000

Cash flows from investing activities:
Investment in Hotel, net	(212,000)	(328,000)
Investment in real estate, net	(732,000)	(875,000)
Proceeds from (purchase of) other investments	156,000	(360,000)
Investment in Santa Fe	(4,000)	(83,000)
Investment in Portsmouth	-	(36,000)
Net cash used in investing activities	(792,000)	(1,682,000)

Cash flows from financing activities:
Net payments of mortgage and other notes payable	(2,776,000)	(2,420,000)
Restricted cash for capital improvements and mortgage impounds	(2,056,000)	(4,181,000)
Purchase of treasury stock	(642,000)	(544,000)
Net cash used in financing activities	(5,474,000)	(7,145,000)

Net increase (decrease) in cash and cash equivalents	5,182,000	(2,533,000)
Cash and cash equivalents at the beginning of the year	2,871,000	5,404,000
Cash and cash equivalents at the end of the year	$8,053,000	$2,871,000

Supplemental information:
Income tax paid	$171,000	$1,063,000
Interest paid	$10,399,000	$10,256,000

Non-cash transactions:
Additions to Hotel equipment through capital lease	$1,364,000	$-

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

As of June 30, 2018, the Company had the power to vote 85.9% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe’s primary business is conducted through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). Portsmouth has a 93.1% limited partnership interest in Justice and is the sole general partner. InterGroup also directly owns approximately 13.4% of the common stock of Portsmouth.

Justice, through its subsidiaries Justice Operating Company, LLC (“Operating”), Justice Mezzanine Company, LLC (“Mezzanine”), and Kearny Street Parking, LLC (“Parking”) owns a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Mezzanine and Parking are both wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three-year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. After a lengthy review process of several national third-party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The $2,000,000 is included in the restricted cash and related party and other notes payable balances in the consolidated balance sheets as of June 30, 2018 and 2017.

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

Investment in Hotel, Net

Property and equipment are stated at cost. Building improvements are depreciated on a straight-line basis over their useful lives ranging from 3 to 39 years. Furniture, fixtures, and equipment are depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years.

Repairs and maintenance are charged to expense as incurred. Costs of significant renewals and improvements are capitalized and depreciated over the shorter of its remaining estimated useful life or life of the asset. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts; any resulting gain or loss is included in other income (expenses).

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles (“GAAP”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2018 and 2017.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2018 and 2017.

The fair value of the tangible assets of an acquired property, which includes land, building and improvements, is determined by valuing the property as if they were vacant, and incorporates costs during the lease-up periods considering current market conditions and costs to execute similar leases such lost rental revenue and tenant improvements. The value of tangible assets is depreciated using straight-line method based upon the assets estimated useful lives.

Investment in Marketable Securities

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company's investment portfolio recorded through the consolidated statements of operations.

Other Investments, Net

Other investments include non-marketable securities (carried at cost, net of any impairments loss) and non-marketable debt instruments. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2018 and 2017, the Company recorded impairment losses related to other investments of $200,000 and $178,000, respectively. As of June 30, 2018 and 2017, the allowance for impairment losses was $6,269,000 and $6,154,000, respectively.

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

Other Assets, Net

Other assets include prepaid insurance, accounts receivable, franchise fees, tax refund receivable, and other miscellaneous assets. Franchise fees are stated at cost and amortized over the life of the agreement (15 years).

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

Accounts Payable and Other Liabilities

Accounts payable and other liabilities include trade payables, advance customer deposits, accrued wages, accrued real estate taxes, and other liabilities.

Treasury Stock

The Company records the acquisition of treasury stock under the cost method. During the years ended June 30, 2018 and 2017, the Company purchased 25,527 and 22,002 shares of treasury stock, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in Hotel operating expenses in the consolidated statements of operations. Advertising costs were $302,000 and $294,000 for the years ended June 30, 2018 and 2017, respectively.

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

Earnings (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted net income per share is similar to the computation of basic net income per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. The basic and diluted earnings per share were the same for the year ended June 30, 2017 because the Company had a net loss.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to the recording of allowance for doubtful accounts and allowance for impairment losses which are based on management’s assessment of the collectability of accounts receivable and the fair market value of nonmarketable securities, respectively, as of the end of the fiscal year. Actual results may differ from those estimates.

Debt Issuance Costs

Debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the debt liability and are amortized over the life of the debt. Loan amortization costs are included in interest expense in the consolidated statement of operations.

Recent Accounting Pronouncements and U.S. Tax Reform

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We adopted the new standard effective July 1, 2018 using the modified retrospective method. The standard has no significant impact on the Company’s consolidated financial statements and related disclosures.

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

On June 16, 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the timelier recognition of losses. ASU No. 2016-13 will be effective for us as of January 1, 2020. The Company is currently reviewing the effect of ASU No. 2016-13.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing corporate income tax by, among other things, lowering corporate income tax rates. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. The decrease in corporate tax rate reduced the Company’s deferred tax assets and liabilities to the lower federal base rate of 21%. As a result, a provisional net credit of $404,000 was included in the income tax expense for the year ended June 30, 2018.

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

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2018	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	29,350,000	(25,876,000)	3,474,000
Building and improvements	64,336,000	(29,587,000)	34,749,000
	$96,424,000	$(55,463,000)	$40,961,000

		Accumulated	Net Book
June 30, 2017	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	27,681,000	(24,569,000)	3,112,000
Building and improvements	64,308,000	(28,066,000)	36,242,000
	$94,727,000	$(52,635,000)	$42,092,000

NOTE 4 - INVESTMENT IN REAL ESTATE, NET

At June 30, 2018, the Company's investment in real estate consisted of twenty properties located throughout the United States. These properties include sixteen apartment complexes, three single-family houses as strategic investments, and one commercial real estate property. The Company also owns unimproved land located in Maui, Hawaii.

Investment in real estate included the following:

As of June 30,	2018	2017
Land	$25,033,000	$25,033,000
Buildings, improvements and equipment	67,536,000	66,804,000
Accumulated depreciation	(39,200,000)	(36,853,000)
	$53,369,000	$54,984,000

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

At June 30, 2018 and 2017, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of June 30, 2018
Corporate Equities	$22,388,000	$2,450,000	$(10,997,000)	$(8,547,000)	$13,841,000

As of June 30, 2017
Corporate Equities	$29,170,000	$1,768,000	$(13,761,000)	$(11,993,000)	$17,177,000

As of June 30, 2018 and 2017, approximately 7% and 28% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining Inc.

As of June 30, 2018 and 2017, the Company had $10,819,000 and $13,294,000, respectively, of unrealized losses related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the years ended June 30, 2018 and 2017, respectively.

For the year ended June 30,	2018	2017
Realized loss on marketable securities related to Comstock	$(6,007,000)	$-
Realized gain on marketable securities	632,000	356,000
Unrealized loss on marketable securities related to Comstock	(2,337,000)	(4,517,000)
Unrealized gain on marketable securities	5,935,000	665,000
Net loss on marketable securities	$(1,777,000)	$(3,496,000)

NOTE 6 – OTHER INVESTMENTS, NET

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments, net of other than temporary impairment losses.

Other investments, net consist of the following:

Type	June 30, 2018	June 30, 2017
Private equity hedge fund, at cost	$554,000	$782,000
Other investments	259,000	429,000
	$813,000	$1,211,000

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

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2018	Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$4,300,000
Corporate bonds	2,282,000
Technology	1,813,000
Healthcare	1,777,000
Communications	1,071,000
Other	2,598,000
$13,841,000

As of June 30, 2017	Level 1
Assets:
Investment in marketable securities:
Basic materials	$6,222,000
Technology	4,134,000
REITs and real estate companies	1,820,000
Energy	1,345,000
Corporate bonds	1,683,000
Other	1,973,000
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

			Net loss for the year
Assets	Level 3	June 30, 2018	ended June 30, 2018

Other non-marketable investments	$813,000	$813,000	$(242,000)

			Net loss for the year
Assets	Level 3	June 30, 2017	ended June 30, 2017

Other non-marketable investments	$1,211,000	$1,211,000	$(178,000)

For fiscal year ended June 30, 2018, we received distribution from other non-marketable investments of $131,000.

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

NOTE 8 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2018	2017
Accounts receivable, net	$1,843,000	$1,489,000
Prepaid expenses	490,000	602,000
Miscellaneous assets, net	1,159,000	1,274,000
Tax Refund Receivable	1,693,000	-

Total other assets	$5,185,000	$3,365,000

As mentioned in Note 5 – Investment in Marketable Securities, the Company had realized loss of $6,007,000 in the current fiscal year related to the sale of common stock of Comstock. The Company plans to file a carry back claim to carry back this loss to fiscal year ended June 30, 2015. The carry back claim will generate a federal income tax refund of approximately $1,975,000 which is included in other assets in the consolidated balance sheet as of June 30, 2018.

NOTE 9 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

On July 2, 2014, the Company provided the Partnership an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2018. The balance of this loan was $3,000,000 and $4,250,000 as of June 30, 2018 and 2017, respectively, and are included in the related party and other note payable in the consolidated balance sheets.

Also included in the balance of the related party note payable at June 30, 2018 and 2017 is the obligation to Hilton (Franchisor) in the form of a self-exhausting, interest free development incentive note which will be reduced approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. As of June 30, 2018 and 2017, the balance of the note was $3,642,000 and $3,958,000, respectively.

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash and related party note payable balances in the consolidated balance sheets as of June 30, 2018 and 2017.

As of June 30, 2018, the Company had capital lease obligations outstanding of $1,355,000. These capital leases expire in various years through 2023 at rates ranging from 5.77% to 6.53% per annum. Minimum future lease payments for assets under capital leases as of June 30, 2018 are as follows:

For the year ending June 30,
2019	$358,000
2020	384,000
2021	384,000
2022	376,000
2023	26,000
Total minimum lease payments	1,528,000
Less interest on capital lease	(173,000)
Present value of future minimum lease payments	1,355,000

Future minimum principle payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2019	$763,000
2020	935,000
2021	916,000
2022	930,000
2023	592,000
Thereafter	2,954,000
$7,090,000

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. As of June 30, 2018 and 2017, the Partnership is in compliance with both requirements.

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

In April 2016, the Company entered into an interest rate agreement on its $923,000 mortgage note payable on its commercial property located in Los Angeles, California in order to settle the variable rate as of March 31, 2016 of 4.22% into a fixed rate of 3.99%, the swap agreement matures in January 2021. A swap is a contractual agreement to exchange interest rate payments. As of June 30, 2018, the fair market value of the swap agreement is immaterial.

Each mortgage notes payable is secured by real estate or the Hotel. As of June 30, 2018 and 2017, the mortgage notes payable are summarized as follows:

	As of June 30, 2018

	Number	Note		Note
Property	of Units	Origination Date		Maturity Date		Mortgage Balance	Interest Rate

SF Hotel	544 rooms	December	2013	January	2024	$95,018,000	5.28%
SF Hotel	544 rooms	December	2013	January	2024	20,000,000	9.75%
		Mortgage notes payable - Hotel				115,018,000
		Debt issuance costs				(646,000)
		Total mortgage notes payable - Hotel				$114,372,000

Florence	157	March	2015	April	2025	$3,291,000	3.87%
Las Colinas	358	November	2012	December	2022	17,404,000	3.73%
Morris County	151	July	2012	August	2022	9,068,000	3.51%
Morris County	151	June	2014	August	2022	2,563,000	4.51%
St. Louis	264	May	2013	May	2023	5,491,000	4.05%
Los Angeles	4	September	2012	September	2042	352,000	3.75%
Los Angeles	2	September	2012	September	2042	356,000	3.75%
Los Angeles	1	August	2012	September	2042	383,000	3.75%
Los Angeles	31	November	2010	December	2020	5,048,000	4.85%
Los Angeles	30	August	2007	September	2022	5,907,000	5.97%
Los Angeles	27	November	2010	December	2020	2,843,000	4.85%
Los Angeles	14	April	2011	March	2021	1,665,000	5.89%
Los Angeles	12	June	2016	June	2026	2,218,000	3.59%
Los Angeles	9	April	2011	May	2021	1,331,000	5.60%
Los Angeles	9	April	2011	March	2021	1,135,000	5.89%
Los Angeles	8	July	2013	July	2043	451,000	3.75%
Los Angeles	7	August	2012	September	2042	868,000	3.75%
Los Angeles	4	August	2012	September	2042	594,000	3.75%
Los Angeles	1	September	2012	September	2042	409,000	3.75%
Los Angeles	1	August	2016	August	2018	1,000,000	5.75%
Los Angeles	Office	April	2016	January	2021	842,000	4.55%
		Mortgage notes payable - real estate				63,219,000
		Debt issuance costs				(346,000)
		Total mortgage notes payable - real estate				$62,873,000

	As of June 30, 2017

	Number	Note		Note
Property	of Units	Origination Date		Maturity Date		Mortgage Balance	Interest Rate

SF Hotel	543 rooms	December	2013	January	2024	$96,343,000	5.28%
SF Hotel	543 rooms	December	2013	January	2024	20,000,000	9.75%
		Mortgage notes payable - Hotel				116,343,000
		Debt issuance costs				(728,000)
		Total mortgage notes payable - Hotel				$115,615,000

Florence	157	March	2015	April	2025	$3,357,000	3.87%
Las Colinas	358	November	2012	December	2022	17,818,000	3.73%
Morris County	151	July	2012	August	2022	9,387,000	3.51%
Morris County	151	June	2014	August	2022	2,611,000	4.51%
St. Louis	264	May	2013	May	2023	5,611,000	4.05%
Los Angeles	4	September	2012	September	2042	360,000	3.75%
Los Angeles	2	September	2012	September	2042	364,000	3.75%
Los Angeles	1	August	2012	September	2042	392,000	3.75%
Los Angeles	31	November	2010	December	2020	5,165,000	4.85%
Los Angeles	30	August	2007	September	2022	6,041,000	5.97%
Los Angeles	27	November	2010	December	2020	2,909,000	4.85%
Los Angeles	14	April	2011	March	2021	1,697,000	5.89%
Los Angeles	12	June	2016	June	2026	2,261,000	3.59%
Los Angeles	9	April	2011	May	2021	1,356,000	5.60%
Los Angeles	9	April	2011	March	2021	1,156,000	5.89%
Los Angeles	8	July	2013	July	2043	461,000	3.75%
Los Angeles	7	August	2012	September	2042	890,000	3.75%
Los Angeles	4	August	2012	September	2042	610,000	3.75%
Los Angeles	1	September	2012	September	2042	418,000	3.75%
Los Angeles	1	August	2016	August	2018	1,000,000	5.25%
Los Angeles	Office	April	2016	January	2021	878,000	3.99%
		Mortgage notes payable - real estate				64,742,000
		Debt issuance costs				(444,000)
		Total mortgage notes payable - real estate				$64,298,000

Future minimum payments for all mortgage notes payable are as follows:

For the year ending June 30,
2019	$3,995,000
2020	3,104,000
2021	15,172,000
2022	3,079,000
2023	37,825,000
Thereafter	115,062,000
$178,237,000

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

NOTE 12 – MANAGEMENT AGREEMENTS

Justice had a management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. The management agreement with Prism had an original term of ten years, subject to the Partnership’s right to terminate at any time with or without cause. Effective January 2014, the management agreement with Prism was amended by the Partnership to change the nature of the services provided by Prism and the compensation payable to Prism, among other things. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three-year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. After a lengthy review process of several national third-party hotel management companies, on February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash and related party note payable balances in the balance sheets as of June 30, 2018 and 2017. During the years ended June 30, 2018 and 2017, Interstate management fees were $957,000 and $372,000, respectively, and are included in Hotel operating expenses in the consolidated statements of operations.

NOTE 13 – CONCENTRATION OF CREDIT RISK

As of June 30, 2018 and 2017, all accounts receivables are related to Hotel customers. The Hotel had two customers that accounted for 32%, or $572,000 of accounts receivable at June 30, 2018, and one customer that accounted for 27%, or $390,000 of accounts receivable at June 30, 2017.

The Partnership maintains its cash and cash equivalents and restricted cash with various financial institutions that are monitored regularly for credit quality. At times, such cash and cash equivalents holdings may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) or other federally insured limits.

NOTE 14 – INCOME TAXES

The provision for the Company’s income tax expense is comprised of the following:

For the years ended June 30,	2018	2017

Federal
Current tax benefit (expense)	$1,455,000	$(333,000)
Deferred tax expense	(3,567,000)	(168,000)
	(2,112,000)	(501,000)

State
Current tax expense	(227,000)	(310,000)
Deferred tax (expense) benefit	(717,000)	290,000
	(944,000)	(20,000)

Income Tax Expense	$(3,056,000)	$(521,000)

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:

For the years ended June 30,	2018	2017

Statutory federal tax rate	$(2,218,000)	$440,000
State income taxes, net of federal tax benefit	(623,000)	(25,000)
Dividend received deduction	24,000	56,000
Valuation allowance	(330,000)	(521,000)
Other	91,000	(471,000)
	$(3,056,000)	$(521,000)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing corporate income tax by, among other things, lowering corporate income tax rates. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. The decrease in corporate tax rate reduced the Company’s deferred tax assets and liabilities to the lower federal base rate of 21%. As a result, a provisional net credit of $404,000 was included in the income tax expense for the year ended June 30, 2018.

The components of the deferred tax asset and liabilities are as follows:

	June 30, 2018	June 30, 2017
Deferred tax assets:
Net operating loss carryforwards	$7,413,000	$14,302,000
Capital loss carryforwards	1,132,000	1,122,000
Investment impairment reserve	1,276,000	1,778,000
Accruals and reserves	766,000	1,182,000
Unrealized loss on marketable securities	-	284,000
Tax credits	733,000	516,000
Other	190,000	289,000
Valuation allowance	(2,610,000)	(3,388,000)
	8,900,000	16,085,000
Deferred tax assets (liabilities):
Equity earnings	(2,564,000)	(2,624,000)
Deferred gains on real estate sale and depreciation	(5,638,000)	(8,816,000)
Unrealized gains on marketable securities	(765,000)	-
State taxes	(178,000)	(538,000)
	(9,145,000)	(11,978,000)
Net deferred tax (liability) asset	$(245,000)	$4,107,000

As of June 30, 2018, the Company had estimated net operating losses (NOLs) of $27,633,000 and $18,784,000 for federal and state purposes, respectively. Below is the break-down of the NOLs for Intergroup, Santa Fe and Portsmouth. The carryforward expires in varying amounts through the year 2037.

	Federal	State
InterGroup	$-	$-
Santa Fe	8,893,000	3,664,000
Portsmouth	18,740,000	15,120,000
	$27,633,000	$18,784,000

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

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. As of June 30, 2018, it has been determined there are no uncertain tax positions likely to impact the Company.

The Partnership files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examination by federal, state and local jurisdictions, were applicable.

As of June 30, 2018, tax years beginning in fiscal 2012 remain open to examination by the major tax jurisdictions and are subject to the statute of limitations.

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

Information below represents reported segments for the years ended June 30, 2018 and 2017. Segment income from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Loss from investments consists of net investment loss, dividend and interest income and investment related expenses.

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2018	Operations	Operations	Transactions	Other	Total
Revenues	$57,099,000	$14,480,000	$-	$-	$71,579,000
Segment operating expenses	(40,103,000)	(7,579,000)	-	(3,053,000)	(50,735,000)
Segment income (loss) from operations	16,996,000	6,901,000	-	(3,053,000)	20,844,000
Interest expense - mortgage	(7,237,000)	(2,530,000)	-	-	(9,767,000)
Recovery of legal settlement costs	5,775,000				5,775,000
Depreciation and amortization expense	(2,707,000)	(2,347,000)	-	-	(5,054,000)
Loss from investments	-	-	(2,929,000)	-	(2,929,000)
Income tax expense	-	-	-	(3,056,000)	(3,056,000)
Net income (loss)	$12,827,000	$2,024,000	$(2,929,000)	$(6,109,000)	$5,813,000
Total assets	$58,019,000	$53,369,000	$14,654,000	$5,638,000	$131,680,000

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2017	Operations	Operations	Transactions	Other	Total
Revenues	$54,334,000	$14,671,000	$-	$-	$69,005,000
Segment operating expenses	(40,717,000)	(7,166,000)	-	(2,821,000)	(50,704,000)
Segment income (loss) from operations	13,617,000	7,505,000	-	(2,821,000)	18,301,000
Interest expense - mortgage	(7,066,000)	(2,538,000)	-	-	(9,604,000)
Depreciation and amortization expense	(3,057,000)	(2,248,000)	-	-	(5,305,000)
Loss from investments	-	-	(4,547,000)	-	(4,547,000)
Income tax expense	-	-	-	(521,000)	(521,000)
Net income (loss)	$3,494,000	$2,719,000	$(4,547,000)	$(3,342,000)	$(1,676,000)
Total assets	$48,739,000	$54,984,000	$18,388,000	$11,098,000	$133,209,000

NOTE 16 – STOCK-BASED COMPENSATION PLANS

The Company follows the Statement of Financial Accounting Standards 123 (Revised), "Share-Based Payments" ("SFAS No. 123R"), which was primarily codified into ASC Topic 718 “Compensation – Stock Compensation”, which addresses accounting for equity-based compensation arrangements, including employee stock options and restricted stock units.

The Company currently has two equity compensation plans, each of which has been approved by the Company’s stockholders. The InterGroup Corporation 2008 Restricted Stock Unit Plan (the “2008 RSU Plan”) and the Intergroup 2010 Omnibus Employee Incentive Plan are described below. Any outstanding options issued under the Key Employee Plan or the Non-Employee Director Plan remain effective in accordance with their terms.

The InterGroup Corporation 2008 Restricted Stock Unit Plan

On December 3, 2008, the Board of Directors adopted, subject to shareholder approval, an equity compensation plan for its officers, directors and key employees entitled, The InterGroup Corporation 2008 Restricted Stock Unit Plan (the “2008 RSU Plan”). The 2008 RSU Plan was approved and ratified by the shareholders on February 18, 2009.

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

As of June 30, 2018, there were no RSUs outstanding.

Intergroup Corporation 2010 Omnibus Employee Incentive Plan

On February 24, 2010, the shareholders of the Company approved The Intergroup Corporation 2010 Omnibus Employee Incentive Plan (the “2010 Incentive Plan”), which was formally adopted by the Board of Directors following the annual meeting of shareholders. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 5 years of continuous service. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2010 Incentive Plan. The 2010 Incentive plan as modified in December 2013, authorizes a total of up to 400,000 shares of common stock to be issued as equity compensation to officers and employees of the Company in an amount and in a manner to be determined by the Compensation Committee in accordance with the terms of the 2010 Incentive Plan. The 2010 Incentive Plan authorizes the awards of several types of equity compensation including stock options, stock appreciation rights, performance awards and other stock-based compensation. The 2010 Incentive Plan will expire on February 23, 2020, if not terminated sooner by the Board of Directors upon recommendation of the Compensation Committee. Any awards issued under the 2010 Incentive Plan will expire under the terms of the grant agreement.

The shares of common stock to be issued under the 2010 Incentive Plan have been registered under the Securities Act, pursuant to a registration statement filed on Form S-8 by the Company on June 16, 2010. Once received, shares of common stock issued under the Plan will be freely transferable subject to any requirements of Section 16 (b) of the Exchange Act.

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30, which is 100% of the fair market value of the Company’s Common Stock as determined by reference to the closing price of the Company’s Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Incentive Plan. The options shall be subject to both time and market based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2018, all the market vesting requirements have been met.

In February 2012, the Compensation Committee awarded 90,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 90,000 shares of common stock. The per share exercise price of the options is $19.77 which is the fair value of the Company’s Common Stock as reported on NASDAQ on February 28, 2012. The options expire ten years from the date of grant. The options are subject to both time and market based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2018, 90,000 of these options have met the market vesting requirements.

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

In March 2017, the Compensation Committee awarded 18,000 stock options to the Company’s Vice President of Real Estate, David C. Gonzalez, to purchase up to 18,000 shares of common stock. The per share exercise price of the options is $27.30 which is the fair value of the Company’s Common Stock as reported on NASDAQ on March 2, 2017. The options expire ten years from the date of grant. Pursuant to the time vesting requirements, the options vest over a period of five years, with 3,600 options vesting upon each one-year anniversary of the date of grant.

During the years ended June 30, 2018 and 2017, the Company recorded stock option compensation expense of $184,000 and $268,000, respectively, related to stock options previously issued. As of June 30, 2018, there was an estimated total of $120,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average of 2.73 years.

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

The following table summarizes the stock options activity from July 1, 2016 through June 30, 2018:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at	July 1, 2016	350,000	$16.70	5.95 years	$3,082,000
Granted		18,000	27.30
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Outstanding at	June 30, 2017	368,000	$17.21	5.17 years	$3,046,000
Exercisable at	June 30, 2017	286,000	$16.19	5.20 years	$2,635,000
Vested and Expected to vest at	June 30, 2017	368,000	$17.21	5.17 years	$3,046,000

Outstanding at	July 1, 2017	368,000	$17.21	5.17 years	$3,046,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Outstanding at	June 30, 2018	368,000	$17.21	4.17 years	$3,505,000
Exercisable at	June 30, 2018	318,000	$16.47	3.79 years	$3,257,000
Vested and Expected to vest at	June 30, 2018	368,000	$17.21	4.17 years	$3,505,000

NOTE 17 – RELATED PARTY TRANSACTIONS

In connection with the redemption of limited partnership interests of Justice described in Note 2 above, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements described in Note 2 above, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of June 30, 2018, $200,000 of these fees remain payable.

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

Since the opening of the Hotel in January 2006, the Partnership has incurred monthly royalties, program fees and information technology recapture charges equal to a percent of the Hotel’s gross room revenue. Fees for such services during fiscal year 2018 and 2017 totaled approximately $3.8 million and $3.3 million, respectively.

Hotel Employees

Effective February 3, 2017, the Partnership had no employees. On February 3, 2017, Interstate assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel.  As of June 30, 2018, approximately 85% of those employees were represented by one of four labor unions, and their terms of employment were determined under a collective bargaining agreement (“CBA”) to which the Partnership was a party. During the year ended June 30, 2018, the Partnership renewed the CBA for Local 856 (International Brotherhood of Teamsters). The present CBAs for Local 2 (Hotel and Restaurant Employees), Local 39 (Stationary Engineers), and Local 665 (Parking Employees) will expire on August 13, 2018, July 31, 2018, and November 30, 2018, respectively.

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

Legal Matters

In 2014, Evon Corporation ("Evon") filed a complaint in San Francisco Superior Court against the Partnership, Portsmouth, and a limited partner and related party asserting contract and tort claims based on Justice’s withholding of $4.7 million to pay the transfer tax described in Item 3 - Legal Proceedings. Evon’s complaint asserted various tort and contract claims against Justice and Portsmouth; and also a tort against a Justice limited partner and related party. In July 2014, Justice paid to Holdings $4.7 million, the amount Evon claimed to be incorrectly withheld.  In June 2014, the Partnership sued Evon and related defendants, seeking a judicial declaration as to certain issues arising out of the partnership redemption documents. Evon filed a cross-complaint in December 2014, alleging torts against the Partnership in connection with the redemption transaction.  On May 5, 2016, Justice Investors and Portsmouth (parent company) settled these actions via a global settlement agreement. The Partnership agreed to pay Evon $5,575,000. As of January 10, 2017, the Company has satisfied all conditions of the settlement agreement.

In March 2017, Justice entered into a settlement agreement with RSUI Indemnity Company (“RSUI”), the insurer for Portsmouth’s Directors and Officers Liability Policies. Under this settlement agreement, Justice received $900,000 from RSUI to resolve allegations that RSUI had committed breach of contract and bad faith in handling a claim. The $900,000 was recorded as a reduction of legal expense for the fiscal year ended June 30, 2017.

In April 2014, the Partnership commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the “Respondents”) in connection with the redemption transaction. The arbitration alleged legal malpractice against the Respondents and also sought declaratory relief regarding provisions of the option agreement in the redemption transaction and regarding the engagement letter with Respondents. Prior to arbitration proceedings, the parties agreed in principle to settle the matter, and entered into a settlement agreement and mutual general release in April 2018. The Respondents agreed to pay $8,300,000, which was received in May of 2018. $5,575,000 was recorded as a recovery of legal settlement cost and $2,725,000 was recorded as a reduction of legal expense for the fiscal year ended June 30, 2018.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 19 – SUBSEQUENT EVENTS

In July 2018, Intergroup obtained a revolving $5,000,000 line of credit (“RLOC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at one of the Company’s Los Angeles properties that will undergo a major renovation. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest are due in June 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, management has concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The internal control over financial reporting is a process, under the supervision of our Chief Executive Officer and Principal Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management, including our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, management concluded that there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness is related to the Company’s preparation of its tax provision.

During the fourth quarter of fiscal 2017, we identified a material weakness in internal controls over financial reporting related to our accounting for deferred income taxes and income tax expense. Specifically, we did not design and maintain effective controls to identify items within the deferred tax balances that could be materially incorrect. We did not provide appropriate oversight of our third-party tax CPA firm preparer. This material weakness did not have, but could have resulted in various material adjustments to deferred tax accounts for fiscal 2017 and 2016. Since the material weakness was identified, we have undergone evaluation and improvements in our internal control over financial reporting. Management’s remediation activities have included the following:

In order to mitigate the material weakness to the fullest extent possible, management hired a new tax CPA specialist to review and do a detailed analysis which was completed for the year ended June 30, 2017.  The Company has also assigned to its audit committee oversight responsibilities with regard to this analysis.  The preparation of the Company’s deferred tax assets and liabilities will be reviewed annually by tax experts as well as the Principal Financial Officer and the Chief Executive Officer.

As of June 30, 2018, these controls were not operating effectively as noted by a computational error in estimating the transition impact of the Tax Act on our deferred tax balances. As a result, management concludes that the material weakness has not been remediated and will continue to enhance its controls over the preparation of its tax provision.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As stated in our report on internal control over financial reporting, the material weakness related to tax provision preparation has not been remediated in fiscal year 2018. While significant progress has been made as of June 30, 2018, these controls were not operating effectively. As a result, management concludes that the material weakness has not been remediated and will continue to enhance its controls over the preparation of its tax provision.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2018:

Name	Position with the Company	Age	Term to Expire

Class A Directors:

John V. Winfield (1)(4)(6)(7)	Chairman of the Board; President and Chief Executive Officer	71	Fiscal 2018 Annual Meeting

Jerold R. Babin (2)(3)	Director	84	Fiscal 2018 Annual Meeting

Class B Directors:

Yvonne L. Murphy (1)(5)(7)	Director	61	Fiscal 2019 Annual Meeting

William J. Nance (1)(2)(3)(4)(6)	Director	74	Fiscal 2019 Annual Meeting

Class C Director:

John C. Love (2)(3)(4)(5)(6)(7)	Director	78	Fiscal 2020 Annual Meeting

Executive Officers:

David C. Gonzalez	Vice President Real Estate	51	N/A

Danfeng Xu	Treasurer, Controller (Principal Financial Officer), and Secretary	31	N/A

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

(6) Member of the Securities Investment Committee

(7) Member of the Special Strategic Options Committee

Business Experience:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield — Mr. Winfield was first appointed to the Board in 1982. He currently serves as the Company's Chairman of the Board, President and Chief Executive Officer, having first been appointed as such in 1987. Mr. Winfield also serves as President, Chairman and Chief Executive Officer of the Company’s subsidiaries, Santa Fe and Portsmouth, both public companies. Mr. Winfield’s extensive experience as an entrepreneur and investor, as well as his managerial and leadership experience from serving as a chief executive officer and director of public companies, led to the Board’s conclusion that he should serve as a director of the Company.

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

Yvonne L. Murphy — Mrs. Murphy was elected to the Board of InterGroup in February 2014. She was a member of Governor Kenny C. Guinn’s executive staff in Nevada, and was employed for years by the prestigious Jones Vargas law firm in Reno, Nevada.  She served in nine legislative sessions during the most challenging years in Nevada’s history.  Prior to starting her own lobbying firm, Ms. Murphy worked for RR Partners in its corporate office in Las Vegas, Nevada and in the Government Affairs Division in Reno. She has a Doctorate and a Master’s in Business Administration from the California Pacific University. Mrs. Murphy’s impressive experience in corporate management, legal research and legislative lobbying led to the Board’s conclusion that she should serve as a director of the Company.

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

David C. Gonzalez — Mr. Gonzalez was appointed Vice President Real Estate of the Company on January 31, 2001. Over the past 29 years, Mr. Gonzalez has served in numerous capacities with the Company, including Controller and Director of Real Estate.

Danfeng Xu – Ms. Xu was appointed as Treasurer and Controller of the Company on October 16, 2017. Ms. Xu also serves as Treasurer and Controller of Portsmouth and Santa Fe, having been appointed to those positions on October 16, 2017. On June 1, 2018, she was appointed Secretary of the Company, Portsmouth and Santa Fe. Prior to joining the Company, she had served as Controller and worked in other positions at the Hotel from July 2010 to February 2017. She obtained her Bachelor of Science degree in Business Administration, Accounting and Finance from The Ohio State University and her Master of Professional Accounting, with a concentration in Audit and Assurance from University of Washington.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2018 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, including its Board of Directors. A copy of the Code of Ethics is posted on the Company’s website at www.intgla.com. The Company will provide to any person without charge, upon request, a copy of its Code of Ethics by sending such request to: The InterGroup Corporation, Attn: Treasurer, 11620 Wilshire Blvd., Suite 350, Los Angeles, CA, 90025. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K and will post such information on its website.

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

Nominating Committee

The Company's Nominating Committee is comprised of two “independent” directors as independence is defined by the applicable rules of the SEC and NASDAQ. Directors Love and Murphy serve as the current members of the Nominating Committee. The Company has not established a charter for the Nominating Committee, and the Committee has no policy with regard to consideration of any director candidates recommended by security holders. As a smaller reporting company whose directors own in excess of sixty percent of the voting shares of the Company, InterGroup has not deemed it appropriate to institute such a policy. There have not been any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Audit Committee and Audit Committee Financial Expert

The Company is a Smaller Reporting Company under SEC rules and regulations. The Company’s Audit Committee is currently comprised of three members: Directors Nance (Chairperson), Babin and Love, each of whom meets the independence requirements of the SEC and NASDAQ as modified or supplemented from time to time. The Company’s Board of Directors has determined that Directors Nance and Love also meet the Audit Committee Financial Expert requirement as defined by the SEC and NASDAQ based on their qualifications and business experience discussed above in this Item 10.

Administrative and Compensation Committee

The Company's Administrative and Compensation Committee (the “Compensation Committee”) is comprised of three “independent” members of the Board of Directors as independence is defined by the applicable rules of the SEC and NASDAQ. Mr. Nance serves as Chairman of the Compensation Committee. The Company has not established a charter for the Compensation Committee. The Compensation Committee reviews and recommends to the Board of Directors the compensation for the Company’s Chief Executive Officer and other executive officers, including equity or performance-based compensation and plans. The Compensation Committee seeks to design and set compensation to attract and retain highly qualified executive officers and to align their interests with those of long-term owners of the Company. The Compensation Committee may also make recommendations to the Board of Directors as to the amount and form of director compensation. The Compensation Committee has not engaged any compensation consultants in determining the amount or form of executive of director compensation but does review and monitor published compensation surveys and studies. The Compensation Committee may delegate to the Company’s Chief Executive Officer the authority to determine the compensation of certain executive officers. The Compensation Committee also oversees the Company’s 2008 RSU Plan and the 2010 Incentive Plan.

Item 11. Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiaries for each of the Company’s last two completed fiscal years ended June 30, 2018 and 2017. There was no non-equity incentive plan compensation or nonqualified deferred compensation earnings. There are currently no employment contracts with the executive officers.

SUMMARY COMPENSATION TABLE

					Other
Name and Position	Fiscal Year	Salary		Bonus	Compensation		Total

John V. Winfield	2018	$844,000	(1)	$-	$63,000	(2)	$907,000
Chairman, President and	2017	$784,000	(1)	$-	$151,000	(2)	$935,000
Chief Executive Officer

David C. Gonzalez	2018	$324,000		$200,000	$-		$524,000
Vice President Real Estate	2017	$252,000		$-	$28,000	(4)	$280,000

David T. Nguyen	2018	$70,000	(3)	$-	$180,000	(5)	$250,000
Treasurer and Controller	2017	$240,000	(3)	$-	$-		$240,000
(Principal Financial Officer, resigned October 2017)

Danfeng Xu	2018	$130,000	(3)	$6,000	$-		$136,000
Treasurer and Controller	2017	$46,000	(3)	$-	$-		$46,000
(Principal Financial Officer, effective October 2017)

(1) Mr. Winfield also serves as President and Chairman of the Board of the Company’s subsidiary, Santa Fe, and Santa Fe’s subsidiary, Portsmouth. Mr. Winfield received a salary from Santa Fe and Portsmouth in the aggregate amount of $440,000 and $447,000 from those entities for the fiscal years 2018 and 2017, respectively. The amounts include director’s fees totaling $12,000 for each year.

(2) Amounts include annual premiums for split dollar whole life insurance policies owned by, and the beneficiary of which are, a trust for the benefit of Mr. Winfield's family and compensation for a portion of the salary of an assistant. The amount of compensation related to the assistant was approximately $63,000 and $54,000 for the fiscal years 2018 and 2017, respectively. The annual insurance premiums paid were $85,000 for fiscal year 2017. Santa Fe and Portsmouth paid $43,000 of that amount. The Company did not pay any premiums during fiscal year 2018 and the policy benefiting the Company has expired as of June 30, 2018.

(3) Salary is allocated approximately 50% to the Company and 50% to Santa Fe and Portsmouth.

(4) For fiscal l 2017, the dollar amount reflects aggregate grant date fair value of options expected to vest, computed in accordance with FASB ASC Topic 718, of 18,000 stock options granted to Mr. Gonzalez on March 2, 2017 pursuant to the Company’s 2010 Incentive Plan.

(5) Includes severance received from the Company’s subsidiary, Santa Fe, in the amount of $90,000. Mr. Nguyen resigned as Treasurer and Controller of the Company, InterGroup and Portsmouth effective October 16, 2017 and received $180,000 in total severance pay.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2018

The following table sets forth information concerning option awards and stock awards for each named executive officer that were outstanding as of the end of the Company’s last completed fiscal year ended June 30, 2018. There were no other equity incentive plan awards that were outstanding.

	Option Awards
	Number of		Number of
	securities		securities
	underlying		underlying
	unexercised		unexercised		Option	Option
	options (#)		options (#)		exercise	expiration
Name	exercisable		unexercisable		price $	date

John V. Winfield	100,000	(1)	-		$10.30	3/16/20
John V. Winfield	90,000	(2)	-		$19.77	2/28/22
John V. Winfield	106,556	(3)	26,639	(3)	$18.65	12/26/23
John V. Winfield	21,444	(3)	5,361	(3)	$20.52	12/26/23

David C. Gonzalez	-		18,000	(4)	$27.30	3/2/22

(1) Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one year anniversary of the date of grant, March 16, 2010. Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2018, the performance vesting requirements of the options were satisfied.

(2) Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance-based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one year anniversary of the date of grant, February 28, 2012. Pursuant to the performance vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2018, 90,000 options have met the performance vesting requirements.

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

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation. Since InterGroup, Santa Fe and Portsmouth are each public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over a several years. For fiscal years 2018 and 2017, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

EQUITY COMPENSATION PLANS

The Company currently has two equity compensation plans, each of which has been approved by the Company’s stockholders. However, any outstanding stock options issued under the Company’s prior equity compensation plans remain effective in accordance with their terms.

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

The InterGroup Corporation 2008 Restricted Stock Unit Plan

On December 3, 2008, the Board of Directors adopted, subject to shareholder approval, an equity compensation plan for its officers, directors and key employees entitled, The InterGroup Corporation 2008 Restricted Stock Unit Plan (the “2008 RSU Plan”). The 2008 RSU Plan was approved and ratified by the shareholders on February 18, 2009.

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

As of June 30, 2018, there were no RSUs outstanding.

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

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30, which is 100% of the fair market value of the Company’s Common Stock as determined by reference to the closing price of the Company’s Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Incentive Plan. The options shall be subject to both time and market based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2018, all the market vesting requirements have been met.

On February 28, 2012, the Compensation Committee authorized the grant of 90,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 90,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $19.77, which equals 100% of the fair market value of the Company’s common stock as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on February 28, 2012 the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Plan. The options shall be subject to both time and market based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2018, 90,000 options have met the market vesting requirements.

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

Compensation of Directors

Effective as of fiscal year ended June 30, 2011, annual cash compensation payable to non-employee directors has been $12,000. With the exception of members of the Audit Committee, non-employee directors do not receive any additional fees for attending Board or Committee meetings, but are entitled to reimbursement of their reasonable expenses to attend such meetings. Members of the Audit Committee are paid a fee of $1,000 per quarter, with the Chair of that Committee to receive $1,500 per quarter. As an executive officer, the Company’s Chairman has elected to forego his annual board fees.

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

The following table sets forth the compensation paid to directors during the fiscal year ended June 30, 2018:

DIRECTOR COMPENSATION

	Fees Earned or			All Other
Name	Paid in Cash*		Stock Awards	Compensation	Total

John C. Love	$76,000	(1)	-	-	$76,000

William J. Nance	$78,000	(2)	-	-	$78,000

Jerold R. Babin	$66,000	(3)	-	-	$66,000

Yvonne L. Murphy	$56,000		-	-	$56,000

John V. Winfield (4)	-		-	-

*Amounts shown include board retainer fees, committee fees and meeting fees.

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

(3) Mr. Babin also serves as a director of the Company’s subsidiary, Portsmouth. Amounts shown include $6,000 in regular board fees paid by Portsmouth.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as of August 31, 2018, certain information with respect to the beneficial ownership of Common Stock of the Company owned by those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

John V. Winfield	1,706,907	(3)	64.4%
11620 Wilshire Blvd. Suite 350
Los Angeles, CA 90025

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 2,334,197 shares of Common Stock outstanding at August 31, 2018, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 318,000 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

Security Ownership of Management.

The following table sets forth, as of August 31, 2018, certain information with respect to the beneficial ownership of Common Stock of the Company owned by (i) each Director and each of the named Executive Officers, and (ii) all Directors and Executive Officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

John V. Winfield	1,706,907	(3)	64.4%

William J. Nance	50,346		1.9%

John C. Love	19,161		0.7%

David C. Gonzalez	26,769		1.0%

Jerold R. Babin	2,282		*
	.
Yvonne L. Murphy	2,282		*

All Directors and Executive Officers as a Group (6 persons)	1,807,747		68.2%

* Ownership does not exceed 1%.

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 2,334,197 shares of Common Stock outstanding at August 31, 2018, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 318,000 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

Changes in Control.

There are no arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2018 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	368,000	$17.21	83,893

Equity compensation plans not approved by security holders	None	N/A	None

Total	368,000	$17.21	83,893

(a) There were 368,000 stock options outstanding as of June 30, 2018.

(b) Reflects the weighted average exercise price of all outstanding options.

(c) As of June 30, 2018, the Company had 79,847 RSUs available for future issuance under the 2008 RSU Plan. As of June 30, 2018, there were no shares available for future issuance under the 2010 Omnibus Employee Incentive Pan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 4, 1998, the Compensation Committee authorized the Company to obtain whole life and split dollar insurance policies covering the Company’s President and Chief Executive Officer, Mr. Winfield. During fiscal 2017, the Company paid annual premiums in the amount of approximately $85,000 for the split dollar insurance policy owned by, and the beneficiary of which is, a trust for the benefit of Mr. Winfield’s family. The Company did not pay any premiums during fiscal year 2018 and the policy benefiting the Company has expired as of June 30, 2018.

On June 30, 1998, the Company’s Chairman and President entered into a voting trust agreement with the Company giving the Company the power to vote his 4.0% interest in the outstanding shares of the Santa Fe common stock.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership described in Note 2 above, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements described in Note 2 above, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of June 30, 2018, $200,000 of these fees remain payable.

Two general partners provided services to the Partnership through December 17, 2013. On December 18, 2013, the Partnership redeemed Evon’s partnership interest and Portsmouth Square became the sole general partner. The Partnership’s obligation to pay Evon, Justice’s former general partner, terminated as of December 18, 2013. Under the terms of the Justice Partnership Agreement, its current general partner, Portsmouth, receives annual compensation of one percent of Hotel Revenue. During each of the years ended June 30, 2018 and 2017, total compensation paid to Portsmouth under the new and previous agreements was $570,000 and $518,000, respectively. Amounts paid to Portsmouth are eliminated in consolidation.

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

Item 14. Principal Accounting Fees and Services.

On November 16, 2017, the Audit Committee appointed Moss Adams LLP (“Moss Adams”) as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2018. Prior to the appointment of Moss Adams, Hein & Associates LLP (“Hein”) served as our independent registered public accounting firm for fiscal year ended June 30, 2017. Burr Pilger Mayer, Inc. (“BPM”) also provided services in connection with the audit of the Company’s annual financial statements for fiscal year ended June 30, 2017.

Audit Fees - The aggregate fees billed for each of the last two fiscal years ended June 30, 2018 and 2017 for professional services rendered by the Company’s independent registered public accounting firms are set forth in the tables below. These fees were billed for audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q reports, and services provided in connection with statutory and regulatory filings and engagements for those fiscal years.

	Fiscal Year
	2018	2017

Audit fees - Moss Adams	$240,000	$-
Audit fees - Hein	32,000	300,000
Audit fees - BPM	-	41,000
Tax fees - Moss Adams	43,000	-
Tax fees - Hein	-	48,000

TOTAL:	$315,000	$389,000

Audit Committee Pre-Approval Policies

The Audit Committee shall pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accounting firm, subject to any de minimis exceptions that may be set for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Committee prior to the completion of the audit. The Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Committee at its next scheduled meeting. All of the services described herein were approved by the Audit Committee pursuant to its pre-approval policies.

None of the hours expended on the independent registered public accounting firms’ engagement to audit the Company’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the independent registered public accounting firm’s full-time permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 28 through 54:

Independent Auditor's Reports

Consolidated Balance Sheets - June 30, 2018 and 2017

Consolidated Statements of Operations for Years Ended June 30, 2018 and 2017

Consolidated Statements of Shareholders’ Deficit for Years Ended June 30, 2018 and 2017

Consolidated Statements of Cash Flows for Years Ended June 30, 2018 and 2017

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

THE INTERGROUP CORPORATION
(Registrant)

Date:	August 31, 2018	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	August 31, 2018	by	/s/ Danfeng Xu
Danfeng Xu, Treasurer
and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Operating Officer and Chairman	August 31, 2018
John V. Winfield	of the Board (Principal Executive Officer)

/s/ Danfeng Xu	Treasurer and Controller (Principal Financial Officer)	August 31, 2018
Danfeng Xu

/s/ Jerold R. Babin	Director	August 31, 2018
Jerold R. Babin

/s/ John C. Love	Director	August 31, 2018
John C. Love

/s/ Yvonne L. Murphy	Director	August 31, 2018
Yvonne L. Murphy

/s/ William J. Nance	Director	August 31, 2018
William J. Nance