Form 10-Q
period 2018-09-30
INTERGROUP CORP
filed 2018-11-02
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes ☒ No

The number of shares outstanding of registrant’s Common Stock, as of November 1, 2018 was 2,328,547.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of	September 30, 2018	June 30, 2018
ASSETS
Investment in hotel, net	$40,600,000	$40,961,000
Investment in real estate, net	52,981,000	53,369,000
Investment in marketable securities	14,005,000	13,841,000
Other investments, net	733,000	813,000
Cash and cash equivalents	10,001,000	8,053,000
Restricted cash	10,376,000	9,458,000
Other assets, net	4,740,000	5,185,000
Total assets	$133,436,000	$131,680,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$3,694,000	$3,299,000
Accounts payable and other liabilities - Hotel	9,399,000	9,946,000
Due to securities broker	2,927,000	1,887,000
Obligations for securities sold	1,664,000	1,935,000
Related party and other notes payable	5,643,000	5,735,000
Capital leases	1,299,000	1,355,000
Line of credit payable	2,985,000	-
Mortgage notes payable - Hotel	114,203,000	114,372,000
Mortgage notes payable - real estate	59,674,000	62,873,000
Deferred tax liability	955,000	245,000
Total liabilities	202,443,000	201,647,000

Shareholders' deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,395,616 and 3,395,616 issued; 2,328,547 and 2,334,197 outstanding, respectively	33,000	33,000
Additional paid-in capital	10,552,000	10,522,000
Accumulated deficit	(40,587,000)	(41,217,000)
Treasury stock, at cost, 1,067,069 and 1,061,419 shares, respectively	(13,466,000)	(13,268,000)
Total InterGroup shareholders' deficit	(43,468,000)	(43,930,000)
Noncontrolling interest	(25,539,000)	(26,037,000)
Total shareholders' deficit	(69,007,000)	(69,967,000)

Total liabilities and shareholders' equity	$133,436,000	$131,680,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended September 30,	2018	2017
Revenues:
Hotel	$15,810,000	$14,436,000
Real estate	3,679,000	3,678,000
Total revenues	19,489,000	18,114,000
Costs and operating expenses:
Hotel operating expenses	(10,810,000)	(10,589,000)
Real estate operating expenses	(2,012,000)	(1,895,000)
Depreciation and amortization expenses	(1,243,000)	(1,274,000)
General and administrative expenses	(643,000)	(831,000)

Total costs and operating expenses	(14,708,000)	(14,589,000)

Income from operations	4,781,000	3,525,000

Other income (expense):
Interest expense - mortgages	(2,565,000)	(2,493,000)
Net loss on marketable securities	(171,000)	(1,022,000)
Dividend and interest income	97,000	83,000
Trading and margin interest expense	(304,000)	(313,000)
Total other expense, net	(2,943,000)	(3,745,000)

Income (loss) before income taxes	1,838,000	(220,000)
Income tax expense	(710,000)	(75,000)
Net income (loss)	1,128,000	(295,000)
Less: Net income attributable to the noncontrolling interest	(498,000)	(117,000)
Net income (loss) attributable to InterGroup	$630,000	$(412,000)

Net income (loss) per share
Basic	$0.48	$(0.12)
Diluted	$0.43	$(0.12)

Net income (loss) per share attributable to InterGroup
Basic	$0.27	$(0.17)
Diluted	$0.24	$(0.17)

Weighted average number of basic common shares outstanding	2,333,419	2,371,765
Weighted average number of diluted common shares outstanding	2,651,419	2,371,765

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the three months ended September 30,	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,128,000	$(295,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,230,000	1,302,000
Deferred taxes	710,000	74,000
Net unrealized loss on marketable securities	163,000	722,000
Stock compensation expense	30,000	62,000
Changes in operating assets and liabilities:
Investment in marketable securities	(327,000)	1,956,000
Other assets	445,000	(1,127,000)
Accounts payable and other liabilities	(152,000)	402,000
Due to securities broker	1,040,000	(1,385,000)
Obligations for securities sold	(271,000)	(252,000)
Net cash provided by operating activities	3,996,000	1,459,000

Cash flows from investing activities:
Investment in hotel, net	(282,000)	(44,000)
Investment in real estate, net	(212,000)	(272,000)
Proceeds from other investments	80,000	-
Net cash used in investing activities	(414,000)	(316,000)

Cash flows from financing activities:
Net payments of mortgage and other notes payable	(518,000)	(752,000)
Purchase of treasury stock	(198,000)	-
Net cash used in financing activities	(716,000)	(752,000)

Net increase in cash, cash equivalents and restricted cash	2,866,000	391,000
Cash, cash equivalents and restricted cash at the beginning of the period	17,511,000	10,273,000
Cash, cash equivalents and restricted cash at the end of the period	$20,377,000	$10,664,000

Supplemental information:
Interest paid	$2,633,000	$2,682,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by The InterGroup Corporation (“InterGroup” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of InterGroup and the notes therein included in the Company's Annual Report on Form 10-K for the year ended June 30, 2018. The June 30, 2018 Condensed Consolidated Balance Sheet was derived from the Company’s Form 10-K for the year ended June 30, 2018.

The results of operations for the three months ended September 30, 2018 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2019.

Basic and diluted income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options. For the three months ending September 30, 2018, the Company had 318,000 stock options that were considered potentially dilutive common shares. The basic and diluted earnings per share were the same for the three months ending September 30, 2017 because the Company had a net loss.

As of September 30, 2018, the Company had the power to vote 85.9% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

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

Justice, through its subsidiaries Justice Operating Company, LLC (“Operating”), Justice Mezzanine Company, LLC (“Mezzanine”) and Kearny Street Parking, LLC (“Parking”) owns a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Mezzanine and Parking are both wholly-owned subsidiaries of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton) through January 31, 2030.

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

The Company began managing the parking garage that is part of the Hotel in-house in 2016. Effective February 3, 2017, Interstate took over the management of the parking garage along with the Hotel.

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. As of September 30, 2018, all of the Company’s residential and commercial rental properties are managed in-house.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax expense during the three months ended September 30, 2018 and 2017 represent the income tax effect on the Company’s pretax income (loss) which includes its share in the net income of the Hotel. For the three months ended September 30, 2018, the income tax expense includes adjustments relating to the changes in the deferred tax assets as a result of the recent tax law changes.

Financial Condition and Liquidity

The Company’s cash flows are primarily generated from its Hotel operations. The Company also receives cash generated from the investment of its cash and marketable securities, other investments, and the ownership and management of real estate.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender.

Effective as of May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of September 30, 2018, InterGroup is in compliance with both requirements.

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Intergroup Woodland Village, Inc. (“Woodland Village”) and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. Woodland Village holds a three-story apartment complex in Los Angeles, California and is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest are due in June 2019. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC.

On August 31, 2018, $1,005,000 was drawn from the RLOC to pay off a mortgage note payable on a single-family house located in Los Angeles, California. On September 28, 2018, the Company obtained a new mortgage in the amount of $1,000,000 on the same property. The interest rate on the new loan is fixed at 4.75% per annum for the first five years and variable for the remaining of the term. The note matures in October 2048. $995,000 received as a result of the refinance was used to pay down the RLOC.

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

Recently Issued and Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-18, Restricted Cash. ASU 2016-18 requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Additionally, ASU 2016-18 requires a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. The Company adopted ASU 2018-16 effective July 1, 2018. The adoption of ASU 2016-18 impacted the presentation of cash flows with inclusion of restricted cash flows for each of the presented periods.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We applied the modified retrospective transition method to all contracts upon the adoption of ASU 2014-09 effective July 1, 2018. We provided the additional required disclosures, but the cumulative adjustment from our comparative periods was zero in our condensed consolidated financial statements. See Note 2.

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

NOTE 2 – REVENUE

On July 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, as described in Note 1, using the modified retrospective approach to all contracts resulting in no cumulative adjustment to accumulated deficit. The adoption of this standard did not impact the timing of our revenue recognition based on the short-term, day-to-day nature of our operations.

The following table present our hotel revenues disaggregated by revenue streams. Revenues from real estate are not affected by the new guidance.

For the three months ended September 30,	2018	2017
Hotel revenues:
Hotel rooms	$13,522,000	$11,842,000
Food and beverage	1,449,000	1,759,000
Garage	774,000	781,000
Other operating departments	65,000	54,000
Total hotel revenue	$15,810,000	$14,436,000

Performance obligations

We identified the following performance obligations, for which revenue is recognized as the respective performance obligations are satisfied, which results in recognizing the amount we expect to be entitled to for providing the goods or services:

•	Cancellable room reservations or ancillary services are typically satisfied as the good or service is transferred to the hotel guest, which is generally when the room stay occurs.

•	Noncancellable room reservations and banquet or conference reservations represent a series of distinct goods or services provided over time and satisfied as each distinct good or service is provided, which is reflected by the duration of the room reservation.

•	Other ancillary goods and services are purchased independently of the room reservation at standalone selling prices and are considered separate performance obligations, which are satisfied when the related good or service is provided to the hotel guest.

•	Components of package reservations for which each component could be sold separately to other hotel guests are considered separate performance obligations and are satisfied as set forth above.

Hotel revenue primarily consists of hotel room rentals, revenue from accommodations sold in conjunction with other services (e.g., package reservations), food and beverage sales and other ancillary goods and services (e.g., parking). Revenue is recognized when rooms are occupied or goods and services have been delivered or rendered, respectively. Payment terms typically align with when the goods and services are provided. For package reservations, the transaction price is allocated to the performance obligations within the package based on the estimated standalone selling prices of each component.

We do not disclose the value of unsatisfied performance obligations for contracts with an expected length of one year or less. Due to the nature of our business, our revenue is not significantly impacted by refunds. Cash payments received in advance of guests staying at our hotel are refunded to hotel guests if the guest cancels within the specified time period, before any services are rendered. Refunds related to service are generally recognized as an adjustment to the transaction price at the time the hotel stay occurs or services are rendered.

Contract assets and liabilities

We do not have any material contract assets as of September 30, 2018 and June 30, 2018 other than trade and other receivables, net on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities – Hotel on our Condensed Consolidated Balance Sheets. Contract liabilities increased to $812,000 as of September 30, 2018 from $571,000 as of June 30, 2018. The increase for the three months ended September 30, 2018 was primarily driven by deposits received from upcoming groups, partially offset by $428,000 revenue recognized that was included in the advanced deposits balance as of June 30, 2018.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers and lease agreements do not extend beyond one year.

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2018	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	29,632,000	(26,147,000)	3,485,000
Building and improvements	64,336,000	(29,959,000)	34,377,000
	$96,706,000	$(56,106,000)	$40,600,000

		Accumulated	Net Book
June 30, 2018	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	29,350,000	(25,876,000)	3,474,000
Building and improvements	64,336,000	(29,587,000)	34,749,000
	$96,424,000	$(55,463,000)	$40,961,000

NOTE 4 – INVESTMENT IN REAL ESTATE

The Company’s investment in real estate includes sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. Investment in real estate consisted of the following:

As of	September 30, 2018	June 30, 2018
Land	$25,033,000	$25,033,000
Buildings, improvements and equipment	67,749,000	67,536,000
Accumulated depreciation	(39,801,000)	(39,200,000)
Investment in real estate, net	$52,981,000	$53,369,000

NOTE 5 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At September 30, 2018 and June 30, 2018, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of September 30, 2018
Corporate
Equities	$22,653,000	$2,882,000	$(11,530,000)	$(8,648,000)	$14,005,000

As of June 30, 2018
Corporate
Equities	$22,388,000	$2,450,000	$(10,997,000)	$(8,547,000)	$13,841,000

As of September 30, 2018, and June 30, 2018, the Company had unrealized losses of $11,257,000 and $10,819,000, respectively, related to securities held for over one year.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net loss on marketable securities for the respective periods:

For the three months ended March 31,	2018	2017
Realized loss on marketable securities	$(8,000)	$(300,000)
Unrealized gain (loss) on marketable securities	217,000	(191,000)
Unrealized loss on marketable securities related to Comstock	(380,000)	(531,000)
Net loss on marketable securities	$(171,000)	$(1,022,000)

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

Other investments, net consist of the following:

Type	September 30, 2018	June 30, 2018
Private equity hedge fund, at cost	$474,000	$554,000
Other preferred stock, at cost	259,000	259,000
	$733,000	$813,000

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

The assets measured at fair value on a recurring basis are as follows:

	9/30/2018	6/30/2018
As of	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$4,651,000	$4,300,000
Corporate Bonds	2,576,000	2,282,000
Technology	1,960,000	1,813,000
Healthcare	1,697,000	1,777,000
Energy	829,000	311,000
Basic material	772,000	1,038,000
Communications	267,000	1,071,000
Other	1,253,000	1,249,000
	$14,005,000	$13,841,000

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

			Net loss for the three months
Assets	Level 3	September 30, 2018	ended September 30, 2018

Other non-marketable investments	$733,000	$733,000	$-

			Net loss for the three months
Assets	Level 3	June 30, 2018	ended September 30, 2017

Other non-marketable investments	$813,000	$813,000	$-

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

NOTE 8 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows.

As of	9/30/2018	9/30/2017

Cash and cash equivalents	$10,001,000	$2,813,000
Restricted cash	10,376,000	7,851,000
Total cash, cash equivalents, and restricted cash	$20,377,000	$10,664,000

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves. It also includes key money received from Interstate that is restricted for capital improvements for the Hotel.

NOTE 9 – STOCK BASED COMPENSATION PLANS

The Company follows Accounting Standard Codification (ASC) Topic 718 “Compensation – Stock Compensation”, which addresses accounting for equity-based compensation arrangements, including employee stock options and restricted stock units.

Please refer to Note 16 – Stock Based Compensation Plans in the Company's Form 10-K for the year ended June 30, 2018 for more detail information on the Company’s stock-based compensation plans.

During the three months ended September 30, 2018 and 2017, the Company recorded stock option compensation cost of $30,000 and $62,000, respectively, related to stock options that were previously issued. As of September 30, 2018, there was a total of $90,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 2.81 years.

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

The following table summarizes the stock options activity from July 1, 2017 through September 30, 2018:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	July 1, 2017	368,000	$17.21	5.17 years	$3,046,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Outstanding at	June 30, 2018	368,000	$17.21	4.17 years	$3,505,000
Exercisable at	June 30, 2018	318,000	$16.47	3.79 years	$3,257,000
Vested and Expected to vest at	June 30, 2018	368,000	$17.21	4.17 years	$3,505,000

Oustanding at	July 1, 2018	368,000	$17.21	4.17 years	$3,505,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Outstanding at	September 30, 2018	368,000	$17.21	3.92 years	$6,407,000
Exercisable at	September 30, 2018	318,000	$16.47	3.53 years	$5,893,000
Vested and Expected to vest at	September 30, 2018	368,000	$17.21	3.92 years	$6,407,000

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

Information below represents reported segments for the three months ended September 30, 2018 and 2017. Operating income from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating income (loss) for investment transactions consist of net investment gain (loss), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax expense for the entire Company.

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2018	Operations	Operations	Transactions	Corporate	Total
Revenues	$15,810,000	$3,679,000	$-	$-	$19,489,000
Segment operating expenses	(10,810,000)	(2,012,000)	-	(643,000)	(13,465,000)
Segment income (loss) from operations	5,000,000	1,667,000	-	(643,000)	6,024,000
Interest expense - mortgage	(1,814,000)	(751,000)	-	-	(2,565,000)
Depreciation and amortization expense	(642,000)	(601,000)	-	-	(1,243,000)
Loss from investments	-	-	(378,000)	-	(378,000)
Income tax expense	-	-	-	(710,000)	(710,000)
Net income (loss)	$2,544,000	$315,000	$(378,000)	$(1,353,000)	$1,128,000
Total assets	$59,490,000	$52,981,000	$14,738,000	$6,227,000	$133,436,000

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2017	Operations	Operations	Transactions	Corporate	Total
Revenues	$14,436,000	$3,678,000	$-	$-	$18,114,000
Segment operating expenses	(10,589,000)	(1,895,000)	-	(831,000)	(13,315,000)
Segment income (loss) from operations	3,847,000	1,783,000	-	(831,000)	4,799,000
Interest expense - mortgage	(1,853,000)	(640,000)	-	-	(2,493,000)
Depreciation and amortization expense	(699,000)	(575,000)	-	-	(1,274,000)
Loss from investments	-	-	(1,252,000)	-	(1,252,000)
Income tax expense	-	-	-	(75,000)	(75,000)
Net income (loss)	$1,295,000	$568,000	$(1,252,000)	$(906,000)	$(295,000)

NOTE 11 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

On July 2, 2014, the Partnership obtained from the Company an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2018. During the fiscal year ended June 30, 2018, the Partnership made principle paydown of $1,250,000.

The balance of related party note payable at September 30, 2018 includes obligation to Hilton (Franchisor) in the form of a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. The outstanding balance of the note as of September 30, 2018 and June 30, 2018, was $3,563,000 and $3,642,000, respectively.

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash and related party note payable balances in the condensed consolidated balance sheets as of September 30, 2018 and June 30, 2018.

In April 2017, Portsmouth obtained from InterGroup an unsecured short-term loan in the amount of $1,000,000 at 5% per year fixed interest, with a term of five months and maturing September 6, 2017. The short-term loan was extended to September 15, 2017 and paid off on September 13, 2017.

As of September 30, 2018, the Company had capital lease obligations outstanding of $1,299,000. These capital leases expire in various years through 2023 at rates ranging from 5.77% to 6.53% per annum. Minimum future lease payments for assets under capital leases as of September 30, 2018 are as follows:

For the year ending June 30,
2019	$288,000
2020	384,000
2021	384,000
2022	376,000
2023	26,000
Total minimum lease payments	1,458,000
Less interest on capital lease	(159,000)
Present value of future minimum lease payments	$1,299,000

Future minimum principle payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2019	$3,575,000
2020	895,000
2021	916,000
2022	930,000
2023	592,000
Thereafter	2,954,000
$9,862,000

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Intergroup Woodland Village, Inc. (“Woodland Village”) and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. Woodland Village holds a three-story apartment complex in Los Angeles, California and is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest are due in June 2019. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC.

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

In connection with the redemption of the limited partnership interest of Justice, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of the partnership interests, refinancing of the Justices properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. As of September 30, 2018, $200,000 of these fees remain payable and are included in related party and other notes payable on the accompanying condensed consolidated balance sheets.

As of September 30, 2017, Justice had an outstanding accounts payable balance to InterGroup for $116,000 for management of the Hotel from June to December of 2016. The balance was paid in full as of December 31, 2017.

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

Item 3 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “will”, “would” and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, actual and threatened pandemics such as swine flu, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

As of September 30, 2018, the Company owned approximately 81.9% of the common shares of its subsidiary, Santa Fe and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 13.4% of the common shares of Portsmouth. The Company's principal source of revenue continue to be derived from the general and limited partnership interests of its subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”) inclusive of hotel room revenue, food and beverage revenue, garage revenue, and revenue from other operating departments. The Company also generates income from its investments in real estate properties and from investment of its cash and securities assets. Justice owns a 544- room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel” or the “Property”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

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

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of HMA is for an initial period of ten years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement.

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

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

The Company had a net income of $1,128,000 for the three months ended September 30, 2018 compared to net loss of $295,000 for the three months ended September 30, 2017. The change is primarily attributable to increased revenue from Hotel operations.

Hotel Operations

The Company had net income from Hotel operations of $2,544,000 for the three months ended September 30, 2018 compared to net income of $1,295,000 for the three months ended September 30, 2017. The increase in net income is primarily due to increased revenue.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2018 and 2017.

For the three months ended September 30,	2018	2017
Hotel revenues:
Hotel rooms	$13,522,000	$11,842,000
Food and beverage	1,449,000	1,759,000
Garage	774,000	781,000
Other operating departments	65,000	54,000
Total hotel revenues	15,810,000	14,436,000
Operating expenses excluding depreciation and amortization	(10,810,000)	(10,589,000)
Operating income before interest, depreciation and amortization	5,000,000	3,847,000
Interest expense - mortgage	(1,814,000)	(1,853,000)
Depreciation and amortization expense	(642,000)	(699,000)
Net income from Hotel operations	$2,544,000	$1,295,000

For the three months ended September 30, 2018, the Hotel had operating income of $5,000,000 before interest expense, depreciation and amortization on total operating revenues of $15,810,000 compared to operating income of $3,847,000 before interest expense, depreciation and amortization on total operating revenues of $14,436,000 for the three months ended September 30, 2017. Room revenues increased by $1,680,000 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to our change in strategy to limit midweek group business in order to capture higher rate transient occupancy and to grow occupancy on shoulder dates with group rooms. Food and beverage revenue decreased by $310,000 as a result of limiting midweek group business. Garage revenue remained relatively consistent year over year. Revenue from other operating departments increased by $11,000 primarily due to increased attrition revenue.

Total operating expenses increased by $221,000 this quarter primarily due to increase in group commission, franchise fees and management fees as revenue increased.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended September 30, 2018 and 2017.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR

2018	$277	97%	$270
2017	$254	93%	$237

The Hotel’s revenues increased by 9.5% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $23, average occupancy increased from 93% to 97%, and RevPAR increased by $33 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Real Estate Operations

Real estate revenues for the three months ended September 30, 2018 remained flat compare to the three months ended September 30, 2017. For the same comparable periods, net income from real estate operations decreased due to increase in real estate taxes and interest expense. All of Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $171,000 for the three months ended September 30, 2018 compared to a net loss on marketable securities of $1,022,000 for the three months ended September 30, 2017. For the three months ended September 30, 2018, the Company had a net realized loss of $8,000 and a net unrealized loss of $163,000. For the three months ended September 30, 2017, the Company had a net realized loss of $300,000 and a net unrealized loss of $722,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax expense during the three months ended September 30, 2018 and 2017 represents primarily the income tax effect of the pretax loss at InterGroup and the pretax income of Portsmouth which includes its share in net income of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of September 30, 2018 and June 30, 2018 by selected industry groups.

As of September 30, 2018		Investment
Industry Group	Fair Value	Securities

REIT's and real estate ompanies	$4,651,000	33.3%
Corporate Bonds	2,576,000	18.4%
Technology	1,960,000	14.0%
Healthcare	1,697,000	12.1%
Energy	829,000	5.9%
Basic material	772,000	5.5%
Communications	267,000	1.9%
Other	1,253,000	8.9%
	$14,005,000	100.0%

		% of Total
As of June 30, 2018		Investment
Industry Group	Fair Value	Securities

REIT's and real estate ompanies	$4,300,000	31.2%
Corporate Bonds	2,282,000	16.5%
Technology	1,813,000	13.1%
Healthcare	1,777,000	12.8%
Communications	1,071,000	7.7%
Basic material	1,038,000	7.5%
Energy	311,000	2.2%
Other	1,249,000	9.0%
	$13,841,000	100.0%

As of September 30, 2018, 16% and 15% of the Company’s investment in marketable securities portfolio consist of the common stock of Colony Capital, Inc. (NYSE: CLNY) and of American Realty Investors, Inc. (NYSE: ARL), respectively. Both investments are included in the REITs and real estate companies industry group.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended September 30,	2018	2017
Net loss on marketable securities	$(171,000)	$(1,022,000)
Dividend and interest income	97,000	83,000
Margin interest expense	(156,000)	(190,000)
Trading and management expenses	(148,000)	(123,000)
	$(378,000)	$(1,252,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations, its real estate operations, and the investment of its cash in marketable securities and other investments.

To fund the redemption of limited partnership interests and to repay the prior mortgage, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December of 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum and matures in January 2024. As additional security for the mortgage loan, there is a limited guaranty executed by the Portsmouth in favor of the mortgage lender. The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine loan bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of two years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2018. During the fiscal year ended June 30, 2018, the Partnership made principle paydown of $1,250,000.

In April 2017, Portsmouth obtained from InterGroup an unsecured short-term loan in the amount of $1,000,000 at 5% per year fixed interest, with a term of five months and maturing September 6, 2017. The short-term loan was extended to September 15, 2017 and paid off on September 13, 2017.

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Intergroup Woodland Village, Inc. (“Woodland Village”) and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. Woodland Village holds a three-story apartment complex in Los Angeles, California and is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest are due in June 2019. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC.

On August 31, 2018, $1,005,000 was drawn from the RLOC to pay off a mortgage note payable on a single-family house located in Los Angeles, California. On September 28, 2018, the Company obtained a new mortgage in the amount of $1,000,000 on the same property. The interest rate on the new loan is fixed at 4.75% per annum for the first five years and variable for the remaining of the term. The note matures in October 2048. $995,000 received as a result of the refinance was used to pay down the RLOC.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2018, the Company’s material financial obligations which also including interest payments.

		9 Months	Year	Year	Year	Year
	Total	2019	2020	2021	2022	2023	Thereafter
Mortgage and subordinated notes payable	$174,811,000	$2,348,000	$3,061,000	$12,490,000	$3,102,000	$37,820,000	$115,990,000
Other notes payable	6,942,000	615,000	935,000	916,000	930,000	592,000	2,954,000
Interest	47,622,000	7,124,000	9,490,000	9,128,000	8,641,000	7,634,000	5,605,000
Total	$229,375,000	$10,087,000	$13,486,000	$22,534,000	$12,673,000	$46,046,000	$124,549,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three months ended September 30, 2018 except for the adoption of ASU 2016-18 and ASC 606. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for a summary of the critical accounting policies.

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

THE INTERGROUP CORPORATION
(Registrant)

Date: November 2, 2018	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date: November 2, 2018	by	/s/ Danfeng Xu
Danfeng Xu, Treasurer and Controller

- 22 -