Form 10-Q
period 2019-03-31
INTERGROUP CORP
filed 2019-05-03
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common stock	INTG	NASDAQ CAPITAL MARKET

The number of shares outstanding of registrant’s Common Stock, as of May 2, 2019 was 2,327,362.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of	March 31, 2019	June 30, 2018
ASSETS
Investment in hotel, net	$39,721,000	$40,961,000
Investment in real estate, net	52,120,000	53,369,000
Investment in marketable securities	10,834,000	13,841,000
Other investments, net	612,000	813,000
Cash and cash equivalents	11,484,000	8,053,000
Restricted cash	9,870,000	9,458,000
Other assets, net	2,630,000	5,185,000
Total assets	$127,271,000	$131,680,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$2,689,000	$3,299,000
Accounts payable and other liabilities - Hotel	7,816,000	9,946,000
Due to securities broker	2,024,000	1,887,000
Obligations for securities sold	704,000	1,935,000
Related party and other notes payable	5,416,000	5,735,000
Capital leases	1,256,000	1,355,000
Line of credit payable	2,985,000	-
Mortgage notes payable - Hotel, net	113,538,000	114,372,000
Mortgage notes payable - real estate, net	58,938,000	62,873,000
Deferred tax liability	1,016,000	245,000
Total liabilities	196,382,000	201,647,000

Shareholders' deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,404,982 and 3,395,616 issued; 2,327,362 and 2,334,197 outstanding, respectively	33,000	33,000
Additional paid-in capital	10,559,000	10,522,000
Accumulated deficit	(40,563,000)	(41,217,000)
Treasury stock, at cost, 1,077,620 and 1,061,419 shares, respectively	(13,806,000)	(13,268,000)
Total InterGroup shareholders' deficit	(43,777,000)	(43,930,000)
Noncontrolling interest	(25,334,000)	(26,037,000)
Total shareholders' deficit	(69,111,000)	(69,967,000)

Total liabilities and shareholders' equity	$127,271,000	$131,680,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended March 31,	2019	2018
Revenues:
Hotel	$15,469,000	$14,344,000
Real estate	3,744,000	3,628,000
Total revenues	19,213,000	17,972,000
Costs and operating expenses:
Hotel operating expenses	(11,378,000)	(10,573,000)
Real estate operating expenses	(2,051,000)	(1,843,000)
Depreciation and amortization expenses	(1,218,000)	(1,260,000)
General and administrative expenses	(667,000)	(828,000)

Total costs and operating expenses	(15,314,000)	(14,504,000)

Income from operations	3,899,000	3,468,000

Other income (expense):
Interest expense - mortgages	(2,410,000)	(2,360,000)
Loss on disposal of assets	(398,000)	-
Net gain on marketable securities	681,000	636,000
Net gain (loss) on marketable securities - Comstock	280,000	(744,000)
Unrealized loss on other investments	-	(42,000)
Impairment loss on other investments	(98,000)	-
Dividend and interest income	194,000	92,000
Trading and margin interest expense	(312,000)	(260,000)
Total other expense, net	(2,063,000)	(2,678,000)

Income before income taxes	1,836,000	790,000
Income tax expense	(501,000)	(11,000)
Net income	1,335,000	779,000
Less: Net income attributable to the noncontrolling interest	(284,000)	(251,000)
Net income attributable to InterGroup Corporation	$1,051,000	$528,000

Net income per share
Basic	$0.57	$0.33
Diluted	$0.50	$0.29

Net income per share attributable to InterGroup Corporation
Basic	$0.45	$0.22
Diluted	$0.40	$0.20

Weighted average number of basic common shares outstanding	2,329,207	2,353,073
Weighted average number of diluted common shares outstanding	2,659,602	2,671,073

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the nine months ended March 31,	2019	2018
Revenues:
Hotel	$45,276,000	$41,968,000
Real estate	11,175,000	10,930,000
Total revenues	56,451,000	52,898,000
Costs and operating expenses:
Hotel operating expenses	(33,424,000)	(31,905,000)
Real estate operating expenses	(5,929,000)	(5,840,000)
Depreciation and amortization expenses	(3,710,000)	(3,801,000)
General and administrative expenses	(1,789,000)	(2,389,000)

Total costs and operating expenses	(44,852,000)	(43,935,000)

Income from operations	11,599,000	8,963,000

Other income (expense):
Interest expense - mortgages	(7,380,000)	(7,343,000)
Loss on disposal of assets	(398,000)	-
Net (loss) gain on marketable securities	(999,000)	1,190,000
Net loss on marketable securities - Comstock	(182,000)	(3,498,000)
Unrealized loss on other investments	-	(42,000)
Impairment loss on other investments	(98,000)	(200,000)
Dividend and interest income	379,000	223,000
Trading and margin interest expense	(809,000)	(886,000)
Total other expense, net	(9,487,000)	(10,556,000)

Income (loss) before income taxes	2,112,000	(1,593,000)
Income tax expense	(771,000)	(430,000)
Net income (loss)	1,341,000	(2,023,000)
Less: Net (income) loss attributable to the noncontrolling interest	(687,000)	934,000
Net income (loss) attributable to InterGroup Corporation	$654,000	$(1,089,000)

Net income (loss) per share
Basic	$0.58	$(0.86)
Diluted	$0.50	N/A

Net income (loss) per share attributable to InterGroup Corporation
Basic	$0.28	$(0.46)
Diluted	$0.25	N/A

Weighted average number of basic common shares outstanding	2,329,883	2,357,289
Weighted average number of diluted common shares outstanding	2,660,278	N/A

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

(Unaudited)

			Additional			InterGroup		Total
	Common Stock		Paid-in		Treasury	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Accumulated Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2018	3,395,616	$33,000	$10,522,000	$(41,217,000)	$(13,268,000)	$(43,930,000)	$(26,037,000)	$(69,967,000)

Net Income	-	-	-	630,000	-	630,000	498,000	1,128,000

Stock options expense	-	-	30,000	-	-	30,000	-	30,000

Purchase of treasury stock	-	-	-	-	(198,000)	(198,000)	-	(198,000)

Balance at September 30, 2018	3,395,616	33,000	10,552,000	(40,587,000)	(13,466,000)	(43,468,000)	(25,539,000)	(69,007,000)

Issuance of stock	9,366	-	-	-	-	-	-	-

Net loss	-	-	-	(1,027,000)	-	(1,027,000)	(95,000)	(1,122,000)

Stock options expense	-	-	29,000	-	-	29,000	-	29,000

Investment in Santa Fe	-	-	(31,000)	-	-	(31,000)	16,000	(15,000)

Purchase of treasury stock	-	-	-	-	(266,000)	(266,000)	-	(266,000)

Balance at December 31, 2018	3,404,982	$33,000	$10,550,000	$(41,614,000)	$(13,732,000)	$(44,763,000)	$(25,618,000)	$(70,381,000)

Net income	-	-	-	1,051,000	-	1,051,000	284,000	1,335,000

Stock options expense	-	-	9,000	-	-	9,000	-	9,000

Purchase of treasury stock	-	-	-	-	(74,000)	(74,000)	-	(74,000)

Balance at March 31, 2019	3,404,982	$33,000	$10,559,000	$(40,563,000)	$(13,806,000)	$(43,777,000)	$(25,334,000)	$(69,111,000)

			Additional			InterGroup		Total
	Common Stock		Paid-in		Treasury	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Accumulated Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2017	3,395,616	$33,000	$10,346,000	$(45,298,000)	$(12,626,000)	$(47,545,000)	$(27,773,000)	$(75,318,000)

Net (loss) Income	-	-	-	(412,000)	-	(412,000)	117,000	(295,000)

Stock options expense	-	-	62,000	-	-	62,000	-	62,000

Balance at September 30, 2017	3,395,616	33,000	10,408,000	(45,710,000)	(12,626,000)	(47,895,000)	(27,656,000)	(75,551,000)

Net loss	-	-	-	(1,205,000)	-	(1,205,000)	(1,302,000)	(2,507,000)

Stock options expense	-	-	60,000	-	-	60,000	-	60,000

Purchase of treasury stock	-	-	-	-	(109,000)	(109,000)	-	(109,000)

Balance at December 31, 2017	3,395,616	$33,000	$10,468,000	$(46,915,000)	$(12,735,000)	$(49,149,000)	$(28,958,000)	$(78,107,000)

Net Income	-	-	-	528,000	-	528,000	251,000	779,000

Stock options expense			31,000			31,000		31,000

Purchase of treasury stock	-	-	-	-	(115,000)	(115,000)	-	(115,000)

Balance at March 31, 2018	3,395,616	$33,000	$10,499,000	$(46,387,000)	$(12,850,000)	$(48,705,000)	$(28,707,000)	$(77,412,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine months ended March 31,	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,341,000	$(2,023,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,626,000	3,840,000
Loss on disposal of assets	398,000	-
Deferred taxes	771,000	430,000
Net unrealized loss on marketable securities	1,534,000	2,723,000
Unrealized loss on other investments	-	42,000
Impairment loss on other investments	98,000	200,000
Stock compensation expense	68,000	153,000
Changes in operating assets and liabilities:
Investment in marketable securities	1,473,000	5,012,000
Other assets	2,555,000	789,000
Accounts payable and other liabilities	(2,740,000)	(916,000)
Due to securities broker	137,000	(2,592,000)
Obligations for securities sold	(1,231,000)	(2,826,000)
Net cash provided by operating activities	8,030,000	4,832,000

Cash flows from investing activities:
Payments for hotel investments	(982,000)	(192,000)
Payments for real estate investments	(566,000)	(722,000)
Payments for investment in Santa Fe	(15,000)	-
Proceeds from other investments	103,000	76,000
Net cash used in investing activities	(1,460,000)	(838,000)

Cash flows from financing activities:
Net payments of mortgage and other notes payable	(5,174,000)	(2,336,000)
Proceeds from line of credit	2,985,000	-
Purchase of treasury stock	(538,000)	(224,000)
Net cash used in financing activities	(2,727,000)	(2,560,000)

Net increase in cash, cash equivalents and restricted cash	3,843,000	1,434,000
Cash, cash equivalents and restricted cash at the beginning of the period	17,511,000	10,273,000
Cash, cash equivalents and restricted cash at the end of the period	$21,354,000	$11,707,000

Supplemental information:
Interest paid	$7,542,000	$7,835,000
Taxes (refund received) paid	$(1,349,000)	$73,000

Non-cash transaction:
Additions to Hotel equipment through capital lease	$71,000	$-

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by The InterGroup Corporation (“InterGroup” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of InterGroup and the notes therein included in the Company's Annual Report on Form 10-K for the year ended June 30, 2018. The March 31, 2019 Condensed Consolidated Balance Sheet was derived from the Consolidated Balance Sheet as included in the Company’s Form 10-K for the year ended June 30, 2018.

The results of operations for the nine months ended March 31, 2019 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2019.

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

As of March 31, 2019, the Company had the power to vote 85.9% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. As of March 31, 2019, all of the Company’s residential and commercial rental properties are managed in-house.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel.  The income tax expense during the nine months ended March 31, 2019 and 2018 represents primarily the income tax effect of the pretax loss at InterGroup and the pretax income of Portsmouth which includes its share in net income of the Hotel. During the fiscal year ended June 30, 2018, the Company had realized loss of $6,007,000 related to the sale of common stock of Comstock. The Company filed a claim to carry back this loss to fiscal year ended June 30, 2015 and received a federal tax refund of $1,860,000 in March 2019. For the nine months ended March 31, 2018, a provisional net charge of $879,000 was included in the income tax expense as a result of reducing our deferred tax asset to the lower federal base rate of 21%.

Financial Condition and Liquidity

The Company’s cash flows are primarily generated from the ownership and management of real estate.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $94,090,000 and $95,018,000 as of March 31, 2019 and June 30, 2018, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender.

Effective as of May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of March 31, 2019, InterGroup is in compliance with both requirements.

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

The Hotel has continued to generate positive operating income. While the debt service requirements related to the loans may create some additional risk for the Company and its ability to generate cash flows in the future, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership’s current and future obligations and financial requirements.

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

The following table provides a summary as of March 31, 2019, the Company’s material financial obligations which also including interest payments.

		3 Months	Year	Year	Year	Year
	Total	2019	2020	2021	2022	2023	Thereafter
Mortgage and subordinated notes payable	$173,320,000	$856,000	$3,061,000	$12,490,000	$3,102,000	$37,820,000	$115,991,000
Other notes payable	9,657,000	396,000	3,934,000	930,000	946,000	655,000	2,796,000
Interest	43,675,000	3,125,000	9,528,000	9,136,000	8,646,000	7,636,000	5,604,000
Total	$226,652,000	$4,377,000	$16,523,000	$22,556,000	$12,694,000	$46,111,000	$124,391,000

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

The following table present our hotel revenues disaggregated by revenue streams. Revenues from real estate are not affected by the new guidance.

For the three months ended March 31,	2019	2018
Hotel revenues:
Hotel rooms	$13,521,000	$11,714,000
Food and beverage	1,218,000	1,748,000
Garage	652,000	756,000
Other operating departments	78,000	126,000
Total hotel revenue	$15,469,000	$14,344,000

For the nine months ended March 31,	2019	2018
Hotel revenues:
Hotel rooms	$38,608,000	$34,266,000
Food and beverage	4,232,000	5,121,000
Garage	2,160,000	2,272,000
Other operating departments	276,000	309,000
Total hotel revenue	$45,276,000	$41,968,000

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

Contract assets and liabilities

We do not have any material contract assets as of March 31, 2019 and June 30, 2018 other than trade and other receivables, net on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our Condensed Consolidated Balance Sheets. Contract liabilities increased to $673,000 as of March 31, 2019 from $571,000 as of June 30, 2018. The increase for the nine months ended March 31, 2019 was primarily driven by deposits received from upcoming groups, offset by $560,000 revenue recognized that was included in the advanced deposits balance as of June 30, 2018.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers and lease agreements do not extend beyond one year.

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2019	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	30,379,000	(26,632,000)	3,747,000
Building and improvements	63,879,000	(30,643,000)	33,236,000
	$96,996,000	$(57,275,000)	$39,721,000

		Accumulated	Net Book
June 30, 2018	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	29,350,000	(25,876,000)	3,474,000
Building and improvements	64,336,000	(29,587,000)	34,749,000
	$96,424,000	$(55,463,000)	$40,961,000

NOTE 4 – INVESTMENT IN REAL ESTATE, NET

The Company’s investment in real estate includes sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. Investment in real estate consisted of the following:

As of	March 31, 2019	June 30, 2018
Land	$25,033,000	$25,033,000
Buildings, improvements and equipment	68,102,000	67,536,000
Accumulated depreciation	(41,015,000)	(39,200,000)
Investment in real estate, net	$52,120,000	$53,369,000

NOTE 5 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At March 31, 2019 and June 30, 2018, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of March 31, 2019
Corporate
Equities	$20,957,000	$1,372,000	$(11,495,000)	$(10,123,000)	$10,834,000

As of June 30, 2018
Corporate
Equities	$22,388,000	$2,450,000	$(10,997,000)	$(8,547,000)	$13,841,000

As of March 31, 2019, and June 30, 2018, the Company had unrealized losses of $11,094,000 and $10,819,000, respectively, related to securities held for over one year. As of March 31, 2019, and June 30, 2018, unrealized losses related to the Company’s investment in Comstock Mining Inc. (“Comstock” - NYSE AMERICAN: LODE) were $10,828,000 and $10,646,000, respectively.

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net loss on marketable securities for the respective periods:

For the three months ended March 31,	2019	2018
Realized (loss) gain on marketable securities	$(169,000)	$534,000
Unrealized gain on marketable securities	850,000	102,000
Unrealized gain (loss) on marketable securities related to Comstock	280,000	(744,000)
Net gain (loss) on marketable securities	$961,000	$(108,000)

For the nine months ended March 31,	2019	2018
Realized gain on marketable securities	$353,000	$415,000
Unrealized (loss) gain on marketable securities	(1,352,000)	775,000
Unrealized loss on marketable securities related to Comstock	(182,000)	(3,498,000)
Net loss on marketable securities	$(1,181,000)	$(2,308,000)

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

Other investments, net consist of the following:

Type	March 31, 2019	June 30, 2018
Private equity hedge fund, at cost	$376,000	$554,000
Other preferred stock, at cost	236,000	259,000
	$612,000	$813,000

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

The assets measured at fair value on a recurring basis are as follows:

As of	3/31/2019	6/30/2018
Assets:	Total - Level 1	Total - Level 1
Investment in marketable securities:
Consumer	$2,196,000	$-
REITs and real estate companies	2,032,000	4,300,000
Corporate Bonds	1,791,000	2,282,000
Basic material	1,626,000	1,038,000
Healthcare	772,000	1,777,000
Energy	747,000	311,000
Financial Services	389,000	229,000
Industrials	360,000	404,000
Other	921,000	3,500,000
	$10,834,000	$13,841,000

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

			Net loss for the nine months
Assets	Level 3	March 31, 2019	ended March 31, 2019
Other non-marketable investments	$612,000	$612,000	$(98,000)

			Net loss for the nine months
Assets	Level 3	June 30, 2018	ended March 31, 2018
Other non-marketable investments	$813,000	$813,000	$(200,000)

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

As of	3/31/2019	6/30/2018

Cash and cash equivalents	$11,484,000	$8,053,000
Restricted cash	9,870,000	9,458,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$21,354,000	$17,511,000

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

During the three months ended March 31, 2019 and 2018, the Company recorded stock option compensation cost of $9,000 and $30,000, respectively, related to stock options that were previously issued. During the nine months ended March 31, 2019 and 2018, the Company recorded stock option compensation cost of $68,000 and $153,000, respectively, related to stock options that were previously issued. As of March 31, 2019, there was a total of $53,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 2.92 years.

In December 2018, the Company’s President and Chief Executive Officer, John V. Winfield exercised 26,805 vested Incentive Stock Options by surrendering 17,439 shares of the Company’s common stock at fair value as payment of the exercise price, resulting in a net issuance to him of 9,366 shares. No additional compensation expense was recorded related to the issuance.

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

The following table summarizes the stock options activity from July 1, 2017 through March 31, 2019:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	July 1, 2017	368,000	$17.21	5.17 years	$3,046,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Outstanding at	June 30, 2018	368,000	$17.21	4.17 years	$3,505,000
Exercisable at	June 30, 2018	318,000	$16.47	3.79 years	$3,257,000
Vested and Expected to vest at	June 30, 2018	368,000	$17.21	4.17 years	$3,505,000

Oustanding at	July 1, 2018	368,000	$17.21	4.17 years	$3,505,000
Granted		-	-
Exercised		(26,805)	20.52
Forfeited		-	-
Exchanged
Outstanding at	March 31, 2019	341,195	$16.95	3.32 years	$4,690,000
Exercisable at	March 31, 2019	330,395	$16.62	3.17 years	$4,653,000
Vested and Expected to vest at	March 31, 2019	341,195	$16.95	3.32 years	$4,690,000

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

Information below represents reported segments for the three and nine months ended March 31, 2019 and 2018. Operating income from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consist of rental income. Operating loss for investment transactions consist of net investment gains (losses), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax expense for the entire Company.

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2019	Operations	Operations	Transactions	Corporate	Total
Revenues	$15,469,000	$3,744,000	$-	$-	$19,213,000
Segment operating expenses	(11,378,000)	(2,051,000)	-	(667,000)	(14,096,000)
Segment income (loss) from operations	4,091,000	1,693,000	-	(667,000)	5,117,000
Interest expense - mortgage	(1,812,000)	(598,000)	-	-	(2,410,000)
Loss on disposal of assets	(398,000)	-	-	-	(398,000)
Depreciation and amortization expense	(611,000)	(607,000)	-	-	(1,218,000)
Gain from investments	-	-	745,000	-	745,000
Income tax expense	-	-	-	(501,000)	(501,000)
Net income (loss)	$1,270,000	$488,000	$745,000	$(1,168,000)	$1,335,000
Total assets	$58,146,000	$52,120,000	$11,446,000	$5,559,000	$127,271,000

For the three months	Hotel	Real Estate	Investment
ended March 31, 2018	Operations	Operations	Transactions	Corporate	Total
Revenues	$14,344,000	$3,628,000	$-	$-	$17,972,000
Segment operating expenses	(10,573,000)	(1,843,000)	-	(828,000)	(13,244,000)
Segment income (loss) from operations	3,771,000	1,785,000	-	(828,000)	4,728,000
Interest expense - mortgage	(1,733,000)	(627,000)	-	-	(2,360,000)
Depreciation and amortization expense	(669,000)	(591,000)	-	-	(1,260,000)
Loss from investments	-	-	(318,000)	-	(318,000)
Income tax expense	-	-	-	(11,000)	(11,000)
Net income (loss)	$1,369,000	$567,000	$(318,000)	$(839,000)	$779,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2019	Operations	Operations	Transactions	Corporate	Total
Revenues	$45,276,000	$11,175,000	$-	$-	$56,451,000
Segment operating expenses	(33,424,000)	(5,929,000)	-	(1,789,000)	(41,142,000)
Segment income (loss) from operations	11,852,000	5,246,000	-	(1,789,000)	15,309,000
Interest expense - mortgage	(5,423,000)	(1,957,000)	-	-	(7,380,000)
Loss on disposal of assets	(398,000)	-	-	-	(398,000)
Depreciation and amortization expense	(1,896,000)	(1,814,000)	-	-	(3,710,000)
Loss from investments	-	-	(1,709,000)	-	(1,709,000)
Income tax expense	-	-	-	(771,000)	(771,000)
Net income (loss)	$4,135,000	$1,475,000	$(1,709,000)	$(2,560,000)	$1,341,000
Total assets	$58,146,000	$52,120,000	$11,446,000	$5,559,000	$127,271,000

For the nine months	Hotel	Real Estate	Investment
ended March 31, 2018	Operations	Operations	Transactions	Corporate	Total
Revenues	$41,968,000	$10,930,000	$-	$-	$52,898,000
Segment operating expenses	(31,905,000)	(5,840,000)	-	(2,389,000)	(40,134,000)
Segment income (loss) from operations	10,063,000	5,090,000	-	(2,389,000)	12,764,000
Interest expense - mortgage	(5,436,000)	(1,907,000)	-	-	(7,343,000)
Depreciation and amortization expense	(2,050,000)	(1,751,000)	-	-	(3,801,000)
Loss from investments	-	-	(3,213,000)	-	(3,213,000)
Income tax expense	-	-	-	(430,000)	(430,000)
Net income (loss)	$2,577,000	$1,432,000	$(3,213,000)	$(2,819,000)	$(2,023,000)

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

The balance of related party note payable at March 31, 2019 includes obligation to Hilton (Franchisor) in the form of a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. The outstanding balance of the note as of March 31, 2019 and June 30, 2018, was $3,404,000 and $3,642,000, respectively.

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash in the condensed consolidated balance sheets as of March 31, 2019 and June 30, 2018. Unamortized portion of the key money as of March 31, 2019 and June 30, 2018 were $1,958,000 and $2,000,000, respectively, and are included in the related party note payable in the condensed consolidated balance sheets.

In April 2017, Portsmouth obtained from InterGroup an unsecured short-term loan in the amount of $1,000,000 at 5% per year fixed interest, with a term of five months and maturing September 6, 2017. On September 1st 2017, the short-term loan was extended to September 15, 2017 and paid off on September 13, 2017.

As of March 31, 2019, the Company had capital lease obligations outstanding of $1,256,000. These capital leases expire in various years through 2023 at rates ranging from 5.77% to 6.53% per annum. Minimum future lease payments for assets under capital leases as of March 31, 2019 are as follows:

For the year ending June 30,
2019	$102,000
2020	405,000
2021	405,000
2022	397,000
2023	90,000
Total minimum lease payments	1,399,000
Less interest on capital lease	(143,000)
Present value of future minimum lease payments	$1,256,000

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2019	$396,000
2020	3,934,000
2021	930,000
2022	946,000
2023	655,000
Thereafter	2,796,000
$9,657,000

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

In connection with the redemption of the limited partnership interest of Justice, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of the partnership interests, refinancing of the Justices properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. As of June 30, 2018, $200,000 of these fees remain payable. The balance was paid in full as of March 31, 2019.

As of September 30, 2017, Justice had an outstanding accounts payable balance to InterGroup for $116,000 for management of the Hotel from June to December of 2016. The balance was paid in full as of December 31, 2017.

Five of the Portsmouth directors serve as directors of InterGroup. Three of those directors also serve as directors of Santa Fe. The three Santa Fe directors also serve as directors of InterGroup.

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

RESULTS OF OPERATIONS

As of March 31, 2019, the Company owned approximately 81.9% of the common shares of its subsidiary, Santa Fe and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 13.4% of the common shares of Portsmouth. The Company's principal source of revenue continues to be derived from the general and limited partnership interests of its subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”) inclusive of hotel room revenue, food and beverage revenue, garage revenue, and revenue from other operating departments. The Company also generates income from its investments in real estate properties and from investment of its cash and securities assets. Justice owns the Hotel and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

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

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The Company had a net income of $1,335,000 for the three months ended March 31, 2019 compared to net income of $779,000 for the three months ended March 31, 2018. The increase in net income is primarily attributable to increased revenue from Hotel operations and gains from investment in marketable securities.

Hotel Operations

The Company had net income from Hotel operations of $1,270,000 for the three months ended March 31, 2019 compared to net income of $1,369,000 for the three months ended March 31, 2018. The decrease in net income is primarily attributable to a $398,000 loss on the disposal of assets.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2019 and 2018.

For the three months ended March 31,	2019	2018
Hotel revenues:
Hotel rooms	$13,521,000	$11,714,000
Food and beverage	1,218,000	1,748,000
Garage	652,000	756,000
Other operating departments	78,000	126,000
Total hotel revenues	15,469,000	14,344,000
Operating expenses excluding depreciation and amortization	(11,378,000)	(10,573,000)
Operating income before interest, depreciation and amortization	4,091,000	3,771,000
Loss on disposal of assets	(398,000)	-
Interest expense - mortgage	(1,812,000)	(1,733,000)
Depreciation and amortization expense	(611,000)	(669,000)
Net income from Hotel operations	$1,270,000	$1,369,000

For the three months ended March 31, 2019, the Hotel had operating income of $4,091,000 before interest expense, depreciation and amortization on total operating revenues of $15,469,000 compared to operating income of $3,771,000 before interest expense, depreciation and amortization on total operating revenues of $14,344,000 for the three months ended March 31, 2018. Room revenues increased by $1,807,000 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 as a result of taking the optimal amount of group business with ancillary spending while growing higher rated transient segments. Food and beverage revenue decreased by $530,000 as a result of limiting midweek group business which resulted in fewer in house banquet events. Revenue from garage and other operating departments decreased mainly due to decrease in monthly parking revenue.

Total operating expenses increased by $805,000 due to increase in group commission, credit card fees, management fees, franchise fees, wages and benefits per labor agreements.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended March 31, 2019 and 2018.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2019	$290	95%	$276
2018	$250	95%	$239

The Hotel’s revenues increased by 7.8% this quarter as compared to the previous comparable quarter. Average daily rate increased by $40, average occupancy remained at 95%, and RevPAR increased by $37 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Real Estate Operations

Net income from real estate operations for the three months ended March 31, 2019 decreased by $79,000 compare to the three months ended March 31, 2018 due to increased operating expenses. All of Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net gain on marketable securities of $961,000 for the three months ended March 31, 2019 compared to a net loss on marketable securities of $108,000 for the three months ended March 31, 2018. For the three months ended March 31, 2019, the Company had a net realized loss of $169,000 and a net unrealized gain of $1,130,000. For the three months ended March 31, 2018, the Company had a net realized gain of $534,000 and a net unrealized loss of $642,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax expense during the three months ended March 31, 2019 and 2018 represents primarily the income tax effect of the pretax income at InterGroup, and at Portsmouth which includes its share in net income of the Hotel.

Nine Months Ended March 31, 2019 Compared to the Nine Months Ended March 31, 2018

The Company had a net income of $1,341,000 for the nine months ended March 31, 2019 compared to net loss of $2,023,000 for the nine months ended March 31, 2018. The change is primarily attributable to increased revenue from Hotel operations.

Hotel Operations

Net income from Hotel operations was $4,135,000 for the nine months ended March 31, 2019 compared to net income of $2,577,000 for the nine months ended March 31, 2018. The increase in net income is primarily due to increase in revenue.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2019 and 2018.

For the nine months ended March 31,	2019	2018
Hotel revenues:
Hotel rooms	$38,608,000	$34,266,000
Food and beverage	4,232,000	5,121,000
Garage	2,160,000	2,272,000
Other operating departments	276,000	309,000
Total hotel revenues	45,276,000	41,968,000
Operating expenses excluding depreciation and amortization	(33,424,000)	(31,905,000)
Operating income before interest, depreciation and amortization	11,852,000	10,063,000
Loss on disposal of assets	(398,000)	-
Interest expense - mortgage	(5,423,000)	(5,436,000)
Depreciation and amortization expense	(1,896,000)	(2,050,000)
Net income from Hotel operations	$4,135,000	$2,577,000

For the nine months ended March 31, 2019, the Hotel had operating income of $11,852,000 before interest, depreciation and amortization on total operating revenues of $45,276,000 compared to operating income of $10,063,000 before interest, depreciation and amortization on total operating revenues of $41,968,000 for the nine months ended March 31, 2018. Room revenues increased by $4,342,000 for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018 primarily as the result of taking the optimal amount of group business with ancillary spending while growing higher rated transient segments. Food and beverage revenue decreased by $889,000 as the result of limiting midweek group business. Garage revenue decreased by $112,000 due to decrease in monthly parking revenue. Revenue from other operating departments decreased by $33,000 as a result of decrease in movies revenues and forfeited deposits.

Total operating expenses increased by $1,519,000 due to increase in wages and benefits per labor agreements, group commission, credit card fees, franchise fees, and management fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the nine months ended March 31, 2019 and 2018.

Nine months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2019	$269	96%	$259
2018	$248	92%	$229

The Hotel’s total revenues increased by 7.9% for the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018. Average daily rate increased by $21 and RevPAR increased by $30 for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018. Average occupancy increased by 4% during the nine months ended March 31, 2019 versus the comparable period.

Real Estate Operations

Net income from real estate operations for the nine months ended March 31, 2019 increased by $43,000 compare to the nine months ended March 31, 2018 due to increase in revenue as a result of increased occupancy. All of the Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $1,181,000 for the nine months ended March 31, 2019 compared to a net loss on marketable securities of $2,308,000 for the nine months ended March 31, 2018. For the nine months ended March 31, 2019, the Company had a net realized gain of $353,000 and a net unrealized loss of $1,534,000. For the nine months ended March 31, 2018, the Company had a net realized gain of $415,000 and a net unrealized loss of $2,723,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax expense during the nine months ended March 31, 2019 and 2018 represents primarily the income tax effect of the pretax loss at InterGroup and the pretax income (loss) of Portsmouth which includes its share in net income of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of March 31, 2019 and June 30, 2018 by selected industry groups.

		% of Total
As of March 31, 2019		Investment
Industry Group	Fair Value	Securities

Consumer	$2,196,000	20.3%
REIT's and real estate ompanies	2,032,000	18.8%
Corporate Bonds	1,791,000	16.5%
Basic material	1,626,000	15.0%
Healthcare	772,000	7.1%
Energy	747,000	6.9%
Financial Services	389,000	3.6%
Industrials	360,000	3.3%
Other	921,000	8.5%
	$10,834,000	100.0%

		% of Total
As of June 30, 2018		Investment
Industry Group	Fair Value	Securities

REIT's and real estate ompanies	$4,300,000	31.2%
Corporate Bonds	2,282,000	16.5%
Technology	1,813,000	13.1%
Healthcare	1,777,000	12.8%
Communications	1,071,000	7.7%
Basic material	1,038,000	7.5%
Industrials	404,000	2.9%
Energy	311,000	2.2%
Other	845,000	6.1%
	$13,841,000	100.0%

As of March 31, 2019, 14% of the Company’s investment in marketable securities portfolio consist of the common stock of American Realty Investors, Inc. (NYSE: ARL) which is included in the REITs and real estate companies’ industry group.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended March 31,	2019	2018
Net gain (loss) on marketable securities	$961,000	$(108,000)
Unrealized loss on other investments	-	(42,000)
Impairment loss on other investments	(98,000)	-
Dividend and interest income	194,000	92,000
Margin interest expense	(139,000)	(140,000)
Trading and management expenses	(173,000)	(120,000)
Net gain (loss) from investment transactions	$745,000	$(318,000)

For the nine months ended March 31,	2019	2018
Net loss on marketable securities	$(1,181,000)	$(2,308,000)
Unrealized loss on other investments	-	(42,000)
Impairment loss on other investments	(98,000)	(200,000)
Dividend and interest income	379,000	223,000
Margin interest expense	(427,000)	(492,000)
Trading and management expenses	(382,000)	(394,000)
Net loss from investment transactions	$(1,709,000)	$(3,213,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations, its real estate operations, and the investment of its cash in marketable securities and other investments.

To fund the redemption of limited partnership interests and to repay the prior mortgage, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December of 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum and matures in January 2024. Outstanding principal balance on the loan was $94,090,000 and $95,018,000 as of March 31, 2019 and June 30, 2018, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by the Portsmouth in favor of the mortgage lender. The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine loan bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan.

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

The Hotel has continued to generate positive operating income. While the debt service requirements related to the loans may create some additional risk for the Company and its ability to generate cash flows in the future, management believes that cash flows from the operations of the Hotel and the garage will continue to be sufficient to meet all of the Partnership’s current and future obligations and financial requirements.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2019, the Company’s material financial obligations which also including interest payments.

		3 Months	Year	Year	Year	Year
	Total	2019	2020	2021	2022	2023	Thereafter
Mortgage and subordinated notes payable	$173,320,000	$856,000	$3,061,000	$12,490,000	$3,102,000	$37,820,000	$115,991,000
Other notes payable	9,657,000	396,000	3,934,000	930,000	946,000	655,000	2,796,000
Interest	43,675,000	3,125,000	9,528,000	9,136,000	8,646,000	7,636,000	5,604,000
Total	$226,652,000	$4,377,000	$16,523,000	$22,556,000	$12,694,000	$46,111,000	$124,391,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the nine months ended March 31, 2019 except for the adoption of ASU 2016-18 and ASC 606. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for a summary of the critical accounting policies.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As stated in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, we identified a material weakness in internal controls over financial reporting related to our deferred income taxes and income tax expense during the fourth quarter of fiscal 2017. During the quarter ended September 30, 2017, we hired a new tax CPA specialist to perform a detailed analysis which was completed for the year ended June 30, 2017. We also assigned our audit committee with oversight responsibilities for the process. The material weakness related to tax provision preparation had not been remediated in fiscal year 2018. While significant progress was made as of June 30, 2018, these controls were not operating completely effectively. The Company has taken further steps, including increased scrutiny over the tax provision preparation process, to remediate the material weakness and improved its internal control over financial reporting during the nine months ended March 31, 2019.

PART II.

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the period ending March 31, 2019, there were pending or threatened legal actions as follows:

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

THE INTERGROUP CORPORATION
(Registrant)

Date: May 3, 2019	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2019	by	/s/ Danfeng Xu
Danfeng Xu
Treasurer and Controller
(Principal Financial Officer)

- 29 -