Form 10-K
period 2019-06-30
INTERGROUP CORP
filed 2019-08-30
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_________

Commission File Number 1-10324

THE INTERGROUP CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	13-3293645
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

12121 Wilshire Boulevard, Suite 610, Los Angeles, California 90025

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

☐ Yes ☒ No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the average bid and asked price on December 31, 2018 was $26,115,000.

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	INTG	NASDAQ CAPITAL MARKET

The number of shares outstanding of registrant’s Common Stock, as of August 30, 2019 was 2,309,962.

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

Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•	risks associated with the lodging industry, including competition, increases in wages, labor relations, energy and fuel costs, actual and threatened pandemics, actual and threatened terrorist attacks, and downturns in domestic and international economic and market conditions, particularly in the San Francisco Bay area;

•	risks associated with the real estate industry, including changes in real estate and zoning laws or regulations, increases in real property taxes, rising insurance premiums, costs of compliance with environmental laws and other governmental regulations;

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	changes in the competitive environment in the hotel industry;

•	economic volatility and potential recessive trends;

•	risks related to natural disasters;

•	litigation; and

•	other risk factors discussed below in this Report.

We caution you not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects on our Forms 10-K and 10-Q, and Current Reports on Form 8-K filed, as well as other filings, with the Securities and Exchange Commission.

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

As of June 30, 2019, the Company owned approximately 82.2% of the common shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTC Market Inc.’s Pink: SFEF). Santa Fe’s revenue is primarily generated through its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTC Market Inc.’s Pink: PRSI). InterGroup also directly owns approximately 13.4% of Portsmouth. Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth has a 93.3% limited partnership interest in Justice and is the sole general partner. The financial statements of Justice are consolidated with those of the Company.

Justice, through its subsidiaries Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Kearny Street Parking LLC (“Parking”) is the operator of the garage. Mezzanine is a wholly-owned subsidiary of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). Justice had a ten-year management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. Prism’s management agreement was terminated upon its expiration date of February 2, 2017. Justice entered into a hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of the HMA is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Interstate shall be one and seven-tenths (1.70%) of total Hotel revenue.

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States but are concentrated in Texas and Southern California. The Company also has an investment in unimproved real property. As of June 30, 2019, all of the Company’s operating real estate properties are managed in-house.

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

The Company also may derive income from the investment of its cash and investment securities assets. The Company has invested in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s marketable securities and other investments.

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

The Partnership entered into a Franchise License Agreement (the “License Agreement”) with the HLT Existing Franchise Holding LLC (“Hilton”) on December 10, 2004. The term of the License Agreement was for an initial period of fifteen years commencing on the date the Hotel began operating as a Hilton hotel, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, Operating and Hilton entered into an amended franchise agreement that, among other things, extended the License Agreement through 2030, and also provided the Partnership with certain key money cash incentives to be earned through 2030.

HOTEL MANAGEMENT COMPANY AGREEMENT

On February 1, 2017, Justice entered into a hotel management agreement with Interstate Management Company, LLC to manage the Hotel with an effective takeover date of February 3, 2017. The term of the hotel management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Interstate shall be one and seven-tenths (1.70%) of total Hotel revenue. For the fiscal years ended June 30, 2019 and 2018, Interstate management fees were $1,206,000 and $957,000, respectively, and are included in Hotel operating expenses in the consolidated statements of operations. As part of the HMA, Interstate, through the Partnership’s wholly-owned subsidiary, Kearny Street Parking LLC, manages the parking garage in-house.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Partnership entered into an amended lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third-floor space of the Hotel commonly known as the Chinese Culture Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease that began in 1967.

The amended lease, among other things, requires the Partnership to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. As of June 30, 2019, monthly event space fee is $6,200. The term of the amended lease expires on October 17, 2023, with an automatic extension for another 10-year term if the property continues to be operated as a hotel. Subject to certain conditions as set forth in the amended lease, the Foundation is entitled to reserve for a maximum of 75 days per calendar year for use of the event space. In the event that the Partnership needs the event space during one of the dates previously reserved by the Foundation, the Partnership shall pay the Foundation $4,000 per day for using the event space. During the fiscal years ended June 30, 2019 and 2018, the Partnership paid the Foundation $13,000 and $50,000, respectively, for using the event space on previously reserved dates by the Foundation.

SALES AND REFINANCINGS OF REAL ESTATE PROPERTIES

In July 2015, the Company purchased a residential house in Los Angeles, California as a strategic asset for $1,975,000 in cash. In August 2016, the Company obtained a $1,000,000 mortgage note payable on this property and received net proceeds of $983,000. The interest on the note is 5.75% with interest only payments for twenty-three months. In September 2018, the Company refinanced the mortgage note payable with a new mortgage in the amount of $1,000,000. The interest rate on the mortgage is 4.75% and matures in October 2048.

In July 2018, the Company obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest are due in July 2019. On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at our 27-unit apartment complex in Los Angeles. In July 2019, the Company obtained a modification from CIBC which increased the RLOC by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. As of June 30, 2019, outstanding balance of the RLOC is $2,985,000.

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

The Company may also invest, with the approval of the Securities Investment Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2019 and 2018, the Company had other investments of $612,000 and $813,000, respectively.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2019 and 2018, the Company had obligations for securities sold (equities short) of $1,225,000 and $1,935,000, respectively.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. Margin balances due at June 30, 2019 and 2018 were $1,629,000 and $1,887,000, respectively.

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

Competition

The hotel industry is highly competitive. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual market in which properties are located. The San Francisco market is a very competitive market with a high supply of guest rooms and meeting space in the area. During fiscal year 2019, we installed an advanced state-of-the-art internet system which included a rewiring of the entire hotel with the best possible Ethernet cabling and fiber. Specifically, the complete overhaul of the infrastructure of the Internet in the guest rooms and meeting space will enable the Hotel to compete in this market from a technology perspective. This investment is allowing the Hotel to go to market with measurable statistics that will help win the much-coveted technology company meetings. We installed 55” and 65” 4K smart televisions in all guest rooms and common areas during fiscal year 2019. In fiscal 2018, an architecture firm was contracted to design the new guest rooms which have recently been approved by Hilton and the model rooms are underway. We plan to bring back into service 14 guest rooms on the 5th floor as part of the initial phase of this renovation project and the next phase will include additional rooms being added on the 26th and 27th floors. We anticipate our window washing equipment to be completed within the second quarter of fiscal year 2020.

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

The Hotel’s location in the San Francisco Financial District lends itself to greater opportunities over its competitors when it comes to developing relationships with the Financial District entities and the customers who regularly do business in the downtown area. The ability to capitalize on the strong midweek demand of the individual business traveler to the Financial District has been the focus during the timeframe of strong growth in the market. The Hotel will continue to focus on self-contained group business that contributes to the Food and Beverage operation and make use of the properties meeting space capabilities. Closure of the Moscone Convention Center has limited banquet revenue contribution in fiscal year 2019 but assisted in strong rate growth year over year. With the Moscone Convention Center returning to full capacity in calendar year 2019, we hope to see more growth in citywide room nights.

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

EMPLOYEES

As of June 30, 2019, the Company had a total of 28 full-time employees. Effective August 2014, the Company entered into a client service agreement with ADP, a professional employer organization serving as an off-site, full service human resource department for its employees. ADP personnel management services are delivered by entering into a co-employment relationship with the Company’s employees. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Effective February 3, 2017, the Partnership had no employees. On February 3, 2017, Interstate assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel. As of June 30, 2019, approximately 85% of those employees were represented by one of four labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which the Partnership was a party. During the fiscal year ended June 30, 2019, the Partnership renewed the CBA for Local 39 (Stationary Engineers), and Local 665 (Parking Employees). CBA for Local 2 (Hotel and Restaurant Employees) expired on August 13, 2018 and was renewed in August 2019. CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2022.

Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Partnership and Interstate. The Partnership expects and anticipates that the terms of conditions of CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of each CBA, and incorporates these principles into its operating and budgetary practices.

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

Weakened global economic conditions may adversely affect our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions which could adversely affect the tourism industry. According to current economic news reports, the United States and other key international economies may be subject to a recession, characterized by falling demand for a variety of goods and services, restricted credit, going concern threats to financial institutions, major multinational companies and medium and small businesses, poor liquidity, declining asset values, reduced corporate profitability, and volatility in credit, equity and foreign exchange markets. These conditions affect discretionary and leisure spending and could adversely affect our customers’ ability or willingness to travel to destinations for leisure and cutback on discretionary business travel, which could adversely affect our operating results. In addition, in a weakened economy, companies that have competing properties may reduce room rates and other prices which could also reduce our average revenues and harm our operating results.

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

We operate in the highly-competitive San Francisco hotel industry. The Hotel competes with other high-quality Northern California hotels and resorts. Many of these competitors seek to attract customers to their properties by providing food and beverage outlets, retail stores and other related amenities, in addition to recently renovated hotel accommodations. To the extent that we seek to enhance our revenue base by offering our own various amenities, we compete with the service offerings provided by these competitors. Many of the competing properties have themes and attractions which draw a significant number of visitors and directly compete with our operations. Some of these properties are operated by subsidiaries or divisions of large public companies that may have greater name recognition and financial and marketing resources than we do and market to the same target demographic group as we do. Various competitors are expanding and renovating their existing facilities. We believe that competition in the San Francisco hotel and resort industry is based on certain property-specific factors, including overall atmosphere, range of amenities, price, location, technology infrastructure, entertainment attractions, theme and size. Any market perception that we do not excel with respect to such property-specific factors could adversely affect our ability to compete effectively. If we are unable to compete effectively, we could lose market share, which could adversely affect our business and results of operations.

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

Renovations and other capital improvements may give rise to the following additional risks, among others: construction cost overruns and delays; increased prices of materials due to tariffs; temporary closures of all or a portion of the Hotel to customers; disruption in service and room availability causing reduced demand, occupancy and rates; and possible environmental issues.

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

We depend in part, on third party management companies for the future success of our business and the loss of one or more of their key personnel could have an adverse effect on our ability to manage our business and operate successfully and competitively, or could be negatively perceived in the capital markets.

The Hotel is managed by Interstate. Their ability to manage the Hotel and to operate successfully and competitively is dependent, in part, upon the efforts and continued service of their managers. The departure of key personnel of current or future management companies could have an adverse effect on our business and our ability to operate successfully and competitively, and it could be difficult to find replacements for these key personnel, as competition for such personnel is intense.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned by the Partnership through its wholly-owned subsidiary, Justice Operating Company, LLC, a Delaware limited liability company (“Operating”). The Hotel is centrally located in the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away.  Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 544 well-appointed guest rooms and luxury suites situated on 22 floors.  The third floor houses the Chinese Culture Center and grand ballroom.  The Hotel has approximately 22,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the Chinese Culture Center with Portsmouth Square Park in Chinatown. The bridge, built and owned by the Partnership, is included in the lease to the Chinese Culture Center.

The Partnership expects either to expend or to set aside, at least 4% of gross annual Hotel revenues each year for capital improvements or renovations as required by its senior lender.  In the opinion of management, the Hotel is adequately covered by insurance.

HOTEL FINANCINGS

On December 18, 2013: (i) Operating entered into a loan agreement (“Mortgage Loan Agreement”) with Bank of America (“Mortgage Lender”); and (ii) Justice Mezzanine Company, LLC, a Delaware limited liability company (“Mezzanine”), entered into a mezzanine loan agreement (“Mezzanine Loan Agreement” and, together with the Mortgage Loan Agreement, the “Loan Agreements”) with ISBI San Francisco Mezz Lender LLC (“Mezzanine Lender” and, together with Mortgage Lender, the “Lenders”). The Partnership is the sole member of Mezzanine, and Mezzanine is the sole member of Operating.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2019, management believes that InterGroup is in compliance with both requirements.

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

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of two years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Justice Holdings Company, LLC (“Holdings”) in connection with the redemption of limited partnership interests. The loan was extended to December 31, 2019. As of June 30, 2019, the balance of the loan was $3,000,000.

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

On July 31, 2019, Mezzanine refinanced the Mezzanine Loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan was paid off without any prepayment penalty. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly. See Note 19 – Subsequent Events.

RENTAL PROPERTIES

As June 30, 2019, the Company's investment in real estate consisted of twenty properties located throughout the United States, with a concentration in Texas and Southern California. These properties include sixteen apartment complexes, three single-family houses as strategic investments and one commercial real estate property. All properties are operating properties. In addition to the properties, the Company owns approximately 2 acres of unimproved land in Maui, Hawaii. As of June 30, 2019, all of the Company’s operating real estate properties are managed in-house.

Description of Properties

Las Colinas, Texas. The Las Colinas property is a water front apartment community along Beaver Creek that was developed in 1993 with 358 units on approximately 15.6 acres of land. The Company acquired the complex on April 30, 2004 for approximately $27,145,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. Real estate property taxes for the year ended June 30, 2019 were approximately $1,014,000. The outstanding mortgage balance was approximately $16,974,000 at June 30, 2019 with an interest rate of 3.73% and the maturity date of the mortgage is December 1, 2022.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2019 were approximately $241,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $8,737,000 at June 30, 2019 and the maturity date of the mortgage is July 31, 2022 with interest rate fixed at 3.51%. In June 2014, the Company obtained a second mortgage on this property in the amount of $2,701,000. The term of the loan is approximately 8 years with the interest rate fixed at 4.51%. The outstanding mortgage balance was approximately $2,512,000 at June 30, 2019. The loan matures in August 2022.

St. Louis, Missouri. The St. Louis property is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2019, real estate property taxes were approximately $197,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,365,000 at June 30, 2019 with an interest rate of 4.05% and the maturity date of the mortgage is May 31, 2023.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2019, real estate property taxes were approximately $64,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In March 2015, the Company refinanced the $3,636,000 mortgage note payable for a new mortgage in the amount of $3,492,000. The Company paid down approximately $210,000 of the old mortgage as part of the refinancing. The new mortgage has a fixed interest rate of 3.87% for ten years and matures in April 2025. The outstanding mortgage balance was approximately $3,222,000 at June 30, 2019.

Los Angeles, California. The Company owns one commercial property, twelve apartment complexes, and three single-family houses in the general area of West Los Angeles.

The first Los Angeles commercial property is a 5,500 square foot, two story building that served as the Company's corporate offices until it was leased out, effective October 1, 2009 and the Company leased a new space for its corporate office. The Company acquired the building on March 4, 1999 for $1,876,000. The property taxes for the year ended June 30, 2019 were approximately $31,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In April 2016, the Company refinanced the $1,007,000 mortgage note payable for a new mortgage in the amount of $921,000. The new mortgage has a fixed interest rate swap with the floating rate loan. By combing both rates rate through maturity of the credit facility (1.49% swap + 2.50% credit spread), the all-in fixed rate is 3.99%. The outstanding mortgage balance was approximately $806,000 at June 30, 2019 and the note matures in January 2021.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30, 2019, real estate property taxes were approximately $22,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2016, the Company refinanced the $2,095,000 mortgage note payable for a new mortgage in the amount of $2,300,000 with an interest rate of 3.59%. The outstanding mortgage balance was approximately $2,172,000 at June 30, 2019 and the maturity date of the mortgage is June 23, 2026.

The second Los Angeles apartment complex is a 29,000 square foot three-story apartment with 27 units. This complex is held by Intergroup Woodland Village, Inc. ("Woodland Village"), which is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000. For the year ended June 30, 2019, real estate property taxes were approximately $66,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,843,000 at June 30, 2018 with an interest rate of 4.85% and the maturity date of the mortgage was December 1, 2020. In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage.

The third Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2019, real estate property taxes were approximately $37,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,632,000 at June 30, 2019 with an interest rate of 5.89% and the maturity date of the mortgage is March 1, 2021.

The fourth Los Angeles apartment complex is a 10,500 square foot apartment with 9 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2019, real estate property taxes were approximately $29,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,112,000 at June 30, 2019 with an interest rate of 5.89% and the maturity date of the mortgage is March 1, 2021.

The fifth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2019, real estate property taxes were approximately $115,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $4,927,000 at June 30, 2019 with an interest rate of 4.85% and the maturity date of the mortgage is December 1, 2020.

The sixth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2019, real estate property taxes were approximately $74,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,765,000 at June 30, 2019 with an interest rate of 5.97% and the maturity date of the mortgage is September 1, 2022.

The seventh Los Angeles apartment complex is a 3,000 square foot apartment with 4 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2019, real estate property taxes were approximately $17,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $343,000 at June 30, 2019 with an interest rate of 3.75% and the maturity date of the mortgage is September 1, 2042.

The eighth Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2019, real estate property taxes were approximately $16,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $579,000 at June 30, 2019 with an interest rate of 3.75% and the maturity date of the mortgage is September 1, 2042.

The ninth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2019, real estate property taxes were approximately $22,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $846,000 at June 30, 2019 with an interest rate of 3.75% and the maturity date of the mortgage is September 1, 2042.

The tenth Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2019, real estate property taxes were approximately $20,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In July 2013, the Company refinanced its $466,000 adjustable rate mortgage note payable on this property for a new 30-year mortgage in the amount of $500,000. The interest rate on the new loan is fixed at 3.75% per annum for the first five years and variable for the remaining of the term. The note matures in July 2043. The outstanding mortgage balance was approximately $440,000 at June 30, 2019.

The eleventh Los Angeles apartment complex, which is owned 100% by the Company’s subsidiary Santa Fe, is a 4,200 square foot two-story apartment with 2 units. Santa Fe acquired the property on February 1, 2002 at an initial cost of approximately $785,000. For the year ended June 30, 2019, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $347,000 at June 30, 2019 with an interest rate of 3.75% and the maturity date of the mortgage is September 1, 2042.

The twelfth apartment which is located in Marina del Rey, California, is a 6,316 square foot two-story apartment with 9 units. The Company acquired the property on April 29, 2011 at an initial cost of approximately $4,000,000. For the year ended June 30, 2019, real estate property taxes were approximately $55,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. The outstanding mortgage balance was approximately $1,303,000 at June 30, 2019 with an interest rate of 5.60% and the maturity date of the mortgage is May 1, 2021.

The first Los Angeles single-family house is a 2,771 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. For the year ended June 30, 2019, real estate property taxes were approximately $11,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $373,000 at June 30, 2019 with an interest rate of 3.75% and the maturity date of the mortgage is September 1, 2042.

The second Los Angeles single-family house is a 2,201 square foot home. The Company acquired the property on August 22, 2003 at an initial cost of approximately $700,000. For the year ended June 30, 2019, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $399,000 at June 30, 2019 with an interest rate of 3.75% and the maturity date of the mortgage is September 1, 2042.

The third Los Angeles single-family house is a 2,387 square foot home. The company acquired the property in July of 2015 as a strategic asset for $1,975,000 in cash. In August 2016, the Company obtained a $1,000,000 mortgage note payable and received net proceeds of $983,000. The interest on note is 4.50% with interest only payments for twenty-three months. On August 31, 2018, $1,005,000 was drawn from the RLOC to pay off the mortgage note payable. On September 28, 2018, the Company obtained a new mortgage note payable in the amount of $1,000,000 for this property with interest rates fixed at 4.75% per annum for the first five years and variable for the remaining of the term. The mortgage note payable matures in October 2048. $995,000 received as a result of the refinance was used to pay down the RLOC. The outstanding mortgage balance was approximately $990,000 at June 30, 2019. For the year ended June 30, 2019, real estate property taxes were approximately $25,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.

In August 2004, the Company purchased an approximately two-acre parcel of unimproved land in Kihei, Maui, Hawaii for $1,467,000. The Company has engaged the services of certain professionals to develop the property. After the completion of this predevelopment phase, we will determine whether it is more advantageous to sell the entitled property or to commence with construction.

MORTGAGES

Further information with respect to mortgage notes payable of the Company is set forth in Note 11 of the Notes to Consolidated Financial Statements.

ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) and the physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for each of the Company's operating properties for fiscal year ended June 30, 2019 are provided below.

	Economic	Physical
Property	Occupancy	Occupancy
1. Las Colinas, TX	95%	100%
2. Morris County, NJ	94%	95%
3. St. Louis, MO	83%	91%
4. Florence, KY	94%	97%
5. Los Angeles, CA (1)	87%	96%
6. Los Angeles, CA (2)	35%	51%
7. Los Angeles, CA (3)	87%	82%
8. Los Angeles, CA (4)	100%	96%
9. Los Angeles, CA (5)	71%	87%
10. Los Angeles, CA (6)	96%	97%
11. Los Angeles, CA (7)	90%	92%
12. Los Angeles, CA (8)	100%	100%
13. Los Angeles, CA (9)	98%	98%
14. Los Angeles, CA (10)	100%	100%
15. Los Angeles, CA (11)	87%	89%
16. Los Angeles, CA (12)	79%	85%
17. Los Angeles, CA (13)	32%	32%
18. Los Angeles, CA (14)	100%	100%
19. Los Angeles, CA (15)	100%	100%

The Company’s Los Angeles, California properties are subject to various rent control laws, ordinances and regulations which impact the Company’s ability to adjust and achieve higher rental rates.

Item 3. Legal Proceedings.

In April 2014, the Partnership commenced an arbitration action against Glaser Weil Fink Howard Avchen & Shapiro, LLP (formerly known as Glaser Weil Fink Jacobs Howard Avchen & Shapiro, LLP), Brett J. Cohen, Gary N. Jacobs, Janet S. McCloud, Paul B. Salvaty, and Joseph K. Fletcher III (collectively, the “Respondents”) in connection with the redemption transaction. The arbitration alleged legal malpractice against the Respondents and sought declaratory relief regarding provisions of the option agreement in the redemption transaction and regarding the engagement letter with Respondents. Prior to arbitration proceedings, the parties agreed in principle to settle the matter, and entered into a settlement agreement and mutual general release in April 2018. The Respondents agreed to pay $8,300,000 to the Partnership, which was received in May 2018. For the fiscal year ended June 30, 2018, $5,575,000 was recorded as a recovery of legal settlement cost and $2,725,000 was recorded as a reduction of legal expense.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

The Company's Common Stock is listed and trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market, LLC under the symbol: “INTG”. The following table sets forth the high and low sales prices for the Company’s common stock for each quarter of the last two fiscal years ended June 30, 2019 and 2018 as reported by NASDAQ.

Fiscal 2019	High	Low

First Quarter (7/ 1 to 9/30)	$39.35	$27.25
Second Quarter (10/1 to 12/31)	$35.00	$29.26
Third Quarter (1/1 to 3/31)	$33.60	$29.20
Fourth Quarter (4/1 to 6/30)	$32.09	$29.97

Fiscal 2018	High	Low

First Quarter (7/ 1 to 9/30)	$27.65	$23.10
Second Quarter (10/1 to 12/31)	$24.80	$22.70
Third Quarter (1/1 to 3/31)	$25.17	$22.45
Fourth Quarter (4/1 to 6/30)	$27.00	$23.10

As of June 30, 2019, the approximate number of holders of record of the Company’s Common Stock was 220. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in names of various brokers, clearing agencies or other nominees.

DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

This information appears in Part III, Item 12 of this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reflects purchases of InterGroup’s common stock made by The InterGroup Corporation, for its own account, during the fourth quarter of its fiscal year ending June 30, 2019.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares Purchased	of shares that May
Fiscal	Number of	Average	as Part of Publicly	Yet be Purchased
2019	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Month #1 (April 1- April 30)	-	-	-	22,072

Month #2 (May 1- May 31)	6,400	$31.07	6,400	15,672

Month #3 (June 1- June 30)	11,000	$31.12	11,000	4,672

TOTAL:	17,400	$31.10	17,400	4,672

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

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

As of June 30, 2019, the Company owned approximately 82.2% of the common shares of its subsidiary, Santa Fe, and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. Intergroup also directly owns approximately 13.4% of the common shares of Portsmouth. The Company's principal sources of revenue continue to be derived from the general and limited partnership interests of its subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family and commercial real estate properties, and income received from investment of its cash and securities assets. Justice owns a 544-room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel” or the “Property”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

The Hotel is operated by the Partnership as a full-service Hilton brand hotel pursuant to a License Agreement with Hilton. The Partnership entered into the License Agreement on December 10, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the reopening date, upon completion of a major renovation, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the License Agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money cash incentives to be earned through 2030 in the form of a self-exhausting, interest free note. The key money cash incentive of $4,750,000 was received on July 1, 2015. As of June 30, 2019 and 2018, the balance of the note was $3,325,000 and $3,642,000, respectively, and are included in related party and other notes payable in the consolidated balance sheets.

On February 1, 2017, Justice entered into a hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017.   The term of HMA is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions.  The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement.

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of its real estate. Properties include sixteen apartment complexes, one commercial real estate property, and three single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has an investment in unimproved real property in Hawaii.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.

Fiscal Year Ended June 30, 2019 Compared to Fiscal Year Ended June 30, 2018

The Company had a net income of $2,814,000 for the year ended June 30, 2019 compared to a net income of $5,813,000 for the year ended June 30, 2018. The decrease in net income was primarily attributable to the $8,300,000 settlement proceeds received related to the Glaser matter which was credited to operating expenses and restructuring costs in fiscal year 2018. The $8,300,000 increase in expenses was offset by increase in revenue and decrease in income taxes.

Hotel Operations

The Company had net income from Hotel operations of $5,277,000 for the year ended June 30, 2019 compared to net income of $12,827,000 for the year ended June 30, 2018. The decrease in net income was primarily attributable to the $8,300,000 settlement proceeds received related to the Glaser matter which was credited to operating expenses and restructuring costs in fiscal year 2018.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2019 and 2018.

For the year ended June 30,	2019	2018
Hotel revenues:
Hotel rooms	$51,243,000	$46,475,000
Food and beverage	5,353,000	7,222,000
Garage	2,875,000	3,011,000
Other operating departments	410,000	391,000
Total hotel revenues	59,881,000	57,099,000
Operating expenses, excluding non-recurring charges, interest, depreciation and amortization	(44,466,000)	(40,103,000)
Operating income before non-recurring charges, interest, depreciation and amortization	15,415,000	16,996,000
Recovery of legal settlement costs	-	5,775,000
Income before interest, depreciation and amortization	15,415,000	22,771,000
Loss on disposal of assets	(398,000)	-
Interest expense – mortgage	(7,234,000)	(7,237,000)
Depreciation and amortization expense	(2,506,000)	(2,707,000)

Net income from Hotel operations	$5,277,000	$12,827,000

For the year ended June 30, 2019, the Hotel generated operating income of $15,415,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $59,881,000 compared to operating income of $16,996,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $57,099,000 for the year ended June 30, 2018. Room revenues increased by $4,768,000 for the year ended June 30, 2019 compared to the year ended June 30, 2018 primarily as a result of increased occupancy due to changes of our sales strategy along with maximizing midweek rate by limiting group business over peak days. The Hotel focused on sellout efficiency specifically on shoulder days and months. Food and beverage revenue decreased by $1,869,000 for the year ended June 30, 2019 compared to the year ended June 30, 2018 primarily due to the strategy of capturing higher rated transient rooms midweek and limiting group discounted business offered which reduced the number of banquet events.

Operating expenses increased by $4,363,000 for the year ended June 30, 2019 to $44,466,000 compared to the year ended June 30, 2018 of $40,103,000 primarily due to the receipt of settlement proceeds related to the Glaser matter in fiscal year 2018. Settlement proceeds of $8,300,000 were received during fiscal year ended June 30, 2018, of which $2,725,000 was credited to legal expense. Rooms department operating expenses also increased in fiscal year 2019 by $1,198,000 primarily due to increased group commissions and labor costs as occupancy increased.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the year ended June 30, 2019 and 2018.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2019	$268	96%	$257
2018	$250	94%	$235

The Hotel was able to grow occupancy while increasing rate resulting in a 9% RevPAR growth, far exceeding market performance. The Hotel successfully grew midweek rate while slightly increasing occupancy in a market that is seeing occupancy declines.

We believe that enhancing the Hotel’s technology is critical to remain competitive in the market place and to that end, we are currently working with all Hilton approved vendors to upgrade all technical aspects of the Hotel. Implementation of state-of-the-art systems such as the new internet system from Cisco and 4K smart televisions that are in every room and common areas will set us apart from our competitors. We have made ten additional rooms available by eliminating the Justice administrative office from the Hotel and relocating the accounting department to administrative space and eliminated the unprofitable Wellness Center that was added by previous management. We anticipate that the additional ten rooms will be placed into service within the fiscal year ending June 30, 2020 as design delays pushed the project into our next fiscal year. Additionally, the fitness center which is occupying the equivalent of five rooms and the executive lounge which is occupying the equivalent of three rooms, will be relocated to a different area within the Hotel. The eight equivalent rooms will be placed back into service. Part of this renovation will be funded by the Hotel’s furniture, fixture and equipment reserve account with our lender as well as the $2,000,000 key money incentive provided by Interstate. Lastly, we anticipate the completion of the installation of a complete exterior building maintenance system by the end of our quarter ending December 31, 2019 which will enable periodic window washing.

Real Estate Operations

Revenue from real estate operations increased to $14,872,000 for the year ended June 30, 2019 from $14,480,000 for the year ended June 30, 2018 primarily as a result of increased occupancy. Real estate operating expenses increased to $7,810,000 from $7,579,000 primarily as a result of increased utility cost and real estate taxes. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $1,733,000 for the year ended June 30, 2019 compared to a net loss on marketable securities of $1,777,000 for the year ended June 30, 2018. For the year ended June 30, 2019, the Company had a net unrealized loss of $254,000 and zero realized loss, related to the Company’s investment in the common stock of Comstock Mining Inc. (“Comstock” - NYSE MKT: LODE). For the year ended June 30, 2018, the Company had an unrealized loss of $2,337,000 and a realized loss of $6,007,000, related to the Company’s investment in the common stock of Comstock.

As of June 30, 2019 and 2018, investments in Comstock represent approximately 7% of the Company’s investment portfolio. For the year ended June 30, 2019, the Company had a net realized loss of $806,000 and a net unrealized loss of $927,000. For the year ended June 30, 2018, the Company had a net realized loss of $5,375,000 and a net unrealized gain of $3,598,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the years ended June 30, 2019 and 2018, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairment and recorded impairment losses of $98,000 and $200,000, respectively.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit (expense) during the years ended June 30, 2019 and 2018 represents primarily the combined income tax effect of Portsmouth’s pretax income which includes its share in net income from the Hotel and the pre-tax loss from Intergroup (standalone).

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2019 and 2018, the Company had investments in marketable equity securities of $9,696,000 and $13,841,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups:

		% of Total
As of June 30, 2019		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$3,069,000	31.7%
Consumer cyclical	1,448,000	14.9%
Corporate bonds	1,420,000	14.6%
Financial services	951,000	9.8%
Energy	950,000	9.8%
Other	1,858,000	19.2%
	$9,696,000	100.0%

		% of Total
As of June 30, 2018		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$4,300,000	31.1%
Corporate bonds	2,282,000	16.5%
Technology	1,813,000	13.1%
Healthcare	1,777,000	12.8%
Communications	1,071,000	7.7%
Other	2,598,000	18.8%
	$13,841,000	100.0%

The Company’s investment portfolio is diversified with 29 different equity positions The Company holds three equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 17.9% of the portfolio and consists of the common stock of American Realty Investors, Inc. which is included in the REITs and real estate companies industry group.

The following table shows the net loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2019	2018
Net loss on marketable securities	$(1,733,000)	$(1,777,000)
Net unrealized loss on other investments	-	(42,000)
Impairment loss on other investments	(98,000)	(200,000)
Dividend and interest income	484,000	277,000
Margin interest expense	(576,000)	(632,000)
Trading expenses	(574,000)	(555,000)
	$(2,497,000)	$(2,929,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel operations, general partner management fees from Justice Investors, and its real estate operations. The Company may also receive cash generated from the investment of its cash and marketable securities and other investments.

To fund the redemption of limited partnership interests and to repay the prior mortgage, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December of 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum and matures in January 2024. As additional security for the mortgage loan, there is a limited guaranty executed by the Company in favor of Mortgage Lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine loan bears interest at 9.75% per annum and matures in January 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by the Company in favor of mezzanine lender. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. On July 31, 2019, Mezzanine refinanced the Mezzanine Loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly. See Note 19 – Subsequent Events.

Management believes that its cash, securities assets, real estate and the cash flows generated from those assets and from partnership management fees, will be adequate to meet the Company’s current and future obligations. Additionally, management believes there is significant appreciated value in the Hotel and other real estate properties to support additional borrowings if necessary.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Mortgage notes payable	$172,589,000	$3,054,000	$12,483,000	$3,095,000	$37,812,000	$107,656,000	$8,489,000
Other notes payable	9,732,000	4,005,000	1,006,000	1,022,000	744,000	567,000	2,388,000
Interest	38,131,000	9,054,000	8,601,000	8,148,000	7,013,000	3,401,000	1,914,000
Total	$220,452,000	$16,113,000	$22,090,000	$12,265,000	$45,569,000	$111,624,000	$12,791,000

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

The Intergroup Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Intergroup Corporation and its subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2018 the Company changed its method of accounting for revenue recognition due to the adoption of Accounting Standards Codification Topic No. 606.

The Company adopted ASU 2016-18, Restricted Cash, effective July 1, 2018. The adoption of ASU 2016-18 impacted the presentation of cash flows with inclusion of restricted cash flows for each of the presented periods.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Irvine, California

August 30, 2019

We have served as the Company’s auditor since 2017.

THE INTERGROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30,	2019	2018

ASSETS
Investment in Hotel, net	$39,836,000	$40,961,000
Investment in real estate, net	51,773,000	53,369,000
Investment in marketable securities	9,696,000	13,841,000
Other investments, net	612,000	813,000
Cash and cash equivalents	11,837,000	8,053,000
Restricted cash	13,295,000	9,458,000
Other assets, net	2,362,000	5,185,000
Deferred tax asset	1,468,000	-

Total assets	$130,879,000	$131,680,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
Accounts payable and other liabilities	$3,819,000	$3,299,000
Accounts payable and other liabilities - Hotel	11,245,000	9,946,000
Due to securities broker	1,629,000	1,887,000
Obligations for securities sold	1,225,000	1,935,000
Related party and other notes payable	5,261,000	5,735,000
Capital leases	1,486,000	1,355,000
Line of credit payable	2,985,000	-
Mortgage notes payable - Hotel	113,087,000	114,372,000
Mortgage notes payable - real estate	58,571,000	62,873,000
Deferred tax liability	-	245,000
Total liabilities	199,308,000	201,647,000

Commitments and contingencies - Note 18

Shareholders' deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,404,982 and 3,395,616 issued; 2,309,962 and 2,334,197 outstanding as of June 30, 2019 and 2018	33,000	33,000
Additional paid-in capital	10,342,000	10,522,000
Accumulated deficit	(39,760,000)	(41,217,000)
Treasury stock, at cost, 1,095,020 and 1,061,419 shares as of June 30, 2019 and 2018	(14,347,000)	(13,268,000)
Total Intergroup shareholders' deficit	(43,732,000)	(43,930,000)
Noncontrolling interest	(24,697,000)	(26,037,000)
Total shareholders' deficit	(68,429,000)	(69,967,000)

Total liabilities and shareholders' deficit	$130,879,000	$131,680,000

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2019	2018
Revenues:
Hotel	$59,881,000	$57,099,000
Real estate	14,872,000	14,480,000
Total revenues	74,753,000	71,579,000
Costs and operating expenses:
Hotel operating expenses	(44,466,000)	(40,103,000)
Recovery of legal settlement costs	-	5,775,000
Real estate operating expenses	(7,810,000)	(7,579,000)
Depreciation and amortization expense	(4,935,000)	(5,054,000)
General and administrative expense	(2,346,000)	(3,053,000)

Total costs and operating expenses	(59,557,000)	(50,014,000)

Income from operations	15,196,000	21,565,000
Other income (expense):
Interest expense - mortgage	(9,788,000)	(9,767,000)
Loss on disposal of assets	(398,000)	-
Net loss on marketable securities	(1,733,000)	(1,777,000)
Net unrealized loss on other investments	-	(42,000)
Impairment loss on other investments	(98,000)	(200,000)
Dividend and interest income	484,000	277,000
Trading and margin interest expense	(1,150,000)	(1,187,000)
Net other expense	(12,683,000)	(12,696,000)
Income before income taxes	2,513,000	8,869,000
Income tax benefit (expense)	301,000	(3,056,000)
Net income	2,814,000	5,813,000
Less: Net income attributable to the noncontrolling interest	(1,357,000)	(1,732,000)
Net income attributable to InterGroup	$1,457,000	$4,081,000

Net income per share
Basic	$1.21	$2.47
Diluted	$1.06	$2.18
Net income per share attributable to InterGroup
Basic	$0.63	$1.73
Diluted	$0.55	$1.53

Weighted average number of common shares outstanding	2,328,156	2,354,489
Weighted average number of diluted shares outstanding	2,658,551	2,672,489

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

			Additional			InterGroup		Total
	Common Stock		Paid-in		Treasury	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Accumulated Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2017	3,395,616	33,000	10,346,000	(45,298,000)	(12,626,000)	(47,545,000)	(27,773,000)	(75,318,000)

Net Income	-	-	-	4,081,000	-	4,081,000	1,732,000	5,813,000

Stock options expense	-	-	184,000	-	-	184,000	-	184,000

Investment in Santa Fe	-	-	(8,000)	-	-	(8,000)	4,000	(4,000)

Purchase of treasury stock	-	-	-	-	(642,000)	(642,000)	-	(642,000)

Balance at June 30, 2018	3,395,616	$33,000	$10,522,000	$(41,217,000)	$(13,268,000)	$(43,930,000)	$(26,037,000)	$(69,967,000)

Net Income	-	-	-	1,457,000	-	1,457,000	1,357,000	2,814,000

Issuance of stock	9,366	-	-	-	-	-	-	-

Stock options expense	-	-	76,000	-	-	76,000	-	76,000

Investment in Santa Fe	-	-	(256,000)	-	-	(256,000)	133,000	(123,000)

Investment in Justice							(150,000)	(150,000)

Purchase of treasury stock	-	-	-	-	(1,079,000)	(1,079,000)	-	(1,079,000)

Balance at June 30, 2019	3,404,982	$33,000	$10,342,000	$(39,760,000)	$(14,347,000)	$(43,732,000)	$(24,697,000)	$(68,429,000)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2019	2018
Cash flows from operating activities:
Net income	$2,814,000	$5,813,000
Adjustments to reconcile net loss to net cash provided by operating activities:
Net unrealized loss (gain) on marketable securities	927,000	(3,598,000)
Deferred taxes	(1,713,000)	4,352,000
Loss on disposal of assets	398,000	-
Unrealized loss on other investments	-	42,000
Impairment loss on other investments	98,000	200,000
Depreciation and amortization	4,777,000	4,776,000
Stock compensation expense	76,000	184,000
Changes in assets and liabilities:
Investment in marketable securities	3,218,000	6,934,000
Other assets, net	2,823,000	(1,820,000)
Accounts payable and other liabilities	1,819,000	(2,535,000)
Due to securities broker	(258,000)	(1,125,000)
Obligations for securities sold	(710,000)	(1,775,000)
Net cash provided by operating activities	14,269,000	11,448,000

Cash flows from investing activities:
Investment in Hotel, net	(1,397,000)	(212,000)
Investment in real estate, net	(833,000)	(732,000)
Proceeds from other investments	103,000	156,000
Investment in Santa Fe	(123,000)	(4,000)
Investment in Justice	(150,000)	-
Net cash used in investing activities	(2,400,000)	(792,000)

Cash flows from financing activities:
Net payments of mortgage and other notes payable	(6,154,000)	(2,776,000)
Proceeds from line of credit	2,985,000	-
Purchase of treasury stock	(1,079,000)	(642,000)
Net cash used in financing activities	(4,248,000)	(3,418,000)

Net increase in cash, cash equivalents and restricted cash:	7,621,000	7,238,000
Cash, cash equivalents and restricted cash at the beginning of the year	17,511,000	10,273,000
Cash, cash equivalents and restricted cash at the end of the year	$25,132,000	$17,511,000

Supplemental information:
Income taxes paid (refunds received)	$(1,239,000)	$171,000
Interests paid	$10,011,000	$10,399,000

Non-cash transactions:
Additions to Hotel equipment through capital lease	$382,000	$1,364,000

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

As of June 30, 2019, the Company had the power to vote 86.1% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

Santa Fe’s primary business is conducted through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). Portsmouth has a 93.3% limited partnership interest in Justice and is the sole general partner. InterGroup also directly owns approximately 13.4% of the common stock of Portsmouth.

Justice, through its subsidiaries Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), owns a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Kearny Street Parking LLC (“Parking”) is the operator of the garage. Mezzanine is a wholly-owned subsidiary of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton). Justice had a ten-year management agreement with Prism Hospitality L.P. (“Prism”) to perform certain management functions for the Hotel. Prism’s management agreement was terminated upon its expiration date of February 3, 2017. Effective December 1, 2013, GMP Management, Inc. (“GMP”), a company owned by a Justice limited partner and a related party, also provided management services for the Partnership pursuant to a management services agreement, with a three-year term, subject to the Partnership’s right to terminate earlier for cause. In June 2016, GMP resigned. On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the form of a self-exhausting, interest free note payable in the amount of $2,000,000 in a separate key money agreement. The $2,000,000 is included in restricted cash balances in the consolidated balance sheets as of June 30, 2019 and 2018. As of June 30, 2019 and 2018, unamortized portion of the key money was $1,896,000 and $2,000,000, respectively, and are included in related party and other notes payable in the consolidated balance sheets.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles (“GAAP”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2019 and 2018.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2019 and 2018.

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

Other Investments, Net

Other investments include non-marketable securities (carried at cost, net of any impairments loss) and non-marketable debt instruments. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2019 and 2018, the Company recorded impairment losses related to other investments of $98,000 and $200,000, respectively. As of June 30, 2019 and 2018, the allowance for impairment losses was $6,367,000 and $6,269,000, respectively.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value. As of June 30, 2019 and 2018, the Company does not have any cash equivalents.

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

Treasury Stock

The Company records the acquisition of treasury stock under the cost method. During the years ended June 30, 2019 and 2018, the Company purchased 33,601 and 25,527 shares of treasury stock, respectively.

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

Revenue Recognition

On July 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach to all contracts resulting in no cumulative adjustment to accumulated deficit. The adoption of this standard did not impact the timing of our revenue recognition based on the short-term, day-to-day nature of our operations. See Note 2 – Revenue.

Advertising Costs

Advertising costs are expensed as incurred and are included in Hotel operating expenses in the consolidated statements of operations. Advertising costs were $282,000 and $302,000 for the years ended June 30, 2019 and 2018, respectively.

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

Earnings Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted net income per share is similar to the computation of basic net income per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's only potentially dilutive common shares are stock options.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We applied the modified retrospective transition method to all contracts upon the adoption of ASU 2014-09 effective July 1, 2018. We provided the additional required disclosures, but the cumulative adjustment from our comparative periods was zero in our consolidated financial statements. See Note 2 – Revenue.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-18, Restricted Cash. ASU 2016-18 requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Additionally, ASU 2016-18 requires a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. The Company adopted ASU 2016-18 effective July 1, 2018. The adoption of ASU 2016-18 impacted the presentation of cash flows with inclusion of restricted cash flows for each of the presented periods.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position as right-of-use assets and lease liabilities by lessees. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. We adopted ASU 2016-02 on July 1, 2019. The Company is currently reviewing the effect of ASU No. 2016-02.

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

NOTE 2 - REVENUE

Our revenue from real estate is primarily rental income from residential and commercial property leases which is recorded when due from residents and is recognized monthly as earned. The following table present our Hotel revenue disaggregated by revenue streams.

For the year ended June 30,	2019	2018
Hotel revenues:
Hotel rooms	$51,243,000	$46,475,000
Food and beverage	5,353,000	7,222,000
Garage	2,875,000	3,011,000
Other operating departments	410,000	391,000
Total Hotel revenue	$59,881,000	$57,099,000

Performance obligations

We identified the following performance obligations for which revenue is recognized as the respective performance obligations are satisfied, which results in recognizing the amount we expect to be entitled to for providing the goods or services:

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

Contract assets and liabilities

We do not have any material contract assets as of June 30, 2019 and 2018, other than trade and other receivables, net on our consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our consolidated balance sheets. Contract liabilities increased to $1,215,000 as of June 30, 2019 from $571,000 as of June 30, 2018. The increase for the fiscal year ended June 30, 2019 was primarily driven by deposits received from upcoming groups, offset by $563,000 revenue recognized that was included in the advanced deposits balance as of June 30, 2018.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 3 - JUSTICE INVESTORS

Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”), was formed in 1967 to acquire real property in San Francisco, California, for the development and lease of the Hotel and related facilities. The Partnership has one general partner, Portsmouth Square, Inc., a California corporation (“Portsmouth”) and approximately 23 voting limited partners, including Portsmouth.

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

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2019	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	31,106,000	(26,877,000)	4,229,000
Building and improvements	63,879,000	(31,010,000)	32,869,000
	$97,723,000	$(57,887,000)	$39,836,000

		Accumulated	Net Book
June 30, 2018	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Furniture and equipment	29,350,000	(25,876,000)	3,474,000
Building and improvements	64,336,000	(29,587,000)	34,749,000
	$96,424,000	$(55,463,000)	$40,961,000

NOTE 5 - INVESTMENT IN REAL ESTATE, NET

At June 30, 2019, the Company's investment in real estate consisted of twenty properties located throughout the United States. These properties include sixteen apartment complexes, three single-family houses as strategic investments, and one commercial real estate property. The Company also owns unimproved land located in Maui, Hawaii.

Investment in real estate included the following:

As of June 30,	2019	2018
Land	$25,033,000	$25,033,000
Buildings, improvements and equipment	68,369,000	67,536,000
Accumulated depreciation	(41,629,000)	(39,200,000)
	$51,773,000	$53,369,000

NOTE 6 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

At June 30, 2019 and 2018, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of June 30, 2019
Corporate Equities	$19,204,000	$1,753,000	$(11,261,000)	$(9,508,000)	$9,696,000

As of June 30, 2018
Corporate Equities	$22,388,000	$2,450,000	$(10,997,000)	$(8,547,000)	$13,841,000

As of June 30, 2019 and 2018, approximately 7% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining Inc (“Comstock”).

As of June 30, 2019 and 2018, the Company had $11,088,000 and $10,819,000, respectively, of unrealized losses related to securities held for over one year; of which $10,900,000 and $10,646,000 are related to its investment in Comstock, respectively.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the years ended June 30, 2019 and 2018, respectively.

For the year ended June 30,	2019	2018
Realized loss on marketable securities related to Comstock	$-	$(6,007,000)
Realized (loss) gain on marketable securities	(806,000)	632,000
Unrealized loss on marketable securities related to Comstock	(254,000)	(2,337,000)
Unrealized (loss) gain on marketable securities	(673,000)	5,935,000
Net loss on marketable securities	$(1,733,000)	$(1,777,000)

NOTE 7 – OTHER INVESTMENTS, NET

The Company may also invest, with the approval of the Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments, net of other than temporary impairment losses.

Other investments, net consist of the following:

Type	June 30, 2019	June 30, 2018
Private equity hedge fund, at cost	$376,000	$554,000
Other investments	236,000	259,000
	$612,000	$813,000

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

As of June 30, 2019
Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$3,069,000
Consumer cyclical	1,448,000
Corporate bonds	1,420,000
Financial services	951,000
Energy	950,000
Other	1,858,000
$9,696,000

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

			Net loss for the year
Assets	Level 3	June 30, 2019	ended June 30, 2019

Other non-marketable investments	$612,000	$612,000	$(98,000)

			Net loss for the year
Assets	Level 3	June 30, 2018	ended June 30, 2018

Other non-marketable investments	$813,000	$813,000	$(242,000)

For fiscal years ended June 30, 2019 and 2018, we received distribution from other non-marketable investments of $103,000 and $131,000, respectively.

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

NOTE 9 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2019	2018
Accounts receivable, net	$852,000	$1,843,000
Prepaid expenses	747,000	490,000
Miscellaneous assets, net	763,000	1,159,000
Tax Refund Receivable	-	1,693,000
Total other assets	$2,362,000	$5,185,000

As mentioned in Note 6 – Investment in Marketable Securities, the Company had realized loss of $6,007,000 in fiscal year ended June 30, 2018 related to the sale of common stock of Comstock. During fiscal year 2019, the Company filed a carry back claim to carry back this loss to fiscal year ended June 30, 2015. The carry back claim generated a federal income tax refund of approximately $1,860,000 which is included in other assets in the consolidated balance sheet as of June 30, 2018. The $1,860,000 refund was received in March 2019.

NOTE 10 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

Included in the balance of the related party note payable at June 30, 2019 and 2018 is the obligation to Hilton (Franchisor) in the form of a self-exhausting, interest free development incentive note which will be reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton. As of June 30, 2019 and 2018, the balance of the note was $3,325,000 and $3,642,000, respectively.

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution is a self-exhausting, interest free note and shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash balances in the consolidated balance sheets as of June 30, 2019 and 2018. As of June 30, 2019 and 2018, unamortized portion of the key money was $1,896,000 and $2,000,000, respectively, and are included in related party and other notes payable in the consolidated balance sheets.

As of June 30, 2019, the Company had capital lease obligations outstanding of $1,486,000. These capital leases expire in various years through 2023 at rates ranging from 5.77% to 6.25% per annum. Minimum future lease payments for assets under capital leases as of June 30, 2019 are as follows:

For the year ending June 30,
2020	$493,000
2021	492,000
2022	482,000
2023	182,000
Total minimum lease payments	1,649,000
Less interest on capital lease	(163,000)
Present value of future minimum lease payments	$1,486,000

In July 2018, the Company obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest are due in July 2019. On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Woodland Village. In July 2019, the Company obtained a modification from CIBC which increased the RLOC by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. As of June 30, 2019, outstanding balance of the RLOC was $2,985,000.

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2020	$4,005,000
2021	1,006,000
2022	1,022,000
2023	744,000
2024	567,000
Thereafter	2,388,000
$9,732,000

NOTE 11 - MORTGAGE NOTES PAYABLE

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

The Mortgage Loan is secured by the Partnership’s principal asset, the Hilton San Francisco-Financial District (the “Property”). The Mortgage Loan bears an interest rate of 5.275% per annum and matures in January 2024. The term of the loan is 10 years with interest only due in the first three years and principal and interest on the remaining seven years of the loan based on a thirty-year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by the Company in favor of Mortgage Lender.

The Mezzanine Loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The Mezzanine Loan bears interest at 9.75% per annum and matures on January 1, 2024. Interest only, payments are due monthly. As additional security for the Mezzanine Loan, there is a limited guaranty executed by the Company in favor of Mezzanine Lender (the “Mezzanine Guaranty” and, together with the Mortgage Guaranty, the “Guaranties”). The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. As of June 30, 2019 and 2018, the Partnership is in compliance with both requirements.

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

In April 2016, the Company entered into an interest rate agreement on its $923,000 mortgage note payable on its commercial property located in Los Angeles, California in order to settle the variable rate as of March 31, 2016 of 4.22% into a fixed rate of 3.99%. The swap agreement matures in January 2021. A swap is a contractual agreement to exchange interest rate payments. As of June 30, 2019, the fair market value of the swap agreement is immaterial.

In June 2016, The Company refinanced its $1,929,000 mortgage note payable on its 12-unit apartment complex located in Los Angeles, California and obtained a new mortgage in the amount of $2,300,000. The interest rate on the new mortgage is 3.59% and matures in June 2026.

On July 31, 2019, Mezzanine refinanced the Mezzanine Loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan was paid off with no prepayment penalty. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

In August 2018, $1,005,000 was drawn from the Company’s RLOC with CIBC to pay off a mortgage note payable on its single-family house located in Los Angeles, California. In September 2018, the Company obtained a new mortgage in the amount of $1,000,000 on the same property. The interest rate on the new loan is fixed at 4.75% per annum for the first five years and variable for the remaining of the term. The note matures in October 2048. $995,000 received as a result of the refinance was used to pay down the RLOC.

Each mortgage notes payable is secured by real estate or the Hotel. As of June 30, 2019 and 2018, the mortgage notes payables are summarized as follows:

	As of June 30, 2019

	Number	Note		Note
Property	of Units	Origination Date		Maturity Date		Mortgage Balance	Interest Rate

SF Hotel	544 rooms	December	2013	January	2024	$93,746,000	5.28%
SF Hotel	544 rooms	December	2013	January	2024	20,000,000	9.75%
		Mortgage notes payable - Hotel				113,746,000
		Debt issuance costs				(659,000)
		Total mortgage notes payable - Hotel				$113,087,000

Florence	157	March	2015	April	2025	$3,222,000	3.87%
Las Colinas	358	November	2012	December	2022	16,974,000	3.73%
Morris County	151	July	2012	August	2022	8,737,000	3.51%
Morris County	151	June	2014	August	2022	2,512,000	4.51%
St. Louis	264	May	2013	May	2023	5,365,000	4.05%
Los Angeles	4	September	2012	September	2042	343,000	3.75%
Los Angeles	2	September	2012	September	2042	347,000	3.75%
Los Angeles	1	August	2012	September	2042	373,000	3.75%
Los Angeles	31	November	2010	December	2020	4,927,000	4.85%
Los Angeles	30	August	2007	September	2022	5,765,000	5.97%
Los Angeles	14	April	2011	March	2021	1,632,000	5.89%
Los Angeles	12	June	2016	June	2026	2,172,000	3.59%
Los Angeles	9	April	2011	May	2021	1,303,000	5.60%
Los Angeles	9	April	2011	March	2021	1,112,000	5.89%
Los Angeles	8	July	2013	July	2043	440,000	3.75%
Los Angeles	7	August	2012	September	2042	846,000	3.75%
Los Angeles	4	August	2012	September	2042	579,000	3.75%
Los Angeles	1	September	2012	September	2042	399,000	3.75%
Los Angeles	1	September	2018	October	2048	990,000	4.75%
Los Angeles	Office	April	2016	January	2021	806,000	4.91%
		Mortgage notes payable - real estate				58,844,000
		Debt issuance costs				(273,000)
		Total mortgage notes payable - real estate				$58,571,000

	As of June 30, 2018

	Number	Note		Note
Property	of Units	Origination Date		Maturity Date		Mortgage Balance	Interest Rate

SF Hotel	544 rooms	December	2013	January	2024	$95,018,000	5.28%
SF Hotel	544 rooms	December	2013	January	2024	20,000,000	9.75%
		Mortgage notes payable - Hotel				115,018,000
		Debt issuance costs				(646,000)
		Total mortgage notes payable - Hotel				$114,372,000

Florence	157	March	2015	April	2025	$3,291,000	3.87%
Las Colinas	358	November	2012	December	2022	17,404,000	3.73%
Morris County	151	July	2012	August	2022	9,068,000	3.51%
Morris County	151	June	2014	August	2022	2,563,000	4.51%
St. Louis	264	May	2013	May	2023	5,491,000	4.05%
Los Angeles	4	September	2012	September	2042	352,000	3.75%
Los Angeles	2	September	2012	September	2042	356,000	3.75%
Los Angeles	1	August	2012	September	2042	383,000	3.75%
Los Angeles	31	November	2010	December	2020	5,048,000	4.85%
Los Angeles	30	August	2007	September	2022	5,907,000	5.97%
Los Angeles	27	November	2010	December	2020	2,843,000	4.85%
Los Angeles	14	April	2011	March	2021	1,665,000	5.89%
Los Angeles	12	June	2016	June	2026	2,218,000	3.59%
Los Angeles	9	April	2011	May	2021	1,331,000	5.60%
Los Angeles	9	April	2011	March	2021	1,135,000	5.89%
Los Angeles	8	July	2013	July	2043	451,000	3.75%
Los Angeles	7	August	2012	September	2042	868,000	3.75%
Los Angeles	4	August	2012	September	2042	594,000	3.75%
Los Angeles	1	September	2012	September	2042	409,000	3.75%
Los Angeles	1	August	2016	August	2018	1,000,000	5.75%
Los Angeles	Office	April	2016	January	2021	842,000	4.55%
		Mortgage notes payable - real estate				63,219,000
		Debt issuance costs				(346,000)
		Total mortgage notes payable - real estate				$62,873,000

Future minimum payments for all mortgage notes payable are as follows:

For the year ending June 30,
2020	$3,054,000
2021	12,483,000
2022	3,095,000
2023	37,812,000
2024	107,656,000
Thereafter	8,489,000
$172,589,000

NOTE 12 – MANAGEMENT AGREEMENTS

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The $2,000,000 is included in restricted cash balances in the consolidated balance sheets as of June 30, 2019 and 2018. As of June 30, 2019 and 2018, unamortized portion of the key money was $1,896,000 and $2,000,000, respectively, and are included in related party and other notes payable in the consolidated balance sheets. During the years ended June 30, 2019 and 2018, Interstate management fees were $1,206,000 and $957,000, respectively, and are included in Hotel operating expenses in the consolidated statements of operations.

NOTE 13 – CONCENTRATION OF CREDIT RISK

As of June 30, 2019 and 2018, all accounts receivables are related to Hotel customers. The Hotel had one account that accounted for 32%, or $272,000 of accounts receivable at June 30, 2019, and two customers that accounted for 32%, or $572,000 of accounts receivable at June 30, 2018.

The Partnership maintains its cash and cash equivalents and restricted cash with various financial institutions that are monitored regularly for credit quality. At times, such cash and cash equivalents holdings may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) or other federally insured limits.

NOTE 14 – INCOME TAXES

The provision for the Company’s income tax expense is comprised of the following:

For the years ended June 30,	2019	2018

Federal
Current tax (expense) benefit	$(1,387,000)	$1,455,000
Deferred tax benefit (expense)	2,563,000	(3,567,000)
	1,176,000	(2,112,000)

State
Current tax expense	(25,000)	(227,000)
Deferred tax expense	(850,000)	(717,000)
	(875,000)	(944,000)

Income Tax Benefit (expense)	$301,000	$(3,056,000)

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:

For the years ended June 30,	2019	2018

Statutory federal tax rate	$(457,000)	$(2,218,000)
State income taxes, net of federal tax benefit	(972,000)	(623,000)
Dividend received deduction	16,000	24,000
Valuation allowance	2,158,000	(330,000)
Basis difference in investments	815,000	-
Carryback tax payable	(1,140,000)	-
Other	(119,000)	91,000
	$301,000	$(3,056,000)

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

The components of the deferred tax asset and liabilities are as follows:

	June 30, 2019	June 30, 2018
Deferred tax assets:
Net operating loss carryforwards	$6,810,000	$7,413,000
Capital loss carryforwards	1,283,000	1,132,000
Investment impairment reserve	1,295,000	1,276,000
Accruals and reserves	1,095,000	766,000
Interest expense	162,000	-
Tax credits	619,000	733,000
Unrealized loss on marketable securities	547,000	-
Other	231,000	190,000
Valuation allowance	(524,000)	(2,610,000)
	11,518,000	8,900,000
Deferred tax liabilities:
Equity earnings	(3,188,000)	(2,564,000)
Deferred gains on real estate sale and depreciation	(6,844,000)	(5,638,000)
Unrealized gains on marketable securities	-	(765,000)
State taxes	(18,000)	(178,000)
	(10,050,000)	(9,145,000)
Net deferred tax asset (liability)	$1,468,000	$(245,000)

Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2019, because of tax planning to generate taxable income in the future, management has determined that there is sufficient positive evidence to conclude that a significant portion of its deferred tax assets are realizable. As a result, the valuation allowance decreased by $2,086,000 and $778,000, respectively, during the fiscal years ended June 30, 2019 and 2018.

As of June 30, 2019, the Company had estimated net operating losses (NOLs) of $25,447,000 and $16,583,000 for federal and state purposes, respectively. Below is the break-down of the NOLs for Intergroup, Santa Fe and Portsmouth. The carryforward expires in varying amounts through the year 2037.

	Federal	State
InterGroup	$-	$-
Santa Fe	9,735,000	3,913,000
Portsmouth	15,712,000	12,670,000
	$25,447,000	$16,583,000

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

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. As of June 30, 2019, it has been determined there are no uncertain tax positions likely to impact the Company.

The Partnership files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examination by federal, state and local jurisdictions, were applicable.

As of June 30, 2019, tax years beginning in fiscal 2013 remain open to examination by the major tax jurisdictions and are subject to the statute of limitations.

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

Information below represents reported segments for the years ended June 30, 2019 and 2018. Segment income from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Loss from investments consists of net investment loss, dividend and interest income and investment related expenses.

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2019	Operations	Operations	Transactions	Other	Total
Revenues	$59,881,000	$14,872,000	$-	$-	$74,753,000
Segment operating expenses	(44,466,000)	(7,810,000)	-	(2,346,000)	(54,622,000)
Segment income (loss) from operations	15,415,000	7,062,000	-	(2,346,000)	20,131,000
Interest expense - mortgage	(7,234,000)	(2,554,000)	-	-	(9,788,000)
Loss on disposal of assets	(398,000)	-	-	-	(398,000)
Depreciation and amortization expense	(2,506,000)	(2,429,000)	-	-	(4,935,000)
Loss from investments	-	-	(2,497,000)	-	(2,497,000)
Income tax benefit	-	-	-	301,000	301,000
Net income (loss)	$5,277,000	$2,079,000	$(2,497,000)	$(2,045,000)	$2,814,000
Total assets	$62,148,000	$51,773,000	$10,308,000	$6,650,000	$130,879,000

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2018	Operations	Operations	Transactions	Other	Total
Revenues	$57,099,000	$14,480,000	$-	$-	$71,579,000
Segment operating expenses	(40,103,000)	(7,579,000)	-	(3,053,000)	(50,735,000)
Segment income (loss) from operations	16,996,000	6,901,000	-	(3,053,000)	20,844,000
Interest expense - mortgage	(7,237,000)	(2,530,000)	-	-	(9,767,000)
Recovery of legal settlement costs	5,775,000				5,775,000
Depreciation and amortization expense	(2,707,000)	(2,347,000)	-	-	(5,054,000)
Loss from investments	-	-	(2,929,000)	-	(2,929,000)
Income tax expense	-	-	-	(3,056,000)	(3,056,000)
Net income (loss)	$12,827,000	$2,024,000	$(2,929,000)	$(6,109,000)	$5,813,000
Total assets	$58,019,000	$53,369,000	$14,654,000	$5,638,000	$131,680,000

NOTE 16 – STOCK-BASED COMPENSATION PLANS

The Company follows the Statement of Financial Accounting Standards 123 (Revised), "Share-Based Payments" ("SFAS No. 123R"), which was primarily codified into ASC Topic 718 “Compensation – Stock Compensation”, which addresses accounting for equity-based compensation arrangements, including employee stock options and restricted stock units.

The Company currently has one equity compensation plan, which is the Intergroup 2010 Omnibus Employee Incentive Plan. The InterGroup Corporation 2008 Restricted Stock Unit Plan (the “2008 RSU Plan”) terminated on its expiration date of December 8th, 2018 as prescribed in the plan document. Both plans have been approved by the Company’s stockholders and are described below. Any outstanding options issued under the Key Employee Plan or the Non-Employee Director Plan remain effective in accordance with their terms.

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

As of June 30, 2019, there were no RSUs outstanding.

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

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30, which is 100% of the fair market value of the Company’s Common Stock as determined by reference to the closing price of the Company’s Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options expire ten years from the date of grant, unless terminated earlier in accordance with the terms of the 2010 Incentive Plan. The options shall be subject to both time and market based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2019, all the market vesting requirements have been met.

In February 2012, the Compensation Committee awarded 90,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 90,000 shares of common stock. The per share exercise price of the options is $19.77 which is the fair value of the Company’s Common Stock as reported on NASDAQ on February 28, 2012. The options expire ten years from the date of grant. The options are subject to both time and market based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2019, all of these options have met the market vesting requirements.

On December 26, 2013, the Compensation Committee authorized, subject to shareholder approval, a grant of non-qualified and incentive stock options for an aggregate of 160,000 shares (the “Option Grant”) to the Company’s President and Chief Executive Officer, John V. Winfield. The stock option grant was approved by shareholders on February 19, 2014. The grant of stock options was made pursuant to, and consistent with, the 2010 Incentive Plan, as proposed to be amended. The non-qualified stock options are for 133,195 shares and have a term of ten years, expiring on December 26, 2023, with an exercise price of $18.65 per share. The incentive stock options are for 26,805 shares and have a term of five years, expiring on December 26, 2018, with an exercise price of $20.52 per share. In accordance with the terms of the 2010 Incentive Plan, the exercise prices were based on 100% and 110%, respectively, of the fair market value of the Company’s common stock as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on the date of grant. The stock options are subject to time vesting requirements, with 20% of the options vesting annually commencing on the first anniversary of the grant date. In December 2018, Mr. Winfield exercised the 26,805 vested incentive stock options by surrendering 17,439 shares of the Company’s common stock at fair value as payment of the exercise price, resulting in a net issuance to him of 9,366 shares. No additional compensation expense was recorded related to the issuance.

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

During the years ended June 30, 2019 and 2018, the Company recorded stock option compensation expense of $76,000 and $184,000, respectively, related to stock options previously issued. As of June 30, 2019, there was an estimated total of $44,000 unamortized compensation related to stock options which is expected to be recognized over the weighted-average of 2.67 years.

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

The following table summarizes the stock options activity from July 1, 2017 through June 30, 2019:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at	July 1, 2017	368,000	$17.21	5.17 years	$3,046,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Outstanding at	June 30, 2018	368,000	$17.21	4.17 years	$3,505,000
Exercisable at	June 30, 2018	318,000	$16.47	3.79 years	$3,257,000
Vested and Expected to vest at	June 30, 2018	368,000	$17.21	4.17 years	$3,505,000

Outstanding at	July 1, 2018	368,000	$17.21	4.17 years	$3,505,000
Granted		-	-
Exercised		(26,805)	20.52
Forfeited		-	-
Exchanged		-	-
Outstanding at	June 30, 2019	341,195	$16.95	3.07 years	$4,680,000
Exercisable at	June 30, 2019	330,395	$16.62	2.92 years	$4,643,000
Vested and Expected to vest at	June 30, 2019	341,195	$16.95	3.07 years	$4,680,000

NOTE 17 – RELATED PARTY TRANSACTIONS

In connection with the redemption of limited partnership interests of Justice, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. As of June 30, 2018, $200,000 of these fees remained payable and are paid off as of June 30, 2019.

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

Since the opening of the Hotel in January 2006, the Partnership has incurred monthly royalties, program fees and information technology recapture charges equal to a percentage of the Hotel’s gross room revenue. Fees for such services during fiscal year 2019 and 2018 totaled approximately $4.1 million and $3.8 million, respectively.

Hotel Employees

Effective February 3, 2017, the Partnership had no employees. On February 3, 2017, Interstate assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel.  As of June 30, 2019, approximately 85% of those employees were represented by one of four labor unions, and their terms of employment were determined under a collective bargaining agreement (“CBA”) to which the Partnership was a party. During the fiscal year ended June 30, 2019, the Partnership renewed the CBA for Local 39 (Stationary Engineers), and Local 665 (Parking Employees). CBA for Local 2 (Hotel and Restaurant Employees) expired on August 13, 2018 and was renewed in August 2019. CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2022.

Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Partnership and Interstate. The Partnership expects and anticipates that the terms of conditions of CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of each CBA, and incorporates these principles into its operating and budgetary practices.

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

NOTE 19 – SUBSEQUENT EVENTS

On July 31, 2019, Mezzanine refinanced the Mezzanine Loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

In July 2019, the Company obtained a modification from CIBC Bank USA (“CIBC”) which increased its $5,000,000 revolving line of credit (“RLOC”) by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020.

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

Management, including our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, management concluded that there was a material weakness in our internal control over financial reporting as of June 30, 2018 while it has been remediated as of June 30, 2019. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness was related to the Company’s preparation of its tax provision.

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

As of June 30, 2018, these controls were not operating effectively as noted by a computational error in estimating the transition impact of the Tax Act on our deferred tax balances. As of June 30, 2019, management concludes that the material weakness has been remediated by its active engagement in the provision preparation process and will continue to enhance its controls over the preparation of its tax provision.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As stated in our report on internal control over financial reporting, the material weakness related to tax provision preparation has been remediated in fiscal year 2019.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2019:

Name	Position with the Company	Age	Term to Expire

Class A Directors:

John V. Winfield (1)(4)(6)(7)	Chairman of the Board; President	72	Fiscal 2019 Annual Meeting
	and Chief Executive Officer

Jerold R. Babin (2)(3)	Director	85	Fiscal 2019 Annual Meeting

Class B Directors:

Yvonne L. Murphy (1)(5)(7)	Director	62	Fiscal 2020 Annual Meeting

William J. Nance (1)(2)(3)(4)(6)	Director	75	Fiscal 2020 Annual Meeting

Class C Director:

John C. Love (2)(3)(4)(5)(6)(7)	Director	79	Fiscal 2021 Annual Meeting

Executive Officers:

David C. Gonzalez	Vice President Real Estate	52	N/A

Danfeng Xu	Treasurer, Controller (Principal Financial Officer), and Secretary	32	N/A

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

Jerold R. Babin — Mr. Babin was first appointed as a Director of the Portsmouth, a subsidiary of the Company, in February 1996. Mr. Babin was elected to the Board of InterGroup in February 2014. Mr. Babin is a retail securities broker. From 1974 to 1989, he worked at Drexel Burnham and from 1989 to June 30, 2010, he worked for Prudential Securities (later Wachovia Securities and now Wells Fargo Advisors) where he held the title of First Vice-President. Mr. Babin retired from his position at Wells Fargo advisors in June 2010. For the past 20 years, until present, Mr. Babin has also served as an arbitrator for FINRA (formerly NASD). Mr. Babin’s extensive experience in the securities and financial markets as well has his experience in the securities and public company regulatory industry led to the Board’s conclusion that he should serve as a director of the Company.

Yvonne L. Murphy — Mrs. Murphy was elected to the Board of InterGroup in February 2014 and to the Board of Portsmouth, a subsidiary of the Company, in February 2019. She was a member of Governor Kenny C. Guinn’s executive staff in Nevada, and was employed for years by the prestigious Jones Vargas law firm in Reno, Nevada.  She served in nine legislative sessions during the most challenging years in Nevada’s history.  Prior to starting her own lobbying firm, Ms. Murphy worked for RR Partners in its corporate office in Las Vegas, Nevada and in the Government Affairs Division in Reno. She has a Doctorate and a Master’s in Business Administration from the California Pacific University. Mrs. Murphy’s impressive experience in corporate management, legal research and legislative lobbying led to the Board’s conclusion that she should serve as a director of the Company.

William J. Nance — Mr. Nance is a Certified Public Accountant and private consultant to the real estate and banking industries. He is also President of Century Plaza Printers Inc. Mr. Nance was first elected to the Board in 1984. He served as the Company’s Chief Financial Officer from 1987 to 1990 and as Treasurer from 1987 to June 2002. Mr. Nance is also a Director of Santa Fe and Portsmouth. Mr. Nance also serves as a director of Comstock Mining, Inc. Mr. Nance’s extensive experience as a CPA and in numerous phases of the real estate industry, his business and management experience gained in running his own businesses, his service as a director and audit committee member for other public companies and his knowledge and understanding of finance and financial reporting, led to the Board’s conclusion that he should serve as a director of the Company.

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

David C. Gonzalez — Mr. Gonzalez was appointed Vice President Real Estate of the Company on January 31, 2001. Over the past 30 years, Mr. Gonzalez has served in numerous capacities with the Company, including Controller and Director of Real Estate.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2019 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, including its Board of Directors. A copy of the Code of Ethics is posted on the Company’s website at www.intgla.com. The Company will provide to any person without charge, upon request, a copy of its Code of Ethics by sending such request to: The InterGroup Corporation, Attn: Treasurer, 12121 Wilshire Blvd., Suite 610, Los Angeles, CA, 90025. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K and will post such information on its website.

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

Item 11. Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiaries for each of the Company’s last two completed fiscal years ended June 30, 2019 and 2018. There was no non-equity incentive plan compensation or nonqualified deferred compensation earnings. There are currently no employment contracts with the executive officers.

SUMMARY COMPENSATION TABLE

					Other
Name and Position	Fiscal Year	Salary		Bonus	Compensation		Total

John V. Winfield	2019	$844,000	(1)	$-	$64,000	(2)	$908,000
Chairman, President and	2018	$844,000	(1)	$-	$63,000	(2)	$907,000
Chief Executive Officer

David C. Gonzalez	2019	$324,000		$270,000	$-		$594,000
Vice President Real Estate	2018	$324,000		$200,000	$-		$524,000

David T. Nguyen	2019	$-		$-	$-		$-
Treasurer and Controller	2018	$70,000	(3)	$-	$180,000	(4)	$250,000
(Principal Financial Officer, resigned October 2017)

Danfeng Xu	2019	$144,000		$8,000	$-		$152,000	(3)
Treasurer and Controller	2018	$130,000		$6,000	$-		$136,000	(3)
(Principal Financial Officer, effective October 2017)

(1) Mr. Winfield also serves as President and Chairman of the Board of the Company’s subsidiary, Santa Fe, and Santa Fe’s subsidiary, Portsmouth. Mr. Winfield received a salary from Santa Fe and Portsmouth in the aggregate amount of $440,000 from those entities for the fiscal years 2019 and 2018, respectively. The amounts include director’s fees totaling $12,000 for each year.

(2) Compensation for a portion of the salary of an assistant to Mr. Winfield.

(3) Compensation is allocated approximately 50% to the Company and 50% to Santa Fe and Portsmouth.

(4) Includes severance received from the Company’s subsidiary, Santa Fe, in the amount of $90,000. Mr. Nguyen resigned as Treasurer and Controller of the Company, InterGroup and Portsmouth effective October 16, 2017 and received $180,000 in total severance pay.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2019

The following table sets forth information concerning option awards and stock awards for each named executive officer that were outstanding as of the end of the Company’s last completed fiscal year ended June 30, 2019. There were no other equity incentive plan awards that were outstanding.

	Option Awards
	Number of		Number of
	securities		securities
	underlying		underlying
	unexercised		unexercised		Option	Option
	options (#)		options (#)		exercise	expiration
Name	exercisable		unexercisable		price $	date

John V. Winfield	100,000	(1)	-		$10.30	3/16/20
John V. Winfield	90,000	(2)	-		$19.77	2/28/22
John V. Winfield	133,195	(3)	-		$18.65	12/26/23
David C. Gonzalez	7,200		10,800	(4)	$27.30	3/2/27

(1) Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance-based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one-year anniversary of the date of grant, March 16, 2010. Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2019, the performance vesting requirements of the options were satisfied.

(2) Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance-based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one-year anniversary of the date of grant, February 28, 2012. Pursuant to the performance vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2019, all of these options have met the market vesting requirements.

(3) On December 26, 2013, the Compensation Committee authorized, subject to shareholder approval, a grant of non-qualified and incentive stock options for an aggregate of 160,000 shares (the “Option Grant”) to the Company’s President and Chief Executive Officer, John V. Winfield. The stock option grant was approved by shareholders on February 19, 2014. The grant of stock options was made pursuant to, and consistent with, the 2010 Incentive Plan, as proposed to be amended. The non-qualified stock options are for 133,195 shares and have a term of ten years, expiring on December 26, 2023, with an exercise price of $18.65 per share. The incentive stock options are for 26,805 shares and have a term of five years, expiring on December 26, 2018, with an exercise price of $20.52 per share. In accordance with the terms of the 2010 Incentive Plan, the exercise prices were based on 100% and 110%, respectively, of the fair market value of the Company’s common stock as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on the date of grant. The stock options are subject to time vesting requirements, with 20% of the options vesting annually commencing on the first anniversary of the grant date. In December 2018, Mr. Winfield exercised the 26,805 vested incentive stock options by surrendering 17,439 shares of the Company’s common stock at fair value as payment of the exercise price, resulting in a net issuance to him of 9,366 shares. No additional compensation expense was recorded related to the issuance.

(4) Mr. Gonzalez’s stock options vest over a period of five years, with 3,600 options vesting upon each one-year anniversary of the date of grant, March 2, 2017.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance-based compensation. Since InterGroup, Santa Fe and Portsmouth are all public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over a several years. For fiscal years 2019 and 2018, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

EQUITY COMPENSATION PLANS

The Company currently has one equity compensation plan, which has been approved by the Company’s stockholders. However, any outstanding stock options issued under the Company’s prior equity compensation plans remain effective in accordance with their terms.

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

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30, which is 100% of the fair market value of the Company’s Common Stock as determined by reference to the closing price of the Company’s Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Incentive Plan. The options shall be subject to both time and market based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2019, all the market vesting requirements have been met.

On February 28, 2012, the Compensation Committee authorized the grant of 90,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 90,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $19.77, which equals 100% of the fair market value of the Company’s common stock as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on February 28, 2012 the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Plan. The options shall be subject to both time and market based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2019, all of these options have met the market vesting requirements.

On December 26, 2013, the Compensation Committee authorized, subject to shareholder approval, a grant of non-qualified and incentive stock options for an aggregate of 160,000 shares (the “Option Grant”) to the Company’s President and Chief Executive Officer, John V. Winfield. The stock option grant was approved by shareholders on February 19, 2014. The grant of stock options was made pursuant to, and consistent with, the 2010 Incentive Plan, as proposed to be amended. The non-qualified stock options are for 133,195 shares and have a term of ten years, expiring on December 26, 2023, with an exercise price of $18.65 per share. The incentive stock options are for 26,805 shares and have a term of five years, expiring on December 26, 2018, with an exercise price of $20.52 per share. In accordance with the terms of the 2010 Incentive Plan, the exercise prices were based on 100% and 110%, respectively, of the fair market value of the Company’s common stock as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on the date of grant. The stock options are subject to time vesting requirements, with 20% of the options vesting annually commencing on the first anniversary of the grant date. In December 2018, Mr. Winfield exercised the 26,805 vested incentive stock options by surrendering 17,439 shares of the Company’s common stock at fair value as payment of the exercise price, resulting in a net issuance to him of 9,366 shares. No additional compensation expense was recorded related to the issuance.

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

The following table sets forth the compensation paid to directors during the fiscal year ended June 30, 2019:

DIRECTOR COMPENSATION

	Fees Earned or			All Other
Name	Paid in Cash*		Stock Awards	Compensation	Total

John C. Love	$54,000	(1)	-	-	$54,000

William J. Nance	$56,000	(2)	-	-	$56,000

Jerold R. Babin	$44,000	(3)	-	-	$44,000

Yvonne L. Murphy	$36,000	(4)	-	-	$36,000

John V. Winfield (5)	-		-	-

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

(4) Mrs. Murphy also serves as a director of the Company’s subsidiary, Portsmouth. Amounts shown include $1,500 in regular board fees paid by Portsmouth.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as of August 30, 2019, certain information with respect to the beneficial ownership of Common Stock of the Company owned by those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	1,721,468	(3)	65.2%
12121 Wilshire Boulevard, Suite 350
Los Angeles, CA 90025

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 2,309,962 shares of Common Stock outstanding at August 30, 2019, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 323,195 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

Security Ownership of Management.

The following table sets forth, as of August 30, 2019, certain information with respect to the beneficial ownership of Common Stock of the Company owned by (i) each Director and each of the named Executive Officers, and (ii) all Directors and Executive Officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	1,721,468	(3)	65.2%

William J. Nance	47,946		1.8%

John C. Love	19,161		0.7%

David C. Gonzalez	33,969	(4)	1.3%

Jerold R. Babin	2,282		*
	.
Yvonne L. Murphy	2,282		*

All Directors and Executive Officers as a Group (6 persons)	1,827,108		69.2%

* Ownership does not exceed 1%.

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 2,309,962 shares of Common Stock outstanding at August 30, 2019, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 323,195 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

(4) Includes 7,200 shares that Mr. Gonzalez has a right to acquire pursuant to vested stock options.

Changes in Control.

There are no arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2019 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	341,195	$16.95	None

Equity compensation plans not approved by security holders	None	N/A	None

Total	341,195	$16.95	None

(a) There were 341,195 stock options outstanding as of June 30, 2019.

(b) Reflects the weighted average exercise price of all outstanding options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 30, 1998, the Company’s Chairman and President entered into a voting trust agreement with the Company giving the Company the power to vote his 4.0% interest in the outstanding shares of the Santa Fe common stock.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of June 30, 2018, $200,000 of these fees remained payable and are paid off as of June 30, 2019.

Two general partners provided services to the Partnership through December 17, 2013. On December 18, 2013, the Partnership redeemed Evon’s partnership interest and Portsmouth Square became the sole general partner. The Partnership’s obligation to pay Evon, Justice’s former general partner, terminated as of December 18, 2013. Under the terms of the Justice Partnership Agreement, its current general partner, Portsmouth, receives annual compensation of one percent of Hotel Revenue. During each of the years ended June 30, 2019 and 2018, total compensation paid to Portsmouth under the new and previous agreements was $598,000 and $570,000, respectively. Amounts paid to Portsmouth are eliminated in consolidation.

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

Item 14. Principal Accounting Fees and Services

On November 16, 2017, the Audit Committee appointed Moss Adams LLP (“Moss Adams”) as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2018. Prior to the appointment of Moss Adams, Hein & Associates LLP (“Hein”) provided services in connection with the review of the Company’s quarterly financial statements for the three months ended September 30, 2017.

The aggregate fees billed for each of the last two fiscal years ended June 30, 2019 and 2018 for professional services rendered by the Company’s independent registered public accounting firms are set forth in the tables below. These fees were billed for audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q reports, and services provided in connection with statutory and regulatory filings and engagements for those fiscal years.

	Fiscal Year
	2019	2018

Audit fees - Moss Adams	$255,000	$240,000
Audit fees - Hein	-	32,000
Tax fees - Moss Adams	82,000	43,000

TOTAL:	$337,000	$315,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 25 through 50:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2019 and 2018

Consolidated Statements of Operations for Years Ended June 30, 2019 and 2018

Consolidated Statements of Shareholders’ Deficit for Years Ended June 30, 2019 and 2018

Consolidated Statements of Cash Flows for Years Ended June 30, 2019 and 2018

Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X have been omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Articles of Incorporation:

3.1	Certificate of Incorporation, dated September 11, 1985, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4, filed on September 6, 1985 (Registration No. 33-00126) and Amendment 1 to that Registration Statement filed on October 23, 1985.

3.2	Restated Certificate of Incorporation, dated March 9, 1998, incorporated by reference to Exhibit 3 of the Company’s Amended Quarterly Report on Form 10-QSB/A for the period ended March 31, 1998, as filed on May 19, 1998.

3.3	Certificate of Amendment to Certificate of Incorporation, dated October 2, 1998, incorporated by reference to Exhibit 3 of the Company’s Quarterly report on Form 10-QSB for the period ended September 30, 1998, as filed on November 13, 1998.

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on August 6, 2007, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 as filed on September 28, 2007.

3.(ii)	Amended and Restated By-Laws of The InterGroup Corporation, effective as of December 10, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on December 12, 2007.

4.	Instruments defining the rights of security holders including indentures*

9.	Voting Trust Agreement: Voting Trust Agreement dated June 30, 1998 between John V. Winfield and The InterGroup Corporation is incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on September 28, 1998.

10.	Material Contracts:

10.1	1998 Stock Option Plan for Non-Employee Directors approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.2	1998 Stock Option Plan for Selected Key Officers, Employees and Consultants approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.3	The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on January 26, 2007).

10.4	Amended and Restated Agreement of Limited Partnership of Justice Investors, effective November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q Report for the quarterly period ended December 31, 2010, filed with the Commission on February 11, 2011).

10.5	General Partner Compensation Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to Company’s Form 10-Q Report for the quarterly period ended December 31, 2008, filed with the Commission on February 13, 2009).

10.6	The InterGroup Corporation 2008 Restricted Stock Unit Plan, adopted by the Board of Directors on December 3, 2008, and ratified by the shareholders on February 18, 2009 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Commission on January 21, 2009).

10.7	Restricted Stock Unit Agreement, dated February 18, 2009, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Commission on October 13, 2009).

10.8	The InterGroup Corporation 2010 Omnibus Employee Incentive Plan, approved by the shareholders and adopted by the Board of Directors on February 24, 2010 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Commission on January 27, 2010).

10.9	Employee Stock Option Agreement, dated March 16, 2010, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.9 of the Company’s report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Commission on September 27, 2010).

10.10	Franchise License Agreement, dated December 10, 2004, between Justice Investors and Hilton Hotels (incorporated by reference to Exhibit 10.10 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.11	Management Agreement, dated February 2, 2012, between Justice Investors and Prism Hospitality, L.P. (incorporated by reference to Exhibit 10.11 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.12	Management Agreement, dated August 1, 2005, between Century West Properties, Inc. and The InterGroup Corporation (incorporated by reference to Exhibit 10.12 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.13	Employee Stock Option Agreement, dated February 28, 2012, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the Commission on September 20, 2012).

10.14	Property Management Agreement, effective June 17, 2013, between R & K Interests, Inc., a California Corporation, doing business as Investors’ Property Services and The InterGroup Corporation (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K as filed with the Commission on June 20, 2013).

10.15	Asset Management Agreement, effective July 1, 2013, between The InterGroup Corporation and Delta Alliance Capital Management, LLC, a California limited liability company (incorporated by reference to Exhibit 10.2 or the Company’s current report on Form 8-K as filed with the Commission on June 20, 2013).

10.16	Management Agreement, dated February 1, 2017, between Justice Operating Company, LLC and Interstate Management Company, LLC. (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K Report for the fiscal year ended June 30, 2017, as filed with the Commission on October 13, 2017). *

14.	Code of Ethics (filed herewith).

21.	Subsidiaries (filed herewith).

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (filed herewith).

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a) (filed herewith).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

THE INTERGROUP CORPORATION
(Registrant)

Date:	August 30, 2019	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	August 30, 2019	by	/s/ Danfeng Xu
Danfeng Xu, Treasurer
and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Operating Officer and Chairman	August 30, 2019
John V. Winfield	of the Board (Principal Executive Officer)

/s/ Danfeng Xu	Treasurer and Controller (Principal Financial Officer)	August 30, 2019
Danfeng Xu

/s/ Jerold R. Babin	Director	August 30, 2019
Jerold R. Babin

/s/ John C. Love	Director	August 30, 2019
John C. Love

/s/ Yvonne L. Murphy	Director	August 30, 2019
Yvonne L. Murphy
/s/ William J. Nance	Director	August 30, 2019
William J. Nance

