Form 10-Q
period 2019-09-30
INTERGROUP CORP
filed 2019-10-25
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_________

Commission File Number 1-10324

THE INTERGROUP CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	13-3293645
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

[  ] Yes [X] No

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	INTG	NASDAQ CAPITAL MARKET

The number of shares outstanding of registrant’s Common Stock, as of October 24, 2019 was 2,304,753.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of	September 30, 2019	June 30, 2019
ASSETS
Investment in Hotel, net	$39,866,000	$39,836,000
Investment in real estate, net	51,421,000	51,773,000
Investment in marketable securities	8,537,000	9,696,000
Other investments, net	564,000	612,000
Cash and cash equivalents	12,194,000	11,837,000
Restricted cash	13,230,000	13,295,000
Other assets, net	2,581,000	2,362,000
Deferred tax asset	1,468,000	1,468,000
Total assets	$129,861,000	$130,879,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Justice	$10,758,000	$11,298,000
Accounts payable and other liabilities	4,695,000	3,766,000
Due to securities broker	1,400,000	1,629,000
Obligations for securities sold	1,000,000	1,225,000
Related party and other notes payable	5,106,000	5,261,000
Finance leases	1,385,000	1,486,000
Line of credit payable	2,985,000	2,985,000
Mortgage notes payable - Hotel, net	112,349,000	113,087,000
Mortgage notes payable - real estate, net	58,189,000	58,571,000
Total liabilities	197,867,000	199,308,000

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,404,982 and 3,404,982 issued; 2,304,753 and 2,309,962 outstanding, respectively	33,000	33,000
Additional paid-in capital	10,203,000	10,342,000
Accumulated deficit	(39,424,000)	(39,760,000)
Treasury stock, at cost, 1,100,229 and 1,095,020 shares, respectively	(14,503,000)	(14,347,000)
Total InterGroup shareholders’ deficit	(43,691,000)	(43,732,000)
Noncontrolling interest	(24,315,000)	(24,697,000)
Total shareholders’ deficit	(68,006,000)	(68,429,000)

Total liabilities and shareholders’ equity	$129,861,000	$130,879,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended September 30,	2019	2018
Revenues:
Hotel	$15,429,000	$15,810,000
Real estate	3,717,000	3,679,000
Total revenues	19,146,000	19,489,000
Costs and operating expenses:
Hotel operating expenses	(11,348,000)	(10,810,000)
Real estate operating expenses	(1,950,000)	(2,012,000)
Depreciation and amortization expenses	(1,213,000)	(1,243,000)
General and administrative expenses	(760,000)	(643,000)

Total costs and operating expenses	(15,271,000)	(14,708,000)

Income from operations	3,875,000	4,781,000

Other income (expense):
Interest expense - mortgages	(2,397,000)	(2,565,000)
Net (loss) gain on marketable securities	(145,000)	209,000
Net loss on marketable securities - Comstock	(304,000)	(380,000)
Dividend and interest income	130,000	97,000
Trading and margin interest expense	(293,000)	(304,000)
Total other expense, net	(3,009,000)	(2,943,000)

Income before income taxes	866,000	1,838,000
Income tax expense	(222,000)	(710,000)
Net income	644,000	1,128,000
Less: Net income attributable to the noncontrolling interest	(308,000)	(498,000)
Net income attributable to InterGroup Corporation	$336,000	$630,000

Net income per share
Basic	$0.28	$0.48
Diluted	$0.24	$0.43

Net income per share attributable to InterGroup Corporation
Basic	$0.15	$0.27
Diluted	$0.13	$0.24

Weighted average number of basic common shares outstanding	2,309,393	2,333,419
Weighted average number of diluted common shares outstanding	2,639,788	2,651,419

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury	InterGroup Shareholders’	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2019	3,404,982	$33,000	$10,342,000	$(39,760,000)	$(14,347,000)	$(43,732,000)	$(24,697,000)	$(68,429,000)

Stock options expense	-	-	8,000	-	-	8,000	-	8,000

Investment in Santa Fe	-	-	(147,000)	-	-	(147,000)	74,000	(73,000)

Purchase of treasury stock	-	-	-	-	(156,000)	(156,000)	-	(156,000)

Net Income	-	-	-	336,000	-	336,000	308,000	644,000

Balance at September 30, 2019	3,404,982	$33,000	$10,203,000	$(39,424,000)	$(14,503,000)	$(43,691,000)	$(24,315,000)	$(68,006,000)

	Common Stock		Additional Paid-in	Accumulated	Treasury	InterGroup Shareholders’	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2018	3,395,616	$33,000	$10,522,000	$(41,217,000)	$(13,268,000)	$(43,930,000)	$(26,037,000)	$(69,967,000)

Stock options expense	-	-	30,000	-	-	30,000	-	30,000

Purchase of treasury stock	-	-	-	-	(198,000)	(198,000)	-	(198,000)

Net Income	-	-	-	630,000	-	630,000	498,000	1,128,000

Balance at September 30, 2018	3,395,616	$33,000	$10,552,000	$(40,587,000)	$(13,466,000)	$(43,468,000)	$(25,539,000)	$(69,007,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the three months ended September 30,	2019	2018
Cash flows from operating activities:
Net income	$644,000	$1,128,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,224,000	1,230,000
Deferred taxes	-	710,000
Net unrealized loss on marketable securities	375,000	163,000
Stock compensation expense	8,000	30,000
Changes in operating assets and liabilities:
Investment in marketable securities	784,000	(327,000)
Other assets	(219,000)	445,000
Accounts payable and other liabilities - Justice	(540,000)	(547,000)
Accounts payable and other liabilities	929,000	395,000
Due to securities broker	(229,000)	1,040,000
Obligations for securities sold	(225,000)	(271,000)
Net cash provided by operating activities	2,751,000	3,996,000

Cash flows from investing activities:
Payments for hotel investments	(624,000)	(282,000)
Payments for real estate investments	(267,000)	(212,000)
Payments for investment in Santa Fe	(73,000)	-
Proceeds from other investments	48,000	80,000
Net cash used in investing activities	(916,000)	(414,000)

Cash flows from financing activities:
Net payments of mortgage and other notes payable	(1,387,000)	(518,000)
Purchase of treasury stock	(156,000)	(198,000)
Net cash used in financing activities	(1,543,000)	(716,000)

Net increase in cash, cash equivalents and restricted cash	292,000	2,866,000
Cash, cash equivalents and restricted cash at the beginning of the period	25,132,000	17,511,000
Cash, cash equivalents and restricted cash at the end of the period	$25,424,000	$20,377,000

Supplemental information:
Interest paid	$2,445,000	$2,633,000
Taxes paid	$-	$129,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by The InterGroup Corporation (“InterGroup” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of InterGroup and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. The September 30, 2019 Condensed Consolidated Balance Sheet was derived from the Consolidated Balance Sheet as included in the Company’s Form 10-K for the year ended June 30, 2019.

The results of operations for the three months ended September 30, 2019 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2020.

Basic and diluted income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company’s only potentially dilutive common shares are stock options.

As of September 30, 2019, the Company had the power to vote 86.3% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

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

Justice, through its subsidiaries Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”) owns and operates a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Mezzanine is a wholly-owned subsidiary of the Partnership; Operating is a wholly-owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (Hilton) through January 31, 2030.

Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel, along with its five-level parking garage, with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Interstate shall be one and seven-tenths percent (1.70%) of total Hotel revenue. On August 29, 2019, Interstate announced that it entered into a definitive agreement to merge with Aimbridge Hospitality. The transaction is subject to regulatory and customary closing conditions and is expected to be completed by the end of calendar year 2019.

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. As of September 30, 2019, all of the Company’s residential and commercial rental properties are managed in-house.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax expense during the three months ended September 30, 2019 and 2018 represent the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel. For the three months ended September 30, 2018, the income tax expense includes adjustments relating to the changes in the deferred tax assets as a result of tax law changes.

Financial Condition and Liquidity

The Company’s cash flows are primarily generated from the ownership and management of real estate.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $93,397,000 and $93,746,000 as of September 30, 2019 and June 30, 2019, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender.

Effective as of May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of September 30, 2019, InterGroup is in compliance with both requirements.

On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Intergroup Woodland Village, Inc. (“Woodland Village”) and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. Woodland Village holds a three-story apartment complex in Santa Monica, California and is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest were due in July 2019. In July 2019, the Company obtained a modification from CIBC which increased the RLOC by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC.

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

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company’s marketable securities are classified as trading with unrealized gains and losses recorded through the consolidated statements of operations.

Management believes that its cash, marketable securities, and the cash flows generated from its real estate assets, will be adequate to meet the Company’s current and future obligations. Additionally, management believes there is significant appreciated value in the Hotel property to support additional borrowings, if necessary.

The following table provides a summary as of September 30, 2019, the Company’s material financial obligations which also including interest payments.

		9 Months	Year	Year	Year	Year
	Total	2020	2021	2022	2023	2024	Thereafter
Mortgage and subordinated notes payable	$171,849,000	$2,315,000	$12,483,000	$3,095,000	$37,812,000	$107,655,000	$8,489,000
Other notes payable	9,476,000	764,000	3,991,000	1,022,000	744,000	567,000	2,388,000
Interest	35,825,000	6,748,000	8,601,000	8,148,000	7,013,000	3,401,000	1,914,000
Total	$217,150,000	$9,827,000	$25,075,000	$12,265,000	$45,569,000	$111,623,000	$12,791,000

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective July 1, 2019, we adopted ASU 2016-02 using the modified retrospective approach provided by ASU 2018-11. We elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification. We also elected the short-term lease practical expedient, which allowed us to not recognize leases with a term of less than twelve months on our consolidated balance sheets. In addition, we elected the lease and non-lease components practical expedient, which allowed us to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. We did not record any operating lease right-of-use (“ROU”) assets and operating lease liabilities upon adoption of the new standard as the aggregate value of the ROU assets and operating lease liabilities are immaterial relative to our total assets and liabilities as of June 30, 2019. The standard did not have an impact on our other finance leases, statements of operations or cash flows. See Note 3 and Note 10 for balances of finance lease ROU assets and liabilities, respectively.

On June 16, 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the timelier recognition of losses. ASU No. 2016-13 will be effective for us as of January 1, 2023. The Company is currently reviewing the effect of ASU No. 2016-13.

NOTE 2 – REVENUE

Our revenue from real estate is primarily rental income from residential and commercial property leases which is recorded when due from residents and is recognized monthly as earned. The following table present our Hotel revenue disaggregated by revenue streams.

For the three months ended September 30,	2019	2018
Hotel revenues:
Hotel rooms	$13,314,000	$13,522,000
Food and beverage	1,222,000	1,449,000
Garage	736,000	774,000
Other operating departments	157,000	65,000
Total hotel revenue	$15,429,000	$15,810,000

Performance obligations

We identified the following performance obligations, for which revenue is recognized as the respective performance obligations are satisfied, which results in recognizing the amount we expect to be entitled to for providing the goods or services:

●	Cancelable room reservations or ancillary services are typically satisfied as the good or service is transferred to the hotel guest, which is generally when the room stay occurs.

●	Noncancelable room reservations and banquet or conference reservations represent a series of distinct goods or services provided over time and satisfied as each distinct good or service is provided, which is reflected by the duration of the room reservation.

●	Other ancillary goods and services are purchased independently of the room reservation at standalone selling prices and are considered separate performance obligations, which are satisfied when the related good or service is provided to the hotel guest.

●	Components of package reservations for which each component could be sold separately to other hotel guests are considered separate performance obligations and are satisfied as set forth above.

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

Contract assets and liabilities

We do not have any material contract assets as of September 30, 2019 and June 30, 2019 other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our condensed consolidated balance sheets. Contract liabilities increased to $1,161,000 as of September 30, 2019 from $1,215,000 as of June 30, 2019. The increase for the three months ended September 30, 2019 was primarily driven by deposits received from upcoming groups, offset by $620,000 revenue recognized that was included in the advanced deposits balance as of June 30, 2019.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers and lease agreements do not extend beyond one year.

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2019	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	521,000	(61,000)	460,000
Furniture and equipment	31,209,000	(27,041,000)	4,168,000
Building and improvements	63,879,000	(31,379,000)	32,500,000
Investment in Hotel, net	$98,347,000	$(58,481,000)	$39,866,000

		Accumulated	Net Book
June 30, 2019	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	521,000	(35,000)	486,000
Furniture and equipment	30,585,000	(26,842,000)	3,743,000
Building and improvements	63,879,000	(31,010,000)	32,869,000
Investment in Hotel, net	$97,723,000	$(57,887,000)	$39,836,000

NOTE 4 – INVESTMENT IN REAL ESTATE, NET

The Company’s investment in real estate includes sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. Investment in real estate consisted of the following:

As of	September 30, 2019	June 30, 2019
Land	$23,566,000	$23,566,000
Buildings, improvements and equipment	68,636,000	68,369,000
Accumulated depreciation	(42,248,000)	(41,629,000)
	49,954,000	50,306,000
Land held for development	1,467,000	1,467,000
Investment in real estate, net	$51,421,000	$51,773,000

NOTE 5 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At September 30, 2019 and June 30, 2019, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of September 30, 2019
Corporate
Equities	$10,846,000	$1,786,000	$(4,095,000)	$(2,309,000)	$8,537,000

As of June 30, 2019
Corporate
Equities	$19,204,000	$1,753,000	$(11,261,000)	$(9,508,000)	$9,696,000

As of September 30, 2019 and June 30, 2019, approximately 5% and 7%, respectively, of the investment in marketable securities balance above is comprised of the common stock of Comstock Mining Inc (“Comstock”). As of September 30, 2019 and June 30, 2019, the Company had $3,829,000 and $11,088,000, respectively, of unrealized losses related to securities held for over one year; of which $3,616,000 and $10,900,000 are related to its investment in Comstock, respectively. The decrease in unrealized losses is a result of reclassing $7,586,000 of unrealized gain related to Comstock that was included in the cost basis as of June 30, 2019.

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net loss on marketable securities for the three months ended September 30, 2019 and 2018, respectively:

For the three months ended September 30,	2019	2018
Realized loss on marketable securities	$(74,000)	$(8,000)
Unrealized (loss) gain on marketable securities	(71,000)	217,000
Unrealized loss on marketable securities related to Comstock	(304,000)	(380,000)
Net loss on marketable securities	$(449,000)	$(171,000)

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

Other investments, net consist of the following:

Type	September 30, 2019	June 30, 2019
Private equity hedge fund, at cost	$376,000	$376,000
Other preferred stock, at cost	188,000	236,000
	$564,000	$612,000

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

The assets measured at fair value on a recurring basis are as follows:

	9/30/2019	6/30/2019
As of	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$3,061,000	$3,069,000
Energy	1,364,000	950,000
Consumer cyclical	1,320,000	1,448,000
Corporate bonds	1,214,000	1,420,000
Financial services	602,000	951,000
Basic material	543,000	829,000
Technology	224,000	651,000
Healthcare	114,000	185,000
Industrials	95,000	193,000
	$8,537,000	$9,696,000

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

			Net loss for the three months
Assets	Level 3	September 30, 2019	ended September 30, 2019

Other non-marketable investments	$564,000	$564,000	$-

			Net loss for the three months
Assets	Level 3	June 30, 2019	ended September 30, 2018

Other non-marketable investments	$612,000	$612,000	$-

For the three months ended September 30, 2019 and 2018, we received distribution from other non-marketable investments of $48,000 and $80,000, respectively.

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

As of	9/30/2019	6/30/2019

Cash and cash equivalents	$12,194,000	$11,837,000
Restricted cash	13,230,000	13,295,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$25,424,000	$25,132,000

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

Please refer to Note 16 – Stock Based Compensation Plans in the Company’s Form 10-K for the year ended June 30, 2019 for more detailed information on the Company’s stock-based compensation plans.

During the three months ended September 30, 2019 and 2018, the Company recorded stock option compensation cost of $8,000 and $30,000, respectively, related to stock options that were previously issued. As of September 30, 2019, there was a total of $36,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 2.42 years.

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

The following table summarizes the stock options activity from July 1, 2018 through September 30, 2019:

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at July 1, 2018	368,000	$17.21	4.17	$3,505,000
Granted	-	-
Exercised	(26,805)	20.52
Forfeited	-	-
Exchanged	-	-
Outstanding at June 30, 2019	341,195	$16.95	3.07 years	$4,680,000
Exercisable at June 30, 2019	330,395	$16.62	2.92 years	$4,643,000
Vested and Expected to vest at June 30, 2019	341,195	$16.95	3.07 years	$4,680,000

Oustanding at July 1, 2019	341,195	$16.95	3.07 years	$4,680,000
Granted	-	-
Exercised	-	-
Forfeited	-	-
Exchanged	-	-
Outstanding at September 30, 2019	341,195	$16.95	2.82 years	$4,369,000
Exercisable at September 30, 2019	330,395	$16.62	2.67 years	$4,342,000
Vested and Expected to vest at September 30, 2019	341,195	$16.95	2.82 years	$4,369,000

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

Information below represents reported segments for the three months ended September 30, 2019 and 2018. Operating income from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consists of rental income. Operating loss for investment transactions consist of net investment gains (losses), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax expense for the entire Company.

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2019	Operations	Operations	Transactions	Corporate	Total
Revenues	$15,429,000	$3,717,000	$-	$-	$19,146,000
Segment operating expenses	(11,348,000)	(1,950,000)	-	(760,000)	(14,058,000)
Segment income (loss) from operations	4,081,000	1,767,000	-	(760,000)	5,088,000
Interest expense	(1,792,000)	(605,000)	-	-	(2,397,000)
Depreciation and amortization expense	(593,000)	(620,000)	-	-	(1,213,000)
Loss from investments	-	-	(612,000)	-	(612,000)
Income tax expense	-	-	-	(222,000)	(222,000)
Net income (loss)	$1,696,000	$542,000	$(612,000)	$(982,000)	$644,000
Total assets	$62,071,000	$51,421,000	$9,101,000	$7,268,000	$129,861,000

For the three months	Hotel	Real Estate	Investment
ended September 30, 2018	Operations	Operations	Transactions	Corporate	Total
Revenues	$15,810,000	$3,679,000	$-	$-	$19,489,000
Segment operating expenses	(10,810,000)	(2,012,000)	-	(643,000)	(13,465,000)
Segment income (loss) from operations	5,000,000	1,667,000	-	(643,000)	6,024,000
Interest expense	(1,814,000)	(751,000)	-	-	(2,565,000)
Depreciation and amortization expense	(642,000)	(601,000)	-	-	(1,243,000)
Loss from investments	-	-	(378,000)	-	(378,000)
Income tax expense	-	-	-	(710,000)	(710,000)
Net income (loss)	$2,544,000	$315,000	$(378,000)	$(1,353,000)	$1,128,000

NOTE 11 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of September 30, 2019 and June 30, 2019, respectively.

As of	9/30/2019	6/30/2019

Note payable - Hilton	$3,246,000	$3,325,000
Note payable - Interstate	1,833,000	1,896,000
Other notes payable	27,000	40,000
Total related party and other notes payable	$5,106,000	$5,261,000

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. As of September 30, 2019 and June 30, 2019, balance of the key money plus accrued interest is $999,000 and $2,049,000, respectively, and is included in restricted cash in the condensed consolidated balance sheets. Unamortized portion of the key money is included in the related party notes payable in the condensed consolidated balance sheets.

As of September 30, 2019, the Company had finance lease obligations outstanding of $1,385,000. These finance leases expire in various years through 2023 at rates ranging from 5.77% to 6.25% per annum. Minimum future lease payments for assets under finance leases as of September 30, 2019 are as follows:

For the year ending June 30,
2020	$369,000
2021	492,000
2022	482,000
2023	183,000
Total minimum lease payments	1,526,000
Less interest on finance lease	(141,000)
Present value of future minimum lease payments	$1,385,000

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2020	$764,000
2021	3,991,000
2022	1,022,000
2023	744,000
2024	567,000
Thereafter	2,388,000
$9,476,000

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Intergroup Woodland Village, Inc. (“Woodland Village”) and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. Woodland Village holds a three-story apartment complex in Santa Monica, California and is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest were due in July 2019. In July 2019, the Company obtained a modification from CIBC which increased the RLOC by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC.

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

All of the Portsmouth directors serve as directors of InterGroup. Three of those directors also serve as directors of Santa Fe. The three Santa Fe directors also serve as directors of InterGroup.

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

NOTE 12 – ACCOUNTS PAYABLE AND OTHER LIABILITIES - JUSTICE

The following summarizes the balances of accounts payable and other liabilities – Justice as of September 30, 2019 and June 30, 2019.

As of	9/30/2019	6/30/2019

Trade payable	$1,581,000	$1,792,000
Advance deposits	1,161,000	1,215,000
Property tax payable	1,538,000	1,046,000
Payroll and related accruals	2,639,000	2,584,000
Interest payable	411,000	412,000
Withholding and other taxes payable	1,193,000	1,831,000
Security deposit	52,000	52,000
Other payables	2,183,000	2,366,000
Total accounts payable and other liabilities - Justice	$10,758,000	$11,298,000

NOTE 13 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of September 30, 2019 and June 30, 2019.

As of	9/30/2019	6/30/2019

Trade payable	$760,000	$521,000
Advance deposits	354,000	378,000
Property tax payable	1,038,000	595,000
Payroll and related accruals	50,000	47,000
Interest payable	219,000	221,000
Withholding and other taxes payable	1,329,000	1,108,000
Security deposit	751,000	736,000
Other payables	194,000	160,000
Total accounts payable and other liabilities	$4,695,000	$3,766,000

Item 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “will”, “would” and similar expressions, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, such as national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry, the impact of terrorism and war on the national and international economies, including tourism and securities markets, energy and fuel costs, natural disasters, general economic conditions and competition in the hotel industry in the San Francisco area, seasonality, labor relations and labor disruptions, actual and threatened pandemics such as swine flu, partnership distributions, the ability to obtain financing at favorable interest rates and terms, securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

As of September 30, 2019, the Company owned approximately 82.3% of the common shares of its subsidiary, Santa Fe and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 13.4% of the common shares of Portsmouth. The Company’s principal source of revenue continues to be derived from the general and limited partnership interests of its subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”) inclusive of hotel room revenue, food and beverage revenue, garage revenue, and revenue from other operating departments. The Company also generates income from its investments in real estate properties and from investment of its cash and securities assets. Justice owns the Hotel and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

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

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel and related facilities with an effective takeover date of February 3, 2017. The term of HMA is for an initial period of ten years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement.

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

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

The Company had net income of $644,000 for the three months ended September 30, 2019 compared to net income of $1,128,000 for the three months ended September 30, 2018. The decrease in net income is primarily attributable to reduced revenues from the Hotel and increase in Hotel operating expenses, offset by decrease in income tax expense.

Hotel Operations

The Company had net income from Hotel operations of $1,696,000 for the three months ended September 30, 2019 compared to net income of $2,544,000 for the three months ended September 30, 2018. The decrease in net income is primarily attributable to reduced revenues and increased operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2019 and 2018.

For the three months ended September 30,	2019	2018
Hotel revenues:
Hotel rooms	$13,314,000	$13,522,000
Food and beverage	1,222,000	1,449,000
Garage	736,000	774,000
Other operating departments	157,000	65,000
Total hotel revenues	15,429,000	15,810,000
Operating expenses excluding depreciation and amortization	(11,348,000)	(10,810,000)
Operating income before interest, depreciation and amortization	4,081,000	5,000,000
Interest expense - mortgage	(1,792,000)	(1,814,000)
Depreciation and amortization expense	(593,000)	(642,000)
Net income from Hotel operations	$1,696,000	$2,544,000

For the three months ended September 30, 2019, the Hotel had operating income of $4,081,000 before interest expense, depreciation and amortization on total operating revenues of $15,429,000 compared to operating income of $5,000,000 before interest expense, depreciation and amortization on total operating revenues of $15,810,000 for the three months ended September 30, 2018. Hotel room revenue decreased by $208,000 for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease is primarily due to the timing of Dreamforce, one of the largest annual citywide conventions in San Francisco, from September in 2018 to November in 2019. Without the large citywide convention such as Dreamforce, the Hotel had to lower rates and sell to smaller groups. Food and beverage revenue decreased by $227,000 primarily due to decrease in banquet and catering revenue as room revenue shifted towards the transient segment from groups with banquet and catering spending. Revenue from garage decreased by $38,000 as the number of hotel guests using rideshare services increased. Other operating departments revenue increased by $92,000 primarily due to increase in group cancellation revenue.

Total operating expenses increased by $538,000 primarily due to annual wage increase per union bargaining agreements.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended September 30, 2019 and 2018.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR

2019	$271	98%	$266
2018	$277	97%	$270

The Hotel’s revenues decreased by 2.4% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $6, average occupancy increased by 1%, and RevPAR decreased by $4 for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Real Estate Operations

Net income from real estate operations for the three months ended September 30, 2019 increased by $227,000 compare to the three months ended September 30, 2018 due to increase in revenues and reduced mortgage interest expense. All of Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $449,000 for the three months ended September 30, 2019 compared to a net loss on marketable securities of $171,000 for the three months ended September 30, 2018. For the three months ended September 30, 2019, the Company had a net realized loss of $74,000 and a net unrealized loss of $375,000. For the three months ended September 30, 2018, the Company had a net realized loss of $8,000 and a net unrealized loss of $163,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax expense during the three months ended September 30, 2019 and 2018 represents primarily the income tax effect of the pretax loss at InterGroup and the pretax income of Portsmouth which includes its share in net income of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of September 30, 2019 and June 30, 2019 by selected industry groups.

		% of Total
As of September 30, 2019		Investment
Industry Group	Fair Value	Securities

REIT’s and real estate ompanies	$3,061,000	35.8%
Energy	1,364,000	16.0%
Consumer cyclical	1,320,000	15.5%
Corporate bonds	1,214,000	14.2%
Financial services	602,000	7.1%
Basic material	543,000	6.4%
Technology	224,000	2.6%
Healthcare	114,000	1.3%
Industrials	95,000	1.1%
	$8,537,000	100.0%

		% of Total
As of June 30, 2019		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$3,069,000	31.8%
Consumer cyclical	1,448,000	14.9%
Corporate bonds	1,420,000	14.6%
Financial	951,000	9.8%
Energy	950,000	9.8%
Basic material	829,000	8.5%
Technology	651,000	6.7%
Industrials	193,000	2.0%
Healthcare	185,000	1.9%
	$9,696,000	100.0%

As of September 30, 2019, 23% of the Company’s investment in marketable securities portfolio consist of the common stock of American Realty Investors, Inc. (NYSE: ARL) which is included in the REITs and real estate companies’ industry group.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended September 30,	2019	2018
Net loss on marketable securities	$(449,000)	$(171,000)
Dividend and interest income	130,000	97,000
Margin interest expense	(136,000)	(156,000)
Trading and management expenses	(157,000)	(148,000)
	$(612,000)	$(378,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel and real estate operations. The Company may also receive cash from its investment in marketable securities and other investments.

To fund the redemption of limited partnership interests and to repay the prior mortgage, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December of 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum and matures in January 2024. Outstanding principal balance on the loan was $93,397,000 and $93,746,000 as of September 30, 2019 and June 30, 2019, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by the Portsmouth in favor of the mortgage lender. The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. On July 31, 2019, Mezzanine refinanced the Mezzanine Loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to December 31, 2019. The balance of this loan was $3,000,000 as of September 30, 2019 and June 30, 2019, and is eliminated in the condensed consolidated balance sheets.

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Intergroup Woodland Village, Inc. (“Woodland Village”) and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. Woodland Village holds a three-story apartment complex in Santa Monica, California and is 55.4% and 44.6% owned by Santa Fe and the Company, respectively. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest were due in July 2019. In July 2019, the Company obtained a modification from CIBC which increased the RLOC by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC.

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

The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company’s marketable securities are classified as trading with unrealized gains and losses recorded through the consolidated statements of operations.

Management believes that its cash, marketable securities, and the cash flows generated from those assets and from the partnership management fees, will be adequate to meet the Company’s current and future obligations. Additionally, management believes there is significant appreciated value in the Hotel property to support additional borrowings, if necessary.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2019, the Company’s material financial obligations which also including interest payments.

		9 Months	Year	Year	Year	Year
	Total	2020	2021	2022	2023	2024	Thereafter
Mortgage and subordinated notes payable	$171,849,000	$2,315,000	$12,483,000	$3,095,000	$37,812,000	$107,655,000	$8,489,000
Other notes payable	9,476,000	764,000	3,991,000	1,022,000	744,000	567,000	2,388,000
Interest	35,825,000	6,748,000	8,601,000	8,148,000	7,013,000	3,401,000	1,914,000
Total	$217,150,000	$9,827,000	$25,075,000	$12,265,000	$45,569,000	$111,623,000	$12,791,000

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. Since Interstate has the power and ability to adjust hotel room rates on an ongoing basis, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company’s income is not viewed by management as material.

The Company’s residential rental properties provide income from short-term operating leases and no lease extends beyond one year. Rental increases are expected to offset anticipated increased property operating expenses.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three months ended September 30, 2019 except for the adoption of ASU 2016-02. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for a summary of the critical accounting policies.

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

PART II.

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the period ending September 30, 2019, there were no pending or threatened legal actions.

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

THE INTERGROUP CORPORATION
(Registrant)

Date: October 24, 2019	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2019	by	/s/ Danfeng Xu
Danfeng Xu
Treasurer and Controller
(Principal Financial Officer)