Form 10-Q
period 2019-12-31
INTERGROUP CORP
filed 2020-01-24
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

The number of shares outstanding of registrant’s Common Stock, as of January 24, 2020 was 2,299,422.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of	December 31, 2019	June 30, 2019
ASSETS
Investment in Hotel, net	$39,540,000	$39,836,000
Investment in real estate, net	51,064,000	51,773,000
Investment in marketable securities	8,148,000	9,696,000
Other investments, net	564,000	612,000
Cash and cash equivalents	8,456,000	11,837,000
Restricted cash	14,884,000	13,295,000
Other assets, net	2,464,000	2,362,000
Deferred tax asset	1,097,000	1,468,000
Total assets	$126,217,000	$130,879,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Justice	$8,647,000	$11,298,000
Accounts payable and other liabilities	4,054,000	3,766,000
Due to securities broker	2,355,000	1,629,000
Obligations for securities sold	16,000	1,225,000
Related party and other notes payable	4,950,000	5,261,000
Finance leases	1,282,000	1,486,000
Line of credit payable	2,985,000	2,985,000
Mortgage notes payable - Hotel, net	111,947,000	113,087,000
Mortgage notes payable - real estate, net	57,812,000	58,571,000
Total liabilities	194,048,000	199,308,000

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,404,982 and 3,404,982 issued; 2,299,422 and 2,309,962 outstanding, respectively	33,000	33,000
Additional paid-in capital	10,166,000	10,342,000
Accumulated deficit	(39,176,000)	(39,760,000)
Treasury stock, at cost, 1,105,560 and 1,095,020 shares, respectively	(14,693,000)	(14,347,000)
Total InterGroup shareholders’ deficit	(43,670,000)	(43,732,000)
Noncontrolling interest	(24,161,000)	(24,697,000)
Total shareholders’ deficit	(67,831,000)	(68,429,000)

Total liabilities and shareholders’ deficit	$126,217,000	$130,879,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended December 31,	2019	2018
Revenues:
Hotel	$14,901,000	$13,997,000
Real estate	3,839,000	3,752,000
Total revenues	18,740,000	17,749,000
Costs and operating expenses:
Hotel operating expenses	(11,730,000)	(11,236,000)
Real estate operating expenses	(2,089,000)	(1,866,000)
Depreciation and amortization expenses	(1,232,000)	(1,249,000)
General and administrative expenses	(581,000)	(479,000)

Total costs and operating expenses	(15,632,000)	(14,830,000)

Income from operations	3,108,000	2,919,000

Other income (expense):
Interest expense - mortgages	(2,330,000)	(2,405,000)
Net loss on marketable securities	(53,000)	(1,945,000)
Net loss on marketable securities - Comstock	(66,000)	(26,000)
Dividend and interest income	111,000	88,000
Trading and margin interest expense	(241,000)	(193,000)
Total other expense, net	(2,579,000)	(4,481,000)

Income (loss) before income taxes	529,000	(1,562,000)
Income tax (expense) benefit	(149,000)	440,000
Net income (loss)	380,000	(1,122,000)
Less: Net (income) loss attributable to the noncontrolling interest	(132,000)	95,000
Net income (loss) attributable to InterGroup Corporation	$248,000	$(1,027,000)

Net income (loss) per share
Basic	$0.17	$(0.48)
Diluted	$0.14	N/A

Net income (loss) per share attributable to InterGroup Corporation
Basic	$0.11	$(0.44)
Diluted	$0.09	N/A

Weighted average number of basic common shares outstanding	2,302,748	2,327,007
Weighted average number of diluted common shares outstanding	2,633,143	N/A

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the six months ended December 31,	2019	2018
Revenues:
Hotel	$30,330,000	$29,807,000
Real estate	7,556,000	7,431,000
Total revenues	37,886,000	37,238,000
Costs and operating expenses:
Hotel operating expenses	(23,078,000)	(22,046,000)
Real estate operating expenses	(4,039,000)	(3,878,000)
Depreciation and amortization expenses	(2,445,000)	(2,492,000)
General and administrative expenses	(1,341,000)	(1,122,000)

Total costs and operating expenses	(30,903,000)	(29,538,000)

Income from operations	6,983,000	7,700,000

Other income (expense):
Interest expense - mortgages	(4,727,000)	(4,970,000)
Net loss on marketable securities	(198,000)	(1,680,000)
Net loss on marketable securities - Comstock	(370,000)	(462,000)
Dividend and interest income	241,000	185,000
Trading and margin interest expense	(534,000)	(497,000)
Total other expense, net	(5,588,000)	(7,424,000)

Income before income taxes	1,395,000	276,000
Income tax expense	(371,000)	(270,000)
Net income	1,024,000	6,000
Less: Net income attributable to the noncontrolling interest	(440,000)	(403,000)
Net income (loss) attributable to InterGroup Corporation	$584,000	$(397,000)

Net income per share
Basic	$0.44	$0.003
Diluted	$0.39	$0.002

Net income (loss) per share attributable to InterGroup Corporation
Basic	$0.25	$(0.17)
Diluted	$0.22	N/A

Weighted average number of basic common shares outstanding	2,306,070	2,330,213
Weighted average number of diluted common shares outstanding	2,636,465	2,657,008

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

			Additional			InterGroup		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholder’	Noncontrolling	Shareholder’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2019	3,404,982	$33,000	$10,342,000	$(39,760,000)	$(14,347,000)	$(43,732,000)	$(24,697,000)	$(68,429,000)

Net Income	-	-	-	336,000	-	336,000	308,000	644,000

Stock options expense	-	-	8,000	-	-	8,000	-	8,000

Investment in Santa Fe	-	-	(147,000)	-	-	(147,000)	74,000	(73,000)

Purchase of treasury stock	-	-	-	-	(156,000)	(156,000)	-	(156,000)

Balance at September 30, 2019	3,404,982	33,000	10,203,000	(39,424,000)	(14,503,000)	(43,691,000)	(24,315,000)	(68,006,000)

Net income	-	-	-	248 ,000	-	248,000	132,000	380,000

Stock options expense	-	-	9,000	-	-	9,000	-	9,000

Investment in Santa Fe	-	-	(46,000)	-	-	(46,000)	22,000	(24,000)

Purchase of treasury stock	-	-	-	-	(190,000)	(190,000)	-	(190,000)

Balance at December 31, 2019	3,404,982	$33,000	$10,166,000	$(39,176,000)	$(14,693,000)	$(43,670,000)	$(24,161,000)	$(67,831,000)

			Additional			InterGroup		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholder’	Noncontrolling	Shareholder’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2018	3,395,616	$33,000	$10,522,000	$(41,217,000)	$(13,268,000)	$(43,930,000)	$(26,037,000)	$(69,967,000)

Net Income	-	-	-	630,000	-	630,000	498,000	1,128,000

Stock options expense	-	-	30,000	-	-	30,000	-	30,000

Purchase of treasury stock	-	-	-	-	(198,000)	(198,000)	-	(198,000)

Balance at September 30, 2018	3,395,616	33,000	10,552,000	(40,587,000)	(13,466,000)	(43,468,000)	(25,539,000)	(69,007,000)

Net loss	-	-	-	(1,027,000)	-	(1,027,000)	(95,000)	(1,122,000)

Issuance of stock	9,366	-	-	-	-	-	-	-

Stock options expense	-	-	29,000	-	-	29,000	-	29,000

Investment in Santa Fe	-	-	(31,000)	-	-	(31,000)	16,000	(15,000)

Purchase of treasury stock	-	-	-	-	(266,000)	(266,000)	-	(266,000)

Balance at December 31, 2018	3,404,982	$33,000	$10,550,000	$(41,614,000)	$(13,732,000)	$(44,763,000)	$(25,618,000)	$(70,381,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the six months ended December 31,	2019	2018
Cash flows from operating activities:
Net income	$1,024,000	$6,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,417,000	2,461,000
Deferred taxes	371,000	270,000
Net unrealized loss on marketable securities	491,000	2,664,000
Stock compensation expense	17,000	59,000
Changes in operating assets and liabilities:
Investment in marketable securities	1,057,000	3,591,000
Other assets	(102,000)	449,000
Accounts payable and other liabilities - Justice	(2,651,000)	(1,181,000)
Accounts payable and other liabilities	288,000	(84,000)
Due to securities broker	726,000	(1,475,000)
Obligations for securities sold	(1,209,000)	(1,935,000)
Net cash provided by operating activities	2,429,000	4,825,000

Cash flows from investing activities:
Payments for hotel investments	(909,000)	(583,000)
Payments for real estate investments	(531,000)	(399,000)
Payments for investment in Santa Fe	(97,000)	(15,000)
Proceeds from other investments	48,000	80,000
Net cash used in investing activities	(1,489,000)	(917,000)

Cash flows from financing activities:
Net payments of mortgage and other notes payable	(2,386,000)	(4,411,000)
Proceeds from line of credit	-	2,985,000
Purchase of treasury stock	(346,000)	(464,000)
Net cash used in financing activities	(2,732,000)	(1,890,000)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,792,000)	2,018,000
Cash, cash equivalents and restricted cash at the beginning of the period	25,132,000	17,511,000
Cash, cash equivalents and restricted cash at the end of the period	$23,340,000	$19,529,000

Supplemental information:
Interest paid	$4,799,000	$5,081,000
Taxes paid	$39,000	$265,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by The InterGroup Corporation (“InterGroup” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of InterGroup and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. The December 31, 2019 Condensed Consolidated Balance Sheet was derived from the Consolidated Balance Sheet as included in the Company’s Form 10-K for the year ended June 30, 2019.

The results of operations for the six months ended December 31, 2019 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2020.

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

As of December 31, 2019, the Company had the power to vote 86.3% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and President pursuant to a voting trust agreement entered into on June 30, 1998.

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

Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel, along with its five-level parking garage, with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Interstate shall be one and seven-tenths percent (1.70%) of total Hotel revenue. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the newly combined company will be positioned under the Aimbridge Hospitality name in the Americas.

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. As of December 31, 2019, all of the Company’s residential and commercial rental properties are managed in-house.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax expense during the six months ended December 31, 2019 and 2018 represent the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel.

Financial Condition and Liquidity

The Company’s cash flows are primarily generated from the ownership and management of real estate.

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $92,914,000 and $93,746,000 as of December 31, 2019 and June 30, 2019, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

Effective as of May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of December 31, 2019, InterGroup is in compliance with both requirements.

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

The following table provides a summary as of December 31, 2019, the Company’s material financial obligations which also including interest payments.

		6 Months	Year	Year	Year	Year
	Total	2020	2021	2022	2023	2024	Thereafter
Mortgage and subordinated notes payable	$170,968,000	$1,433,000	$12,483,000	$3,095,000	$37,812,000	$107,655,000	$8,490,000
Other notes payable	9,217,000	585,000	3,991,000	1,022,000	744,000	567,000	2,308,000
Interest	33,535,000	4,460,000	8,598,000	8,148,000	7,014,000	3,401,000	1,914,000
Total	$213,720,000	$6,478,000	$25,072,000	$12,265,000	$45,570,000	$111,623,000	$12,712,000

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

For the three months ended December 31,	2019	2018
Hotel revenues:
Hotel rooms	$12,497,000	$11,565,000
Food and beverage	1,425,000	1,565,000
Garage	776,000	734,000
Other operating departments	203,000	133,000
Total hotel revenue	$14,901,000	$13,997,000

For the six months ended December 31,	2019	2018
Hotel revenues:
Hotel rooms	$25,811,000	$25,087,000
Food and beverage	2,647,000	3,014,000
Garage	1,512,000	1,508,000
Other operating departments	360,000	198,000
Total hotel revenue	$30,330,000	$29,807,000

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

Contract assets and liabilities

We do not have any material contract assets as of December 31, 2019 and June 30, 2019 other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our condensed consolidated balance sheets. Contract liabilities decreased to $1,027,000 as of December 31, 2019, from $1,215,000 as of June 30, 2019. The decrease for the six months ended December 31, 2019 was primarily driven by $188,000 revenue recognized that was included in the advanced deposits balance as of June 30, 2019.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers and lease agreements do not extend beyond one year.

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2019	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,746,000	(137,000)	1,609,000
Furniture and equipment	30,268,000	(27,206,000)	3,062,000
Building and improvements	63,879,000	(31,748,000)	32,131,000
Investment in Hotel, net	$98,631,000	$(59,091,000)	$39,540,000

		Accumulated	Net Book
June 30, 2019	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	521,000	(35,000)	486,000
Furniture and equipment	30,585,000	(26,842,000)	3,743,000
Building and improvements	63,879,000	(31,010,000)	32,869,000
Investment in Hotel, net	$97,723,000	$(57,887,000)	$39,836,000

NOTE 4 – INVESTMENT IN REAL ESTATE, NET

The Company’s investment in real estate includes sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. Investment in real estate consisted of the following:

As of	December 31, 2019	June 30, 2019
Land	$23,566,000	$23,566,000
Buildings, improvements and equipment	68,899,000	68,369,000
Accumulated depreciation	(42,869,000)	(41,629,000)
	49,596,000	50,306,000
Land held for development	1,468,000	1,467,000
Investment in real estate, net	$51,064,000	$51,773,000

NOTE 5 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At December 31, 2019 and June 30, 2019, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of December 31, 2019
Corporate
Equities	$10,576,000	$1,672,000	$(4,100,000)	$(2,428,000)	$8,148,000

As of June 30, 2019
Corporate
Equities	$19,204,000	$1,753,000	$(11,261,000)	$(9,508,000)	$9,696,000

As of December 31, 2019, and June 30, 2019, approximately 4% and 7%, respectively, of the investment in marketable securities balance above is comprised of the common stock of Comstock Mining Inc (“Comstock”). As of December 31, 2019, and June 30, 2019, the Company had $3,845,000 and $11,088,000, respectively, of unrealized losses related to securities held for over one year; of which $3,684,000 and $10,900,000 are related to its investment in Comstock, respectively. For the six months ended December 31, 2019, the decrease in unrealized losses is a result of reclassing $7,586,000 of unrealized gain related to Comstock that was included in the cost basis as of June 30, 2019.

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net loss on marketable securities for the three and six months ended December 31, 2019 and 2018, respectively:

For the three months ended December 31,	2019	2018
Realized (loss) gain on marketable securities, net	$(3,000)	$530,000
Unrealized loss on marketable securities, net	(50,000)	(2,475,000)
Unrealized loss on marketable securities related to Comstock	(66,000)	(26,000)
Net loss on marketable securities	$(119,000)	$(1,971,000)

For the six months ended December 31,	2019	2018
Realized (loss) gain on marketable securities, net	$(77,000)	$522,000
Unrealized loss on marketable securities, net	(121,000)	(2,202,000)
Unrealized loss on marketable securities related to Comstock	(370,000)	(462,000)
Net loss on marketable securities	$(568,000)	$(2,142,000)

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

Other investments, net consist of the following:

Type	December 31, 2019	June 30, 2019
Private equity hedge fund, at cost	$376,000	$376,000
Other preferred stock, at cost	188,000	236,000
	$564,000	$612,000

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

The assets measured at fair value on a recurring basis are as follows:

	12/31/2019	06/30/2019
As of	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$3,263,000	$3,069,000
Energy	1,278,000	950,000
Insurance	1,109,000	-
Corporate bonds	883,000	1,420,000
Consumer cyclical	572,000	1,448,000
Basic material	546,000	829,000
Financial services	278,000	951,000
Technology	149,000	651,000
Industrials	70,000	193,000
Healthcare	-	185,000
	$8,148,000	$9,696,000

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

Assets	Level 3	December 31, 2019	Net loss for the six months ended December 31, 2019

Other non-marketable investments	$564,000	$564,000	$-

Assets	Level 3	June 30, 2019	Net loss for the six months ended December 31, 2018

Other non-marketable investments	$612,000	$612,000	$-

For the six months ended December 31, 2019 and 2018, we received distribution from other non-marketable investments of $48,000 and $80,000, respectively.

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

As of	12/31/2019	06/30/2019

Cash and cash equivalents	$8,456,000	$11,837,000
Restricted cash	14,884,000	13,295,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$23,340,000	$25,132,000

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

During the three months ended December 31, 2019 and 2018, the Company recorded stock option compensation cost of $9,000 and $29,000, respectively, related to stock options that were previously issued. During the six months ended December 31, 2019 and 2018, the Company recorded stock option compensation cost of $17,000 and $59,000, respectively, related to stock options that were previously issued. As of December 31, 2019, there was a total of $28,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 2.17 years.

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

The following table summarizes the stock options activity from July 1, 2018 through December 31, 2019:

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at July 1, 2018	368,000	$17.21	4.17	$3,505,000
Granted	-	-
Exercised	(26,805)	20.52
Forfeited	-	-
Exchanged	-	-
Outstanding at June 30, 2019	341,195	$16.95	3.07 years	$4,680,000
Exercisable at June 30, 2019	330,395	$16.62	2.92 years	$4,643,000
Vested and Expected to vest at June 30, 2019	341,195	$16.95	3.07 years	$4,680,000

Oustanding at July 1, 2019	341,195	$16.95	3.07 years	$4,680,000
Granted	-	-
Exercised	-	-
Forfeited	-	-
Exchanged	-	-
Outstanding at December 31, 2019	341,195	$16.95	2.57 years	$6,993,000
Exercisable at December 31, 2019	330,395	$16.62	2.42 years	$6,883,000
Vested and Expected to vest at December 31, 2019	341,195	$16.95	2.57 years	$6,993,000

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

Information below represents reported segments for the three and six months ended December 31, 2019 and 2018. Operating income from hotel operations consist of the operation of the hotel and operation of the garage. Operating income for rental properties consists of rental income. Operating loss for investment transactions consist of net investment gains (losses), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax expense for the entire Company.

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2019	Operations	Operations	Transactions	Corporate	Total
Revenues	$14,901,000	$3,839,000	$-	$-	$18,740,000
Segment operating expenses	(11,730,000)	(2,089,000)	-	(581,000)	(14,400,000)
Segment income (loss) from operations	3,171,000	1,750,000	-	(581,000)	4,340,000
Interest expense - mortgage	(1,735,000)	(595,000)	-	-	(2,330,000)
Depreciation and amortization expense	(611,000)	(621,000)	-	-	(1,232,000)
Loss from investments	-	-	(249,000)	-	(249,000)
Income tax expense	-	-	-	(149,000)	(149,000)
Net income (loss)	$825,000	$534,000	$(249,000)	$(730,000)	$380,000
Total assets	$59,981,000	$51,064,000	$8,712,000	$6,460,000	$126,217,000

For the three months	Hotel	Real Estate	Investment
ended December 31, 2018	Operations	Operations	Transactions	Corporate	Total
Revenues	$13,997,000	$3,752,000	$-	$-	$17,749,000
Segment operating expenses	(11,236,000)	(1,866,000)	-	(479,000)	(13,581,000)
Segment income (loss) from operations	2,761,000	1,886,000	-	(479,000)	4,168,000
Interest expense - mortgage	(1,797,000)	(608,000)	-	-	(2,405,000)
Depreciation and amortization expense	(643,000)	(606,000)	-	-	(1,249,000)
Loss from investments	-	-	(2,076,000)	-	(2,076,000)
Income tax benefit	-	-	-	440,000	440,000
Net income (loss)	$321,000	$672,000	$(2,076,000)	$(39,000)	$(1,122,000)

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2019	Operations	Operations	Transactions	Corporate	Total
Revenues	$30,330,000	$7,556,000	$-	$-	$37,886,000
Segment operating expenses	(23,078,000)	(4,039,000)	-	(1,341,000)	(28,458,000)
Segment income (loss) from operations	7,252,000	3,517,000	-	(1,341,000)	9,428,000
Interest expense - mortgage	(3,527,000)	(1,200,000)	-	-	(4,727,000)
Depreciation and amortization expense	(1,204,000)	(1,241,000)	-	-	(2,445,000)
Loss from investments	-	-	(861,000)	-	(861,000)
Income tax expense	-	-	-	(371,000)	(371,000)
Net income (loss)	$2,521,000	$1,076,000	$(861,000)	$(1,712,000)	$1,024,000
Total assets	$59,981,000	$51,064,000	$8,712,000	$6,460,000	$126,217,000

For the six months	Hotel	Real Estate	Investment
ended December 31, 2018	Operations	Operations	Transactions	Corporate	Total
Revenues	$29,807,000	$7,431,000	$-	$-	$37,238,000
Segment operating expenses	(22,046,000)	(3,878,000)	-	(1,122,000)	(27,046,000)
Segment income (loss) from operations	7,761,000	3,553,000	-	(1,122,000)	10,192,000
Interest expense - mortgage	(3,611,000)	(1,359,000)	-	-	(4,970,000)
Depreciation and amortization expense	(1,285,000)	(1,207,000)	-	-	(2,492,000)
Loss from investments	-	-	(2,454,000)	-	(2,454,000)
Income tax expense	-	-	-	(270,000)	(270,000)
Net income (loss)	$2,865,000	$987,000	$(2,454,000)	$(1,392,000)	$6,000

NOTE 11 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of December 31, 2019 and June 30, 2019, respectively.

As of	12/31/2019	06/30/2019

Note payable - Hilton	$3,167,000	$3,325,000
Note payable - Interstate	1,771,000	1,896,000
Other notes payable	12,000	40,000
Total related party and other notes payable	$4,950,000	$5,261,000

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. As of December 31, 2019, and June 30, 2019, balance of the key money plus accrued interest is $1,004,000 and $2,049,000, respectively, and is included in restricted cash in the condensed consolidated balance sheets. Unamortized portion of the key money is included in the related party notes payable in the condensed consolidated balance sheets.

As of December 31, 2019, the Company had finance lease obligations outstanding of $1,282,000. These finance leases expire in various years through 2023 at rates ranging from 5.77% to 6.25% per annum. Minimum future lease payments for assets under finance leases as of December 31, 2019 are as follows:

For the year ending June 30,
2020	$246,000
2021	492,000
2022	482,000
2023	182,000
Total minimum lease payments	1,402,000
Less interest on finance lease	(120,000)
Present value of future minimum lease payments	$1,282,000

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2020	$585,000
2021	3,991,000
2022	1,022,000
2023	744,000
2024	567,000
Thereafter	2,308,000
$9,217,000

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

Four of the Portsmouth directors serve as directors of InterGroup. Two of those directors also serve as directors of Santa Fe. The two Santa Fe directors also serve as directors of InterGroup.

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

NOTE 12 – ACCOUNTS PAYABLE AND OTHER LIABILITIES - JUSTICE

The following summarizes the balances of accounts payable and other liabilities – Justice as of December 31, 2019 and June 30, 2019.

As of	12/31/2019	06/30/2019

Trade payable	$1,953,000	$1,792,000
Advance deposits	1,027,000	1,215,000
Property tax payable	1,046,000	1,046,000
Payroll and related accruals	1,826,000	2,584,000
Interest payable	-	412,000
Withholding and other taxes payable	882,000	1,831,000
Security deposit	52,000	52,000
Other payables	1,861,000	2,366,000
Total accounts payable and other liabilities - Justice	$8,647,000	$11,298,000

NOTE 13 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of December 31, 2019 and June 30, 2019.

As of	12/31/2019	06/30/2019

Trade payable	$560,000	$521,000
Advance deposits	324,000	378,000
Property tax payable	935,000	595,000
Payroll and related accruals	49,000	47,000
Interest payable	223,000	221,000
Withholding and other taxes payable	1,069,000	1,108,000
Security deposit	743,000	736,000
Other payables	151,000	160,000
Total accounts payable and other liabilities	$4,054,000	$3,766,000

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

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

RESULTS OF OPERATIONS

As of December 31, 2019, the Company owned approximately 82.3% of the common shares of its subsidiary, Santa Fe and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 13.4% of the common shares of Portsmouth. The Company’s principal source of revenue continues to be derived from the general and limited partnership interests of its subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”) inclusive of hotel room revenue, food and beverage revenue, garage revenue, and revenue from other operating departments. The Company also generates income from its investments in real estate properties and from investment of its cash and securities assets. Justice owns the Hotel and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

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

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

The Company had net income of $380,000 for the three months ended December 31, 2019 compared to net loss of $1,122,000 for the three months ended December 31, 2018. The change is primarily attributable to the decrease in loss on marketable securities.

Hotel Operations

The Company had net income from Hotel operations of $825,000 for the three months ended December 31, 2019 compared to net income of $321,000 for the three months ended December 31, 2018. The change is primarily attributable to the increase in Hotel revenue, offset by the rise of Hotel operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2019 and 2018.

For the three months ended December 31,	2019	2018
Hotel revenues:
Hotel rooms	$12,497,000	$11,565,000
Food and beverage	1,425,000	1,565,000
Garage	776,000	734,000
Other operating departments	203,000	133,000
Total hotel revenues	14,901,000	13,997,000
Operating expenses excluding depreciation and amortization	(11,730,000)	(11,236,000)
Operating income before interest, depreciation and amortization	3,171,000	2,761,000
Interest expense - mortgage	(1,735,000)	(1,797,000)
Depreciation and amortization expense	(611,000)	(643,000)
Net income from Hotel operations	$825,000	$321,000

For the three months ended December 31, 2019, the Hotel had operating income of $3,171,000 before interest expense, depreciation and amortization on total operating revenues of $14,901,000 compared to operating income of $2,761,000 before interest expense, depreciation and amortization on total operating revenues of $13,997,000 for the three months ended December 31, 2018. Hotel room revenue rose by $932,000 for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The increase is primarily due to the timing of Dreamforce, one of the largest annual citywide conventions in San Francisco, from September in 2018 to November in 2019. Food and beverage revenue decreased by $140,000 primarily due to decrease in banquet and catering revenue as room revenue shifted towards the transient segment from groups with banquet and catering spending. Revenue from garage increased by $42,000 as a result of the increase in occupancy and monthly parkers. Other operating departments revenue increased by $70,000 primarily due to increase in group cancellation revenue.

Total operating expenses increased by $494,000 primarily due to annual wage increase per union bargaining agreements.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended December 31, 2019 and 2018.

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR
2019	$255	98%	$250
2018	$239	97%	$232

The Hotel’s revenues increased by 6.5% this quarter as compared to the previous comparable quarter. Average daily rate increased by $16, average occupancy increased by 1%, and RevPAR increased by $18 for the three months ended December 31, 2019 compared to the three months ended December 31, 2018.

Real Estate Operations

Net income from real estate operations for the three months ended December 31, 2019, decreased by $138,000 compared to the three months ended December 31, 2018, due to an increase in payroll and repairs and maintenance. All of Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $119,000 for the three months ended December 31, 2019 compared to a net loss on marketable securities of $1,971,000 for the three months ended December 31, 2018. For the three months ended December 31, 2019, the Company had a net realized loss of $3,000 and a net unrealized loss of $116,000. For the three months ended December 31, 2018, the Company had a net realized gain of $530,000 and a net unrealized loss of $2,501,000.

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

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax expense (benefit) during the three months ended December 31, 2019, and 2018 represents primarily the income tax effect of the pretax income (loss) at InterGroup and the pretax income of Portsmouth, which includes its share in net income of the Hotel.

Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

The Company had net income of $1,024,000 for the six months ended December 31, 2019 compared to net income of $6,000 for the six months ended December 31, 2018. The increase in net income is primarily attributable to a decrease in loss on marketable securities, the rise in Hotel revenue, offset by the increase in Hotel operating expenses.

Hotel Operations

The Company had net income from Hotel operations of $2,521,000 for the six months ended December 31, 2019 compared to net income of $2,865,000 for the six months ended December 31, 2018. The change is primarily attributable to the rise in Hotel operating expenses, offset by the increase in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2019 and 2018.

For the six months ended December 31,	2019	2018
Hotel revenues:
Hotel rooms	$25,811,000	$25,087,000
Food and beverage	2,647,000	3,014,000
Garage	1,512,000	1,508,000
Other operating departments	360,000	198,000
Total hotel revenues	30,330,000	29,807,000
Operating expenses excluding depreciation and amortization	(23,078,000)	(22,046,000)
Operating income before interest, depreciation and amortization	7,252,000	7,761,000
Interest expense - mortgage	(3,527,000)	(3,611,000)
Depreciation and amortization expense	(1,204,000)	(1,285,000)
Net income from Hotel operations	$2,521,000	$2,865,000

For the six months ended December 31, 2019, the Hotel had operating income of $7,252,000 before interest expense, depreciation and amortization on total operating revenues of $30,330,000 compared to operating income of $7,761,000 before interest expense, depreciation and amortization on total operating revenues of $29,807,000 for the six months ended December 31, 2018. Hotel room revenue rose by $724,000 for the six months ended December 31, 2019 compared to the six months ended December 31, 2018. The increase is primarily due to replacing guaranteed room revenue at low rates with room revenue at higher market rates driven by citywide conventions. Food and beverage revenue decreased by $367,000 primarily due to decrease in banquet and catering revenue as room revenue shifted towards the transient segment from groups with banquet and catering spending. Garage revenue remained consistent year over year. Revenue from other operating departments increased by $162,000 primarily due to increase in group cancellation revenue.

Total operating expenses increased by $1,032,000 primarily due to annual wage increase per union bargaining agreements.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the six months ended December 31, 2019 and 2018.

Six months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2019	$263	98%	$258
2018	$258	97%	$250

The Hotel’s revenues increased by 1.8% for the six months ended December 31, 2019, as compared to the six months ended December 31, 2018. Average daily rate increased by $5, average occupancy increased by 1%, and RevPAR increased by $8 for the six months ended December 31, 2019, compared to the six months ended December 31, 2018.

Real Estate Operations

Net income from real estate operations for the six months ended December 31, 2019 increased by $89,000 compare to the six months ended December 31, 2018 due to reduction in mortgage interest. All of Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $568,000 for the six months ended December 31, 2019 compared to a net loss on marketable securities of $2,142,000 for the six months ended December 31, 2018. For the six months ended December 31, 2019, the Company had a net realized loss of $77,000 and a net unrealized loss of $491,000. For the six months ended December 31, 2018, the Company had a net realized gain of $522,000 and a net unrealized loss of $2,664,000.

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

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax expense during the six months ended December 31, 2019 and 2018 represents primarily the income tax effect of the pretax income at InterGroup and the pretax income of Portsmouth, which includes its share in net income of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of December 31, 2019 and June 30, 2019 by selected industry groups.

		% of Total
As of December 31, 2019		Investment
Industry Group	Fair Value	Securities

REIT’s and real estate ompanies	$3,263,000	40.1%
Energy	1,278,000	15.7%
Insurance	1,109,000	13.6%
Corporate bonds	883,000	10.8%
Consumer cyclical	572,000	7.0%
Basic material	546,000	6.7%
Financial services	278,000	3.4%
Technology	149,000	1.8%
Industrials	70,000	0.9%
	$8,148,000	100.0%

		% of Total
As of June 30, 2019		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$3,069,000	31.8%
Consumer cyclical	1,448,000	14.9%
Corporate bonds	1,420,000	14.6%
Financial	951,000	9.8%
Energy	950,000	9.8%
Basic material	829,000	8.5%
Technology	651,000	6.7%
Industrials	193,000	2.0%
Healthcare	185,000	1.9%
	$9,696,000	100.0%

As of December 31, 2019, the Company’s investment portfolio includes approximately 34 equity positions. The Company holds three equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 27% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NYSE: ARL), which is included in the REITs and real estate companies’ industry group.

As of June 30, 2019, the Company’s investment portfolio includes approximately 29 equity positions. The Company holds three equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 18% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NYSE: ARL), which is included in the REITs and real estate companies’ industry group.

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended December 31,	2019	2018
Net loss on marketable securities	$(119,000)	$(1,971,000)
Dividend and interest income	111,000	88,000
Margin interest expense	(116,000)	(132,000)
Trading and management expenses	(125,000)	(61,000)
Net loss from investment transactions	$(249,000)	$(2,076,000)

For the six months ended December 31,	2019	2018
Net loss on marketable securities	$(568,000)	$(2,142,000)
Dividend and interest income	241,000	185,000
Margin interest expense	(252,000)	(288,000)
Trading and management expenses	(282,000)	(209,000)
Net loss from investment transactions	$(861,000)	$(2,454,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company’s cash flows are primarily generated from its Hotel and real estate operations. The Company may also receive cash from its investment in marketable securities and other investments.

To fund the redemption of limited partnership interests and to repay the prior mortgage, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December of 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum and matures in January 2024. Outstanding principal balance on the loan was $92,914,000 and $93,746,000 as of December 31, 2019 and June 30, 2019, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by the Portsmouth in favor of the mortgage lender. The mezzanine loan is a secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. On July 31, 2019, Mezzanine refinanced the Mezzanine Loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to June 30, 2020. The balance of this loan was $3,000,000 as of December 31, 2019 and June 30, 2019, and is eliminated in the condensed consolidated balance sheets.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of December 31, 2019, the Company’s material financial obligations which also including interest payments.

		6 Months	Year	Year	Year	Year
	Total	2020	2021	2022	2023	2024	Thereafter
Mortgage and subordinated notes payable	$170,968,000	$1,433,000	$12,483,000	$3,095,000	$37,812,000	$107,655,000	$8,490,000
Other notes payable	9,217,000	585,000	3,991,000	1,022,000	744,000	567,000	2,308,000
Interest	33,535,000	4,460,000	8,598,000	8,148,000	7,014,000	3,401,000	1,914,000
Total	$213,720,000	$6,478,000	$25,072,000	$12,265,000	$45,570,000	$111,623,000	$12,712,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the six months ended December 31, 2019 except for the adoption of ASU 2016-02. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for a summary of the critical accounting policies.

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

PART II.

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the period ending December 31, 2019, there were no pending or threatened legal actions.

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

THE INTERGROUP CORPORATION
(Registrant)

Date: January 24, 2020	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: January 24, 2020	by	/s/ Danfeng Xu
Danfeng Xu
Treasurer and Controller
(Principal Financial Officer)