Form 10-Q
period 2020-03-31
INTERGROUP CORP
filed 2020-06-18
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_________

Commission File Number 1-10324

THE INTERGROUP CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	13-3293645
(State or other jurisdiction	(I.R.S. Employer
of Incorporation or organization)	Identification No.)

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

The number of shares outstanding of registrant’s Common Stock, as of June 18, 2020 was 2,289,157.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of	March 31, 2020	June 30, 2019
ASSETS
Investment in Hotel, net	$39,272,000	$39,836,000
Investment in real estate, net	50,761,000	51,773,000
Investment in marketable securities	2,853,000	9,696,000
Other investments, net	394,000	612,000
Cash and cash equivalents	7,994,000	11,837,000
Restricted cash	13,493,000	13,295,000
Other assets, net	2,129,000	2,362,000
Deferred tax asset	2,156,000	1,468,000
Total assets	$119,052,000	$130,879,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Justice	$8,116,000	$11,298,000
Accounts payable and other liabilities	3,862,000	3,766,000
Due to securities broker	23,000	1,629,000
Obligations for securities sold	-	1,225,000
Related party and other notes payable	4,798,000	5,261,000
Finance leases	1,206,000	1,486,000
Line of credit payable	2,985,000	2,985,000
Mortgage notes payable - Hotel, net	111,729,000	113,087,000
Mortgage notes payable - real estate, net	57,399,000	58,571,000
Total liabilities	190,118,000	199,308,000

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,404,982 and 3,404,982 issued; 2,291,554 and 2,309,962 outstanding, respectively	33,000	33,000
Additional paid-in capital	6,797,000	10,342,000
Accumulated deficit	(41,756,000)	(39,760,000)
Treasury stock, at cost, 1,113,428 and 1,095,020 shares, respectively	(14,915,000)	(14,347,000)
Total InterGroup shareholders’ deficit	(49,841,000)	(43,732,000)
Noncontrolling interest	(21,225,000)	(24,697,000)
Total shareholders’ deficit	(71,066,000)	(68,429,000)

Total liabilities and shareholders’ deficit	$119,052,000	$130,879,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended March 31,	2020	2019
Revenues:
Hotel	$11,259,000	$15,469,000
Real estate	3,757,000	3,744,000
Total revenues	15,016,000	19,213,000
Costs and operating expenses:
Hotel operating expenses	(10,060,000)	(11,378,000)
Real estate operating expenses	(2,071,000)	(2,051,000)
Depreciation and amortization expenses	(1,216,000)	(1,218,000)
General and administrative expenses	(890,000)	(667,000)

Total costs and operating expenses	(14,237,000)	(15,314,000)

Income from operations	779,000	3,899,000

Other income (expense):
Interest expense - mortgages	(2,251,000)	(2,410,000)
Loss on disposal of assets	-	(398,000)
Net (loss) gain on marketable securities	(2,367,000)	681,000
Net (loss) gain on marketable securities - Comstock	(26,000)	280,000
Impairment loss on other investments	(103,000)	(98,000)
Dividend and interest income	105,000	194,000
Trading and margin interest expense	(256,000)	(312,000)
Total other expense, net	(4,898,000)	(2,063,000)

(Loss) income before income taxes	(4,119,000)	1,836,000
Income tax benefit (expense)	1,060,000	(501,000)
Net (loss) income	(3,059,000)	1,335,000
Less: Net loss (income) attributable to the noncontrolling interest	479,000	(284,000)
Net (loss) income attributable to InterGroup Corporation	$(2,580,000)	$1,051,000

Net (loss) income per share
Basic	$(1.33)	$0.57
Diluted	N/A	$0.50

Net (loss) income per share attributable to InterGroup Corporation
Basic	$(1.12)	$0.45
Diluted	N/A	$0.40

Weighted average number of basic common shares outstanding	2,298,064	2,329,207
Weighted average number of diluted common shares outstanding	N/A	2,659,602

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the nine months ended March 31,	2020	2019
Revenues:
Hotel	$41,589,000	$45,276,000
Real estate	11,313,000	11,175,000
Total revenues	52,902,000	56,451,000
Costs and operating expenses:
Hotel operating expenses	(33,138,000)	(33,424,000)
Real estate operating expenses	(6,110,000)	(5,929,000)
Depreciation and amortization expenses	(3,661,000)	(3,710,000)
General and administrative expenses	(2,231,000)	(1,789,000)

Total costs and operating expenses	(45,140,000)	(44,852,000)

Income from operations	7,762,000	11,599,000

Other income (expense):
Interest expense - mortgages	(6,978,000)	(7,380,000)
Loss on disposal of assets	-	(398,000)
Net loss on marketable securities	(2,565,000)	(999,000)
Net loss on marketable securities - Comstock	(396,000)	(182,000)
Impairment loss on other investments	(103,000)	(98,000)
Dividend and interest income	346,000	379,000
Trading and margin interest expense	(790,000)	(809,000)
Total other expense, net	(10,486,000)	(9,487,000)

(Loss) income before income taxes	(2,724,000)	2,112,000
Income tax benefit (expense)	689,000	(771,000)
Net (loss) income	(2,035,000)	1,341,000
Less: Net loss (income) attributable to the noncontrolling interest	39,000	(687,000)
Net (loss) income attributable to InterGroup Corporation	$(1,996,000)	$654,000

Net (loss) income per share
Basic	$(0.88)	$0.58
Diluted	N/A	$0.50

Net (loss) income per share attributable to InterGroup Corporation
Basic	$(0.87)	$0.28
Diluted	N/A	$0.25

Weighted average number of basic common shares outstanding	2,303,421	2,329,883
Weighted average number of diluted common shares outstanding	N/A	2,660,278

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

			Additional			InterGroup		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2019	3,404,982	$33,000	$10,342,000	$(39,760,000)	$(14,347,000)	$(43,732,000)	$(24,697,000)	$(68,429,000)

Net Income	-	-	-	336,000	-	336,000	308,000	644,000

Stock options expense	-	-	8,000	-	-	8,000	-	8,000

Investment in Santa Fe	-	-	(147,000)	-	-	(147,000)	74,000	(73,000)

Purchase of treasury stock	-	-	-	-	(156,000)	(156,000)	-	(156,000)

Balance at September 30, 2019	3,404,982	33,000	10,203,000	(39,424,000)	(14,503,000)	(43,691,000)	(24,315,000)	(68,006,000)

Net income	-	-	-	248,000	-	248,000	132,000	380,000

Stock options expense	-	-	9,000	-	-	9,000	-	9,000

Investment in Santa Fe	-	-	(46,000)	-	-	(46,000)	22,000	(24,000)

Purchase of treasury stock	-	-	-	-	(190,000)	(190,000)	-	(190,000)

Balance at December 31, 2019	3,404,982	33,000	10,166,000	(39,176,000)	(14,693,000)	(43,670,000)	(24,161,000)	(67,831,000)

Net loss	-	-	-	(2,580,000)	-	(2,580,000)	(479,000)	(3,059,000)

Stock options expense	-	-	121,000	-	-	121,000	-	121,000

Investment in Santa Fe	-	-	(4,279,000)	-	-	(4,279,000)	3,353,000	(926,000)

Investment in Portsmouth	-	-	(124,000)	-	-	(124,000)	62,000	(62,000)

Investment in Woodland	-	-	913,000	-	-	913,000		913,000

Purchase of treasury stock	-	-	-	-	(222,000)	(222,000)	-	(222,000)

Balance at March 31, 2020	3,404,982	$33,000	$6,797,000	$(41,756,000)	$(14,915,000)	$(49,841,000)	$(21,225,000)	$(71,066,000)

			Additional			InterGroup		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2018	3,395,616	$33,000	$10,522,000	$(41,217,000)	$(13,268,000)	$(43,930,000)	$(26,037,000)	$(69,967,000)

Net Income	-	-	-	630,000	-	630,000	498,000	1,128,000

Stock options expense	-	-	30,000	-	-	30,000	-	30,000

Purchase of treasury stock	-	-	-	-	(198,000)	(198,000)	-	(198,000)

Balance at September 30, 2018	3,395,616	33,000	10,552,000	(40,587,000)	(13,466,000)	(43,468,000)	(25,539,000)	(69,007,000)

Issuance of stock	9,366	-	-	-	-	-	-	-

Net loss	-	-	-	(1,027,000)	-	(1,027,000)	(95,000)	(1,122,000)

Stock options expense	-	-	29,000	-	-	29,000	-	29,000

Investment in Santa Fe	-	-	(31,000)	-	-	(31,000)	16,000	(15,000)

Purchase of treasury stock	-	-	-	-	(266,000)	(266,000)	-	(266,000)

Balance at December 31, 2018	3,404,982	33,000	10,550,000	(41,614,000)	(13,732,000)	(44,763,000)	(25,618,000)	(70,381,000)

Net income	-	-	-	1,051,000	-	1,051,000	284,000	1,335,000

Stock options expense	-	-	9,000	-	-	9,000	-	9,000

Purchase of treasury stock	-	-	-	-	(74,000)	(74,000)	-	(74,000)

Balance at March 31, 2019	3,404,982	$33,000	$10,559,000	$(40,563,000)	$(13,806,000)	$(43,777,000)	$(25,334,000)	$(69,111,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine months ended March 31,	2020	2019
Cash flows from operating activities:
Net (loss) income	$(2,035,000)	$1,341,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,594,000	3,626,000
Loss on disposal of assets	-	398,000
Deferred taxes	(688,000)	771,000
Net unrealized loss on marketable securities	1,771,000	1,534,000
Impairment loss on other investments	103,000	98,000
Stock compensation expense	138,000	68,000
Changes in operating assets and liabilities:
Investment in marketable securities	5,072,000	1,473,000
Other assets	233,000	2,555,000
Accounts payable and other liabilities - Justice	(3,182,000)	(2,740,000)
Accounts payable and other liabilities	96,000	-
Due to securities broker	(1,606,000)	137,000
Obligations for securities sold	(1,225,000)	(1,231,000)
Net cash provided by operating activities	2,271,000	8,030,000

Cash flows from investing activities:
Payments for hotel investments	(1,207,000)	(982,000)
Payments for real estate investments	(848,000)	(566,000)
Payments for investment in Santa Fe	(1,023,000)	(15,000)
Payments for investment in Portsmouth	(62,000)	-
Proceeds from other investments	115,000	103,000
Investment in Woodland	913,000	-
Net cash used in investing activities	(2,112,000)	(1,460,000)

Cash flows from financing activities:
Net payments of mortgage and other notes payable	(3,236,000)	(5,174,000)
Proceeds from line of credit	-	2,985,000
Purchase of treasury stock	(568,000)	(538,000)
Net cash used in financing activities	(3,804,000)	(2,727,000)

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,645,000)	3,843,000
Cash, cash equivalents and restricted cash at the beginning of the period	25,132,000	17,511,000
Cash, cash equivalents and restricted cash at the end of the period	$21,487,000	$21,354,000

Supplemental information:
Interest paid	$7,083,000	$7,542,000
Taxes paid (refund received)	$41,000	$(1,349,000)
Non-cash transaction:
Additions to Hotel equipment through capital lease	$30,000	$71,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by The InterGroup Corporation (“InterGroup” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of InterGroup and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. The March 31, 2020 Condensed Consolidated Balance Sheet was derived from the Consolidated Balance Sheet as included in the Company’s Form 10-K for the year ended June 30, 2019.

The results of operations for the nine months ended March 31, 2020 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2020.

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

On February 5, 2020, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF) pursuant to which the Company received 97,500 shares of common stock, par value $0.10 per share, of Santa Fe, in exchange for its contribution to Santa Fe of 4,460 shares of common stock (the “Common Stock”) of Intergroup Woodland Village, Inc., an Ohio corporation (“Transaction”). As a result of the contribution, Woodland Village has become a wholly owned subsidiary of Santa Fe. Before the issuance of the stock referenced in the preceding sentence, the Company had the power to vote 86.3% of the voting shares of Santa Fe, which includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and CEO, John V. Winfield, pursuant to a voting trust agreement entered into on June 30, 1998. Subsequent to this issuance, the Company has the power to vote 87.3% of the issued and outstanding common stock of Santa Fe, which includes the power to vote an approximately 3.7% interest in the common stock in Santa Fe under the aforementioned voting trust agreement. Mr. Winfield, Chairman of the Board of both the Company and Santa Fe, is a control person of both entities.

On February 5, 2020, after review by independent directors of the Company, and by the unanimous vote of all directors of the Company (with Mr. Winfield abstaining), the Board approved the entry into the Contribution Agreement and the consummation of the Transaction. The Company’s Board approved the Transaction after the receipt of a fairness opinion from a third-party independent firm. The Board was first made aware of the Transaction in early January 2020, received information to review on or about January 17, 2020 and was given multiple opportunities to discuss the materials with management before the February 5, 2020 Board meeting. The Contribution Agreement also contains a provision for a potential subsequent earn out to InterGroup pursuant to terms set forth therein.

Santa Fe’s primary business is conducted through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors Limited Partnership; a California limited partnership (“Justice” or the “Partnership”). InterGroup also directly owns approximately 13.5% of the common stock of Portsmouth.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. As of March 31, 2020, all of the Company’s residential and commercial rental properties are managed in-house.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax benefit (expense) during the nine months ended March 31, 2020 and 2019 represent the income tax effect on the Company’s pretax income which includes its share in the net income of the Hotel.

We have considered the income tax accounting and disclosure implications of the relief provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted on March 27, 2020. The effect of tax law changes is required to be recognized either in the interim period in which the legislation is enacted or reflected in the computation of the annual effective tax rate, depending on the nature of the change. As of March 31, 2020, we evaluated the income tax provisions of the CARES Act and have determined there to be no material effect on the March 31, 2020 tax provision. We will continue to evaluate the income tax provisions of the CARES Act and monitor the tax law changes that could have income tax accounting and disclosure implications.

Financial Condition and Liquidity

Historically, our cash flows have been primarily generated from our Hotel and real estate operations. However, management expects that the ongoing length and severity of the economic downturn, resulting from the continuing and uncertain impact of the COVID-19 pandemic, will have a material adverse impact on our business, financial condition, liquidity and financial results. As a result of our Hotel’s material decrease in occupancy and average daily rate, we expect our cash flow from operations to continue to be significantly lower than historical rates for the foreseeable future, until the pandemic resolves, and hotel occupancies return to historical rates.

We have taken several steps to preserve capital and increase liquidity, including the implementation of various cost saving initiatives at our Hotel. For further discussion, see “Item 2 - Negative Effects of COVID-19 on our Business” included in this Quarterly Report. We may also receive cash generated from the investment of our cash and marketable securities as well as other investments. In order to increase our liquidity positions and take advantage of the favorable interest rate environment, we refinanced our $8,481,000 and $2,473,000 mortgage note payables on our 151-unit apartment complex in New Jersey in April 2020 and obtained a new mortgage in the amount of $18,370,000. The new mortgage has a fixed interest rate of 3.17% and matures in April 2030. We received net proceeds of approximately $6,814,000 from the refinancing. We are also refinancing two of our California properties which are scheduled to close in June and July 2020, and we could refinance additional multifamily properties should the need arise; however, management does not deem it necessary at this time. We have an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) of which $5,000,000 is available to be drawn down as of June 18, 2020, should additional liquidity be necessary.

As of March 31, 2020, we had cash, cash equivalents, and restricted cash of $21,487,000 which included $11,550,000 of restricted cash held by our Hotel senior lender Wells Fargo Bank, N.A. (“Lender”). Of the total restricted cash held by the Lender, $7,977,000 was for furniture, fixtures and equipment (“FF&E”) reserves and $2,432,000 was for a possible future property improvement plan (“PIP”) request by our franchisor, Hilton. However, Hilton has confirmed that it will not require a PIP for our Hotel until relicensing which shall occur at the earlier of (i) January 2030, which is six years after the maturity date of our current senior and mezzanine loans, or (ii) upon the sale of our Hotel. Therefore, Justice is currently in discussions with the Lender to release the PIP deposits to the Hotel and to allow the Hotel to utilize some or all of its FF&E reserves to fund operating expenses as well as debt service. Additionally, Justice has requested to temporarily pay interest only on the senior mortgage and the suspension of the monthly FF&E reserve installment, for a combined monthly savings in cash flow of approximately $321,000. Justice anticipates a resolution with the Lender in regard to the aforementioned requests before June 30, 2020.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. The SBA Loan - Justice is scheduled to mature on April 9, 2022 and has a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. The SBA Loan – InterGroup is scheduled to mature on April 27, 2022 and has a 1.00% interest rate. Both the SBA Loan – Justice and SBA Loan – InterGroup (collectively the “SBA Loans”), may be forgiven if the funds are used for payroll and other qualified expenses. The SBA Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. New guidance on the criteria for forgiveness continues to be released.  In accordance with the requirements of the CARES Act, Justice and InterGroup will use proceeds from the SBA Loans primarily for payroll costs.

We cannot presently estimate the full financial impact of the unprecedented COVID-19 pandemic on our business or predict the related federal, state and local civil authority actions, which are highly dependent on the severity and duration of the pandemic, but we expect that the COVID-19 closures and other imposed restrictions will continue to have a significant adverse impact on our results of operations. Due to the uncertainties associated with the COVID-19 pandemic and the indeterminate length of time it will affect the hospitality industry, we have taken proactive measures to secure our liquidity position to be able to meet our obligations for the foreseeable future, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel. The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company’s marketable securities are classified as trading with unrealized gains and losses recorded through the consolidated statements of operations.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel and our real estate properties. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position, after giving effect to the transactions discussed above, will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if current levels of low occupancy were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. We believe that our cash on hand, cash provided by the SBA loans and real estate refinancing, along with other potential aforementioned sources of liquidity that management may be able to obtain, will be sufficient to fund our working capital needs, as well as our capital lease and debt obligations for at least the next twelve months and beyond. However, there can be no guarantee that management will be successful with its plan.

The following table provides a summary as of March 31, 2020, the Company’s material financial obligations which also including interest payments.

		3 Months	Year	Year	Year	Year
	Total	2020	2021	2022	2023	2024	Thereafter
Mortgage and subordinated notes payable	$170,306,000	$766,000	$12,483,000	$3,095,000	$37,816,000	$107,655,000	$8,491,000
Other notes payable	8,989,000	252,000	4,001,000	1,033,000	750,000	567,000	2,386,000
Interest	31,722,000	2,646,000	8,596,000	8,149,000	7,013,000	3,403,000	1,915,000
Total	$211,017,000	$3,664,000	$25,080,000	$12,277,000	$45,579,000	$111,625,000	$12,792,000

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

For the three months ended March 31,	2020	2019
Hotel revenues:
Hotel rooms	$9,642,000	$13,521,000
Food and beverage	874,000	1,218,000
Garage	650,000	652,000
Other operating departments	93,000	78,000
Total hotel revenue	$11,259,000	$15,469,000

For the nine months ended March 31,	2020	2019
Hotel revenues:
Hotel rooms	$35,453,000	$38,608,000
Food and beverage	3,521,000	4,232,000
Garage	2,162,000	2,160,000
Other operating departments	453,000	276,000
Total hotel revenue	$41,589,000	$45,276,000

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

Contract assets and liabilities

We do not have any material contract assets as of March 31, 2020 and June 30, 2019 other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our condensed consolidated balance sheets. Contract liabilities decreased to $404,000 as of March 31, 2020, from $1,215,000 as of June 30, 2019. The decrease for the nine months ended March 31, 2020 was primarily driven by $811,000 revenue recognized that was included in the advanced deposits balance as of June 30, 2019.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers and lease agreements do not extend beyond one year.

NOTE 3 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2020	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,746,000	(213,000)	1,533,000
Furniture and equipment	30,472,000	(27,358,000)	3,114,000
Building and improvements	64,005,000	(32,118,000)	31,887,000
Investment in Hotel, net	$98,961,000	$(59,689,000)	$39,272,000

		Accumulated	Net Book
June 30, 2019	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	521,000	(35,000)	486,000
Furniture and equipment	30,585,000	(26,842,000)	3,743,000
Building and improvements	63,879,000	(31,010,000)	32,869,000
Investment in Hotel, net	$97,723,000	$(57,887,000)	$39,836,000

NOTE 4 – INVESTMENT IN REAL ESTATE, NET

The Company’s investment in real estate includes sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. Investment in real estate consisted of the following:

As of	March 31, 2020	June 30, 2019
Land	$23,566,000	$23,566,000
Buildings, improvements and equipment	69,216,000	68,369,000
Accumulated depreciation	(43,489,000)	(41,629,000)
	49,293,000	50,306,000
Land held for development	1,468,000	1,467,000
Investment in real estate, net	$50,761,000	$51,773,000

NOTE 5 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At March 31, 2020 and June 30, 2019, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value

As of March 31, 2020
Corporate Equities	$8,675,000	$562,000	$(6,384,000)	$(5,822,000)	$2,853,000

As of June 30, 2019
Corporate Equities	$19,204,000	$1,753,000	$(11,261,000)	$(9,508,000)	$9,696,000

As of March 31, 2020, and June 30, 2019, approximately 10% and 7%, respectively, of the investment in marketable securities balance above is comprised of the common stock of Comstock Mining Inc (“Comstock”). As of March 31, 2020, and June 30, 2019, the Company had $6,095,000 and $11,088,000, respectively, of unrealized losses related to securities held for over one year; of which $5,823,000 and $10,900,000 are related to its investment in Comstock, respectively. For the nine months ended March 31, 2020, the decrease in unrealized losses is a result of reclassing $5,473,000 of net unrealized gain related to Comstock that was included in the cost basis as of June 30, 2019.

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net loss on marketable securities for the three and nine months ended March 31, 2020 and 2019, respectively:

For the three months ended March 31,	2020	2019
Realized loss on marketable securities, net	$(1,113,000)	$(169,000)
Unrealized (loss) gain on marketable securities, net	(1,254,000)	850,000
Unrealized (loss) gain on marketable securities related to Comstock	(26,000)	280,000
Net loss on marketable securities	$(2,393,000)	$961,000

For the nine months ended March 31,	2019	2018
Realized (loss) gain on marketable securities, net	$(1,190,000)	$353,000
Unrealized loss on marketable securities, net	(1,375,000)	(1,352,000)
Unrealized loss on marketable securities related to Comstock	(396,000)	(182,000)
Net loss on marketable securities	$(2,961,000)	$(1,181,000)

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

Other investments, net consist of the following:

Type	March 31, 2020	June 30, 2019
Private equity hedge fund, at cost	$273,000	$376,000
Other preferred stock, at cost	121,000	236,000
	$394,000	$612,000

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

The assets measured at fair value on a recurring basis are as follows:

As of	3/31/2020	6/30/2019
Assets:	Total - Level 1	Total - Level 1
Investment in marketable securities:
REITs and real estate companies	$1,671,000	$3,069,000
Basic material	427,000	829,000
Corporate bonds	360,000	1,420,000
Consumer cyclical	105,000	1,448,000
Energy	101,000	950,000
Financial services	86,000	951,000
Technology	43,000	651,000
Healthcare	39,000	185,000
Industrials	21,000	193,000
	$2,853,000	$9,696,000

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

			Net loss for the nine months
Assets	Level 3	March 31, 2020	ended March 31, 2020

Other non-marketable investments	$394,000	$394,000	$(103,000)

			Net loss for the nine months
Assets	Level 3	June 30, 2019	ended March 31, 2019

Other non-marketable investments	$612,000	$612,000	$(98,000)

For the nine months ended March 31, 2020 and 2019, we received distribution from other non-marketable investments of $115,000 and $103,000, respectively.

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

As of	3/31/2020	6/30/2019

Cash and cash equivalents	$7,994,000	$11,837,000
Restricted cash	13,493,000	13,295,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$21,487,000	$25,132,000

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

During the three months ended March 31, 2020 and 2019, the Company recorded stock option compensation cost of $121,000 and $9,000, respectively, related to stock options that were previously issued. During the nine months ended March 31, 2020 and 2019, the Company recorded stock option compensation cost of $138,000 and $68,000, respectively, related to stock options that were previously issued.

As of March 31, 2020, there was a total of $23,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 1.92 years.

In December 2018, the Company’s President and Chief Executive Officer, John V. Winfield exercised 26,805 vested Incentive Stock Options by surrendering 17,439 shares of the Company’s common stock at fair value as payment of the exercise price, resulting in a net issuance to him of 9,366 shares. No additional compensation expense was recorded related to the issuance.

On February 25, 2020, shareholders of the Company voted in favor of amendments to the Company’s 2010 Omnibus Employee Incentive Plan (the “2010 Incentive Plan”) which would amend Section 1.3 of the 2010 Incentive Plan to extend the term from ten (10) years to sixteen (16) years, and Section 6.4 of the 2010 Incentive Plan to change “tenth (10th) anniversary date” to “twentieth (20th) anniversary date”. This would increase the term of the 2010 Incentive Plan to 20 years (expiring in February 2030 instead of February 2020) and also permit the existence of options with a term longer than ten years. The purpose of the amendment to the term is to extend its existence as our only equity incentive plan. The purpose of amendment of the allowable term of options is so that the Board may extend the term of the 100,000 options granted to John Winfield on March 16, 2010 from ten years to sixteen years so that these options will terminate on March 16, 2026 instead of on March 16, 2020, in recognition of Mr. Winfield’s contributions to and leadership of our Company. Upon approval of these amendments by the shareholders, our Board of Directors extended the term of Mr. Winfield’s options as described in this paragraph. As a result of extending Mr. Winfield’s options, the Company recorded stock option compensation cost of $116,000 in March, 2020.

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

The following table summarizes the stock options activity from July 1, 2018 through March 31, 2020:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at	July 1, 2018	368,000	$17.21	4.17	$3,505,000
Granted		-	-
Exercised		(26,805)	20.52
Forfeited		-	-
Exchanged		-	-
Outstanding at	June 30, 2019	341,195	$16.95	3.07 years	$4,680,000
Exercisable at	June 30, 2019	330,395	$16.62	2.92 years	$4,643,000
Vested and Expected to vest at	June 30, 2019	341,195	$16.95	3.07 years	$4,680,000

Outstanding at	July 1, 2019	341,195	$16.95	3.07 years	$4,680,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Outstanding at	March 31, 2020	341,195	$16.95	4.08 years	$4,110,000
Exercisable at	March 31, 2020	333,995	$16.73	4.02 years	$4,098,000
Vested and Expected to vest at	March 31, 2020	341,195	$16.95	4.08 years	$4,110,000

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

Information below represents reported segments for the three and nine months ended March 31, 2020 and 2019. Operating income (loss) from hotel operations consists of the operation of the hotel and the garage. Operating income from real estate operations consists of the operation of rental properties. Operating loss from investment transactions consists of net investment gains (losses), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax (expense) benefit for the entire Company.

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2020	Operations	Operations	Transactions	Corporate	Total
Revenues	$11,259,000	$3,757,000	$-	$-	$15,016,000
Segment operating expenses	(10,060,000)	(2,071,000)	-	(890,000)	(13,021,000)
Segment income (loss) from operations	1,199,000	1,686,000	-	(890,000)	1,995,000
Interest expense - mortgage and related party	(1,663,000)	(588,000)	-	-	(2,251,000)
Depreciation and amortization expense	(597,000)	(619,000)	-	-	(1,216,000)
Loss from investments	-	-	(2,647,000)	-	(2,647,000)
Income tax benefit	-	-	-	1,060,000	1,060,000
Net income (loss)	$(1,061,000)	$479,000	$(2,647,000)	$170,000	$(3,059,000)
Total assets	$57,709,000	$50,761,000	$3,247,000	$7,335,000	$119,052,000

For the three months	Hotel	Real Estate	Investment
ended March 31, 2019	Operations	Operations	Transactions	Corporate	Total
Revenues	$15,469,000	$3,744,000	$-	$-	$19,213,000
Segment operating expenses	(11,378,000)	(2,051,000)	-	(667,000)	(14,096,000)
Segment income (loss) from operations	4,091,000	1,693,000	-	(667,000)	5,117,000
Interest expense - mortgage and related party	(1,812,000)	(598,000)	-	-	(2,410,000)
Loss on disposal of assets	(398,000)	-	-	-	(398,000)
Depreciation and amortization expense	(611,000)	(607,000)	-	-	(1,218,000)
Gain from investments	-	-	745,000	-	745,000
Income tax expense	-	-	-	(501,000)	(501,000)
Net income (loss)	$1,270,000	$488,000	$745,000	$(1,168,000)	$1,335,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2020	Operations	Operations	Transactions	Corporate	Total
Revenues	$41,589,000	$11,313,000	$-	$-	$52,902,000
Segment operating expenses	(33,138,000)	(6,110,000)	-	(2,231,000)	(41,479,000)
Segment income (loss) from operations	8,451,000	5,203,000	-	(2,231,000)	11,423,000
Interest expense - mortgage and related party	(5,190,000)	(1,788,000)	-	-	(6,978,000)
Depreciation and amortization expense	(1,801,000)	(1,860,000)	-	-	(3,661,000)
Loss from investments	-	-	(3,508,000)	-	(3,508,000)
Income tax benefit	-	-	-	689,000	689,000
Net income (loss)	$1,460,000	$1,555,000	$(3,508,000)	$(1,542,000)	$(2,035,000)
Total assets	$57,709,000	$50,761,000	$3,247,000	$7,335,000	$119,052,000

For the nine months	Hotel	Real Estate	Investment
ended March 31, 2019	Operations	Operations	Transactions	Corporate	Total
Revenues	$45,276,000	$11,175,000	$-	$-	$56,451,000
Segment operating expenses	(33,424,000)	(5,929,000)	-	(1,789,000)	(41,142,000)
Segment income (loss) from operations	11,852,000	5,246,000	-	(1,789,000)	15,309,000
Interest expense - mortgage and related party	(5,423,000)	(1,957,000)	-	-	(7,380,000)
Loss on disposal of assets	(398,000)	-	-	-	(398,000)
Depreciation and amortization expense	(1,896,000)	(1,814,000)	-	-	(3,710,000)
Loss from investments	-	-	(1,709,000)	-	(1,709,000)
Income tax expense	-	-	-	(771,000)	(771,000)
Net income (loss)	$4,135,000	$1,475,000	$(1,709,000)	$(2,560,000)	$1,341,000

NOTE 11 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of March 31, 2020 and June 30, 2019, respectively.

As of	3/31/2020	6/30/2019

Note payable - Hilton	$3,088,000	$3,325,000
Note payable - Interstate	1,708,000	1,896,000
Other notes payable	2,000	40,000
Total related party and other notes payable	$4,798,000	$5,261,000

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. As of March 31, 2020, and June 30, 2019, balance of the key money plus accrued interest is $1,008,000 and $2,049,000, respectively, and is included in restricted cash in the condensed consolidated balance sheets. Unamortized portion of the key money is included in the related party notes payable in the condensed consolidated balance sheets.

As of March 31, 2020, the Company had finance lease obligations outstanding of $1,206,000. These finance leases expire in various years through 2023 at rates ranging from 4.62% to 6.25% per annum. Minimum future lease payments for assets under finance leases as of March 31, 2020 are as follows:

For the year ending June 30,
2020	$126,000
2021	503,000
2022	492,000
2023	188,000
Total minimum lease payments	1,309,000
Less interest on finance lease	(103,000)
Present value of future minimum lease payments	$1,206,000

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2020	$252,000
2021	4,001,000
2022	1,033,000
2023	750,000
2024	567,000
Thereafter	2,386,000
$8,989,000

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $92,656,000 and $93,746,000 as of March 31, 2020 and June 30, 2019, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly. As a result of the refinance, Justice has generated $500,000 in annual interest expense savings.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of March 31, 2020, InterGroup is in compliance with both requirements. However, due to the Hotel’s current low occupancy and its negative impact on the Hotel’s cash flow, Justice Operating Company, LLC may not meet certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lock-box by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR. Justice has not missed any of its debt service payments and does not anticipate missing any debt obligations even during these uncertain times for at least the next twelve months and beyond.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 1, 2021. The balance of this loan was $3,000,000 as of March 31, 2020 and June 30, 2019, and is eliminated in the condensed consolidated balance sheets.

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Intergroup Woodland Village, Inc. (“Woodland Village”) and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. Woodland Village holds a three-story apartment complex in Santa Monica, California and is a subsidiary of Santa Fe and the Company. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest were due in July 2019. In July 2019, the Company obtained a modification from CIBC which increased the RLOC by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC.

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

On February 5, 2020, Santa Fe acquired additional 44.6% interest in Woodland Village from InterGroup by issuing 97,500 shares of its common stock to InterGroup. As a result of the transaction, Woodland Village has become a wholly owned subsidiary of Santa Fe. The transaction is being made pursuant to a Contribution Agreement (the “Contribution Agreement”) between Santa Fe and InterGroup, dated February 5, 2020. The Contribution Agreement also contains a provision for a potential subsequent earn out to InterGroup pursuant to terms set forth therein.

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

NOTE 12 – ACCOUNTS PAYABLE AND OTHER LIABILITIES - JUSTICE

The following summarizes the balances of accounts payable and other liabilities – Justice as of March 31, 2020 and June 30, 2019.

As of	3/31/2020	6/30/2019

Trade payable	$3,041,000	$1,792,000
Advance deposits	404,000	1,215,000
Property tax payable	31,000	1,046,000
Payroll and related accruals	1,768,000	2,584,000
Interest payable	421,000	412,000
Withholding and other taxes payable	1,144,000	1,831,000
Security deposit	52,000	52,000
Other payables	1,255,000	2,366,000
Total accounts payable and other liabilities - Justice	$8,116,000	$11,298,000

NOTE 13 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of March 31, 2020 and June 30, 2019.

As of	3/31/2020	6/30/2019

Trade payable	$822,000	$521,000
Advance deposits	392,000	378,000
Property tax payable	421,000	595,000
Payroll and related accruals	48,000	47,000
Interest payable	220,000	221,000
Withholding and other taxes payable	1,069,000	1,108,000
Security deposit	738,000	736,000
Other payables	152,000	160,000
Total accounts payable and other liabilities	$3,862,000	$3,766,000

NOTE 14 – SUBSEQUENT EVENTS

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. The SBA Loan - Justice is scheduled to mature on April 9, 2022 and has a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. The SBA Loan – InterGroup is scheduled to mature on April 27, 2022 and has a 1.00% interest rate. Both the SBA Loan – Justice and SBA Loan – InterGroup (collectively the “SBA Loans”), may be forgiven if the funds are used for payroll and other qualified expenses. The SBA Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. New guidance on the criteria for forgiveness continues to be released.  In accordance with the requirements of the CARES Act, Justice and InterGroup will use proceeds from the SBA Loans primarily for payroll costs.

In April 2020, the Company refinanced its $8,481,000 and $2,473,000 mortgage note payables on its apartment complex in New Jersey and obtained a new mortgage in the amount of $18,370,000. The new mortgage has a fixed interest rate of 3.17% and matures in April 2030. The Company received net proceeds of approximately $6,814,000 from the refinancing.

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

Such statements are subject to certain risks and uncertainties. These risks and uncertainties include, but are not limited to, the following: national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry; the impact of terrorism and war on the national and international economies, including tourism, securities markets, energy and fuel costs; natural disasters; general economic conditions and competition in the hotel industry in the San Francisco area; seasonality, labor relations and labor disruptions; actual and threatened pandemics such as swine flu or the outbreak of COVID-19 or similar outbreaks; partnership distributions; the ability to obtain financing at favorable interest rates and terms; securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

On March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 194, the Securities and Exchange Commission issued Order Release No. 34-88465 (the “Order”) granting exemptions to registrants subject to the reporting requirements of the Exchange Act Section 13(a) or 15(d) due to circumstances related to the coronavirus disease 2019 (“COVID-19”). Due to the circumstances related to COVID-19, the Company has relied on the Order with respect to this Quarterly Report on Form 10-Q (“Form 10-Q”) for the period ended March 31, 2020. Absent the Order, the Form 10-Q was due on May 15, 2020. The Company was unable to file the Form 10-Q on a timely basis due to delays in the preparation and final review of the Form 10-Q by the relevant parties within the Company, due in part by the attention and resources the Company has focused on addressing the severe impacts of the COVID-19 pandemic on our business and operations.

Negative Effects of COVID-19 on our Business

On February 25, 2020, the City of San Francisco issued the proclamation by the Mayor declaring the existence of a local emergency. The negative effects of the novel strain of coronavirus (“COVID-19”) on our business have been significant. In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally. It has also disrupted the normal operations of many businesses, including ours. To mitigate the harm from the pandemic, on March 16, 2020, the City and County of San Francisco, along with a group of five other Bay Area counties and the City of Berkeley, issued parallel health officer orders imposing shelter in place limitations across the Bay Area, requiring everyone to stay safe at home except for certain essential needs. Since February 2020, several unfavorable events have unfolded causing demand for our hotel rooms to suffer including cancellations of all citywide conventions, reduction of flights in and out of the Bay Area and decline in both leisure and business travel.

In response to the decrease in demand, we have since furloughed all managers at the Hotel except for members of the executive team and continue to limit hourly staff to a minimum. As of the date of this Quarterly Report, we have temporarily closed all of our food and beverage outlets. We continue to implement social distancing standards to keep employees and guests safe. The full impact and duration of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report. The pandemic effectively eliminated our ability to generate any profits, due to the drastic decline in both leisure and business travel. As a result, management believes the ongoing length and severity of the economic downturn caused by the pandemic will have a material adverse impact on our future business, financial condition, liquidity and financial results for the fiscal year ending June 30, 2020. We are also assessing the potential impact on the impairment analysis of our long-lived assets and the realization of our deferred tax assets.

As a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. We are currently evaluating the impact of the provisions of the CARES Act. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. As described in Note 12 – Subsequent Events, on April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the CARES Act. The Company received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA Loan primarily for payroll costs. The SBA Loan is scheduled to mature on April 9, 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principle and interest are deferred for the first six (6) months and the loan may be forgiven if the funds are used for payroll and other qualified expenses.

RESULTS OF OPERATIONS

As of March 31, 2020, the Company owned approximately 87.3% of the common shares of its subsidiary, Santa Fe and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 13.5% of the common shares of Portsmouth. Historically, the Company’s principal source of revenue is derived from the investment of its subsidiary, Portsmouth, in the Justice Investors Limited Partnership (“Justice” or the “Partnership”) inclusive of hotel room revenue, food and beverage revenue, garage revenue, and revenue from other operating departments. Justice owns the Hotel and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company. However, the impact of the COVID-19 pandemic is highly uncertain and management expects that the ongoing length and severity of the economic downturn will have a material adverse impact on our business, financial condition, liquidity and financial results.

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

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The Company had net loss of $3,059,000 for the three months ended March 31, 2020 compared to net income of $1,335,000 for the three months ended March 31, 2019. The change is primarily attributable to the decrease in Hotel revenue and increasd loss on marketable securities.

Hotel Operations

The Company had net loss from Hotel operations of $1,061,000 for the three months ended March 31, 2020 compared to net income of $1,270,000 for the three months ended March 31, 2019. The change is primarily attributable to the decrease in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2020 and 2019.

For the three months ended March 31,	2020	2019
Hotel revenues:
Hotel rooms	$9,642,000	$13,521,000
Food and beverage	874,000	1,218,000
Garage	650,000	652,000
Other operating departments	93,000	78,000
Total hotel revenues	11,259,000	15,469,000
Operating expenses excluding depreciation and amortization	(10,060,000)	(11,378,000)
Operating income before interest, depreciation and amortization	1,199,000	4,091,000
Loss on disposal of assets	-	(398,000)
Interest expense - mortgage	(1,663,000)	(1,812,000)
Depreciation and amortization expense	(597,000)	(611,000)
Net (loss) income from Hotel operations	$(1,061,000)	$1,270,000

For the three months ended March 31, 2020, the Hotel had operating income of $1,199,000 before interest expense, depreciation and amortization on total operating revenues of $11,259,000 compared to operating income of $4,091,000 before interest expense, depreciation and amortization on total operating revenues of $15,469,000 for the three months ended March 31, 2019. For the three months ended March 31, 2020, room revenues decreased by $3,879,000, and food and beverage revenue decreased by $344,000, compared to the three months ended March 31, 2019. The year over year decline in both areas are result of the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak in March 2020. Revenue from garage and other operating departments increased mainly due to increase in cancellation revenue.

Total operating expenses decreased by $1,318,000 due to decrease in salaries and wages, rooms commission, credit card fees, management fees, franchise fees, and legal fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended March 31, 2020 and 2019.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2020	$242	76%	$184
2019	$290	95%	$276

The Hotel’s revenues decreased by 27% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $48, average occupancy dropped 19%, and RevPAR decreased by $92 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Real Estate Operations

Net income from real estate operations for the three months ended March 31, 2020 decreased by $9,000 compared to the three months ended March 31, 2019 due to increase in legal fees and repairs and maintenance expense. All of Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $2,393,000 for the three months ended March 31, 2020 compared to a net gain on marketable securities of $961,000 for the three months ended March 31, 2019. For the three months ended March 31, 2020, the Company had a net realized loss of $1,113,000 and a net unrealized loss of $1,280,000. For the three months ended March 31, 2019, the Company had a net realized loss of $169,000 and a net unrealized gain of $1,130,000.

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

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax expense (benefit) during the three months ended March 31, 2020 and 2019 represent primarily the income tax effect of the pretax income (loss) at InterGroup, Santa Fe, and Portsmouth, which includes its share in net income (loss) of the Hotel.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

The Company had net loss of $2,035,000 for the nine months ended March 31, 2020 compared to net income of $1,341,000 for the nine months ended March 31, 2019. The change is primarily attributable to the decrease in Hotel revenue and increased loss on marketable securities.

Hotel Operations

The Company had net income from Hotel operations of $1,460,000 for the nine months ended March 31, 2020 compared to net income of $4,135,000 for the nine months ended March 31, 2019. The change is primarily attributable to the decrease in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2020 and 2019.

For the nine months ended March 31,	2020	2019
Hotel revenues:
Hotel rooms	$35,453,000	$38,608,000
Food and beverage	3,521,000	4,232,000
Garage	2,162,000	2,160,000
Other operating departments	453,000	276,000
Total hotel revenues	41,589,000	45,276,000
Operating expenses excluding depreciation and amortization	(33,138,000)	(33,424,000)
Operating income before interest, depreciation and amortization	8,451,000	11,852,000
Loss on disposal of assets	-	(398,000)
Interest expense - mortgage	(5,190,000)	(5,423,000)
Depreciation and amortization expense	(1,801,000)	(1,896,000)
Net income from Hotel operations	$1,460,000	$4,135,000

For the nine months ended March 31, 2020, the Hotel had operating income of $8,451,000 before interest, depreciation and amortization on total operating revenues of $41,589,000 compared to operating income of $11,852,000 before interest, depreciation and amortization on total operating revenues of $45,276,000 for the nine months ended March 31, 2019.

For the nine months ended March 31, 2020, room revenues decreased by $3,155,000 and food and beverage revenue decreased by $711,000. The year over year decline in both areas are result of the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak in March 2020. Garage revenue remained consistent year over year. Revenue from other operating departments increased by $177,000 as a result of increase in cancellation revenue.

Total operating expenses decreased by $286,000 due to decrease in management fees, rooms commission, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the nine months ended March 31, 2020 and 2019.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2020	$256	91%	$233
2019	$269	96%	$259

The Hotel’s total revenues decreased by 8% for the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019. Average daily rate decreased by $13 and RevPAR decreased by $26 for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019. Average occupancy dropped by 5% during the nine months ended March 31, 2020 versus the comparable period.

Real Estate Operations

Net income from real estate operations for the nine months ended March 31, 2020 increased by $80,000 compare to the nine months ended March 31, 2019 due to reduction in mortgage interest and increased revenue. All of Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $2,961,000 for the nine months ended March 31, 2020 compared to a net loss on marketable securities of $1,181,000 for the nine months ended March 31, 2019. For the nine months ended March 31, 2020, the Company had a net realized loss of $1,190,000 and a net unrealized loss of $1,771,000. For the nine months ended March 31, 2019, the Company had a net realized gain of $353,000 and a net unrealized loss of $1,534,000.

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

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit (expense) during the nine months ended March 31, 2020 and 2019 represents primarily the income tax effect of the pretax income (loss) at InterGroup, Santa Fe, and Portsmouth, which includes its share in net income of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of March 31, 2020 and June 30, 2019 by selected industry groups.

		% of Total
As of March 31, 2020		Investment
Industry Group	Fair Value	Securities

REIT’s and real estate companies	$1,671,000	58.6%
Basic material	427,000	15.0%
Corporate bonds	360,000	12.6%
Consumer cyclical	105,000	3.7%
Energy	101,000	3.5%
Financial services	86,000	3.0%
Technology	43,000	1.5%
Healthcare	39,000	1.4%
Industrials	21,000	0.7%
	$2,853,000	100.0%

		% of Total
As of June 30, 2019		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$3,069,000	31.8%
Consumer cyclical	1,448,000	14.9%
Corporate bonds	1,420,000	14.6%
Financial	951,000	9.8%
Energy	950,000	9.8%
Basic material	829,000	8.5%
Technology	651,000	6.7%
Industrials	193,000	2.0%
Healthcare	185,000	1.9%
	$9,696,000	100.0%

As of March 31, 2020, the Company’s investment portfolio includes approximately 23 equity positions. The Company holds four equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 42% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NYSE: ARL), which is included in the REITs and real estate companies’ industry group.

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

The following table shows the net gain or loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended March 31,	2020	2019
Net (loss) gain on marketable securities	$(2,393,000)	$961,000
Impairment loss on other investments	(103,000)	(98,000)
Dividend and interest income	105,000	194,000
Margin interest expense	(114,000)	(139,000)
Trading and management expenses	(142,000)	(173,000)
Net (loss) gain from investment transactions	$(2,647,000)	$745,000

For the nine months ended March 31,	2020	2019
Net loss on marketable securities	$(2,961,000)	$(1,181,000)
Impairment loss on other investments	(103,000)	(98,000)
Dividend and interest income	346,000	379,000
Margin interest expense	(366,000)	(427,000)
Trading and management expenses	(424,000)	(382,000)
Net loss from investment transactions	$(3,508,000)	$(1,709,000)

FINANCIAL CONDITION AND LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel and real estate operations. However, management expects that the ongoing length and severity of the economic downturn, resulting from the continuing and uncertain impact of the COVID-19 pandemic, will have a material adverse impact on our business, financial condition, liquidity and financial results. As a result of our Hotel’s material decrease in occupancy and average daily rate, we expect our cash flow from operations to continue to be significantly lower than historical rates for the foreseeable future, until the pandemic resolves, and hotel occupancies return to historical rates.

We have taken several steps to preserve capital and increase liquidity, including the implementation of various cost saving initiatives at our Hotel. For further discussion, see “Item 2 - Negative Effects of COVID-19 on our Business” included in this Quarterly Report. We may also receive cash generated from the investment of our cash and marketable securities as well as other investments. In order to increase our liquidity positions and take advantage of the favorable interest rate environment, we refinanced our $8,481,000 and $2,473,000 mortgage note payables on our 151-unit apartment complex in New Jersey in April 2020 and obtained a new mortgage in the amount of $18,370,000. The new mortgage has a fixed interest rate of 3.17% and matures in April 2030. We received net proceeds of approximately $6,814,000 from the refinancing. We are also refinancing two of our California properties which are scheduled to close in June and July 2020, and we could refinance additional multifamily properties should the need arise; however, management does not deem it necessary at this time. We have an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) of which $5,000,000 is available to be drawn down as of June 18, 2020, should additional liquidity be necessary.

As of March 31, 2020, we had cash, cash equivalents, and restricted cash of $21,487,000 which included $11,550,000 of restricted cash held by our Hotel senior lender Wells Fargo Bank, N.A. (“Lender”). Of the total restricted cash held by the Lender, $7,977,000 was for furniture, fixtures and equipment (“FF&E”) reserves and $2,432,000 was for a possible future property improvement plan (“PIP”) request by our franchisor, Hilton. However, Hilton has confirmed that it will not require a PIP for our Hotel until relicensing which shall occur at the earlier of (i) January 2030, which is six years after the maturity date of our current senior and mezzanine loans, or (ii) upon the sale of our Hotel. Therefore, Justice is currently in discussions with the Lender to release the PIP deposits to the Hotel and to allow the Hotel to utilize some or all of its FF&E reserves to fund operating expenses as well as debt service. Additionally, Justice has requested to temporarily pay interest only on the senior mortgage and the suspension of the monthly FF&E reserve installment, for a combined monthly savings in cash flow of approximately $321,000. Justice anticipates a resolution with the Lender in regard to the aforementioned requests before June 30, 2020.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. The SBA Loan - Justice is scheduled to mature on April 9, 2022 and has a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. The SBA Loan – InterGroup is scheduled to mature on April 27, 2022 and has a 1.00% interest rate. Both the SBA Loan – Justice and SBA Loan – InterGroup (collectively the “SBA Loans”), may be forgiven if the funds are used for payroll and other qualified expenses. The SBA Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. New guidance on the criteria for forgiveness continues to be released. In accordance with the requirements of the CARES Act, Justice and InterGroup will use proceeds from the SBA Loans primarily for payroll costs.

We cannot presently estimate the full financial impact of the unprecedented COVID-19 pandemic on our business or predict the related federal, state and local civil authority actions, which are highly dependent on the severity and duration of the pandemic, but we expect that the COVID-19 closures and other imposed restrictions will continue to have a significant adverse impact on our results of operations. Due to the uncertainties associated with the COVID-19 pandemic and the indeterminate length of time it will affect the hospitality industry, we have taken proactive measures to secure our liquidity position to be able to meet our obligations for the foreseeable future, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel. The Company has invested in short-term, income-producing instruments and in equity and debt securities when deemed appropriate. The Company’s marketable securities are classified as trading with unrealized gains and losses recorded through the consolidated statements of operations.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel and our real estate properties. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position, after giving effect to the transactions discussed above, will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if current levels of low occupancy were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. We believe that our cash on hand, cash provided by the SBA loans and real estate refinancing, along with other potential aforementioned sources of liquidity that management may be able to obtain, will be sufficient to fund our working capital needs, as well as our capital lease and debt obligations for at least the next twelve months and beyond. However, there can be no guarantee that management will be successful with its plan.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2020, the Company’s material financial obligations which also including interest payments.

		3 Months	Year	Year	Year	Year
	Total	2020	2021	2022	2023	2024	Thereafter
Mortgage and subordinated notes payable	$170,306,000	$766,000	$12,483,000	$3,095,000	$37,816,000	$107,655,000	$8,491,000
Other notes payable	8,989,000	252,000	4,001,000	1,033,000	750,000	567,000	2,386,000
Interest	31,722,000	2,646,000	8,596,000	8,149,000	7,013,000	3,403,000	1,915,000
Total	$211,017,000	$3,664,000	$25,080,000	$12,277,000	$45,579,000	$111,625,000	$12,792,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the nine months ended March 31, 2020 except for the adoption of ASU 2016-02. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for a summary of the critical accounting policies.

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

PART II.

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the period ending March 31, 2020, there were no pending or threatened legal actions.

Item 1A. RISK FACTORS

Except as set forth below, during the period ended March 31, 2020, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

The responses by federal, state, and local civil authority to the COVID-19 pandemic has had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.

The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. The shelter-in-place, physical distancing, city closures and their consequences have dramatically reduced travel, conventions and demand for hotel rooms, which has and will continue to impact our business, operations, and financial results. The extent to which the closures impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the closures; the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; our ability to successfully navigate the impacts of the closures; governments actions, businesses and individuals take in response to the closures, including limiting or banning travel; and how quickly economies, travel activity, and demand for lodging recovers after the closures subsides.

The COVID-19 closures have subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

●	Risks Related to Revenue: The COVID-19 closures and other imposed restrictions have negatively impacted and will in the future negatively impact to an extent we are unable to predict, our revenue from the Hotel. Currently, the Hotel is not generating revenue sufficient to meet its operating expenses, which is adversely affecting our net income.

●	Risks Related to Operations: Because of the significant decline in the demand for hotel rooms, Interstate have taken steps to reduce operating costs and improve efficiency, including furloughing a substantial number of its personnel and implementing reduced work weeks for other personnel. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty, or our ability to attract and retain associates, and our reputation and market share may suffer as a result. For example, if our furloughed personnel do not return to work with us when the COVID-19 closures and imposed restrictions are lifted, including because they find new jobs during the furlough, we may experience operational challenges that impact guest loyalty and our market share, which could limit our ability to grow revenue and could reduce our profits. Further, reputational damage from, and the financial impact of, reduced work weeks could lead associates to depart the company and could make it harder for us to recruit new associates in the future. We may also face demands or requests from labor unions that represent our associates, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans.

COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in our 2019 Form 10-K, which in turn could materially adversely affect our business, financial condition, liquidity, and results of operations (including revenues and profitability). Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider presenting significant risks to our operations.

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

THE INTERGROUP CORPORATION
(Registrant)

Date:	June 18, 2020	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	June 18, 2020	by	/s/ Danfeng Xu
Danfeng Xu
Treasurer and Controller
(Principal Financial Officer)

-33-