Form 10-K
period 2020-06-30
INTERGROUP CORP
filed 2020-09-09
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

[  ] Yes [X] No

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

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]		Accelerated Filer	[ ]

Non-Accelerated Filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

[  ] Yes [X] No

The aggregate market value of the Common Stock, no par value, held by non-affiliates computed by reference to the average bid and asked price on December 31, 2019 was $29,720,000.

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	INTG	NASDAQ CAPITAL MARKET

The number of shares outstanding of registrant’s Common Stock, as of September 9, 2020 was 2,287,147.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the impact to our business and financial condition, and measures being taken in response to COVID-19, the effects of competition and the effects of future legislation or regulations and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.

Currently, one of the most significant factors is the potential adverse effect of COVID-19, including possible resurgences, on our financial condition, results of operations, cash flows and performance, and on the global economy and financial markets. The extent to which COVID-19 impacts us and guests at our hotel will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its effect, additional closures that may be mandated or advisable whether due to an increased number of COVID-19 cases or otherwise, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-K and incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and our Annual Report on Form 10-K for the year ended June 30, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

Other factors that may cause actual results to differ materially from current expectations include, but are not limited to:

●	risks associated with the lodging industry, including competition, increases in wages, labor relations, energy and fuel costs, actual and threatened pandemics, actual and threatened terrorist attacks, and downturns in domestic and international economic and market conditions, particularly in the San Francisco Bay area;

●	risks associated with the real estate industry, including changes in real estate and zoning laws or regulations, increases in real property taxes, rising insurance premiums, costs of compliance with environmental laws and other governmental regulations;

●	the availability and terms of financing and capital and the general volatility of securities markets;

●	changes in the competitive environment in the hotel industry;

●	economic volatility and potential recessive trends;

●	risks related to natural disasters;

●	litigation; and

●	other risk factors discussed below in this Report.

All such forward-looking statements are based on current expectations of management and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risks and uncertainties in Item 1A: “Risk Factors” in this Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and our Annual Report on Form 10-K for the year ended June 30, 2019, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, as well as risks, uncertainties and other factors discussed in this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

GENERAL

The InterGroup Corporation (“InterGroup” or the “Company” and may also be referred to as “we” “us” or “our” in this report) is a Delaware corporation formed in 1985, as the successor to Mutual Real Estate Investment Trust (“M-REIT”), a New York real estate investment trust created in 1965. The Company has been a publicly held company since M-REIT’s first public offering of shares in 1966.

The Company was organized to buy, develop, operate, rehabilitate and dispose of real property of various types and descriptions, and to engage in such other business and investment activities as would benefit the Company and its shareholders. The Company was founded upon, and remains committed to, social responsibility. Such social responsibility was originally defined as providing decent and affordable housing to people without regard to race. In 1985, after examining the impact of federal, state and local equal housing laws, the Company determined to broaden its definition of social responsibility. The Company changed its form from a REIT to a corporation so that it could pursue a variety of investments beyond real estate and broaden its social impact to engage in any opportunity which would offer the potential to increase shareholder value within the Company’s underlying commitment to social responsibility.

As of June 30, 2020, the Company owned approximately 83.7% of the common shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTC Market Inc.’s Pink: SFEF). As of June 30, 2020, InterGroup also has the power to vote an approximately 3.7% interest in the common stock in Santa Fe owned by InterGroup Chairman and CEO, John V. Winfield, pursuant to a voting trust agreement entered into on June 30, 1998. Mr. Winfield, Chairman of the Board of both Santa Fe and InterGroup, is a control person of both entities. Santa Fe’s revenue is primarily generated through its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTC Market Inc.’s Pink: PRSI). InterGroup also directly owns approximately 13.7% of Portsmouth. Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”). Portsmouth has a 93.3% limited partnership interest in Justice and is the sole general partner. The financial statements of Justice are consolidated with those of the Company.

Justice, through its subsidiaries Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”) owns and operates a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Mezzanine is a wholly owned subsidiary of the Partnership; Operating is a wholly owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (“Hilton”) through January 31, 2030.

Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel, along with its five-level parking garage, with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms of the HMA, base management fee payable to Interstate shall be one and seven-tenths percent (1.70%) of total Hotel revenue. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the newly combined company will be positioned under the Aimbridge Hospitality name in the Americas.

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States but are concentrated in Texas and Southern California. The Company also has an investment in unimproved real property. As of June 30, 2020, all of the Company’s operating real estate properties are managed in-house.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors and its Executive Strategic Real Estate and Securities Investment Committee. The Company may also look for new real estate investment opportunities in hotels, apartments, office buildings and development properties. The acquisition of any new real estate investments will depend on the Company’s ability to find suitable investment opportunities and the availability of sufficient financing to acquire such investments. To help fund any such acquisition, the Company may borrow funds to leverage its investment capital. The amount of any such debt will depend on a number of factors including, but not limited to, the availability of financing and the sufficiency of the acquisition property’s projected cash flows to support the operations and debt service.

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

HOTEL MANAGEMENT COMPANY AGREEMENT

On February 1, 2017, Justice entered into a Hotel management agreement with Interstate Management Company, LLC to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Interstate shall be one and seven-tenths (1.70%) of total Hotel revenue. For the fiscal years ended June 30, 2020 and 2019, Interstate management fees were $341,000 and $1,206,000, respectively, and are included in Hotel operating expenses in the consolidated statements of operations. As part of the Hotel management agreement, Interstate, through the Partnership’s wholly owned subsidiary, Kearny Street Parking LLC, manages the parking garage in-house.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Partnership entered into an amended lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third-floor space of the Hotel commonly known as the Chinese Culture Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease that began in 1967.

The amended lease, among other things, requires the Partnership to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. As of June 30, 2020, monthly event space fee is $6,200. The term of the amended lease expires on October 17, 2023, with an automatic extension for another 10-year term if the property continues to be operated as a hotel. Subject to certain conditions as set forth in the amended lease, the Foundation is entitled to reserve for a maximum of 75 days per calendar year for use of the event space. In the event that the Partnership needs the event space during one of the dates previously reserved by the Foundation, the Partnership shall pay the Foundation $4,000 per day for using the event space. During the fiscal year ended June 30, 2020, the Partnership did not pay the Foundation any such fees. During the fiscal year ended June 30, 2019, the Partnership paid the Foundation $13,000 for using the event space on previously reserved dates by the Foundation.

SALES AND REFINANCINGS OF REAL ESTATE PROPERTIES

In July 2015, the Company purchased a residential house in Los Angeles, California as a strategic asset for $1,975,000 in cash. In August 2016, the Company obtained a $1,000,000 mortgage note payable on this property and received net proceeds of $983,000. The interest on the note was 5.75% with interest only payments for twenty-three months. In September 2018, the Company refinanced the mortgage note payable with a new mortgage in the amount of $1,000,000. The interest rate on the mortgage is 4.75% and matures in October 2048.

In July 2018, the Company obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interests were due in July 2019. On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at our 27-unit apartment complex in Santa Monica, California. In July 2019, the Company obtained a modification from CIBC which increased the RLOC by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. In July 2020, the RLOC was extended to July 2021. As of June 30, 2020 and 2019, outstanding balance of the RLOC was $2,985,000.

In April 2020, the Company refinanced its $8,453,000 and $2,469,000 mortgage notes payable on its 151-unit apartment complex in Parsippany, New Jersey and obtained a new mortgage note payable for $18,370,000. The Company received net proceeds of $6,814,000 as a result of the refinance. Interest rate on the mortgage is fixed at 3.17% for ten years and the mortgage matures in May 2030.

In June 2020, the Company refinanced its $1,274,000 mortgage note payable on its 9-unit apartment complex in Marina del Rey, California and obtained a new mortgage note payable for $2,600,000. The Company received net proceeds of $1,144,000 as a result of the refinance. Interest rate on the mortgage is fixed at 3.09% for ten years and the mortgage matures in July 2030.

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel and real estate operations, the Company also invests from time to time in income producing instruments, corporate debt and equity securities, publicly traded investment funds, mortgage backed securities, securities issued by REITs and other companies which invest primarily in real estate.

The Company’s securities investments are made under the supervision of an Executive Strategic Real Estate and Securities Investment Committee of the Board of Directors (the “Committee”). The Committee currently has three members and is chaired by the Company’s Chairman of the Board and President, John V. Winfield. The Committee has delegated authority to manage the portfolio to the Company’s Chairman and President together with such assistants and management committees he may engage. The Committee generally follows certain established investment guidelines for the Company’s investments. These guidelines presently include: (i) corporate equity securities should be listed on the New York Stock Exchange (NYSE), NYSE MKT, NYSE Arca or the Nasdaq Stock Market (NASDAQ); (ii) the issuer of the listed securities should be in compliance with the listing standards of the applicable national securities exchange; and (iii) investment in a particular issuer should not exceed 10% of the market value of the total portfolio. The investment guidelines do not require the Company to divest itself of investments, which initially meet these guidelines but subsequently fail to meet one or more of the investment criteria. The Committee has in the past approved non-conforming investments and may in the future approve non-conforming investments. The Committee may modify these guidelines from time to time.

The Company may also invest, with the approval of the Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2020 and 2019, the Company had other investments of $278,000 and $612,000, respectively.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2020 and 2019, the Company had obligations for securities sold (equities short) of $294,000 and $1,225,000, respectively.

In addition, the Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. Margin balances due at June 30, 2020 and 2019 were $1,576,000 and $1,629,000, respectively.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Board of Portsmouth and Santa Fe and oversees the investment activity of those companies. Effective June 2016, Mr. Winfield became the Managing Director of Justice. Depending on certain market conditions and various risk factors, the Chief Executive Officer, Portsmouth and Santa Fe may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of the Portsmouth and Santa Fe, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

Further information with respect to investment in marketable securities and other investments of the Company is set forth in Management Discussion and Analysis of Financial Condition and Results of Operations section and Notes 5 and 6 of the Notes to Consolidated Financial Statements.

SEASONALITY

Historically, the Hotel’s operation have been seasonal under normal circumstances. Like most hotels in the San Francisco area, the Hotel generally maintained high occupancy and room rates during the entire year except for the weeks starting from Thanksgiving to the end of the calendar year due to the holiday season. These seasonal patterns can be expected to cause fluctuations in the quarterly revenues of the Hotel. However, the COVID-19 pandemic has altered this seasonal trend in 2020. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the effects of the COVID-19 pandemic on our results of operations.

COMPETITION

The hotel industry is highly competitive. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual market in which properties are located. The San Francisco market is a very competitive market with a high supply of guest rooms and meeting space in the area. During fiscal year 2019, we implemented advanced state of the art Internet system which included a rewiring of the entire hotel with the best possible Ethernet cabling and fiber. Specifically, the complete overhaul of the infrastructure of the Internet in the guest rooms and meeting space will enable the Hotel to compete in this market. This investment is allowing the Hotel to go to market with measurable statistics that will help win the much-coveted technology company meetings when those are able to be held again. We installed 55” and 65” 4K smart televisions in all guest rooms and common areas during fiscal year 2019. During fiscal year 2020, we completed the installation of window washing equipment, giving us the ability to wash windows periodically. We also replaced mattresses in all guestrooms and upgraded all computers in our business center and Hotel administrative offices during fiscal year 2020.

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

The Hotel’s location in the San Francisco Financial District lends itself to greater opportunities over its competitors when it comes to developing relationships with the Financial District entities and the customers who regularly do business in the downtown area. The ability to capitalize on the strong midweek demand of the individual business traveler to the Financial District has been the focus during the timeframe of strong growth in the market; however, that customer along with our group customers has significantly reduced occupancy beginning in February 2020 as COVID-19 ravaged the hotel industry. The Hotel has remained open during the pandemic as many of our competitors have closed their doors and remained closed. The key to growing share during this time will be focusing on service and cleanliness standards to gain customer confidence to return.

The Hotel is also subject to certain operating risks common to all of the hotel industry, which could adversely impact performance. These risks include:

●	Competition for guests and meetings from other hotels including competition and pricing pressure from internet wholesalers and distributors;

●	increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

●	labor strikes, disruptions or lock outs;

●	dependence on demand from business and leisure travelers, which may fluctuate and is seasonal;

●	increases in energy costs, cost of fuel, airline fares and other expenses related to travel, which may negatively affect traveling;

●	terrorism, terrorism alerts and warnings, wars and other military actions, pandemics or other medical events or warnings which may result in decreases in business and leisure travel;

●	natural disasters; and

●	adverse effects of downturns and recessionary conditions in international, national and/or local economies and market conditions.

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

Environmental consultants retained by the Partnership or its lenders conducted updated Phase I environmental site assessments in fiscal year ended June 30, 2014 on the Hotel property. These Phase I assessments relied, in part, on Phase I environmental assessments prepared in connection with the Partnership’s first mortgage loan obtained in December 2013. Phase I assessments are designed to evaluate the potential for environmental contamination on properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly available databases; however, Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties.

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

Competition – Rental Properties

The ownership, operation and leasing of multifamily rental properties are highly competitive. The Company competes with domestic and foreign financial institutions, REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors. In addition, The Company competes for tenants in markets primarily on the basis of property location, rent charged, services provided and the design and condition of improvements. The Company also competes with other quality apartment owned by public and private companies. The number of competitive multifamily properties in a particular market could adversely affect the Company’s ability to lease its multifamily properties, as well as the rents it is able to charge. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of quality apartment communities or potential purchasers of for-sale condominium units. The Company competes for residents in its apartment communities based on resident service and amenity offerings and the desirability of the Company’s locations. Resident leases at the Company’s apartment communities are priced competitively based on market conditions, supply and demand characteristics, and the quality and resident service offerings of its communities.

EMPLOYEES

As of June 30, 2020, the Company had a total of 30 full-time employees. Effective August 2014, the Company entered into a client service agreement with Automatic Data Processing (“ADP”), a professional employer organization serving as an off-site, full service human resource department for its employees. ADP personnel management services are delivered by entering into a co-employment relationship with the Company’s employees. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Effective February 3, 2017, the Partnership had no employees. On February 3, 2017, Interstate assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel. As of June 30, 2020, approximately 87% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which the Partnership was a party. During the fiscal year ended June 30, 2020, the Partnership renewed the CBA for Local 2 (Hotel and Restaurant Employees). CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2022. CBA for Local 39 (Stationary Engineers) will expire on July 31, 2024.

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

ADDITIONAL INFORMATION

The Company files required annual and quarterly reports on Forms 10-K and 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC” or the “Commission”). The public may read and copy any materials that we file with the Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

Other information about the Company can be found on its website www.intgla.com. Reference in this document to that website address does not constitute incorporation by reference of the information contained on the website.

Item 1A. Risk Factors.

The responses by federal, state, and local civil authorities to the COVID-19 pandemic has had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.

The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. The shelter-in-place, physical distancing, quarantine measures, city closures and their consequences have dramatically reduced travel, conventions and demand for hotel rooms, which has and will continue to impact our business, operations, and financial results. The pandemic is having a significant impact on the U.S. economy and on the local markets in which our properties are located. While we did not incur significant disruptions in our real estate operations during the fiscal year ended June 30, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to many uncertainties. The extent to which the closures impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the closures; the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; our ability to successfully navigate the impacts of the closures; governments actions, businesses and individuals take in response to the closures, including limiting or banning travel; and how quickly economies, travel activity, and demand for lodging recovers after the closures subsides.

The COVID-19 closures have subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

●	Risks Related to Revenue: The COVID-19 closures and other imposed restrictions have negatively impacted and will in the future negatively impact to an extent we are unable to predict, our revenue from the Hotel. Currently, the Hotel is not generating revenue sufficient to meet its operating expenses, which is adversely affecting our net income.

●	Risks Related to Operations: Because of the significant decline in the demand for hotel rooms, the Hotel has taken steps to reduce operating costs and improve efficiency, including furloughing a substantial number of its personnel and implementing reduced work weeks for other personnel. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty, or our ability to attract and retain associates, and our reputation and market share may suffer as a result. For example, if our furloughed personnel do not return to work with us when the COVID-19 closures and imposed restrictions are lifted, including because they find new jobs during the furlough, we may experience operational challenges that impact guest loyalty and our market share, which could limit our ability to grow revenue and could reduce our profits. Further, reputational damage from, and the financial impact of, reduced work weeks could lead associates to depart the company and could make it harder for us to recruit new associates in the future. We may also face demands or requests from labor unions that represent our associates, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans.

COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in this annual report, which in turn could materially adversely affect our business, financial condition, liquidity, and results of operations (including revenues and profitability). Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider presenting significant risks to our operations.

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

We operate in the highly competitive San Francisco hotel industry. The Hotel competes with other high-quality Northern California hotels and resorts. Many of these competitors seek to attract customers to their properties by providing, food and beverage outlets, retail stores and other related amenities, in addition to recently renovated hotel accommodations. To the extent that we seek to enhance our revenue base by offering our own various amenities, we compete with the service offerings provided by these competitors.

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

The Company invests from time to time in marketable securities. As a result, the Company is exposed to market volatility in connection with these investments. The Company’s financial position and financial performance could be adversely affected by worsening market conditions or sluggish performance of such investments.

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

In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in the Hotel, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Hotel. In the event of a significant loss, our deductible may be high, and we may be required to pay for all such repairs and, as a consequence, it could materially adversely affect our financial condition. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate the Hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

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

The concentrated beneficial ownership of our common stock and the ability it affords to control our business may limit or eliminate other shareholders’ ability to influence corporate affairs.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned by the Partnership through its wholly owned subsidiary, Operating. The Hotel is centrally located in the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away. Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 544 well-appointed guest rooms and luxury suites situated on 22 floors. The third floor houses the Chinese Culture Center (the “CCC”), its administrative office, and a grand ballroom. The Hotel has approximately 22,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the CCC with Portsmouth Square Park in Chinatown. The bridge, built and owned by the Partnership, is included in the lease to the CCC.

The Partnership expects to set aside at least 4% of gross annual Hotel revenues each year or a minimum of $2,000,000 as required by its senior lender for capital improvements. In the opinion of management, the Hotel is adequately covered by insurance.

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

The Mortgage Loan is secured by the Partnership’s principal asset, the Hotel. The Mortgage Loan bears an interest rate of 5.275% per annum and matures in January 2024. The term of the loan is ten years with interest only due in the first three years and principal and interest payments to be made during the remaining seven years of the loan based on a thirty-year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by Portsmouth in favor of the Mortgage Lender.

The Mezzanine Loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The Mezzanine Loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. Interest only payments were due monthly. On July 31, 2019, Mezzanine refinanced the Mezzanine Loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly. As a result of the refinance, Justice has generated $500,000 in annual interest expense savings. As additional security for the new mezzanine loan, there is a limited guaranty executed by the Partnership and Portsmouth in favor of Cred Reit Holdco LLC (the “Mezzanine Guaranty” and, together with the Mortgage Guaranty, the “Guaranties”).

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2020 and 2019, InterGroup is in compliance with both requirements. Due to the Hotel’s current low occupancy and low rates and their negative impact on the Hotel’s cash flow, Justice Operating Company, LLC is not meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lock-box and cash sweep by the Lender for all cash collected by the Hotel, and under certain terms, would allow the Lender to request Operating to replace its hotel management company. The DSCR for Operating has been below 1.00 for the last two quarters during fiscal year 2020 while it is required to maintain a DSCR of at least 1.10 to 1.00 for two consecutive quarters. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR. Justice has not missed any of its debt service payments and does not anticipate missing any debt obligations even during these uncertain times for at least the next twelve months and beyond.

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

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of two years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Justice Holdings Company, LLC (“Holdings”) in connection with the redemption of limited partnership interests. The loan was extended to July 1, 2021. The balance of this loan is $3,000,000 as of June 30, 2020 and 2019, and is eliminated in the consolidated balance sheets.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice has used proceeds from the SBA Loan primarily for payroll costs. As of June 30, 2020, Justice had used $3,568,000 in qualified expenses and had a balance of $1,151,000 available for future qualified expenses. The SBA Loan is scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until October 2020, and the repayment obligations under the loan may be forgiven if the funds are used for payroll and other qualified expenses. We anticipate applying for loan forgiveness shortly. All unforgiven portion of the principal and accrued interest will be due at maturity.

RENTAL PROPERTIES

As June 30, 2020, the Company’s investment in real estate consisted of twenty properties located throughout the United States, with a concentration in Texas and Southern California. These properties include sixteen apartment complexes, three single-family houses as strategic investments and one commercial real estate property. All properties are operating properties. In addition to the properties, the Company owns approximately 2 acres of unimproved land in Maui, Hawaii. As of June 30, 2020, all of the Company’s operating real estate properties are managed in-house.

Description of Properties

Las Colinas, Texas. The Las Colinas property is a waterfront apartment community along Beaver Creek that was developed in 1993 with 358 units on approximately 15.6 acres of land. The Company acquired the complex on April 30, 2004 for approximately $27,145,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. Real estate property taxes for the year ended June 30, 2020 were approximately $905,000. The outstanding mortgage balance was approximately $16,529,000 at June 30, 2020 with an interest rate of 3.73% and the maturity date of the mortgage is December 1, 2022.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2020 were approximately $251,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $8,737,000 at June 30, 2019 and the maturity date of the mortgage was July 31, 2022 with interest rate fixed at 3.51%. In June 2014, the Company obtained a second mortgage on this property in the amount of $2,701,000. The term of the loan was approximately 8 years with the interest rate fixed at 4.51%. The outstanding mortgage balance was approximately $2,512,000 at June 30, 2019. In April 2020, the Company refinanced the two aforementioned mortgage notes payable on this property and obtained a new mortgage note payable for $18,370,000. The Company received net proceeds of $6,814,000 as a result of the refinance. Interest rate on the mortgage is fixed at 3.17% for ten years and the mortgage matures in May 2030.

St. Louis, Missouri. The St. Louis property is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2020, real estate property taxes were approximately $109,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,236,000 at June 30, 2020 with an interest rate of 4.05% and the maturity date of the mortgage is May 31, 2023.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2020, real estate property taxes were approximately $59,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In March 2015, the Company refinanced the $3,636,000 mortgage note payable for a new mortgage in the amount of $3,492,000. The Company paid down approximately $210,000 of the old mortgage as part of the refinancing. The new mortgage has a fixed interest rate of 3.87% for ten years and matures in April 2025. The outstanding mortgage balance was approximately $3,150,000 at June 30, 2020.

Los Angeles, California. The Company owns one commercial property, eleven apartment complexes, and three single-family houses in the general area of West Los Angeles.

The first Los Angeles commercial property is a 5,503 square foot, two story building that served as the Company’s corporate offices until it was leased out, effective October 1, 2009 and the Company leased a new space for its corporate office. The Company acquired the building on March 4, 1999 for $1,876,000. Property taxes for the year ended June 30, 2020 were approximately $31,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In April 2016, the Company refinanced the $1,007,000 mortgage note payable for a new mortgage in the amount of $921,000. The new mortgage has a fixed interest rate swap with the floating rate loan. By combing both rates rate through maturity of the credit facility (1.49% swap + 2.50% credit spread), the all-in fixed rate is 3.99%. The outstanding mortgage balance was approximately $770,000 at June 30, 2020 and the note matures in January 2021.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30, 2020, real estate property taxes were approximately $24,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2016, the Company refinanced the $2,095,000 mortgage note payable for a new mortgage in the amount of $2,300,000 with an interest rate of 3.59%. The outstanding mortgage balance was approximately $2,125,000 at June 30, 2020 and the maturity date of the mortgage is June 23, 2026.

The second Los Angeles apartment complex is a 29,000 square foot three-story apartment with 27 units. This complex was held by Intergroup Woodland Village, Inc., which was 55.4% and 44.6% owned by Santa Fe and the Company, respectively. On February 5, 2020, Santa Fe acquired the additional 44.6% interest in Woodland Village from InterGroup by issuing 97,500 shares of its common stock to InterGroup. Subsequent to the transaction, Intergroup Woodland Village, Inc. was converted into Woodland Village LLC (“Woodland Village”) and Woodland Village become a wholly owned subsidiary of Santa Fe. The transaction is being made pursuant to a Contribution Agreement (the “Contribution Agreement”) between the Santa Fe and InterGroup, dated February 5, 2020. The Contribution Agreement also contains a provision for a potential subsequent earn out to InterGroup pursuant to terms set forth therein.

The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000. For the year ended June 30, 2020, real estate property taxes were approximately $70,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,843,000 at June 30, 2018 with an interest rate of 4.85% and the maturity date of the mortgage was December 1, 2020. In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage. A new mortgage note payable was established at Woodland Village due to InterGroup for $2,969,000 and the note was eliminated in consolidation. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest were due in July 2019. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC. In July 2019, InterGroup obtained a modification from CIBC which increased its $5,000,000 revolving line of credit by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. The $2,969,000 mortgage due to InterGroup was also extended from July 24, 2019 to July 23, 2020. In July 2020, InterGroup entered into a second modification agreement with CIBC which extended the maturity date of its $8,000,000 RLOC to July 21, 2021. The $2,969,000 mortgage due to InterGroup was also extended to July 21, 2021. On August 28, 2020, Santa Fe sold the 27-unit apartment complex for $15,650,000 and realized a gain on the sale of approximately $12,026,000. Santa Fe will manage its federal and state income tax liability, and anticipates the utilization of its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale. Santa Fe will not seek a replacement property.

The third Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2020, real estate property taxes were approximately $37,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,597,000 at June 30, 2020 with an interest rate of 5.89% and the maturity date of the mortgage is March 1, 2021.

The fourth Los Angeles apartment complex is a 10,500 square foot apartment with 9 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2020, real estate property taxes were approximately $29,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,088,000 at June 30, 2020 with an interest rate of 5.89% and the maturity date of the mortgage is March 1, 2021.

The fifth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2020, real estate property taxes were approximately $122,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $4,800,000 at June 30, 2020 with an interest rate of 4.85% and the maturity date of the mortgage is December 1, 2020.

The sixth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2020, real estate property taxes were approximately $75,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,614,000 at June 30, 2020 with an interest rate of 5.97% and the maturity date of the mortgage is September 1, 2022.

The seventh Los Angeles apartment complex is a 3,000 square foot apartment with 4 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2020, real estate property taxes were approximately $18,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $333,000 at June 30, 2020 with an interest rate of 3.75% and the maturity date of the mortgage is September 1, 2042.

The eighth Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2020, real estate property taxes were approximately $17,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $563,000 at June 30, 2020 with an interest rate of 3.75% and the maturity date of the mortgage is September 1, 2042.

The ninth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2020, real estate property taxes were approximately $22,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $823,000 at June 30, 2020 with an interest rate of 3.75% and the maturity date of the mortgage is September 1, 2042.

The tenth Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2020, real estate property taxes were approximately $20,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In July 2013, the Company refinanced its $466,000 adjustable rate mortgage note payable on this property for a new 30-year mortgage in the amount of $500,000. The interest rate on the new loan is fixed at 3.50% per annum for the first five years and variable for the remaining of the term. For the fiscal year ended June 30, 2020, interest rate on the note was 3.75%. The note matures in July 2043. The outstanding mortgage balance was approximately $428,000 at June 30, 2020.

The eleventh Los Angeles apartment complex, which is owned 100% by the Company’s subsidiary Santa Fe, is a 4,200 square foot two-story apartment with 2 units. Santa Fe acquired the property on February 1, 2002 at an initial cost of approximately $785,000. For the year ended June 30, 2020, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $337,000 at June 30, 2020 with an interest rate of 3.75% and the maturity date of the mortgage is September 1, 2042.

The twelfth apartment which is located in Marina del Rey, California, is a 6,316 square foot two-story apartment with 9 units. The Company acquired the property on April 29, 2011 at an initial cost of approximately $4,000,000. For the year ended June 30, 2020, real estate property taxes were approximately $55,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. The outstanding mortgage balance was approximately $1,303,000 at June 30, 2019 with an interest rate of 5.60% and the maturity date of the mortgage was May 1, 2021. In June 2020, the Company refinanced the mortgage note payable and obtained a new mortgage note payable for $2,600,000. The Company received net proceeds of $1,144,000 as a result of the refinance. Interest rate on the new mortgage is fixed at 3.09% for ten years and the mortgage matures in July 2030.

The first Los Angeles single-family house is a 2,771 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. For the year ended June 30, 2020, real estate property taxes were approximately $11,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $363,000 at June 30, 2020 with an interest rate of 3.75% and the maturity date of the mortgage is September 1, 2042.

The second Los Angeles single-family house is a 2,201 square foot home. The Company acquired the property on August 22, 2003 at an initial cost of approximately $700,000. For the year ended June 30, 2020, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $388,000 at June 30, 2020 with an interest rate of 3.75% and the maturity date of the mortgage is September 1, 2042.

The third Los Angeles single-family house is a 2,387 square foot home. The company acquired the property in July of 2015 as a strategic asset for $1,975,000 in cash. In August 2016, the Company obtained a $1,000,000 mortgage note payable and received net proceeds of $983,000. The interest on note is 4.50% with interest only payments for twenty-three months. On August 31, 2018, $1,005,000 was drawn from the RLOC to pay off the mortgage note payable. On September 28, 2018, the Company obtained a new mortgage note payable in the amount of $1,000,000 for this property with interest rates fixed at 4.75% per annum for the first five years and variable for the remaining of the term. The mortgage note payable matures in October 2048. $995,000 received as a result of the refinance was used to pay down the RLOC. The outstanding mortgage balance was approximately $974,000 at June 30, 2020. For the year ended June 30, 2020, real estate property taxes were approximately $25,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years.

Maui, Hawaii. In August 2004, the Company purchased an approximately two-acre parcel of unimproved land in Kihei, Maui, Hawaii for $1,467,000.

MORTGAGES

Further information with respect to mortgage notes payable of the Company is set forth in Note 11 of the Notes to Consolidated Financial Statements.

ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) and the physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for each of the Company’s operating properties for fiscal year ended June 30, 2020 are provided below.

	Economic	Physical
Property	Occupancy	Occupancy
1. Las Colinas, TX	96%	90%
2. Morris County, NJ	92%	96%
3. St. Louis, MO	89%	88%
4. Florence, KY	95%	96%
5. Los Angeles, CA (1)	81%	89%
6. Los Angeles, CA (2)	32%	47%
7. Los Angeles, CA (3)	100%	96%
8. Los Angeles, CA (4)	95%	89%
9. Los Angeles, CA (5)	67%	83%
10. Los Angeles, CA (6)	99%	98%
11. Los Angeles, CA (7)	99%	98%
12. Los Angeles, CA (8)	100%	98%
13. Los Angeles, CA (9)	100%	98%
14. Los Angeles, CA (10)	100%	96%
15. Los Angeles, CA (11)	100%	100%
16. Los Angeles, CA (12)	91%	95%
17. Los Angeles, CA (13)	100%	100%
18. Los Angeles, CA (14)	100%	100%
19. Los Angeles, CA (15)	100%	100%

The Company’s Los Angeles, California properties are subject to various rent control laws, ordinances and regulations which impact the Company’s ability to adjust and achieve higher rental rates.

Item 3. Legal Proceedings.

The Company may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company will defend itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

The Company’s Common Stock is listed and trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market, LLC under the symbol: “INTG”. The following table sets forth the high and low sales prices for the Company’s common stock for each quarter of the last two fiscal years ended June 30, 2020 and 2019 as reported by NASDAQ.

Fiscal 2020	High	Low

First Quarter (7/ 1 to 9/30)	$31.44	$29.08
Second Quarter (10/1 to 12/31)	$38.60	$29.34
Third Quarter (1/1 to 3/31)	$37.45	$26.36
Fourth Quarter (4/1 to 6/30)	$32.00	$25.96

Fiscal 2019	High	Low

First Quarter (7/ 1 to 9/30)	$39.35	$27.25
Second Quarter (10/1 to 12/31)	$35.00	$29.26
Third Quarter (1/1 to 3/31)	$33.60	$29.20
Fourth Quarter (4/1 to 6/30)	$32.09	$29.97

As of June 30, 2020, the approximate number of holders of record of the Company’s Common Stock was 214. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in names of various brokers, clearing agencies or other nominees.

DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

This information appears in Part III, Item 12 of this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reflects purchases of InterGroup’s common stock made by The InterGroup Corporation, for its own account, during the fourth quarter of its fiscal year ending June 30, 2020.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares Purchased	of shares that May
Fiscal	Number of	Average	as Part of Publicly	Yet be Purchased
2019	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Month #1 (April 1- April 30)	1,400	$29.86	1,400	104,864

Month #2 (May 1- May 31)	573	$28.24	573	104,291

Month #3 (June 1- June 30)	772	$28.34	772	103,519

TOTAL:	2,745	$29.09	2,745	103,519

The Company has only one stock repurchase program. The program was initially announced on January 13, 1998 and was amended on February 10, 2003 and October 12, 2004. The total number of shares authorized to be repurchased pursuant to those prior authorizations was 870,000, adjusted for stock splits. On June 3, 2009, the Board of Directors authorized the Company to purchase up to an additional 125,000 shares of Company’s common stock. On November 15, 2012, the Board of Directors authorized the Company to purchase up to an additional 100,000 shares of Company’s common stock. On September 23, 2019, the Board of Directors authorized the Company to purchase up to an additional 120,000 shares of Company’s common stock. The purchases will be made, in the discretion of management, from time to time, in the open market or through privately negotiated third party transactions depending on market conditions and other factors. The Company’s repurchase program has no expiration date and can be amended and increased, from time to time, in the discretion of the Board of Directors. No plan or program expired during the period covered by the table.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

NEGATIVE EFFECTS OF CIVIL AUTHORITY ACTIONS ON OUR BUSINESS

On February 25, 2020, the City of San Francisco issued the proclamation by the Mayor declaring the existence of a local emergency. The negative effects of the civil authority actions related to the novel strain of coronavirus (“COVID-19”) on our business have been significant. In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally. It has also disrupted the normal operations of many businesses, including ours. To mitigate the harm from the pandemic, on March 16, 2020, the City and County of San Francisco, along with a group of five other Bay Area counties and the City of Berkeley, issued parallel health officer orders imposing shelter in place limitations across the Bay Area, requiring everyone to stay safe at home except for certain essential needs. Since February 2020, several unfavorable events and civil authority actions have unfolded causing demand for our hotel rooms to suffer including cancellations of all citywide conventions, reduction of flights in and out of the Bay Area and decline in both leisure and business travel.

In response to the decrease in demand, we have since furloughed all managers at the Hotel except for members of the executive team and continue to limit hourly staff to a minimum. By the end of March 2020, we had temporarily closed all of our food and beverage outlets, valet parking, concierge and bell services, fitness center, as well as the executive lounge facility. We continue to implement social distancing standards and cleaning processes designed by Interstate and Hilton to keep employees and guests safe. The full impact and duration of the COVID-19 outbreak continues to evolve as of the date of this Annual Report. The pandemic effectively eliminated our ability to generate any profits, due to the drastic decline in both leisure and business travel. As a result, management believes the ongoing length and severity of the economic downturn caused by the pandemic will have a material adverse impact on our future business, financial condition, liquidity and financial results. We are also assessing the potential impact on the impairment analysis of our long-lived assets and the realization of our deferred tax assets. As of the date of this annual report, the effects of the pandemic continue to affect our economy, business and leisure travel, and our needs to continue to curtail certain revenue generating activities at the Hotel, and until there are vaccines or other methodologies to effectively combat this pandemic, we expect that the effects will have a material adverse effect on our business.

As a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used proceeds from the loan primarily for payroll costs. As of June 30, 2020, Justice had used $3,568,000 in qualified expenses such as payroll expenses, mortgage interests, utilities, etc., and had a balance of $1,151,000 available for future qualified expenses. The SBA Loan - Justice is scheduled to mature on April 9, 2022 and has a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of June 30, 2020, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup is scheduled to mature on April 27, 2022 and has a 1.00% interest rate. Both the SBA Loan – Justice and SBA Loan – InterGroup (collectively the “SBA Loans”) may be forgiven if the funds are used for payroll and other qualified expenses. All payments of principal and interests are deferred until October 2020. The SBA Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. We anticipate applying for loan forgiveness shortly. All unforgiven portion of the principal and accrued interest will be due at maturity.

RESULTS OF OPERATIONS

As of June 30, 2020, the Company owned approximately 83.7% of the common shares of its subsidiary, Santa Fe, and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. Intergroup also directly owns approximately 13.7% of the common shares of Portsmouth. The Company’s principal sources of revenue continue to be derived from the general and limited partnership interests of its subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family and commercial real estate properties, and income received from investment of its cash and securities assets. Justice owns a 544-room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel” or the “Property”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company.

The Hotel is operated by the Partnership as a full-service Hilton brand hotel pursuant to a License Agreement with Hilton. The Partnership entered into the License Agreement on December 10, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the reopening date, upon completion of a major renovation, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the License Agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money cash incentives to be earned through 2030 in the form of a self-exhausting, interest free note. The key money cash incentive of $4,750,000 was received on July 1, 2015. As of June 30, 2020 and 2019, the balance of the note was $3,008,000 and $3,325,000, respectively, and are included in related party and other notes payable in the consolidated balance sheets.

On February 1, 2017, Justice entered into a hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of HMA is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. As of June 30, 2020 and 2019, balance of the key money including accrued interests are $1,009,000 and $2,049,000, respectively, and are included in restricted cash in the consolidated balance sheets. As of June 30, 2020 and 2019, balance of the unamortized portion of the key money are $1,646,000 and $1,896,000, respectively, and are included in the related party notes payable in the consolidated balance sheets. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the newly combined company will be positioned under the Aimbridge Hospitality name in the Americas.

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

Fiscal Year Ended June 30, 2020 Compared to Fiscal Year Ended June 30, 2019

The Company had a net loss of $5,089,000 for the year ended June 30, 2020 compared to a net income of $2,814,000 for the year ended June 30, 2019. The change is primarily attributable to the decrease in Hotel revenue.

Hotel Operations

The Company had net loss from Hotel operations of $3,768,000 for the year ended June 30, 2020 compared to net income of $5,277,000 for the year ended June 30, 2019. The change was primarily attributable to the $17,042,000 decrease in Hotel revenue, offset by the $7,133,000 decrease in operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2020 and 2019.

For the year ended June 30,	2020	2019
Hotel revenues:
Hotel rooms	$36,465,000	$51,243,000
Food and beverage	3,529,000	5,353,000
Garage	2,368,000	2,875,000
Other operating departments	477,000	410,000
Total hotel revenues	42,839,000	59,881,000
Operating expenses excluding depreciation and amortization	(37,333,000)	(44,466,000)
Operating income before interest, depreciation and amortization	5,506,000	15,415,000
Loss on disposal of assets	-	(398,000)
Interest expense - mortgage	(6,885,000)	(7,234,000)
Depreciation and amortization expense	(2,389,000)	(2,506,000)
Net (loss) income from Hotel operations	$(3,768,000)	$5,277,000

For the year ended June 30, 2020, the Hotel generated operating income of $5,506,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $42,839,000 compared to operating income of $15,415,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $59,881,000 for the year ended June 30, 2019. Room revenues decreased by $14,778,000 for the year ended June 30, 2020 compared to the year ended June 30, 2019, food and beverage revenue decreased by $1,824,000, and revenue from garage decreased by $507,000. The year over year decline in all areas are result of the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak in March 2020 which continues to affect us. Revenue from other operating departments increased year over year mainly due to increase in cancellation revenue. The following table sets forth the monthly average occupancy percentage of the Hotel for the fiscal years ended June 30, 2020 and 2019.

Month	July	August	September	October	November	December	January	February	March	April	May	June	Fiscal Year
Year	2019	2019	2019	2019	2019	2019	2020	2020	2020	2020	2020	2020	2019 - 2020
Average Occupancy %	98%	99%	98%	97%	99%	98%	96%	96%	35%	10%	27%	34%	74%

Year	2018	2018	2018	2018	2018	2018	2019	2019	2019	2019	2019	2019	Fiscal Year 2018 - 2019
Average Occupancy %	98%	98%	97%	97%	95%	98%	94%	97%	94%	96%	96%	98%	96%

Operating expenses decreased by $7,133,000 for the year ended June 30, 2020 to $37,333,000 compared to the year ended June 30, 2019 of $44,466,000 primarily due to decrease in salaries and wages, rooms commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the year ended June 30, 2020 and 2019.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2020	$248	74%	$183
2019	$268	96%	$257

The Hotel’s revenues decreased by 28% year over year. Average daily rate decreased by $20, average occupancy dropped 22%, and RevPAR decreased by $74 for the twelve months ended June 30, 2020 compared to the twelve months ended June 30, 2019.

In order to provide our guests with best in class technology experience, we completed the upgrade of our new internet system from Cisco, and installed new 55” smart 4K televisions and Hilton’s stay connected internet streaming products. We also replaced mattresses in all guestrooms during the fiscal year ended June 30, 2020. The COVID-19 pandemic and design delays have pushed back the plans for the conversion of the Justice offices, Fitness Center and Executive Lounge; projects that would add 19 guest rooms into our inventory. The long-term value of these rooms is in utilizing them as guest rooms, and we will work to implement a new timeline as business returns. Part of this renovation will be funded by the Hotel’s furniture, fixture and equipment reserve account with our lender as well as the key money incentive provided by Interstate. Lastly, the Hotel completed the installation of a complete exterior building maintenance system which will enable periodic window washing, replaced and upgraded all computers in the business center and administrative offices.

Real Estate Operations

Revenue from real estate operations increased to $15,178,000 for the year ended June 30, 2020 from $14,872,000 for the year ended June 30, 2019 primarily as a result of increase in market rent. Real estate operating expenses increased to $8,051,000 from $7,810,000 primarily as a result of increase in repairs and maintenance costs. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $1,913,000 for the year ended June 30, 2020 compared to a net loss on marketable securities of $1,733,000 for the year ended June 30, 2019. For the year ended June 30, 2020 and 2019, the Company had a net unrealized loss of zero and $254,000, respectively, related to the Company’s investment in the common stock of Comstock Mining Inc. (“Comstock” - NYSE MKT: LODE).

As of June 30, 2020 and 2019, investments in Comstock represent approximately 11% and 7% of the Company’s investment portfolio, respectively. For the year ended June 30, 2020, the Company had a net realized loss of $641,000 and a net unrealized loss of $1,272,000. For the year ended June 30, 2019, the Company had a net realized loss of $806,000 and a net unrealized loss of $927,000.

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

During the years ended June 30, 2020 and 2019, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairment and recorded impairment losses of $219,000 and $98,000, respectively.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit during the years ended June 30, 2020 and 2019 represents primarily the combined income tax effect of Portsmouth’s pretax (loss) income which includes its share in net (loss) income from the Hotel and the pre-tax loss from InterGroup (standalone).

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2020 and 2019, the Company had investments in marketable equity securities of $6,178,000 and $9,696,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups:

		% of Total
As of June 30, 2020		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$2,365,000	38.3%
Basic material	1,209,000	19.6%
Energy	767,000	12.4%
Industrials	484,000	7.8%
Corporate bonds	417,000	6.7%
Other	936,000	15.2%
	$6,178,000	100.0%

		% of Total
As of June 30, 2019		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$3,069,000	31.7%
Consumer cyclical	1,448,000	14.9%
Corporate bonds	1,420,000	14.6%
Financial services	951,000	9.8%
Energy	950,000	9.8%
Other	1,858,000	19.2%
	$9,696,000	100.0%

As of June 30, 2020, the Company’s investment portfolio is diversified with 59 different equity positions. The Company holds two equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 19.4% of the portfolio and consists of the common stock of American Realty Investors, Inc. which is included in the REITs and real estate companies’ industry group.

The following table shows the net loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2020	2019
Net loss on marketable securities	$(1,913,000)	$(1,733,000)
Impairment loss on other investments	(219,000)	(98,000)
Dividend and interest income	363,000	484,000
Margin interest expense	(452,000)	(576,000)
Trading expenses	(545,000)	(574,000)
	$(2,766,000)	$(2,497,000)

FINANCIAL CONDITION AND LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic has had a material detrimental impact on our liquidity. For the fiscal year ended June 30, 2020, our net cash flow used in operations was $3,454,000. For the fiscal year ended June 30, 2019, our net cash flow provided by operations was $14,269,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

As of June 30, 2020, we had cash, cash equivalents, and restricted cash of $28,286,000 which included $10,666,000 of restricted cash held by our Hotel senior lender Wells Fargo Bank, N.A. (“Lender”). Of the $10,666,000 restricted cash, $7,486,000 was held for furniture, fixtures and equipment (“FF&E”) reserves and $2,432,000 was held for a possible future property improvement plan (“PIP”) requested by our franchisor, Hilton. However, Hilton has confirmed that it will not require a PIP for our Hotel until relicensing which shall occur at the earlier of (i) January 2030, which is six years after the maturity date of our current senior and mezzanine loans, or (ii) upon the sale of our Hotel. On August 19, 2020, Operating received PIP deposits in the amount of $2,379,000 held by Lender. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used proceeds from the loan primarily for payroll costs. As of June 30, 2020, Justice had used $3,568,000 in qualified expenses such as payroll expenses, mortgage interests, utilities, etc., and had a balance of $1,151,000 available for future qualified expenses. The SBA Loan - Justice is scheduled to mature on April 9, 2022 and has a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of June 30, 2020, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup is scheduled to mature on April 27, 2022 and has a 1.00% interest rate. Both the SBA Loan – Justice and SBA Loan – InterGroup (collectively the “SBA Loans”) may be forgiven if the funds are used for payroll and other qualified expenses. All payments of principal and interests are deferred until October 2020. The SBA Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. We anticipate applying for loan forgiveness shortly. All unforgiven portion of the principal and accrued interest will be due at maturity.

In order to increase our liquidity position, the Company refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, the Company refinanced one of its California properties and generated net proceeds of $1,144,000. We are currently evaluating other refinancing opportunities. We could refinance additional multifamily properties should the need arise; however, we do not deem it necessary at this time. The Company has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) of which $5,000,000 was available to be drawn down as of June 30, 2020; however, the outstanding balance on the revolving line of credit was paid down fully on August 28, 2020, making the entire $8,000,000 available to be drawn down should additional liquidity be necessary. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,026,000. Santa Fe will manage its federal and state income tax liability, and anticipates the utilization of its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale. Santa Fe will not seek a replacement property.

As the sole general partner of Justice that controls approximately 93.3% of the voting interest in the Partnership, Portsmouth has the ability to amend the partnership agreement to allow for capital calls to the limited partners of Justice if needed. The majority of any capital calls will be met by Portsmouth. Portsmouth will have financing availability, upon the authorization of the respective board of directors, to borrow from InterGroup and/or Santa Fe to meet any capital calls and its other obligations during the next twelve months and beyond. On August 28, 2020, the Board of InterGroup and Santa Fe have passed resolutions, respectively, to provide funding to Portsmouth if necessary. The Partnership is also allowed to seek additional loans and sell partnership interests. Upon the consent of the general partner and a super majority in interest, the Partnership may sell additional classes or series of units of the Partnership under certain conditions in order to raise additional capital.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel and our real estate properties. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position, after giving effect to the transactions discussed above, will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if current levels of low occupancy were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. We believe that our cash on hand, along with other potential aforementioned sources of liquidity that management may be able to obtain, will be sufficient to fund our working capital needs, as well as our capital lease and debt obligations for at least the next twelve months and beyond. However, there can be no guarantee that management will be successful with its plan.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

		Year	Year	Year	Year	Year
	Total	2021	2022	2023	2024	2025	Thereafter
Mortgage notes payable	$178,352,000	$11,211,000	$3,101,000	$28,244,000	$108,113,000	$3,494,000	$24,189,000
Related party and other notes payable	13,909,000	1,016,000	9,190,000	750,000	567,000	567,000	1,819,000
Interest	34,492,000	8,801,000	8,418,000	7,625,000	4,412,000	904,000	4,332,000
Total	$226,753,000	$21,028,000	$20,709,000	$36,619,000	$113,092,000	$4,965,000	$30,340,000

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

The Intergroup Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Intergroup Corporation and its subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Moss Adams LLP

Irvine, California

September 9, 2020

We have served as the Company’s auditor since 2017.

THE INTERGROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30,	2020	2019

ASSETS
Investment in Hotel, net	$38,769,000	$39,836,000
Investment in real estate, net	50,338,000	51,773,000
Investment in marketable securities	6,178,000	9,696,000
Other investments, net	278,000	612,000
Cash and cash equivalents	14,163,000	11,837,000
Restricted cash	14,123,000	13,295,000
Other assets, net	1,985,000	2,362,000
Deferred tax asset	4,383,000	1,468,000

Total assets	$130,217,000	$130,879,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities	$4,213,000	$3,819,000
Accounts payable and other liabilities - Hotel	7,414,000	11,245,000
Due to securities broker	1,576,000	1,629,000
Obligations for securities sold	294,000	1,225,000
Related party and other notes payable	4,654,000	5,261,000
Other notes payable – SBA Loans	5,172,000	-
Finance leases	1,098,000	1,486,000
Line of credit payable	2,985,000	2,985,000
Mortgage notes payable - Hotel	111,446,000	113,087,000
Mortgage notes payable - real estate	65,612,000	58,571,000
Total liabilities	204,464,000	199,308,000

Commitments and contingencies - Note 18

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,404,982 issued; 2,288,809 and 2,309,962 outstanding as of June 30, 2020 and 2019	33,000	33,000
Additional paid-in capital	6,626,000	10,342,000
Accumulated deficit	(43,541,000)	(39,760,000)
Treasury stock, at cost, 1,116,173 and 1,095,020 shares as of June 30, 2020 and 2019	(14,995,000)	(14,347,000)
Total Intergroup shareholders’ deficit	(51,877,000)	(43,732,000)
Noncontrolling interest	(22,370,000)	(24,697,000)
Total shareholders’ deficit	(74,247,000)	(68,429,000)
Total liabilities and shareholders’ deficit	$130,217,000	$130,879,000

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2020	2019
Revenues:
Hotel	$42,839,000	$59,881,000
Real estate	15,178,000	14,872,000
Total revenues	58,017,000	74,753,000
Costs and operating expenses:
Hotel operating expenses	(37,333,000)	(44,466,000)
Real estate operating expenses	(8,051,000)	(7,810,000)
Depreciation and amortization expense	(4,872,000)	(4,935,000)
General and administrative expense	(2,870,000)	(2,346,000)

Total costs and operating expenses	(53,126,000)	(59,557,000)

Income from operations	4,891,000	15,196,000
Other income (expense):
Interest expense - mortgage	(9,321,000)	(9,788,000)
Loss on disposal of assets	-	(398,000)
Net loss on marketable securities	(1,913,000)	(1,733,000)
Loss on debt extinguishment	(687,000)	-
Impairment loss on other investments	(219,000)	(98,000)
Dividend and interest income	363,000	484,000
Trading and margin interest expense	(997,000)	(1,150,000)
Net other expense	(12,774,000)	(12,683,000)
(Loss) Income before income taxes	(7,883,000)	2,513,000
Income tax benefit	2,794,000	301,000
Net (loss) income	(5,089,000)	2,814,000
Less: Net loss (income) attributable to the noncontrolling interest	1,308,000	(1,357,000)
Net (loss) income attributable to InterGroup	$(3,781,000)	$1,457,000

Net (loss) income per share
Basic	$(2.21)	$1.21
Diluted	$(2.21)	$1.06
Net (loss) income per share attributable to InterGroup
Basic	$(1.64)	$0.63
Diluted	$(1.64)	$0.55

Weighted average number of common shares outstanding	2,300,059	2,328,156
Weighted average number of diluted shares outstanding	2,623,254	2,658,551

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

			Additional			InterGroup		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2018	3,395,616	$33,000	$10,522,000	$(41,217,000)	$(13,268,000)	$(43,930,000)	$(26,037,000)	$(69,967,000)

Net Income	-	-	-	1,457,000	-	1,457,000	1,357,000	2,814,000

Issuance of stock	9,366	-	-	-	-	-	-	-

Stock options expense	-	-	76,000	-	-	76,000	-	76,000

Investment in Santa Fe	-	-	(256,000)	-	-	(256,000)	133,000	(123,000)

Investment in Justice	-	-	-	-	-	-	(150,000)	(150,000)

Purchase of treasury stock	-	-	-	-	(1,079,000)	(1,079,000)	-	(1,079,000)

Balance at June 30, 2019	3,404,982	$33,000	$10,342,000	$(39,760,000)	$(14,347,000)	$(43,732,000)	$(24,697,000)	$(68,429,000)

Net Loss	-	-	-	(3,781,000)	-	(3,781,000)	(1,308,000)	(5,089,000)

Stock options expense	-	-	142,000	-	-	142,000	-	142,000

Investment in Santa Fe	-	-	(4,505,000)	-	-	(4,505,000)	3,468,000	(1,037,000)

Investment in Portsmouth	-	-	(266,000)	-	-	(266,000)	167,000	(99,000)

Investment in Woodland	-	-	913,000	-	-	913,000	-	913,000

Purchase of treasury stock	-	-	-	-	(648,000)	(648,000)	-	(648,000)

Balance at June 30, 2020	3,404,982	$33,000	$6,626,000	$(43,541,000)	$(14,995,000)	$(51,877,000)	$(22,370,000)	$(74,247,000)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2020	2019
Cash flows from operating activities:
Net (loss) income	$(5,089,000)	$2,814,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net unrealized loss on marketable securities	1,272,000	927,000
Deferred taxes	(2,915,000)	(1,713,000)
Loss on disposal of assets	-	398,000
Impairment loss on other investments	219,000	98,000
Depreciation and amortization	4,715,000	4,777,000
Stock compensation expense	142,000	76,000
Changes in assets and liabilities:
Investment in marketable securities	2,246,000	3,218,000
Other assets, net	377,000	2,823,000
Accounts payable and other liabilities – Justice	(3,831,000)	1,352,000
Accounts payable and other liabilities	394,000	467,000
Due to securities broker	(53,000)	(258,000)
Obligations for securities sold	(931,000)	(710,000)
Net cash (used in) provided by operating activities	(3,454,000)	14,269,000

Cash flows from investing activities:
Investment in Hotel, net	(1,292,000)	(1,397,000)
Investment in real estate, net	(1,048,000)	(833,000)
Proceeds from other investments	115,000	103,000
Investment in Santa Fe	(1,037,000)	(123,000)
Investment in Portsmouth	(99,000)	-
Investment in Woodland	913,000	-
Investment in Justice	-	(150,000)
Net cash used in investing activities	(2,448,000)	(2,400,000)

Cash flows from financing activities:
Proceeds from other notes payable – SBA Loans	5,172,000	-
Net proceeds from (payments of) mortgage and other notes payable	5,303,000	(5,992,000)
Issuance cost from refinance of long-term debt	(771,000)	(162,000)
Proceeds from line of credit	-	2,985,000
Purchase of treasury stock	(648,000)	(1,079,000)
Net cash provided by (used in) financing activities	9,056,000	(4,248,000)

Net increase in cash, cash equivalents and restricted cash:	3,154,000	7,621,000
Cash, cash equivalents and restricted cash at the beginning of the year	25,132,000	17,511,000
Cash, cash equivalents and restricted cash at the end of the year	$28,286,000	$25,132,000

Supplemental information:
Income taxes paid (refunds received)	$41,000	$(1,239,000)
Interests paid	$9,440,000	$10,011,000

Non-cash transactions:
Additions to Hotel equipment through finance leases	$30,000	$382,000

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Description of the Business

The InterGroup Corporation, a Delaware corporation, (“InterGroup” or the “Company”) was formed to buy, develop, operate and dispose of real property and to engage in various investment activities to benefit the Company and its shareholders.

As of June 30, 2020, the Company had the power to vote 87.4% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 3.7% interest in the common stock in Santa Fe owned by the Company’s Chairman and CEO, John V. Winfield, pursuant to a voting trust agreement entered into on June 30, 1998. Mr. Winfield, Chairman of the Board of both Santa Fe and InterGroup, is a control person of both entities.

Santa Fe’s primary business is conducted through the management of its 68.8% owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI). Portsmouth has a 93.3% limited partnership interest in Justice Investors, a California limited partnership (“Justice” or the “Partnership”) and is the sole general partner. Justice was formed in 1967 to acquire real property in San Francisco, California. As of June 30, 2020, the Partnership has approximately 23 voting limited partners. InterGroup also directly owns approximately 13.7% of the common stock of Portsmouth.

Justice, through its subsidiaries Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”) owns and operates a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage. Mezzanine is a wholly owned subsidiary of the Partnership; Operating is a wholly owned subsidiary of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is operated by the partnership as a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (“Hilton”) through January 31, 2030.

Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel, along with its five-level parking garage, with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms of the HMA, base management fee payable to Interstate shall be one and seven-tenths percent (1.70%) of total Hotel revenue. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the form of a self-exhausting, interest free note payable in the amount of $2,000,000 in a separate key money agreement. As of June 30, 2020 and 2019, balance of the key money including accrued interests are $1,009,000 and $2,049,000, respectively, and are included in restricted cash in the consolidated balance sheets. As of June 30, 2020 and 2019, balance of the unamortized portion of the key money are $1,646,000 and $1,896,000, respectively, and are included in the related party notes payable in the consolidated balance sheets. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the newly combined company will be positioned under the Aimbridge Hospitality name in the Americas.

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

Repairs and maintenance are charged to expense as incurred. Costs of significant renewals and improvements are capitalized and depreciated over the shorter of its remaining estimated useful life or life of the asset. The cost of assets sold or retired, and the related accumulated depreciation are removed from the accounts; any resulting gain or loss is included in other income (expenses).

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles (“GAAP”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between the asset’s carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2020 and 2019.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2020 and 2019.

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

Investment in Marketable Securities

Marketable securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Marketable securities are classified as trading securities with all unrealized gains and losses on the Company’s investment portfolio recorded through the consolidated statements of operations.

Other Investments, Net

Other investments include non-marketable securities (carried at cost, net of any impairments loss) and non-marketable debt instruments. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2020 and 2019, the Company recorded impairment losses related to other investments of $219,000 and $98,000, respectively. As of June 30, 2020 and 2019, the allowance for impairment losses was $6,270,000 and $6,367,000, respectively.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value. As of June 30, 2020 and 2019, the Company does not have any cash equivalents.

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

Accounts receivable from the Hotel and rental property customers are carried at cost less an allowance for doubtful accounts that is based on management’s assessment of the collectability of accounts receivable. As of June 30, 2020, and 2019, the allowance for doubtful accounts was $79,000 and $71,000, respectively. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers.

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

Treasury Stock

The Company records the acquisition of treasury stock under the cost method. During the years ended June 30, 2020 and 2019, the Company purchased 21,153 and 33,601 shares of treasury stock, respectively.

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

Revenue Recognition

On July 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach to all contracts resulting in no cumulative adjustment to accumulated deficit. The adoption of this standard did not impact the timing of our revenue recognition based on the short-term, day-to-day nature of our operations. See Note 3 – Revenue.

Advertising Costs

Advertising costs are expensed as incurred and are included in Hotel operating expenses in the consolidated statements of operations. Advertising costs were $176,000 and $282,000 for the years ended June 30, 2020 and 2019, respectively.

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

We have considered the income tax accounting and disclosure implications of the relief provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted on March 27, 2020. The effect of tax law changes is required to be recognized either in the interim period in which the legislation is enacted or reflected in the computation of the annual effective tax rate, depending on the nature of the change. As of June 30, 2020, we evaluated the income tax provisions of the CARES Act and have determined there to be no material effect on the fiscal year tax provision. We will continue to evaluate the income tax provisions of the CARES Act and monitor the tax law changes that could have income tax accounting and disclosure implications.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions.

Earnings Per Share

Basic net (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted net income per share is similar to the computation of basic net income per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. As of June 30, 2020, the Company’s only potentially dilutive common shares are 323,195 shares that Mr. Winfield has a right to acquire pursuant to vested stock options. The basic and diluted earnings per share are the same for the fiscal year ended June 30, 2020 because the Company had a net loss.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective July 1, 2019, we adopted ASU 2016-02 using the modified retrospective approach provided by ASU 2018-11. We elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification. We also elected the short-term lease practical expedient, which allowed us to not recognize leases with a term of less than twelve months on our consolidated balance sheets. In addition, we elected the lease and non-lease components practical expedient, which allowed us to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. We did not record any operating lease right-of-use (“ROU”) assets and operating lease liabilities upon adoption of the new standard as the aggregate value of the ROU assets and operating lease liabilities are immaterial relative to our total assets and liabilities as of June 30, 2020 and 2019. The standard did not have an impact on our other finance leases, statements of operations or cash flows. See Note 4 and Note 10 for balances of finance lease ROU assets and liabilities, respectively.

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

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic has had a material detrimental impact on our liquidity. For the fiscal year ended June 30, 2020, our net cash flow used in operations was $3,454,000. For the fiscal year ended June 30, 2019, our net cash flow provided by operations was $14,269,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

As of June 30, 2020, we had cash, cash equivalents, and restricted cash of $28,286,000 which included $10,666,000 of restricted cash held by our Hotel senior lender Wells Fargo Bank, N.A. (“Lender”). Of the $10,666,000 restricted cash, $7,486,000 was held for furniture, fixtures and equipment (“FF&E”) reserves and $2,432,000 was held for a possible future property improvement plan (“PIP”) requested by our franchisor, Hilton. However, Hilton has confirmed that it will not require a PIP for our Hotel until relicensing which shall occur at the earlier of (i) January 2030, which is six years after the maturity date of our current senior and mezzanine loans, or (ii) upon the sale of our Hotel. On August 19, 2020, Operating received PIP deposits in the amount of $2,379,000 held by Lender. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used proceeds from the loan primarily for payroll costs. As of June 30, 2020, Justice had used $3,568,000 in qualified expenses such as payroll expenses, mortgage interests, utilities, etc., and had a balance of $1,151,000 available for future qualified expenses. The SBA Loan - Justice is scheduled to mature on April 9, 2022 and has a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of June 30, 2020, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup is scheduled to mature on April 27, 2022 and has a 1.00% interest rate. Both the SBA Loan – Justice and SBA Loan – InterGroup (collectively the “SBA Loans”) may be forgiven if the funds are used for payroll and other qualified expenses. All payments of principal and interests are deferred until October 2020. The SBA Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. We anticipate applying for loan forgiveness shortly. All unforgiven portion of the principal and accrued interest will be due at maturity.

In order to increase our liquidity position, the Company refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, the Company refinanced one of its California properties and generated net proceeds of $1,144,000. We are currently evaluating other refinancing opportunities. We could refinance additional multifamily properties should the need arise; however, we do not deem it necessary at this time. The Company has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) of which $5,000,000 was available to be drawn down as of June 30, 2020; however, the outstanding balance on the revolving line of credit was paid down fully on August 28, 2020, making the entire $8,000,000 available to be drawn down should additional liquidity be necessary. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,026,000. Santa Fe will manage its federal and state income tax liability, and anticipates the utilization of its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale. Santa Fe will not seek a replacement property.

As the sole general partner of Justice that controls approximately 93.3% of the voting interest in the Partnership, Portsmouth has the ability to amend the partnership agreement to allow for capital calls to the limited partners of Justice if needed. The majority of any capital calls will be met by Portsmouth. Portsmouth will have financing availability, upon the authorization of the respective board of directors, to borrow from InterGroup and/or Santa Fe to meet any capital calls and its other obligations during the next twelve months and beyond. On August 28, 2020, the Board of InterGroup and Santa Fe have passed resolutions, respectively, to provide funding to Portsmouth if necessary. The Partnership is also allowed to seek additional loans and sell partnership interests. Upon the consent of the general partner and a super majority in interest, the Partnership may sell additional classes or series of units of the Partnership under certain conditions in order to raise additional capital.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel and our real estate properties. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position, after giving effect to the transactions discussed above, will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if current levels of low occupancy were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. We believe that our cash on hand, along with other potential aforementioned sources of liquidity that management may be able to obtain, will be sufficient to fund our working capital needs, as well as our capital lease and debt obligations for at least the next twelve months and beyond. However, there can be no guarantee that management will be successful with its plan.

NOTE 3 - REVENUE

Our revenue from real estate is primarily rental income from residential and commercial property leases which is recorded when due from residents and is recognized monthly as earned. The following table present our Hotel revenue disaggregated by revenue streams.

For the year ended June 30,	2020	2019
Hotel revenues:
Hotel rooms	$36,465,000	$51,243,000
Food and beverage	3,529,000	5,353,000
Garage	2,368,000	2,875,000
Other operating departments	477,000	410,000
Total Hotel revenue	$42,839,000	$59,881,000

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

Contract assets and liabilities

We do not have any material contract assets as of June 30, 2020 and 2019, other than trade and other receivables, net on our consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our consolidated balance sheets. Contract liabilities decreased to $375,000 as of June 30, 2020 from $1,215,000 as of June 30, 2019. The decrease for the twelve months ended June 30, 2020 was primarily driven by $840,000 revenue recognized that was included in the advanced deposits balance as of June 30, 2019.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2020	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,775,000	(291,000)	1,484,000
Furniture and equipment	30,528,000	(27,498,000)	3,030,000
Building and improvements	64,005,000	(32,488,000)	31,517,000
Investment in Hotel, net	$99,046,000	$(60,277,000)	$38,769,000

		Accumulated	Net Book
June 30, 2019	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	521,000	(35,000)	486,000
Furniture and equipment	30,585,000	(26,842,000)	3,743,000
Building and improvements	63,879,000	(31,010,000)	32,869,000
Investment in Hotel, net	$97,723,000	$(57,887,000)	$39,836,000

NOTE 5 - INVESTMENT IN REAL ESTATE, NET

At June 30, 2020, the Company’s investment in real estate consisted of twenty properties located throughout the United States. These properties include sixteen apartment complexes, three single-family houses as strategic investments, and one commercial real estate property. The Company also owns unimproved land located in Maui, Hawaii.

Investment in real estate included the following:

As of	June 30, 2020	June 30, 2019
Land	$23,565,000	$23,566,000
Buildings, improvements and equipment	69,417,000	68,369,000
Accumulated depreciation	(44,112,000)	(41,629,000)
	48,870,000	50,306,000
Land held for development	1,468,000	1,467,000
Investment in real estate, net	$50,338,000	$51,773,000

NOTE 6 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

At June 30, 2020 and 2019, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Fair Value

As of June 30, 2020
Corporate Equities	$11,459,000	$902,000	$(6,183,000)	$(5,281,000)	$6,178,000

As of June 30, 2019
Corporate Equities	$19,204,000	$1,753,000	$(11,261,000)	$(9,508,000)	$9,696,000

As of June 30, 2020 and 2019, approximately 11% and 7% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining Inc. (“Comstock” – NYSE AMERICAN: LODE), respectively.

As of June 30, 2020 and 2019, the Company had $5,734,000 and $11,088,000, respectively, of unrealized losses related to securities held for over one year; of which $5,427,000 and $10,900,000 are related to its investment in Comstock, respectively.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the years ended June 30, 2020 and 2019, respectively.

For the year ended June 30,	2020	2019
Realized loss on marketable securities	(641,000)	(806,000)
Unrealized loss on marketable securities related to Comstock	-	(254,000)
Unrealized loss on marketable securities	(1,272,000)	(673,000)
Net loss on marketable securities	$(1,913,000)	$(1,733,000)

NOTE 7 – OTHER INVESTMENTS, NET

The Company may also invest, with the approval of the Executive Strategic Real Estate and Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments, net of other than temporary impairment losses.

Other investments, net consist of the following:

Type	June 30, 2020	June 30, 2019
Private equity hedge fund, at cost	$157,000	$376,000
Other investments	121,000	236,000
	$278,000	$612,000

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

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2020
Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$2,365,000
Basic material	1,209,000
Energy	767,000
Industrials	484,000
Corporate bonds	417,000
Other	936,000
$6,178,000

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

Assets	Level 3	June 30, 2020	Net loss for the year ended June 30, 2020

Other non-marketable investments	$278,000	$278,000	$(219,000)

			Net loss for the year
Assets	Level 3	June 30, 2019	ended June 30, 2019

Other non-marketable investments	$612,000	$612,000	$(98,000)

For fiscal years ended June 30, 2020 and 2019, we received distribution from other non-marketable investments of $115,000 and $103,000, respectively.

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

NOTE 9 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2020	2019
Accounts receivable, net	$504,000	$852,000
Prepaid expenses	673,000	747,000
Miscellaneous assets, net	808,000	763,000
Total other assets	$1,985,000	$2,362,000

NOTE 10 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of June 30, 2020 and 2019, respectively.

As of June 30,	2020	2019
Note payable - Hilton	$3,008,000	$3,325,000
Note payable - Interstate	1,646,000	1,896,000
Other notes payable - SBA Loans	5,172,000	-
Other notes payable	-	40,000
Total related party and other notes payable	$9,826,000	$5,261,000

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. As of June 30, 2020 and 2019, balance of the key money including accrued interests are $1,009,000 and $2,049,000, respectively, and are included in restricted cash in the consolidated balance sheets. Unamortized portion of the key money is included in the related party notes payable in the consolidated balance sheets.

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Intergroup Woodland Village, Inc. (“Woodland Village”) and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. Woodland Village holds a three-story apartment complex in Santa Monica, California and is a subsidiary of Santa Fe and the Company. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interests were due in July 2019. In July 2019, the Company obtained a modification from CIBC which increased the RLOC by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC. In July 2020, the $2,969,000 mortgage due to InterGroup and the RLOC was extended to July 2021.

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

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used proceeds from the loan primarily for payroll costs. As of June 30, 2020, Justice had used $3,568,000 in qualified expenses and had a balance of $1,151,000 available for future qualified expenses. The SBA Loan - Justice is scheduled to mature on April 9, 2022 and has a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of June 30, 2020, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup is scheduled to mature on April 27, 2022 and has a 1.00% interest rate. Both the SBA Loan – Justice and SBA Loan – InterGroup (collectively the “SBA Loans”) may be forgiven if the funds are used for payroll and other qualified expenses. All payments of principal and interests are deferred until October 2020. The SBA Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. We anticipate applying for loan forgiveness shortly. All unforgiven portion of the principal and accrued interest will be due at maturity. As of June 30, 2020, balance of the SBA Loans total $5,172,000 and are included in other notes payable in the consolidated balance sheets.

As of June 30, 2020, the Company had finance lease obligations outstanding of $1,098,000. These finance leases expire in various years through 2023 at rates ranging from 4.62% to 6.25% per annum. Minimum future lease payments for assets under finance leases as of June 30, 2020 are as follows:

For the year ending June 30,
2021	$503,000
2022	492,000
2023	188,000
Total minimum lease payments	1,183,000
Less interest on finance lease	(85,000)
Present value of future minimum lease payments	$1,098,000

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2021	$1,016,000
2022	9,190,000
2023	750,000
2024	567,000
2025	567,000
Thereafter	1,819,000
$13,909,000

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 1, 2021. The balance of this loan is $3,000,000 as of June 30, 2020 and 2019, and is eliminated in the consolidated balance sheets.

On February 5, 2020, Santa Fe acquired additional 44.6% interest in Woodland Village from InterGroup by issuing 97,500 shares of its common stock to InterGroup. As a result of the transaction, Woodland Village became a wholly owned subsidiary of Santa Fe. The transaction is being made pursuant to a Contribution Agreement (the “Contribution Agreement”) between Santa Fe and InterGroup, dated February 5, 2020. The Contribution Agreement also contains a provision for a potential subsequent earn out to InterGroup pursuant to terms set forth therein.

Four of the Portsmouth directors serve as directors of InterGroup. Two of those directors also serve as directors of Santa Fe. The two Santa Fe directors also serve as directors of InterGroup.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Board of Portsmouth and Santa Fe and oversees the investment activity of those companies. Effective June 2016, Mr. Winfield became the Managing Director of Justice. Depending on certain market conditions and various risk factors, the Chief Executive Officer, Portsmouth and Santa Fe may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of the Portsmouth and Santa Fe, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

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

The Mortgage Loan is secured by the Partnership’s principal asset, the Hilton San Francisco-Financial District (the “Property”). The Mortgage Loan bears an interest rate of 5.275% per annum and matures in January 2024. The term of the loan is 10 years with interest only due in the first three years and principle and interest on the remaining seven years of the loan based on a thirty-year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by Portsmouth in favor of the Mortgage Lender.

The Mezzanine Loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The Mezzanine Loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. Interest only payments were due monthly. On July 31, 2019, Mezzanine refinanced the Mezzanine Loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly. As additional security for the new mezzanine loan, there is a limited guaranty executed by the Partnership and Portsmouth in favor of Cred Reit Holdco LLC (the “Mezzanine Guaranty” and, together with the Mortgage Guaranty, the “Guaranties”).

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2020 and 2019, InterGroup is in compliance with both requirements. However, due to the Hotel’s current low occupancy and its negative impact on the Hotel’s cash flow, Justice Operating Company, LLC is not meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lock-box and cash sweep by the Lender for all cash collected by the Hotel, and under certain terms, would allow the Lender to request Operating to replace its hotel management company. The DSCR for Operating has been below 1.00 for the last two quarters during fiscal year 2020 while it is required to maintain a DSCR of at least 1.10 to 1.00 for two consecutive quarters. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

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

In April 2020, the Company refinanced its $8,453,000 and $2,469,000 mortgage notes payable on its 151-unit apartment complex in Parsippany, New Jersey and obtained a new mortgage note payable for $18,370,000. The Company received net proceeds of $6,814,000 as a result of the refinance. Interest rate on the mortgage is fixed at 3.17% for ten years and the mortgage matures in May 2030. The Company recorded loss on debt extinguishment of approximately $687,000 as a result of the refinance which represent prepayment premium on prior mortgage notes payables.

In June 2020, the Company refinanced its $1,274,000 mortgage note payable on its 9-unit apartment complex in Marina del Rey, California and obtained a new mortgage note payable for $2,600,000. The Company received net proceeds of $1,144,000 as a result of the refinance. Interest rate on the mortgage is fixed at 3.09% for ten years and the mortgage matures in July 2030.

Each mortgage notes payable is secured by real estate or the Hotel. As of June 30, 2020 and 2019, the mortgage notes payables are summarized as follows:

	As of June 30, 2020

	Number	Note		Note
Property	of Units	Origination Date		Maturity Date		Mortgage Balance	Interest Rate

SF Hotel	544 rooms	December	2013	January	2024	$92,292,000	5.28%
SF Hotel	544 rooms	July	2019	January	2024	20,000,000	7.25%
		Mortgage notes payable - Hotel				112,292,000
		Debt issuance costs				(896,000)
		Total mortgage notes payable - Hotel				$111,396,000

Florence	157	March	2015	April	2025	$3,150,000	3.87%
Las Colinas	358	November	2012	December	2022	16,529,000	3.73%
Morris County	151	April	2020	May	2030	18,341,000	3.17%
St. Louis	264	May	2013	May	2023	5,236,000	4.05%
Los Angeles	4	September	2012	September	2042	333,000	3.75%
Los Angeles	2	September	2012	September	2042	337,000	3.75%
Los Angeles	1	August	2012	September	2042	363,000	3.75%
Los Angeles	31	November	2010	December	2020	4,800,000	4.85%
Los Angeles	30	August	2007	September	2022	5,614,000	5.97%
Los Angeles	14	April	2011	March	2021	1,597,000	5.89%
Los Angeles	12	June	2016	June	2026	2,125,000	3.59%
Los Angeles	9	June	2020	July	2030	2,600,000	3.09%
Los Angeles	9	April	2011	March	2021	1,088,000	5.89%
Los Angeles	8	July	2013	July	2043	428,000	3.75%
Los Angeles	7	August	2012	September	2042	823,000	3.75%
Los Angeles	4	August	2012	September	2042	563,000	3.75%
Los Angeles	1	September	2012	September	2042	388,000	3.75%
Los Angeles	1	September	2018	October	2048	974,000	4.75%
Los Angeles	Office	April	2016	January	2021	770,000	2.67%
		Mortgage notes payable - real estate				66,059,000
		Debt issuance costs				(447,000)
		Total mortgage notes payable - real estate				$65,612,000

	As of June 30, 2019

	Number	Note		Note
Property	of Units	Origination Date		Maturity Date		Mortgage Balance	Interest Rate

SF Hotel	544 rooms	December	2013	January	2024	$93,746,000	5.28%
SF Hotel	544 rooms	December	2013	January	2024	20,000,000	9.75%
		Mortgage notes payable - Hotel				113,746,000
		Debt issuance costs				(659,000)
		Total mortgage notes payable - Hotel				$113,087,000

Florence	157	March	2015	April	2025	$3,222,000	3.87%
Las Colinas	358	November	2012	December	2022	16,974,000	3.73%
Morris County	151	July	2012	August	2022	8,737,000	3.51%
Morris County	151	June	2014	August	2022	2,512,000	4.51%
St. Louis	264	May	2013	May	2023	5,365,000	4.05%
Los Angeles	4	September	2012	September	2042	343,000	3.75%
Los Angeles	2	September	2012	September	2042	347,000	3.75%
Los Angeles	1	August	2012	September	2042	373,000	3.75%
Los Angeles	31	November	2010	December	2020	4,927,000	4.85%
Los Angeles	30	August	2007	September	2022	5,765,000	5.97%
Los Angeles	14	April	2011	March	2021	1,632,000	5.89%
Los Angeles	12	June	2016	June	2026	2,172,000	3.59%
Los Angeles	9	April	2011	May	2021	1,303,000	5.60%
Los Angeles	9	April	2011	March	2021	1,112,000	5.89%
Los Angeles	8	July	2013	July	2043	440,000	3.75%
Los Angeles	7	August	2012	September	2042	846,000	3.75%
Los Angeles	4	August	2012	September	2042	579,000	3.75%
Los Angeles	1	September	2012	September	2042	399,000	3.75%
Los Angeles	1	September	2018	October	2048	990,000	4.75%
Los Angeles	Office	April	2016	January	2021	806,000	4.91%
		Mortgage notes payable - real estate				58,844,000
		Debt issuance costs				(273,000)
		Total mortgage notes payable - real estate				$58,571,000

Future minimum payments for all mortgage notes payable are as follows:

For the year ending June 30,
2021	$11,211,000
2022	3,101,000
2023	28,244,000
2024	108,113,000
2025	3,494,000
Thereafter	24,188,000
$178,351,000

NOTE 12 – MANAGEMENT AGREEMENTS

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. The key money is included in restricted cash balances in the consolidated balance sheets. As of June 30, 2020 and 2019, balance of the key money including accrued interests are $1,009,000 and $2,049,000, respectively. As of June 30, 2020 and 2019, unamortized portion of the key money was $1,646,000 and $1,896,000, respectively, and are included in related party and other notes payable in the consolidated balance sheets. During the years ended June 30, 2020 and 2019, Interstate management fees were $341,000 and $1,206,000, respectively, and are included in Hotel operating expenses in the consolidated statements of operations.

NOTE 13 – CONCENTRATION OF CREDIT RISK

As of June 30, 2020 and 2019, all accounts receivables are related to Hotel customers. The Hotel had two customers that accounted for 95%, or $239,000 of accounts receivable at June 30, 2020, and one customer that accounted for 32%, or $272,000 of accounts receivable at June 30, 2019.

The Company maintains its cash and cash equivalents and restricted cash with various financial institutions that are monitored regularly for credit quality. At times, such cash and cash equivalents holdings may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) or other federally insured limits.

NOTE 14 – INCOME TAXES

The provision for the Company’s income tax (expense) benefit is comprised of the following:

For the years ended June 30,	2020	2019

Federal
Current tax expense	$(57,000)	$(1,387,000)
Deferred tax benefit	1,828,000	2,563,000
	1,771,000	1,176,000

State
Current tax expense	(64,000)	(25,000)
Deferred tax benefit (expense)	1,087,000	(850,000)
	1,023,000	(875,000)

Income Tax Benefit	$2,794,000	$301,000

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:

For the years ended June 30,	2020	2019

Statutory federal tax rate	$1,593,000	$(457,000)
State income taxes, net of federal tax benefit	812,000	(972,000)
Dividend received deduction	18,000	16,000
Disallowed interest	504,000	-
Valuation allowance	49,000	2,158,000
Basis difference in investments	39,000	815,000
Carryback tax payable	-	(1,140,000)
Other	(221,000)	(119,000)
	$2,794,000	$301,000

The components of the deferred tax asset and liabilities are as follows:

	June 30, 2020	June 30, 2019
Deferred tax assets:
Net operating loss carryforwards	$8,713,000	$6,810,000
Capital loss carryforwards	1,074,000	1,283,000
Investment impairment reserve	1,156,000	1,295,000
Accruals and reserves	871,000	1,095,000
Interest expense	1,498,000	162,000
Tax credits	563,000	619,000
Unrealized loss on marketable securities	1,591,000	547,000
Other	221,000	231,000
Valuation allowance	(497,000)	(524,000)
	15,190,000	11,518,000
Deferred tax liabilities:
Equity earnings	(4,306,000)	(3,188,000)
Deferred gains on real estate sale and depreciation	(6,249,000)	(6,844,000)
State taxes	(252,000)	(18,000)
	(10,807,000)	(10,050,000)
Net deferred tax asset	$4,383,000	$1,468,000

Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2019, because of tax planning to generate taxable income in the future, management has determined that there is sufficient positive evidence to conclude that a significant portion of its deferred tax assets are realizable. As a result, the valuation allowance decreased by $2,086,000 during the fiscal year ended June 30, 2019.

As of June 30, 2020, the Company had estimated net operating losses (NOLs) of $30,486,000 and $26,140,000 for federal and state purposes, respectively. Below is the break-down of the NOLs for InterGroup, Santa Fe and Portsmouth. The carryforward expires in varying amounts through the year 2038.

	Federal	State
InterGroup	$-	$-
Santa Fe	9,781,000	4,761,000
Portsmouth	20,705,000	21,379,000
	$30,486,000	$26,140,000

Utilization of the net operating loss carryover may be subject a substantial annual limitation if it should be determined that there has been a change in the ownership of more than 50 percent of the value of the Company’s stock, pursuant to Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss carryovers before utilization.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. As of June 30, 2020, it has been determined there are no uncertain tax positions likely to impact the Company.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examination by federal, state and local jurisdictions, where applicable.

As of June 30, 2020, tax years beginning in fiscal years 2015 and 2016 remain open to examination by the major tax jurisdictions, and are subject to the statute of limitations.

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

Information below represents reported segments for the years ended June 30, 2020 and 2019. Segment income from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Loss from investments consists of net investment loss, dividend and interest income and investment related expenses.

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2020	Operations	Operations	Transactions	Other	Total
Revenues	$42,839,000	$15,178,000	$-	$-	$58,017,000
Segment operating expenses	(37,333,000)	(8,051,000)	-	(2,870,000)	(48,254,000)
Segment income (loss) from operations	5,506,000	7,127,000	-	(2,870,000)	9,763,000
Interest expense - mortgage	(6,885,000)	(2,436,000)	-	-	(9,321,000)
Loss on debt extinguishment	-	(687,000)	-	-	(687,000)
Depreciation and amortization expense	(2,389,000)	(2,483,000)	-	-	(4,872,000)
Loss from investments	-	-	(2,766,000)	-	(2,766,000)
Income tax benefit	-	-	-	2,794,000	2,794,000
Net income (loss)	$(3,768,000)	$1,521,000	$(2,766,000)	$(76,000)	$(5,089,000)
Total assets	$56,004,000	$50,338,000	$6,456,000	$17,419,000	$130,217,000

As of and for the year	Hotel	Real Estate	Investment
ended June 30, 2019	Operations	Operations	Transactions	Other	Total
Revenues	$59,881,000	$14,872,000	$-	$-	$74,753,000
Segment operating expenses	(44,466,000)	(7,810,000)	-	(2,346,000)	(54,622,000)
Segment income (loss) from operations	15,415,000	7,062,000	-	(2,346,000)	20,131,000
Interest expense - mortgage	(7,234,000)	(2,554,000)	-	-	(9,788,000)
Loss on disposal of assets	(398,000)	-	-	-	(398,000)
Depreciation and amortization expense	(2,506,000)	(2,429,000)	-	-	(4,935,000)
Loss from investments	-	-	(2,497,000)	-	(2,497,000)
Income tax benefit	-	-	-	301,000	301,000
Net income (loss)	$5,277,000	$2,079,000	$(2,497,000)	$(2,045,000)	$2,814,000
Total assets	$62,148,000	$51,773,000	$10,308,000	$6,650,000	$130,879,000

NOTE 16 – STOCK-BASED COMPENSATION PLANS

The Company follows the Statement of Financial Accounting Standards 123 (Revised), “Share-Based Payments” (“SFAS No. 123R”), which was primarily codified into ASC Topic 718 “Compensation – Stock Compensation”, which addresses accounting for equity-based compensation arrangements, including employee stock options and restricted stock units.

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

As of June 30, 2020, there were no RSUs outstanding.

Intergroup Corporation 2010 Omnibus Employee Incentive Plan

On February 24, 2010, the shareholders of the Company approved The Intergroup Corporation 2010 Omnibus Employee Incentive Plan (the “2010 Incentive Plan”), which was formally adopted by the Board of Directors following the annual meeting of shareholders. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 5 years of continuous service. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2010 Incentive Plan. The 2010 Incentive plan as modified in December 2013, authorizes a total of up to 400,000 shares of common stock to be issued as equity compensation to officers and employees of the Company in an amount and in a manner to be determined by the Compensation Committee in accordance with the terms of the 2010 Incentive Plan. The 2010 Incentive Plan authorizes the awards of several types of equity compensation including stock options, stock appreciation rights, performance awards and other stock-based compensation. The 2010 Incentive Plan had an original expiration date of February 23, 2020, if not terminated sooner by the Board of Directors upon recommendation of the Compensation Committee. Any awards issued under the 2010 Incentive Plan will expire under the terms of the grant agreement.

The shares of common stock to be issued under the 2010 Incentive Plan have been registered under the Securities Act, pursuant to a registration statement filed on Form S-8 by the Company on June 16, 2010. Once received, shares of common stock issued under the Plan will be freely transferable subject to any requirements of Section 16 (b) of the Exchange Act.

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30, which is 100% of the fair market value of the Company’s Common Stock as determined by reference to the closing price of the Company’s Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options had an original expiration date ten years from the date of grant, unless terminated earlier in accordance with the terms of the 2010 Incentive Plan. The options shall be subject to both time and market based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2020, all the market vesting requirements have been met.

On December 28, 2019, the Compensation Committee of the Board of Directors recommended to the Board amendments to the 2010 Incentive Plan which would amend Section 1.3 to extend the term from ten years to sixteen years, and Section 6.4 to change “tenth (10th) anniversary date” to “twentieth (20th) anniversary date”. This would increase the term of the 2010 Incentive Plan to twenty years (expiring in February 2030 instead of February 2020) and also permit the existence of options with a term longer than ten years. The purpose of the amendment to the term is to extend its existence as our only incentive plan. The purpose of amendment of the allowable term of options is so that the Board may extend the term of the 100,000 options granted to John Winfield on March 16, 2010 from ten years to sixteen years so that these options will terminate on March 16, 2026 instead of on March 16, 2020, in recognition of Mr. Winfield’s contributions to and leadership of our Company. The recommended amendments were approved by shareholders on February 25, 2020. During the fiscal year ended June 30, 2020, the Company recorded additional stock option compensation expense in the amount of $116,000 as a result of the aforementioned amendments.

In February 2012, the Compensation Committee awarded 90,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 90,000 shares of common stock. The per share exercise price of the options is $19.77 which is the fair value of the Company’s Common Stock as reported on NASDAQ on February 28, 2012. The options expire ten years from the date of grant. The options are subject to both time and market based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2020, all of these options have met the market vesting requirements.

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

In March 2017, the Compensation Committee awarded 18,000 stock options to the Company’s Vice President of Real Estate, David C. Gonzalez, to purchase up to 18,000 shares of common stock. The per share exercise price of the options is $27.30 which is the fair value of the Company’s Common Stock as reported on NASDAQ Capital Market on March 2, 2017. The options expire ten years from the date of grant. Pursuant to the time vesting requirements, the options vest over a period of five years, with 3,600 options vesting upon each one-year anniversary of the date of grant.

During the years ended June 30, 2020 and 2019, the Company recorded stock option compensation expense of $142,000 and $76,000, respectively, related to stock options previously issued and amending the 2010 Incentive Plan. As of June 30, 2020, there was an estimated total of $18,000 unamortized compensation related to stock options which is expected to be recognized over the weighted average of 1.67 years.

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

The following table summarizes the stock options activity from July 1, 2018 through June 30, 2020:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at	July 1, 2018	368,000	$17.21	4.17 years	$3,505,000
Granted		-	-	-	-
Exercised		(26,805)	20.52	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2019	341,195	$16.95	3.07 years	$4,680,000
Exercisable at	June 30, 2019	330,395	$16.62	2.92 years	$4,643,000
Vested and Expected to vest at	June 30, 2019	341,195	$16.95	3.07 years	$4,680,000

Outstanding at	July 1, 2019	341,195	$16.95	3.07 years	$4,680,000
Granted		-	-	-	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2020	341,195	$16.95	3.83 years	$3,271,000
Exercisable at	June 30, 2020	323,195	$16.38	3.67 years	$3,271,000
Vested and Expected to vest at	June 30, 2020	341,195	$16.95	3.83 years	$3,271,000

NOTE 17 – RELATED PARTY TRANSACTIONS

As discussed in Note 10 – Related Party and Other Financing Transactions, on July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of two years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Justice Holdings Company, LLC (“Holdings”) in connection with the redemption of limited partnership interests. The loan was extended to July 1, 2021. The balance of this loan is $3,000,000 as of June 30, 2020 and 2019, and is eliminated in the consolidated balance sheets.

In connection with the redemption of limited partnership interests of Justice, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. As of June 30, 2018, $200,000 of these fees remained payable and were paid off as of June 30, 2019.

On February 5, 2020, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with Santa Fe pursuant to which the Company received 97,500 shares of common stock, par value $0.10 per share, of Santa Fe, in exchange for its contribution to Santa Fe of 4,460 shares of common stock (the “Common Stock”) of Intergroup Woodland Village, Inc., an Ohio corporation (“Transaction”). As a result of the contribution, Woodland Village became a wholly owned subsidiary of Santa Fe. Before the issuance of the stock referenced in the preceding sentence, the Company had the power to vote 86.3% of the voting shares of Santa Fe, which includes the power to vote an approximately 4% interest in the common stock in Santa Fe owned by the Company’s Chairman and CEO, John V. Winfield, pursuant to a voting trust agreement entered into on June 30, 1998. Subsequent to this issuance, the Company has the power to vote 87.4% of the issued and outstanding common stock of Santa Fe, which includes the power to vote an approximately 3.7% interest in the common stock in Santa Fe under the aforementioned voting trust agreement. Mr. Winfield, Chairman of the Board of both the Company and Santa Fe, is a control person of both entities.

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

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Board of Portsmouth and Santa Fe and oversees the investment activity of those companies. Effective June 2016, Mr. Winfield became the Managing Director of Justice. Depending on certain market conditions and various risk factors, the Chief Executive Officer, Portsmouth and Santa Fe may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of the Portsmouth and Santa Fe, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Cash Management Agreement

As part of the Hotel refinancing effective December 18, 2013, Operating entered into a Cash Management Agreement with Bank of America, N.A. (“Lender”) and Wells Fargo Bank, N.A. (“Cash Management Bank”) whereby all cash received by Operating is to be deposited into a business checking account controlled by the Cash Management Bank up to the loan maturity date. Additionally, other terms of the Cash Management Agreement provide that effective February 2019 or upon a Property Improvement Plan (“PIP”) requirement by Hilton (“Franchisor”) deemed the “Cash Sweep Period” during which all excess cash generated by Operating beyond the monthly budgeted expenses and debt services including principal and interest, insurance reserves, real estate taxes reserve, furniture fixtures and equipment (“FF&E”) reserves, for the senior and mezzanine loans, will be held by the Cash Management Bank for future hotel improvements as required by the date or a PIP. Currently, any and all funds are being controlled by the Cash Management Bank according to the Cash Management Agreement.

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

Since the opening of the Hotel as a full brand Hilton in January 2006, the Partnership has incurred monthly royalties, program fees and information technology recapture charges equal to a percentage of the Hotel’s gross room revenue. Fees for such services during fiscal year 2020 and 2019 totaled approximately $3.0 million and $4.1 million, respectively.

Hotel Employees

Effective February 3, 2017, the Partnership had no employees. On February 3, 2017, Interstate assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel. As of June 30, 2020, approximately 87% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which the Partnership was a party. During the fiscal year ended June 30, 2020, the Partnership renewed the CBA for Local 2 (Hotel and Restaurant Employees). CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2022. CBA for Local 39 (Stationary Engineers) will expire on July 31, 2024.

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

Legal Matters

The Company may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company will defend itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 19 – SUBSEQUENT EVENTS

In July 2020, the Company entered into a second modification agreement with CIBC Bank USA (“CIBC”) which extended the maturity date of its $8,000,000 RLOC to July 21, 2021.

On August 19, 2020, Operating entered into a consent agreement whereby the Lender agreed to release certain PIP deposits held in escrow for the benefit of Operating but restricted to be utilized specifically for a future PIP. Since Franchisor will not require a PIP until the expiration of the franchise agreement in January 2030 or upon the sale of the Hotel, on August 19, 2020, Operating received PIP deposits in the amount of $2,379,000 held by Lender. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,026,000. Santa Fe will manage its federal and state income tax liability, and anticipates the utilization of its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale. Santa Fe will not seek a replacement property.

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

The internal control over financial reporting include those policies and procedures that:

● pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

● provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

● provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2020.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2020:

Name	Position with the Company	Age	Term to Expire

Class A Directors:

John V. Winfield (4)	Chairman of the Board; President	73	Fiscal 2021 Annual Meeting
	and Chief Executive Officer

Jerold R. Babin (3)	Director	87	Fiscal 2021 Annual Meeting

Class B Directors:

Yvonne L. Murphy (1) (2) (4)	Director	63	Fiscal 2022 Annual Meeting

William J. Nance (2) (3) (4)	Director	76	Fiscal 2022 Annual Meeting

Class C Director:

John C. Love (1) (2) (3)	Director	80	Fiscal 2020 Annual Meeting

Executive Officers:

David C. Gonzalez	Vice President Real Estate, Advisor of Executive Strategic Real Estate and Securities Investment Committee	53	N/A

Danfeng Xu	Treasurer, Controller (Principal Financial Officer), and Secretary	33	N/A

(1) Member of the Nominating Committee

(2) Member of the Compensation Committee

(3) Member of the Audit Committee

(4) Member of the Executive Strategic Real Estate and Securities Investment Committee

Business Experience:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield — Mr. Winfield was first appointed to the Board in 1982. He currently serves as the Company’s Chairman of the Board, President and Chief Executive Officer, having first been appointed as such in 1987. Mr. Winfield also serves as President, Chairman and Chief Executive Officer of the Company’s subsidiaries, Santa Fe and Portsmouth, both public companies. Effective June 2016, Mr. Winfield became the Managing Director of Justice. Mr. Winfield’s extensive experience as an entrepreneur and investor, as well as his managerial and leadership experience from serving as a chief executive officer and director of public companies, led to the Board’s conclusion that he should serve as a director of the Company.

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

Yvonne L. Murphy — Mrs. Murphy was elected to the Board of InterGroup in February 2014 and to the Board of Portsmouth, a subsidiary of the Company, in February 2019. She resigned from the Board of Portsmouth in December 2019. She was a member of Governor Kenny C. Guinn’s executive staff in Nevada, and was employed for years by the prestigious Jones Vargas law firm in Reno, Nevada. She served in nine legislative sessions during the most challenging years in Nevada’s history. Prior to starting her own lobbying firm, Ms. Murphy worked for RR Partners in its corporate office in Las Vegas, Nevada and in the Government Affairs Division in Reno. She has a Doctorate and a Master’s in Business Administration from the California Pacific University. Mrs. Murphy’s impressive experience in corporate management, legal research and legislative lobbying led to the Board’s conclusion that she should serve as a director of the Company.

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

John C. Love — Mr. Love was appointed to the Board in 1998. Mr. Love is an international hospitality and tourism consultant. He is a retired partner in the national CPA and consulting firm of Pannell Kerr Forster and, for the last 30 years, a lecturer in hospitality industry management control systems and competition & strategy at Golden Gate University and San Francisco State University. He is Chairman Emeritus of the Board of Trustees of Golden Gate University and the Executive Secretary of the Hotel and Restaurant Foundation. Mr. Love is also a Director of Portsmouth and served on the Board of Santa Fe from March 1998 to December 2019. Mr. Love’s extensive experience as a CPA and in the hospitality industry, including teaching at the university level for the last 30 years in management control systems, and his knowledge and understanding of finance and financial reporting, led to the Board’s conclusion that he should serve as a director of the Company.

David C. Gonzalez — Mr. Gonzalez was appointed Vice President Real Estate of the Company on January 31, 2001. Since 1989, Mr. Gonzalez has served in numerous capacities with the Company, including Controller and Director of Real Estate. Mr. Gonzalez was appointed advisor of the Executive Strategic Real Estate and Securities Investment Committee of the Company, Portsmouth and Santa Fe in February 2020.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2020 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

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

Nominating Committee

The Company’s Nominating Committee is comprised of two “independent” directors as independence is defined by the applicable rules of the SEC and NASDAQ. Directors Love and Murphy serve as the current members of the Nominating Committee. The Company has not established a charter for the Nominating Committee, and the Committee has no policy with regard to consideration of any director candidates recommended by security holders. As a smaller reporting company whose directors own in excess of sixty percent of the voting shares of the Company, InterGroup has not deemed it appropriate to institute such a policy. There have not been any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

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

Compensation Committee

The Company’s Compensation Committee (the “Compensation Committee”) is comprised of three “independent” members of the Board of Directors as independence is defined by the applicable rules of the SEC and NASDAQ. Mr. Nance serves as Chairman of the Compensation Committee. The Company has not established a charter for the Compensation Committee. The Compensation Committee reviews and recommends to the Board of Directors the compensation for the Company’s Chief Executive Officer and other executive officers, including equity or performance-based compensation and plans. The Compensation Committee seeks to design and set compensation to attract and retain highly qualified executive officers and to align their interests with those of long-term owners of the Company. The Compensation Committee may also make recommendations to the Board of Directors as to the amount and form of director compensation. The Compensation Committee has not engaged any compensation consultants in determining the amount or form of executive of director compensation but does review and monitor published compensation surveys and studies. The Compensation Committee may delegate to the Company’s Chief Executive Officer the authority to determine the compensation of certain executive officers. The Compensation Committee also oversees the Company’s 2010 Incentive Plan.

Item 11.	Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiaries for each of the Company’s last two completed fiscal years ended June 30, 2020 and 2019. There was no non-equity incentive plan compensation or nonqualified deferred compensation earnings. There are currently no employment contracts with the executive officers.

SUMMARY COMPENSATION TABLE

					Other
Name and Position	Fiscal Year	Salary		Bonus	Compensation		Total

John V. Winfield	2020	$844,000	(1)	$-	$56,000	(2)	$900,000
Chairman, President and	2019	$844,000	(1)	$-	$64,000	(2)	$908,000
Chief Executive Officer

David C. Gonzalez	2020	$324,000		$-	$-		$324,000
Vice President Real Estate	2019	$324,000		$270,000	$-		$594,000

Danfeng Xu	2020	$154,000		$9,000	$-		$163,000	(3)
Treasurer and Controller	2019	$144,000		$8,000	$-		$152,000	(3)
(Principal Financial Officer)

(1) Mr. Winfield also serves as President and Chairman of the Board of the Company’s subsidiary, Santa Fe, and Santa Fe’s subsidiary, Portsmouth. Mr. Winfield received a salary from Santa Fe and Portsmouth in the aggregate amount of $440,000 from those entities for the fiscal years 2020 and 2019, respectively. The amounts include director’s fees totaling $12,000 for each year.

(2) Compensation for a portion of the salary of an assistant to Mr. Winfield.

(3) Compensation is allocated approximately 50% to the Company and 50% to Santa Fe and Portsmouth.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2020

The following table sets forth information concerning option awards and stock awards for each named executive officer that were outstanding as of the end of the Company’s last completed fiscal year ended June 30, 2020. There were no other equity incentive plan awards that were outstanding.

	Option Awards
	Number of		Number of
	securities		securities
	underlying		underlying
	unexercised		unexercised	Option	Option
	options (#)		options (#)	exercise	expiration
Name	exercisable		unexercisable	price $	date

John V. Winfield	100,000	(1)	-	$10.30	3/16/26
John V. Winfield	90,000	(2)	-	$19.77	2/28/22
John V. Winfield	133,195	(3)	-	$18.65	12/26/23
David C. Gonzalez	10,800	(4)	7,200	$27.30	3/2/27

(1) Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance-based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one-year anniversary of the date of grant, March 16, 2010. Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2020, the performance vesting requirements of the options were satisfied.

(2) Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance-based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one-year anniversary of the date of grant, February 28, 2012. Pursuant to the performance vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2020, all of these options have met the market vesting requirements.

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

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance-based compensation. Since InterGroup, Santa Fe and Portsmouth are all public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over a several years. For fiscal years 2020 and 2019, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

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

The 2010 Incentive Plan had an original expiration date of February 23, 2020, if not terminated sooner by the Board of Directors upon recommendation of the Compensation Committee. Any awards issued under the Plan will expire under the terms of the grant agreement.

The shares of common stock to be issued under the 2010 Incentive Plan have been registered under the Securities Act, pursuant to a registration statement filed on Form S-8 by the Company on June 16, 2010. Once received, shares of common stock issued under the Plan will be freely transferable subject to any requirements of Section 16(b) of the Exchange Act.

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30, which is 100% of the fair market value of the Company’s Common Stock as determined by reference to the closing price of the Company’s Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Incentive Plan. The options shall be subject to both time and market based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2020, all the market vesting requirements have been met.

On December 28, 2019, the Compensation Committee of the Board of Directors recommended to the Board amendments to the 2010 Incentive Plan which would amend Section 1.3 to extend the term from ten years to sixteen years, and Section 6.4 to change “tenth (10th) anniversary date” to “twentieth (20th) anniversary date”. This would increase the term of the 2010 Incentive Plan to twenty years (expiring in February 2030 instead of February 2020) and also permit the existence of options with a term longer than ten years. The purpose of the amendment to the term is to extend its existence as our only incentive plan. The purpose of amendment of the allowable term of options is so that the Board may extend the term of the 100,000 options granted to John Winfield on March 16, 2010 from ten years to sixteen years so that these options will terminate on March 16, 2026 instead of on March 16, 2020, in recognition of Mr. Winfield’s contributions to and leadership of our Company. The recommended amendments were approved by shareholders on February 25, 2020. During the fiscal year ended June 30, 2020, the Company recorded additional stock option compensation expense in the amount of $116,000 as a result of the aforementioned amendments.

On February 28, 2012, the Compensation Committee authorized the grant of 90,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 90,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $19.77, which equals 100% of the fair market value of the Company’s common stock as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on February 28, 2012 the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Plan. The options shall be subject to both time and market based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2020, all of these options have met the market vesting requirements.

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

The following table sets forth the compensation paid to directors during the fiscal year ended June 30, 2020:

DIRECTOR COMPENSATION

	Fees Earned or			All Other
Name	Paid in Cash*		Stock Awards	Compensation	Total

John C. Love	$50,000	(1)	-	-	$50,000

William J. Nance	$56,000	(2)	-	-	$56,000

Jerold R. Babin	$44,000	(3)	-	-	$44,000

Yvonne L. Murphy	$38,000	(4)	-	-	$38,000

John V. Winfield (5)	-		-	-

*Amounts shown include board retainer fees, committee fees and meeting fees.

(1) Mr. Love also serves as director of the Company’s subsidiary, Portsmouth and served on the Board of Santa Fe from March 1998 to December 2019. Amounts shown include $4,000 in regular board and audit committee fees paid by Santa Fe and $8,000 in regular board and audit committee fees paid by Portsmouth.

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

(4) Mrs. Murphy also served as a director of the Company’s subsidiary, Portsmouth, from February 2019 to December 2019. Amounts shown include $3,000 in regular board fees paid by Portsmouth.

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

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as of September 9, 2020, certain information with respect to the beneficial ownership of Common Stock of the Company owned by those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	1,721,468	(3)	65.9%
12121 Wilshire Boulevard, Suite 610
Los Angeles, CA 90025

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 2,287,147 shares of Common Stock outstanding at September 9, 2020, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 323,195 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

Security Ownership of Management.

The following table sets forth, as of September 9, 2020, certain information with respect to the beneficial ownership of Common Stock of the Company owned by (i) each Director and each of the named Executive Officers, and (ii) all Directors and Executive Officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	1,721,468	(3)	65.9%

William J. Nance	47,946		1.8%

John C. Love	19,161		0.7%

David C. Gonzalez	26,769		1.0%

Jerold R. Babin	2,282		*
	.
Yvonne L. Murphy	2,282		*

All Directors and Executive Officers as a Group (6 persons)	1,819,908		69.7%

* Ownership does not exceed 1%.

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 2,287,147 shares of Common Stock outstanding at September 9, 2020, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 323,195 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

Changes in Control.

There are no arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2020 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

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

(a) There were 341,195 stock options outstanding as of June 30, 2020.

(b) Reflects the weighted average exercise price of all outstanding options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 30, 1998, the Company’s Chairman and President entered into a voting trust agreement with the Company giving the Company the power to vote his 4.0% interest in the outstanding shares of the Santa Fe common stock.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of June 30, 2018, $200,000 of these fees remained payable and were paid off as of June 30, 2019.

Two general partners provided services to the Partnership through December 17, 2013. On December 18, 2013, the Partnership redeemed Evon’s partnership interest and Portsmouth Square became the sole general partner. The Partnership’s obligation to pay Evon, Justice’s former general partner, terminated as of December 18, 2013. Under the terms of the Justice Partnership Agreement, its current general partner, Portsmouth, receives annual compensation of one percent of Hotel Revenue. During each of the years ended June 30, 2020 and 2019, total compensation paid to Portsmouth under the new and previous agreements was $428,000 and $598,000, respectively. Amounts paid to Portsmouth are eliminated in consolidation.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Portsmouth and Santa Fe and oversees the investment activity of those companies. Effective June 2016, Mr. Winfield became the Managing Director of Justice. Depending on certain market conditions and various risk factors, the Chief Executive Officer, Portsmouth and Santa Fe may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of the Portsmouth and Santa Fe, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

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

Item 14. Principal Accounting Fees and Services

On November 16, 2017, the Audit Committee appointed Moss Adams LLP (“Moss Adams”) as the Company’s independent registered public accounting firm. The aggregate fees billed for each of the last two fiscal years ended June 30, 2020 and 2019 for professional services rendered by Moss Adams are set forth in the tables below. These fees were billed for audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q reports, and services provided in connection with statutory and regulatory filings and engagements for those fiscal years.

	Fiscal Year
	2020	2019
Audit fees	$265,000	$255,000
Tax fees	147,000	82,000
TOTAL:	$412,000	$337,000

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

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 28 through 56:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2020 and 2019

Consolidated Statements of Operations for Years Ended June 30, 2020 and 2019

Consolidated Statements of Shareholders’ Deficit for Years Ended June 30, 2020 and 2019

Consolidated Statements of Cash Flows for Years Ended June 30, 2020 and 2019

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

* All Exhibits marked by one asterisk are incorporated herein by reference to the Trust’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on September 6, 1985, Amendment No. 1 to Form S-4 as filed with the Securities and Exchange Commission on October 23, 1985, Exhibit 14 to Form 8 Amendment No. 1 to Form 8 filed with the Securities & Exchange Commission November 1987 and Form 8 Amendment No. 1 Item 4 filed with the Securities & Exchange Commission October 1988.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERGROUP CORPORATION
(Registrant)

Date:	September 9, 2020	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	September 9, 2020	by	/s/ Danfeng Xu
Danfeng Xu, Treasurer
and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Executive Officer and Chairman	September 9, 2020
John V. Winfield	of the Board (Principal Executive Officer)

/s/ Danfeng Xu	Treasurer and Controller (Principal Financial Officer)	September 9, 2020
Danfeng Xu

/s/ Jerold R. Babin	Director	September 9, 2020
Jerold R. Babin

/s/ John C. Love	Director	September 9, 2020
John C. Love

/s/ Yvonne L. Murphy	Director	September 9, 2020
Yvonne L. Murphy
/s/ William J. Nance	Director	September 9, 2020
William J. Nance

