Form 10-Q
period 2020-09-30
INTERGROUP CORP
filed 2020-11-03
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

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

The number of shares outstanding of registrant’s Common Stock, as of November 3, 2020 was 2,283,916.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of	September 30, 2020	June 30, 2020
ASSETS
Investment in Hotel, net	$38,325,000	$38,769,000
Investment in real estate, net	46,885,000	50,338,000
Investment in marketable securities	8,666,000	6,178,000
Other investments, net	98,000	278,000
Cash and cash equivalents	19,444,000	14,163,000
Restricted cash	11,693,000	14,123,000
Other assets, net	1,855,000	1,985,000
Deferred tax asset	2,408,000	4,383,000
Total assets	$129,374,000	$130,217,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Justice	$6,731,000	$7,414,000
Accounts payable and other liabilities	4,550,000	4,213,000
Due to securities broker	294,000	1,576,000
Obligations for securities sold	307,000	294,000
Related party and other notes payable	4,525,000	4,654,000
Finance leases	1,015,000	1,098,000
Other notes payable - SBA Loans	5,172,000	5,172,000
Line of credit payable	-	2,985,000
Mortgage notes payable - Hotel, net	111,137,000	111,446,000
Mortgage notes payable - real estate, net	65,206,000	65,612,000
Total liabilities	198,937,000	204,464,000

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,404,982 and 3,404,982 issued; 2,284,085 and 2,288,809 outstanding, respectively	33,000	33,000
Additional paid-in capital	6,631,000	6,626,000
Accumulated deficit	(38,991,000)	(43,541,000)
Treasury stock, at cost, 1,120,897 and 1,116,173 shares, respectively	(15,135,000)	(14,995,000)
Total InterGroup shareholders’ deficit	(47,462,000)	(51,877,000)
Noncontrolling interest	(22,101,000)	(22,370,000)
Total shareholders’ deficit	(69,563,000)	(74,247,000)

Total liabilities and shareholders’ deficit	$129,374,000	$130,217,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended September 30,	2020	2019
Revenues:
Hotel	$3,425,000	$15,429,000
Real estate	3,484,000	3,717,000
Total revenues	6,909,000	19,146,000
Costs and operating expenses:
Hotel operating expenses	(5,033,000)	(11,348,000)
Real estate operating expenses	(1,888,000)	(1,950,000)
Depreciation and amortization expenses	(1,191,000)	(1,213,000)
General and administrative expenses	(1,366,000)	(760,000)

Total costs and operating expenses	(9,478,000)	(15,271,000)

(Loss) income from operations	(2,569,000)	3,875,000

Other income (expense):
Interest expense - mortgages	(2,315,000)	(2,397,000)
Gain on sale of real estate	12,043,000	-
Net loss on marketable securities	(253,000)	(145,000)
Net gain (loss) on marketable securities - Comstock	95,000	(304,000)
Impairment loss on other investments	(62,000)	-
Dividend and interest income	124,000	130,000
Trading and margin interest expense	(269,000)	(293,000)
Total other income (expense), net	9,363,000	(3,009,000)

Income before income taxes	6,794,000	866,000
Income tax expense	(1,975,000)	(222,000)
Net income	4,819,000	644,000
Less: Net income attributable to the noncontrolling interest	(269,000)	(308,000)
Net income attributable to InterGroup Corporation	$4,550,000	$336,000

Net income per share
Basic	$2.11	$0.28
Diluted	$1.84	$0.24

Net income per share attributable to InterGroup Corporation
Basic	$1.99	$0.15
Diluted	$1.74	$0.13

Weighted average number of basic common shares outstanding	2,287,555	2,309,393
Weighted average number of diluted common shares outstanding	2,621,550	2,639,788

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

			Additional			InterGroup		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2020	3,404,982	$33,000	$6,626,000	$(43,541,000)	$(14,995,000)	$(51,877,000)	$(22,370,000)	$(74,247,000)

Net income	-	-	-	4,550,000	-	4,550,000	269,000	4,819,000

Stock options expense	-	-	5,000	-	-	5,000	-	5,000

Purchase of treasury stock	-	-	-	-	(140,000)	(140,000)	-	(140,000)
Balance at September 30, 2020	3,404,982	$33,000	$6,631,000	$(38,991,000)	$(15,135,000)	$(47,462,000)	$(22,101,000)	$(69,563,000)

			Additional			InterGroup		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2019	3,404,982	$33,000	$10,342,000	$(39,760,000)	$(14,347,000)	$(43,732,000)	$(24,697,000)	$(68,429,000)

Net income	-	-	-	336,000	-	336,000	308,000	644,000

Stock options expense	-	-	8,000	-	-	8,000	-	8,000

Investment in Santa Fe	-	-	(147,000)	-	-	(147,000)	74,000	(73,000)

Purchase of treasury stock	-	-	-	-	(156,000)	(156,000)	-	(156,000)

Balance at September 30, 2019	3,404,982	$33,000	$10,203,000	$(39,424,000)	$(14,503,000)	$(43,691,000)	$(24,315,000)	$(68,006,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the three months ended September 30,	2020	2019
Cash flows from operating activities:
Net income	$4,819,000	$644,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,146,000	1,224,000
Gain on sale of real estate	(12,043,000)	-
Deferred taxes	1,975,000	-
Net unrealized (gain) loss on marketable securities	(104,000)	375,000
Impairment loss on other investments	62,000	-
Stock compensation expense	5,000	8,000
Changes in operating assets and liabilities:
Investment in marketable securities	(2,384,000)	784,000
Other assets	130,000	(219,000)
Accounts payable and other liabilities - Justice	(683,000)	(540,000)
Accounts payable and other liabilities	337,000	929,000
Due to securities broker	(1,282,000)	(229,000)
Obligations for securities sold	13,000	(225,000)
Net cash (used in) provided by operating activities	(8,009,000)	2,751,000

Cash flows from investing activities:
Payments for hotel investments	(105,000)	(624,000)
Payments for real estate investments	(294,000)	(267,000)
Payments for investment in Santa Fe	-	(73,000)
Proceeds from sale of real estate	15,178,000	-
Proceeds from other investments	118,000	48,000
Net cash provided by (used in) investing activities	14,897,000	(916,000)

Cash flows from financing activities:
Net payments of mortgage and other notes payable	(3,863,000)	(1,387,000)
Issuance costs of refinancing mortgage and other notes payable	(34,000)	-
Purchase of treasury stock	(140,000)	(156,000)
Net cash used in financing activities	(4,037,000)	(1,543,000)

Net increase in cash, cash equivalents and restricted cash	2,851,000	292,000
Cash, cash equivalents and restricted cash at the beginning of the period	28,286,000	25,132,000
Cash, cash equivalents and restricted cash at the end of the period	$31,137,000	$25,424,000

Supplemental information:
Interest paid	$2,345,000	$2,445,000
Taxes paid	$153,000	$-
Non-cash transaction:
Additions to Hotel equipment through capital lease	$30,000	$-

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by The InterGroup Corporation (“InterGroup” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of InterGroup and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. The September 30, 2020 Condensed Consolidated Balance Sheet was derived from the Consolidated Balance Sheet as included in the Company’s Form 10-K for the year ended June 30, 2020.

The results of operations for the three months ended September 30, 2020 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2021.

Basic and diluted income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted income per share is similar to the computation of basic earnings per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company’s only potentially dilutive common shares are stock options.

As of September 30, 2020, the Company had the power to vote 87.4% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 3.7% interest in the common stock in Santa Fe owned by the Company’s Chairman and CEO, John V. Winfield, pursuant to a voting trust agreement entered into on June 30, 1998. Mr. Winfield, Chairman of the Board of both Santa Fe and InterGroup, is a control person of both entities.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include fifteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. As of September 30, 2020, all of the Company’s residential and commercial rental properties are managed in-house.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax expense during the three months ended September 30, 2020 and 2019 represent the income tax effect on the Company’s pretax income which includes its share in the net (loss) income of the Hotel.

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective July 1, 2019, we adopted ASU 2016-02 using the modified retrospective approach provided by ASU 2018-11. We elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification. We also elected the short-term lease practical expedient, which allowed us to not recognize leases with a term of less than twelve months on our consolidated balance sheets. In addition, we elected the lease and non-lease components practical expedient, which allowed us to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. We did not record any operating lease right-of-use (“ROU”) assets and operating lease liabilities upon adoption of the new standard as the aggregate value of the ROU assets and operating lease liabilities are immaterial relative to our total assets and liabilities as of June 30, 2020 and 2019. The standard did not have an impact on our other finance leases, statements of operations or cash flows. See Note 4 and Note 11 for balances of finance lease ROU assets and liabilities, respectively.

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

In August 2018, the FASB issued Accounting Standard Update No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820) (ASU 2018-13), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company has adopted the new standard effective July 1, 2020 and the adoption of this guidance does not have a material impact on its condensed consolidated financial statements.

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel and real estate operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic has had a material detrimental impact on our liquidity. For the three months ended September 30, 2020, our net cash flow used in operations was $8,009,000. For the three months ended September 30, 2019, our net cash flow provided by operations was $2,751,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

The Hotel had $9,562,000 and $10,666,000 of restricted cash held by its senior lender Wells Fargo Bank, N.A. (“Lender”) as of September 30, 2020 and June 30, 2020, respectively. Of the $10,666,000 restricted cash held as of June 30, 2020, $2,432,000 was for a possible future property improvement plan (“PIP”) requested by our franchisor, Hilton. On August 19, 2020, Lender released PIP deposits in the amount of $2,379,000 to the Hotel. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used proceeds from the loan primarily for payroll costs. As of September 30, 2020, Justice had used all proceeds of the SBA Loan - Justice in qualified expenses. The SBA Loan - Justice is scheduled to mature on April 9, 2022 and has a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of September 30, 2020, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup is scheduled to mature on April 27, 2022 and has a 1.00% interest rate. All payments of principal and interests are deferred until July 2021, and the repayment obligations under both loans may be forgiven if the funds are used for payroll and other qualified expenses. The SBA Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All unforgiven portion of the principal and accrued interest will be due at maturity.

In order to increase its liquidity position and to take advantage of the favorable interest rate environment, InterGroup refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, InterGroup refinanced one of its California properties and generated net proceeds of $1,144,000. InterGroup is currently evaluating other refinancing opportunities and it could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. InterGroup has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $8,000,000 is available to be drawn down as of September 30, 2020 should additional liquidity be necessary. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,043,000. Santa Fe included the gain in the calculation of tax provision for the three months ended September 30, 2020. Santa Fe will manage its federal and state income tax liability, and anticipates the utilization of its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale. Santa Fe will not seek a replacement property.

As the sole general partner of Justice that controls approximately 93.3% of the voting interest in the Partnership, Portsmouth has the ability to amend the partnership agreement to allow for capital calls to the limited partners of Justice if needed. The majority of any capital calls will be met by Portsmouth. Portsmouth will have financing availability, upon the authorization of the respective board of directors, to borrow from InterGroup and/or Santa Fe to meet any capital calls and its other obligations during the next twelve months and beyond. On August 28, 2020, the Board of InterGroup and Santa Fe passed resolutions, respectively, to provide funding to Portsmouth if necessary. The Partnership is also allowed to seek additional loans and sell partnership interests. Upon the consent of the general partner and a super majority in interest, the Partnership may sell additional classes or series of units of the Partnership under certain conditions in order to raise additional capital.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel and our real estate properties. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position, after giving effect to the transactions discussed above, will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if current levels of low occupancy and low revenue per available room (“RevPAR”) were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. We believe that our cash on hand, along with other potential aforementioned sources of liquidity that management may be able to obtain, will be sufficient to fund our working capital needs, as well as our capital lease and debt obligations for at least the next twelve months and beyond. However, there can be no guarantee that management will be successful with its plan.

The following table provides a summary as of September 30, 2020, the Company’s material financial obligations which also including interest payments.

		9 Months	Year	Year	Year	Year
	Total	2021	2022	2023	2024	2025	Thereafter
Mortgage and subordinated notes payable	$177,586,000	$10,445,000	$3,100,000	$28,244,000	$108,113,000	$3,494,000	$24,190,000
Other notes payable	10,698,000	854,000	6,220,000	750,000	567,000	567,000	1,740,000
Interest	32,580,000	6,886,000	8,419,000	7,625,000	4,412,000	904,000	4,334,000
Total	$220,864,000	$18,185,000	$17,739,000	$36,619,000	$113,092,000	$4,965,000	$30,264,000

NOTE 3 – REVENUE

Our revenue from real estate is primarily rental income from residential and commercial property leases which is recorded when due from residents and is recognized monthly as earned. The following table present our Hotel revenue disaggregated by revenue streams.

For the three months ended September 30,	2020	2019
Hotel revenues:
Hotel rooms	$2,890,000	$13,314,000
Food and beverage	37,000	1,222,000
Garage	470,000	736,000
Other operating departments	28,000	157,000
Total hotel revenue	$3,425,000	$15,429,000

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

Contract assets and liabilities

We do not have any material contract assets as of September 30, 2020 and June 30, 2020 other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our condensed consolidated balance sheets. Contract liabilities decreased to $263,000 as of September 30, 2020, from $375,000 as of June 30, 2020. The decrease for the three months ended September 30, 2020 was primarily driven by $112,000 of revenue recognized and refunds issued to guests as a result of the COVID-19 outbreak.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers and lease agreements do not extend beyond one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2020	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(368,000)	1,437,000
Furniture and equipment	30,634,000	(27,631,000)	3,003,000
Building and improvements	64,005,000	(32,858,000)	31,147,000
Investment in Hotel, net	$99,182,000	$(60,857,000)	$38,325,000

		Accumulated	Net Book
June 30, 2020	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,775,000	(291,000)	1,484,000
Furniture and equipment	30,528,000	(27,498,000)	3,030,000
Building and improvements	64,005,000	(32,488,000)	31,517,000
Investment in Hotel, net	$99,046,000	$(60,277,000)	$38,769,000

NOTE 5 – INVESTMENT IN REAL ESTATE, NET

The Company’s investment in real estate includes fifteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. Investment in real estate consisted of the following:

As of	September 30, 2020	June 30, 2020
Land	$21,568,000	$23,565,000
Buildings, improvements and equipment	67,198,000	69,417,000
Accumulated depreciation	(43,349,000)	(44,112,000)
	45,417,000	48,870,000
Land held for development	1,468,000	1,468,000
Investment in real estate, net	$46,885,000	$50,338,000

On August 28, 2020, the Company sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,043,000. We will manage our federal and state income tax liability, and anticipates the utilization of our available net operating losses and capital loss carryforwards. We received net proceeds of $12,163,000 after selling costs and repayment of the RLOC of $2,985,000 as we had drawn on our RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. We will not seek a replacement property.

NOTE 6 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At September 30, 2020 and June 30, 2020, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Fair Value
As of
September 30, 2020
Corporate
Equities	$13,793,000	$1,116,000	$(6,243,000)	$(5,127,000)	$8,666,000
As of
June 30, 2020
Corporate
Equities	$11,459,000	$902,000	$(6,183,000)	$(5,281,000)	$6,178,000

As of September 30, 2020 and June 30, 2020, approximately 9% and 11%, respectively, of the investment in marketable securities balance above is comprised of the common stock of Comstock Mining Inc (“Comstock”). As of September 30, 2020 and June 30, 2020, the Company had $5,627,000 and $5,734,000, respectively, of unrealized losses related to securities held for over one year; of which $5,333,000 and $5,427,000 are related to its investment in Comstock, respectively.

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net loss on marketable securities for the three months ended September 30, 2020 and 2019, respectively:

For the three months ended September 30,	2020	2019
Realized loss on marketable securities, net	$(262,000)	$(74,000)
Unrealized gain (loss) on marketable securities, net	9,000	(71,000)
Unrealized gain (loss) on marketable securities related to Comstock	95,000	(304,000)
Net loss on marketable securities	$(158,000)	$(449,000)

NOTE 7 – OTHER INVESTMENTS, NET

The Company may also invest, with the approval of the Executive Strategic Real Estate and Securities Investment Committee and other Company guidelines, in private investment equity funds and other unlisted securities, such as convertible notes through private placements. Those investments in non-marketable securities are carried at cost on the Company’s consolidated balance sheet as part of other investments, net of other than temporary impairment losses.

Other investments, net consist of the following:

Type	September 30, 2020	June 30, 2020
Private equity hedge fund, at cost	$95,000	$157,000
Other preferred stock, at cost	3,000	121,000
	$98,000	$278,000

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

The assets measured at fair value on a recurring basis are as follows:

As of	September 30, 2020	June 30, 2020
Assets:	Total - Level 1	Total - Level 1
Investment in marketable securities:
REITs and real estate companies	$4,353,000	$2,365,000
Energy	999,000	767,000
Basic material	987,000	1,209,000
Financial services	624,000	282,000
Consumer cyclical	592,000	295,000
Technology	451,000	121,000
Industrials	390,000	484,000
Communication services	180,000	157,000
Healthcare	90,000	43,000
Corporate bonds	-	417,000
Other	-	38,000
	$8,666,000	$6,178,000

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

			Net loss for the three months ended
Assets	Level 3	September 30, 2020	September 30, 2020

Other non-marketable investments	$98,000	$98,000	$(62,000)

			Net loss for the three months ended
Assets	Level 3	June 30, 2020	September 30, 2019

Other non-marketable investments	$278,000	$278,000	$-

For the three months ended September 30, 2020 and 2019, we received distribution from other non-marketable investments of $118,000 and $48,000, respectively.

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

NOTE 9 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows.

As of	September 30, 2020	June 30, 2020

Cash and cash equivalents	$19,444,000	$14,163,000
Restricted cash	11,693,000	14,123,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$31,137,000	$28,286,000

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves for the Hotel and real estate properties. As of June 30, 2020, restricted cash also includes key money received from Interstate that is restricted for capital improvements for the Hotel. As of September 30, 2020, the key money is included in the balance of cash and cash equivalents in the condensed consolidated balance sheet as the Hotel obtained approval from Interstate to use the funds for hotel operations during the first quarter of fiscal year 2021.

NOTE 10 – STOCK BASED COMPENSATION PLANS

The Company follows Accounting Standard Codification (ASC) Topic 718 “Compensation – Stock Compensation”, which addresses accounting for equity-based compensation arrangements, including employee stock options and restricted stock units.

Please refer to Note 16 – Stock Based Compensation Plans in the Company’s Form 10-K for the year ended June 30, 2020 for more detailed information on the Company’s stock-based compensation plans.

During the three months ended September 30, 2020 and 2019, the Company recorded stock option compensation cost of $5,000 and $8,000, respectively, related to stock options that were previously issued.

As of September 30, 2020, there was a total of $13,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 1.42 years.

In December 2018, the Company’s President and Chief Executive Officer, John V. Winfield exercised 26,805 vested Incentive Stock Options by surrendering 17,439 shares of the Company’s common stock at fair value as payment of the exercise price, resulting in a net issuance to him of 9,366 shares. No additional compensation expense was recorded related to the issuance.

On February 25, 2020, shareholders of the Company voted in favor of amendments to the Company’s 2010 Omnibus Employee Incentive Plan (the “2010 Incentive Plan”) which would amend Section 1.3 of the 2010 Incentive Plan to extend the term from ten (10) years to sixteen (16) years, and Section 6.4 of the 2010 Incentive Plan to change “tenth (10th) anniversary date” to “twentieth (20th) anniversary date”. This would increase the term of the 2010 Incentive Plan to 20 years (expiring in February 2030 instead of February 2020) and also permit the existence of options with a term longer than ten years. The purpose of the amendment to the term is to extend its existence as our only equity incentive plan. The purpose of amendment of the allowable term of options is so that the Board may extend the term of the 100,000 options granted to John Winfield on March 16, 2010 from ten years to sixteen years so that these options will terminate on March 16, 2026 instead of on March 16, 2020, in recognition of Mr. Winfield’s contributions to and leadership of our Company. Upon approval of these amendments by the shareholders, our Board of Directors extended the term of Mr. Winfield’s options as described in this paragraph. As a result of extending Mr. Winfield’s options, the Company recorded stock option compensation cost of $116,000 in March 2020.

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

The following table summarizes the stock options activity from July 1, 2019 through September 30, 2020:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	July 1, 2019	341,195	$16.95	3.07 years	$4,680,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Outstanding at	June 30, 2020	341,195	$16.95	3.83 years	$3,271,000
Exercisable at	June 30, 2020	323,195	$16.38	3.67 years	$3,271,000
Vested and Expected to vest at	June 30, 2020	341,195	$16.95	3.83 years	$3,271,000

Oustanding at	July 1, 2020	341,195	$16.95	3.83 years	$3,271,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Outstanding at	September 30, 2020	341,195	$16.95	3.58 years	$4,448,000
Exercisable at	September 30, 2020	333,995	$16.73	3.51 years	$4,428,000
Vested and Expected to vest at	September 30, 2020	341,195	$16.95	3.58 years	$4,448,000

NOTE 11 – SEGMENT INFORMATION

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

Information below represents reported segments for the three months ended September 30, 2020 and 2019. Operating income (loss) from hotel operations consists of the operation of the hotel and the garage. Operating income from real estate operations consists of the operation of rental properties. Operating loss from investment transactions consists of net investment gains (losses), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax (expense) benefit for the entire Company.

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2020	Operations	Operations	Transactions	Corporate	Total
Revenues	$3,425,000	$3,484,000	$-	$-	$6,909,000
Segment operating expenses	(5,033,000)	(1,887,000)	-	(1,366,000)	(8,286,000)
Segment income (loss)	(1,608,000)	1,597,000	-	(1,366,000)	(1,377,000)
Interest expense - mortgage and related party	(1,700,000)	(615,000)	-	-	(2,315,000)
Depreciation and amortization expense	(579,000)	(612,000)	-	-	(1,191,000)
Gain from sale of real estate	-	12,043,000	-	-	12,043,000
Loss from investments	-	-	(365,000)	-	(365,000)
Income tax expense	-	-	-	(1,975,000)	(1,975,000)
Net income (loss)	$(3,887,000)	$12,413,000	$(365,000)	$(3,341,000)	$4,820,000
Total assets	$50,854,000	$46,885,000	$8,764,000	$22,871,000	$129,374,000

For the three months	Hotel	Real Estate	Investment
ended September 30, 2019	Operations	Operations	Transactions	Corporate	Total
Revenues	$15,429,000	$3,717,000	$-	$-	$19,146,000
Segment operating expenses	(11,348,000)	(1,950,000)	-	(760,000)	(14,058,000)
Segment income (loss)	4,081,000	1,767,000	-	(760,000)	5,088,000
Interest expense - mortgage and related party	(1,792,000)	(605,000)	-	-	(2,397,000)
Depreciation and amortization expense	(593,000)	(620,000)	-	-	(1,213,000)
Loss from investments	-	-	(612,000)	-	(612,000)
Income tax expense	-	-	-	(222,000)	(222,000)
Net income (loss)	$1,696,000	$542,000	$(612,000)	$(982,000)	$644,000

NOTE 12 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of September 30, 2020 and June 30, 2020, respectively.

As of	September 30, 2020	June 30, 2020
Note payable - Hilton	2,929,000	3,008,000
Note payable - Interstate	1,583,000	1,646,000
SBA Loans	5,172,000	5,172,000
Total related party and other notes payable	$9,684,000	$9,826,000

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. As of September 30, 2020, balance of the key money is $809,000 and is included in cash and cash equivalents in the condensed consolidated balance sheet as the Hotel obtained approval from Interstate to use the funds for hotel operations during the first quarter of fiscal year 2021. As of June 30, 2020, balance of the key money plus accrued interest is $1,009,000 and is included in restricted cash in the condensed consolidated balance sheet. Unamortized portion of the key money is included in the related party notes payable in the condensed consolidated balance sheets.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used proceeds from the loan primarily for payroll costs. As of September 30, 2020, Justice had used all proceeds of the SBA Loan - Justice in qualified expenses. The SBA Loan - Justice is scheduled to mature on April 9, 2022 and has a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of September 30, 2020, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup is scheduled to mature on April 27, 2022 and has a 1.00% interest rate. All payments of principal and interests are deferred until July 2021, and the repayment obligations under both loans may be forgiven if the funds are used for payroll and other qualified expenses. The SBA Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All unforgiven portion of the principal and accrued interest will be due at maturity.

As of September 30, 2020, the Company had finance lease obligations outstanding of $1,015,000. These finance leases expire in various years through 2023 at rates ranging from 4.62% to 6.25% per annum. Minimum future lease payments for assets under finance leases as of September 30, 2020 are as follows:

For the year ending June 30,
2021	$389,000
2022	508,000
2023	188,000
Total minimum lease payments	1,085,000
Less interest on finance lease	(70,000)
Present value of future minimum lease payments	$1,015,000

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2021	$854,000
2022	6,220,000
2023	750,000
2024	567,000
2025	567,000
There after	1,740,000
$10,698,000

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $91,923,000 and $92,292,000 as of September 30, 2020 and June 30, 2020, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of September 30, 2020, InterGroup is in compliance with both requirements. However, due to the Hotel’s current low occupancy and its negative impact on the Hotel’s cash flow, Justice Operating Company, LLC may not meet certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lock-box by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 1, 2021. The balance of this loan was $3,000,000 as of September 30, 2020 and June 30, 2020, and is eliminated in the condensed consolidated balance sheets.

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Intergroup Woodland Village, Inc. (“Woodland Village”) and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. Woodland Village holds a three-story apartment complex in Santa Monica, California and is a subsidiary of Santa Fe and the Company. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest were due in July 2019. In July 2019, the Company obtained a modification from CIBC which increased the RLOC by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC. In July 2020, InterGroup entered into a second modification agreement with CIBC which extended the maturity date of its RLOC to July 21, 2021. The $2,969,000 mortgage due to InterGroup was also extended to July 21, 2021. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale.

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

NOTE 13 – ACCOUNTS PAYABLE AND OTHER LIABILITIES - JUSTICE

The following summarizes the balances of accounts payable and other liabilities – Justice as of September 30, 2020 and June 30, 2020.

As of	September 30, 2020	June 30, 2020

Trade payable	$1,004,000	$3,000,000
Advance deposits	263,000	375,000
Property tax payable	1,048,000	523,000
Payroll and related accruals	2,211,000	1,969,000
Mortgage interest payable	525,000	527,000
Withholding and other taxes payable	506,000	370,000
Security deposit	52,000	52,000
Other payables	1,122,000	598,000
Total accounts payable and other liabilities - Justice	$6,731,000	$7,414,000

NOTE 14 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of September 30, 2020 and June 30, 2020.

As of	September 30, 2020	June 30, 2020

Trade payable	$419,000	$709,000
Advance deposits	296,000	422,000
Property tax payable	958,000	554,000
Payroll and related accruals	694,000	42,000
Interest payable	216,000	218,000
Withholding and other taxes payable	1,051,000	1,189,000
Security deposit	733,000	745,000
Other payables	183,000	334,000
Total accounts payable and other liabilities	$4,550,000	$4,213,000

NOTE 15 – SUBSEQUENT EVENTS

On October 30, 2020, the Company refinanced its Ocean Avenue Santa Monica property’s $4.8 million Fannie Mae mortgage with a new Fannie Mae mortgage in the amount of $8.4 million at a fixed rate of 2.52% for 10-years with interest only payments for two years. The Company received net proceeds of approximately $3.5 million and no prepayment penalty was due.

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

Such statements are subject to certain risks and uncertainties. These risks and uncertainties include, but are not limited to, the following: national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry; the impact of terrorism and war on the national and international economies, including tourism, securities markets, energy and fuel costs; natural disasters; general economic conditions and competition in the hotel industry in the San Francisco area; seasonality, labor relations and labor disruptions; actual and threatened pandemics such as swine flu or the outbreak of COVID-19 or similar outbreaks; partnership distributions; the ability to obtain financing at favorable interest rates and terms; securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In response to the decrease in demand, we have since furloughed all managers at the Hotel except for members of the executive team and continue to limit hourly staff to a minimum. By the end of March 2020, we had temporarily closed all of our food and beverage outlets, valet parking, concierge and bell services, fitness center, as well as the executive lounge facility. We continue to implement social distancing standards and cleaning processes designed by Interstate and Hilton to keep employees and guests safe. The full impact and duration of the COVID-19 outbreak continues to evolve as of the date of this report. The pandemic effectively eliminated our ability to generate any profits, due to the drastic decline in both leisure and business travel. As a result, management believes the ongoing length and severity of the economic downturn caused by the pandemic will have a material adverse impact on our future business, financial condition, liquidity and financial results. We are also assessing the potential impact on the impairment analysis of our long-lived assets and the realization of our deferred tax assets. As of the date of this report, the effects of the pandemic continue to affect our economy, business and leisure travel, and our needs to continue to curtail certain revenue generating activities at the Hotel, and until there are vaccines or other methodologies to effectively combat this pandemic, we expect that the effects will have a material adverse effect on our business. As a result of the CARES Act signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the CARES Act. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used proceeds from the loan primarily for payroll costs. As of September 30, 2020, Justice had used all proceeds of the SBA Loan - Justice in qualified expenses. The SBA Loan - Justice is scheduled to mature on April 9, 2022 and has a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of September 30, 2020, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup is scheduled to mature on April 27, 2022 and has a 1.00% interest rate. All payments of principal and interests are deferred until July 2021, and the repayment obligations under both loans may be forgiven if the funds are used for payroll and other qualified expenses. The SBA Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All unforgiven portion of the principal and accrued interest will be due at maturity.

RESULTS OF OPERATIONS

As of September 30, 2020, the Company has the power to vote for approximately 87.4% of the common shares of its subsidiary, Santa Fe, and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 13.7% of the common shares of Portsmouth. Historically, the Company’s principal source of revenue is derived from the investment of its subsidiary, Portsmouth, in the Justice Investors Limited Partnership (“Justice” or the “Partnership”) inclusive of hotel room revenue, food and beverage revenue, garage revenue, and revenue from other operating departments. Justice owns the Hotel and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company. However, the impact of the COVID-19 pandemic is highly uncertain and management expects that the ongoing length and severity of the economic downturn will have a material adverse impact on our business, financial condition, liquidity and financial results.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The Company had net income of $4,820,000 for the three months ended September 30, 2020 compared to net income of $644,000 for the three months ended September 30, 2019. The increase in net income is primarily attributable to the gain from sale of real estate.

Hotel Operations

The Company had net loss from Hotel operations of $3,887,000 for the three months ended September 30, 2020 compared to net income of $1,696,000 for the three months ended September 30, 2019. The change is primarily attributable to the decrease in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2020 and 2019.

For the three months ended September 30,	2020	2019
Hotel revenues:
Hotel rooms	$2,890,000	$13,314,000
Food and beverage	37,000	1,222,000
Garage	470,000	736,000
Other operating departments	28,000	157,000
Total hotel revenues	3,425,000	15,429,000
Operating expenses excluding depreciation and amortization	(5,033,000)	(11,348,000)
Operating (loss) income before interest, depreciation and amortization	(1,608,000)	4,081,000
Interest expense - mortgage	(1,700,000)	(1,792,000)
Depreciation and amortization expense	(579,000)	(593,000)
Net (loss) income from Hotel operations	$(3,887,000)	$1,696,000

For the three months ended September 30, 2020, the Hotel had operating loss of $1,608,000 before interest expense, depreciation and amortization on total operating revenues of $3,425,000 compared to operating income of $4,081,000 before interest expense, depreciation and amortization on total operating revenues of $15,429,000 for the three months ended September 30, 2019. For the three months ended September 30, 2020, room revenues decreased by $10,424,000, food and beverage revenue decreased by $1,185,000, and garage revenue decreased by $266,000, compared to the three months ended September 30, 2019. The year over year decline in all areas are result of the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses decreased by $6,315,000 due to decrease in salaries and wages, rooms commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended September 30, 2020 and 2019.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR

2020	$108	54%	$58
2019	$271	98%	$266

The Hotel’s revenues decreased by 78% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $163, average occupancy dropped 44%, and RevPAR decreased by $208 for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Real Estate Operations

Net income from real estate operations for the three months ended September 30, 2020 increased by $11,870,000 compared to the three months ended September 30, 2019 due to the sale of the Company’s 27-unit apartment complex located in Santa Monica, California for $15,650,000. All of Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $158,000 for the three months ended September 30, 2020 compared to a net loss on marketable securities of $449,000 for the three months ended September 30, 2019. For the three months ended September 30, 2020, the Company had a net realized loss of $262,000 and a net unrealized gain of $104,000. For the three months ended September 30, 2019, the Company had a net realized loss of $74,000 and a net unrealized loss of $375,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax expense during the three months ended September 30, 2020 and 2019 represent primarily the income tax effect of the pretax income (loss) at InterGroup, Santa Fe, and Portsmouth, which includes its share in net income (loss) of the Hotel.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of September 30, 2020 and June 30, 2020 by selected industry groups.

As of		% of Total
September 30, 2020		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$4,353,000	50.3%
Energy	999,000	11.5%
Basic material	987,000	11.4%
Financial services	624,000	7.2%
Consumer cyclical	592,000	6.8%
Technology	451,000	5.2%
Industrials	390,000	4.5%
Communication services	180,000	2.1%
Healthcare	90,000	1.0%
	$8,666,000	100.0%

As of		% of Total
June 30, 2020		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$2,365,000	38.3%
Basic material	1,209,000	19.6%
Energy	767,000	12.4%
Industrials	484,000	7.8%
Corporate bonds	417,000	6.7%
Consumer cyclical	295,000	4.8%
Financial services	282,000	4.6%
Communication services	157,000	2.5%
Technology	121,000	2.0%
Other	81,000	1.3%
	$6,178,000	100.0%

As of September 30, 2020, the Company’s investment portfolio is diversified with 82 different equity positions. The Company holds one equity security that comprised more than 10% of the equity value of the portfolio. The largest security position represents 15% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NYSE: ARL) which is included in the REITs and real estate companies’ industry group.

As of June 30, 2020, the Company’s investment portfolio is diversified with 59 different equity positions. The Company holds two equity securities that comprised more than 10% of the equity value of the portfolio. The largest security position represents 19% of the portfolio and consists of the common stock of American Realty Investors, Inc. which is included in the REITs and real estate companies’ industry group.

The following table shows the net loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended September 30,	2020	2019

Net loss on marketable securities	$(158,000)	$(449,000)
Impairment loss on other investments	(62,000)	-
Dividend and interest income	124,000	130,000
Margin interest expense	(120,000)	(136,000)
Trading and management expenses	(149,000)	(157,000)
Net loss from investment transactions	$(365,000)	$(612,000)

FINANCIAL CONDITION AND LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel and real estate operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic has had a material detrimental impact on our liquidity. For the three months ended September 30, 2020, our net cash flow used in operations was $8,009,000. For the three months ended September 30, 2019, our net cash flow provided by operations was $2,751,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

The Hotel had $9,562,000 and $10,666,000 of restricted cash held by its senior lender Wells Fargo Bank, N.A. (“Lender”) as of September 30, 2020 and June 30, 2020, respectively. Of the $10,666,000 restricted cash held as of June 30, 2020, $2,432,000 was for a possible future property improvement plan (“PIP”) requested by our franchisor, Hilton. On August 19, 2020, Lender released PIP deposits in the amount of $2,379,000 to the Hotel. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used proceeds from the loan primarily for payroll costs. As of September 30, 2020, Justice had used all proceeds of the SBA Loan - Justice in qualified expenses. The SBA Loan - Justice is scheduled to mature on April 9, 2022 and has a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of September 30, 2020, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup is scheduled to mature on April 27, 2022 and has a 1.00% interest rate. All payments of principal and interests are deferred until July 2021, and the repayment obligations under both loans may be forgiven if the funds are used for payroll and other qualified expenses. The SBA Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All unforgiven portion of the principal and accrued interest will be due at maturity.

In order to increase its liquidity position and to take advantage of the favorable interest rate environment, InterGroup refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, InterGroup refinanced one of its California properties and generated net proceeds of $1,144,000. InterGroup is currently evaluating other refinancing opportunities and it could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. InterGroup has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $8,000,000 is available to be drawn down as of September 30, 2020 should additional liquidity be necessary. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,043,000. Santa Fe included the gain in the calculation of tax provision for the three months ended September 30, 2020. Santa Fe will manage its federal and state income tax liability, and anticipates the utilization of its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale. Santa Fe will not seek a replacement property.

As the sole general partner of Justice that controls approximately 93.3% of the voting interest in the Partnership, Portsmouth has the ability to amend the partnership agreement to allow for capital calls to the limited partners of Justice if needed. The majority of any capital calls will be met by Portsmouth. Portsmouth will have financing availability, upon the authorization of the respective board of directors, to borrow from InterGroup and/or Santa Fe to meet any capital calls and its other obligations during the next twelve months and beyond. On August 28, 2020, the Board of InterGroup and Santa Fe passed resolutions, respectively, to provide funding to Portsmouth if necessary. The Partnership is also allowed to seek additional loans and sell partnership interests. Upon the consent of the general partner and a super majority in interest, the Partnership may sell additional classes or series of units of the Partnership under certain conditions in order to raise additional capital.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel and our real estate properties. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position, after giving effect to the transactions discussed above, will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if current levels of low occupancy and low revenue per available room (“RevPAR”) were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. We believe that our cash on hand, along with other potential aforementioned sources of liquidity that management may be able to obtain, will be sufficient to fund our working capital needs, as well as our capital lease and debt obligations for at least the next twelve months and beyond. However, there can be no guarantee that management will be successful with its plan.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2020, the Company’s material financial obligations which also includes interest payments.

		9 Months	Year	Year	Year	Year
	Total	2021	2022	2023	2024	2025	Thereafter
Mortgage and subordinated notes payable	$177,586,000	$10,445,000	$3,100,000	$28,244,000	$108,113,000	$3,494,000	$24,190,000
Other notes payable	10,698,000	854,000	6,220,000	750,000	567,000	567,000	1,740,000
Interest	32,580,000	6,886,000	8,419,000	7,625,000	4,412,000	904,000	4,334,000
Total	$220,864,000	$18,185,000	$17,739,000	$36,619,000	$113,092,000	$4,965,000	$30,264,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three months ended September 30, 2020. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for a summary of the critical accounting policies.

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

PART II.

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the period ending September 30, 2020, there were no pending or threatened legal actions.

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

THE INTERGROUP CORPORATION
(Registrant)

Date: November 3, 2020	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2020	by	/s/ Danfeng Xu
Danfeng Xu
Treasurer and Controller
(Principal Financial Officer)

