Form 10-Q
period 2020-12-31
INTERGROUP CORP
filed 2021-01-29
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_________

Commission File Number 1-10324

THE INTERGROUP CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	13-3293645
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1516 S. Bundy Dr., Suite 200, Los Angeles, California 90025

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

The number of shares outstanding of registrant’s Common Stock, as of January 29, 2021 was 2,277,344.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of	December 31, 2020	June 30, 2020
ASSETS
Investment in Hotel, net	$37,970,000	$38,769,000
Investment in real estate, net	46,476,000	50,338,000
Investment in marketable securities	22,008,000	6,178,000
Other investments, net	71,000	278,000
Cash and cash equivalents	16,815,000	14,163,000
Restricted cash	8,235,000	14,123,000
Other assets, net	1,982,000	1,985,000
Deferred tax asset	4,979,000	4,383,000
Total assets	$138,536,000	$130,217,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Justice	$6,031,000	$7,414,000
Accounts payable and other liabilities	3,761,000	4,213,000
Due to securities broker	8,320,000	1,576,000
Obligations for securities sold	704,000	294,000
Related party and other notes payable	4,371,000	4,654,000
Finance leases	901,000	1,098,000
Other notes payable - SBA Loans	5,172,000	5,172,000
Line of credit payable	-	2,985,000
Mortgage notes payable - Hotel, net	110,810,000	111,446,000
Mortgage notes payable - real estate, net	69,203,000	65,612,000
Total liabilities	209,273,000	204,464,000

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,404,982 and 3,404,982 issued; 2,280,674 and 2,288,809 outstanding, respectively	33,000	33,000
Additional paid-in capital	6,636,000	6,626,000
Accumulated deficit	(39,056,000)	(43,541,000)
Treasury stock, at cost, 1,124,308 and 1,116,173 shares, respectively	(15,251,000)	(14,995,000)
Total InterGroup shareholders’ deficit	(47,638,000)	(51,877,000)
Noncontrolling interest	(23,099,000)	(22,370,000)
Total shareholders’ deficit	(70,737,000)	(74,247,000)

Total liabilities and shareholders’ deficit	$138,536,000	$130,217,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended December 31,	2020	2019
Revenues:
Hotel	$3,109,000	$14,901,000
Real estate	3,554,000	3,839,000
Total revenues	6,663,000	18,740,000
Costs and operating expenses:
Hotel operating expenses	(5,133,000)	(11,730,000)
Real estate operating expenses	(2,100,000)	(2,089,000)
Depreciation and amortization expenses	(1,181,000)	(1,232,000)
General and administrative expenses	(560,000)	(581,000)

Total costs and operating expenses	(8,974,000)	(15,632,000)

(Loss) income from operations	(2,311,000)	3,108,000

Other income (expense):
Interest expense - mortgages	(2,241,000)	(2,330,000)
Net gain (loss) on marketable securities	3,501,000	(53,000)
Net loss on marketable securities - Comstock	(44,000)	(66,000)
Impairment loss on other investments	(27,000)	-
Dividend and interest income	81,000	111,000
Trading and margin interest expense	(287,000)	(241,000)
Total other income (expense), net	983,000	(2,579,000)

(Loss) income before income taxes	(1,328,000)	529,000
Income tax benefit (expense)	265,000	(149,000)
Net (loss) income	(1,063,000)	380,000
Less: Net loss (income) attributable to the noncontrolling interest	998,000	(132,000)
Net (loss) income attributable to InterGroup Corporation	$(65,000)	$248,000

Net (loss) income per share
Basic	$(0.47)	$0.17
Diluted	N/A	$0.14

Net income per share attributable to InterGroup Corporation
Basic	$(0.03)	$0.11
Diluted	N/A	$0.09

Weighted average number of basic common shares outstanding	2,283,229	2,302,748
Weighted average number of diluted common shares outstanding	2,617,224	2,633,143

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the six months ended December 31,	2020	2019
Revenues:
Hotel	$6,534,000	$30,330,000
Real estate	7,038,000	7,556,000
Total revenues	13,572,000	37,886,000
Costs and operating expenses:
Hotel operating expenses	(10,166,000)	(23,078,000)
Real estate operating expenses	(3,988,000)	(4,039,000)
Depreciation and amortization expenses	(2,372,000)	(2,445,000)
General and administrative expenses	(1,926,000)	(1,341,000)

Total costs and operating expenses	(18,452,000)	(30,903,000)

Loss (income) from operations	(4,880,000)	6,983,000

Other income (expense):
Interest expense - mortgages	(4,556,000)	(4,727,000)
Gain from sale of real estate	12,043,000	-
Net gain (loss) on marketable securities	3,248,000	(198,000)
Net gain (loss) on marketable securities - Comstock	51,000	(370,000)
Impairment loss on other investments	(89,000)	-
Dividend and interest income	205,000	241,000
Trading and margin interest expense	(556,000)	(534,000)
Total other income (expense), net	10,346,000	(5,588,000)

Income before income taxes	5,466,000	1,395,000
Income tax expense	(1,710,000)	(371,000)
Net income	3,756,000	1,024,000
Less: Net loss (income) attributable to the noncontrolling interest	729,000	(440,000)
Net income attributable to InterGroup Corporation	$4,485,000	$584,000

Net income per share
Basic	$1.64	$0.44
Diluted	$1.43	$0.39

Net income per share attributable to InterGroup Corporation
Basic	$1.96	$0.25
Diluted	$1.71	$0.22

Weighted average number of basic common shares outstanding	2,283,657	2,306,070
Weighted average number of diluted common shares outstanding	2,617,652	2,636,465

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

			Additional			InterGroup		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2020	3,404,982	$33,000	$6,626,000	$(43,541,000)	$(14,995,000)	$(51,877,000)	$(22,370,000)	$(74,247,000)
Net income	-	-	-	4,550,000	-	4,550,000	269,000	4,819,000
Stock options expense	-	-	5,000	-	-	5,000	-	5,000
Purchase of treasury stock	-	-	-	-	(140,000)	(140,000)	-	(140,000)
Balance at September 30, 2020	3,404,982	33,000	6,631,000	(38,991,000)	(15,135,000)	(47,462,000)	(22,101,000)	(69,563,000)
Net income (loss)	-	-	-	(65,000)	-	(65,000)	(998,000)	(1,063,000)
Stock options expense	-	-	5,000	-	-	5,000	-	5,000
Purchase of treasury stock	-	-	-	-	(116,000)	(116,000)	-	(116,000)
Balance at December 31, 2020	3,404,982	$33,000	$6,636,000	$(39,056,000)	$(15,251,000)	$(47,638,000)	$(23,099,000)	$(70,737,000)

			Additional			InterGroup		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2019	3,404,982	$33,000	$10,342,000	$(39,760,000)	$(14,347,000)	$(43,732,000)	$(24,697,000)	$(68,429,000)
Net income	-	-	-	336,000	-	336,000	308,000	644,000
Stock options expense	-	-	8,000	-	-	8,000	-	8,000
Investment in Santa Fe	-	-	(147,000)	-	-	(147,000)	74,000	(73,000)
Purchase of treasury stock	-	-	-	-	(156,000)	(156,000)	-	(156,000)
Balance at September 30, 2019	3,404,982	33,000	10,203,000	(39,424,000)	(14,503,000)	(43,691,000)	(24,315,000)	(68,006,000)
Net income	-	-	-	248,000	-	248,000	132,000	380,000
Stock options expense	-	-	9,000	-	-	9,000	-	9,000
Investment in Santa Fe	-	-	(46,000)	-	-	(46,000)	22,000	(24,000)
Purchase of treasury stock	-	-	-	-	(190,000)	(190,000)	-	(190,000)
Balance at December 31, 2019	3,404,982	$33,000	$10,166,000	$(39,176,000)	$(14,693,000)	$(43,670,000)	$(24,161,000)	$(67,831,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the six months ended December 31,	2020	2019
Cash flows from operating activities:
Net income	$3,756,000	$1,024,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,260,000	2,417,000
Gain from sale of real estate	(12,043,000)	-
Deferred taxes	(596,000)	371,000
Net unrealized (gain) loss on marketable securities	(4,232,000)	491,000
Impairment loss on other investments	89,000	-
Stock compensation expense	10,000	17,000
Changes in operating assets and liabilities:
Investment in marketable securities	(11,598,000)	1,057,000
Other assets	3,000	(102,000)
Accounts payable and other liabilities - Justice	(1,383,000)	(2,651,000)
Accounts payable and other liabilities	(452,000)	288,000
Due to securities broker	6,744,000	726,000
Obligations for securities sold	410,000	(1,209,000)
Net cash (used in) provided by operating activities	(17,032,000)	2,429,000

Cash flows from investing activities:
Payments for hotel investments	(333,000)	(909,000)
Payments for real estate investments	(483,000)	(531,000)
Proceeds from other investments	118,000	48,000
Proceeds from sale of real estate	15,178,000	-
Payments for investment in Santa Fe	-	(97,000)
Net cash provided by (used in) investing activities	14,480,000	(1,489,000)

Cash flows from financing activities:
Net payments of mortgage and other notes payable	(190,000)	(2,386,000)
Issuance cost from renewing line of credit	(5,000)	-
Issuance cost from refinance of mortgage notes payable - real estate	(233,000)	-
Purchase of treasury stock	(256,000)	(346,000)
Net cash used in financing activities	(684,000)	(2,732,000)

Net decrease in cash, cash equivalents and restricted cash	(3,236,000)	(1,792,000)
Cash, cash equivalents and restricted cash at the beginning of the period	28,286,000	25,132,000
Cash, cash equivalents and restricted cash at the end of the period	$25,050,000	$23,340,000

Supplemental information:
Interest paid	$4,631,000	$4,799,000
Taxes paid	$2,741,000	$39,000

Non-cash transaction:
Additions to Hotel equipment through capital lease	$30,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by The InterGroup Corporation (“InterGroup” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of InterGroup and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. The December 31, 2020 Condensed Consolidated Balance Sheet was derived from the Consolidated Balance Sheet as included in the Company’s Form 10-K for the year ended June 30, 2020.

The results of operations for the six months ended December 31, 2020 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2021.

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

As of December 31, 2020, the Company had the power to vote 87.4% of the voting shares of Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF). This percentage includes the power to vote an approximately 3.7% interest in the common stock in Santa Fe owned by the Company’s Chairman and CEO, John V. Winfield, pursuant to a voting trust agreement entered into on June 30, 1998. Mr. Winfield, Chairman of the Board of both Santa Fe and InterGroup, is a control person of both entities.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include fifteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. As of December 31, 2020, all of the Company’s residential and commercial rental properties are managed in-house.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax expense during the six months ended December 31, 2020 and 2019 represent the income tax effect on the Company’s pretax income which includes its share in the net (loss) income of the Hotel.

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

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel and real estate operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic has had a material detrimental impact on our liquidity. For the six months ended December 31, 2020, our net cash flow used in operations was $17,032,000. For the six months ended December 31, 2019, our net cash flow provided by operations was $2,429,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

The Company had cash and cash equivalents of $16,815,000 and $14,163,000 as of December 31, 2020 and June 30, 2020, respectively. The Company had funds available from its investments in marketable securities of $22,008,000 as of December 31, 2020 net of $8,320,000 due to securities broker and $704,000 obligations for securities sold. As of June 30, 2020, the Company had funds available from investments in marketable securities of $6,178,000 net of $1,576,000 due to securities broker and $294,000 obligations for securities sold. In addition, the Hotel had $5,977,000 and $10,666,000 of restricted cash held by its senior lender Wells Fargo Bank, N.A. (“Lender”) as of December 31, 2020 and June 30, 2020, respectively. Of the $10,666,000 restricted cash held as of June 30, 2020, $2,432,000 was for a possible future property improvement plan (“PIP”) requested by our franchisor, Hilton. However, Hilton has confirmed that it will not require a PIP for our Hotel until relicensing which shall occur at the earlier of (i) January 2030, which is six years after the maturity date of our current senior and mezzanine loans, or (ii) upon the sale of our Hotel. On August 19, 2020, Lender released PIP deposits in the amount of $2,379,000 to the Hotel. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used proceeds from the loan primarily for payroll costs. As of December 31, 2020, Justice had used all proceeds of the SBA Loan - Justice in qualified expenses. The SBA Loan - Justice is scheduled to mature on April 9, 2022 and has a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of December 31, 2020, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup is scheduled to mature on April 27, 2022 and has a 1.00% interest rate. All payments of principal and interests are deferred until July 2021, and the repayment obligations under both loans may be forgiven if the funds are used for payroll and other qualified expenses. The SBA Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All unforgiven portion of the principal and accrued interest will be due at maturity. As of December 31, 2020, Justice and InterGroup have each submitted its application for full loan forgiveness.

In order to increase its liquidity position and to take advantage of the favorable interest rate environment, InterGroup refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, InterGroup refinanced one of its California properties and generated net proceeds of $1,144,000. During the three months ended December 31, 2020, InterGroup completed refinancing on two of its California properties and generated net proceeds of $4,327,000. In January 2021, InterGroup refinanced an additional California property and generated net proceeds of $1,057,000. InterGroup is currently evaluating other refinancing opportunities and it could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. InterGroup has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $8,000,000 is available to be drawn down as of December 31, 2020 should additional liquidity be necessary. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,043,000. Santa Fe will manage its federal and state income tax liability, and anticipates the utilization of its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale. Santa Fe will not seek a replacement property.

As the sole general partner of Justice that controls approximately 96.6% of the voting interest in the Partnership, Portsmouth has the ability to amend the partnership agreement to allow for capital calls to the limited partners of Justice if needed. The majority of any capital calls will be met by Portsmouth. Portsmouth will have financing availability, upon the authorization of the respective board of directors, to borrow from InterGroup and/or Santa Fe to meet any capital calls and its other obligations during the next twelve months and beyond. On August 28, 2020, the Board of InterGroup and Santa Fe passed resolutions, respectively, to provide funding to Portsmouth if necessary. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 from its current loan balance of $3,000,000 due to InterGroup. On December 31, 2020, InterGroup advanced $700,000 to Justice per the aforementioned agreement. The Partnership is also allowed to seek additional loans and sell partnership interests. Upon the consent of the general partner and a super majority in interest, the Partnership may sell additional classes or series of units of the Partnership under certain conditions in order to raise additional capital.

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

The following table provides a summary as of December 31, 2020, the Company’s material financial obligations which also includes interest payments.

		6 Months	Year	Year	Year	Year
	Total	2021	2022	2023	2024	2025	Thereafter
Mortgage and subordinated notes payable	$181,372,000	$3,856,000	$3,142,000	$28,410,000	$108,348,000	$3,734,000	$33,882,000
Other notes payable	10,443,000	520,000	6,220,000	750,000	567,000	567,000	1,819,000
Interest	29,556,000	3,863,000	8,419,000	7,625,000	4,411,000	904,000	4,334,000
Total	$221,371,000	$8,239,000	$17,781,000	$36,785,000	$113,326,000	$5,205,000	$40,035,000

NOTE 3 – REVENUE

Our revenue from real estate is primarily rental income from residential and commercial property leases which is recorded when due from residents and is recognized monthly as earned. The following table present our Hotel revenue disaggregated by revenue streams.

For the three months ended December 31,	2020	2019
Hotel revenues:
Hotel rooms	$2,584,000	$12,497,000
Food and beverage	76,000	1,425,000
Garage	424,000	776,000
Other operating departments	25,000	203,000
Total hotel revenue	$3,109,000	$14,901,000

For the six months ended December 31,	2020	2019
Hotel revenues:
Hotel rooms	$5,474,000	$25,811,000
Food and beverage	113,000	2,647,000
Garage	894,000	1,512,000
Other operating departments	53,000	360,000
Total hotel revenue	$6,534,000	$30,330,000

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

Contract assets and liabilities

We do not have any material contract assets as of December 31, 2020 and June 30, 2020 other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our condensed consolidated balance sheets. Contract liabilities decreased to $221,000 as of December 31, 2020, from $375,000 as of June 30, 2020. The decrease for the six months ended December 31, 2020 was primarily driven by $154,000 of revenue recognized and refunds issued to guests as a result of the COVID-19 outbreak.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers and lease agreements do not extend beyond one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2020	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(448,000)	1,357,000
Furniture and equipment	30,282,000	(27,754,000)	2,528,000
Building and improvements	64,584,000	(33,237,000)	31,347,000
Investment in Hotel, net	$99,409,000	$(61,439,000)	$37,970,000

		Accumulated	Net Book
June 30, 2020	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,775,000	(291,000)	1,484,000
Furniture and equipment	30,528,000	(27,498,000)	3,030,000
Building and improvements	64,005,000	(32,488,000)	31,517,000
Investment in Hotel, net	$99,046,000	$(60,277,000)	$38,769,000

NOTE 5 – INVESTMENT IN REAL ESTATE, NET

The Company’s investment in real estate includes fifteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. Investment in real estate consisted of the following:

As of	December 31, 2020	June 30, 2020
Land	$21,568,000	$23,565,000
Buildings, improvements and equipment	67,170,000	69,417,000
Accumulated depreciation	(43,730,000)	(44,112,000)
	45,008,000	48,870,000
Land held for development	1,468,000	1,468,000
Investment in real estate, net	$46,476,000	$50,338,000

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

On November 23, 2020, Santa Fe sold its 2-unit apartment complex in West Los Angeles, California to InterGroup for $1,530,000 in exchange for a reduction of $1,196,000 of its obligation to InterGroup. Santa Fe acquired the property on February 1, 2002 for $785,000. Outstanding mortgage on the property for $334,000 was simultaneously transferred to InterGroup. Santa Fe realized a gain on the sale of approximately $901,000, which was eliminated in consolidation at InterGroup. The sales price of the property represents its current value as of the sale date as appraised by a licensed independent third-party appraiser. The fairness of the sale terms of the transaction were reviewed and approved by the independent directors of Santa Fe and InterGroup, and unanimously approved by the entire Board of Directors of both companies.

NOTE 6 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At December 31, 2020 and June 30, 2020, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross
		Unrealized	Gross	Net	Fair
Investment	Cost	Gain	Unrealized Loss	Unrealized Loss	Value
As of
December 31, 2020
Corporate Equities	$23,018,000	$4,001,000	$(5,011,000)	$(1,010,000)	$22,008,000
As of
June 30, 2020
Corporate Equities	$11,459,000	$902,000	$(6,183,000)	$(5,281,000)	$6,178,000

As of December 31, 2020 and June 30, 2020, approximately 3% and 11%, respectively, of the investment in marketable securities balance above is comprised of the common stock of Comstock Mining Inc (“Comstock”). As of December 31, 2020 and June 30, 2020, the Company had $4,472,000 and $5,734,000, respectively, of unrealized losses related to securities held for over one year; of which $4,322,000 and $5,427,000 are related to its investment in Comstock, respectively.

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net loss on marketable securities for the three and six months ended December 31, 2020 and 2019, respectively:

For the three months ended December 31,	2020	2019
Realized loss on marketable securities, net	$(672,000)	$(3,000)
Unrealized gain (loss) on marketable securities, net	4,173,000	(50,000)
Unrealized loss on marketable securities related to Comstock	(44,000)	(66,000)
Net gain (loss) on marketable securities	$3,457,000	$(119,000)

For the six months ended December 31,	2020	2019
Realized loss on marketable securities, net	$(934,000)	$(77,000)
Unrealized gain (loss) on marketable securities, net	4,182,000	(121,000)
Unrealized gain (loss) on marketable securities related to Comstock	51,000	(370,000)
Net gain (loss) on marketable securities	$3,299,000	$(568,000)

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

Other investments, net consist of the following:

Type	December 31, 2020	June 30, 2020
Private equity hedge fund, at cost	$71,000	$157,000
Other preferred stock, at cost	-	121,000
	$71,000	$278,000

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

The assets measured at fair value on a recurring basis are as follows:

As of	December 31, 2020	June 30, 2020
Assets:	Total - Level 1	Total - Level 1
Investment in marketable securities:
REITs and real estate companies	$8,088,000	$2,365,000
Financial services	3,972,000	282,000
Energy	3,233,000	767,000
Consumer cyclical	1,887,000	295,000
Technology	1,428,000	121,000
Industrials	1,297,000	484,000
Basic material	1,269,000	1,209,000
Communication services	442,000	157,000
Healthcare	267,000	43,000
Other	125,000	38,000
Corporate bonds	-	417,000
	$22,008,000	$6,178,000

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

			Net loss for the six months ended
Assets	Level 3	December 31, 2020	December 31, 2020

Other non-marketable investments	$71,000	$71,000	$(89,000)

			Net loss for the six months ended
Assets	Level 3	June 30, 2020	December 31, 2019

Other non-marketable investments	$278,000	$278,000	$-

For the six months ended December 31, 2020 and 2019, we received distribution from other non-marketable investments of $118,000 and $48,000, respectively.

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

As of	December 31, 2020	June 30, 2020

Cash and cash equivalents	$16,815,000	$14,163,000
Restricted cash	8,235,000	14,123,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$25,050,000	$28,286,000

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves for the Hotel. As of June 30, 2020, restricted cash also includes key money received from Interstate that is restricted for capital improvements for the Hotel. As of December 31, 2020, the key money balance was zero as Hotel obtained approval from Interstate to use the funds for hotel operations during the first quarter of fiscal year 2021.

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

During the three months ended December 31, 2020 and 2019, the Company recorded stock option compensation cost of $5,000 and $9,000, respectively, related to stock options that were previously issued. During the six months ended December 31, 2020 and 2019, the Company recorded stock option compensation cost of $10,000 and $17,000, respectively, related to stock options that were previously issued. As of December 31, 2020, there was a total of $8,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 1.17 years.

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

The following table summarizes the stock options activity from July 1, 2019 through December 31, 2020:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	July 1, 2019	341,195	$16.95	3.07 years	$4,680,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Outstanding at	June 30, 2020	341,195	$16.95	3.83 years	$3,271,000
Exercisable at	June 30, 2020	323,195	$16.38	3.67 years	$3,271,000
Vested and Expected to vest at	June 30, 2020	341,195	$16.95	3.83 years	$3,271,000

Oustanding at	July 1, 2020	341,195	$16.95	3.83 years	$3,271,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Outstanding at	December 31, 2020	341,195	$16.95	3.32 years	$5,004,000
Exercisable at	December 31, 2020	333,995	$16.73	3.26 years	$4,973,000
Vested and Expected to vest at	December 31, 2020	341,195	$16.95	3.32 years	$5,004,000

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

Information below represents reported segments for the three and six months ended December 31, 2020 and 2019. Operating income (loss) from hotel operations consists of the operation of the hotel and the garage. Operating income from real estate operations consists of the operation of rental properties. Operating loss from investment transactions consists of net investment gains (losses), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax (expense) benefit for the entire Company.

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2020	Operations	Operations	Transactions	Corporate	Total
Revenues	$3,109,000	$3,554,000	$-	$-	$6,663,000
Segment operating expenses	(5,133,000)	(2,101,000)	-	(559,000)	(7,793,000)
Segment income (loss) from operations	(2,024,000)	1,453,000	-	(559,000)	(1,130,000)
Interest expense - mortgage	(1,668,000)	(573,000)	-	-	(2,241,000)
Depreciation and amortization expense	(582,000)	(599,000)	-	-	(1,181,000)
Gain from investments	-	-	3,224,000	-	3,224,000
Income tax benefit	-	-	-	265,000	265,000
Net income (loss)	$(4,274,000)	$281,000	$3,224,000	$(294,000)	$(1,063,000)
Total assets	$45,990,000	$46,476,000	$22,079,000	$23,991,000	$138,536,000

For the three months	Hotel	Real Estate	Investment
ended December 31, 2019	Operations	Operations	Transactions	Corporate	Total
Revenues	$14,901,000	$3,839,000	$-	$-	$18,740,000
Segment operating expenses	(11,730,000)	(2,089,000)	-	(581,000)	(14,400,000)
Segment income (loss) from operations	3,171,000	1,750,000	-	(581,000)	4,340,000
Interest expense - mortgage	(1,735,000)	(595,000)	-	-	(2,330,000)
Depreciation and amortization expense	(611,000)	(621,000)	-	-	(1,232,000)
Loss from investments	-	-	(249,000)	-	(249,000)
Income tax expense	-	-	-	(149,000)	(149,000)
Net income (loss)	$825,000	$534,000	$(249,000)	$(730,000)	$380,000

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2020	Operations	Operations	Transactions	Corporate	Total
Revenues	$6,534,000	$7,038,000	$-	$-	$13,572,000
Segment operating expenses	(10,166,000)	(3,988,000)	-	(1,926,000)	(16,080,000)
Segment income (loss) from operations	(3,632,000)	3,050,000	-	(1,926,000)	(2,508,000)
Interest expense - mortgage	(3,368,000)	(1,188,000)	-	-	(4,556,000)
Gain on sale of real estate		12,043,000			12,043,000
Depreciation and amortization expense	(1,161,000)	(1,211,000)	-	-	(2,372,000)
Gain from investments	-	-	2,859,000	-	2,859,000
Income tax expense	-	-	-	(1,710,000)	(1,710,000)
Net income (loss)	$(8,161,000)	$12,694,000	$2,859,000	$(3,636,000)	$3,756,000
Total assets	$45,990,000	$46,476,000	$22,079,000	$23,991,000	$138,536,000

For the six months	Hotel	Real Estate	Investment
ended December 31, 2019	Operations	Operations	Transactions	Corporate	Total
Revenues	$30,330,000	$7,556,000	$-	$-	$37,886,000
Segment operating expenses	(23,078,000)	(4,039,000)	-	(1,341,000)	(28,458,000)
Segment income (loss) from operations	7,252,000	3,517,000	-	(1,341,000)	9,428,000
Interest expense - mortgage	(3,527,000)	(1,200,000)	-	-	(4,727,000)
Depreciation and amortization expense	(1,204,000)	(1,241,000)	-	-	(2,445,000)
Loss from investments	-	-	(861,000)	-	(861,000)
Income tax expense	-	-	-	(371,000)	(371,000)
Net income (loss)	$2,521,000	$1,076,000	$(861,000)	$(1,712,000)	$1,024,000

NOTE 12 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of December 31, 2020 and June 30, 2020, respectively.

As of	December 31, 2020	June 30, 2020
Note payable - Hilton	2,850,000	3,008,000
Note payable - Interstate	1,521,000	1,646,000
SBA Loans	5,172,000	5,172,000
Total related party and other notes payable	$9,543,000	$9,826,000

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. As of December 31, 2020, the key money balance was zero as Hotel obtained approval from Interstate to use the funds for hotel operations during the first quarter of fiscal year 2021. As of June 30, 2020, balance of the key money plus accrued interest is $1,009,000 and is included in restricted cash in the condensed consolidated balance sheet. Unamortized portion of the key money is included in the related party notes payable in the condensed consolidated balance sheets.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used proceeds from the loan primarily for payroll costs. As of December 31, 2020, Justice had used all proceeds of the SBA Loan - Justice in qualified expenses. The SBA Loan - Justice is scheduled to mature on April 9, 2022 and has a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of December 31, 2020, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup is scheduled to mature on April 27, 2022 and has a 1.00% interest rate. All payments of principal and interests are deferred until July 2021, and the repayment obligations under both loans may be forgiven if the funds are used for payroll and other qualified expenses. The SBA Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All unforgiven portion of the principal and accrued interest will be due at maturity. As of December 31, 2020, Justice and InterGroup have each submitted its application for full loan forgiveness.

As of December 31, 2020, the Company had finance lease obligations outstanding of $901,000. These finance leases expire in various years through 2023 at rates ranging from 4.62% to 6.25% per annum. Minimum future lease payments for assets under finance leases as of December 31, 2020 are as follows:

For the year ending June 30,

2021	$262,000
2022	508,000
2023	188,000
Total minimum lease payments	958,000
Less interest on finance lease	(57,000)
Present value of future minimum lease payments	$901,000

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,

2021	$678,000
2022	6,220,000
2023	750,000
2024	567,000
2025	567,000
Thereafter	1,661,000
$10,443,000

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $91,536,000 and $92,292,000 as of December 31, 2020 and June 30, 2020, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of December 31, 2020, InterGroup is in compliance with both requirements. However, due to the Hotel’s current low occupancy and its negative impact on the Hotel’s cash flow, Justice Operating Company, LLC may not meet certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lock-box by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 1, 2021. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 from its current loan balance of $3,000,000 due to InterGroup. The balance of this loan was $3,700,00 and $3,000,000 as of December 31, 2020 and June 30, 2020, respectively, and is eliminated in the condensed consolidated balance sheets.

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

On November 23, 2020, Santa Fe sold its 2-unit apartment complex in West Los Angeles, California to InterGroup for $1,530,000 in exchange for a reduction of $1,196,000 of its obligation to InterGroup. Santa Fe acquired the property on February 1, 2002 for $785,000. Outstanding mortgage on the property for $334,000 was simultaneously transferred to InterGroup. Santa Fe realized a gain on the sale of approximately $901,000, which was eliminated in consolidation at InterGroup. The sales price of the property represents its current value as of the sale date as appraised by a licensed independent third-party appraiser. The fairness of the sale terms of the transaction were reviewed and approved by the independent directors of Santa Fe and InterGroup, and unanimously approved by the entire Board of Directors of both companies.

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

NOTE 13 – ACCOUNTS PAYABLE AND OTHER LIABILITIES - JUSTICE

The following summarizes the balances of accounts payable and other liabilities – Justice as of December 31, 2020 and June 30, 2020.

As of	December 31, 2020	June 30, 2020

Trade payable	$1,177,000	$3,000,000
Advance deposits	221,000	375,000
Property tax payable	523,000	523,000
Payroll and related accruals	2,221,000	1,969,000
Mortgage interest payable	416,000	527,000
Withholding and other taxes payable	519,000	370,000
Security deposit	52,000	52,000
Other payables	902,000	598,000
Total accounts payable and other liabilities - Justice	$6,031,000	$7,414,000

NOTE 14 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of December 31, 2020 and June 30, 2020.

As of	December 31, 2020	June 30, 2020

Trade payable	$510,000	$709,000
Advance deposits	318,000	422,000
Property tax payable	855,000	554,000
Payroll and related accruals	46,000	42,000
Interest payable	218,000	218,000
Withholding and other taxes payable	768,000	1,189,000
Security deposit	750,000	745,000
Other payables	296,000	334,000
Total accounts payable and other liabilities	$3,761,000	$4,213,000

NOTE 15 – SUBSEQUENT EVENTS

On January 8, 2021, the Company refinanced one of its California property’s $1.6 million Fannie Mae mortgage with a new Freddie Mac mortgage in the amount of $2.8 million at a fixed rate of 3.05% for 10-years. The Company received net proceeds of approximately $1.0 million.

On January 15, 2021, we moved our corporate office from 12121 Wilshire Boulevard, Suite 610, Los Angeles, California to 1516 S. Bundy Dr., Suite 200, Los Angeles, California where we signed a four year lease.

As of November 25, 2020, a group of less than ten shareholders of Santa Fe Financial Corporation approved a Corporate Action to distribute the assets of that company and then liquidate the corporate entity. The Corporate Action was approved by the holders of approximately 87.4% of the total issued and outstanding voting capital stock of that company entitled to vote on matters submitted to the holders of common stock as of that record date.

The terms of the dissolution are:

●	The assets of that company consist of:

○	505,437 shares of Portsmouth Square, Inc. common stock with a per share price of $41.00 as of January 15, 2021
○	Cash in the approximate amount of $6.0 million (net of income taxes paid)

●	On the 20th calendar day following the date of mailing of the definitive information statement on Schedule 14C which was filed with the SEC on January 22, 2021, the holder of each share of Santa Fe common stock will receive .38 of a share of Portsmouth common stock and the amount of cash in Santa Fe divided by 1,339,310 (the number of issued and outstanding shares of Santa Fe common stock). Subsequent to when the cash of Santa Fe shall be distributed to all shareholders, net of tax liabilities, on a pro rata basis based upon number of shares of common stock of Santa Fe owned by each shareholder on the date of liquidation pursuant to the plan of liquidation and dissolution. With respect thereto, when stockholders of Santa Fe will receive 0.38 shares of Portsmouth stock for each share of Santa Fe stock owned, they will receive cash in lieu of fractional Portsmouth shares.

In January 2021, InterGroup advanced $2,000,000 to Justice per the loan modification agreement entered into on December 16, 2020.

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

In December 2020, due to the surge in COVID-19 cases and hospitalizations, the Health Officer of the City and County of San Francisco (the “County”) has suspended or restricted certain activities. Health Order C19-07q (the “Order”) incorporates suspensions, reductions in capacity limits, and other restrictions contained in the Regional Stay At Home Order issued by the California Department of Public Health on December 3, 2020. Effective December 17, 2020, the Bay Area Region, including San Francisco, is required to comply with the State’s December 3, 2020 Regional Stay-at-Home Order. The Order strongly discourages anyone in the County from travelling for leisure, recreation, business or other purposes that can be postponed until after the current surge. With limited exceptions, this Order imposed a mandatory quarantine on anyone traveling, moving, or returning to the County from anywhere outside the Bay Area. Effective January 20, 2021, Health Order C19-07r revised and replaced the previous Order; it continues to temporarily prohibit certain businesses and activities from resuming but allows certain other businesses, activities, travel and governmental functions to occur subject to specified health and safety restrictions, limitations, and conditions to limit the transmission of COVID-19. The Mayor announced on January 25, 2021 that hotels and lodging may accept reservations for tourist use from in-state and out of state guests. Out of Bay Area guests are required to quarantine for 10 days and must make a reservation for 10 days or longer in order to do so. Indoor gyms, meeting rooms, ballrooms and dining must remain closed, though outdoor dining can resume.

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

As a result of the CARES Act signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the CARES Act. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used proceeds from the loan primarily for payroll costs. As of December 31, 2020, Justice had used all proceeds of the SBA Loan - Justice in qualified expenses. The SBA Loan - Justice is scheduled to mature on April 9, 2022 and has a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of December 31, 2020, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup is scheduled to mature on April 27, 2022 and has a 1.00% interest rate. All payments of principal and interests are deferred until July 2021, and the repayment obligations under both loans may be forgiven if the funds are used for payroll and other qualified expenses. The SBA Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All unforgiven portion of the principal and accrued interest will be due at maturity. As of December 31, 2020, Justice and InterGroup have each submitted its application for full loan forgiveness.

RESULTS OF OPERATIONS

As of December 31, 2020, the Company has the power to vote for approximately 87.4% of the common shares of its subsidiary, Santa Fe, and Santa Fe owned approximately 68.8% of the common shares of Portsmouth Square, Inc. InterGroup also directly owns approximately 13.5% of the common shares of Portsmouth. Historically, the Company’s principal source of revenue is derived from the investment of its subsidiary, Portsmouth, in the Justice Investors Limited Partnership (“Justice” or the “Partnership”) inclusive of hotel room revenue, food and beverage revenue, garage revenue, and revenue from other operating departments. Justice owns the Hotel and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company. However, the impact of the COVID-19 pandemic is highly uncertain and management expects that the ongoing length and severity of the economic downturn will have a material adverse impact on our business, financial condition, liquidity and financial results.

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

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

The Company had net loss of $1,063,000 for the three months ended December 31, 2020 compared to net income of $380,000 for the three months ended December 31, 2019. The change is primarily attributable to the decrease in Hotel revenue.

Hotel Operations

The Company had net loss from Hotel operations of $4,274,000 for the three months ended December 31, 2020 compared to net income of $825,000 for the three months ended December 31, 2019. The change is primarily attributable to the decrease in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2020 and 2019.

For the three months ended December 31,	2020	2019
Hotel revenues:
Hotel rooms	$2,584,000	$12,497,000
Food and beverage	76,000	1,425,000
Garage	424,000	776,000
Other operating departments	25,000	203,000
Total hotel revenues	3,109,000	14,901,000
Operating expenses excluding depreciation and amortization	(5,133,000)	(11,730,000)
Operating (loss) income before interest, depreciation and amortization	(2,024,000)	3,171,000
Interest expense - mortgage	(1,668,000)	(1,735,000)
Depreciation and amortization expense	(582,000)	(611,000)
Net (loss) income from Hotel operations	$(4,274,000)	$825,000

For the three months ended December 31, 2020, the Hotel had operating loss of $2,024,000 before interest expense, depreciation and amortization on total operating revenues of $3,109,000 compared to operating income of $3,171,000 before interest expense, depreciation and amortization on total operating revenues of $14,901,000 for the three months ended December 31, 2019. For the three months ended December 31, 2020, room revenues decreased by $9,913,000, food and beverage revenue decreased by $1,349,000, and garage revenue decreased by $352,000, compared to the three months ended December 31, 2019. The year over year decline in all areas are result of the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses decreased by $6,597,000 due to decrease in salaries and wages, rooms commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended December 31, 2020 and 2019.

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2020	$107	48%	$52
2019	$255	98%	$250

The Hotel’s revenues decreased by 79% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $149, average occupancy dropped 50%, and RevPAR decreased by $199 for the three months ended December 31, 2020 compared to the three months ended December 31, 2019.

Real Estate Operations

Net income from real estate operations for the three months ended December 31, 2020 decreased by $253,000 compared to the three months ended December 31, 2019. The decrease year over year is due to increased vacancy loss and bad debt expense as the pandemic has affected some tenants’ ability to pay rent on time. All of the Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net gain on marketable securities of $3,457,000 for the three months ended December 31, 2020 compared to a net loss on marketable securities of $119,000 for the three months ended December 31, 2019. For the three months ended December 31, 2020, the Company had a net realized loss of $672,000 and a net unrealized gain of $4,129,000. For the three months ended December 31, 2019, the Company had a net realized loss of $3,000 and a net unrealized loss of $116,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax expense during the three months ended December 31, 2020 and 2019 represent primarily the income tax effect of the pretax income (loss) at InterGroup, Santa Fe, and Portsmouth, which includes its share in net income (loss) of Justice.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

The Company had net income of $3,756,000 for the six months ended December 31, 2020 compared to net income of $1,024,000 for the six months ended December 31, 2019. The change is primarily attributable to gains from marketable securities and sale of real estates.

Hotel Operations

The Company had net loss from Hotel operations of $8,161,000 for the six months ended December 31, 2020 compared to net income of $2,521,000 for the six months ended December 31, 2019. The change is primarily attributable to the decrease in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2020 and 2019.

For the six months ended December 31,	2020	2019
Hotel revenues:
Hotel rooms	$5,474,000	$25,811,000
Food and beverage	113,000	2,647,000
Garage	894,000	1,512,000
Other operating departments	53,000	360,000
Total hotel revenues	6,534,000	30,330,000
Operating expenses excluding depreciation and amortization	(10,166,000)	(23,078,000)
Operating (loss) income before interest, depreciation and amortization	(3,632,000)	7,252,000
Interest expense - mortgage	(3,368,000)	(3,527,000)
Depreciation and amortization expense	(1,161,000)	(1,204,000)
Net (loss) income from Hotel operations	$(8,161,000)	$2,521,000

For the six months ended December 31, 2020, the Hotel had operating loss of $3,632,000 before interest expense, depreciation and amortization on total operating revenues of $6,534,000 compared to operating income of $7,252,000 before interest expense, depreciation and amortization on total operating revenues of $30,330,000 for the six months ended December 31, 2019. For the six months ended December 31, 2020, room revenues decreased by $20,337,000, food and beverage revenue decreased by $2,534,000, and garage revenue decreased by $618,000, compared to the six months ended December 31, 2019. The year over year decline in all areas are result of the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses decreased by $12,912,000 due to decrease in salaries and wages, rooms commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the six months ended December 31, 2020 and 2019.

Six months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2020	$107	51%	$55
2019	$263	98%	$258

The Hotel’s revenues decreased by 79% for the six months ended December 31, 2020, as compared to the six months ended December 31, 2019. Average daily rate decreased by $156, average occupancy decreased by 47%, and RevPAR decreased by $203 for the six months ended December 31, 2020, compared to the six months ended December 31, 2019.

Real Estate Operations

Net income from real estate operations for the six months ended December 31, 2020 increased by $11,618,000 compared to the six months ended December 31, 2019. The change year over year is due to the sale of the Company’s 27-unit apartment complex located in Santa Monica, California for $15,650,000. All of the Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net gain on marketable securities of $3,299,000 for the six months ended December 31, 2020 compared to a net loss on marketable securities of $568,000 for the six months ended December 31, 2019. For the six months ended December 31, 2020, the Company had a net realized loss of $934,000 and a net unrealized gain of $4,233,000. For the six months ended December 31, 2019, the Company had a net realized loss of $77,000 and a net unrealized loss of $491,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax expense during the six months ended December 31, 2020 and 2019 represent primarily the income tax effect of the pretax income (loss) at InterGroup, Santa Fe, and Portsmouth, which includes its share in net income (loss) of Justice.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of December 31, 2020 and June 30, 2020 by selected industry groups.

As of		% of Total
December 31, 2020		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$8,088,000	36.7%
Financial services	3,972,000	18.0%
Energy	3,233,000	14.7%
Consumer cyclical	1,887,000	8.6%
Technology	1,428,000	6.5%
Industrials	1,297,000	5.9%
Basic material	1,269,000	5.8%
Communication services	442,000	2.0%
Healthcare	267,000	1.2%
Other	125,000	0.6%
	$22,008,000	100.0%

As of		% of Total
June 30, 2020		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$2,365,000	38.3%
Basic material	1,209,000	19.6%
Energy	767,000	12.4%
Industrials	484,000	7.8%
Corporate bonds	417,000	6.7%
Consumer cyclical	295,000	4.8%
Financial services	282,000	4.6%
Communication services	157,000	2.5%
Technology	121,000	2.0%
Other	81,000	1.3%
	$6,178,000	100.0%

As of December 31, 2020, the Company’s investment portfolio is diversified with 132 different equity positions. The Company holds one equity security that comprised more than 10% of the equity value of the portfolio. The largest security position represents 10% of the portfolio and consists of the common stock of Colony Financial Inc. (NYSE: CLNY) which is included in the REITs and real estate companies’ industry group.

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

The following table shows the net income (loss) on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended December 31,	2020	2019
Net gain (loss) on marketable securities	$3,457,000	$(119,000)
Impairment loss on other investments	(27,000)	-
Dividend and interest income	81,000	111,000
Margin interest expense	(161,000)	(116,000)
Trading and management expenses	(126,000)	(125,000)
Net income (loss) from investment transactions	$3,224,000	$(249,000)

For the six months ended December 31,	2020	2019
Net gain (loss) on marketable securities	$3,299,000	$(568,000)
Impairment loss on other investments	(89,000)	-
Dividend and interest income	205,000	241,000
Margin interest expense	(281,000)	(252,000)
Trading and management expenses	(275,000)	(282,000)
Net income (loss) from investment transactions	$2,859,000	$(861,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash and cash equivalents of $16,815,000 and $14,163,000 as of December 31, 2020 and June 30, 2020, respectively. The Company had funds available from its investments in marketable securities of $22,008,000 as of December 31, 2020 net of $8,320,000 due to securities broker and $704,000 obligations for securities sold. As of June 30, 2020, the Company had funds available from its investments in marketable securities of $6,178,000 net of $1,576,000 due to securities broker and $294,000 obligations for securities sold. In addition, the Hotel had $5,977,000 and $10,666,000 of restricted cash held by its senior lender Wells Fargo Bank, N.A. (“Lender”) as of December 31, 2020 and June 30, 2020, respectively. Of the $10,666,000 restricted cash held as of June 30, 2020, $2,432,000 was for a possible future property improvement plan (“PIP”) requested by our franchisor, Hilton. However, Hilton has confirmed that it will not require a PIP for our Hotel until relicensing which shall occur at the earlier of (i) January 2030, which is six years after the maturity date of our current senior and mezzanine loans, or (ii) upon the sale of our Hotel. On August 19, 2020, Lender released PIP deposits in the amount of $2,379,000 to the Hotel. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used proceeds from the loan primarily for payroll costs. As of December 31, 2020, Justice had used all proceeds of the SBA Loan - Justice in qualified expenses. The SBA Loan - Justice is scheduled to mature on April 9, 2022 and has a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of December 31, 2020, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup is scheduled to mature on April 27, 2022 and has a 1.00% interest rate. All payments of principal and interests are deferred until July 2021, and the repayment obligations under both loans may be forgiven if the funds are used for payroll and other qualified expenses. The SBA Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All unforgiven portion of the principal and accrued interest will be due at maturity. As of December 31, 2020, Justice and InterGroup have each submitted its application for full loan forgiveness.

In order to increase its liquidity position and to take advantage of the favorable interest rate environment, InterGroup refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, InterGroup refinanced one of its California properties and generated net proceeds of $1,144,000. During the three months ended December 31, 2020, InterGroup completed refinancing on two of its California properties and generated net proceeds of $4,327,000. In January 2021, InterGroup refinanced an additional California property and generated net proceeds of $1,057,000. InterGroup is currently evaluating other refinancing opportunities and it could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. InterGroup has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $8,000,000 is available to be drawn down as of December 31, 2020 should additional liquidity be necessary. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,043,000. Santa Fe will manage its federal and state income tax liability, and anticipates the utilization of its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale. Santa Fe will not seek a replacement property.

As the sole general partner of Justice that controls approximately 96.6% of the voting interest in the Partnership, Portsmouth has the ability to amend the partnership agreement to allow for capital calls to the limited partners of Justice if needed. The majority of any capital calls will be met by Portsmouth. Portsmouth will have financing availability, upon the authorization of the respective board of directors, to borrow from InterGroup and/or Santa Fe to meet any capital calls and its other obligations during the next twelve months and beyond. On August 28, 2020, the Board of InterGroup and Santa Fe passed resolutions, respectively, to provide funding to Portsmouth if necessary. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 from its current loan balance of $3,000,000 due to InterGroup. On December 31, 2020, InterGroup advanced $700,000 to Justice per the aforementioned agreement. The Partnership is also allowed to seek additional loans and sell partnership interests. Upon the consent of the general partner and a super majority in interest, the Partnership may sell additional classes or series of units of the Partnership under certain conditions in order to raise additional capital.

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

The following table provides a summary as of December 31, 2020, the Company’s material financial obligations which also includes interest payments.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of December 31, 2020, the Company’s material financial obligations which also includes interest payments.

		6 Months	Year	Year	Year	Year
	Total	2021	2022	2023	2024	2025	Thereafter
Mortgage and subordinated notes payable	$181,372,000	$3,856,000	$3,142,000	$28,410,000	$108,348,000	$3,734,000	$33,882,000
Other notes payable	10,443,000	520,000	6,220,000	750,000	567,000	567,000	1,819,000
Interest	29,556,000	3,863,000	8,419,000	7,625,000	4,411,000	904,000	4,334,000
Total	$221,371,000	$8,239,000	$17,781,000	$36,785,000	$113,326,000	$5,205,000	$40,035,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the six months ended December 31, 2020. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for a summary of the critical accounting policies.

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

PART II.

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the period ending December 31, 2020, there were no pending or threatened legal actions.

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

Item 5. OTHER INFORMATION

As of November 25, 2020, a group of less than ten shareholders of Santa Fe Financial Corporation approved a Corporate Action to distribute the assets of that company and then liquidate the corporate entity. The Corporate Action was approved by the holders of approximately 87.4% of the total issued and outstanding voting capital stock of that company entitled to vote on matters submitted to the holders of common stock as of that record date.

The terms of the dissolution are:

●	The assets of that company consist of:

○	505,437 shares of Portsmouth Square, Inc. common stock with a per share price of $41.00 as of January 15, 2021

○	Cash in the approximate amount of $6.0 million (net of income taxes paid)

●	On the 20th calendar day following the date of mailing of the definitive information statement on Schedule 14C which was filed with the SEC on January 22, 2021, the holder of each share of Santa Fe common stock will receive .38 of a share of Portsmouth common stock and the amount of cash in the Company divided by 1,339,310 (the number of issued and outstanding shares of Santa Fe common stock).Subsequent to when the cash of the Company shall be distributed to all shareholders, net of tax liabilities, on a pro rata basis based upon number of shares of common stock of the Company owned by each shareholder on the date of liquidation pursuant to the plan of liquidation and dissolution. With respect thereto, when the Company stockholders will receive 0.38 shares of Portsmouth stock for each share of Company stock owned, they will receive cash in lieu of fractional Portsmouth shares.

●	Santa Fe shall file a final U.S. Corporate Income Tax Return for the period ending on the date of liquidation, as well as file Form 966, Corporate Dissolution or Liquidation,” within 30 days of the liquidation.

●	However, with respect to third party shareholders, the transaction is expected to be treated as a taxable liquidation under section 331 of the IRS Code. Therefore, Santa Fe is expected to recognize built-in gain or loss on the assets distributed third party shareholders under Section 336 of the Code, and the third-party shareholders are expected to recognize gain or loss on the cancellation of their shares equal to the difference between the fair market value of the assets received and their stock basis in Santa Fe. To the extent third party shareholders include non-U.S. persons, these shareholders are not expected to be subject to U.S. federal income tax unless Santa Fe is considered a U.S. real property holding corporation (“USRPHC”) under the Foreign Investment in Real Property Tax Act within five years preceding the date of the liquidation. A U.S. corporation is generally considered a USRPHC if at least 50 percent of its assets includes “U.S. Real Property Interests.” If Santa Fe is considered a USRPHC, then it is responsible for withholding 15% of the amount realized by the non-U.S. SHs on the liquidation.

Item 6. EXHIBITS

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERGROUP CORPORATION
(Registrant)

Date: January 29, 2021	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: January 29, 2021	by	/s/ Danfeng Xu
Danfeng Xu
Treasurer and Controller
(Principal Financial Officer)

-33-