Form 10-Q
period 2021-03-31
INTERGROUP CORP
filed 2021-05-21
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares outstanding of registrant’s Common Stock, as of May 21, 2021 was 2,236,714.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of	March 31, 2021	June 30, 2020
ASSETS
Investment in Hotel, net	$37,599,000	$38,769,000
Investment in real estate, net	46,225,000	50,338,000
Investment in marketable securities	36,996,000	6,178,000
Other investments, net	41,000	278,000
Cash and cash equivalents	8,880,000	14,163,000
Restricted cash	7,643,000	14,123,000
Other assets, net	3,184,000	1,985,000
Deferred tax asset	2,725,000	4,383,000
Total assets	$143,293,000	$130,217,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Justice	$5,967,000	$7,414,000
Accounts payable and other liabilities	3,171,000	4,213,000
Due to securities broker	9,021,000	1,576,000
Obligations for securities sold	5,261,000	294,000
Related party and other notes payable	4,229,000	4,654,000
Finance leases	783,000	1,098,000
Other notes payable - SBA Loans	6,719,000	5,172,000
Line of credit payable	-	2,985,000
Mortgage notes payable - Hotel, net	110,465,000	111,446,000
Mortgage notes payable - real estate, net	69,280,000	65,612,000
Total liabilities	214,896,000	204,464,000

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,404,982 and 3,404,982 issued; 2,250,765 and 2,288,809 outstanding, respectively	33,000	33,000
Additional paid-in capital	6,638,000	6,626,000
Accumulated deficit	(37,574,000)	(43,541,000)
Treasury stock, at cost, 1,154,217 and 1,116,173 shares, respectively	(16,333,000)	(14,995,000)
Total InterGroup shareholders’ deficit	(47,236,000)	(51,877,000)
Noncontrolling interest	(24,367,000)	(22,370,000)
Total shareholders’ deficit	(71,603,000)	(74,247,000)

Total liabilities and shareholders’ deficit	$143,293,000	$130,217,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended March 31,	2021	2020
Revenues:
Hotel	$2,902,000	$11,259,000
Real estate	3,465,000	3,757,000
Total revenues	6,367,000	15,016,000
Costs and operating expenses:
Hotel operating expenses	(3,990,000)	(10,060,000)
Real estate operating expenses	(2,043,000)	(2,071,000)
Depreciation and amortization expenses	(1,127,000)	(1,216,000)
General and administrative expenses	(605,000)	(890,000)

Total costs and operating expenses	(7,765,000)	(14,237,000)

(Loss) income from operations	(1,398,000)	779,000

Other income (expense):
Interest expense - mortgages	(2,180,000)	(2,251,000)
Net gain (loss) on marketable securities	768,000	(2,367,000)
Net gain (loss) on marketable securities - Comstock	4,870,000	(26,000)
Gain on extinguishment of debt	453,000	-
Impairment loss on other investments	(30,000)	(103,000)
Dividend and interest income	158,000	105,000
Trading and margin interest expense	(362,000)	(256,000)
Total other income (expense), net	3,677,000	(4,898,000)

Income (loss) before income taxes	2,279,000	(4,119,000)
Income tax (expense) benefit	(880,000)	1,060,000
Net income (loss)	1,399,000	(3,059,000)
Less: Net (income) loss attributable to the noncontrolling interest	(289,000)	479,000
Net income (loss) attributable to InterGroup Corporation	$1,110,000	$(2,580,000)

Net income (loss) per share
Basic	$0.62	$(1.33)
Diluted	$0.54	N/A

Net income per share attributable to InterGroup Corporation
Basic	$0.49	$(1.12)
Diluted	$0.43	N/A

Weighted average number of basic common shares outstanding	2,267,115	2,298,064
Weighted average number of diluted common shares outstanding	2,604,710	N/A

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the nine months ended March 31,	2021	2020
Revenues:
Hotel	$9,436,000	$41,589,000
Real estate	10,503,000	11,313,000
Total revenues	19,939,000	52,902,000
Costs and operating expenses:
Hotel operating expenses	(14,156,000)	(33,138,000)
Real estate operating expenses	(6,031,000)	(6,110,000)
Depreciation and amortization expenses	(3,499,000)	(3,661,000)
General and administrative expenses	(2,531,000)	(2,231,000)

Total costs and operating expenses	(26,217,000)	(45,140,000)

(Loss) income from operations	(6,278,000)	7,762,000

Other income (expense):
Interest expense - mortgages	(6,736,000)	(6,978,000)
Gain from sale of real estate	12,043,000	-
Net gain (loss) on marketable securities	4,016,000	(2,565,000)
Net gain (loss) on marketable securities - Comstock	4,921,000	(396,000)
Gain on extinguishment of debt	453,000	-
Impairment loss on other investments	(119,000)	(103,000)
Dividend and interest income	363,000	346,000
Trading and margin interest expense	(918,000)	(790,000)
Total other income (expense), net	14,023,000	(10,486,000)

Income before income taxes	7,745,000	(2,724,000)
Income tax (expense) benefit	(2,590,000)	689,000
Net income (loss)	5,155,000	(2,035,000)
Less: Net loss attributable to the noncontrolling interest	440,000	39,000
Net income (loss) attributable to InterGroup Corporation	$5,595,000	$(1,996,000)

Net income per share
Basic	$2.26	$(0.88)
Diluted	$1.97	N/A

Net income per share attributable to InterGroup Corporation
Basic	$2.46	$(0.87)
Diluted	$2.14	N/A

Weighted average number of basic common shares outstanding	2,276,220	2,303,421
Weighted average number of diluted common shares outstanding	2,613,815	N/A

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

			Additional			InterGroup		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2020	3,404,982	$33,000	$6,626,000	$(43,541,000)	$(14,995,000)	$(51,877,000)	$(22,370,000)	$(74,247,000)
Net income	-	-	-	4,550,000	-	4,550,000	269,000	4,819,000
Stock options expense	-	-	5,000	-	-	5,000	-	5,000
Purchase of treasury stock	-	-	-	-	(140,000)	(140,000)	-	(140,000)
Balance at September 30, 2020	3,404,982	33,000	6,631,000	(38,991,000)	(15,135,000)	(47,462,000)	(22,101,000)	(69,563,000)
Net income (loss)	-	-	-	(65,000)	-	(65,000)	(998,000)	(1,063,000)
Stock options expense	-	-	5,000	-	-	5,000	-	5,000
Purchase of treasury stock	-	-	-	-	(116,000)	(116,000)	-	(116,000)
Balance at December 31, 2020	3,404,982	33,000	6,636,000	(39,056,000)	(15,251,000)	(47,638,000)	(23,099,000)	(70,737,000)
Net income	-	-	-	1,110,000	-	1,110,000	289,000	1,399,000
Stock options expense	-	-	2,000	-	-	2,000	-	2,000
Reclassify NCI to INTG	-	-	-	372,000	-	372,000	(372,000)	-
Investment in Justice	-	-	-	-	-	-	(206,000)	(206,000)
Distribution to NCI	-	-	-	-	-	-	(979,000)	(979,000)
Purchase of treasury stock	-	-	-	-	(1,082,000)	(1,082,000)	-	(1,082,000)
Balance at March 31, 2021	3,404,982	$33,000	$6,638,000	$(37,574,000)	$(16,333,000)	$(47,236,000)	$(24,367,000)	$(71,603,000)

			Additional			InterGroup		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2019	3,404,982	$33,000	$10,342,000	$(39,760,000)	$(14,347,000)	$(43,732,000)	$(24,697,000)	$(68,429,000)
Net income	-	-	-	336,000	-	336,000	308,000	644,000
Stock options expense	-	-	8,000	-	-	8,000	-	8,000
Investment in Santa Fe	-	-	(147,000)	-	-	(147,000)	74,000	(73,000)
Purchase of treasury stock	-	-	-	-	(156,000)	(156,000)	-	(156,000)
Balance at September 30, 2019	3,404,982	33,000	10,203,000	(39,424,000)	(14,503,000)	(43,691,000)	(24,315,000)	(68,006,000)
Net income	-	-	-	248,000	-	248,000	132,000	380,000
Stock options expense	-	-	9,000	-	-	9,000	-	9,000
Investment in Santa Fe	-	-	(46,000)	-	-	(46,000)	22,000	(24,000)
Purchase of treasury stock	-	-	-	-	(190,000)	(190,000)	-	(190,000)
Balance at December 31, 2019	3,404,982	33,000	10,166,000	(39,176,000)	(14,693,000)	(43,670,000)	(24,161,000)	(67,831,000)
Net loss	-	-	-	(2,580,000)	-	(2,580,000)	(479,000)	(3,059,000)
Stock options expense	-	-	121,000	-	-	121,000	-	121,000
Investment in Santa Fe	-	-	(4,279,000)	-	-	(4,279,000)	3,353,000	(926,000)
Investment in Portsmouth	-	-	(124,000)	-	-	(124,000)	62,000	(62,000)
Investment in Woodland	-	-	913,000	-	-	913,000	-	913,000
Purchase of treasury stock	-	-	-	-	(222,000)	(222,000)	-	(222,000)
Balance at March 31, 2020	3,404,982	$33,000	$6,797,000	$(41,756,000)	$(14,915,000)	$(49,841,000)	$(21,225,000)	$(71,066,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine months ended March 31,	2021	2020
Cash flows from operating activities:
Net income (loss)	$5,155,000	$(2,035,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,332,000	3,594,000
Gain from sale of real estate	(12,043,000)	-
Gain on Extinguishment of Debt	(453,000)	-
Deferred taxes	1,658,000	(688,000)
Net unrealized (gain) loss on marketable securities	(9,604,000)	1,771,000
Impairment loss on other investments	119,000	103,000
Stock compensation expense	12,000	138,000
Changes in operating assets and liabilities:
Investment in marketable securities	(21,214,000)	5,072,000
Other assets	(1,199,000)	233,000
Accounts payable and other liabilities - Justice	(1,447,000)	(3,182,000)
Accounts payable and other liabilities	(1,042,000)	96,000
Due to securities broker	7,445,000	(1,606,000)
Obligations for securities sold	4,967,000	(1,225,000)
Net cash (used in) provided by operating activities	(24,314,000)	2,271,000

Cash flows from investing activities:
Proceeds from sale of real estate	15,178,000	-
Proceeds from other investments	118,000	115,000
Investment in Justice	(206,000)	-
Payments for hotel investments	(491,000)	(1,207,000)
Payments for real estate investments	(830,000)	(848,000)
Distribution to NCI	(979,000)	-
Payments for investment in Santa Fe	-	(1,023,000)
Payments for investment in Portsmouth	-	(62,000)
Investment in Woodland	-	913,000
Net cash provided by (used in) investing activities	12,790,000	(2,112,000)

Cash flows from financing activities:
Proceeds from refinance of mortgage notes paybles	5,384,000	-
Proceeds from SBA loan	2,000,000	-
Payments of mortgage and other notes payable	(3,040,000)	(3,236,000)
Payment of LOC	(2,985,000)	-
Purchase of treasury stock	(1,338,000)	(568,000)
Issuance cost from refinance of mortgage notes payable - real estate	(255,000)	-
Issuance cost from renewing line of credit	(5,000)	-
Net cash used in financing activities	(239,000)	(3,804,000)

Net decrease in cash, cash equivalents and restricted cash	(11,763,000)	(3,645,000)
Cash, cash equivalents and restricted cash at the beginning of the period	28,286,000	25,132,000
Cash, cash equivalents and restricted cash at the end of the period	$16,523,000	$21,487,000

Supplemental information:
Interest paid	$6,914,000	$7,083,000
Taxes paid	$2,745,000	$41,000

Non-cash transaction:
Additions to Hotel equipment through capital lease	$30,000	$30,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by The InterGroup Corporation (“InterGroup” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of InterGroup and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. The March 31, 2021 Condensed Consolidated Balance Sheet was derived from the Consolidated Balance Sheet as included in the Company’s Form 10-K for the year ended June 30, 2020.

The results of operations for the nine months ended March 31, 2021 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2021.

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

Effective February 19, 2021, the Company’s 83.7% owned subsidiary, Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF), was liquidated and all of its assets including its 68.8% interest in Portsmouth Square Inc. (“Portsmouth”), a public company (OTCBB: PRSI) was distributed to its shareholders in exchange for their Santa Fe common stock. InterGroup received cash of $5,013,000 and 422,998 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. As a former 3.7% shareholder of Santa Fe, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, received cash of $221,000 and 18,641 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. On April 12, 2021, Santa Fe received a filed stamped copy of its Articles of Dissolution from the State of Nevada, and Santa Fe is effectively fully dissolved and no longer in legal existence. The liquidation and distribution of Santa Fe did not have an impact on the condensed consolidated statement of operations but rather on the condensed consolidated balance sheets as a reclass between noncontrolling interests and accumulated deficit. As of March 31, 2021, InterGroup owns approximately 71.3% of the outstanding common shares of Portsmouth. As of March 31, 2021, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the President, Chairman of the Board and Chief Executive Officer of Portsmouth.

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). As of March 31, 2021, Portsmouth has a 97.5% limited partnership interest in Justice and is the sole general partner. The financial statements of Justice are consolidated with those of the Company.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include fifteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. As of March 31, 2021, all of the Company’s residential and commercial rental properties are managed in-house.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and is not taxed on its non-controlling interest in the Hotel. The income tax expense during the nine months ended March 31, 2021 and 2020 represent the income tax effect on the Company’s pretax income which includes its share in the net (loss) income of the Hotel.

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective July 1, 2019, we adopted ASU 2016-02 using the modified retrospective approach provided by ASU 2018-11. We elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification. We also elected the short-term lease practical expedient, which allowed us to not recognize leases with a term of less than twelve months on our consolidated balance sheets. In addition, we elected the lease and non-lease components practical expedient, which allowed us to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. We did not record any operating lease right-of-use (“ROU”) assets and operating lease liabilities upon adoption of the new standard as the aggregate value of the ROU assets and operating lease liabilities are immaterial relative to our total assets and liabilities as of June 30, 2020 and 2019. The standard did not have an impact on our other finance leases, statements of operations or cash flows. See Note 4 and Note 12 for balances of finance lease ROU assets and liabilities, respectively.

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

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel and real estate operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic has had a material detrimental impact on our liquidity. For the nine months ended March 31, 2021, our net cash flow used in operations was $24,314,000. For the nine months ended March 31, 2020, our net cash flow provided by operations was $2,271,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

The Company had cash and cash equivalents of $8,880,000 and $14,163,000 as of March 31, 2021 and June 30, 2020, respectively. The Company had net funds available from its investments in marketable securities of $22,714,000 as of March 31, 2021 after $9,021,000 due to securities broker and $5,261,000 obligations for securities sold. As of June 30, 2020, the Company had net funds available from investments in marketable securities of $4,308,000 after $1,576,000 due to securities broker and $294,000 obligations for securities sold. In addition, the Hotel had $5,785,000 and $10,666,000 of restricted cash held by its senior lender Wells Fargo Bank, N.A. (“Lender”) as of March 31, 2021 and June 30, 2020, respectively. Of the $10,666,000 restricted cash held as of June 30, 2020, $2,432,000 was for a possible future property improvement plan (“PIP”) requested by our franchisor, Hilton. However, Hilton has confirmed that it will not require a PIP for our Hotel until relicensing which shall occur at the earlier of (i) January 2030, which is six years after the maturity date of our current senior and mezzanine loans, or (ii) upon the sale of our Hotel. On August 19, 2020, Lender released PIP deposits in the amount of $2,379,000 to the Hotel. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used proceeds from the loan primarily for payroll costs. As of March 31, 2021, Justice had used all proceeds of the SBA Loan - Justice in qualified expenses. The SBA Loan - Justice is scheduled to mature on April 9, 2022 and has a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of March 31, 2021, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup was scheduled to mature on April 27, 2022 and had a 1.00% interest rate. The SBA Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. If the SBA approves the forgiveness amount, all payments of principal and interest are deferred until the date the forgiveness amount is remitted by the SBA to CIBC. If the SBA does not forgive any amount of the loan, payments would start within 30 days. All unforgiven portion of the principal and accrued interest will be due at maturity. During the quarter ended December 31, 2020, Justice and the Company submitted applications for full loan forgiveness. As of March 31, 2021, the SBA has not forgiven the SBA Loan – Justice. As of March 31, 2021, the SBA has forgiven the full $453,000 of the SBA Loan – InterGroup.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. Justice will use proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan is scheduled to mature on February 3, 2026 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until either: (a) if the SBA approves the forgiveness amount, the date the forgiveness amount is remitted by the SBA to CIBC; or (b) if Justice does not apply for forgiveness within 10 months after the last day of the covered period specified in the loan agreement or if the forgiveness amount is not approved, the date that is 10 months after the last day of the covered period. The loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. As of March 31, 2021, unused portion of the Second SBA Loan was $350,000.

In order to increase its liquidity position and to take advantage of the favorable interest rate environment, InterGroup refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, InterGroup refinanced one of its California properties and generated net proceeds of $1,144,000. During the nine months ended March 31, 2021, InterGroup completed refinancing on three of its California properties and generated net proceeds of $5,384,000. InterGroup is currently evaluating other refinancing opportunities and it could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. InterGroup has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $8,000,000 is available to be drawn down as of March 31, 2021 should additional liquidity be necessary. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,043,000. Santa Fe will manage its federal and state income tax liability, and anticipates the utilization of its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale.

As the sole general partner of Justice that controls approximately 97.5% of the voting interest in the Partnership, Portsmouth has the ability to amend the partnership agreement to allow for capital calls to the limited partners of Justice if needed. The majority of any capital calls will be met by Portsmouth. Portsmouth will have financing availability, upon the authorization of the respective board of directors, to borrow from InterGroup to meet any capital calls and its other obligations during the next twelve months and beyond. On August 28, 2020, the Board of InterGroup passed resolution to provide funding to Portsmouth if necessary. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. Since December 2020, InterGroup has advanced $2,950,000 to Justice per the aforementioned loan modification agreement. The Partnership is also allowed to seek additional loans and sell partnership interests. Upon the consent of the general partner and a super majority in interest, the Partnership may sell additional classes or series of units of the Partnership under certain conditions in order to raise additional capital. As of March 31, 2021, Justice has an outstanding loan balance of $5,950,000 due to InterGroup.

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

The following table provides a summary as of March 31, 2021, the Company’s material financial obligations which also includes interest payments.

		3 Months	Year	Year	Year	Year
	Total	2021	2022	2023	2024	2025	Thereafter
Mortgage and subordinated notes payable	$181,041,000	$764,000	$3,199,000	$28,470,000	$108,407,000	$3,797,000	$36,404,000
SBA loans and other notes payable	7,502,000	119,000	5,200,000	183,000	-	-	2,000,000
Related party notes payable	4,228,000	379,000	567,000	567,000	567,000	567,000	1,581,000
Interest	30,600,000	1,816,000	8,778,000	7,981,000	4,761,000	1,243,000	6,021,000
Total	$223,371,000	$3,078,000	$17,744,000	$37,201,000	$113,735,000	$5,607,000	$46,006,000

NOTE 3 – REVENUE

Our revenue from real estate is primarily rental income from residential and commercial property leases which is recorded when due from residents and is recognized monthly as earned. The following table present our Hotel revenue disaggregated by revenue streams.

For the three months ended March 31,	2021	2020
Hotel revenues:
Hotel rooms	$2,368,000	$9,642,000
Food and beverage	17,000	874,000
Garage	479,000	650,000
Other operating departments	38,000	93,000
Total hotel revenue	$2,902,000	$11,259,000

For the nine months ended March 31,	2021	2020
Hotel revenues:
Hotel rooms	$7,842,000	$35,453,000
Food and beverage	130,000	3,521,000
Garage	1,373,000	2,162,000
Other operating departments	91,000	453,000
Total hotel revenue	$9,436,000	$41,589,000

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

Contract assets and liabilities

We do not have any material contract assets as of March 31, 2021 and June 30, 2020 other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our condensed consolidated balance sheets. Contract liabilities decreased to $173,000 as of March 31, 2021, from $375,000 as of June 30, 2020. The decrease for the nine months ended March 31, 2021 was primarily driven by $202,000 of revenue recognized and refunds issued to guests as a result of the COVID-19 outbreak.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers and lease agreements do not extend beyond one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2021	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(527,000)	1,278,000
Furniture and equipment	30,438,000	(27,857,000)	2,581,000
Building and improvements	64,585,000	(33,583,000)	31,002,000
Investment in Hotel, net	$99,566,000	$(61,967,000)	$37,599,000

		Accumulated	Net Book
June 30, 2020	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,775,000	(291,000)	1,484,000
Furniture and equipment	30,528,000	(27,498,000)	3,030,000
Building and improvements	64,005,000	(32,488,000)	31,517,000
Investment in Hotel, net	$99,046,000	$(60,277,000)	$38,769,000

NOTE 5 – INVESTMENT IN REAL ESTATE, NET

The Company’s investment in real estate includes fifteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. Investment in real estate consisted of the following:

As of	March 31, 2021	June 30, 2020
Land	$21,568,000	$23,565,000
Buildings, improvements and equipment	67,517,000	69,417,000
Accumulated depreciation	(44,328,000)	(44,112,000)
	44,757,000	48,870,000
Land held for development	1,468,000	1,468,000
Investment in real estate, net	$46,225,000	$50,338,000

On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,043,000. Santa Fe will manage its federal and state income tax liability, and anticipates the utilization of its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of the RLOC of $2,985,000 as the Company had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property.

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

In March 2021, in an effort to make both companies more efficient, InterGroup purchased back the 50% interest of InterGroup Uluniu Inc. from Portsmouth for $980,000, which represents Portsmouth’s carrying cost of the investment. No gains or losses were realized as a result of the transaction since it was a related-party transaction. As a related-party transaction, the fairness of the financial terms of the transactions were reviewed and approved by the independent director of the Company.

NOTE 6 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At March 31, 2021 and June 30, 2020, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments, along with the changes in amounts due to broker are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain (Loss)	Fair Value
As of
March 31, 2021
Corporate Equities	$32,500,000	$7,857,000	$(3,361,000)	$4,496,000	$36,996,000
As of
June 30, 2020
Corporate
Equities	$11,459,000	$902,000	$(6,183,000)	$(5,281,000)	$6,178,000

As of March 31, 2021 and June 30, 2020, approximately 6% and 11%, respectively, of the investment in marketable securities balance above is comprised of the common stock of Comstock Mining Inc (“Comstock”). As of March 31, 2021 and June 30, 2020, the Company had $2,210,000 and $5,734,000, respectively, of unrealized losses related to securities held for over one year; of which $1,794,000 and $5,427,000 are related to its investment in Comstock, respectively.

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net gains (losses) on marketable securities for the three and nine months ended March 31, 2021 and 2020, respectively:

For the three months ended March 31,	2021	2020
Realized gain (loss) on marketable securities, net	$1,845,000	$(1,113,000)
Realized loss on marketable securities related to Comstock	(1,578,000)	-
Unrealized gain (loss) on marketable securities, net	501,000	(1,254,000)
Unrealized gain (loss) on marketable securities related to Comstock	4,870,000	(26,000)
Net gain (loss) on marketable securities	$5,638,000	$(2,393,000)

For the nine months ended March 31,	2021	2020
Realized gain (loss) on marketable securities, net	$911,000	$(1,190,000)
Realized loss on marketable securities related to Comstock	(1,578,000)	-
Unrealized gain (loss) on marketable securities, net	4,683,000	(1,375,000)
Unrealized gain (loss) on marketable securities related to Comstock	4,921,000	(396,000)
Net gain (loss) on marketable securities	$8,937,000	$(2,961,000)

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

Other investments, net consist of the following:

Type	March 31, 2021	June 30, 2020
Private equity hedge fund, at cost	$41,000	$157,000
Other preferred stock, at cost	-	121,000
	$41,000	$278,000

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

The assets and liabilities measured at fair value on a recurring basis are as follows:

As of	March 31, 2021	June 30, 2020
Assets:	Total - Level 1	Total - Level 1
Investment in marketable securities:
REITs and real estate companies	$11,190,000	$2,365,000
Financial services	7,033,000	282,000
Energy	5,977,000	767,000
Industrials	3,294,000	484,000
Basic material	3,055,000	1,209,000
Consumer cyclical	2,350,000	295,000
Technology	1,397,000	121,000
Healthcare	1,285,000	43,000
Other	736,000	38,000
Communication services	679,000	157,000
Corporate bonds	-	417,000
Liabilities:
Due to securities broker:	(9,021,000)	(1,576,000)
Obligations for securities sold:	(5,261,000)	(294,000)
	$22,714,000	$4,308,000

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

			Net loss for the nine months ended
Assets	Level 3	March 31, 2021	March 31, 2021

Other non-marketable investments	$41,000	$41,000	$(119,000)

			Net loss for the nine months ended
Assets	Level 3	June 30, 2020	March 31, 2020

Other non-marketable investments	$278,000	$278,000	$(103,000)

For the nine months ended March 31, 2021 and 2020, we received distribution from other non-marketable investments of $118,000 and $115,000, respectively.

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

As of	March 31, 2021	June 30, 2020

Cash and cash equivalents	$8,880,000	$14,163,000
Restricted cash	7,643,000	14,123,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$16,523,000	$28,286,000

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves for the Hotel. As of June 30, 2020, restricted cash also includes key money received from Interstate that is restricted for capital improvements for the Hotel. As of March 31, 2021, the key money balance was zero as Hotel obtained approval from Interstate to use the funds for hotel operations during the first quarter of fiscal year 2021.

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

During the three months ended March 31, 2021 and 2020, the Company recorded stock option compensation cost of $2,000 and $121,000, respectively, related to stock options that were previously issued. During the nine months ended March 31, 2021 and 2020, the Company recorded stock option compensation cost of $12,000 and $138,000, respectively, related to stock options that were previously issued. As of March 31, 2021, there was a total of $6,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 0.92 years.

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

The following table summarizes the stock options activity from July 1, 2019 through March 31, 2021:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	July 1, 2019	341,195	$16.95	3.07 years	$4,680,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Outstanding at	June 30, 2020	341,195	$16.95	3.83 years	$3,271,000
Exercisable at	June 30, 2020	323,195	$16.38	3.67 years	$3,271,000
Vested and Expected to vest at	June 30, 2020	341,195	$16.95	3.83 years	$3,271,000

Oustanding at	July 1, 2020	341,195	$16.95	3.83 years	$3,271,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Outstanding at	March 31, 2021	341,195	$16.95	3.08 years	$6,689,000
Exercisable at	March 31, 2021	337,595	$16.84	3.05 years	$6,656,000
Vested and Expected to vest at	March 31, 2021	341,195	$16.95	3.08 years	$6,689,000

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

Information below represents reported segments for the three and nine months ended March 31, 2021 and 2020. Operating income (loss) from hotel operations consists of the operation of the hotel and the garage. Operating income from real estate operations consists of the operation of rental properties. Operating gains (losses) from investment transactions consists of net investment gains (losses), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax (expense) benefit for the entire Company.

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2021	Operations	Operations	Transactions	Corporate	Total
Revenues	$2,902,000	$3,465,000	$-	$-	$6,367,000
Segment operating expenses	(3,990,000)	(1,944,000)	-	(704,000)	(6,638,000)
Segment income (loss) from operations	(1,088,000)	1,521,000	-	(704,000)	(271,000)
Interest expense - mortgage	(1,642,000)	(538,000)	-	-	(2,180,000)
Gain from debt extinguishment	-	-	-	453,000	453,000
Depreciation and amortization expense	(529,000)	(598,000)	-	-	(1,127,000)
Gain from investments	-	-	5,404,000	-	5,404,000
Income tax expense	-	-	-	(880,000)	(880,000)
Net income (loss)	$(3,259,000)	$385,000	$5,404,000	$(1,131,000)	$1,399,000
Total assets	$46,316,000	$46,225,000	$37,037,000	$13,715,000	$143,293,000

For the three months	Hotel	Real Estate	Investment
ended March 31, 2020	Operations	Operations	Transactions	Corporate	Total
Revenues	$11,259,000	$3,757,000	$-	$-	$15,016,000
Segment operating expenses	(10,060,000)	(2,071,000)	-	(890,000)	(13,021,000)
Segment income (loss) from operations	1,199,000	1,686,000	-	(890,000)	1,995,000
Interest expense - mortgage	(1,663,000)	(588,000)	-	-	(2,251,000)
Depreciation and amortization expense	(597,000)	(619,000)	-	-	(1,216,000)
Loss from investments	-	-	(2,647,000)	-	(2,647,000)
Income tax benefit	-	-	-	1,060,000	1,060,000
Net income (loss)	$(1,061,000)	$479,000	$(2,647,000)	$170,000	$(3,059,000)

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2021	Operations	Operations	Transactions	Corporate	Total
Revenues	$9,436,000	$10,503,000	$-	$-	$19,939,000
Segment operating expenses	(14,156,000)	(5,932,000)	-	(2,630,000)	(22,718,000)
Segment income (loss) from operations	(4,720,000)	4,571,000	-	(2,630,000)	(2,779,000)
Interest expense - mortgage	(5,010,000)	(1,726,000)	-	-	(6,736,000)
Gain on extinguishment of debt	-	-	-	453,000	453,000
Gain on sale of real estate		12,043,000			12,043,000
Depreciation and amortization expense	(1,690,000)	(1,809,000)	-	-	(3,499,000)
Gain from investments	-	-	8,263,000	-	8,263,000
Income tax expense	-	-	-	(2,590,000)	(2,590,000)
Net income (loss)	$(11,420,000)	$13,079,000	$8,263,000	$(4,767,000)	$5,155,000
Total assets	$46,316,000	$46,225,000	$37,037,000	$13,715,000	$143,293,000

For the nine months	Hotel	Real Estate	Investment
ended March 31, 2020	Operations	Operations	Transactions	Corporate	Total
Revenues	$41,589,000	$11,313,000	$-	$-	$52,902,000
Segment operating expenses	(33,138,000)	(6,110,000)	-	(2,231,000)	(41,479,000)
Segment income (loss) from operations	8,451,000	5,203,000	-	(2,231,000)	11,423,000
Interest expense - mortgage	(5,190,000)	(1,788,000)	-	-	(6,978,000)
Depreciation and amortization expense	(1,801,000)	(1,860,000)	-	-	(3,661,000)
Loss from investments	-	-	(3,508,000)	-	(3,508,000)
Income tax benefit	-	-	-	689,000	689,000
Net income (loss)	$1,460,000	$1,555,000	$(3,508,000)	$(1,542,000)	$(2,035,000)

NOTE 12 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of March 31, 2021 and June 30, 2020, respectively.

As of	March 31, 2021	June 30, 2020
Note payable - Hilton	2,771,000	3,008,000
Note payable - Interstate	1,458,000	1,646,000
SBA Loans	6,719,000	5,172,000
Total related party and other notes payable	$10,948,000	$9,826,000

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. As of March 31, 2021, the key money balance was zero as Hotel obtained approval from Interstate to use the funds for hotel operations during the first quarter of fiscal year 2021. As of June 30, 2020, balance of the key money plus accrued interest is $1,009,000 and is included in restricted cash in the condensed consolidated balance sheet. Unamortized portion of the key money is included in the related party notes payable in the condensed consolidated balance sheets.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used proceeds from the loan primarily for payroll costs. As of March 31, 2021, Justice had used all proceeds of the SBA Loan - Justice in qualified expenses. The SBA Loan - Justice is scheduled to mature on April 9, 2022 and has a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of March 31, 2021, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup was scheduled to mature on April 27, 2022 and had a 1.00% interest rate. The SBA Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. If the SBA approves the forgiveness amount, all payments of principal and interest are deferred until the date the forgiveness amount is remitted by the SBA to CIBC. If the SBA does not forgive any amount of the loan, payments would start within 30 days. All unforgiven portion of the principal and accrued interest will be due at maturity. During the quarter ended December 31, 2020, Justice and InterGroup submitted applications for full loan forgiveness. As of March 31, 2021, the SBA has not forgiven the SBA Loan – Justice. As of March 31, 2021, the SBA has forgiven the full $453,000 of the SBA Loan – InterGroup.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. Justice will use proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan is scheduled to mature on February 3, 2026 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until either: (a) if the SBA approves the forgiveness amount, the date the forgiveness amount is remitted by the SBA to CIBC; or (b) if Justice does not apply for forgiveness within 10 months after the last day of the covered period specified in the loan agreement or if the forgiveness amount is not approved, the date that is 10 months after the last day of the covered period. The loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. As of March 31, 2021, unused portion of the Second SBA Loan was $350,000.

As of March 31, 2021, the Company had finance lease obligations outstanding of $783,000. These finance leases expire in various years through 2023 at rates ranging from 4.62% to 6.25% per annum. Minimum future lease payments for assets under finance leases as of March 31, 2021 are as follows:

For the year ending June 30,

2021	$130,000
2022	508,000
2023	188,000
Total minimum lease payments	826,000
Less interest on finance lease	(43,000)
Present value of future minimum lease payments	$783,000

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2021	$498,000
2022	5,767,000
2023	750,000
2024	567,000
2025	567,000
Thereafter	3,581,000
$11,730,000

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $91,130,000 and $92,292,000 as of March 31, 2021 and June 30, 2020, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of March 31, 2021, InterGroup is in compliance with both requirements. However, due to the Hotel’s current low occupancy and its negative impact on the Hotel’s cash flow, Justice Operating Company, LLC may not meet certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lock-box by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 1, 2021. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 from its current loan balance of $3,000,000 due to InterGroup. The balance of this loan was $5,950,00 and $3,000,000 as of March 31, 2021 and June 30, 2020, respectively, and is eliminated in the condensed consolidated balance sheets.

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Intergroup Woodland Village, Inc. (“Woodland Village”) and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. Woodland Village holds a three-story apartment complex in Santa Monica, California and is a subsidiary of Santa Fe and the Company. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest were due in July 2019. In July 2019, the Company obtained a modification from CIBC which increased the RLOC by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC. In July 2020, InterGroup entered into a second modification agreement with CIBC which extended the maturity date of its RLOC to July 21, 2021. The $2,969,000 mortgage due to InterGroup was also extended to July 1, 2021. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale.

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

As disclosed in its Definitive Information Statement on Schedule 14C, filed with the SEC on January 25, 2021, Santa Fe received shareholder approval to distribute its assets, as described and subsequently dissolve, all as set forth in the Information Statement. As InterGroup formerly owned 83.7% of the outstanding common stock of Santa Fe, the Company received cash of $5,013,000 and 422,998 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. As a former 3.7% shareholder of Santa Fe, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, received cash of $221,000 and 18,641 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. On April 12, 2021, Santa Fe received a filed stamped copy of its Articles of Dissolution from the State of Nevada, and Santa Fe is effectively fully dissolved and no longer in legal existence.

Four of the Portsmouth directors serve as directors of InterGroup.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Board of Portsmouth and oversees the investment activity of Portsmouth. Effective June 2016, Mr. Winfield became the Managing Director of Justice. Depending on certain market conditions and various risk factors, the Chief Executive Officer and Portsmouth may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of Portsmouth, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

NOTE 13 – ACCOUNTS PAYABLE AND OTHER LIABILITIES - JUSTICE

The following summarizes the balances of accounts payable and other liabilities – Justice as of March 31, 2021 and June 30, 2020.

As of	March 31, 2021	June 30, 2020

Trade payable	$1,924,000	$3,000,000
Advance deposits	173,000	375,000
Property tax payable	14,000	523,000
Payroll and related accruals	2,484,000	1,969,000
Mortgage interest payable	414,000	527,000
Withholding and other taxes payable	515,000	370,000
Security deposit	52,000	52,000
Other payables	900,000	598,000
Total accounts payable and other liabilities - Justice	$6,476,000	$7,414,000

NOTE 14 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of March 31, 2021 and June 30, 2020.

As of	March 31, 2021	June 30, 2020

Trade payable	$573,000	$709,000
Advance deposits	290,000	422,000
Property tax payable	222,000	554,000
Payroll and related accruals	131,000	42,000
Interest payable	215,000	218,000
Withholding and other taxes payable	768,000	1,189,000
Security deposit	761,000	745,000
Other payables	213,000	334,000
Total accounts payable and other liabilities	$3,173,000	$4,213,000

NOTE 15 – SUBSEQUENT EVENTS

On May 14, 2021, the Company purchased a strategic 4-unit apartment complex located in Los Angeles, California for $2,600,000 in an all-cash transaction and is in the process of obtaining a permanent mortgage.

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

In December 2020, due to the surge in COVID-19 cases and hospitalizations, the Health Officer of the City and County of San Francisco has suspended or restricted certain activities. Health Order C19-07q (the “Order”) incorporates suspensions, reductions in capacity limits, and other restrictions contained in the Regional Stay At Home Order issued by the California Department of Public Health on December 3, 2020. Effective December 17, 2020, the Bay Area Region, including San Francisco, is required to comply with the State’s December 3, 2020 Regional Stay-at-Home Order. The Order strongly discourages anyone in the County from travelling for leisure, recreation, business or other purposes that can be postponed until after the current surge. With limited exceptions, this Order imposed a mandatory quarantine on anyone traveling, moving, or returning to the County from anywhere outside the Bay Area. Effective January 20, 2021, Health Order C19-07r revised and replaced the previous Order; it continues to temporarily prohibit certain businesses and activities from resuming but allows certain other businesses, activities, travel and governmental functions to occur subject to specified health and safety restrictions, limitations, and conditions to limit the transmission of COVID-19. Quarantine and isolation requirements and recommendations upon moving to, traveling to, or returning to the County have not changed from the previous Order.

On March 24, 2021, the City and County of San Francisco announced it moved into the orange tier which removed the suggested Shelter in Place for guests travelling to San Francisco. This was a very positive step for the hotel community. This tier opens up activities in the city including expanded restaurant capacities, museums and attractions. For the hotel it allows for guests to gather in public spaces and for outlets and amenities to open up at limited capacities including fitness centers. It does not change the very stringent cleaning and sanitation requirements set forth by the Health Officer of the City and County of San Francisco which proves to be a costly measure to maintain. Effective May 6, 2021, the City and County of San Francisco moved into the yellow tier guidelines.

In response to the decrease in demand, we have since furloughed all managers at the Hotel except for members of the executive team and continue to limit hourly staff to a minimum. By the end of March 2020, we had temporarily closed all of our food and beverage outlets, valet parking, concierge and bell services, fitness center, as well as the executive lounge facility. We continue to implement social distancing standards and cleaning processes designed by Interstate and Hilton to keep employees and guests safe. The full impact and duration of the COVID-19 outbreak continues to evolve as of the date of this report. The pandemic effectively eliminated our ability to generate any profits, due to the drastic decline in both leisure and business travel. As a result, management believes the ongoing length and severity of the economic downturn caused by the pandemic will have a material adverse impact on our future business, financial condition, liquidity and financial results. We are also assessing the potential impact on the impairment analysis of our long-lived assets and the realization of our deferred tax assets. As of the date of this report, the effects of the pandemic continue to affect our economy, business and leisure travel, and our needs to continue to curtail certain revenue generating activities at the Hotel. We expect that the effects will have a material adverse effect on our business until the pandemic ends.

As a result of the CARES Act signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the CARES Act. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used proceeds from the loan primarily for payroll costs. As of March 31, 2021, Justice had used all proceeds of the SBA Loan - Justice in qualified expenses. The SBA Loan - Justice is scheduled to mature on April 9, 2022 and has a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of March 31, 2021, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup was scheduled to mature on April 27, 2022 and had a 1.00% interest rate. The SBA Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. If the SBA approves the forgiveness amount, all payments of principal and interest are deferred until the date the forgiveness amount is remitted by the SBA to CIBC. If the SBA does not forgive any amount of the loan, payments would start within 30 days. All unforgiven portion of the principal and accrued interest will be due at maturity. During the quarter ended December 31, 2020, Justice and InterGroup submitted applications for full loan forgiveness. As of March 31, 2021, the SBA has not forgiven the SBA Loan – Justice. As of March 31, 2021, the SBA has forgiven the full $453,000 of the SBA Loan – InterGroup.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. Justice will use proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan is scheduled to mature on February 3, 2026 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until either: (a) if the SBA approves the forgiveness amount, the date the forgiveness amount is remitted by the SBA to CIBC; or (b) if Justice does not apply for forgiveness within 10 months after the last day of the covered period specified in the loan agreement or if the forgiveness amount is not approved, the date that is 10 months after the last day of the covered period. The loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. As of March 31, 2021, unused portion of the Second SBA Loan was $350,000.

RESULTS OF OPERATIONS

As of March 31, 2021, the Company owns approximately 71.3% of the common shares of Portsmouth Square, Inc. Historically, the Company’s principal source of revenue is derived from the investment of its subsidiary, Portsmouth, in the Justice Investors Limited Partnership (“Justice” or the “Partnership”) inclusive of hotel room revenue, food and beverage revenue, garage revenue, and revenue from other operating departments. Justice owns the Hotel and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company. However, the impact of the COVID-19 pandemic is highly uncertain and management expects that the ongoing length and severity of the economic downturn will have a material adverse impact on our business, financial condition, liquidity and financial results.

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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The Company had net income of $1,399,000 for the three months ended March 31, 2021 compared to net loss of $3,059,000 for the three months ended March 31, 2020. The change is primarily due to gains from marketable securities in the three months ended March 31, 2021, offset by the decrease in operating income from the Hotel.

Hotel Operations

The Company had net loss from Hotel operations of $3,259,000 for the three months ended March 31, 2021 compared to net loss of $1,061,000 for the three months ended March 31, 2020. The change is primarily attributable to the decrease in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2021 and 2020.

For the three months ended March 31,	2021	2020
Hotel revenues:
Hotel rooms	$2,368,000	$9,642,000
Food and beverage	17,000	874,000
Garage	479,000	650,000
Other operating departments	38,000	93,000
Total hotel revenues	2,902,000	11,259,000
Operating expenses excluding depreciation and amortization	(3,990,000)	(10,060,000)
Operating (loss) income before interest, depreciation and amortization	(1,088,000)	1,199,000
Interest expense - mortgage	(1,642,000)	(1,663,000)
Depreciation and amortization expense	(529,000)	(597,000)
Net loss from Hotel operations	$(3,259,000)	$(1,061,000)

For the three months ended March 31, 2021, the Hotel had operating loss of $1,088,000 before interest expense, depreciation and amortization on total operating revenues of $2,902,000 compared to operating income of $1,199,000 before interest expense, depreciation and amortization on total operating revenues of $11,259,000 for the three months ended March 31, 2020. For the three months ended March 31, 2021, room revenues decreased by $7,274,000, food and beverage revenue decreased by $857,000, and garage revenue decreased by $171,000, compared to the three months ended March 31, 2020. The year over year decline in all areas are result of the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses decreased by $6,070,000 due to decrease in salaries and wages, rooms commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended March 31, 2021 and 2020.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2021	$103	47%	$48
2020	$242	76%	$184

The Hotel’s revenues decreased by 74% this quarter as compared to the previous comparable quarter. Average daily rate decreased by $139, average occupancy dropped 29%, and RevPAR decreased by $136 for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Real Estate Operations

Net income from real estate operations for the three months ended March 31, 2021 decreased by $94,000 compared to the three months ended March 31, 2020 as a result of decrease in revenue. The decrease in revenue year over year is due to increased vacancy loss and bad debt expense as the pandemic has affected some tenants’ ability to pay rent on time. All of the Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net gain on marketable securities of $5,638,000 for the three months ended March 31, 2021 compared to a net loss on marketable securities of $2,393,000 for the three months ended March 31, 2020. For the three months ended March 31, 2021, the Company had a net realized gain of $267,000 and a net unrealized gain of $5,371,000. For the three months ended March 31, 2020, the Company had a net realized loss of $1,113,000 and a net unrealized loss of $1,280,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax expense during the three months ended March 31, 2021 and 2020 represent primarily the income tax effect of the pretax income (loss) at InterGroup, Santa Fe, and Portsmouth, which includes its share in net income (loss) of Justice.

Nine months Ended March 31, 2021 Compared to Nine months Ended March 31, 2020

The Company had net income of $5,155,000 for the nine months ended March 31, 2021 compared to net loss of $2,035,000 for the nine months ended March 31, 2020. The change is primarily attributable to gains from marketable securities and sale of real estates.

Hotel Operations

The Company had net loss from Hotel operations of $11,420,000 for the nine months ended March 31, 2021 compared to net income of $1,460,000 for the nine months ended March 31, 2020. The change is primarily attributable to the decrease in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2021 and 2020.

For the nine months ended March 31,	2021	2020
Hotel revenues:
Hotel rooms	$7,842,000	$35,453,000
Food and beverage	130,000	3,521,000
Garage	1,373,000	2,162,000
Other operating departments	91,000	453,000
Total hotel revenues	9,436,000	41,589,000
Operating expenses excluding depreciation and amortization	(14,156,000)	(33,138,000)
Operating (loss) income before interest, depreciation and amortization	(4,720,000)	8,451,000
Interest expense - mortgage	(5,010,000)	(5,190,000)
Depreciation and amortization expense	(1,690,000)	(1,801,000)
Net (loss) income from Hotel operations	$(11,420,000)	$1,460,000

For the nine months ended March 31, 2021, the Hotel had operating loss of $4,720,000 before interest expense, depreciation and amortization on total operating revenues of $9,436,000 compared to operating income of $8,451,000 before interest expense, depreciation and amortization on total operating revenues of $41,589,000 for the nine months ended March 31, 2020. For the nine months ended March 31, 2021, room revenues decreased by $27,611,000, food and beverage revenue decreased by $3,391,000, and garage revenue decreased by $789,000, compared to the nine months ended March 31, 2020. The year over year decline in all areas are result of the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses decreased by $18,982,000 due to decrease in salaries and wages, rooms commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the nine months ended March 31, 2021 and 2020.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2021	$106	49%	$52
2020	$256	91%	$233

The Hotel’s revenues decreased by 77% for the nine months ended March 31, 2021, as compared to the nine months ended March 31, 2020. Average daily rate decreased by $150, average occupancy decreased by 42%, and RevPAR decreased by $181 for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020.

Real Estate Operations

Net income from real estate operations for the nine months ended March 31, 2021 increased by $11,524,000 compared to the nine months ended March 31, 2020. The change year over year is due to the sale of the Santa Fe’s 27-unit apartment complex located in Santa Monica, California for $15,650,000. All of the Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net gain on marketable securities of $8,937,000 for the nine months ended March 31, 2021 compared to a net loss on marketable securities of $2,961,000 for the nine months ended March 31, 2020. For the nine months ended March 31, 2021, the Company had a net realized loss of $667,000 and a net unrealized gain of $9,604,000. For the nine months ended March 31, 2020, the Company had a net realized loss of $1,190,000 and a net unrealized loss of $1,771,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiaries, Portsmouth and Santa Fe, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax expense during the nine months ended March 31, 2021 and 2020 represent primarily the income tax effect of the pretax income (loss) at InterGroup, Santa Fe, and Portsmouth, which includes its share in net income (loss) of Justice.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of March 31, 2021 and June 30, 2020 by selected industry groups.

As of		% of Total
March 31, 2021		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$11,190,000	30.1%
Financial services	7,033,000	19.0%
Energy	5,977,000	16.2%
Industrials	3,294,000	8.9%
Basic material	3,055,000	8.3%
Consumer cyclical	2,350,000	6.4%
Technology	1,397,000	3.8%
Healthcare	1,285,000	3.5%
Other	736,000	2.0%
Communication services	679,000	1.8%
	$36,996,000	100.0%

As of		% of Total
June 30, 2020		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$2,365,000	38.3%
Basic material	1,209,000	19.6%
Energy	767,000	12.4%
Industrials	484,000	7.8%
Corporate bonds	417,000	6.7%
Consumer cyclical	295,000	4.8%
Financial services	282,000	4.6%
Communication services	157,000	2.5%
Technology	121,000	2.0%
Other	81,000	1.3%
	$6,178,000	100.0%

As of March 31, 2021, the Company’s investment portfolio is diversified with 136 different equity positions. The Company does not hold any equity security that is more than 10% of the equity value of the portfolio. The largest security position represents 9% of the portfolio and consists of the common stock of Colony Financial Inc. (NYSE: CLNY) which is included in the REITs and real estate companies’ industry group.

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

The following table shows the net income (loss) on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended March 31,	2021	2020
Net gain (loss) on marketable securities	$5,638,000	$(2,393,000)
Impairment loss on other investments	(30,000)	(103,000)
Dividend and interest income	158,000	105,000
Margin interest expense	(238,000)	(114,000)
Trading and management expenses	(124,000)	(142,000)
Net income (loss) from investment transactions	$5,404,000	$(2,647,000)

For the nine months ended March 31,	2021	2020
Net gain (loss) on marketable securities	$8,937,000	$(2,961,000)
Impairment loss on other investments	(119,000)	(103,000)
Dividend and interest income	363,000	346,000
Margin interest expense	(519,000)	(366,000)
Trading and management expenses	(399,000)	(424,000)
Net income (loss) from investment transactions	$8,263,000	$(3,508,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash and cash equivalents of $8,880,000 and $14,163,000 as of March 31, 2021 and June 30, 2020, respectively. The Company had net funds available from its investments in marketable securities of $22,714,000 as of March 31, 2021 after $9,021,000 due to securities broker and $5,261,000 obligations for securities sold. As of June 30, 2020, the Company had net funds available from investments in marketable securities of $4,308,000 after $1,576,000 due to securities broker and $294,000 obligations for securities sold. In addition, the Hotel had $5,785,000 and $10,666,000 of restricted cash held by its senior lender Wells Fargo Bank, N.A. (“Lender”) as of March 31, 2021 and June 30, 2020, respectively. Of the $10,666,000 restricted cash held as of June 30, 2020, $2,432,000 was for a possible future property improvement plan (“PIP”) requested by our franchisor, Hilton. However, Hilton has confirmed that it will not require a PIP for our Hotel until relicensing which shall occur at the earlier of (i) January 2030, which is six years after the maturity date of our current senior and mezzanine loans, or (ii) upon the sale of our Hotel. On August 19, 2020, Lender released PIP deposits in the amount of $2,379,000 to the Hotel. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used proceeds from the loan primarily for payroll costs. As of March 31, 2021, Justice had used all proceeds of the SBA Loan - Justice in qualified expenses. The SBA Loan - Justice is scheduled to mature on April 9, 2022 and has a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of March 31, 2021, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup was scheduled to mature on April 27, 2022 and had a 1.00% interest rate. The SBA Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. If the SBA approves the forgiveness amount, all payments of principal and interest are deferred until the date the forgiveness amount is remitted by the SBA to CIBC. If the SBA does not forgive any amount of the loan, payments would start within 30 days. All unforgiven portion of the principal and accrued interest will be due at maturity. During the quarter ended December 31, 2020, Justice and InterGroup submitted applications for full loan forgiveness. As of March 31, 2021, the SBA has not forgiven the SBA Loan – Justice. As of March 31, 2021, the SBA has forgiven the full $453,000 of the SBA Loan – InterGroup.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. Justice will use proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan is scheduled to mature on February 3, 2026 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until either: (a) if the SBA approves the forgiveness amount, the date the forgiveness amount is remitted by the SBA to CIBC; or (b) if Justice does not apply for forgiveness within 10 months after the last day of the covered period specified in the loan agreement or if the forgiveness amount is not approved, the date that is 10 months after the last day of the covered period. The loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. As of March 31, 2021, unused portion of the Second SBA Loan was $350,000.

In order to increase its liquidity position and to take advantage of the favorable interest rate environment, InterGroup refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, InterGroup refinanced one of its California properties and generated net proceeds of $1,144,000. During the nine months ended March 31, 2021, InterGroup completed refinancing on three of its California properties and generated net proceeds of $5,384,000. InterGroup is currently evaluating other refinancing opportunities and it could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. InterGroup has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $8,000,000 is available to be drawn down as of March 31, 2021 should additional liquidity be necessary. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,043,000. Santa Fe will manage its federal and state income tax liability, and anticipates the utilization of its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale.

As the sole general partner of Justice that controls approximately 97.5% of the voting interest in the Partnership, Portsmouth has the ability to amend the partnership agreement to allow for capital calls to the limited partners of Justice if needed. The majority of any capital calls will be met by Portsmouth. Portsmouth will have financing availability, upon the authorization of the respective board of directors, to borrow from InterGroup to meet any capital calls and its other obligations during the next twelve months and beyond. On August 28, 2020, the Board of InterGroup passed resolution to provide funding to Portsmouth if necessary. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. Since December 2020, InterGroup has advanced $2,950,000 to Justice per the aforementioned loan modification agreement. The Partnership is also allowed to seek additional loans and sell partnership interests. Upon the consent of the general partner and a super majority in interest, the Partnership may sell additional classes or series of units of the Partnership under certain conditions in order to raise additional capital.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2021, the Company’s material financial obligations which also includes interest payments.

		3 Months	Year	Year	Year	Year
	Total	2021	2022	2023	2024	2025	Thereafter
Mortgage and subordinated notes payable	$181,041,000	$764,000	$3,199,000	$28,470,000	$108,407,000	$3,797,000	$36,404,000
SBA loans and other notes payable	7,502,000	119,000	5,200,000	183,000	-	-	2,000,000
Related party notes payable	4,228,000	379,000	567,000	567,000	567,000	567,000	1,581,000
Interest	30,600,000	1,816,000	8,778,000	7,981,000	4,761,000	1,243,000	6,021,000
Total	$223,371,000	$3,078,000	$17,744,000	$37,201,000	$113,735,000	$5,607,000	$46,006,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the nine months ended March 31, 2021. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for a summary of the critical accounting policies.

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

During the period ending March 31, 2021, there were no pending or threatened legal actions.

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

As disclosed in its Definitive Information Statement on Schedule 14C, filed with the SEC on January 25, 2021, personnel of the former Santa Fe Financial Corporation (“Santa Fe”) received shareholder approval to distribute its assets, as described and subsequently dissolve, all as set forth in the Information Statement. On April 12, 2021, Santa Fe received a filed stamped copy of its Articles of Dissolution from the State of Nevada, and Santa Fe is now fully dissolved and no longer in legal existence.

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

THE INTERGROUP CORPORATION
(Registrant)

Date: May 21, 2021	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2021	by	/s/ Danfeng Xu
Danfeng Xu
Treasurer and Controller
(Principal Financial Officer)

- 33 -