Form 10-K
period 2021-06-30
INTERGROUP CORP
filed 2021-09-17
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_________

Commission File Number 1-10324

THE INTERGROUP CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	13-3293645
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1516 S. Bundy Drive, Suite 200, Los Angeles, California 90025

(Address of principal executive offices) (Zip Code)

(310) 889-2500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.01 par value	INTG	The NASDAQ Stock Market, LLC

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

☐ Yes☒ No

As of December 31, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $23,035,000 (based upon the closing sale price of the common stock on that date on The NASDAQ Stock Market LLC).

The number of shares outstanding of registrant’s Common Stock, as of September 17, 2021 was 2,222,919.

DOCUMENTS INCORPORATED BY REFERENCE:         None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the impact to our business and financial condition, and measures being taken in response to the novel strain of coronavirus and the disease it causes (“COVID-19”), the effects of competition and the effects of future legislation or regulations and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.

COVID-19 has had and continues to have a significant negative effect on the hospitality industry and our business. The effects of COVID-19, including government restrictions such as mandated closings of non-essential businesses and travel restrictions, have severely reduced overall lodging demand. Since March 2020, we have experienced a significant decline in occupancy and Revenue per Available Room (“RevPar”) associated with COVID-19, which resulted in a decline in our operating cash flow, our financial condition, results of operations and performance, and a decline on the global economy and financial markets. The continued extent to which COVID-19 has impacted us and guests at our hotel will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and possible resurgences, the actions taken to contain the pandemic or mitigate its effect, additional closures that may be mandated or advisable whether due to an increased number of COVID-19 cases or otherwise, and the direct and indirect economic effects of the pandemic and containment measures, among others. However, the distribution of COVID-19 vaccines that began in December 2020 and the reports of their effectiveness have resulted in an improvement in traveler and general consumer sentiment. Investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-K and incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and our Annual Report on Form 10-K for the year ended June 30, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

Other factors that may cause actual results to differ materially from current expectations include, but are not limited to:

●	risks associated with the lodging industry, including competition, increases in wages, labor relations, energy and fuel costs, actual and threatened pandemics, actual and threatened terrorist attacks, and downturns in domestic and international economic and market conditions, particularly in the San Francisco Bay area;

●	risks associated with the real estate industry, including changes in real estate and zoning laws or regulations, increases in real property taxes, rising insurance premiums, costs of compliance with environmental laws and other governmental regulations;

●	the availability and terms of financing and capital and the general volatility of securities markets;

●	changes in the competitive environment in the hotel industry;

●	economic volatility and potential recessive trends;

●	risks related to natural disasters;

●	hyperinflation;

●	litigation; and

●	other risk factors discussed below in this Report.

All such forward-looking statements are based on current expectations of management and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risks and uncertainties in Item 1A: “Risk Factors” in this Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and our Annual Report on Form 10-K for the year ended June 30, 2020, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, as well as risks, uncertainties and other factors discussed in this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Effective February 19, 2021, the Company’s 83.7% owned subsidiary, Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF), was liquidated and all of its assets including its 68.8% interest in Portsmouth Square Inc. (“Portsmouth”), a public company (OTCBB: PRSI) was distributed to its shareholders in exchange for their Santa Fe common stock. InterGroup received cash of $5,013,000 and 422,998 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. As a former 3.7% shareholder of Santa Fe, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, received cash of $221,000 and 18,641 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. On April 12, 2021, Santa Fe received a filed stamped copy of its Articles of Dissolution from the State of Nevada, and Santa Fe is effectively fully dissolved and no longer in legal existence. The liquidation and distribution of Santa Fe did not have an impact on the condensed consolidated statement of operations but rather on the condensed consolidated balance sheets as a re-class between non-controlling interests and accumulated deficit. As of June 30, 2021, InterGroup owns approximately 74.9% of the outstanding common shares of Portsmouth. As of June 30, 2021, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth. Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). As of June 30, 2021, Portsmouth has a 99.3% limited partnership interest in Justice and is the sole general partner. The financial statements of Justice are consolidated with those of the Company.

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

Justice entered into a ten-year Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel, along with its five-level parking garage, with an effective takeover date of February 3, 2017. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the newly combined company will be positioned under the Aimbridge Hospitality name in the Americas.

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include seventeen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States but are concentrated in Texas and the County of Los Angeles, California. The Company also has an investment in unimproved real property. As of June 30, 2021, all of the Company’s operating real estate properties are managed in-house.

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

HOTEL MANAGEMENT COMPANY AGREEMENT

On February 1, 2017, Justice entered into a Hotel management agreement with Interstate Management Company, LLC to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Interstate shall be one and seven-tenths (1.70%) of total Hotel revenue. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the newly combined company will be positioned under the Aimbridge Hospitality name in the Americas. For the fiscal years ended June 30, 2021 and 2020, hotel management fees were $242,000 and $591,000, respectively, offset by key money amortization of $250,000 for both years and are included in Hotel operating expenses in the consolidated statements of operations. As part of the Hotel management agreement, Interstate, through the Partnership’s wholly owned subsidiary, Kearny Street Parking LLC, manages the parking garage in-house.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Partnership entered into an amended lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third-floor space of the Hotel commonly known as the Chinese Culture Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease that began in 1967.

The amended lease, among other things, requires the Partnership to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. As of June 30, 2021, monthly event space fee is $6,500. The term of the amended lease expires on October 17, 2023, with an automatic extension for another 10-year term if the property continues to be operated as a hotel. Subject to certain conditions as set forth in the amended lease, the Foundation is entitled to reserve for a maximum of 75 days per calendar year for use of the event space. In the event that the Partnership needs the event space during one of the dates previously reserved by the Foundation, the Partnership shall pay the Foundation $4,000 per day for using the event space. During the fiscal years ended June 30, 2021 and 2020, the Partnership did not pay the Foundation any such fees.

SALES AND REFINANCING OF REAL ESTATE PROPERTIES

In July 2018, the Company obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interests were due in July 2019. On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at our 27-unit apartment complex in Santa Monica, California. In July 2019, the Company obtained a modification from CIBC which increased the RLOC by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. In July 2020, the RLOC was extended to July 2021. As of June 30, 2021 and 2020, outstanding balance of the RLOC was zero and $2,985,000, respectively. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and realized a gain on the sale of approximately $12,043,000. Santa Fe was able to utilize its entire available federal net operating losses (“NOL”) and capital loss carryforwards. However, California A.B. 85, signed by Governor Newsom on June 29, 2020, suspended the use of NOLs for tax years beginning in 2020, 2021, and 2022; therefore, Santa Fe was unable to utilize its NOLs for State income tax purposes. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of the RLOC of $2,985,000 as the Company had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property.

In April 2020, the Company refinanced its $8,453,000 and $2,469,000 mortgage notes payable on its 151-unit apartment complex in Parsippany, New Jersey and obtained a new mortgage note payable for $18,370,000. The Company received net proceeds of $6,814,000 as a result of the refinance. Interest rate on the mortgage is fixed at 3.17% for ten years and the mortgage matures in May 2030.

On June 30, 2020, the Company refinanced its $1,274,000 mortgage note payable on its 9-unit apartment complex in Marina del Rey, California and obtained a new mortgage note payable for $2,600,000. The Company received net proceeds of $1,144,000 as a result of the refinance. Interest rate on the mortgage is fixed at 3.09% for ten years and the mortgage matures in July 2030.

In October 2020, the Company refinanced its 4.85% existing $4,800,000 mortgage note payable on its 31-unit apartment complex in Santa Monica, California and generated net proceeds of $3,529,000. The outstanding new mortgage balance was approximately $8,400,000 at June 30, 2021 with a fixed interest rate of 2.52% per annum and the maturity date of the new mortgage is November 1, 2030. The new mortgage requires interest-only payments for the first two years and will amortized over 30 years thereafter.

On November 23, 2020, Santa Fe sold its 2-unit apartment complex in West Los Angeles, California to InterGroup for $1,530,000 in exchange for a reduction of $1,196,000 of its obligation to InterGroup. Santa Fe acquired the property on February 1, 2002 for $785,000. Outstanding mortgage note payable on the property for $334,000 was simultaneously transferred to InterGroup. Santa Fe realized a gain on the sale of approximately $901,000, which was eliminated in consolidation at InterGroup. The sales price of the property represents its current value as of the sale date as appraised by a licensed independent third-party appraiser. The fairness of the sale terms of the transaction were reviewed and approved by the independent directors of Santa Fe and InterGroup, and unanimously approved by the entire Board of Directors of both companies.

On November 30, 2020, the Company refinanced its 5.89% existing $1,088,000 mortgage note payable on its 9-unit apartment complex in West Los Angeles, California and generated net proceeds of $798,000. The outstanding new mortgage balance was approximately $1,975,000 at June 30, 2021 with a fixed interest rate of 3.05% per annum and the maturity date of the new mortgage is December 1, 2030.

In January 2021, the Company refinanced its 5.89% existing $1,597,000 mortgage note payable on its 14-unit apartment complex in West Los Angeles, California, and generated net proceeds of $1,057,000. The outstanding new mortgage balance was approximately $2,761,000 at June 30, 2021 with a fixed interest rate of 3.05% per annum and the maturity date of the new mortgage is February 1, 2031.

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

On June 30, 2021, the Company refinanced its 3.75% existing $563,000 mortgage note payable on its 4-unit apartment complex in West Los Angeles, California and generated net proceeds of $619,000. The outstanding new mortgage balance was approximately $1,155,000 at June 30, 2021 with a five-year fixed interest rate of 3.5% per annum and adjustable rate thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date of the new mortgage is August 1, 2051.

On June 30, 2021, the Company refinanced its 3.75% existing $363,000 mortgage note payable on one of its single-family houses and generated net proceeds of $576,000. The outstanding new mortgage balance was approximately $920,000 at June 30, 2021 with a five-year fixed interest rate of 3.5% per annum adjustable rate thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date of the new mortgage is August 1, 2051.

On June 30, 2021, the Company refinanced its 3.75% existing $388,000 mortgage note payable one a second single-family house and generated net proceeds of $183,000. The outstanding new mortgage balance was approximately $555,000 at June 30, 2021 with a five-year fixed interest rate of 3.5% per annum adjustable rate thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date of the new mortgage is August 1, 2051.

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

The Company may also invest, with the approval of the Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s balance sheet as part of other investments and reviewed for impairment on a periodic basis. As of June 30, 2021 and 2020, the Company had other investments of $41,000 and $278,000, respectively.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2021 and 2020, the Company had obligations for securities sold (equities short) of $6,419,000 and $294,000, respectively.

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. Margin balances due at June 30, 2021 and 2020 were $7,917,000 and $1,576,000, respectively.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Board of Portsmouth and oversees the investment activity of Portsmouth. Effective June 2016, Mr. Winfield became the Managing Director of Justice. Depending on certain market conditions and various risk factors, the Chief Executive Officer, and Portsmouth, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of Portsmouth, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

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

COMPETITION

The hotel industry has been devastated by the COVID-19 pandemic that hurt business worse than 9/11 and the Great Recession combined. By the start of the fiscal year 2021 most of the hotel in the San Francisco market were closed due to lack of business, only one of our primary comp set remained open at that time. The majority of those hotels stayed close through end of Q1 and by end of Q2 all but one had opened up. The market has seen slight improvements over the past two quarters but RevPAR in San Francisco was hit the hardest of any major market in the US. The hotel has navigated this very competitive market nimbly and has consistently been ranked the number one hotel in its Competitive Set (“CompSet”) based on our ability to drive occupancy. At the end of fiscal year 2021 the hotel had roughly a 233% RevPAR index. Hotel took advantage of the slow periods to make certain capital improvements including complete refinishing of all guest room furniture, resurfacing half of the hotel bath tubs that were in need of repair, refreshed meeting space and lobby paint and vinyl, replaced all bed frames and socks, and started the carpet corridor install that was completed in July 2021. Hotel improvements are ongoing in order to remain competitive.

The Hotel’s location in the San Francisco Financial District historically had provided greater opportunities over its competitors when it comes to developing relationships with the Financial District entities and the customers who regularly do business in the downtown area. With business travel to San Francisco almost non-existent for the time, we are competing with hotels in more tourist attracting locations and amenities for the leisure traveler. The ability to capitalize on the strong midweek demand of the individual business traveler to the Financial District has been the focus during the timeframe of strong growth in the market; however, that customer along with our group customers has significantly reduced occupancy beginning in March of 2020 as COVID-19 ravaged the hotel industry. The shift to attracting leisure travel has pushed the hotel to price aggressively to lure competition from the more tourist locations in San Francisco.

The Hotel is also subject to certain operating risks common to all of the hotel industry, which could adversely impact performance. These risks include, but are not limited to:

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

EMPLOYEES

As of June 30, 2021, the Company had a total of 27 full-time employees. Effective August 2014, the Company entered into a client service agreement with Automatic Data Processing (“ADP”), a professional employer organization serving as an off-site, full service human resource department for its employees. ADP personnel management services are delivered by entering into a co-employment relationship with the Company’s employees. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Effective February 3, 2017, the Partnership had no employees. On February 3, 2017, Interstate assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel. As of June 30, 2021, approximately 92% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which the Partnership was a party. CBA for Local 2 (Hotel and Restaurant Employees) will expire on August 13, 2022. CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2022. CBA for Local 39 (Stationary Engineers) will expire on July 31, 2024.

Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Partnership and Interstate. The Partnership expects and anticipates that the terms of conditions of CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of each CBA and incorporates these principles into its operating and budgetary practices.

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

The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. The shelter-in-place, physical distancing, quarantine measures, city closures and their consequences have dramatically reduced travel, conventions and demand for hotel rooms, which has and will continue to impact our business, operations, and financial results. The pandemic is having a significant impact on the U.S. economy and on the local markets in which our properties are located. While we did not incur significant disruptions in our real estate operations during the fiscal year ended June 30, 2021 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to many uncertainties. The extent to which the closures impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the closures; the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; our ability to successfully navigate the impacts of the closures; governments actions, businesses and individuals take in response to the closures, including limiting or banning travel; and how quickly economies, travel activity, and demand for lodging recovers after the closures subsides.

The COVID-19 closures have subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

●	Risks Related to Revenue: The COVID-19 closures and other imposed restrictions have negatively impacted and will in the future negatively impact to an extent we are unable to predict, our revenue from the Hotel. Currently, the Hotel is not generating revenue sufficient to meet its operating expenses, which is adversely affecting our net income.

●	Risks Related to Operations: Because of the significant decline in the demand for hotel rooms, the Hotel has taken steps to reduce operating costs and improve efficiency, including furloughing a substantial number of its personnel and implementing reduced work weeks for other personnel. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty, or our ability to attract and retain associates, and our reputation and market share may suffer as a result. For example, if our furloughed personnel do not return to work with us when the COVID-19 closures and imposed restrictions are lifted, including because they find new jobs during the furlough, we may experience operational challenges that impact guest loyalty and our market share, which could limit our ability to grow revenue and could reduce our profits. Further, reputational damage from, and the financial impact of, reduced work weeks could lead associates to depart the company and could make it harder for us to recruit new associates in the future. We may also face demands or requests from labor unions that represent our associates, whether during our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans.

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

Due to several factors affecting consumers, the outlook for the lodging industry remains uncertain. These factors have resulted at times in the past and could continue to result in the future in fewer customers visiting, or customers spending less, in San Francisco, as compared to prior periods. Leisure travel and other leisure activities represent discretionary expenditures, and participation in such activities tends to decline during economic downturns, during which consumers generally have less disposable income. As a result, in those times customer demand for the luxury amenities and leisure activities that we offer may decline. Furthermore, during periods of economic contraction, revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.

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

We operate a single property located in San Francisco and rely on the San Francisco market. Changes adversely impacting this market could have a material effect on our business, financial condition, results of operations, and fair market value of the Hotel.

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

Illiquidity risk in nonmarketable securities.

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

Litigation is inherently unpredictable and defending these proceedings can result in significant ongoing expenditures and the diversion of our management’s time and attention from the operation of our business, which could have a negative effect on our business operations. Our failure to successfully defend or settle any litigation or legal proceedings could result in liabilities that, to the extent not covered by our insurance, could have a material adverse effect on our financial condition, revenue and profitability.

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

We depend in part, on third party management companies for the future success of our business and the loss of one or more of their key personnel could have an adverse effect on our ability to manage our business and operate successfully and competitively or could be negatively perceived in the capital markets.

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

There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods or terrorist acts, which may be uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. We will use our discretion in determining amounts, coverage limits, deductibility provisions of insurance and the appropriateness of self-insuring, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. Uninsured and underinsured losses could harm our financial condition and results of operations. We could incur liabilities resulting from loss or injury to the Hotel or to persons at the Hotel. Claims, whether they have merit, could harm the reputation of the Hotel or cause us to incur expenses to the extent of insurance deductibles or losses in excess of policy limitations, which could harm our results of operations.

In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in the Hotel, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Hotel. In the event of a significant loss, our deductible may be high, and we may be required to pay for all such repairs and, therefore, it could materially adversely affect our financial condition. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate the Hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

It has generally become more difficult and expensive to obtain property and casualty insurance, including coverage for terrorism. When our current insurance policies expire, we may encounter difficulty in obtaining or renewing property or casualty insurance on our property at the same levels of coverage and under similar terms. Such insurance may be more limited and for some catastrophic risks (for example, earthquake, flood and terrorism) may not be generally available at current levels. Even if we can renew our policies or to obtain new policies at levels and with limitations consistent with our current policies, we cannot be sure that we will be able to obtain such insurance at premium rates that are commercially reasonable. If we were unable to obtain adequate insurance on the Hotel for certain risks, it could cause us to be in default under specific covenants on certain of our indebtedness or other contractual commitments that require us to maintain adequate insurance on the Hotel to protect against the risk of loss. If this were to occur, or if we were unable to obtain adequate insurance and the Hotel experienced damage which would otherwise have been covered by insurance, it could materially adversely affect our financial condition and the operations of the Hotel.

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

The Company’s President, Chief Executive Officer, and Chairman of the Board of Directors, John V. Winfield, owns more than 65% of the Company’s outstanding common stock. Because of this concentrated stock ownership, Mr. Winfield will be able to significantly influence the election of the Company’s board of directors and all other decisions on all matters requiring shareholder approval. As a result, the ability of other shareholders to determine the management and policies of the Company is significantly limited. The interests of the Company’s largest shareholder may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. This level of control may also have an adverse impact on the market value of our shares because our largest shareholder may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell enough shares to significantly decrease our price per share.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned by the Partnership through its wholly owned subsidiary, Operating. The Hotel is centrally located in the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away. Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 544 well-appointed guest rooms and luxury suites situated on 22 floors. The third floor houses the Chinese Culture Center (the “CCC”), its administrative office, and a grand ballroom. The Hotel has approximately 22,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the CCC with Portsmouth Square Park in Chinatown. The bridge, built by the Partnership, is included in the lease to the CCC.

As required by its senior lender, the Partnership will continue to make minimum payments into its furniture, fixtures, and equipment (“FF&E”) escrow account held by its senior lender of the greatest of 4% of annual revenues or a minimum of $1,952,000 per annum. In the opinion of management, the Hotel is adequately covered by insurance.

HOTEL FINANCING

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

The Mortgage Loan is secured by the Partnership’s principal asset, the Hotel. The Mortgage Loan bears an interest rate of 5.275% per annum and matures in January 2024. The term of the loan is ten years with interest only due in the first three years and principal and interest payments to be made during the remaining seven years of the loan based on a thirty-year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and FF&E reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by Portsmouth in favor of the Mortgage Lender.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2021 and 2020, InterGroup is in compliance with both requirements. Due to the Hotel’s current low occupancy and low rates and their negative impact on the Hotel’s cash flow, Justice Operating Company, LLC is not meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lock-box and cash sweep by the Lender for all cash collected by the Hotel, and under certain terms, would allow the Lender to request Operating to replace its hotel management company. The DSCR for Operating has been below 1.00 for the last two quarters during fiscal year 2020 while it is required to maintain a DSCR of at least 1.10 to 1.00 for two consecutive quarters. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR. Justice has not missed any of its debt service payments and does not anticipate missing any debt obligations even during these uncertain times for at least the next twelve months and beyond.

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

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of two years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Justice Holdings Company, LLC (“Holdings”) in connection with the redemption of limited partnership interests. The loan was extended to July 31, 2022. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. During the fiscal year ending June 30, 2021, InterGroup has advanced $3,650,000 to Justice per the loan modification agreement. As of June 30, 2021 and 2020, the balance of the loan was $6,650,000 and $3,000,000, respectively and are eliminated in the consolidated balance sheets.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice used proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan is scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On June 10, 2021, the SBA Loan was forgiven in full.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice had used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan is scheduled to mature on February 3, 2026 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until either: (a) if the SBA approves the forgiveness amount, the date the forgiveness amount is remitted by the SBA to CIBC; or (b) if Justice does not apply for forgiveness within 10 months after the last day of the covered period specified in the loan agreement or if the forgiveness amount is not approved, the date that is 10 months after the last day of the covered period. The loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. Justice submitted its application for full loan forgiveness on September 3, 2021.

RENTAL PROPERTIES

As June 30, 2021, the Company’s investment in real estate consisted of twenty properties located throughout the United States, with a concentration in Texas and Los Angeles County, California. These properties include sixteen apartment complexes, three single-family houses as strategic investments and one commercial real estate property. All properties are operating properties. In addition to the properties, the Company owns approximately 2 acres of unimproved land in Maui, Hawaii. As of June 30, 2021, all the Company’s operating real estate properties are managed in-house.

Description of Properties

Las Colinas, Texas. The Las Colinas property is a waterfront apartment community along Beaver Creek that was developed in 1993 with 358 units on approximately 15.6 acres of land. The Company acquired the complex on April 30, 2004 for approximately $27,145,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. Real estate property taxes for the year ended June 30, 2021 were approximately $1,001,000. The outstanding mortgage balance was approximately $16,065,000 at June 30, 2021 with an interest rate of 3.73% and the maturity date of the mortgage is December 1, 2022.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2021 were approximately $257,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In April 2020, the Company refinanced its 3.51% and 4.51% existing $8,737,000 and $2,512,000 mortgagees and generated net proceeds of $6,814,000.The outstanding new mortgage balance was approximately $17,975,000 at June 30, 2021 with a fixed interest rate of 3.17% per annum and the maturity date of the new mortgage is May 1, 2030.

St. Louis, Missouri. The St. Louis property is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2021, real estate property taxes were approximately $135,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,100,000 at June 30, 2021 with a fixed interest rate of 4.05% per annum and the maturity date of the mortgage is May 31, 2023.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2021, real estate property taxes were approximately $58,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $3,076,000 at June 30, 2021 with a fixed interest rate of 3.875% per annum and the maturity date of the mortgage is April 1, 2025.

Los Angeles, California. The Company owns one commercial property, twelve apartment complexes, and three single-family houses in the general area of County of Los Angeles, California (“Los Angeles”).

The Company’s Los Angeles commercial property is a 5,503 square foot, two story building that served as the Company’s corporate offices until it was leased out, effective October 1, 2009 and the Company leased a new space for its corporate office. The Company acquired the building on March 4, 1999 for $1,876,000. Property taxes for the year ended June 30, 2021 were approximately $33,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. As of June 30, 2021, this property was not encumbered by a mortgage.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30, 2021, real estate property taxes were approximately $24,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,077,000 at June 30, 2021 with a fixed interest rate of 3.59% per annum and the maturity date of the mortgage is June 23, 2026.

The second Los Angeles apartment complex was a 29,000 square foot three-story apartment with 27 units. This complex was held by Intergroup Woodland Village, Inc., which was 55.4% and 44.6% owned by Santa Fe and the Company, respectively. On February 5, 2020, Santa Fe acquired the additional 44.6% interest in Woodland Village from InterGroup by issuing 97,500 shares of its common stock to InterGroup. Subsequent to the transaction, Intergroup Woodland Village, Inc. was converted into Woodland Village LLC (“Woodland Village”) and Woodland Village become a wholly owned subsidiary of Santa Fe. The transaction was made pursuant to a Contribution Agreement (the “Contribution Agreement”) between the Santa Fe and InterGroup, dated February 5, 2020. The Contribution Agreement also contains a provision for a potential subsequent earn out to InterGroup pursuant to terms set forth therein. The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000. For the year ended June 30, 2021, real estate property taxes were approximately $70,000 and depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,843,000 at June 30, 2018 with an interest rate of 4.85% and the maturity date of the mortgage was December 1, 2020. In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage. A new mortgage note payable was established at Woodland Village due to InterGroup for $2,969,000 and the note was eliminated in consolidation. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest were due in July 2019. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC. In July 2019, InterGroup obtained a modification from CIBC which increased its $5,000,000 revolving line of credit by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. The $2,969,000 mortgage due to InterGroup was also extended from July 24, 2019 to July 23, 2020. In July 2020, InterGroup entered into a second modification agreement with CIBC which extended the maturity date of its $8,000,000 RLOC to July 21, 2021. The $2,969,000 mortgage due to InterGroup was also extended to July 21, 2021. On August 28, 2020, Santa Fe sold the 27-unit apartment complex for $15,650,000 and realized a gain on the sale of approximately $12,026,000. Santa Fe managed its federal and state income tax liability, and utilized its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale.

The third Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2021, real estate property taxes were approximately $38,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In January 2021, the Company refinanced its 5.89% existing $1,597,000 mortgage and generated net proceeds of $1,057,000. The outstanding new mortgage balance was approximately $2,761,000 at June 30, 2021 with a fixed interest rate of 3.05% per annum and the maturity date of the new mortgage is February 1, 2031.

The fourth Los Angeles apartment complex is a 10,500 square foot apartment with 9 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2021, real estate property taxes were approximately $30,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In November 2020, the Company refinanced its 5.89% existing $1,088,000 mortgage and generated net proceeds of $798,000. The outstanding new mortgage balance was approximately $1,975,000 at June 30, 2021 with a fixed interest rate of 3.05% per annum and the maturity date of the new mortgage is December 1, 2030.

The fifth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2021, real estate property taxes were approximately $123,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In October 2020, the Company refinanced its 4.85% existing $4,800,000 mortgage and generated net proceeds of $3,529,000. The outstanding new mortgage balance was approximately $8,400,000 at June 30, 2021 with a fixed interest rate of 2.52% per annum and the maturity date of the new mortgage is November 1, 2030. The new mortgage requires interest-only payments for the first two years and will amortized over 30 years thereafter.

The sixth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2021, real estate property taxes were approximately $78,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,453,000 at June 30, 2021 with an interest rate of 5.97% and the maturity date of the mortgage is September 1, 2022.

The seventh Los Angeles apartment complex is a 3,000 square foot apartment with 4 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2021, real estate property taxes were approximately $18,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $323,000 at June 30, 2021 with an interest rate of 3.75% and the maturity date of the mortgage is September 1, 2042.

The eighth Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2021, real estate property taxes were approximately $17,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2021, the Company refinanced its 3.75% existing $563,000 mortgage and generated net proceeds of $619,000. The outstanding new mortgage balance was approximately $1,155,000 at June 30, 2021 with a five-year fixed interest rate of 3.5% per annum and adjustable rate thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date of the new mortgage is August 1, 2051.

The ninth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2021, real estate property taxes were approximately $23,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $798,000 at June 30, 2021 with an interest rate of 3.75% and the maturity date of the mortgage is September 1, 2042.

The tenth Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2021, real estate property taxes were approximately $21,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $416,000 at June 30, 2021 with an interest rate of 3.75% and the maturity date of the mortgage is July 1, 2043.

The eleventh Los Angeles apartment complex, which was owned 100% by the Company’s subsidiary Santa Fe, is a 4,200 square foot two-story apartment with 2 units. Santa Fe acquired the property on February 1, 2002 at an initial cost of approximately $785,000. For the year ended June 30, 2021, real estate property taxes were approximately $9,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $327,000 at June 30, 2021 with an interest rate of 3.75% and the maturity date of the mortgage is September 1, 2042. On November 23, 2020, Santa Fe sold its 2-unit apartment complex in West Los Angeles, California to InterGroup for $1,530,000 in exchange for a reduction of $1,196,000 of its obligation to InterGroup. The outstanding mortgage on the property for $334,000 was simultaneously transferred to InterGroup. Santa Fe realized a gain on the sale of approximately $901,000, which was eliminated in consolidation at InterGroup. The sales price of the property represent the current value as of the sale date as appraised by a licensed independent third-party appraiser. The fairness of the sale terms of the transaction were reviewed and approved by the independent directors of Santa Fe and InterGroup, and unanimously approved by the entire Board of Directors of both companies.

The twelfth apartment which is located in Marina del Rey, California, is a 6,316 square foot two-story apartment with 9 units. The Company acquired the property on April 29, 2011 at an initial cost of approximately $4,000,000. For the year ended June 30, 2021, real estate property taxes were approximately $58,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. In June 2020, the Company refinanced its 5.6% existing $1,303,000 mortgage and generated net proceeds of $1,144,000. The outstanding new mortgage balance was approximately $2,552,000 at June 30, 2021 with a fixed interest rate of 3.09% per annum and the maturity date of the new mortgage is July 1, 2030.

The thirteenth Los Angeles apartment complex, is a 4,093 square foot apartment with 4 units. In an all cash transaction, the Company acquired the property on May 14, 2021 at an initial cost of approximately $2,600,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The Company placed a long-term mortgage subsequent to June 30, 2021.

The first Los Angeles single-family house is a 2,771 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. For the year ended June 30, 2021, real estate property taxes were approximately $11,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2021, the Company refinanced its 3.75% existing $363,000 mortgage and generated net proceeds of $576,000. The outstanding new mortgage balance was approximately $920,000 at June 30, 2021 with a five-year fixed interest rate of 3.5% per annum adjustable rate thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date of the new mortgage is August 1, 2051.

The second Los Angeles single-family house is a 2,201 square foot home. The Company acquired the property on August 22, 2003 at an initial cost of approximately $700,000. For the year ended June 30, 2021, real estate property taxes were approximately $13,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2021, the Company refinanced its 3.75% existing $388,000 mortgage and generated net proceeds of $183,000. The outstanding new mortgage balance was approximately $555,000 at June 30, 2021 with a five-year fixed interest rate of 3.5% per annum adjustable rate thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date of the new mortgage is August 1, 2051.

The third Los Angeles single-family house is a 2,387 square foot home. The company acquired the property in July of 2015 as a strategic asset for $1,975,000. For the year ended June 30, 2021, real estate property taxes were approximately $26,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $957,000 at June 30, 2021 with an interest rate of 4.75% and the maturity date of the mortgage is October1, 2048.

Maui, Hawaii. In August 2004, the Company purchased an approximately two-acre parcel of unimproved land in Kihei, Maui, Hawaii for $1,467,000. In March 2021, in an effort to make both companies more efficient, InterGroup purchased back the 50% interest of InterGroup Uluniu Inc. from Portsmouth for $980,000, which represents Portsmouth’s carrying cost of the investment. No gains or losses were realized as a result of the transaction since it was a related-party transaction. As a related-party transaction, the fairness of the financial terms of the transactions were reviewed and approved by the independent director of each company

MORTGAGES

Further information with respect to mortgage notes payable of the Company is set forth in Note 11 of the Notes to Consolidated Financial Statements.

ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) and the physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for each of the Company’s operating properties for fiscal year ended June 30, 2021 are provided below.

	Economic	Physical
Property	Occupancy	Occupancy
1. Las Colinas, TX	87%	84%
2. Morris County, NJ	88%	94%
3. St. Louis, MO	77%	83%
4. Florence, KY	89%	95%
5. Los Angeles, CA (1)	68%	87%
6. Los Angeles, CA (2) Sold August 2020	29%	44%
7. Los Angeles, CA (3)	86%	82%
8. Los Angeles, CA (4)	97%	100%
9. Los Angeles, CA (5)	77%	97%
10. Los Angeles, CA (6)	75%	94%
11. Los Angeles, CA (7)	80%	82%
12. Los Angeles, CA (8)	100%	98%
13. Los Angeles, CA (9)	66%	79%
14. Los Angeles, CA (10)	100%	97%
15. Los Angeles, CA (11)	100%	100%
16. Los Angeles, CA (12)	94%	96%
17. Los Angeles, CA (13)	100%	100%
18. Los Angeles, CA (14)	100%	100%
19. Los Angeles, CA (15)	100%	100%
20. Los Angeles, CA (16)	74%	100%

The Company’s Los Angeles, California properties are subject to various rent control laws, ordinances and regulations which impact the Company’s ability to adjust and achieve higher rental rates. Furthermore, on August 3, 2021, the Center for Disease Control and Prevention (“CDC”) issued a new order extending the tenant eviction moratorium to October 3, 2021 thereby prohibiting the Company from evicting tenants that have delinquent balances.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

The Company’s Common Stock is listed and trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market, LLC under the symbol: “INTG”. As of June 30, 2021, the approximate number of holders of record of the Company’s Common Stock was 192. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in names of various brokers, clearing agencies or other nominees.

DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

This information appears in Part III, Item 12 of this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reflects purchases of InterGroup’s common stock made by The InterGroup Corporation, for its own account, during the fourth quarter of its fiscal year ending June 30, 2021.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total	(b)	(c) Total Number of Shares Purchased	(d) Maximum Number of shares that May
Fiscal	Number of	Average	as Part of Publicly	Yet be Purchased
2021	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs
Month #1 (April 1- April 30)	6,977	$37.57	6,977	58,498

Month #2 (May 1- May 31)	7,821	$37.41	7,821	50,677

Month #3 (June 1- June 30)	13,048	$37.00	13,048	37,629

TOTAL:	27,846	$37.26	27,846	37,629

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

In December 2020, due to the surge in COVID-19 cases and hospitalizations, the Health Officer of the City and County of San Francisco has suspended or restricted certain activities. Health Order C19-07q (the “Order”) incorporates suspensions, reductions in capacity limits, and other restrictions contained in the Regional Stay At Home Order issued by the California Department of Public Health on December 3, 2020. Effective December 17, 2020, the Bay Area Region, including San Francisco, is required to comply with the State’s December 3, 2020 Regional Stay-at-Home Order. The Order strongly discourages anyone in the County from travelling for leisure, recreation, business or other purposes that can be postponed until after the current surge. With limited exceptions, this Order imposed a mandatory quarantine on anyone traveling, moving, or returning to the County from anywhere outside the Bay Area. Effective January 20, 2021, Health Order C19- 07r revised and replaced the previous Order; it continues to temporarily prohibit certain businesses and activities from resuming but allows certain other businesses, activities, travel and governmental functions to occur subject to specified health and safety restrictions, limitations, and conditions to limit the transmission of COVID-19. Quarantine and isolation requirements and recommendations upon moving to, traveling to, or returning to the County have not changed from the previous Order.

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

As a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the CARES Act. Justice received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used all proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan - Justice was scheduled to mature on April 9, 2022 and had a 1.00% interest rate and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of June 30, 2021, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup was scheduled to mature on April 27, 2022 and had a 1.00% interest rate. Both the SBA Loan – Justice and SBA Loan – InterGroup (collectively the “SBA Loans”) were forgiven in full by the SBA as of June 30, 2021.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice had used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan is scheduled to mature on February 3, 2026 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until either: (a) if the SBA approves the forgiveness amount, the date the forgiveness amount is remitted by the SBA to CIBC; or (b) if Justice does not apply for forgiveness within 10 months after the last day of the covered period specified in the loan agreement or if the forgiveness amount is not approved, the date that is 10 months after the last day of the covered period. The loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. Justice submitted its application for full loan forgiveness on September 3, 2021.

RESULTS OF OPERATIONS

As of June 30, 2021, the Company owned approximately 74.9% of the common shares of Portsmouth Square, Inc. Historically, the Company’s principal sources of revenue continues to be derived from the general and limited partnership interests of its subsidiary, Portsmouth, in the Justice Investors limited partnership (“Justice” or the “Partnership”), rental income from its investments in multi-family and commercial real estate properties, and income received from investment of its cash and securities assets. Justice owns a 544-room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel” or the “Property”) and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company. However, the impact of the COVID-19 pandemic is highly uncertain and management expects that the ongoing length and severity of the economic downturn will have a material adverse impact on our business, financial condition, liquidity and financial results.

The Hotel is operated by the Partnership as a full-service Hilton brand hotel pursuant to a License Agreement with Hilton. The Partnership entered into the License Agreement on December 10, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the reopening date, upon completion of a major renovation, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the License Agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money cash incentives to be earned through 2030 in the form of a self-exhausting, interest free note. The key money cash incentive fee of $4,750,000 was received on July 1, 2015. As of June 30, 2021 and 2020, the balance of the note was $3,008,000 and $3,325,000, respectively, and are included in related party and other notes payable in the consolidated balance sheets.

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. As of June 30, 2020, balance of the key money including accrued interest was $1,009,000 and is included in restricted cash in the consolidated balance sheets. As of June 30, 2021, the key money balance was zero as the Hotel obtained approval from Interstate to use the funds for hotel operations during the first quarter of fiscal year 2021. As of June 30, 2021 and 2020, balance of the unamortized portion of the key money are $1,396,000 and $1,646,000, respectively, and are included in the related party notes payable in the consolidated balance sheets. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the newly combined company will be positioned under the Aimbridge Hospitality name in the Americas.

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

Fiscal Year Ended June 30, 2021 Compared to Fiscal Year Ended June 30, 2020

The Company had a net income of $10,545,000 for the year ended June 30, 2021 compared to a net loss of $5,089,000 for the year ended June 30, 2020. Income from operations decreased by $9,761,000 while the company recorded $12,043,000 in gains from the sale of real estate in fiscal year ended June 30, 2021 and gains from marketable securities increased by $13,551,000 year over year.

Hotel Operations

The Company had net loss from Hotel operations of $7,450,000 for the year ended June 30, 2021 compared to net loss of $3,768,000 for the year ended June 30, 2020. The change was primarily attributable to the $28,171,000 decrease in Hotel revenue, offset by the $19,422,000 decrease in operating expenses and the gain on forgiveness of debt of $4,719,000.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2021 and 2020.

For the year ended June 30,	2021	2020
Hotel revenues:
Hotel rooms	$12,138,000	$36,465,000
Food and beverage	293,000	3,529,000
Garage	2,117,000	2,368,000
Other operating departments	120,000	477,000
Total hotel revenues	14,668,000	42,839,000
Operating expenses excluding depreciation and amortization	(17,911,000)	(37,333,000)
Operating (loss) income before interest, depreciation and amortization	(3,243,000)	5,506,000
Gain on disposal of assets	12,000	-
Gain on forgiveness of debt	4,719,000	-
Interest expense - mortgage	(6,710,000)	(6,885,000)
Depreciation and amortization expense	(2,228,000)	(2,389,000)
Net loss from Hotel operations	$(7,450,000)	$(3,768,000)

For the year ended June 30, 2021, the Hotel generated operating loss of $3,243,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $14,668,000 compared to operating income of $5,506,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $42,839,000 for the year ended June 30, 2020. Room revenues decreased by $24,327,000 for the year ended June 30, 2021 compared to the year ended June 30, 2020, food and beverage revenue decreased by $3,236,000, and revenue from garage and other decreased by $608,000. The year over year decline in all areas are result of the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak in March 2020 which continues to affect us. Revenue from other operating departments increased year over year mainly due to increase in cancellation revenue. The following table sets forth the monthly average occupancy percentage of the Hotel for the fiscal years ended June 30, 2021 and 2020.

Month	July	August	September	October	November	December	January	February	March	April	May	June	Fiscal Year
Year	2020	2020	2020	2020	2020	2020	2021	2021	2021	2021	2021	2021	2020 - 2021
Average Occupancy %	44%	55%	62%	64%	52%	30%	29%	45%	67%	66%	71%	78%	55%

Month	July	August	September	October	November	December	January	February	March	April	May	June	Fiscal Year
Year	2019	2019	2019	2019	2019	2019	2020	2020	2020	2020	2020	2020	2019 - 2020
Average Occupancy %	98%	99%	98%	97%	99%	98%	96%	96%	35%	10%	27%	34%	74%

Operating expenses decreased by $19,422,000 for the year ended June 30, 2021 to $17,911,000 compared to the year ended June 30, 2020 of $37,333,000 primarily due to decrease in salaries and wages, rooms commission, legal fees, food and beverage expenses, advertising and sales expenses, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the year ended June 30, 2021 and 2020.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR
2021	$111	55%	$61
2020	$248	74%	$183

The Hotel’s revenues decreased by 65% year over year. Average daily rate decreased by $137, average occupancy dropped 19%, and RevPAR decreased by $122 for the twelve months ended June 30, 2021 compared to the twelve months ended June 30, 2020.

In order to provide our guests with best-in-class technology experience, we completed the upgrade of our new internet system from Cisco including a complete hotel re-cabling with the latest Ethernet and fiber and installed new 55” smart 4K televisions and Hilton’s stay connected internet streaming products, including Netflix streaming. We also replaced mattresses and pillows in all guestrooms during the fiscal year ended June 30, 2020. Replacement of all corridor floor coverings was completed in July 2021 and a guestroom carpet replacement program commenced in June 2021 and is scheduled to be completed prior to fiscal year ending June 30, 2022. The COVID-19 pandemic and design delays have pushed back the plans for the conversion of the Justice offices, Fitness Center, SPA and Executive Lounge; projects that would add 19 guest rooms to our inventory. The long-term value of these rooms is in utilizing them as income producing guest rooms, and we will work to implement a new timeline as business returns. Part of this renovation will be funded by the Hotel’s furniture, fixture and equipment reserve account with our lender. Lastly, the Hotel completed the installation of a complete exterior building maintenance system which will enable periodic window washing, replaced and upgraded all computers in the business center and administrative offices.

Real Estate Operations

Revenue from real estate operations decreased to $13,990,000 for the year ended June 30, 2021 from $15,178,000 for the year ended June 30, 2020 primarily as a result of allowance for doubtful accounts from delinquent rents and increased vacancy loss as a result of the COVID-19 pandemic. Management continues to work with its tenants as well as respective governmental entities to realize the collection of its current delinquency. Real estate operating expenses decreased to $7,869,000 from $8,051,000 primarily as a result of $189,000 insurance reimbursement proceeds received due to fire damage at our property in Kentucky. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net gain on marketable securities of $11,638,000 for the year ended June 30, 2021 compared to a net loss on marketable securities of $1,913,000 for the year ended June 30, 2020. For the year ended June 30, 2021 and 2020, the Company had a net unrealized gain of $1,520,000 and zero, respectively, related to the Company’s investment in the common stock of Comstock Mining Inc. (“Comstock” - NYSE MKT: LODE).

As of June 30, 2021 and 2020, investments in Comstock represent approximately 4% and 11% of the Company’s investment portfolio, respectively. For the year ended June 30, 2021, the Company had a net realized gain of $876,000 and a net unrealized gain of $10,762,000. For the year ended June 30, 2020, the Company had a net realized loss of $641,000 and a net unrealized loss of $1,272,000.

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

During the years ended June 30, 2021 and 2020, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairment and recorded impairment losses of $119,000 and $219,000, respectively.

The Company and its subsidiary Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit during the years ended June 30, 2021 and 2020 represents primarily the combined income tax effect of Portsmouth’s pretax loss which includes its share in net loss from the Hotel and the pre-tax income from InterGroup (standalone).

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2021 and 2020, the Company had investments in marketable equity securities of $35,792,000 and $6,178,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups:

		% of Total
As of June 30, 2021		Investment
Industry Group	Fair Value	Securities
REITs and real estate companies	$11,624,000	32.5%
Energy	6,374,000	17.8%
Communications Services	4,872,000	13.6%
Financial services	3,873,000	10.8%
Industrials	3,746,000	10.5%
Basic materials	1,797,000	5.0%
Consumer goods	1,702,000	4.8%
Healthcare	981,000	2.7%
Technology	442,000	1.2%
Other	381,000	1.1%
	$35,792,000	100.0%

		% of Total
As of June 30, 2020		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$2,365,000	38.3%
Basic materials	1,209,000	19.6%
Energy	767,000	12.4%
Industrials	484,000	7.8%
Corporate bonds	417,000	6.7%
Other	936,000	15.2%
	$6,178,000	100.0%

As of June 30, 2021, the Company’s investment portfolio is diversified with 83 different equity positions. The Company holds two equity securities that comprised more than 10% of the equity value of the portfolio. The two largest security positions represent 12% and 11% of the portfolio and consists of the common stock of DigitalBridge Group, Inc. (NASDAQ: DBRG) and ViacomCBS, Inc. (NASDAQ: VIACP), which are included in the REITs and real estate companies and Communications industry group, respectively.

The following table shows the net gain (loss) on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2021	2020
Net gain (loss) on marketable securities	$11,638,000	$(1,913,000)
Impairment loss on other investments	(119,000)	(219,000)
Dividend and interest income	519,000	363,000
Margin interest expense	(810,000)	(452,000)
Trading expenses	(523,000)	(545,000)
	$10,705,000	$(2,766,000)

FINANCIAL CONDITION AND LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel and real estate operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic has had a material detrimental impact on our liquidity. Our net cash flow used in operations was $20,259,000 and $3,454,000 for fiscal years ended June 30, 2021 and June 30, 2020, respectively. We have taken decisive actions to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets. For further discussion, see “Item 7 - Negative Effects of Civil Authority Actions on Our Business” included in this Annual Report.

The Company had cash and cash equivalents of $6,808,000 and $14,163,000 as of June 30, 2021 and June 30, 2020, respectively. The Company had net funds available from its investments in marketable securities of $21,456,000 as of June 30, 2021 after $7,917,000 due to securities broker and $6,419,000 obligations for securities sold. As of June 30, 2020, the Company had net funds available from investments in marketable securities of $4,308,000 after $1,576,000 due to securities broker and $294,000 obligations for securities sold. In addition, the Hotel had $8,591,000 and $5,785,000 of restricted cash held by its senior lender Wells Fargo Bank, N.A. (“Lender”) as of June 30, 2021 and June 30, 2020, respectively. Of the $10,666,000 restricted cash held as of June 30, 2020, $2,432,000 was for a possible future property improvement plan (“PIP”) requested by our franchisor, Hilton. However, Hilton has confirmed that it will not require a PIP for our Hotel until relicensing which shall occur at the earlier of (i) January 2030, which is six years after the maturity date of our current senior and mezzanine loans, or (ii) upon the sale of our Hotel. On August 19, 2020, Lender released PIP deposits in the amount of $2,379,000 to the Hotel. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

We may also receive cash generated from the investment of our cash and marketable securities, other investments, and other sources. In order to increase our liquidity position and to take advantage of the favorable interest rate environment, during fiscal year ended June 30, 2021, the Company refinanced six of its California properties with various interest rates ranging from 2.52% to 3.50% and generated net proceeds of approximately $6,762,000. The Company refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, the Company refinanced one of its California properties and generated net proceeds of $1,144,000. We are currently evaluating other refinancing opportunities.

The Company has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $8,000,000 is available to be drawn down as of June 30, 2021.

As of June 30, 2021, we had cash, cash equivalents, and restricted cash of $15,392,000 which included $6,222,000 of restricted cash held by our Hotel senior lender Wells Fargo Bank, N.A. (“Lender”). During fiscal year ended June 30, 2021, Hilton confirmed that it will not require a property improvement plan (“PIP”)for our Hotel until relicensing which shall occur at the earlier of (i) January 2030, which is six years after the maturity date of our current senior and mezzanine loans, or (ii) upon the sale of our Hotel; therefore, on August 19, 2020, Operating received PIP deposits in the amount of $2,379,000 held by Lender and was no longer required to make PIP installments with its debt service. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used proceeds from the loan primarily for payroll costs. As of June 30, 2021, Justice had used $3,568,000 in qualified expenses such as payroll expenses, mortgage interests, utilities, etc., and had a balance of $1,151,000 available for future qualified expenses. The SBA Loan - Justice was scheduled to mature on April 9, 2022 and had a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of June 30, 2021, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup was scheduled to mature on April 27, 2022 and has a 1.00% interest rate. Both the SBA Loan – Justice and SBA Loan – InterGroup (collectively the “SBA Loans”) were forgiven in full on by the SBA on June 10, 2021.

We cannot presently estimate the full financial impact of the unprecedented COVID-19 pandemic on our business or predict the related federal, state and local civil authority actions, which are highly dependent on the severity and duration of the pandemic, and we expect that the COVID-19 closures and other imposed restrictions will continue to have a significant adverse impact on our results of operations, at least through the first and second quarters of fiscal year 2021, if not longer. Due to the uncertainties associated with the COVID-19 pandemic and the indeterminate length of time it will affect the hospitality industry, we have taken proactive measures to secure our liquidity position to be able to meet our obligations for the foreseeable future, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel and our real estate properties. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. Additionally, the Partnership may make capital calls to its limited partners from time to time to cover its cash needs, according to its partnership agreement and amendments thereto. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position, after giving effect to the transactions discussed above, will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if current levels of low occupancy were to persist. On August 28, 2020, the Board of InterGroup passed resolutions to provide funding to Portsmouth if necessary. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. We believe that our cash on hand, along with other potential aforementioned sources of liquidity that management may be able to obtain, will be sufficient to fund our working capital needs, as well as our capital lease and debt obligations for at least the next twelve months and beyond. However, there can be no guarantee that management will be successful with its plan.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company’s material financial obligations which also includes interest.

		Year	Year	Year	Year	Year
	Total	2022	2023	2024	2025	2026	Thereafter
Mortgage notes payable	$181,631,000	$3,209,000	$28,480,000	$108,418,000	$3,808,000	$1,006,000	$36,710,000
PPP and other notes payable	2,664,000	$481,000	$183,000	$-	$-	$2,000,000	$-
Related party and other notes payable	4,088,000	567,000	567,000	567,000	567,000	567,000	1,253,000
Interest	29,907,000	8,821,000	8,025,000	4,802,000	1,287,000	1,172,000	5,800,000
Total	$218,290,000	$13,078,000	$37,255,000	$113,787,000	$5,662,000	$4,745,000	$43,763,000

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates, or our estimates may be affected by different assumptions or conditions.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

The InterGroup Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The InterGroup Corporation and its subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liquidity and Capital Resources

As discussed in Note 2 to the consolidated financial statements, the Company has historically generated cash flows primarily from their Hotel operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic have had a material detrimental impact on the Company’s Hotel operations and liquidity. During the year ended June 30, 2021, the Company took several steps to preserve capital and increase liquidity, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets. At June 30, 2021, the Company believes its current available liquidity, borrowing capacity, and cash generated by operations will be sufficient to fund the Company’s operations for at least a year beyond the date of the issuance of the consolidated financial statements.

We identified liquidity and capital resources as a critical audit matter due to the subjectivity and judgments required by management to conclude the Company would have sufficient liquidity to sustain itself for at least a year beyond the date of the issuance of the consolidated financial statements. This in turn led to a high degree of auditor subjectivity and judgment to evaluate the audit evidence supporting management’s liquidity and going concern conclusions.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the amount and timing of management’s forecasted revenues and expenses along with the respective cash receipts and payments, including scheduled debt payments, over the next twelve-months. This includes a consideration of current market information available at the time of preparation of the forecast. In addition, evaluating audit evidence in connection with management’s liquidity assessment.

●	Retrospectively evaluating management’s prior forecasted timing of cash receipts and payments and comparing to actual results from the most recent twelve-month period in order to consider management’s potential bias in preparing estimates.

●	Finally, evaluating the clarity and adequacy of the Company’s disclosure of the circumstances which led to initial doubt regarding the entity’s ability to continue as a going concern and the factors that alleviated the initial doubt included in the consolidated financial statements.

/s/ Moss Adams LLP

Irvine, California

September 16, 2021

We have served as the Company’s auditor since 2017.

THE INTERGROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30,	2021	2020

ASSETS
Investment in Hotel, net	$37,651,000	$38,769,000
Investment in real estate, net	47,709,000	50,338,000
Investment in marketable securities	35,792,000	6,178,000
Other investments, net	41,000	278,000
Cash and cash equivalents	6,808,000	14,163,000
Restricted cash	8,584,000	14,123,000
Other assets, net	1,621,000	1,985,000
Deferred tax asset	2,140,000	4,383,000
Total assets	$140,346,000	$130,217,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities	$3,357,000	$4,213,000
Accounts payable and other liabilities - Hotel	6,744,000	7,414,000
Due to securities broker	7,917,000	1,576,000
Obligations for securities sold	6,419,000	294,000
Related party and other notes payable	4,088,000	4,654,000
Other notes payable – SBA Loans	2,000,000	5,172,000
Finance leases	664,000	1,098,000
Line of credit payable	-	2,985,000
Mortgage notes payable - Hotel	110,134,000	111,446,000
Mortgage notes payable - real estate	70,259,000	65,612,000
Total liabilities	211,582,000	204,464,000

Commitments and contingencies - Note 18

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,404,982 issued; 2,222,919 and 2,288,809 outstanding as of June 30, 2021 and 2020	33,000	33,000
Additional paid-in capital	2,172,000	6,626,000
Accumulated deficit	(36,394,000)	(43,541,000)
Treasury stock, at cost, 1,116,173 and 1,095,020 shares as of June 30, 2021 and 2020	(17,370,000)	(14,995,000)
Total Intergroup shareholders’ deficit	(51,559,000)	(51,877,000)
Non-controlling interest	(19,677,000)	(22,370,000)
Total shareholders’ deficit	(71,236,000)	(74,247,000)
Total liabilities and shareholders’ deficit	$140,346,000	$130,217,000

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2021	2020
Revenues:
Hotel	$14,668,000	$42,839,000
Real estate	13,990,000	15,178,000
Total revenues	28,658,000	58,017,000
Costs and operating expenses:
Hotel operating expenses	(17,911,000)	(37,333,000)
Real estate operating expenses	(7,869,000)	(8,051,000)
Depreciation and amortization expense	(4,639,000)	(4,872,000)
General and administrative expense	(3,109,000)	(2,870,000)

Total costs and operating expenses	(33,528,000)	(53,126,000)

(Loss) income from operations	(4,870,000)	4,891,000

Other income (expense):
Interest expense - mortgage	(8,914,000)	(9,321,000)
Gain from sale of real estate	12,043,000	-
Gain on disposal of assets	12,000	-
Net gain (loss) on marketable securities	8,248,000	(1,913,000)
Net gain on marketable securities - Comstock	3,390,000	-
Gain on debt forgiveness	5,172,000	-
Loss on debt extinguishment	-	(687,000)
Impairment loss on other investments	(119,000)	(219,000)
Dividend and interest income	519,000	363,000
Trading and margin interest expense	(1,333,000)	(997,000)
Net other income (expense)	19,018,000	(12,774,000)
Income (loss) before income taxes	14,148,000	(7,883,000)
Income tax (expense) benefit	(3,603,000)	2,794,000
Net income (loss)	10,545,000	(5,089,000)
Less: Net (income) loss attributable to the non-controlling interest	(136,000)	1,308,000
Net income (loss) attributable to InterGroup	$10,409,000	$(3,781,000)

Net income (loss) per share
Basic	$4.74	$(2.21)
Diluted	$4.12	$(2.21)
Net income (loss) per share attributable to InterGroup
Basic	$4.68	$(1.64)
Diluted	$4.06	$(1.64)

Weighted average number of common shares outstanding	2,222,919	2,300,059
Weighted average number of diluted shares outstanding	2,560,514	2,623,254

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

			Additional			InterGroup		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Non-controlling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2019	3,404,982	$33,000	$10,342,000	$(39,760,000)	$(14,347,000)	$(43,732,000)	$(24,697,000)	$(68,429,000)

Net Loss	-	-	-	(3,781,000)	-	(3,781,000)	(1,308,000)	(5,089,000)

Stock options expense	-	-	142,000	-	-	142,000	-	142,000

Investment in Santa Fe	-	-	(4,505,000)	-	-	(4,505,000)	3,468,000	(1,037,000)

Investment in Portsmouth	-	-	(266,000)	-	-	(266,000)	167,000	(99,000)

Investment in Woodland	-	-	913,000	-	-	913,000	-	913,000

Purchase of treasury stock	-	-	-	-	(648,000)	(648,000)	-	(648,000)

Balance at June 30, 2020	3,404,982	$33,000	$6,626,000	$(43,541,000)	$(14,995,000)	$(51,877,000)	$(22,370,000)	$(74,247,000)

Net Income	-	-	-	10,409,000	-	10,409,000	136,000	10,545,000

Stock options expense	-	-	14,000	-	-	14,000	-	14,000

Reclassify non-controlling interest to InterGroup	-	-	-	(3,262,000)	-	(3,262,000)	1,207,000	(2,055,000)

Investment in Portsmouth	-	-	(4,468,000)	-	-	(4,468,000)	3,025,000	(1,443,000)

Investment in Justice	-	-	-	-	-	-	(696,000)	(696,000)

Distribution to NCI	-	-	-	-	-	-	(979,000)	(979,000)

Purchase of treasury stock	-	-	-	-	(2,375,000)	(2,375,000)	-	(2,375,000)

Balance at June 30, 2021	3,404,982	$33,000	$2,172,000	$(36,394,000)	$(17,370,000)	$(51,559,000)	$(19,677,000)	$(71,236,000)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2021	2020
Cash flows from operating activities:
Net income (loss)	$10,545,000	$(5,089,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net unrealized (gain) loss on marketable securities	(10,761,000)	1,272,000
Deferred taxes	2,243,000	(2,915,000)
Gain on disposal of assets	(12,000)	-
Gain from sale of real estate	(12,043,000)	-
Gain from debt forgiveness	(5,172,000)	-
Impairment loss on other investments	119,000	219,000
Depreciation and amortization	4,412,000	4,715,000
Stock compensation expense	14,000	142,000
Reclassifying non-controlling interest	(2,055,000)	-
Changes in assets and liabilities:
Investment in marketable securities	(18,853,000)	2,246,000
Other assets, net	364,000	377,000
Accounts payable and other liabilities – Justice	(670,000)	(3,831,000)
Accounts payable and other liabilities	(856,000)	394,000
Due to securities broker	6,341,000	(53,000)
Obligations for securities sold	6,125,000	(931,000)
Net cash used in operating activities	(20,259,000)	(3,454,000)

Cash flows from investing activities:
Investment in Hotel, net	(1,068,000)	(1,292,000)
Investment in real estate, net	(2,917,000)	(1,048,000)
Proceeds from other investments	118,000	115,000
Investment in Santa Fe	-	(1,037,000
Investment in Portsmouth	(1,443,000)	(99,000)
Investment in Woodland	-	913,000
Investment in Justice	(696,000)	-
Proceeds from sale of real estate	15,178,000	-
Distribution to non-controlling interest	(979,000)	-
Net cash provided by (used in) investing activities	8,193,000	(2,448,000)

Cash flows from financing activities:
Proceeds from other notes payable – SBA Loans	2,000,000	5,172,000
Payments of mortgage and other notes payable	(3,946,000)	(2,655,000)
Proceeds from mortgage and other notes payable	6,762,000	7,958,000
Issuance cost from refinance of long-term debt	(279,000)	(771,000)
Issuance cost from renewing line of credit	(5,000)	-
Payments of line of credit	(2,985,000)	-
Purchase of treasury stock	(2,375,000)	(648,000)
Net cash (used in) provided by financing activities	(828,000)	9,056,000

Net (decrease) increase in cash, cash equivalents and restricted cash:	(12,894,000)	3,154,000
Cash, cash equivalents and restricted cash at the beginning of the year	28,286,000	25,132,000
Cash, cash equivalents and restricted cash at the end of the year	$15,392,000	$28,286,000
Supplemental information:
Income taxes paid	$3,076,000	$41,000
Interests paid	$8,677,000	$9,440,000

Non-cash transactions:
Additions to Hotel equipment through finance leases	$30,000	$30,000

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

Effective February 19, 2021, the Company’s 83.7% owned subsidiary, Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF), was liquidated and all of its assets, including its 68.8% interest in Portsmouth Square Inc. (“Portsmouth”), a public company (OTCBB: PRSI) were distributed to its shareholders in exchange for their Santa Fe common stock. InterGroup received cash of $5,013,000 and 422,998 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. As a former 3.7% shareholder of Santa Fe, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, received cash of $221,000 and 18,641 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. On April 12, 2021, Santa Fe received a filed stamped copy of its Articles of Dissolution from the State of Nevada, and Santa Fe is effectively fully dissolved and no longer in legal existence. The liquidation and distribution of Santa Fe did not have an impact on the consolidated statement of operations but rather on the consolidated balance sheets as a re-class between non-controlling interests and accumulated deficit. As of June 30, 2021, InterGroup owns approximately 74.9% of the outstanding common shares of Portsmouth. As of June 30, 2021, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth.

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). As of June 30, 2021, Portsmouth had a 99.3% limited partnership interest in Justice and is the sole general partner. The financial statements of Justice are consolidated with those of the Company.

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

Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel, along with its five-level parking garage, with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms of the HMA, base management fee payable to Interstate shall be one and seven-tenths percent (1.70%) of total Hotel revenue. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the form of a self-exhausting, interest free note payable in the amount of $2,000,000 in a separate key money agreement. As of June 30, 2020, balance of the key money including accrued interest was $1,009,000 and is included in restricted cash in the consolidated balance sheets. As of June 30, 2021, the key money balance was zero as the Hotel obtained approval from Interstate to use the funds for hotel operations during the first quarter of fiscal year 2021. As of June 30, 2021 and 2020, balance of the unamortized portion of the key money are $1,396,000 and $1,646,000, respectively, and are included in the related party notes payable in the consolidated balance sheets. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the newly combined company will be positioned under the Aimbridge Hospitality name in the Americas.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Portsmouth and Santa Fe. All significant inter-company transactions and balances have been eliminated.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles (“GAAP”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Partnership will recognize an impairment loss equal to the difference between the asset’s carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2021 and 2020.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2021 and 2020.

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

Other Investments, Net

Other investments include non-marketable securities (carried at cost, net of any impairments loss) and non-marketable debt instruments. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2021 and 2020, the Company recorded impairment losses related to other investments of $119,0000 and $219,000, respectively. As of June 30, 2021 and 2020, the allowance for impairment losses was $4,595,000 and $6,270,000, respectively.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value. As of June 30, 2021 and 2020, the Company does not have any cash equivalents.

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

Accounts receivable from the Hotel and rental property customers are carried at cost less an allowance for doubtful accounts that is based on management’s assessment of the collectability of accounts receivable. As of June 30, 2021, and 2020, the allowance for doubtful accounts was $531,000 and $79,000, respectively. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers. The $531,000 allowance for doubtful accounts at June 30, 2021 includes $514,000 allowance related to the Company’s rental properties. The temporary eviction moratorium imposed by the federal and state governmental authorities has delayed evictions.

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

Treasury Stock

The Company records the acquisition of treasury stock under the cost method. During the years ended June 30, 2021 and 2020, the Company purchased 65,890 and 21,153 shares of treasury stock, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in Hotel operating expenses in the consolidated statements of operations. Advertising costs were $110,000 and $176,000 for the years ended June 30, 2021 and 2020, respectively.

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

We have considered the income tax accounting and disclosure implications of the relief provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted on March 27, 2020, and the American Rescue Plan Act enacted on March 11, 2021. The effect of tax law changes is required to be recognized either in the interim period in which the legislation is enacted or reflected in the computation of the annual effective tax rate, depending on the nature of the change. As of June 30, 2020, we evaluated the income tax provisions of the CARES Act and the American Rescue Plan Act and have determined there to be no material effect on the fiscal year tax provision. We will continue to evaluate the income tax provisions of both acts and monitor the tax law changes that could have income tax accounting and disclosure implications.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions.

Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted net income per share is similar to the computation of basic net income per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. As of June 30, 2021, the Company’s potentially dilutive common shares are 323,195 shares that Mr. Winfield has a right to acquire pursuant to vested stock options and 14,400 shares that Mr. Gonzalez has a right to acquire pursuant to vested stock options. The basic and diluted earnings per share are the same for the fiscal year ended June 30, 2020 because the Company had a net loss.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective July 1, 2019, we adopted ASU 2016-02 using the modified retrospective approach provided by ASU 2018-11. We elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification. We also elected the short-term lease practical expedient, which allowed us to not recognize leases with a term of less than twelve months on our consolidated balance sheets. In addition, we elected the lease and non-lease components practical expedient, which allowed us to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. We did not record any operating lease right-of-use (“ROU”) assets and operating lease liabilities upon adoption of the new standard as the aggregate value of the ROU assets and operating lease liabilities are immaterial relative to our total assets and liabilities as of June 30, 2021and 2020. The standard did not have an impact on our other finance leases, statements of operations or cash flows. See Note 4 and Note 11 for balances of finance lease ROU assets and liabilities, respectively.

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

NOTE 2 – LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel and real estate operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic has had a material detrimental impact on our liquidity. For the fiscal year ended June 30, 2021, our net cash flow used in operations was $20,259,000. For the fiscal year ended June 30, 2020, our net cash used in operations was $3,454,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

As of June 30, 2021, we had cash, cash equivalents, and restricted cash of $15,392,000 which included $6,222,000 of restricted cash held by our Hotel senior lender Wells Fargo Bank, N.A. (“Lender”). As of June 30, 2020, the Lender held $10,666,000 restricted cash, $7,486,000 was held for furniture, fixtures and equipment (“FF&E”) reserves and $2,432,000 was held for a possible future property improvement plan (“PIP”) requested by our franchisor, Hilton. However, Hilton has confirmed that it will not require a PIP for our Hotel until relicensing which shall occur at the earlier of (i) January 2030, which is six years after the maturity date of our current senior and mezzanine loans, or (ii) upon the sale of our Hotel. On August 19, 2020, Operating received PIP deposits in the amount of $2,379,000 held by Lender. The funds were utilized to fund operating expenses, including franchise and management fees and other expenses.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice used proceeds from the loan primarily for payroll costs. As of June 30, 2021, Justice had used all proceeds of the SBA Loan – Justice in qualified expenses. The SBA Loan - Justice was scheduled to mature on April 9, 2022 and had a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of June 30, 2021, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup was scheduled to mature on April 27, 2022 and has a 1.00% interest rate. As of June 30, 2021, both the SBA Loan – Justice and SBA Loan – InterGroup (collectively the “SBA Loans”) were forgiven by the SBA.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. Justice will use proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan is scheduled to mature on February 3, 2026, and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until either: (a) if the SBA approves the forgiveness amount, the date the forgiveness amount is remitted by the SBA to CIBC; or (b) if Justice does not apply for forgiveness within 10 months after the last day of the covered period specified in the loan agreement or if the forgiveness amount is not approved, the date that is 10 months after the last day of the covered period. The loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. As of June 30, 2021, all proceeds from the Second SBA Loan had been used in qualified expenses. On August 6, 2021, the SBA issued its new forgiveness forms and guidelines, and CIBC is currently working on the tools and platform that will allow Justice to file for full loan forgiveness.

In order to increase its liquidity position and to take advantage of the favorable interest rate environment, InterGroup refinanced its 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, InterGroup refinanced one of its California properties and generated net proceeds of $1,144,000. During the fiscal year ended June 30, 2021, InterGroup completed refinancing on six of its California properties and generated net proceeds of $6,762,000. InterGroup is currently evaluating other refinancing opportunities and it could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. InterGroup has an uncollateralized $8,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $8,000,000 is available to be drawn down as of June 30, 2021, should additional liquidity be necessary.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. During the fiscal year ending June 30, 2021, InterGroup advanced $3,650,000 to Justice per the aforementioned loan modification agreement, bringing the total amount due InterGroup to $6,650,000 on June 30, 2021. The Partnership is also allowed to seek additional loans and sell partnership interests. Upon the consent of the general partner and a super majority in interest, the Partnership may sell additional classes or series of units of the Partnership under certain conditions in order to raise additional capital. On August 28, 2020, the Board of InterGroup passed resolutions to provide funding to Portsmouth if necessary.

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

For the year ended June 30,	2021	2020
Hotel revenues:
Hotel rooms	$12,138,000	$36,465,000
Food and beverage	293,000	3,529,000
Garage	2,117,000	2,368,000
Other operating departments	120,000	477,000
Total Hotel revenue	$14,668,000	$42,839,000

Performance obligations

We identified the following performance obligations for which revenue is recognized as the respective performance obligations are satisfied, which results in recognizing the amount we expect to be entitled to for providing the goods or services:

●	Cancelable room reservations or ancillary services are typically satisfied as the good or service is transferred to the hotel guest, which is generally when the room stay occurs.

●	Non-cancelable room reservations and banquet or conference reservations represent a series of distinct goods or services provided over time and satisfied as each distinct good or service is provided, which is reflected by the duration of the room reservation.

●	Other ancillary goods and services are purchased independently of the room reservation at standalone selling prices and are considered separate performance obligations, which are satisfied when the related good or service is provided to the hotel guest.

●	Components of package reservations for which each component could be sold separately to other hotel guests are considered separate performance obligations and are satisfied as set forth above.

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

Contract assets and liabilities

We do not have any material contract assets as of June 30, 2021 and 2020, other than trade and other receivables, net on our consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our consolidated balance sheets. Contract liabilities decreased to $161,000 as of June 30, 2021 from $375,000 as of June 30, 2020. The decrease for the twelve months ended June 30, 2021 was primarily driven by $214,000 revenue recognized that was included in the advanced deposits balance as of June 30, 2020.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2021	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(606,000)	1,199,000
Furniture and equipment	31,014,000	(27,957,000)	3,057,000
Building and improvements	64,585,000	(33,928,000)	30,657,000
Investment in Hotel, net	$100,142,000	$(62,491,000)	$37,651,000

		Accumulated	Net Book
June 30, 2020	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,775,000	(291,000)	1,484,000
Furniture and equipment	30,528,000	(27,498,000)	3,030,000
Building and improvements	64,005,000	(32,488,000)	31,517,000
Investment in Hotel, net	$99,046,000	$(60,277,000)	$38,769,000

NOTE 5 - INVESTMENT IN REAL ESTATE, NET

At June 30, 2021, the Company’s investment in real estate consisted of twenty properties located throughout the United States. These properties include sixteen apartment complexes, three single-family houses as strategic investments, and one commercial real estate property. The Company also owns unimproved land located in Maui, Hawaii.

Investment in real estate included the following:

As of June 30,	2021	2020
Land	$22,998,000	$23,565,000
Buildings, improvements and equipment	68,173,000	69,417,000
Accumulated depreciation	(44,930,000)	(44,112,000)
	46,241,000	48,870,000
Land held for development	1,468,000	1,468,000
Investment in real estate, net	$47,709,000	$50,338,000

NOTE 6 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could insure to its shareholders through income and/or capital gain.

At June 30, 2021 and 2020, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Value
As of June 30, 2021
Corporate Equities	$29,816,000	$8,834,000	$(2,658,000)	$(5,976,000)	$35,792,000

As of June 30, 2020
Corporate Equities	$11,459,000	$902,000	$(6,186,000)	$(5,281,000)	$6 ,178,000

As of June 30, 2021 and 2020, approximately 4% and 11% of the investment marketable securities balance above is comprised of the common stock of Comstock Mining Inc. (“Comstock” – NYSE AMERICAN: LODE), respectively.

As of June 30, 2021 and 2020, the Company had $2,176,000 and $5,734,000, respectively, of unrealized losses related to securities held for over one year; of which $1,933,000 and $5,427,000 are related to its investment in Comstock, respectively.

Net loss on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the years ended June 30, 2021 and 2020, respectively.

For the year ended June 30,	2021	2020
Realized gain (loss) on marketable securities	$2,746,000	$(641,000)
Realized loss on marketable securities related to Comstock	(1,870,000)	-
Unrealized gain (loss) on marketable securities	7,372,000	(1,272,000)
Unrealized gain on marketable securities related to Comstock	3,390,000	-
Net gain (loss) on marketable securities	$11,638,000	$(1,193,000)

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

Other investments, net consist of the following:

Type	June 30, 2021	June 30, 2020
Private equity hedge fund, at cost	$41,000	$157,000
Other investments	-	121,000
	$41,000	$278,000

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

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2021
Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$11,624,000
Energy	6,374,000
Communication services	4,872,000
Financial services	3,873,000
Industrial	3,746,000
Consumer cyclical	1,702,000
Healthcare	981,000
Technology	442,000
Other	381,000
$35,792,000

As of June 30, 2020
Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$2,365,000
Basic material	1,209,000
Energy	767,000
Industrial	484,000
Corporate bonds	417,000
Other	936,000
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

			Net loss for the year
Assets	Level 3	June 30, 2021	ended June 30, 2021

Other non-marketable investments	$41,000	$41,000	$(119,000)

			Net loss for the year
Assets	Level 3	June 30, 2020	ended June 30, 2020

Other non-marketable investments	$278,000	$278,000	$(219,000)

For fiscal years ended June 30, 2021 and 2020, we received distribution from other non-marketable investments of $119,000 and $115,000, respectively.

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

NOTE 9 – OTHER ASSETS, NET

Other assets consist of the following as of June 30:

	2021	2020
Accounts receivable, net	$340,000	$504,000
Prepaid expenses	552,000	673,000
Miscellaneous assets, net	729,000	808,000
Total other assets	$1,621,000	$1,985,000

NOTE 10 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of June 30, 2021 and 2020, respectively.

As of June 30,	2021	2020

Note payable - Hilton	$2,692,000	$3,008,000
Note payable - Interstate	1,396,000	1,646,000
Other notes payable - SBA Loans	2,000,000	5,172,000
Total related party and other notes payable	$6,088,000	$9,826,000

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. As of June 30, 2021 balance of the key money was zero as the Hotel obtained approval from Interstate to use the funds for hotel operations during the first quarter of fiscal year 2021. As of June 30, 2020, the balance of the key money plus accrued interest was $1,009,,000 and was included in restricted cash in the consolidated balance sheets. Unamortized portion of the key money is included in the related party notes payable in the consolidated balance sheets.

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

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the recently enacted CARES Act administered by the U.S. Small Business Administration. The Partnership received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used proceeds from the loan primarily for payroll costs. As of June 30, 2021, Justice had used all proceeds of the SBA Loan – Justice in qualified expenses. The SBA Loan - Justice was scheduled to mature on April 9, 2022 and had a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of June 30, 2021, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup was scheduled to mature on April 27, 2022 and has a 1.00% interest rate. Both the SBA Loan – Justice and SBA Loan – InterGroup (collectively the “SBA Loans”) were forgiven by the SBA in full as of June 30, 2021.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. Justice will use proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan is scheduled to mature on February 3, 2026 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. All payments of principal and interest are deferred until either: (a) if the SBA approves the forgiveness amount, the date the forgiveness amount is remitted by the SBA to CIBC; or (b) if Justice does not apply for forgiveness within 10 months after the last day of the covered period specified in the loan agreement or if the forgiveness amount is not approved, the date that is 10 months after the last day of the covered period. The loan may be forgiven if the funds are used for payroll and other qualified expenses. All unforgiven portion of the principal and accrued interest will be due at maturity. As of June 30, 2021, all proceeds from the Second SBA Loan had been used in qualified expenses. On August 6, 2021, the SBA issued its new forgiveness forms and guidelines, and CIBC is currently working on the tools and platform that will allow Justice to file for full loan forgiveness.

As of June 30, 2021, the Company had finance lease obligations outstanding of $664,000. These finance leases expire in various years through 2023 at rates ranging from 4.62% to 6.25% per annum. Minimum future lease payments for assets under finance leases as of June 30, 2022 are as follows:

For the year ending June 30,
2022	$508,000
2023	188,000
Total minimum lease payments	696,000
Less interest on finance lease	(32,000)
Present value of future minimum lease payments	$664,000

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2022	$1,048,000
2023	750,000
2024	567,000
2025	567,000
2026	2,567,000
Thereafter	1,253,000
$6,752,000

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2022. As of June 30, 2021 and 2020, the balance of the loan was $6,650,000 and $3,000,000, respectively, and is eliminated in the consolidated balance sheets.

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

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Intergroup Woodland Village, Inc. (“Woodland Village”) and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. Woodland Village held a three-story apartment complex in Santa Monica, California and was a subsidiary of Santa Fe and the Company. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest was paid on a monthly basis. The RLOC and all accrued and unpaid interest were due in July 2019. In July 2019, the Company obtained a modification from CIBC which increased the RLOC by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. The $2,969,000 mortgage due to InterGroup carried same terms as InterGroup’s RLOC. In July 2020, InterGroup entered into a second modification agreement with CIBC which extended the maturity date of its RLOC to July 21, 2021. The $2,969,000 mortgage due to InterGroup was also extended to July 1, 2021. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale.

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

Four of the Portsmouth directors serve as directors of InterGroup. The Company’s Vice President Real Estate and Advisor of Executive Strategic Real Estate and Securities Investment Committee was elected President of Portsmouth on May 24, 2021, by the Board of Directors of Portsmouth.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership is required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2021 and 2020, InterGroup is in compliance with both requirements. However, due to the Hotel’s current low occupancy and its negative impact on the Hotel’s cash flow, Justice Operating Company, LLC is not meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox and cash sweep by the Lender for all cash collected by the Hotel, and under certain terms, would allow the Lender to request Operating to replace its hotel management company. The DSCR for Operating has been below 1.00 for the last two quarters during fiscal year 2021 while it is required to maintain a DSCR of at least 1.10 to 1.00 for two consecutive quarters. However, such lockbox and cash sweep was already in place and will remain in place up to loan maturity regardless of the DSCR. Justice has not missed any of its debt service payments and does not anticipate missing any debt obligations even during these uncertain times for at least the next twelve months and beyond.

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

In October 2020, the Company refinanced its $4,800,000 mortgage note payable on its 31-unit apartment complex in Santa Monica, California and obtained a new mortgage note payable for $8,400,000. The Company received net proceeds of $3,529,000 as a result of the refinance. Interest rate on the mortgage is fixed at 2.52% for ten years and the mortgage matures in November 2030.

In November 2020, the Company refinanced its $1,088,000 mortgage note payable on its 9-unit apartment complex in West Los Angeles, California and obtained a new mortgage note payable for $1,995,000. The Company received net proceeds of $798,000 as a result of the refinance. Interest rate on the mortgage is fixed at 3.05% for ten years and the mortgage matures in December 2030.

In January 2021, the Company refinanced its $1,597,000 mortgage note payable on its 14-unit apartment complex in West Los Angeles, California and obtained a new mortgage note payable for $2,780,000. The Company received net proceeds of $1,057,000 as a result of the refinance. Interest rate on the mortgage is fixed at 3.05% for ten years and the mortgage matures in February 2031.

In June 2021, the Company refinanced its $563,000 mortgage note payable on its 4-unit apartment complex in West Los Angeles, California and obtained a new mortgage note payable for $1,155,000. The Company received net proceeds of $619,000 as a result of the refinance. Interest rate on the mortgage has a five-year fixed interest rate of 3.5% per annum and adjustable rate thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date of the new mortgage is August 1, 2051.

In June 2021, the Company refinanced two of its single-family houses in West Los Angeles, California with two existing mortgages totaling $563,000 and obtained two new mortgage notes payable for a combined $1,475,000. The Company received combined net proceeds of $759,000 as a result of the refinancing of these two mortgages. Interest rate on the mortgages is at five-year fixed interest rate of 3.5% per annum and adjustable rate thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date of the new mortgage is August 1, 2051.

Each mortgage notes payable is secured by real estate or the Hotel. As of June 30, 2021 and 2020, the mortgage notes payables are summarized as follows:

	As of June 30, 2021
	Number	Note		Note
Property	of Units	Origination Date		Maturity Date		Mortgage Balance	Interest Rate

SF Hotel	544 rooms	December	2013	January	2024	$90,745,000	5.28%
SF Hotel	544 rooms	July	2019	January	2024	20,000,000	7.25%
		Mortgage notes payable - Hotel				110,745,000
		Debt issuance costs				(611,000)
		Total mortgage notes payable - Hotel				$110,134,000

Florence	157	March	2015	April	2025	$3,076,000	3.87%
Las Colinas	358	November	2012	December	2022	16,065,000	3.73%
Morris County	151	April	2020	May	2030	17,975,000	3.17%
St. Louis	264	May	2013	May	2023	5,100,000	4.05%
Los Angeles	4	September	2012	September	2042	323,000	3.75%
Los Angeles	2	September	2012	September	2042	327,000	3.75%
Los Angeles	1	June	2021	August	2051	920,000	3.50%
Los Angeles	31	October	2020	November	2030	8,400,000	2.52%
Los Angeles	30	August	2007	September	2022	5,453,000	5.97%
Los Angeles	14	January	2021	February	2031	2,761,000	3.05%
Los Angeles	12	June	2016	June	2026	2,077,000	3.59%
Los Angeles	9	June	2020	July	2030	2,552,000	3.09%
Los Angeles	9	November	2020	December	2030	1,975,000	3.05%
Los Angeles	8	July	2013	July	2043	416,000	3.75%
Los Angeles	7	August	2012	September	2042	798,000	3.75%
Los Angeles	4	June	2021	August	2051	1,155,000	3.50%
Los Angeles	1	June	2021	August	2051	555,000	3.50%
Los Angeles	1	September	2018	October	2048	957,000	4.75%
		Mortgage notes payable - real estate				70,885,000
		Debt issuance costs				(626,000)
		Total mortgage notes payable - real estate				$70,259,000

	As of June 30, 2020
	Number	Note		Note
Property	of Units	Origination Date		Maturity Date		Mortgage Balance	Interest Rate

SF Hotel	544 rooms	December	2013	January	2024	$92,292,000	5.28%
SF Hotel	544 rooms	July	2019	January	2024	20,000,000	7.25%
		Mortgage notes payable - Hotel				112,292,000
		Debt issuance costs				(896,000)
		Total mortgage notes payable - Hotel				$111,396,000

Florence	157	March	2015	April	2025	$3,150,000	3.87%
Las Colinas	358	November	2012	December	2022	16,529,000	3.73%
Morris County	151	April	2020	May	2030	18,341,000	3.17%
St. Louis	264	May	2013	May	2023	5,236,000	4.05%
Los Angeles	4	September	2012	September	2042	333,000	3.75%
Los Angeles	2	September	2012	September	2042	337,000	3.75%
Los Angeles	1	August	2012	September	2042	363,000	3.75%
Los Angeles	31	November	2010	December	2020	4,800,000	4.85%
Los Angeles	30	August	2007	September	2022	5,614,000	5.97%
Los Angeles	14	April	2011	March	2021	1,597,000	5.89%
Los Angeles	12	June	2016	June	2026	2,125,000	3.59%
Los Angeles	9	June	2020	July	2030	2,600,000	3.09%
Los Angeles	9	April	2011	March	2021	1,088,000	5.89%
Los Angeles	8	July	2013	July	2043	428,000	3.75%
Los Angeles	7	August	2012	September	2042	823,000	3.75%
Los Angeles	4	August	2012	September	2042	563,000	3.75%
Los Angeles	1	September	2012	September	2042	388,000	3.75%
Los Angeles	1	September	2018	October	2048	974,000	4.75%
Los Angeles	Office	April	2016	January	2021	770,000	2.67%
		Mortgage notes payable - real estate				66,059,000
		Debt issuance costs				(447,000)
		Total mortgage notes payable - real estate				$65,612,000

Future minimum payments for all mortgage notes payable are as follows:

For the year ending June 30,
2022	$3,209,000
2023	28,480,000
2024	108,418,000
2025	3,808,000
2026	1,006,000
Thereafter	36,710,000
$181,631,000

NOTE 12 – MANAGEMENT AGREEMENTS

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. As of June 30, 2020, balance of the key money including accrued interest was $1,009,000 and is included in restricted cash in the consolidated balance sheets. As of June 30, 2021, the key money balance was zero as the Hotel obtained approval from Interstate to use the funds for hotel operations during the first quarter of fiscal year 2021. As of June 30, 2021 and 2020, balance of the unamortized portion of the key money are $1,396,000 and $1,646,000, respectively, and are included in the related party notes payable in the consolidated balance sheets. For the fiscal years ended June 30, 2021 and 2020, hotel management fees were $242,000 and $591,000, respectively, offset by key money amortization of $250,000 for both years and are included in Hotel operating expenses in the consolidated statements of operations. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the newly combined company will be positioned under the Aimbridge Hospitality name in the Americas.

NOTE 13 – CONCENTRATION OF CREDIT RISK

As of June 30, 2021 and 2020, receivables related to Hotel customers were $194,000 and $239,000, respectively.. Usually, credit extended to the Company’s tenants at its rental properties is of low risk as leases do not extend beyond one year and if tenants become delinquent, local eviction laws are used to evict tenants. However, as of June 30, 2021 accounts receivable from the Company’s rental properties was $660,000 and allowance for doubtful accounts was $514,000, for a net receivable of $146,000. This unusual large gross receivable amount from our rental properties is as a result of the temporary eviction moratorium imposed by the federal and state governmental authorities since the beginning of the COVID19 pandemic and is now scheduled to be lifted on October 3, 2021, but no assurances can be given that such a moratorium won’t be once again extended. Under the eviction moratorium, the Company is not allowed to evict tenants for non-payment of rent. The Company continues to work with its delinquent tenants and some tenants have requested governmental assistance to pay for their delinquent balances. The Company is monitoring the eviction moratorium closely in order to reduce its potential losses.

The Company maintains its cash and cash equivalents and restricted cash with various financial institutions that are monitored regularly for credit quality. At times, such cash and cash equivalents holdings may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) or other federally insured limits.

NOTE 14 – INCOME TAXES

The provision for the Company’s income tax (expense) benefit is comprised of the following:

For the years ended June 30,	2021	2020

Federal
Current tax expense	$(755,000)	$(57,000)
Deferred tax (expense) benefit	(1,848,000)	1,828,000
	(2,603,000)	1,771,000

State
Current tax expense	(605,000)	(64,000)
Deferred tax (expense) benefit	(395,000)	1,087,000
	(1,000,000)	1,023,000

Income Tax (Expense) Benefit	$(3,603,000)	$2,794,000

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:

For the years ended June 30,	2021	2020

Statutory federal tax rate	$(3,169,000)	$1,593,000
State income taxes, net of federal tax benefit	(834,000)	812,000
Dividend received deduction	51,000	18,000
Disallowed interest	214,000	504,000
Net operating loss	105,000	-
Valuation allowance	(319,000)	49,000
Basis difference in investments	-	39,000
Carryback claim refundable	304,000	-
Other	45,000	(221,000)
	$(3,603,000)	$2,794,000

The components of the deferred tax asset and liabilities are as follows:

	June 30, 2021	June 30, 2020
Deferred tax assets:
Net operating loss carryforwards	$9,801,000	$8,713,000
Capital loss carryforwards	614,000	1,074,000
Investment impairment reserve	671,000	1,156,000
Accruals and reserves	893,000	871,000
Interest expense	2,684,000	1,498,000
Tax credits	554,000	563,000
Unrealized loss on marketable securities	-	1,591,000
Other	225,000	221,000
Valuation allowance	(951,000)	(497,000)
	14,491,000	15,190,000
Deferred tax liabilities:
Equity earnings	(5,626,000)	(4,306,000)
Deferred gains on real estate sale and depreciation	(5,027,000)	(6,249,000)
Unrealized gain on marketable securities	(1,531,000)	-
State taxes	(167,000)	(252,000)
	(12,351,000)	(10,807,000)
Net deferred tax asset	$2,140,000	$4,383,000

Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2021, because of tax planning to generate taxable income in the future, management has determined that there is sufficient positive evidence to conclude that a significant portion of its deferred tax assets are realizable. As a result, only $951,000 valuation allowance is placed on tax credits and capital losses that may expire prior to utilization.

As of June 30, 2021, the Company had estimated net operating losses (NOLs) of $31,495,000 and $36,050,000 for federal and state purposes, respectively. Due to the California’s suspension of net operating losses, approximately $15.1M of the state net operating losses cannot be utilized in taxable years 2020, 2021 and 2022 if the company’s taxable income in each of those years is $1M or more.

Below is the break-down of the NOLs for InterGroup and Portsmouth. The carryforward expires in varying amounts through the year 2039.

	Federal	State
InterGroup	$-	$-
Portsmouth	31,495,000	36,050,000
	$31,495,000	$36,050,000

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

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. As of June 30, 2021, it has been determined there are no uncertain tax positions likely to impact the Company.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examination by federal, state and local jurisdictions, where applicable.

As of June 30, 2021, tax years beginning in fiscal years 2016 and 2017 remain open to examination by the major tax jurisdictions and are subject to the statute of limitations.

The Company’s income tax expense for the fiscal year ended June 30, 2021 includes $3,382,000 of Santa Fe’s tax expense up to its liquidation on February 19, 2021.

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

Information below represents reported segments for the years ended June 30, 2021 and 2020. Segment income from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Loss from investments consists of net investment loss, dividend and interest income and investment related expenses.

As of and for the year ended	Hotel	Real Estate	Investment
June 30, 2021	Operations	Operations	Transactions	Other	Total
Revenues	$14,668,000	13,990,000	-	-	28,658,000
Segment operating expenses	(17,911,000)	(7,869,000)	-	(3,109,000)	(28,889,000)
Segment income (loss) from operations	(3,243,000)	6,121,000	-	(3,109,000)	(231,000)
Interest expense - mortgage	(6,710,000)	(2,204,000)	-	-	(8,914,000)
Gain on disposal of assets	12,000	-	-	-	12,000
Gain on debt forgiveness	4,719,000	-	-	453,000	5,172,000
Gain on sale of real estate		12,043,000	-	-	12,043,000
Depreciation and amortization expense	(2,228,000)	(2,411,000)	-	-	(4,639,000)
Gain from investments	-	-	10,705,000	-	10,705,000
Income tax expense	-	-		(3,603,000)	(3,603,000)
Net income (loss)	$(7,450,000)	13,549,000	10,705,000	(6,259,000)	10,545,000
Total assets	$46,505,000	47,709,000	35,833,000	10,299,000	140,346,000

As of and for the year ended	Hotel	Real Estate	Investment
June 30, 2020	Operations	Operations	Transactions	Other	Total
Revenues	$42,839,000	$15,178,000	$-	$-	$58,017,000
Segment operating expenses	(37,333,000)	(8,051,000)	-	(2,870,000)	(48,254,000)
Segment income (loss) from operations	5,506,000	7,127,000	-	(2,870,000)	9,763,000
Interest expense - mortgage	(6,885,000)	(2,436,000)	-	-	(9,321,000)
Loss on debt extinguishment	-	(687,000)	-	-	(687,000)
Depreciation and amortization expense	(2,389,000)	(2,483,000)	-	-	(4,872,000)
Loss from investments	-	-	(2,766,000)	-	(2,766,000)
Income tax benefit	-	-	-	2,794,000	2,794,000
Net income (loss)	$(3,768,000)	$1,521,000	$(2,766,000)	$(76,000)	$(5,089,000)
Total assets	$56,004,000	$50,338,000	$6,456,000	$17,419,000	$130,217,000

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

As of June 30, 2021, there were no RSUs outstanding.

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

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30, which is 100% of the fair market value of the Company’s Common Stock as determined by reference to the closing price of the Company’s Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options had an original expiration date ten years from the date of grant, unless terminated earlier in accordance with the terms of the 2010 Incentive Plan. The options shall be subject to both time and market-based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2021, all the market vesting requirements have been met.

On December 28, 2019, the Compensation Committee of the Board of Directors recommended to the Board amendments to the 2010 Incentive Plan which would amend Section 1.3 to extend the term from ten years to sixteen years, and Section 6.4 to change “tenth (10th) anniversary date” to “twentieth (20th) anniversary date”. This would increase the term of the 2010 Incentive Plan to twenty years (expiring in February 2030 instead of February 2020) and also permit the existence of options with a term longer than ten years. The purpose of the amendment to the term is to extend its existence as our only incentive plan. The purpose of amendment of the allowable term of options is so that the Board may extend the term of the 100,000 options granted to John Winfield on March 16, 2010 from ten years to sixteen years so that these options will terminate on March 16, 2026 instead of on March 16, 2020, in recognition of Mr. Winfield’s contributions to and leadership of our Company. The recommended amendments were approved by shareholders on February 25, 2020. During the fiscal year ended June 30, 2021, the Company recorded additional stock option compensation expense in the amount of $116,000 as a result of the aforementioned amendments.

In February 2012, the Compensation Committee awarded 90,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 90,000 shares of common stock. The per share exercise price of the options is $19.77 which is the fair value of the Company’s Common Stock as reported on NASDAQ on February 28, 2012. The options expire ten years from the date of grant. The options are subject to both time and market-based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2021, all of these options have met the market vesting requirements.

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

During the years ended June 30, 2021 and 2020, the Company recorded stock option compensation expense of $14,000 and $142,000, respectively, related to stock options previously issued and amending the 2010 Incentive Plan. As of June 30, 2021, there was an estimated total of $360 unamortized compensation related to stock options which is expected to be recognized over the weighted average of 0.67 years.

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

The following table summarizes the stock options activity from July 1, 2019 through June 30, 2021:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at	July 1, 2019	341,195	$16.95	3.07 years	$4,680,000
Granted		-	-	-	-
Exercised				-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2020	341,195	$16.95	3.83 years	$3,271,000
Exercisable at	June 30, 2020	323,195	$16.38	3.67 years	$3,271,000
Vested and expected to vest at	June 30, 2020	341,195	$16.95	3.83 years	$3,271,000

Outstanding at	July 1, 2020	341,195	$16.95	3.83 years	$3,271,000
Granted		-	-	-	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2021	341,195	$16.95	2.83 years	$8,890,000
Exercisable at	June 30, 2021	337,595	$16.84	2.80 years	$8,833,000
Vested and expected to vest at	June 30, 2021	341,195	$16.95	2.83 years	$8,890,000

NOTE 17 – RELATED PARTY TRANSACTIONS

As discussed in Note 10 – Related Party and Other Financing Transactions, on July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of two years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The proceeds of the loan were applied to the July 2014 payments to Justice Holdings Company, LLC (“Holdings”) in connection with the redemption of limited partnership interests. The loan was extended to July 31, 2022. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. During the fiscal year ending June 30, 2021, InterGroup advanced $3,650,000 to Justice per the aforementioned loan modification agreement, bringing the total amount due InterGroup to $6,650,000 at June 30, 2021 and $3,000,000 at June 30, 2020. The loan balances are eliminated n the consolidated financial statements. The Partnership is also allowed to seek additional loans and sell partnership interests. On August 28, 2020, the Board of InterGroup passed resolutions to provide funding to Portsmouth if necessary.

In connection with the redemption of limited partnership interests of Justice, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice. This agreement was superseded by a letter dated December 11, 2013 from Justice, in which Justice assumed the payment obligations of Justice Operating Company, LLC. As of June 30, 2018, $200,000 of these fees remained payable and were paid off as of June 30, 2020.

On February 5, 2020, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with Santa Fe pursuant to which the Company received 97,500 shares of common stock, par value $0.10 per share, of Santa Fe, in exchange for its contribution to Santa Fe of 4,460 shares of common stock (the “Common Stock”) of Intergroup Woodland Village, Inc., an Ohio corporation (“Transaction”). As a result of the contribution, Woodland Village became a wholly owned subsidiary of Santa Fe. Before the issuance of the stock referenced in the preceding sentence, the Company had the power to vote 86.3% of the voting shares of Santa Fe, which includes the power to vote 3.7% interest in the common stock in Santa Fe owned by the Company’s Chairman and CEO, John V. Winfield, pursuant to a voting trust agreement entered into on June 30, 1998. Subsequent to this issuance, the Company had the power to vote 87.4% of the issued and outstanding common stock of Santa Fe, which included the power to vote an approximately 3.7% interest in the common stock in Santa Fe under the aforementioned voting trust agreement. Mr. Winfield, Chairman of the Board of both the Company and Santa Fe, is a control person of both entities.

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

On November 23, 2020, Santa Fe sold its 2-unit apartment complex in West Los Angeles, California to InterGroup for $1,530,000 in exchange for a reduction of $1,196,000 of its obligation to InterGroup. Santa Fe acquired the property on February 1, 2002 for $785,000. Outstanding mortgage note payable on the property for $334,000 was simultaneously transferred to InterGroup. Santa Fe realized a gain on the sale of approximately $901,000, which was eliminated in consolidation at InterGroup. The sales price of the property represents its current value as of the sale date as appraised by a licensed independent third-party appraiser. The fairness of the sale terms of the transaction were reviewed and approved by the independent directors of Santa Fe and InterGroup, and unanimously approved by the entire Board of Directors of both companies.

Effective February 19, 2021, the Company’s 83.7% owned subsidiary, Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF), was liquidated and all of its assets including its 68.8% interest in Portsmouth Square Inc. (“Portsmouth”), a public company (OTCBB: PRSI) was distributed to its shareholders in exchange for their Santa Fe common stock. InterGroup received cash of $5,013,000 and 422,998 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. As a former 3.7% shareholder of Santa Fe, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, received cash of $221,000 and 18,641 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. On April 12, 2021, Santa Fe received a filed stamped copy of its Articles of Dissolution from the State of Nevada, and Santa Fe is effectively fully dissolved and no longer in legal existence. The liquidation and distribution of Santa Fe did not have an impact on the condensed consolidated statement of operations but rather on the condensed consolidated balance sheets as a re-class between non-controlling interests and accumulated deficit. As of June 30, 2021, InterGroup owns approximately 74.9% of the outstanding common shares of Portsmouth. As of June 30, 2021, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth.

In August 2004, the Company purchased an approximately two-acre parcel of unimproved land in Kihei, Maui, Hawaii for $1,467,000. In March 2021, in an effort to make both companies more efficient, InterGroup purchased back the 50% interest of InterGroup Uluniu Inc. from Portsmouth for $980,000, which represents Portsmouth’s carrying cost of the investment. No gains or losses were realized as a result of the transaction since it was a related-party transaction. As a related-party transaction, the fairness of the financial terms of the transactions were reviewed and approved by the independent director of each company

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Board of Portsmouth and oversees the investment activity of Portsmouth. Effective June 2016, Mr. Winfield became the Managing Director of Justice. Depending on certain market conditions and various risk factors, the Chief Executive Officer and Portsmouth may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of Portsmouth, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Cash Management Agreement

As part of the Hotel refinancing effective December 18, 2013, Operating entered into a Cash Management Agreement with Bank of America, N.A. (“Lender”) and Wells Fargo Bank, N.A. (“Cash Management Bank”) whereby all cash received by Operating is to be deposited into a business checking account controlled by the Cash Management Bank up to the loan maturity date. Additionally, other terms of the Cash Management Agreement provide that effective February 2019 or upon a Property Improvement Plan (“PIP”) requirement by Hilton (“Franchisor”) deemed the “Cash Sweep Period” during which all excess cash generated by Operating beyond the monthly budgeted expenses and debt services including principal and interest, insurance reserves, real estate taxes reserve, FF&E reserves, for the senior and mezzanine loans, will be held by the Cash Management Bank for future hotel improvements as required by the date or a PIP. Currently, any and all funds are being controlled by the Cash Management Bank according to the Cash Management Agreement.

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

Since the opening of the Hotel as a full brand Hilton in January 2006, the Partnership has incurred monthly royalties, program fees and information technology recapture charges equal to a percentage of the Hotel’s gross room revenue. Fees for such services during fiscal year 2021 and 2020 totaled approximately $703,000 million and $3,000,000 million, respectively.

Hotel Employees

Effective February 3, 2017, the Partnership had no employees. On February 3, 2017, Interstate assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel. As of June 30, 2021, approximately 92% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which the Partnership was a party. CBA for Local 2 (Hotel and Restaurant Employees) will expire on August 13, 2022. CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2022. CBA for Local 39 (Stationary Engineers) will expire on July 31, 2024.

Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Partnership and Interstate. The Partnership expects and anticipates that the terms of conditions of CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of each CBA and incorporates these principles into its operating and budgetary practices.

Legal Matters

The Company may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company will defend itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 19 – SUBSEQUENT EVENTS

Effective July 15, 2021, Portsmouth completed the purchase of 100% of the limited partnership interest of Justice and is in the process of dissolving the Partnership at which time Portsmouth will take the place as the sole Member of Justice Mezzanine Company, LLC.

In July 2021, the Company refinanced three of its California properties’ existing mortgages totaling $1,065,000 with three new mortgages totaling $3,450,000. The Company generated net proceeds totaling $2,325,000 as a result of the refinancing. Interest rate on the three new mortgages is fixed at 3.50% for five years and the mortgages mature in July 2051. In July 2021, the Company obtained a mortgage note payable on one of its California properties for $830,000. The Company received net proceeds of $836,000. Interest rate on the mortgage is fixed at 3.50% for five years and the mortgage note payable matures in July 2051.

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

The internal control over financial reporting includes those policies and procedures that:

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

Management, including our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2021.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2021:

Name	Position with the Company	Age	Term to Expire
Class A Directors:

John V. Winfield (4)	Chairman of the Board; President	74	Fiscal 2021 Annual Meeting
	and Chief Executive Officer

Jerold R. Babin (3)	Director	88	Fiscal 2021 Annual Meeting

Class B Directors:

Yvonne L. Murphy (1) (2) (4)	Director	64	Fiscal 2022 Annual Meeting

William J. Nance (2) (3) (4)	Director	77	Fiscal 2022 Annual Meeting

Class C Director:

John C. Love (1) (2) (3)	Director	81	Fiscal 2023 Annual Meeting

Executive Officers:

David C. Gonzalez	Vice President Real Estate, Advisor of Executive Strategic Real Estate and Securities Investment Committee and President of Portsmouth	54	N/A

Danfeng Xu	Treasurer, Controller (Principal Financial Officer), and Secretary	34	N/A

(1) Member of the Nominating Committee

(2) Member of the Compensation Committee

(3) Member of the Audit Committee

(4) Member of the Executive Strategic Real Estate and Securities Investment Committee

Business Experience:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield — Mr. Winfield was first appointed to the Board in 1982. He currently serves as the Company’s Chairman of the Board, President and Chief Executive Officer, having first been appointed as such in 1987. Mr. Winfield also serves as Chairman and Chief Executive Officer of the Company’s subsidiary Portsmouth, a public company. Effective June 2016, Mr. Winfield became the Managing Director of Justice. On May 24, 2021, Mr. Winfield resigned effective immediately as President of Portsmouth. Mr. Winfield’s extensive experience as an entrepreneur and investor, as well as his managerial and leadership experience from serving as a chief executive officer and director of public companies, led to the Board’s conclusion that he should serve as a director of the Company.

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

David C. Gonzalez — Mr. Gonzalez was appointed Vice President Real Estate of the Company on January 31, 2001. Since 1989, Mr. Gonzalez has served in numerous capacities with the Company, including Controller and Director of Real Estate. Mr. Gonzalez was appointed advisor of the Executive Strategic Real Estate and Securities Investment Committee of the Company and Portsmouth in February 2020. The Board of Directors of Portsmouth Square, Inc. elected Mr. Gonzalez as President of Portsmouth Square Inc. effective May 24, 2021.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2021 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, including its Board of Directors. A copy of the Code of Ethics is posted on the Company’s website at www.intgla.com. The Company will provide to any person without charge, upon request, a copy of its Code of Ethics by sending such request to: The InterGroup Corporation, Attn: Treasurer, 1516 S. Bundy Drive, Suite 200, Los Angeles, California 90025. The Company will promptly disclose any amendments or waivers to its Code of Ethics on Form 8-K and will post such information on its website.

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

Item 11. Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiaries for each of the Company’s last two completed fiscal years ended June 30, 2021 and 2020. There was no non-equity incentive plan compensation or nonqualified deferred compensation earnings. There are currently no employment contracts with the executive officers.

SUMMARY COMPENSATION TABLE

					Other
Name and Position	Fiscal Year	Salary		Bonus	Compensation		Total

John V. Winfield	2021	$843,000	(1)	$270,000	$56,000	(2)	$1,169,000
Chairman, President and	2020	$844,000	(1)	$-	$56,000	(2)	$900,000
Chief Executive Officer

David C. Gonzalez	2021	$324,000		$360,000	$-		$684,000
Vice President Real Estate	2020	$324,000		$-	$-		$324,000

Danfeng Xu	2021	$170,000		$9,000	$-		$179,000	(3)
Treasurer and Controller	2020	$154,000		$9,000	$-		$163,000	(3)
(Principal Financial Officer)

(1) Mr. Winfield served as President and Chairman of the Board of the Company’s subsidiary, Santa Fe. Mr. Winfield also serves as Chairman of the Board of Portsmouth. Mr. Winfield received a salary from Santa Fe and Portsmouth in the aggregate amount of $438,000 and $440,000 from those entities for the fiscal years 2021 and 2020, respectively. The amounts include director’s fees totaling $11,000 and $12,000 for the fiscal years 2021 and 2020, respectively.

(2) Compensation for a portion of the salary of an assistant to Mr. Winfield.

(3) Compensation is allocated approximately 50% to the Company and 50% to Santa Fe and Portsmouth. However, upon the liquidation of Santa Fe in March 2021, Mr. Winfield’s salary is allocated approximately 50% to the Company and 50% to Portsmouth.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2021

The following table sets forth information concerning option awards and stock awards for each named executive officer that were outstanding as of the end of the Company’s last completed fiscal year ended June 30, 2021. There were no other equity incentive plan awards that were outstanding.

	Option Awards
	Number of		Number of
	securities		securities
	underlying		underlying
	unexercised		unexercised	Option	Option
	options (#)		options (#)	exercise	expiration
Name	exercisable		Un-exercisable	price $	date

John V. Winfield	100,000	(1)	-	$10.30	3/16/26
John V. Winfield	90,000	(2)	-	$19.77	2/28/22
John V. Winfield	133,195	(3)	-	$18.65	12/26/23
David C. Gonzalez	14,400	(4)	3,600	$27.30	3/2/27

(1) Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance-based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one-year anniversary of the date of grant, March 16, 2010. Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2021, the performance vesting requirements of the options were satisfied.

(2) Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance-based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one-year anniversary of the date of grant, February 28, 2012. Pursuant to the performance vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2021, all of these options have met the market vesting requirements.

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

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance-based compensation. Since InterGroup, Santa Fe and Portsmouth are all public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over a several years. For fiscal years 2020 and 2020, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

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

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30, which is 100% of the fair market value of the Company’s Common Stock as determined by reference to the closing price of the Company’s Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Incentive Plan. The options shall be subject to both time and market based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2021, all the market vesting requirements have been met.

On December 28, 2019, the Compensation Committee of the Board of Directors recommended to the Board amendments to the 2010 Incentive Plan which would amend Section 1.3 to extend the term from ten years to sixteen years, and Section 6.4 to change “tenth (10th) anniversary date” to “twentieth (20th) anniversary date”. This would increase the term of the 2010 Incentive Plan to twenty years (expiring in February 2030 instead of February 2020) and also permit the existence of options with a term longer than ten years. The purpose of the amendment to the term is to extend its existence as our only incentive plan. The purpose of amendment of the allowable term of options is so that the Board may extend the term of the 100,000 options granted to John Winfield on March 16, 2010 from ten years to sixteen years so that these options will terminate on March 16, 2026 instead of on March 16, 2020, in recognition of Mr. Winfield’s contributions to and leadership of our Company. The recommended amendments were approved by shareholders on February 25, 2020. During the fiscal year ended June 30, 2021, the Company recorded additional stock option compensation expense in the amount of $116,000 as a result of the aforementioned amendments.

On February 28, 2012, the Compensation Committee authorized the grant of 90,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 90,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $19.77, which equals 100% of the fair market value of the Company’s common stock as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on February 28, 2012 the date of grant. The options expire ten years from the date of grant, unless earlier terminated in accordance with the terms of the 2010 Plan. The options shall be subject to both time and market based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2021, all of these options have met the market vesting requirements.

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

Compensation of Directors

Effective as of fiscal year ended June 30, 2011, annual cash compensation payable to non-employee directors has been $12,000. With the exception of members of the Audit Committee, non-employee directors do not receive any additional fees for attending Board or Committee meetings but are entitled to reimbursement of their reasonable expenses to attend such meetings. Members of the Audit Committee are paid a fee of $1,000 per quarter, with the Chair of that Committee to receive $1,500 per quarter. As an executive officer, the Company’s Chairman has elected to forego his annual board fees.

The following table sets forth the compensation paid to directors during the fiscal year ended June 30, 2021:

DIRECTOR COMPENSATION

	Fees Earned or			All Other
Name	Paid in Cash*		Stock Awards	Compensation	Total

John C. Love	$46,000	(1)	-	-	$46,000

William J. Nance	$54,000	(2)	-	-	$54,000

Jerold R. Babin	$44,000	(3)	-	-	$44,000

Yvonne L. Murphy	$34,000		-	-	$34,000

John V. Winfield (4)	-		-	-

*Amounts shown include board retainer fees, committee fees and meeting fees.

(1) Mr. Love also serves as director of the Company’s subsidiary, Portsmouth and served on the Board of Santa Fe from March 1998 to December 2019. Amounts shown include $8,000 in regular board and audit committee fees paid by Portsmouth.

(2) Mr. Nance also serves as a director of the Company’s subsidiaries, Santa Fe and Portsmouth. Amounts shown include $6,000 in regular board and audit committee fees paid by Santa Fe up to its liquidation in February 2021 and and $8,000 in regular board and audit committee fees paid by Portsmouth.

(3) Mr. Babin also serves as a director of the Company’s subsidiary, Portsmouth. Amounts shown include $6,000 in regular board fees paid by Portsmouth.

(4) As Chief Executive Officer, the Company’s Chairman, John V. Winfield, was not paid any board, committee or meetings fees. Mr. Winfield did receive a total of $11,000 in regular board fees from the Company’s subsidiaries, which is reported on the Summary Compensation Table.

Santa Fe Financial Corporation was liquidated in February 2021 and all board of directors fees ended with the liquidation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as of September 17, 2021, certain information with respect to the beneficial ownership of Common Stock of the Company owned by those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	1,721,468	(3)	67.2%
1516 S. Bundy Drive, Suite 200, Los Angeles, California 90025
Los Angeles, CA 90025

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 2,222,919 shares of Common Stock outstanding at September 17, 2021, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 323,195 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

Security Ownership of Management.

The following table sets forth, as of September 17, 2021, certain information with respect to the beneficial ownership of Common Stock of the Company owned by (i) each Director and each of the named Executive Officers, and (ii) all Directors and Executive Officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	1,721,468	(3)	67.2%

William J. Nance	47,946		1.9%

John C. Love	19,161		0.7%

David C. Gonzalez	41,169	(4)	1.6%

Yvonne L. Murphy	2,282		*

All Directors and Executive Officers as a Group (5 persons)	1,832,026		71.4%

* Ownership does not exceed 1%.

(1) Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated on the basis of 2,222,919 shares of Common Stock outstanding at September 17, 2021, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 323,195 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

(4) Includes 14,400 shares that Mr. Gonzalez has a right to acquire pursuant to vested stock options.

Changes in Control.

There are no arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2021 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

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

(a) There were 341,195 stock options outstanding as of June 30, 2021.

(b) Reflects the weighted average exercise price of all outstanding options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 30, 1998, the Company’s Chairman and President entered into a voting trust agreement with the Company giving the Company the power to vote his 4.0% interest in the outstanding shares of the Santa Fe common stock. The voting trust agreement was terminated in March 2021 upon the liquidation of Santa Fe liquidation. Mr. Winfield received 2.5% of Portsmouth stock in exchange for his 4.0% interest in Santa Fe.

In connection with the redemption of limited partnership interests of Justice Investors, Limited Partnership, Justice Operating Company, LLC agreed to pay a total of $1,550,000 in fees to certain officers and directors of the Company for services rendered in connection with the redemption of partnership interests, refinancing of Justice’s properties and reorganization of Justice Investors. This agreement was superseded by a letter dated December 11, 2013 from Justice Investors, Limited Partnership, in which Justice Investors Limited Partnership assumed the payment obligations of Justice Operating Company, LLC. The first payment under this agreement was made concurrently with the closing of the loan agreements, with the remaining payments due upon Justice Investor’s having adequate available cash as described in the letter. As of June 30, 2018, $200,000 of these fees remained payable and were paid off as of June 30, 2020.

Two general partners provided services to the Partnership through December 17, 2013. On December 18, 2013, the Partnership redeemed Evon’s partnership interest and Portsmouth Square became the sole general partner. The Partnership’s obligation to pay Evon, Justice’s former general partner, terminated as of December 18, 2013. Under the terms of the Justice Partnership Agreement, its current general partner, Portsmouth, receives annual compensation of one percent of Hotel Revenue. During each of the years ended June 30, 2021 and 2020, total compensation paid to Portsmouth under the new and previous agreements was $146,000 and $428,000, respectively. Amounts paid to Portsmouth are eliminated in consolidation.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Portsmouth, and oversees the investment activity of Portsmouth. Effective June 2016, Mr. Winfield became the Managing Director of Justice. Depending on certain market conditions and various risk factors, the Chief Executive Officer and Portsmouth may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of Portsmouth, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

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

Item 14. Principal Accounting Fees and Services

On November 16, 2017, the Audit Committee appointed Moss Adams LLP (“Moss Adams”) as the Company’s independent registered public accounting firm. The aggregate fees billed for each of the last two fiscal years ended June 30, 2021 and 2020 for professional services rendered by Moss Adams are set forth in the tables below. These fees were billed for audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q reports, and services provided in connection with statutory and regulatory filings and engagements for those fiscal years.

	Fiscal Year
	2021	2020
Audit fees	$247,000	$265,000
Tax fees	60,000	147,000
TOTAL:	$307,000	$412,000

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

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 28 through 56:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2021 and 2020

Consolidated Statements of Operations for Years Ended June 30, 2021 and 2020

Consolidated Statements of Shareholders’ Deficit for Years Ended June 30, 2021 and 2020

Consolidated Statements of Cash Flows for Years Ended June 30, 2021 and 2020

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

THE INTERGROUP CORPORATION
(Registrant)

Date:	September 17, 2021	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	September 17, 2021	by	/s/ Danfeng Xu
Danfeng Xu, Treasurer
and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Executive Officer and	September 17, 2021
John V. Winfield	Chairman of the Board (Principal Executive Officer)

/s/ Danfeng Xu	Treasurer and Controller (Principal Financial Officer)	September 17, 2021
Danfeng Xu

/s/ Jerold R. Babin	Director	September 17, 2021
Jerold R. Babin

/s/ John C. Love	Director	September 17, 2021
John C. Love

/s/ Yvonne L. Murphy	Director	September 17, 2021
Yvonne L. Murphy
/s/ William J. Nance	Director	September 17, 2021
William J. Nance

