Form 10-Q
period 2021-09-30
INTERGROUP CORP
filed 2021-11-15
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of registrant’s Common Stock, as of November 12, 2021 was 2,199,192.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	June 30, 2021
	(unaudited)	(audited)
As of
ASSETS
Investment in Hotel, net	$37,339,000	$37,651,000
Investment in real estate, net	47,338,000	47,709,000
Investment in marketable securities	23,434,000	35,792,000
Cash and cash equivalents	9,928,000	6,808,000
Restricted cash	9,371,000	8,584,000
Other assets, net	3,175,000	1,662,000
Deferred tax asset	3,255,000	2,140,000
Total assets	$133,840,000	$140,346,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Justice	$8,432,000	$7,408,000
Accounts payable and other liabilities	3,868,000	3,357,000
Due to securities broker	1,170,000	7,917,000
Obligations for securities sold	6,070,000	6,419,000
Related party and other notes payable	3,946,000	4,088,000
Other notes payable - SBA Loans	2,000,000	2,000,000
Mortgage notes payable - Hotel, net	109,805,000	110,134,000
Mortgage notes payable - real estate, net	73,115,000	70,259,000
Total liabilities	208,406,000	211,582,000

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,404,982 and 3,404,982 issued; 2,221,346 and 2,222,919	33,000	33,000
outstanding, respectively
Additional paid-in capital	2,149,000	2,172,000
Accumulated deficit	(39,554,000)	(36,394,000)
Treasury stock, at cost, 1,183,636 and 1,182,063 shares, respectively	(17,444,000)	(17,370,000)
Total InterGroup shareholders’ deficit	(54,816,000)	(51,559,000)
Noncontrolling interest	(19,750,000)	(19,677,000)
Total shareholders’ deficit	(74,566,000)	(71,236,000)

Total liabilities and shareholders’ deficit	$133,840,000	$140,346,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For the three months ended September 30,	2021	2020
Revenues:
Hotel	$6,805,000	$3,425,000
Real estate	4,116,000	3,484,000
Total revenues	10,921,000	6,909,000
Costs and operating expenses:
Hotel operating expenses	(6,333,000)	(5,033,000)
Real estate operating expenses	(2,074,000)	(1,888,000)
Depreciation and amortization expenses	(1,148,000)	(1,191,000)
General and administrative expenses	(810,000)	(1,366,000)

Total costs and operating expenses	(10,365,000)	(9,478,000)

Income (loss) from operations	556,000	(2,569,000)

Other (expense) income:
Interest expense - mortgages	(2,242,000)	(2,315,000)
Gain on sale of real estate	-	12,043,000
Net loss on marketable securities	(1,818,000)	(253,000)
Net (loss) gain on marketable securities - Comstock	(350,000)	95,000
Impairment loss on other investments	-	(62,000)
Dividend and interest income	187,000	124,000
Trading and margin interest expense	(354,000)	(269,000)
Total other (expense) income, net	(4,577,000)	9,363,000

(Loss) income before income taxes	(4,021,000)	6,794,000
Income tax benefit (expense)	1,115,000	(1,975,000)
Net (loss) income	(2,906,000)	4,819,000
Less: Net loss (income) attributable to the noncontrolling interest	745,000	(269,000)
Net (loss) income attributable to InterGroup Corporation	$(2,161,000)	$4,550,000

Net (loss) income per share
Basic	$(1.31)	$2.11
Diluted	$(1.31)	$1.84

Net (loss) income per share attributable to InterGroup Corporation
Basic	$(0.97)	$1.99
Diluted	$(0.97)	$1.74

Weighted average number of basic common shares outstanding	2,222,904	2,287,555
Weighted average number of diluted common shares outstanding	2,560,499	2,621,550

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

			Additional			InterGroup		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at
July 1, 2021	3,404,982	$33,000	$2,172,000	$(36,394,000)	$(17,370,000)	$(51,559,000)	$(19,677,000)	$(71,236,000)
Net Loss	-	-	-	(2,161,000)	-	(2,161,000)	(745,000)	(2,906,000)
Stock options expense	-	-	2,000	-	-	2,000	-	2,000
Investment in Portsmouth	-	-	(25,000)	-	-	(25,000)	17,000	(8,000)
Purchase of remaining interest in Justice	-	-	-	(999,000)	-	(999,000)	999,000	-
Investment in Justice	-	-	-	-	-	-	(344,000)	(344,000)
Purchase of treasury stock	-	-	-	-	(74,000)	(74,000)	-	(74,000)
Balance at
September 30, 2021	3,404,982	$33,000	$2,149,000	$(39,554,000)	$(17,444,000)	$(54,816,000)	$(19,750,000)	$(74,566,000)

			Additional			InterGroup		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at
July 1, 2020	3,404,982	$33,000	$6,626,000	$(43,541,000)	$(14,995,000)	$(51,877,000)	$(22,370,000)	$(74,247,000)
Net income	-	-	-	4,550,000	-	4,550,000	269,000	4,819,000
Stock options expense	-	-	5,000	-	-	5,000	-	5,000
Purchase of treasury stock	-	-	-	-	(140,000)	(140,000)	-	(140,000)
Balance at
September 30, 2020	3,404,982	$33,000	$6,631,000	$(38,991,000)	$(15,135,000)	$(47,462,000)	$(22,101,000)	$(69,563,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the three months ended September 30,	2021	2020
Cash flows from operating activities:
Net (loss) income	$(2,906,000)	$4,819,000
Adjustments to reconcile net (loss) income to net cash provided by (used in)
operating activities:
Depreciation and amortization	1,112,000	1,146,000
Gain on sale of real estate	-	(12,043,000)
Deferred taxes	(1,115,000)	1,975,000
Net unrealized loss (gain) on marketable securities	4,421,000	(104,000)
Impairment loss on other investments	-	62,000
Stock compensation expense	2,000	5,000
Changes in operating assets and liabilities:
Investment in marketable securities	7,937,000	(2,384,000)
Other assets	(1,513,000)	130,000
Accounts payable and other liabilities - Justice	1,144,000	(683,000)
Accounts payable and other liabilities	511,000	337,000
Due to securities broker	(6,747,000)	(1,282,000)
Obligations for securities sold	(349,000)	13,000
Net cash provided by (used in) operating activities	2,497,000	(8,009,000)

Cash flows from investing activities:
Payments for hotel investments	(240,000)	(105,000)
Payments for real estate investments	(223,000)	(294,000)
Payments for investment in Portsmouth	(8,000)	-
Payments for investment in Justice	(344,000)	-
Proceeds from sale of real estate	-	15,178,000
Proceeds from other investments	-	118,000
Net cash (used in) provided by investing activities	(815,000)	14,897,000

Cash flows from financing activities:
Net payments of mortgage and other notes payable	(823,000)	(3,863,000)
Proceeds from refinance of mortgage notes payable	3,161,000	-
Issuance costs of refinancing mortgage and other notes payable	(39,000)	(34,000)
Purchase of treasury stock	(74,000)	(140,000)
Net cash provided by (used in) financing activities	2,225,000	(4,037,000)

Net increase in cash, cash equivalents and restricted cash	3,907,000	2,851,000
Cash, cash equivalents and restricted cash at the beginning of the period	15,392,000	28,286,000
Cash, cash equivalents and restricted cash at the end of the period	$19,299,000	$31,137,000

Supplemental information:
Interest paid	$2,092,000	$2,345,000
Taxes paid	$73,000	$153,000
Non-cash transaction:
Additions to Hotel equipment through capital lease	$-	$30,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by The InterGroup Corporation (“InterGroup” or the “Company”), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of InterGroup and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021. The June 30, 2021 Condensed Consolidated Balance Sheet was derived from the Consolidated Balance Sheet as included in the Company’s Form 10-K for the year ended June 30, 2021.

The results of operations for the three months ended September 30, 2021 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2022.

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

Effective February 19, 2021, the Company’s 83.7% owned subsidiary, Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF), was liquidated and all of its assets including its 68.8% interest in Portsmouth Square Inc. (“Portsmouth”), a public company (OTCBB: PRSI) was distributed to its shareholders in exchange for their Santa Fe common stock. InterGroup received cash of $5,013,000 and 422,998 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. As a former 3.7% shareholder of Santa Fe, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, received cash of $221,000 and 18,641 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. On April 12, 2021, Santa Fe received a filed stamped copy of its Articles of Dissolution from the State of Nevada, and Santa Fe is effectively fully dissolved and no longer in legal existence. The liquidation and distribution of Santa Fe did not have an impact on the condensed consolidated statement of operations but rather on the condensed consolidated balance sheets as a reclass between noncontrolling interests and accumulated deficit. As of September 30, 2021, InterGroup owns approximately 74.9% of the outstanding common shares of Portsmouth. As of September 30, 2021, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth.

Portsmouth’s primary business is conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). As of September 30, 2021, Portsmouth completed the purchase of 100% of the limited partnership interest of Justice and is in the process of dissolving the partnership. The financial statements of Justice are consolidated with those of the Company.

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

Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel, along with its five-level parking garage, with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the takeover date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Interstate shall be one and seven-tenths percent (1.70%) of total Hotel revenue. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the combined company has been positioned under the Aimbridge Hospitality (“Aimbridge”) name in the Americas.

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. As of September 30, 2021, all the Company’s residential and commercial rental properties are managed in-house.

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

Income Tax

The Company consolidates Justice (“Hotel”) for financial reporting purposes and was not taxed on its non-controlling interest in the Hotel. Effective July 15, 2021, the Company become the owner of 100% of Justice and will include all of the Hotel’s income and expense accounts into its income taxes calculations. The income tax benefit (expense) during the three months ended September 30, 2021 and 2020 represent the income tax effect on the Company’s pretax (loss) income which includes its share in the net loss of the Hotel accordingly.

Recently Issued and Adopted Accounting Pronouncements

None.

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel and real estate operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic has had a material detrimental impact on our liquidity. For the three months ended September 30, 2021, our net cash flow provided by operations was $2,497,000. For the three months ended September 30, 2020, our net cash flow used in operations was $8,009,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

The Company had cash and cash equivalents of $9,928,000 and $6,808,000 as of September 30, 2021 and June 30, 2021, respectively. The Company had marketable securities, net of margin due to securities brokers, of $16,194,000 and $21,456,000 as of September 30, 2021 and June 30, 2020, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. During the three months ending September 30, 2021, InterGroup advanced $1,500,000 to Justice per the aforementioned loan modification agreement, bringing the total amount due InterGroup to $8,150,000 at September 30, 2021. Portsmouth could amend its by-laws and increase the number of authorized shares in order to issue additional shares to raise capital in the public markets if needed. On September 7, 2021, the Board of InterGroup passed resolution to provide funding to Portsmouth for the working capital of the Hotel up to $16,000,000 if necessary.

In order to increase our liquidity position and to take advantage of the favorable interest rate environment, we refinanced our 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, we refinanced one of our California properties and generated net proceeds of $1,144,000. During the fiscal year ended June 30, 2021, we completed refinancing on six of our California properties and generated net proceeds of $6,762,000. During the three months ending September 30, 2021, we refinanced four of our California properties’ existing mortgages and obtained a mortgage note payable on one of our California properties, generating net proceeds totaling $3,161,000 as a result. We are currently evaluating other refinancing opportunities and we could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. The Company has an uncollateralized $5,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $5,000,000 is available to be drawn down as of September 30, 2021 should additional liquidity be necessary.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice used the proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan was scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On June 10, 2021, the SBA Loan was forgiven in full.

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

The following table provides a summary as of September 30, 2021, the Company’s material financial obligations which also includes interest payments.

		9 Months	Year	Year	Year	Year
	Total	2022	2023	2024	2025	2026	Thereafter
Mortgage and subordinated notes payable	$184,089,000	$2,474,000	$28,535,000	$108,474,000	$3,866,000	$1,066,000	$39,674,000
SBA loans and other notes payable	2,544,000	361,000	183,000	-	-	2,000,000	-
Related party notes payable	3,947,000	425,000	567,000	567,000	567,000	567,000	1,254,000
Interest	29,513,000	6,660,000	8,120,000	4,897,000	1,380,000	1,265,000	7,191,000
Total	$220,093,000	$9,920,000	$37,405,000	$113,938,000	$5,813,000	$4,898,000	$48,119,000

NOTE 3 – REVENUE

Our revenue from real estate is primarily rental income from residential and commercial property leases which is recorded when due from residents and is recognized monthly as earned. The following table present our Hotel revenue disaggregated by revenue streams.

For the three months ended September 30,	2021	2020
Hotel revenues:
Hotel rooms	$5,562,000	$2,890,000
Food and beverage	266,000	37,000
Garage	907,000	470,000
Other operating departments	70,000	28,000
Total hotel revenue	$6,805,000	$3,425,000

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

Contract assets and liabilities

We do not have any material contract assets as of September 30, 2021 and June 30, 2021 other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our condensed consolidated balance sheets. Contract liabilities increased to $399,000 as of September 30, 2021, from $161,000 as of June 30, 2021. The increase for the three months ended September 30, 2021 was primarily driven by $238,000 of advance deposits received for future reservations.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers and lease agreements do not extend beyond one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2021	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(685,000)	1,120,000
Furniture and equipment	31,254,000	(28,087,000)	3,167,000
Building and improvements	64,587,000	(34,273,000)	30,314,000
Investment in Hotel, net	$100,384,000	$(63,045,000)	$37,339,000

		Accumulated	Net Book
June 30, 2021	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(606,000)	1,199,000
Furniture and equipment	31,014,000	(27,957,000)	3,057,000
Building and improvements	64,585,000	(33,928,000)	30,657,000
Investment in Hotel, net	$100,142,000	$(62,491,000)	$37,651,000

NOTE 5 – INVESTMENT IN REAL ESTATE, NET

The Company’s investment in real estate includes sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved land located in Maui, Hawaii.

Investment in real estate consisted of the following:

As of	September 30, 2021	June 30, 2021
Land	$22,998,000	$22,998,000
Buildings, improvements and equipment	68,396,000	68,173,000
Accumulated depreciation	(45,524,000)	(44,930,000)
	45,870,000	46,241,000
Land held for development	1,468,000	1,468,000
Investment in real estate, net	$47,338,000	$47,709,000

NOTE 6 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At September 30, 2021 and June 30, 2021, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments, along with the changes in amounts due to broker are included in earnings. Trading securities are summarized as follows:

			Gross	Gross	Net
Investment	Cost		Unrealized Gain	Unrealized Loss	Unrealized Gain (Loss)	Fair Value
As of
September 30, 2021
Corporate
Equities	$22,589,000	#	$4,090,000	$(3,245,000)	$845,000	$23,434,000
As of
June 30, 2021
Corporate
Equities	$29,816,000		$8,634,000	$(2,658,000)	$5,976,000	$35,792,000

As of September 30, 2021 and June 30, 2021, approximately 4% of the investment in marketable securities balance above is comprised of the common stock of Comstock Mining Inc (“Comstock”). As of September 30, 2021 and June 30, 2021, the Company had $2,131,000 and $2,176,000, respectively, of unrealized losses related to securities held for over one year; of which $2,009,000 and $1,933,000 are related to its investment in Comstock, respectively.

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net losses on marketable securities for the three months ended September 30, 2021 and 2020, respectively:

For the three months ended September 30,	2021	2020
Realized gain (loss) on marketable securities, net	$2,393,000	$(262,000)
Realized loss on marketable securities related to Comstock	(140,000)	-
Unrealized (loss) gain on marketable securities, net	(4,211,000)	9,000
Unrealized (loss) gain on marketable securities related to Comstock	(210,000)	95,000
Net loss on marketable securities	$(2,168,000)	$(158,000)

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

The assets and liabilities measured at fair value on a recurring basis are as follows:

As of	September 30, 2021	June 30, 2021
Assets:	Total - Level 1	Total - Level 1
Investment in marketable securities:
REITs and real estate companies	$7,832,000	$11,624,000
Communication services	3,957,000	4,872,000
Energy	3,066,000	6,374,000
Financial services	2,602,000	3,873,000
Technology	1,668,000	442,000
Industrials	1,342,000	3,746,000
Basic material	1,256,000	1,797,000
Consumer cyclical	953,000	1,702,000
Healthcare	464,000	981,000
Other	294,000	381,000
Total	23,434,000	35,792,000
Liabilities:
Due to securities broker:	(1,170,000)	(7,917,000)
Obligations for securities sold:	(6,070,000)	(6,419,000)
	$16,194,000	$21,456,000

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

As of	September 30, 2021	June 30, 2021

Cash and cash equivalents	$9,928,000	$6,808,000
Restricted cash	9,371,000	8,584,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$19,299,000	$15,392,000

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

Please refer to Note 16 – Stock Based Compensation Plans in the Company’s Form 10-K for the year ended June 30, 2021 for more detailed information on the Company’s stock-based compensation plans.

During the three months ended September 30, 2021 and 2020, the Company recorded stock option compensation cost of $2,000 and $5,000, respectively, related to stock options that were previously issued. As of September 30, 2021, there was a total of $2,000 of unamortized compensation related to stock options which is expected to be recognized over the weighted-average period of 0.42 years.

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

The following table summarizes the stock options activity from July 1, 2020 through September 30, 2021:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	July 1, 2020	341,195	$16.95	3.83 years	$3,271,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Outstanding at	September 30, 2020	341,195	$16.95	3.58 years	$4,448,000
Exercisable at	September 30, 2020	333,995	$16.73	3.51 years	$4,428,000
Vested and Expected to vest at	September 30, 2020	341,195	$16.95	3.58 years	$4,448,000

Oustanding at	July 1, 2021	341,195	$16.95	3.58 years	$4,448,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Outstanding at	September 30, 2021	341,195	$16.95	2.58 years	$9,259,000
Exercisable at	September 30, 2021	337,595	$16.84	2.55 years	$9,198,000
Vested and Expected to vest at	September 30, 2021	341,195	$16.95	2.58 years	$9,259,000

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

Information below represents reported segments for the three months ended September 30, 2021 and 2020. Operating income (loss) from hotel operations consists of the operation of the hotel and the garage. Operating income from real estate operations consists of the operation of rental properties. Operating gains (losses) from investment transactions consists of net investment gains (losses), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax (expense) benefit for the entire Company.

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2021	Operations	Operations	Transactions	Corporate	Total
Revenues	$6,805,000	$4,116,000	$-	$-	$10,921,000
Segment operating expenses	(6,333,000)	(2,074,000)	-	(810,000)	(9,217,000)
Segment income (loss)	472,000	2,042,000	-	(810,000)	1,704,000
Interest expense - mortgage	(1,661,000)	(581,000)	-	-	(2,242,000)
Depreciation and amortization expense	(554,000)	(594,000)	-	-	(1,148,000)
Loss from investments	-	-	(2,335,000)	-	(2,335,000)
Income tax benefit	-	-	-	1,115,000	1,115,000
Net income (loss)	$(1,743,000)	$867,000	$(2,335,000)	$305,000	$(2,906,000)
Total assets	$46,818,000	$47,338,000	$23,475,000	$16,209,000	$133,840,000

For the three months	Hotel	Real Estate	Investment
ended September 30, 2020	Operations	Operations	Transactions	Corporate	Total
Revenues	$3,425,000	$3,484,000	$-	$-	$6,909,000
Segment operating expenses	(5,033,000)	(1,887,000)	-	(1,366,000)	(8,286,000)
Segment income (loss)	(1,608,000)	1,597,000	-	(1,366,000)	(1,377,000)
Interest expense - mortgage	(1,700,000)	(615,000)	-	-	(2,315,000)
Depreciation and amortization expense	(579,000)	(612,000)	-	-	(1,191,000)
Gain from sale of real estate	-	12,043,000	-	-	12,043,000
Loss from investments	-	-	(365,000)	-	(365,000)
Income tax expense	-	-	-	(1,975,000)	(1,975,000)
Net income (loss)	$(3,887,000)	$12,413,000	$(365,000)	$(3,341,000)	$4,820,000

NOTE 11 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of September 30, 2021 and June 30, 2021, respectively.

As of	September 30, 2021	June 30, 2021
Note payable - Hilton	$2,613,000	$2,692,000
Note payable - Interstate	1,333,000	1,396,000
SBA Loans	2,000,000	2,000,000
Total related party and other notes payable	$5,946,000	$6,088,000

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Justice entered into an HMA with Interstate to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. During the first quarter of fiscal year 2021, the Hotel obtained approval from Interstate to use the key money for hotel operations and the funds were exhausted by December 31, 2020. Unamortized portion of the key money is included in the related party notes payable in the condensed consolidated balance sheets.

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

As of September 30, 2021, the Company had finance lease obligations outstanding of $544,000. These finance leases expire in various years through 2023 at rates ranging from 4.62% to 6.25% per annum. Minimum future lease payments for assets under finance leases as of September 30, 2021 are as follows:

For the year ending June 30,

2022	$378,000
2023	188,000
Total minimum lease payments	566,000
Less interest on finance lease	(22,000)
Present value of future minimum lease payments	$544,000

Future minimum principal payments and amortizations for all related party and other financing transactions are as follows:

For the year ending June 30,
2022	$786,000
2023	750,000
2024	567,000
2025	567,000
2026	2,567,000
Thereafter	1,254,000
$6,491,000

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $90,355,000 and $90,745,000 as of September 30, 2021 and June 30, 2021, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of September 30, 2021, InterGroup is in compliance with both requirements. However, due to the Hotel’s current low occupancy and its negative impact on the Hotel’s cash flow, Justice Operating Company, LLC may not meet certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lock-box by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2022. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. As of September 30, 2021 and June 30, 2021, the balance of the loan was $8,150,000 and $6,650,000, respectively, and is eliminated in the condensed consolidated balance sheets.

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage note payable at Intergroup Woodland Village, Inc. (“Woodland Village”) and a new mortgage note payable was established at Woodland Village due to InterGroup for the amount drawn. Woodland Village holds a three-story apartment complex in Santa Monica, California and is a subsidiary of Santa Fe and the Company. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest were due in July 2019. In July 2019, the Company obtained a modification from CIBC which extended the maturity date of the RLOC from July 24, 2019 to July 23, 2020. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC. In July 2020, InterGroup entered into a second modification agreement with CIBC which extended the maturity date of its RLOC to July 21, 2021. The $2,969,000 mortgage due to InterGroup was also extended to July 1, 2021. On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale.

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

NOTE 12 – ACCOUNTS PAYABLE AND OTHER LIABILITIES - JUSTICE

The following summarizes the balances of accounts payable and other liabilities – Justice as of September 30, 2021 and June 30, 2021.

As of	September 30, 2021	June 30, 2021

Trade payable	$2,525,000	$2,113,000
Advance deposits	399,000	161,000
Property tax payable	509,000	-
Payroll and related accruals	2,549,000	2,345,000
Mortgage interest payable	518,000	582,000
Withholding and other taxes payable	649,000	885,000
Security deposit	52,000	52,000
Other payables	687,000	606,000
Total accounts payable and other liabilities - Justice	$7,888,000	$6,744,000

NOTE 13 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of September 30, 2021 and June 30, 2021.

As of	September 30, 2021	June 30, 2021

Trade payable	$559,000	$485,000
Advance deposits	267,000	282,000
Property tax payable	979,000	559,000
Payroll and related accruals	46,000	42,000
Interest payable	218,000	142,000
Withholding and other taxes payable	795,000	867,000
Security deposit	796,000	789,000
Other payables	208,000	191,000
Total accounts payable and other liabilities	$3,868,000	$3,357,000

NOTE 14 – SUBSEQUENT EVENT

On October 14, 2021, the Company refinanced its $15,900,000 mortgage note payable on its 358-unit apartment complex in Irving, Texas and obtained a new mortgage note payable for $28,800,000. The Company received net proceeds of $12,938,000 as a result of the refinance. The annual interest rate on the mortgage is fixed at 2.95% for ten years with interest-only payments for the first five years and 30-year amortization thereafter. The mortgage loan matures in November 2031.

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

Such statements are subject to certain risks and uncertainties. These risks and uncertainties include, but are not limited to, the following: national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry; the impact of terrorism and war on the national and international economies, including tourism, securities markets, energy and fuel costs; natural disasters; general economic conditions and competition in the hotel industry in the San Francisco area; seasonality, labor relations and labor disruptions; actual and threatened pandemics such as swine flu or the outbreak of COVID-19 or similar outbreaks; partnership distributions; the ability to obtain financing at favorable interest rates and terms; securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

On March 24, 2021, the City and County of San Francisco announced it moved into the orange tier which removed the suggested Shelter in Place for guests travelling to San Francisco. This was a very positive step for the hotel community. This tier opens up activities in the city including expanded restaurant capacities, museums and attractions. For the hotel it allows for guests to gather in public spaces and for outlets and amenities to open up at limited capacities including fitness centers. It does not change the very stringent cleaning and sanitation requirements set forth by the Health Officer of the City and County of San Francisco which proves to be a costly measure to maintain. Effective May 6, 2021, the City and County of San Francisco moved into the yellow tier guidelines. We continue to closely monitor the very fluid changes that the Center for Disease Control, San Francisco Department of Health and other authorities implement with regards to the COVID-19 pandemic.

In response to the decrease in demand, we have since furloughed all managers at the Hotel except for members of the executive team and continue to limit hourly staff to a minimum. By the end of March 2020, we had temporarily closed all our food and beverage outlets, valet parking, concierge and bell services, fitness center, as well as the executive lounge facility. We continue to implement social distancing standards and cleaning processes designed by Interstate and Hilton to keep employees and guests safe. The full impact and duration of the COVID-19 outbreak continues to evolve as of the date of this Annual Report. The pandemic effectively eliminated our ability to generate any profits, due to the drastic decline in both leisure and business travel. As a result, management believes the ongoing length and severity of the economic downturn caused by the pandemic will have a material adverse impact on our future business, financial condition, liquidity and financial results. We are also assessing the potential impact on the impairment analysis of our long-lived assets and the realization of our deferred tax assets. As of the date of this report, the effects of the pandemic continue to affect our economy, business and leisure travel, and our needs to continue to curtail certain revenue generating activities at the Hotel. We expect that the effects will have a material adverse effect on our business until the pandemic ends.

As a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the CARES Act. Justice received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used all proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan - Justice was scheduled to mature on April 9, 2022 and had a 1.00% interest rate and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of June 30, 2021, InterGroup had used all the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup was scheduled to mature on April 27, 2022 and had a 1.00% interest rate. Both the SBA Loan – Justice and SBA Loan – InterGroup (collectively the “SBA Loans”) were forgiven in full by the SBA as of June 30, 2021.

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

RESULTS OF OPERATIONS

As of September 30, 2021, the Company owns approximately 74.9% of the common shares of Portsmouth Square, Inc. Historically, the Company’s principal source of revenue is derived from the investment of its subsidiary, Portsmouth, in the Justice Investors Limited Partnership (“Justice” or the “Partnership”) inclusive of hotel room revenue, food and beverage revenue, garage revenue, and revenue from other operating departments. Justice owns the Hotel and related facilities, including a five-level underground parking garage. The financial statements of Justice have been consolidated with those of the Company. However, the impact of the COVID-19 pandemic is highly uncertain and management expects that the ongoing length and severity of the economic downturn will have a material adverse impact on our business, financial condition, liquidity and financial results.

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

On February 1, 2017, Justice entered into a Hotel management agreement (“HMA”) with Interstate Management Company, LLC (“Interstate”) to manage the Hotel and related facilities with an effective takeover date of February 3, 2017. The term of HMA is for an initial period of ten years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Interstate to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. On October 25, 2019, Interstate merged with Aimbridge Hospitality, North America’s largest independent hotel management firm. With the completion of the merger, the newly combined company will be positioned under the Aimbridge Hospitality name in the Americas. During the first quarter of fiscal year 2021, the Hotel obtained approval from Interstate to use the key money for hotel operations and the funds were exhausted by December 31, 2020.

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The Company had a net loss of $2,906,000 for the three months ended September 30, 2021 compared to net income of $4,819,000 for the three months ended September 30, 2020. The change is primarily attributable to the $12,043,000 gain from sale of real estate in August 2020.

Hotel Operations

The Company had net loss from Hotel operations of $1,743,000 for the three months ended September 30, 2021 compared to net loss of $3,887,000 for the three months ended September 30, 2020. The change is primarily attributable to increase in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2021 and 2020.

For the three months ended September 30,	2021	2020
Hotel revenues:
Hotel rooms	$5,562,000	$2,890,000
Food and beverage	266,000	37,000
Garage	907,000	470,000
Other operating departments	70,000	28,000
Total hotel revenues	6,805,000	3,425,000
Operating expenses excluding depreciation and amortization	(6,333,000)	(5,033,000)
Operating income (loss) before interest, depreciation and amortization	472,000	(1,608,000)
Interest expense - mortgage	(1,661,000)	(1,700,000)
Depreciation and amortization expense	(554,000)	(579,000)
Net loss from Hotel operations	$(1,743,000)	$(3,887,000)

For the three months ended September 30, 2021, the Hotel had operating income of $472,000 before interest expense, depreciation, and amortization on total operating revenues of $6,805,000 compared to operating loss of $1,608,000 before interest expense, depreciation, and amortization on total operating revenues of $3,425,000 for the three months ended September 30, 2020. For the three months ended September 30, 2021, room revenues increased by $2,672,000, food and beverage revenue increased by $229,000, and garage revenue increased by $437,000, compared to the three months ended September 30, 2020. The year over year increase in all the revenue sources are result of the recovery from the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses increased by $1,300,000 due to increase in salaries and wages, rooms commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended September 30, 2021 and 2020.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR

2021	$141	79%	$111
2020	$108	54%	$58

The Hotel’s revenues increased by 98% this quarter as compared to the previous comparable quarter. Average daily rate increased by $33, average occupancy increased by 25%, and RevPAR increased by $53 for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Real Estate Operations

Net income from real estate operations for the three months ended September 30, 2021 decreased by $11,546,000 compared to the three months ended September 30, 2020 as a result of the $12,043,000 gain from sale of real estate in August 2020. Revenue from real estate operations increased $632,000 year over year due to reduction in vacancy and bad debt. All the Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $2,168,000 for the three months ended September 30, 2021 compared to a net loss on marketable securities of $158,000 for the three months ended September 30, 2020. For the three months ended September 30, 2021, the Company had a net realized gain of $2,253,000 and a net unrealized loss of $4,421,000. For the three months ended September 30, 2020, the Company had a net realized loss of $262,000 and a net unrealized gain of $104,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiary Portsmouth compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit (expense) during the three months ended September 30, 2021 and 2020 represent primarily the income tax effect of the pretax (loss) income at InterGroup and Portsmouth, which includes its share in net loss of Justice.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of September 30, 2021 and June 30, 2021 by selected industry groups.

		% of Total
As of September 30, 2021		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$7,832,000	33.3%
Communication services	3,957,000	16.9%
Energy	3,066,000	13.1%
Financial services	2,602,000	11.1%
Technology	1,668,000	7.1%
Industrials	1,342,000	5.7%
Basic material	1,256,000	5.4%
Consumer cyclical	953,000	4.1%
Healthcare	464,000	2.0%
Other	294,000	1.3%
	$23,434,000	100.0%

		% of Total
As of June 30, 2021		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$11,624,000	32.5%
Energy	6,374,000	17.8%
Communication services	4,872,000	13.6%
Financial services	3,873,000	10.8%
Industrials	3,746,000	10.5%
Basic material	1,797,000	5.0%
Consumer cyclical	1,702,000	4.8%
Healthcare	981,000	2.7%
Technology	442,000	1.2%
Other	381,000	1.1%
	$35,792,000	100.0%

As of September 30, 2021, the Company’s investment portfolio is diversified with 59 different equity positions. The Company held one equity security that is more than 10% of the equity value of the portfolio. The largest security position represents 15% of the portfolio and consists of the common stock of Viacom CBS, Inc. (NYSE: VIACP) which is included in the communication services industry group.

As of June 30, 2021, the Company’s investment portfolio is diversified with 83 different equity positions. The Company holds two equity securities that comprised more than 10% of the equity value of the portfolio. The two largest security positions represent 12% and 11% of the portfolio and consists of the common stock of DigitalBridge Group, Inc. (NASDAQ: DBRG) and Viacom CBS, Inc. (NASDAQ: VIACP), which are included in the REITs and real estate companies and communication services industry group, respectively.

The following table shows the net loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended September 30,	2021	2020

Net loss on marketable securities	$(1,818,000)	$(253,000)
Net (loss) gain on marketable securities-Comstock	(350,000)	95,000
Impairment loss on other investments	-	(62,000)
Dividend and interest income	187,000	124,000
Margin interest expense	(222,000)	(120,000)
Trading and management expenses	(132,000)	(149,000)
Net loss from investment transactions	$(2,335,000)	$(365,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash and cash equivalents of $9,928,000 and $6,808,000 as of September 30, 2021 and June 30, 2021, respectively. The Company had marketable securities, net of margin due to securities brokers, of $16,194,000 and $21,456,000 as of September 30, 2021 and June 30, 2020, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. During the three months ending September 30, 2021, InterGroup advanced $1,500,000 to Justice per the aforementioned loan modification agreement, bringing the total amount due InterGroup to $8,150,000 at September 30, 2021. Portsmouth could amend its by-laws and increase the number of authorized shares in order to issue additional shares to raise capital in the public markets if needed. On September 7, 2021, the Board of InterGroup passed resolution to provide funding to Portsmouth for the working capital of the Hotel up to $16,000,000 if necessary.

In order to increase our liquidity position and to take advantage of the favorable interest rate environment, we refinanced our 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, we refinanced one of our California properties and generated net proceeds of $1,144,000. During the fiscal year ended June 30, 2021, we completed refinancing on six of our California properties and generated net proceeds of $6,762,000. During the three months ending September 30, 2021, the Company refinanced four of our California properties’ existing mortgages and obtained a new mortgage note payable on one of our California properties purchased on May 14, 2021, generating net proceeds totaling $3,161,000 as a result. We are currently evaluating other refinancing opportunities and we could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. The Company has an uncollateralized $5,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $5,000,000 is available to be drawn down as of September 30, 2021 should additional liquidity be necessary.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice used the proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan was scheduled to mature on April 9, 2022 with a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On June 10, 2021, the SBA Loan was forgiven in full.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2021, the Company’s material financial obligations which also includes interest payments.

		9 Months	Year	Year	Year	Year
	Total	2022	2023	2024	2025	2026	Thereafter
Mortgage and subordinated notes payable	$184,089,000	$2,474,000	$28,535,000	$108,474,000	$3,866,000	$1,066,000	$39,674,000
SBA loans and other notes payable	2,544,000	361,000	183,000	-	-	2,000,000	-
Related party notes payable	3,947,000	425,000	567,000	567,000	567,000	567,000	1,254,000
Interest	29,513,000	6,660,000	8,120,000	4,897,000	1,380,000	1,265,000	7,191,000
Total	$220,093,000	$9,920,000	$37,405,000	$113,938,000	$5,813,000	$4,898,000	$48,119,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three months ended September 30, 2021. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 for a summary of the critical accounting policies.

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

Item 5. OTHER INFORMATION

There have been no events that are required to be reported under this Item.

Item 6. EXHIBITS

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERGROUP CORPORATION
(Registrant)

Date: November 12, 2021	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	by	/s/ Danfeng Xu
Danfeng Xu
Treasurer and Controller
(Principal Financial Officer)

-29-