Form 10-Q
period 2021-12-31
INTERGROUP CORP
filed 2022-02-14
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

The number of shares outstanding of registrant’s Common Stock, as of February 14, 2022 was 2,243,869.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	June 30, 2021
	(unaudited)
As of
ASSETS
Investment in Hotel, net	$37,822,000	$37,651,000
Investment in real estate, net	47,173,000	47,709,000
Investment in marketable securities	21,148,000	35,792,000
Cash and cash equivalents	12,168,000	6,808,000
Restricted cash	8,646,000	8,584,000
Other assets, net	2,514,000	1,662,000
Deferred tax asset	4,172,000	2,140,000
Total assets	$133,643,000	$140,346,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$6,949,000	$7,408,000
Accounts payable and other liabilities	3,516,000	3,357,000
Due to securities broker	654,000	7,917,000
Obligations for securities sold	2,310,000	6,419,000
Related party and other notes payable	3,804,000	4,088,000
Other notes payable - SBA Loans	-	2,000,000
Mortgage notes payable - Hotel, net	109,329,000	110,134,000
Mortgage notes payable - real estate, net	85,410,000	70,259,000
Total liabilities	211,972,000	211,582,000

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,404,982 and 3,404,982 issued; 2,188,963 and 2,222,919 outstanding, respectively	33,000	33,000
Additional paid-in capital	2,118,000	2,172,000
Accumulated deficit	(41,557,000)	(36,394,000)
Treasury stock, at cost, 1,216,019 and 1,182,063 shares, respectively	(18,957,000)	(17,370,000)
Total InterGroup shareholders’ deficit	(58,363,000)	(51,559,000)
Noncontrolling interest	(19,966,000)	(19,677,000)
Total shareholders’ deficit	(78,329,000)	(71,236,000)

Total liabilities and shareholders’ deficit	$133,643,000	$140,346,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended December 31,	2021	2020
Revenues:
Hotel	$6,348,000	$3,109,000
Real estate	3,866,000	3,554,000
Total revenues	10,214,000	6,663,000
Costs and operating expenses:
Hotel operating expenses	(6,479,000)	(5,133,000)
Real estate operating expenses	(2,276,000)	(2,100,000)
Depreciation and amortization expenses	(1,135,000)	(1,181,000)
General and administrative expenses	(576,000)	(560,000)

Total costs and operating expenses	(10,466,000)	(8,974,000)

Loss from operations	(252,000)	(2,311,000)

Other (expense) income:
Interest expense - mortgages	(2,282,000)	(2,241,000)
Net (loss) gain on marketable securities	(120,000)	3,501,000
Net loss on marketable securities - Comstock	(2,231,000)	(44,000)
Gain on extinguishment of debt	1,665,000	-
Impairment loss on other investments	(41,000)	(27,000)
Dividend and interest income	462,000	81,000
Trading and margin interest expense	(360,000)	(287,000)
Total other (expense) income, net	(2,907,000)	983,000

Loss before income taxes	(3,159,000)	(1,328,000)
Income tax benefit	916,000	265,000
Net loss	(2,243,000)	(1,063,000)
Less: Net loss attributable to the noncontrolling interest	240,000	998,000
Net loss attributable to InterGroup Corporation	$(2,003,000)	$(65,000)

Net loss per share
Basic	$(1.02)	$(0.47)
Diluted	N/A	N/A

Net loss per share attributable to InterGroup Corporation
Basic	$(0.91)	$(0.03)
Diluted	N/A	N/A

Weighted average number of basic common shares outstanding	2,204,137	2,283,229
Weighted average number of diluted common shares outstanding	N/A	N/A

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the six months ended December 31,	2021	2020
Revenues:
Hotel	$13,153,000	$6,534,000
Real estate	7,982,000	7,038,000
Total revenues	21,135,000	13,572,000
Costs and operating expenses:
Hotel operating expenses	(12,812,000)	(10,166,000)
Real estate operating expenses	(4,350,000)	(3,988,000)
Depreciation and amortization expenses	(2,283,000)	(2,372,000)
General and administrative expenses	(1,386,000)	(1,926,000)

Total costs and operating expenses	(20,831,000)	(18,452,000)

Income (loss) from operations	304,000	(4,880,000)

Other (expense) income:
Interest expense - mortgages	(4,524,000)	(4,556,000)
Gain on sale of real estate	-	12,043,000
Net (loss) gain on marketable securities	(1,938,000)	3,248,000
Net (loss) gain on marketable securities - Comstock	(2,581,000)	51,000
Gain on extinguishment of debt	1,665,000	-
Impairment loss on other investments	(41,000)	(89,000)
Dividend and interest income	649,000	205,000
Trading and margin interest expense	(714,000)	(556,000)
Total other (expense) income, net	(7,484,000)	10,346,000

(Loss) income before income taxes	(7,180,000)	5,466,000
Income tax benefit (expense)	2,031,000	(1,710,000)
Net (loss) income	(5,149,000)	3,756,000
Less: Net loss attributable to the noncontrolling interest	985,000	729,000
Net (loss) income attributable to InterGroup Corporation	$(4,164,000)	$4,485,000

Net (loss) income per share
Basic	$(2.33)	$1.64
Diluted	N/A	$1.43

Net loss (income) per share attributable to InterGroup Corporation
Basic	$(1.88)	$1.96
Diluted	N/A	$1.71

Weighted average number of basic common shares outstanding	2,213,520	2,283,657
Weighted average number of diluted common shares outstanding	N/A	2,617,652

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury	InterGroup Shareholders’	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at
July 1, 2021	3,404,982	$33,000	$2,172,000	$(36,394,000)	$(17,370,000)	$(51,559,000)	$(19,677,000)	$(71,236,000)
Net Loss	-	-	-	(2,161,000)	-	(2,161,000)	(745,000)	(2,906,000)
Stock options expense	-	-	2,000	-	-	2,000	-	2,000
Investment in Portsmouth	-	-	(25,000)	-	-	(25,000)	17,000	(8,000)
Purchase of remaining interest in Justice	-	-	-	(999,000)	-	(999,000)	999,000	-
Investment in Justice	-	-	-	-	-	-	(344,000)	(344,000)
Purchase of treasury stock	-	-	-	-	(74,000)	(74,000)	-	(74,000)
Balance at
September 30, 2021	3,404,982	33,000	2,149,000	(39,554,000)	(17,444,000)	(54,816,000)	(19,750,000)	(74,566,000)
Net Loss	-	-	-	(2,003,000)	-	(2,003,000)	(240,000)	(2,243,000)
Stock options expense	-	-	2,000	-	-	2,000	-	2,000
Investment in Portsmouth	-	-	(33,000)	-	-	(33,000)	24,000	(9,000)
Purchase of treasury stock	-	-	-	-	(1,513,000)	(1,513,000)	-	(1,513,000)
Balance at
December 31, 2021	3,404,982	$33,000	$2,118,000	$(41,557,000)	$(18,957,000)	$(58,363,000)	$(19,966,000)	$(78,329,000)

	Common Stock		Additional Paid-in	Accumulated	Treasury	InterGroup Shareholders’	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at
July 1, 2020	3,404,982	$33,000	$6,626,000	$(43,541,000)	$(14,995,000)	$(51,877,000)	$(22,370,000)	$(74,247,000)
Net income	-	-	-	4,550,000	-	4,550,000	269,000	4,819,000
Stock options expense	-	-	5,000	-	-	5,000	-	5,000
Purchase of treasury stock	-	-	-	-	(140,000)	(140,000)	-	(140,000)
Balance at
September 30, 2020	3,404,982	33,000	6,631,000	(38,991,000)	(15,135,000)	(47,462,000)	(22,101,000)	(69,563,000)
Net income (loss)	-	-	-	(65,000)	-	(65,000)	(998,000)	(1,063,000)
Stock options expense	-	-	5,000	-	-	5,000	-	5,000
Purchase of treasury stock	-	-	-	-	(116,000)	(116,000)	-	(116,000)
Balance at
December 31, 2020	3,404,982	$33,000	$6,636,000	$(39,056,000)	$(15,251,000)	$(47,638,000)	$(23,099,000)	$(70,737,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the six months ended December 31,	2021	2020
Cash flows from operating activities:
Net (loss) income	$(5,149,000)	$3,756,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,223,000	2,260,000
Gain on extinguishment of debt	(2,000,000)	-
Gain on sale of real estate	-	(12,043,000)
Deferred taxes	(2,032,000)	(596,000)
Net unrealized loss (gain) on marketable securities	3,519,000	(4,232,000)
Impairment loss on other investments	41,000	89,000
Stock compensation expense	4,000	10,000
Changes in operating assets and liabilities:
Investment in marketable securities	11,125,000	(11,598,000)
Other assets	(893,000)	3,000
Accounts payable and other liabilities - Justice	(217,000)	(1,383,000)
Accounts payable and other liabilities	159,000	(452,000)
Due to securities broker	(7,263,000)	6,744,000
Obligations for securities sold	(4,109,000)	410,000
Net cash used in operating activities	(4,592,000)	(17,032,000)

Cash flows from investing activities:
Payments for hotel investments	(1,262,000)	(333,000)
Payments for real estate investments	(654,000)	(483,000)
Payments for investment in Portsmouth	(17,000)	-
Payments for investment in Justice	(344,000)	-
Proceeds from sale of real estate	-	15,178,000
Proceeds from other investments	-	118,000
Net cash (used in) provided by investing activities	(2,277,000)	14,480,000

Cash flows from financing activities:
Payments of mortgage and other notes payable	(2,130,000)	(4,517,000)
Issuance cost from renewing line of credit	-	(5,000)
Proceeds from refinance of mortgage notes payable	16,099,000	4,327,000
Issuance costs of refinancing mortgage and other notes payable	(91,000)	(233,000)
Purchase of treasury stock	(1,587,000)	(256,000)
Net cash provided by (used in) financing activities	12,291,000	(684,000)

Net increase (decrease) in cash, cash equivalents and restricted cash	5,422,000	(3,236,000)
Cash, cash equivalents and restricted cash at the beginning of the period	15,392,000	28,286,000
Cash, cash equivalents and restricted cash at the end of the period	$20,814,000	$25,050,000
Supplemental information:
Interest paid	$4,093,000	$4,631,000
Taxes paid	$679,000	$2,741,000
Non-cash transaction:
Additions to Hotel equipment through finance lease	$-	$30,000

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

The results of operations for the six months ended December 31, 2021 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2022.

Effective February 19, 2021, the Company’s 83.7% owned subsidiary, Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF), was liquidated and all of its assets including its 68.8% interest in Portsmouth Square Inc. (“Portsmouth”), a public company (OTCBB: PRSI) was distributed to its shareholders in exchange for their Santa Fe common stock. InterGroup received cash of $5,013,000 and 422,998 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. As a former 3.7% shareholder of Santa Fe, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, received cash of $221,000 and 18,641 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. On April 12, 2021, Santa Fe received a filed stamped copy of its Articles of Dissolution from the State of Nevada, and Santa Fe is effectively fully dissolved and no longer in legal existence. The liquidation and distribution of Santa Fe did not have an impact on the consolidated statement of operations for the fiscal year ended June 30, 2021 but rather on the condensed consolidated balance sheets as of June 30, 2021 as a reclass between noncontrolling interests and accumulated deficit. As of December 31, 2021, InterGroup owns approximately 75% of the outstanding common shares of Portsmouth. As of December 31, 2021, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth.

Portsmouth’s primary business was conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). Effective July 15, 2021, Portsmouth completed the purchase of 100% of the limited partnership interest of Justice. Effective December 23, 2021, the partnership was dissolved. The financial statements of Justice were consolidated with those of the Company.

Prior to its dissolution effective December 23, 2021, Justice owned and operated a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage through its subsidiaries Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”). Mezzanine was a wholly owned subsidiary of the Partnership; Operating is a wholly owned subsidiary of Mezzanine. Effective December 23, 2021, Portsmouth replaced Justice as the single member of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (“Hilton”) through January 31, 2030.

Operating entered into a Hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, along with its five-level parking garage, with an effective date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the February 3, 2017 date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue.

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. As of December 31, 2021, all the Company’s residential and commercial rental properties are managed in-house.

There have been no material changes to the Company’s significant accounting policies during the six months ended December 31, 2021. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 for a summary of the significant accounting policies.

Certain prior year amounts have been reclassified for consistency with the current period presentation on the condensed consolidated balance sheet. Other investment, net of $41,000 as of June 30, 2021 was reclassed to Other asset, net. Finance leases of $664,000 as of June 30, 2021 was reclassed to Accounts payable and other liabilities - Hotel. These reclassifications had no effect on the reported results of operations and financial position.

Recently Issued and Adopted Accounting Pronouncements

None.

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel and real estate operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic has had a material detrimental impact on our liquidity. For the six months ended December 31, 2021, our net cash flow used in operations was $4,592,000. For the six months ended December 31, 2020, our net cash flow used in operations was $17,032,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

The Company had cash and cash equivalents of $12,168,000 and $6,808,000 as of December 31, 2021 and June 30, 2021, respectively. The Company had marketable securities, net of margin due to securities brokers, of $18,184,000 and $21,456,000 as of December 31, 2021 and June 30, 2021, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. During the six months ending December 31, 2021, InterGroup advanced $4,700,000 to the Hotel, bringing the total amount due to InterGroup to $11,350,000 at December 31, 2021. ~~Portsmouth could amend its by-laws and increase the number of authorized shares in order to issue additional shares to raise capital in the public markets if needed.~~

In order to increase our liquidity position and to take advantage of the favorable interest rate environment, we refinanced our 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, we refinanced one of our California properties and generated net proceeds of $1,144,000. During the fiscal year ended June 30, 2021, we completed refinancing on six of our California properties and generated net proceeds of $6,762,000. During the six months ending December 31, 2021, we refinanced five of our properties’ existing mortgages and obtained a mortgage note payable on one of our California properties, generating net proceeds totaling $16,099,000 as a result. We are currently evaluating other refinancing opportunities and we could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. The Company has an uncollateralized $5,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $5,000,000 is available to be drawn down as of December 31, 2021 should additional liquidity be necessary.

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

On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup was scheduled to mature on April 27, 2022 and had a 1.00% interest rate. On March 17, 2021, SBA Loan – InterGroup was forgiven in full.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice had used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the condensed consolidated statement of operations for the six months ended December 31, 2021.

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

The following table provides a summary as of December 31, 2021, the Company’s material financial obligations which also includes interest payments.

		6 Months	Year	Year	Year	Year
	Total	2022	2023	2024	2025	2026	Thereafter
Mortgage and subordinated notes payable	$196,118,000	$1,431,000	$12,960,000	$108,321,000	$3,866,000	$1,066,000	$68,474,000
Related party notes payable	3,804,000	283,000	567,000	567,000	567,000	567,000	1,253,000
Interest	34,564,000	4,533,000	8,723,000	5,376,000	2,241,000	2,126,000	11,565,000
Total	$234,486,000	$6,247,000	$22,250,000	$114,264,000	$6,674,000	$3,759,000	$81,292,000

NOTE 3 – REVENUE

Our revenue from real estate is primarily rental income from residential and commercial property leases which is recorded when due from residents and is recognized monthly as earned. The following table present our Hotel revenue disaggregated by revenue streams.

For the three months ended December 31,	2021	2020
Hotel revenues:
Hotel rooms	$5,218,000	$2,584,000
Food and beverage	296,000	76,000
Garage	768,000	424,000
Other operating departments	66,000	25,000
Total hotel revenue	$6,348,000	$3,109,000

For the six months ended December 31,	2021	2020
Hotel revenues:
Hotel rooms	$10,780,000	$5,474,000
Food and beverage	562,000	113,000
Garage	1,675,000	894,000
Other operating departments	136,000	53,000
Total hotel revenue	$13,153,000	$6,534,000

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

Contract assets and liabilities

We do not have any material contract assets as of December 31, 2021 and June 30, 2021 other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected. Based on historical trends, the Hotel applies a 50% rate of default to receivables between 90 and 120 days and a 100% rate of default to receivables over 120 days. InterGroup applies a 50% rate of default to receivables from tenants that are over 30 days.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our condensed consolidated balance sheets. Contract liabilities increased to $445,000 as of December 31, 2021, from $161,000 as of June 30, 2021. The increase for the six months ended December 31, 2021 was primarily driven by $284,000 of advance deposits received for future reservations.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers and lease agreements do not extend beyond one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2021	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(764,000)	1,041,000
Furniture and equipment	32,276,000	(28,201,000)	4,075,000
Building and improvements	64,587,000	(34,619,000)	29,968,000
Investment in Hotel, net	$101,406,000	$(63,584,000)	$37,822,000

		Accumulated	Net Book
June 30, 2021	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(606,000)	1,199,000
Furniture and equipment	31,014,000	(27,957,000)	3,057,000
Building and improvements	64,585,000	(33,928,000)	30,657,000
Investment in Hotel, net	$100,142,000	$(62,491,000)	$37,651,000

Finance lease ROU assets, furniture and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years. Building and improvements are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 15 to 39 years. Depreciation expense related to our investment in hotel for the six months ended December 31, 2021 and December 31, 2020 are $1,093,000 and $1,162,000, respectively.

NOTE 5 – INVESTMENT IN REAL ESTATE, NET

The Company’s investment in real estate includes sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved land located in Maui, Hawaii.

Investment in real estate consisted of the following:

As of	December 31, 2021	June 30, 2021
Land	$22,998,000	$22,998,000
Buildings, improvements and equipment	68,827,000	68,173,000
Accumulated depreciation	(46,120,000)	(44,930,000)
	45,705,000	46,241,000
Land held for development	1,468,000	1,468,000
Investment in real estate, net	$47,173,000	$47,709,000

Building, improvements, and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 5 to 40 years. Depreciation expense related to our investment in real estate for the six months ended December 31, 2021 and December 31, 2020 are $1,190,000 and $1,210,000, respectively.

NOTE 6 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At December 31, 2021 and June 30, 2021, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments, along with the changes in amounts due to broker are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value
As of
December 31, 2021
Corporate
Equities	$19,124,000	$3,798,000	$(1,774,000)	$2,024,000	$21,148,000
As of
June 30, 2021
Corporate
Equities	$29,816,000	$8,634,000	$(2,658,000)	$5,976,000	$35,792,000

As of June 30, 2021, approximately 4% of the investment in marketable securities balance above is comprised of the common stock of Comstock Mining Inc. (“Comstock” - NYSE AMERICAN: LODE). As of December 31, 2021, the Company does not have any investment in the common stock of Comstock. The Company’s director and Chairman of the Audit Committee, William J. Nance, serves as Comstock’s director and Chairman of the Audit and Finance, Compensation and Nominating and Governance Committees of Comstock.

As of December 31, 2021 and June 30, 2021, the Company had $122,000 and $2,176,000, respectively, of unrealized losses related to securities held for over one year; of which $0 and $1,933,000 are related to its investment in Comstock, respectively.

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net (losses) gains on marketable securities for the three and six months ended December 31, 2021 and 2020, respectively:

For the three months ended December 31,	2021	2020
Realized loss on marketable securities, net	$(813,000)	$(672,000)
Realized loss on marketable securities related to Comstock	(2,441,000)	-
Unrealized gain on marketable securities, net	693,000	4,173,000
Unrealized gain (loss) on marketable securities related to Comstock	210,000	(44,000)
Net (loss) gain on marketable securities	$(2,351,000)	$3,457,000

For the six months ended December 31,	2021	2020
Realized gain (loss) on marketable securities, net	$1,580,000	$(934,000)
Realized loss on marketable securities related to Comstock	(2,581,000)	-
Unrealized (loss) gain on marketable securities, net	(3,518,000)	4,182,000
Unrealized gain on marketable securities related to Comstock	-	51,000
Net (loss) gain on marketable securities	$(4,519,000)	$3,299,000

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

The assets and liabilities measured at fair value on a recurring basis are as follows:

As of	December 31, 2021	June 30, 2021
	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$7,014,000	$11,624,000
Communication services	4,732,000	4,872,000
Financial services	2,951,000	3,873,000
Technology	1,930,000	442,000
Industrials	1,487,000	3,746,000
Energy	1,427,000	6,374,000
Consumer cyclical	745,000	1,702,000
Basic material	357,000	1,797,000
Healthcare	237,000	981,000
Other	268,000	381,000
Total	21,148,000	35,792,000

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

			Net loss for the six months ended
Assets	Level 3	December 31, 2021	December 31, 2021

Other non-marketable investments	$-	$-	$(41,000)

			Net loss for the six months ended
Assets	Level 3	June 30, 2021	December 31, 2020

Other non-marketable investments	$41,000	$41,000	$(89,000)

For the six months ended December 31, 2021 and 2020, we received distribution from other non-marketable investments of zero and $118,000, respectively.

Other investments in non-marketable securities are carried at cost net of any impairment loss. The Company has no significant influence or control over the entities that issue these investments and holds less than 20% ownership in each of the investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near-term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

NOTE 8 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows.

As of	December 31, 2021	June 30, 2021

Cash and cash equivalents	$12,168,000	$6,808,000
Restricted cash	8,646,000	8,584,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$20,814,000	$15,392,000

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

During the six months ended December 31, 2021 and 2020, the Company recorded stock option compensation cost of $4,000 and $10,000, respectively, related to stock options that were previously issued. As of December 31, 2021, all compensation related to stock options have been recognized.

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

The following table summarizes the stock options activity from July 1, 2020 to December 31, 2021:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	July 1, 2020	341,195	$16.95	3.83 years	$3,271,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Outstanding at	June 30, 2021	341,195	$16.95	2.83 years	$8,890,000
Exercisable at	June 30, 2021	337,595	$16.84	2.80 years	$8,833,000
Vested and Expected to vest at	June 30, 2021	341,195	$16.95	2.83 years	$8,890,000

Oustanding at	July 1, 2021	341,195	$16.95	2.83 years	$8,890,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Outstanding at	December 31, 2021	341,195	$16.95	2.32 years	$11,616,000
Exercisable at	December 31, 2021	337,595	$16.84	2.29 years	$11,531,000
Vested and Expected to vest at	December 31, 2021	341,195	$16.95	2.32 years	$11,616,000

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

Information below represents reported segments for the three and six months ended December 31, 2021 and 2020. Operating income (loss) from hotel operations consists of the operation of the hotel and the garage. Operating income from real estate operations consists of the operation of rental properties. Operating gains (losses) from investment transactions consists of net investment gains (losses), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax (expense) benefit for the entire Company.

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2021	Operations	Operations	Transactions	Corporate	Total
Revenues	$6,348,000	$3,866,000	$-	$-	$10,214,000
Segment operating expenses	(6,479,000)	(2,276,000)	-	(576,000)	(9,331,000)
Segment (loss) income	(131,000)	1,590,000	-	(576,000)	883,000
Interest expense - mortgage	(1,654,000)	(628,000)	-	-	(2,282,000)
Depreciation and amortization expense	(539,000)	(596,000)	-	-	(1,135,000)
Gain (loss) from extinguishment of debt	2,000,000	(335,000)	-	-	1,665,000
Loss from investments	-	-	(2,290,000)	-	(2,290,000)
Income tax benefit	-	-	-	916,000	916,000
Net (loss) income	$(324,000)	$31,000	$(2,290,000)	$340,000	$(2,243,000)
Total assets	$45,741,000	$47,173,000	$21,148,000	$19,581,000	$133,643,000

For the three months	Hotel	Real Estate	Investment
ended December 31, 2020	Operations	Operations	Transactions	Corporate	Total
Revenues	$3,109,000	$3,554,000	$-	$-	$6,663,000
Segment operating expenses	(5,133,000)	(2,101,000)	-	(559,000)	(7,793,000)
Segment (loss) income	(2,024,000)	1,453,000	-	(559,000)	(1,130,000)
Interest expense - mortgage	(1,668,000)	(573,000)	-	-	(2,241,000)
Depreciation and amortization expense	(582,000)	(599,000)	-	-	(1,181,000)
Gain from investments	-	-	3,224,000	-	3,224,000
Income tax benefit	-	-	-	265,000	265,000
Net (loss) income	$(4,274,000)	$281,000	$3,224,000	$(294,000)	$(1,063,000)

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2021	Operations	Operations	Transactions	Corporate	Total
Revenues	$13,153,000	$7,982,000	$-	$-	$21,135,000
Segment operating expenses	(12,812,000)	(4,350,000)	-	(1,386,000)	(18,548,000)
Segment income (loss)	341,000	3,632,000	-	(1,386,000)	2,587,000
Interest expense - mortgage	(3,315,000)	(1,209,000)	-	-	(4,524,000)
Depreciation and amortization expense	(1,093,000)	(1,190,000)	-	-	(2,283,000)
Gain (loss) from extinguishment of debt	2,000,000	(335,000)	-	-	1,665,000
Loss from investments	-	-	(4,625,000)	-	(4,625,000)
Income tax benefit	-	-	-	2,031,000	2,031,000
Net (loss) income	$(2,067,000)	$898,000	$(4,625,000)	$645,000	$(5,149,000)
Total assets	$45,741,000	$47,173,000	$21,148,000	$19,581,000	$133,643,000

For the six months	Hotel	Real Estate	Investment
ended December 31, 2020	Operations	Operations	Transactions	Corporate	Total
Revenues	$6,534,000	$7,038,000	$-	$-	$13,572,000
Segment operating expenses	(10,166,000)	(3,988,000)	-	(1,926,000)	(16,080,000)
Segment (loss) income	(3,632,000)	3,050,000	-	(1,926,000)	(2,508,000)
Interest expense - mortgage	(3,368,000)	(1,188,000)	-	-	(4,556,000)
Depreciation and amortization expense	(1,161,000)	(1,211,000)	-	-	(2,372,000)
Gain from sale of real estate	-	12,043,000	-	-	12,043,000
Gain from investments	-	-	2,859,000	-	2,859,000
Income tax expense	-	-	-	(1,710,000)	(1,710,000)
Net (loss) income	$(8,161,000)	$12,694,000	$2,859,000	$(3,636,000)	$3,756,000

NOTE 11 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of December 31, 2021 and June 30, 2021, respectively.

As of	December 31, 2021	June 30, 2021
Note Payable - Hilton	$2,533,000	$2,692,000
Related party note payable - Aimbridge	1,271,000	1,396,000
SBA Loans	-	2,000,000
Total related party and other notes payable	$3,804,000	$6,088,000

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Operating entered into an HMA with Aimbridge to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Aimbridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. During the first quarter of fiscal year 2021, the Hotel obtained approval from Aimbridge to use the key money for hotel operations and the funds were exhausted by December 31, 2020. Unamortized portion of the key money is included in the related party notes payable in the condensed consolidated balance sheets.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice had used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the condensed consolidated statement of operations for the six months ended December 31, 2021.

Future minimum principal payments and amortizations for all related party and other financing transactions are as follows:

For the year ending June 30,
2022	$283,000
2023	567,000
2024	567,000
2025	567,000
2026	567,000
Thereafter	1,253,000
$3,804,000

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $89,818,000 and $90,745,000 as of December 31, 2021 and June 30, 2021, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of December 31, 2021, InterGroup is in compliance with both requirements. However, due to the Hotel’s current low occupancy and its negative impact on the Hotel’s cash flow, Justice Operating Company, LLC have not been meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lock-box by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2022. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of Justice in December 2021, Portsmouth replaced Justice as the single member of Mezzanine and assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. As of December 31, 2021 and June 30, 2021, the balance of the loan was $11,350,000 and $6,650,000, respectively, and is eliminated in the condensed consolidated balance sheets.

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

Four of the Portsmouth directors serve as directors of InterGroup. The Company’s Vice President Real Estate was elected President of Portsmouth in May 2021. The Company’s director and Chairman of the Audit Committee, William J. Nance, serves as Comstock’s director and Chairman of the Audit and Finance, Compensation and Nominating and Governance Committees of Comstock.

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

NOTE 12 – ACCOUNTS PAYABLE AND OTHER LIABILITIES - HOTEL

The following summarizes the balances of accounts payable and other liabilities – Hotel as of December 31, 2021 and June 30, 2021.

As of	December 31, 2021	June 30, 2021

Payroll and related accruals	$2,458,000	$2,345,000
Trade payable	2,083,000	2,113,000
Withholding and other taxes payable	536,000	885,000
Advance deposits	484,000	161,000
Finance leases	422,000	664,000
Security deposit	52,000	52,000
Mortgage interest payable	-	582,000
Other payables	914,000	606,000
Total accounts payable and other liabilities - Hotel	$6,949,000	$7,408,000

As of December 31, 2021, the Company had finance lease obligations outstanding of $422,000. These finance leases expire in various years through 2023 at rates ranging from 4.62% to 6.25% per annum. Minimum future lease payments for assets under finance leases as of December 31, 2021 are as follows:

For the year ending June 30,

2022	$249,000
2023	188,000
Total minimum lease payments	437,000
Less interest on finance lease	(15,000)
Present value of future minimum lease payments	$422,000

NOTE 13 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of December 31, 2021 and June 30, 2021.

As of	December 31, 2021	June 30, 2021

Trade payable	$545,000	$485,000
Advance deposits	312,000	282,000
Property tax payable	942,000	559,000
Payroll and related accruals	48,000	42,000
Interest payable	239,000	142,000
Withholding and other taxes payable	263,000	867,000
Tenant security deposit	803,000	789,000
Other payables	364,000	191,000
Total accounts payable and other liabilities	$3,516,000	$3,357,000

NOTE 14 – NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

Basic (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similarly to basic loss per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	For the three and six months ended December 31,
	2021	2020
Options outstanding	337,595	333,995
Total	337,595	333,995

NOTE 15 – SUBSEQUENT EVENT

None.

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

On August 20, 2021, San Francisco announced vaccination requirements for indoor activities. This order requires restaurants, theaters, and entertainment venues where food or drink is served inside, as well as gyms, recreation facilities, yoga studios, dance studios and other fitness establishments, clubs involving elevated breathing to show proof of vaccination.

On January 11, 2022, a new Health Order has been issued. The primary change to the Order is to comply with changes the state made lowering the threshold for mega events to 500 attendees indoor and 5,000 attendees outdoor beginning January 15, 2022. This will have significant impact on the demand for major event drivers, primarily citywide events that many attendees will not be able to attend due to vaccination status along with the organizers cancelling events based on decreased anticipated attendance because of these regulations.

The San Francisco hospitality market has seen the two largest citywide events go virtual with DreamForce in September 2021 and JP Morgan Healthcare Conference in January 2022. RSA Conference originally scheduled for February 2022 was moved to June 2022 and Google Could Next was cancelled for 2022. We expect to continue to see cancellation of citywide events throughout the year.

In response to the decrease in demand, we have since furloughed all managers at the Hotel except for members of the executive team and continue to limit hourly staff to a minimum. By the end of March 2020, we had temporarily closed all our food and beverage outlets, valet parking, concierge and bell services, fitness center, as well as the executive lounge facility. We continue to implement social distancing standards and cleaning processes designed by Aimbridge and Hilton to keep employees and guests safe. The full impact and duration of the COVID-19 outbreak continues to evolve as of the date of this Annual Report. The pandemic effectively eliminated our ability to generate any profits, due to the drastic decline in both leisure and business travel. As a result, management believes the ongoing length and severity of the economic downturn caused by the pandemic will have a material adverse impact on our future business, financial condition, liquidity and financial results. We are also assessing the potential impact on the impairment analysis of our long-lived assets and the realization of our deferred tax assets. As of the date of this report, the effects of the pandemic continue to affect our economy, business and leisure travel, and our needs to continue to curtail certain revenue generating activities at the Hotel. We expect that the effects will have a material adverse effect on our business until the pandemic ends.

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

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice had used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the condensed consolidated statement of operations for the six months ended December 31, 2021.

RESULTS OF OPERATIONS

As of December 31, 2021, the Company owns approximately 75% of the common shares of Portsmouth Square, Inc. Historically, the Company’s principal source of revenue is derived from the investment of its subsidiary, Portsmouth, in the Justice Investors Limited Partnership (“Justice” or the “Partnership”) inclusive of hotel room revenue, food and beverage revenue, garage revenue, and revenue from other operating departments. Justice owned the Hotel and related facilities, including a five-level underground parking garage up to its dissolution on December 23, 2021 when Portsmouth replaced Justice as the owner of the Hotel. The financial statements of Justice had been consolidated with those of the Company. However, the impact of the COVID-19 pandemic is highly uncertain and management expects that the ongoing length and severity of the economic downturn will have a material adverse impact on our business, financial condition, liquidity and financial results.

The Hotel is a full-service Hilton brand hotel pursuant to a Franchise License Agreement (the “License Agreement”) with Hilton. The Partnership entered into the License Agreement on December 10, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the opening date, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, the Partnership and Hilton entered into an amended franchise agreement which extended the License Agreement through 2030, modified the monthly royalty rate, extended geographic protection to the Partnership and also provided the Partnership certain key money cash incentives to be earned through 2030. The key money cash incentives were received on July 1, 2015.

Operating entered into a Hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, along with its five-level parking garage, with an effective date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the February 3, 2017 date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue.

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

The Company acquires its investments in real estate and other investments utilizing cash, securities, or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity, and debt securities from time to time and will consider other investments if such investments offer growth or profit potential.

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

The Company had a net loss of $2,243,000 for the three months ended December 31, 2021 compared to a net loss of $1,063,000 for the three months ended December 31, 2020. The change is primarily attributable to $2,351,000 loss on marketable securities in the three months ended December 31, 2021.

Hotel Operations

The Company had net loss from Hotel operations of $324,000 for the three months ended December 31, 2021 compared to net loss of $4,274,000 for the three months ended December 31, 2020. The change is primarily attributable to the increase in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2021 and 2020.

For the three months ended December 31,	2021	2020
Hotel revenues:
Hotel rooms	$5,218,000	$2,584,000
Food and beverage	296,000	76,000
Garage	768,000	424,000
Other operating departments	66,000	25,000
Total hotel revenues	6,348,000	3,109,000
Operating expenses excluding depreciation and amortization	(6,479,000)	(5,133,000)
Operating loss before interest, depreciation and amortization	(131,000)	(2,024,000)
Gain on extinguishment of debt	2,000,000	-
Interest expense - mortgage	(1,654,000)	(1,668,000)
Depreciation and amortization expense	(539,000)	(582,000)
Net loss from Hotel operations	$(324,000)	$(4,274,000)

For the three months ended December 31, 2021, the Hotel had operating loss of $131,000 before interest expense, depreciation, and amortization on total operating revenues of $6,348,000 compared to operating loss of $2,024,000 before interest expense, depreciation, and amortization on total operating revenues of $3,109,000 for the three months ended December 31, 2020. For the three months ended December 31, 2021, room revenues increased by $2,634,000, food and beverage revenue increased by $220,000, and garage revenue increased by $344,000, compared to the three months ended December 31, 2020. The year over year increase in all the revenue sources are result of the recovery from the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses increased by $1,346,000 due to increase in salaries and wages, rooms commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended December 31, 2021 and 2020.

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2021	$138	75%	$104
2020	$107	48%	$52

The Hotel’s revenues increased by 104% this quarter as compared to the previous comparable quarter. Average daily rate increased by $31, average occupancy increased by 27%, and RevPAR increased by $52 for the three months ended December 31, 2021 compared to the three months ended December 31, 2020.

Real Estate Operations

Net income from real estate operations for the three months ended December 31, 2021 increased by $85,000 compared to the three months ended December 31, 2020 due to increase in revenue. Revenue from real estate operations increased by $312,000 year over year due to increase in market rent and reduction in bad debt. All the Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $2,351,000 for the three months ended December 31, 2021 compared to a net gain on marketable securities of $3,457,000 for the three months ended December 31, 2020. For the three months ended December 31, 2021, the Company had a net realized loss of $3,254,000 and a net unrealized gain of $903,000. For the three months ended December, 31, 2021, Company had a net realized loss of $2,441,000 from its investment in Comstock. For the three months ended December 31, 2020, the Company had a net realized loss of $672,000 and a net unrealized gain of $4,129,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiary Portsmouth compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit during the three months ended December 31, 2021 and 2020 represent primarily the income tax effect of the pretax (loss) income at InterGroup and Portsmouth, which includes its share in net loss of the Hotel.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

The Company had net loss of $5,149,000 for the six months ended December 31, 2021 compared to net income of $3,756,000 for the six months ended December 31, 2020. The change is primarily attributable to the $12,043,000 gain from sale of real estate in August 2020 and $4,519,000 loss on marketable securities in the six months ended December 31, 2021.

Hotel Operations

The Company had net loss from Hotel operations of $2,067,000 for the six months ended December 31, 2021 compared to net loss of $8,161,000 for the six months ended December 31, 2020. The change is primarily attributable to the increase in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2021 and 2020.

For the six months ended December 31,	2021	2020
Hotel revenues:
Hotel rooms	$10,780,000	$5,474,000
Food and beverage	562,000	113,000
Garage	1,675,000	894,000
Other operating departments	136,000	53,000
Total hotel revenues	13,153,000	6,534,000
Operating expenses excluding depreciation and amortization	(12,812,000)	(10,166,000)
Operating income (loss) before interest, depreciation and amortization	341,000	(3,632,000)
Gain on extinguishment of debt	2,000,000	-
Interest expense - mortgage	(3,315,000)	(3,368,000)
Depreciation and amortization expense	(1,093,000)	(1,161,000)
Net loss from Hotel operations	$(2,067,000)	$(8,161,000)

For the six months ended December 31, 2021, the Hotel had operating income of $341,000 before interest expense, depreciation, and amortization on total operating revenues of $13,153,000 compared to operating loss of $3,632,000 before interest expense, depreciation, and amortization on total operating revenues of $6,534,000 for the six months ended December 31, 2020. For the six months ended December 31, 2021, room revenues increased by $5,306,000, food and beverage revenue increased by $449,000, and garage revenue increased by $781,000, compared to the six months ended December 31, 2020. The year over year increase in all the revenue sources are result of the recovery from the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses increased by $2,646,000 due to increase in salaries and wages, rooms commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the six months ended December 31, 2021 and 2020.

Six Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR

2021	$139	77%	$107
2020	$107	51%	$55

The Hotel’s revenues increased by 101% for the six months ended December 31, 2021 as compared to the six months ended December 31, 2020. Average daily rate increased by $32, average occupancy increased by 26%, and RevPAR increased by $52 for the six months ended December 31, 2021 compared to the six months ended December 31, 2020.

Real Estate Operations

Net income from real estate operations for the six months ended December 31, 2021 decreased by $11,796,000 compared to the six months ended December 31, 2020 due to the $12,043,000 gain from sale of real estate in August 2020. Revenue from real estate operations increased by $944,000 year over year due to reduction in vacancy and bad debt. All the Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $4,519,000 for the six months ended December 31, 2021 compared to a net gain on marketable securities of $3,299,000 for the six months ended December 31, 2020. For the six months ended December 31, 2021, the Company had a net realized loss of $1,001,000 and a net unrealized loss of $3,518,000. For the six months ended December, 31, 2021, Company had a net realized loss of $2,581,000 from its investment in Comstock. For the six months ended December 31, 2020, the Company had a net realized loss of $934,000 and a net unrealized gain of $4,233,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of December 31, 2021 and June 30, 2021 by selected industry groups.

		% of Total
As of December 31, 2021		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$7,014,000	33.2%
Communication services	4,732,000	22.4%
Financial services	2,951,000	14.0%
Technology	1,930,000	9.1%
Industrials	1,487,000	7.0%
Energy	1,427,000	6.7%
Consumer cyclical	745,000	3.5%
Basic material	357,000	1.7%
Utilities	268,000	1.3%
Healthcare	237,000	1.1%
	$21,148,000	100.0%

		% of Total
As of June 30, 2021		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$11,624,000	32.5%
Energy	6,374,000	17.8%
Communication services	4,872,000	13.6%
Financial services	3,873,000	10.8%
Industrials	3,746,000	10.5%
Basic material	1,797,000	5.0%
Consumer cyclical	1,702,000	4.8%
Healthcare	981,000	2.7%
Technology	442,000	1.2%
Other	381,000	1.1%
	$35,792,000	100.0%

As of December 31, 2021, the Company’s investment portfolio is diversified with 69 different equity positions. The Company held one equity security that is more than 10% of the equity value of the portfolio. The largest security position represents 21% of the portfolio and consists of the common stock of Viacom CBS, Inc. (NASDAQ: VIACP) which is included in the communication services industry group.

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

The following table shows the net (loss) gain on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended December 31,	2021	2020

Net (loss) gain on marketable securities	$(120,000)	$3,501,000
Net (loss) on marketable securities - Comstock	(2,231,000)	(44,000)
Impairment loss on other investments	(41,000)	(27,000)
Dividend and interest income	462,000	81,000
Margin interest expense	(204,000)	(161,000)
Trading and management expenses	(156,000)	(126,000)
Net (loss) gain from investment transactions	$(2,290,000)	$3,224,000

For the six months ended December 31,	2021	2020

Net (loss) gain on marketable securities	$(1,938,000)	$3,248,000
Net (loss) gain on marketable securities - Comstock	(2,581,000)	51,000
Impairment loss on other investments	(41,000)	(89,000)
Dividend and interest income	649,000	205,000
Margin interest expense	(426,000)	(281,000)
Trading and management expenses	(288,000)	(275,000)
Net (loss) gain from investment transactions	$(4,625,000)	$2,859,000

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash and cash equivalents of $12,168,000 and $6,808,000 as of December 31, 2021 and June 30, 2021, respectively. The Company had marketable securities, net of margin due to securities brokers, of $18,184,000 and $21,456,000 as of December 31, 2021 and June 30, 2020, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. During the six months ending December 31, 2021, InterGroup advanced $4,700,000 to the Hotel, bringing the total amount due to InterGroup to $11,350,000 at December 31, 2021. Portsmouth could amend its by-laws and increase the number of authorized shares in order to issue additional shares to raise capital in the public markets if needed.

In order to increase our liquidity position and to take advantage of the favorable interest rate environment, we refinanced our 151-unit apartment complex in Parsippany, New Jersey on April 30, 2020, generating net proceeds of $6,814,000. In June 2020, we refinanced one of our California properties and generated net proceeds of $1,144,000. During the fiscal year ended June 30, 2021, we completed refinancing on six of our California properties and generated net proceeds of $6,762,000. During the six months ending December 31, 2021, we refinanced five of our properties’ existing mortgages and obtained a mortgage note payable on one of our California properties, generating net proceeds totaling $16,099,000 as a result. We are currently evaluating other refinancing opportunities and we could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. The Company has an uncollateralized $5,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $5,000,000 is available to be drawn down as of December 31, 2021 should additional liquidity be necessary.

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

On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup was scheduled to mature on April 27, 2022 and had a 1.00% interest rate. On March 17, 2021, SBA Loan – InterGroup was forgiven in full.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice had used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the condensed consolidated statement of operations for the six months ended December 31, 2021.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of December 31, 2021, the Company’s material financial obligations which also includes interest payments.

		6 Months	Year	Year	Year	Year
	Total	2022	2023	2024	2025	2026	Thereafter
Mortgage and subordinated notes payable	$196,118,000	$1,431,000	$12,960,000	$108,321,000	$3,866,000	$1,066,000	$68,474,000
Related party notes payable	3,804,000	283,000	567,000	567,000	567,000	567,000	1,253,000
Interest	34,564,000	4,533,000	8,723,000	5,376,000	2,241,000	2,126,000	11,565,000
Total	$234,486,000	$6,247,000	$22,250,000	$114,264,000	$6,674,000	$3,759,000	$81,292,000

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. Since Aimbridge has the power and ability to adjust hotel room rates on an ongoing basis, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company’s income is not viewed by management as material.

The Company’s residential rental properties provide income from short-term operating leases and no lease extends beyond one year. Rental increases are expected to offset anticipated increased property operating expenses.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the six months ended December 31, 2021. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 for a summary of the critical accounting policies.

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

Item 5. OTHER INFORMATION

There have been no events that are required to be reported under this Item.

Item 6. EXHIBITS

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERGROUP CORPORATION
(Registrant)

Date: February 14, 2022	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2022	by	/s/ Danfeng Xu
Danfeng Xu
Treasurer and Controller
(Principal Financial Officer)

-32-