Form 10-Q
period 2022-03-31
INTERGROUP CORP
filed 2022-05-02
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes ☒ No

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	INTG	NASDAQ CAPITAL MARKET

The number of shares outstanding of registrant’s Common Stock, as of April 29, 2022 was 2,242,315.

PART I

FINANCIAL INFORMATION

Item 1 -	Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	March 31, 2022	June 30, 2021
	(unaudited)
ASSETS
Investment in Hotel, net	$37,677,000	$37,651,000
Investment in real estate, net	47,625,000	47,709,000
Investment in marketable securities	25,541,000	35,792,000
Cash and cash equivalents	6,548,000	6,808,000
Restricted cash	7,728,000	8,584,000
Other assets, net	3,054,000	1,662,000
Deferred tax asset	4,880,000	2,140,000
Total assets	$133,053,000	$140,346,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$7,363,000	$7,408,000
Accounts payable and other liabilities	3,040,000	3,357,000
Due to securities broker	2,720,000	7,917,000
Obligations for securities sold	1,257,000	6,419,000
Related party and other notes payable	3,675,000	4,088,000
Other notes payable - SBA Loans	-	2,000,000
Mortgage notes payable - Hotel, net	109,092,000	110,134,000
Mortgage notes payable - real estate, net	85,146,000	70,259,000
Total liabilities	212,293,000	211,582,000

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,459,888 and 3,404,982 issued; 2,243,183 and 2,222,919 outstanding, respectively	33,000	33,000
Additional paid-in capital	2,118,000	2,172,000
Accumulated deficit	(42,023,000)	(36,394,000)
Treasury stock, at cost, 1,216,705 and 1,182,063 shares, respectively	(18,995,000)	(17,370,000)
Total InterGroup shareholders’ deficit	(58,867,000)	(51,559,000)
Noncontrolling interest	(20,373,000)	(19,677,000)
Total shareholders’ deficit	(79,240,000)	(71,236,000)

Total liabilities and shareholders’ deficit	$133,053,000	$140,346,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended March 31,	2022	2021
Revenues:
Hotel	$6,632,000	$2,902,000
Real estate	3,826,000	3,465,000
Total revenues	10,458,000	6,367,000
Costs and operating expenses:
Hotel operating expenses	(6,544,000)	(3,990,000)
Real estate operating expenses	(2,270,000)	(2,043,000)
Depreciation and amortization expenses	(1,185,000)	(1,127,000)
General and administrative expenses	(580,000)	(605,000)

Total costs and operating expenses	(10,579,000)	(7,765,000)

Loss from operations	(121,000)	(1,398,000)

Other (expense) income:
Interest expense - mortgages	(2,188,000)	(2,180,000)
Net gain on marketable securities	906,000	768,000
Net gain on marketable securities - Comstock	-	4,870,000
Gain on extinguishment of debt	-	453,000
Impairment loss on other investments	-	(30,000)
Dividend and interest income	158,000	158,000
Trading and margin interest expense	(339,000)	(362,000)
Total other (expense) income, net	(1,463,000)	3,677,000

(Loss) income before income taxes	(1,584,000)	2,279,000
Income tax benefit (expense)	711,000	(880,000)
Net (loss) income	(873,000)	1,399,000
Less: Net loss (gain) attributable to the noncontrolling interest	407,000	(289,000)
Net (loss) gain attributable to InterGroup Corporation	$(466,000)	$1,110,000

Net (loss) income per share
Basic	$(0.39)	$0.62
Diluted	N/A	$0.54

Net (loss) income per share attributable to InterGroup Corporation
Basic	$(0.21)	$0.49
Diluted	N/A	$0.43

Weighted average number of basic common shares outstanding	2,230,872	2,267,115
Weighted average number of diluted common shares outstanding	N/A	2,604,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the nine months ended March 31,	2022	2021
Revenues:
Hotel	$19,785,000	$9,436,000
Real estate	11,808,000	10,503,000
Total revenues	31,593,000	19,939,000
Costs and operating expenses:
Hotel operating expenses	(19,356,000)	(14,156,000)
Real estate operating expenses	(6,620,000)	(6,031,000)
Depreciation and amortization expenses	(3,468,000)	(3,499,000)
General and administrative expenses	(1,966,000)	(2,531,000)

Total costs and operating expenses	(31,410,000)	(26,217,000)

Income (loss) from operations	183,000	(6,278,000)

Other (expense) income:
Interest expense - mortgages	(6,712,000)	(6,736,000)
Gain on sale of real estate	-	12,043,000
Net (loss) gain on marketable securities	(1,032,000)	4,016,000
Net (loss) gain on marketable securities - Comstock	(2,581,000)	4,921,000
Gain on extinguishment of debt	1,665,000	453,000
Impairment loss on other investments	(41,000)	(119,000)
Dividend and interest income	807,000	363,000
Trading and margin interest expense	(1,053,000)	(918,000)
Total other (expense) income, net	(8,947,000)	14,023,000

(Loss) income before income taxes	(8,764,000)	7,745,000
Income tax benefit (expense)	2,742,000	(2,590,000)
Net (loss) income	(6,022,000)	5,155,000
Less: Net loss attributable to the noncontrolling interest	1,392,000	440,000
Net (loss) income attributable to InterGroup Corporation	$(4,630,000)	$5,595,000

Net (loss) income per share
Basic	$(2.71)	$2.26
Diluted	N/A	$1.97

Net loss (income) per share attributable to InterGroup Corporation
Basic	$(2.09)	$2.46
Diluted	N/A	$2.14

Weighted average number of basic common shares outstanding	2,219,220	2,276,220
Weighted average number of diluted common shares outstanding	N/A	2,613,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury	InterGroup Shareholders’	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2021	3,404,982	$33,000	$2,172,000	$(36,394,000)	$(17,370,000)	$(51,559,000)	$(19,677,000)	$(71,236,000)
Net Loss	-	-	-	(2,161,000)	-	(2,161,000)	(745,000)	(2,906,000)
Stock options expense	-	-	2,000	-	-	2,000	-	2,000
Investment in Portsmouth	-	-	(25,000)	-	-	(25,000)	17,000	(8,000)
Purchase of remaining interest in Justice	-	-	-	(999,000)	-	(999,000)	999,000	-
Investment in Justice	-	-	-	-	-	-	(344,000)	(344,000)
Purchase of treasury stock	-	-	-	-	(74,000)	(74,000)	-	(74,000)
Balance at
September 30, 2021	3,404,982	33,000	2,149,000	(39,554,000)	(17,444,000)	(54,816,000)	(19,750,000)	(74,566,000)
Net Loss	-	-	-	(2,003,000)	-	(2,003,000)	(240,000)	(2,243,000)
Stock options expense	-	-	2,000	-	-	2,000	-	2,000
Investment in Portsmouth	-	-	(33,000)	-	-	(33,000)	24,000	(9,000)
Purchase of treasury stock	-	-	-	-	(1,513,000)	(1,513,000)	-	(1,513,000)
Balance at
December 31, 2021	3,404,982	33,000	2,118,000	(41,557,000)	(18,957,000)	(58,363,000)	(19,966,000)	(78,329,000)
Issuance of stock	54,906	-	-	-	-	-	-	-
Net Loss	-	-	-	(466,000)	-	(466,000)	(407,000)	(873,000)
Purchase of treasury stock	-	-	-	-	(38,000)	(38,000)	-	(38,000)
Balance at
March 31, 2022	3,459,888	$33,000	$2,118,000	$(42,023,000)	$(18,995,000)	$(58,867,000)	$(20,373,000)	$(79,240,000)

	Common Stock		Additional Paid-in	Accumulated	Treasury	InterGroup Shareholders’	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2020	3,404,982	$33,000	$6,626,000	$(43,541,000)	$(14,995,000)	$(51,877,000)	$(22,370,000)	$(74,247,000)
Net income	-	-	-	4,550,000	-	4,550,000	269,000	4,819,000
Stock options expense	-	-	5,000	-	-	5,000	-	5,000
Purchase of treasury stock	-	-	-	-	(140,000)	(140,000)	-	(140,000)
Balance at
September 30, 2020	3,404,982	33,000	6,631,000	(38,991,000)	(15,135,000)	(47,462,000)	(22,101,000)	(69,563,000)
Net income (loss)	-	-	-	(65,000)	-	(65,000)	(998,000)	(1,063,000)
Stock options expense	-	-	5,000	-	-	5,000	-	5,000
Purchase of treasury stock	-	-	-	-	(116,000)	(116,000)	-	(116,000)
Balance at
December 31, 2020	3,404,982	33,000	6,636,000	(39,056,000)	(15,251,000)	(47,638,000)	(23,099,000)	(70,737,000)
Net income	-	-	-	1,110,000	-	1,110,000	289,000	1,399,000
Stock options expense	-	-	2,000	-	-	2,000	-	2,000
Reclassify NCI to INTG	-	-	-	372,000	-	372,000	(372,000)	-
Investment in Justice	-	-	-	-	-	-	(206,000)	(206,000)
Distribution to NCI	-	-	-	-	-	-	(979,000)	(979,000)
Purchase of treasury stock	-	-	-	-	(1,082,000)	(1,082,000)	-	(1,082,000)
Balance at
March 31, 2021	3,404,982	$33,000	$6,638,000	$(37,574,000)	$(16,333,000)	$(47,236,000)	$(24,367,000)	$(71,603,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine months ended March 31,	2022	2021
Cash flows from operating activities:
Net (loss) income	$(6,022,000)	$5,155,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,468,000	3,499,000
Amortization of loan cost	341,000	259,000
Amortization of related party note	(426,000)	(426,000)
Gain from debt extinguishment	(2,000,000)	(453,000)
Gain on sale of real estate	-	(12,043,000)
Deferred taxes	(2,740,000)	1,658,000
Net unrealized loss (gain) on marketable securities	2,739,000	(9,604,000)
Impairment loss on other investments	41,000	119,000
Stock compensation expense	4,000	12,000
Changes in operating assets and liabilities:
Investment in marketable securities	7,512,000	(21,214,000)
Other assets	(1,433,000)	(1,199,000)
Accounts payable and other liabilities - Hotel	321,000	(1,447,000)
Accounts payable and other liabilities	(317,000)	(1,042,000)
Due to securities broker	(5,197,000)	7,445,000
Obligations for securities sold	(5,162,000)	4,967,000
Net cash used in operating activities	(8,871,000)	(24,314,000)

Cash flows from investing activities:
Payments for hotel investments	(1,694,000)	(491,000)
Payments for real estate investments	(1,716,000)	(830,000)
Payments for investment in Justice	(344,000)	(206,000)
Payments for investment in Portsmouth	(17,000)	-
Proceeds from sale of real estate	-	15,178,000
Proceeds from other investments	-	118,000
Distribution to NCI	-	(979,000)
Net cash (used in) provided by investing activities	(3,771,000)	12,790,000

Cash flows from financing activities:
Payments of mortgage and other notes payable	(2,857,000)	(3,040,000)
Proceeds from refinance of mortgage notes payable	16,099,000	5,384,000
Issuance costs of refinancing mortgage and other notes payable	(91,000)	(255,000)
Purchase of treasury stock	(1,625,000)	(1,338,000)
Payments of LOC	-	(2,985,000)
Issuance cost from renewing line of credit	-	(5,000)
Proceeds from SBA loan	-	2,000,000
Net cash provided by (used in) financing activities	11,526,000	(239,000)

Net decrease in cash, cash equivalents and restricted cash	(1,116,000)	(11,763,000)
Cash, cash equivalents and restricted cash at the beginning of the period	15,392,000	28,286,000
Cash, cash equivalents and restricted cash at the end of the period	$14,276,000	$16,523,000
Supplemental information:
Interest paid	$5,921,000	$6,914,000
Taxes paid	$679,000	$2,745,000
Non-cash transaction:
Additions to Hotel equipment through finance lease	$-	$30,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by The InterGroup Corporation (“InterGroup” or the “Company”), according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of InterGroup and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021. The June 30, 2021 Condensed Consolidated Balance Sheet was derived from the Consolidated Balance Sheet as included in the Company’s Form 10-K for the year ended June 30, 2021.

The condensed consolidated financial statements include the accounts of our wholly owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended March 31, 2022 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2022.

Effective February 19, 2021, the Company’s 83.7% owned subsidiary, Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF), was liquidated and all of its assets including its 68.8% interest in Portsmouth Square Inc. (“Portsmouth”), a public company (OTCBB: PRSI) was distributed to its shareholders in exchange for their Santa Fe common stock. InterGroup received cash of $5,013,000 and 422,998 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. As a former 3.7% shareholder of Santa Fe, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, received cash of $221,000 and 18,641 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. On April 12, 2021, Santa Fe received a filed stamped copy of its Articles of Dissolution from the State of Nevada, and Santa Fe is effectively fully dissolved and no longer in legal existence. The liquidation and distribution of Santa Fe did not have an impact on the consolidated statement of operations for the fiscal year ended June 30, 2021 but rather on the condensed consolidated balance sheets as of June 30, 2021 as a reclass between noncontrolling interests and accumulated deficit. As of March 31, 2022, InterGroup owns approximately 75% of the outstanding common shares of Portsmouth. As of March 31, 2022, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth.

Portsmouth’s primary business was conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). Effective July 15, 2021, Portsmouth completed the purchase of 100% of the limited partnership interest of Justice. Effective December 23, 2021, the partnership was dissolved. The financial statements of Justice were consolidated with those of Portsmouth.

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

Aimbridge Hospitality (“Aimbridge”) manages the Hotel, along with its five-level parking garage, under certain Hotel management agreement (“HMA”) with Operating. The term of the management agreement is for an initial period of ten years commencing on the February 3, 2017 date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue.

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved real property. As of March 31, 2022, all the Company’s residential and commercial rental properties are managed in-house.

There have been no material changes to the Company’s significant accounting policies during the nine months ended March 31, 2022. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 for a summary of the significant accounting policies. Certain prior year amounts have been reclassified for consistency with the current period presentation on the condensed consolidated balance sheet. Other investment, net of $41,000 as of June 30, 2021 was reclassed to Other asset, net. Finance leases of $664,000 as of June 30, 2021 was reclassed to Accounts payable and other liabilities - Hotel. These reclassifications had no effect on the reported results of operations and financial position.

Recently Issued and Adopted Accounting Pronouncements

As of March 31, 2022, management does not expect a material impact from recently issued accounting pronouncements yet to be adopted, on the Company's condensed consolidated financial statements.

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel and real estate operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic continues to have a material detrimental impact on our liquidity. For the nine months ended March 31, 2022, our net cash flow used in operations was $8,871,000. For the nine months ended March 31, 2021, our net cash flow used in operations was $24,314,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

The Company had cash and cash equivalents of $6,548,000 and $6,808,000 as of March 31, 2022 and June 30, 2021, respectively. The Company had marketable securities, net of margin due to securities brokers, of $21,564,000 and $21,456,000 as of March 31, 2022 and June 30, 2021, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. During the nine months ending March 31, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 at March 31, 2022.

In June 2020, we refinanced one of our California properties and generated net proceeds of $1,144,000. During the fiscal year ended June 30, 2021, we completed refinancing on six of our California properties and generated net proceeds of $6,762,000. During the nine months ending March 31, 2022, we refinanced five of our properties’ existing mortgages and obtained a mortgage note payable on one of our California properties, generating net proceeds totaling $16,099,000 as a result. We are currently evaluating other refinancing opportunities and we could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. The Company has an uncollateralized $5,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $5,000,000 is available to be drawn down as of March 31, 2022 should additional liquidity be necessary.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice used the proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan was scheduled to mature on April 9, 2022 with a 1.00% interest rate and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On June 10, 2021, the SBA Loan was forgiven in full.

On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. InterGroup used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup was scheduled to mature on April 27, 2022 and had a 1.00% interest rate. On March 17, 2021, SBA Loan – InterGroup was forgiven in full.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the condensed consolidated statement of operations for the nine months ended March 31, 2022.

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

The following table provides a summary as of March 31, 2022, the Company’s material financial obligations which also includes interest payments.

		3 Months	Year	Year	Year	Year
	Total	2022	2023	2024	2025	2026	Thereafter
Mortgage and subordinated notes payable	$195,528,000	$841,000	$12,960,000	$108,321,000	$3,866,000	$1,066,000	$68,474,000
Related party notes payable	3,662,000	142,000	567,000	567,000	567,000	567,000	1,252,000
Interest	32,710,000	2,678,000	8,723,000	5,376,000	2,241,000	2,126,000	11,566,000
Total	$231,900,000	$3,661,000	$22,250,000	$114,264,000	$6,674,000	$3,759,000	$81,292,000

NOTE 3 – REVENUE

Our revenue from real estate is primarily rental income from residential and commercial property leases which is recorded when due from residents and is recognized monthly as earned. The following table present our Hotel revenue disaggregated by revenue streams.

For the three months ended March 31,	2022	2021
Hotel revenues:
Hotel rooms	$5,505,000	$2,368,000
Food and beverage	372,000	17,000
Garage	677,000	479,000
Other operating departments	78,000	38,000
Total hotel revenue	$6,632,000	$2,902,000

For the nine months ended March 31,	2022	2021
Hotel revenues:
Hotel rooms	$16,285,000	$7,842,000
Food and beverage	934,000	130,000
Garage	2,352,000	1,373,000
Other operating departments	214,000	91,000
Total hotel revenue	$19,785,000	$9,436,000

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

Contract assets and liabilities

We do not have any material contract assets as of March 31, 2022 and June 30, 2021 other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected. Based on historical trends, the Hotel applies a 50% rate of default to receivables between 90 and 120 days and a 100% rate of default to receivables over 120 days. InterGroup applies a 50% rate of default to receivables from tenants that are over 30 days.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our condensed consolidated balance sheets. Contract liabilities increased to $467,000 as of March 31, 2022, from $161,000 as of June 30, 2021. The increase for the nine months ended March 31, 2022 was primarily driven by $306,000 of advance deposits received for future reservations.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers and lease agreements do not extend beyond one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2022	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(843,000)	962,000
Furniture and equipment	32,630,000	(28,351,000)	4,279,000
Building and improvements	64,663,000	(34,965,000)	29,698,000
Investment in Hotel, net	$101,836,000	$(64,159,000)	$37,677,000

		Accumulated	Net Book
June 30, 2021	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(606,000)	1,199,000
Furniture and equipment	31,014,000	(27,957,000)	3,057,000
Building and improvements	64,585,000	(33,928,000)	30,657,000
Investment in Hotel, net	$100,142,000	$(62,491,000)	$37,651,000

Finance lease ROU assets, furniture and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years. Building and improvements are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 15 to 39 years. Depreciation expense related to our investment in hotel for the nine months ended March 31, 2022 and 2021 are $1,669,000 and $1,690,000, respectively.

NOTE 5 – INVESTMENT IN REAL ESTATE, NET

The Company’s investment in real estate includes sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved land located in Maui, Hawaii.

Investment in real estate consisted of the following:

As of	March 31, 2022	June 30, 2021
Land	$22,998,000	$22,998,000
Buildings, improvements and equipment	69,888,000	68,173,000
Accumulated depreciation	(46,729,000)	(44,930,000)
	46,157,000	46,241,000
Land held for development	1,468,000	1,468,000
Investment in real estate, net	$47,625,000	$47,709,000

Building, improvements, and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 5 to 40 years. Depreciation expense related to our investment in real estate for the nine months ended March 31, 2022 and 2021 are $1,799,000 and $1,809,000, respectively.

NOTE 6 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At March 31, 2022 and June 30, 2021, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments, along with the changes in amounts due to broker are included in earnings. Trading securities are summarized as follows:

Investment	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Fair Value
As of
March 31, 2022
Corporate
Equities	$22,825,000	$3,887,000	$(1,171,000)	$2,716,000	$25,541,000
As of
June 30, 2021
Corporate
Equities	$29,816,000	$8,634,000	$(2,658,000)	$5,976,000	$35,792,000

As of June 30, 2021, approximately 4% of the investment in marketable securities balance above is comprised of the common stock of Comstock Mining Inc. (“Comstock” - NYSE AMERICAN: LODE). As of March 31, 2022, the Company does not have any investment in the common stock of Comstock. The Company’s director and Chairman of the Audit Committee, William J. Nance, serves as Comstock’s director and Chairman of the Audit and Finance, Compensation and Nominating and Governance Committees of Comstock.

As of March 31, 2022 and June 30, 2021, the Company had $148,000 and $2,176,000, respectively, of unrealized losses related to securities held for over one year; of which $0 and $1,933,000 are related to its investment in Comstock, respectively.

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net (losses) gains on marketable securities for the three and nine months ended March 31, 2022 and 2021, respectively:

For the three months ended March 31,	2022	2021
Realized gain on marketable securities, net	$127,000	$1,845,000
Realized loss on marketable securities related to Comstock	-	(1,578,000)
Unrealized gain on marketable securities, net	779,000	501,000
Unrealized gain on marketable securities related to Comstock	-	4,870,000
Net gain on marketable securities	$906,000	$5,638,000

For the nine months ended March 31,	2022	2021
Realized gain on marketable securities, net	$1,707,000	$911,000
Realized loss on marketable securities related to Comstock	(2,581,000)	(1,578,000)
Unrealized (loss) gain on marketable securities, net	(2,739,000)	4,683,000
Unrealized gain on marketable securities related to Comstock	-	4,921,000
Net (loss) gain on marketable securities	$(3,613,000)	$8,937,000

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

The assets and liabilities measured at fair value on a recurring basis are as follows:

As of	March 31, 2022	June 30, 2021
	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
Financial services	$9,874,000	$3,873,000
Communication services	5,166,000	4,872,000
REITs and real estate companies	4,510,000	11,624,000
Energy	1,974,000	6,374,000
Industrials	1,180,000	3,746,000
Technology	1,155,000	442,000
Basic material	842,000	1,797,000
Consumer cyclical	438,000	1,702,000
Healthcare	202,000	981,000
Other	200,000	381,000
Total	$25,541,000	$35,792,000

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

			Net loss for the nine months ended
Assets	Level 3	March 31, 2022	March 31, 2022

Other non-marketable investments	$-	$-	$(41,000)

			Net loss for the nine months ended
Assets	Level 3	June 30, 2021	March 31, 2021

Other non-marketable investments	$41,000	$41,000	$(119,000)

For the nine months ended March 31, 2022 and 2021, we received distributions from other non-marketable investments of zero and $118,000, respectively.

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

As of	March 31, 2022	June 30, 2021

Cash and cash equivalents	$6,548,000	$6,808,000
Restricted cash	7,728,000	8,584,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$14,276,000	$15,392,000

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

During the nine months ended March 31, 2022 and 2021, the Company recorded stock option compensation cost of $4,000 and $12,000, respectively, related to stock options that were previously issued. As of March 31, 2022, all compensation related to stock options have been recognized.

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

The following table summarizes the stock options activity from July 1, 2020 to March 31, 2022:

			Weighted	Weighted	Aggregate
		Number of Shares	Average Exercise Price	Average Remaining Life	Intrinsic Value

Oustanding at	July 1, 2020	341,195	$16.95	3.83 years	$3,271,000
Granted		-	-
Exercised		-	-
Forfeited		-	-
Exchanged		-	-
Outstanding at	June 30, 2021	341,195	$16.95	2.83 years	$8,890,000
Exercisable at	June 30, 2021	337,595	$16.84	2.80 years	$8,833,000
Vested and Expected to vest at	June 30, 2021	341,195	$16.95	2.83 years	$8,890,000

Oustanding at	July 1, 2021	341,195	$16.95	2.83 years	$8,890,000
Granted		-	-
Exercised		(90,000)	19.77		2,784,000
Forfeited		-	-
Exchanged		-	-
Outstanding at	March 31, 2022	251,195	$15.95	2.85 years	$9,057,000
Exercisable at	March 31, 2022	251,195	$15.95	2.85 years	$9,057,000
Vested and Expected to vest at	March 31, 2022	251,195	$15.95	2.85 years	$9,057,000

On January 21, 2022, Mr. Winfield exercised 90,000 of his vested stock options by surrendering 35,094 shares of the Company’s common stock at fair value as payment of the exercise price, resulting in a net issuance to him of 54,906 shares. No additional compensation expense was recorded related to the issuance.

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

Information below represents reported segments for the three and nine months ended March 31, 2022 and 2021. Operating income (loss) from hotel operations consists of the operation of the hotel and the garage. Operating income from real estate operations consists of the operation of rental properties. Operating gains (losses) from investment transactions consists of net investment gains (losses), impairment loss on other investments, net unrealized gain (loss) on other investments, dividend and interest income and trading and margin interest expense. The other segment consists of corporate general and administrative expenses and the income tax (expense) benefit for the entire Company.

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2022	Operations	Operations	Transactions	Corporate	Total
Revenues	$6,632,000	$3,826,000	$-	$-	$10,458,000
Segment operating expenses	(6,544,000)	(2,270,000)	-	(580,000)	(9,394,000)
Segment income (loss)	88,000	1,556,000	-	(580,000)	1,064,000
Interest expense - mortgage	(1,624,000)	(564,000)	-	-	(2,188,000)
Depreciation and amortization expense	(576,000)	(609,000)	-	-	(1,185,000)
Gain from investments	-	-	725,000	-	725,000
Income tax benefit	-	-	-	711,000	711,000
Net (loss) income	$(2,112,000)	$383,000	$725,000	$131,000	$(873,000)
Total assets	$46,385,000	$47,625,000	$25,541,000	$13,502,000	$133,053,000

For the three months	Hotel	Real Estate	Investment
ended March 31, 2021	Operations	Operations	Transactions	Corporate	Total
Revenues	$2,902,000	$3,465,000	$-	$-	$6,367,000
Segment operating expenses	(3,990,000)	(1,944,000)	-	(704,000)	(6,638,000)
Segment (loss) income	(1,088,000)	1,521,000	-	(704,000)	(271,000)
Interest expense - mortgage	(1,642,000)	(538,000)	-	-	(2,180,000)
Depreciation and amortization expense	(529,000)	(598,000)	-	-	(1,127,000)
Gain from debt extinguishment	-	-	-	453,000	453,000
Gain from investments	-	-	5,404,000	-	5,404,000
Income tax expense	-	-	-	(880,000)	(880,000)
Net (loss) income	$(3,259,000)	$385,000	$5,404,000	$(1,131,000)	$1,399,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2022	Operations	Operations	Transactions	Corporate	Total
Revenues	$19,785,000	$11,808,000	$-	$-	$31,593,000
Segment operating expenses	(19,356,000)	(6,620,000)	-	(1,966,000)	(27,942,000)
Segment income (loss)	429,000	5,188,000	-	(1,966,000)	3,651,000
Interest expense - mortgage	(4,939,000)	(1,773,000)	-	-	(6,712,000)
Depreciation and amortization expense	(1,669,000)	(1,799,000)	-	-	(3,468,000)
Gain (loss) from debt extinguishment	2,000,000	(335,000)	-	-	1,665,000
Loss from investments	-	-	(3,900,000)	-	(3,900,000)
Income tax benefit	-	-	-	2,742,000	2,742,000
Net (loss) income	$(4,179,000)	$1,281,000	$(3,900,000)	$776,000	$(6,022,000)
Total assets	$46,385,000	$47,625,000	$25,541,000	$13,502,000	$133,053,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2021	Operations	Operations	Transactions	Corporate	Total
Revenues	$9,436,000	$10,503,000	$-	$-	$19,939,000
Segment operating expenses	(14,156,000)	(5,932,000)	-	(2,630,000)	(22,718,000)
Segment (loss) income	(4,720,000)	4,571,000	-	(2,630,000)	(2,779,000)
Interest expense - mortgage	(5,010,000)	(1,726,000)	-	-	(6,736,000)
Gain from debt extinguishment	-	-	-	453,000	453,000
Depreciation and amortization expense	(1,690,000)	(1,809,000)	-	-	(3,499,000)
Gain from sale of real estate	-	12,043,000	-	-	12,043,000
Gain from investments	-	-	8,263,000	-	8,263,000
Income tax expense	-	-	-	(2,590,000)	(2,590,000)
Net (loss) income	$(11,420,000)	$13,079,000	$8,263,000	$(4,767,000)	$5,155,000

NOTE 11 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of March 31, 2022 and June 30, 2021, respectively.

As of	March 31, 2022	June 30, 2021
Related party note payable - Hilton	$2,455,000	$2,692,000
Related party note payable - Aimbridge	1,208,000	1,396,000
SBA Loans	-	2,000,000
Total related party and other notes payable	$3,663,000	$6,088,000

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

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the condensed consolidated statement of operations for the nine months ended March 31, 2022.

Future minimum principal payments and amortizations for all related party and other financing transactions are as follows:

For the year ending June 30,

2022	$142,000
2023	567,000
2024	567,000
2025	567,000
2026	567,000
Thereafter	1,253,000
$3,663,000

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $89,818,000 and $90,745,000 as of March 31, 2022 and June 30, 2021, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of March 31, 2022, InterGroup is in compliance with both requirements. However, due to the Hotel’s current low occupancy and its negative impact on the Hotel’s cash flow, Justice Operating Company, LLC have not been meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2022. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of Justice in December 2021, Portsmouth replaced Justice as the single member of Mezzanine and assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. As of March 31, 2022 and June 30, 2021, the balance of the loan was $14,200,000 and $6,650,000, respectively, and is eliminated in the condensed consolidated balance sheets.

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

NOTE 12 – ACCOUNTS PAYABLE AND OTHER LIABILITIES - HOTEL

The following summarizes the balances of accounts payable and other liabilities – Hotel as of March 31, 2022 and June 30, 2021.

As of	March 31, 2022	June 30, 2021

Payroll and related accruals	$2,537,000	$2,345,000
Trade payable	1,650,000	2,113,000
Withholding and other taxes payable	647,000	885,000
Advance deposits	492,000	161,000
Mortgage interest payable	407,000	582,000
Finance leases	298,000	664,000
Security deposit	52,000	52,000
Other payables	1,280,000	606,000
Total accounts payable and other liabilities - Hotel	$7,363,000	$7,408,000

As of March 31, 2022, the Company had finance lease obligations outstanding of $298,000. These finance leases expire in various years through 2023 at rates ranging from 4.62% to 6.25% per annum. Minimum future lease payments for assets under finance leases as of March 31, 2022 are as follows:

For the year ending June 30,

2022	$119,000
2023	188,000
Total minimum lease payments	307,000
Less interest on finance lease	(9,000)
Present value of future minimum lease payments	$298,000

NOTE 13 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of March 31, 2022 and June 30, 2021.

As of	March 31, 2022	June 30, 2021

Trade payable	$689,000	$485,000
Advance deposits	281,000	282,000
Property tax payable	416,000	559,000
Payroll and related accruals	54,000	42,000
Interest payable	244,000	142,000
Withholding and other taxes payable	262,000	867,000
Tenant security deposit	835,000	789,000
Other payables	259,000	191,000
Total accounts payable and other liabilities	$3,040,000	$3,357,000

NOTE 14 - NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amount in thousands):

	For the three and nine months ended March 31,
	2022	2021
Options outstanding	251,195	333,995
Total	251,195	333,995

NOTE 15 – SUBSEQUENT EVENT

The Company evaluated subsequent events through the date that the accompanying financial statements were issued, and has determined that no material subsequent events exist through the date of this filing.

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

In December 2020, due to the surge in COVID-19 cases and hospitalizations, the Health Officer of the City and County of San Francisco suspended or restricted certain activities. Health Order C19-07q (the “Order”) incorporates suspensions, reductions in capacity limits, and other restrictions contained in the Regional Stay At Home Order issued by the California Department of Public Health on December 3, 2020. Effective December 17, 2020, the Bay Area Region, including San Francisco, was required to comply with the State’s December 3, 2020 Regional Stay-at-Home Order. The Order strongly discouraged anyone in the County from travelling for leisure, recreation, business, or other purposes that could be postponed until after the surge. With limited exceptions, this Order imposed a mandatory quarantine on anyone traveling, moving, or returning to the County from anywhere outside the Bay Area. Effective January 20, 2021, Health Order C19- 07r revised and replaced the previous Order; it continued to temporarily prohibit certain businesses and activities from resuming but allowed certain other businesses, activities, travel, and governmental functions to occur subject to specified health and safety restrictions, limitations, and conditions to limit the transmission of COVID-19.

On March 24, 2021, the City and County of San Francisco announced it moved into the orange tier which removed the suggested Shelter in Place for guests travelling to San Francisco. This was a very positive step for the hotel community. This tier opened activities in the city including expanded restaurant capacities, museums, and attractions. For the hotel it allowed for guests to gather in public spaces and for outlets and amenities to open at limited capacities including fitness centers. It did not change the very stringent cleaning and sanitation requirements set forth by the Health Officer of the City and County of San Francisco which proved to be a costly measure to maintain. Effective May 6, 2021, the City and County of San Francisco moved into the yellow tier guidelines. We continue to closely monitor the very fluid changes that the Center for Disease Control, San Francisco Department of Health and other authorities implement with regards to the COVID-19 pandemic.

On August 20, 2021, San Francisco announced vaccination requirements for indoor activities. This order requires restaurants, theaters, and entertainment venues where food or drink is served inside, as well as gyms, recreation facilities, yoga studios, dance studios and other fitness establishments, clubs involving elevated breathing to show proof of vaccination.

On January 11, 2022, a new Health Order has been issued. The primary change to the Order is to comply with changes the State made lowering the threshold for mega events to 500 attendees indoor and 5,000 attendees outdoor beginning January 15, 2022. On March 17, 2022, the State of California announced that beginning on April 1, 2022, it will no longer require that people attending Indoor Mega-Event (i.e., events with 1,000 or more attendees) provide proof of vaccination or negative testing to gain entry. Instead, the State strongly recommend that venues hosting Indoor Mega-Events continue to impose that requirement.

The San Francisco hospitality market has seen the two largest citywide events go virtual with DreamForce in September 2021 and JP Morgan Healthcare Conference in January 2022. RSA Conference originally scheduled for February 2022 was moved to June 2022 and Google Cloud Next was cancelled for 2022. As of the date of this report, the market is seeing slow and steady improvement month over month. Rates in the market grew roughly 20% from February 2022 to March 2022 as demand is steadily increasing, particularly midweek where it has been the softest. Demand generators are returning to the market with the largest being Game Developers Conference in March 2022. Although it was approximately half of the pre-COVID attendance, it lifted the market to the best RevPAR we have seen since March 2020. April 2022 continues the trend with midweek rates rising and another strong performance from the RIMS citywide. San Francisco has two more citywide conferences in May 2022 and the momentum continues into the summer. The cancellations and pushing back of these major events have stopped, providing cautious optimism about the market’s ability to recover in 2022 and beyond.

In response to the decrease in demand, we have since furloughed most managers at the Hotel except for members of the executive team and continue to limit hourly staff to a minimum. By the end of March 2020, we had temporarily closed all our food and beverage outlets, valet parking, concierge and bell services, fitness center, as well as the executive lounge facility. We continue to implement social distancing standards and cleaning processes designed by Aimbridge and Hilton to keep employees and guests safe. The full impact and duration of the COVID-19 outbreak continues to evolve as of the date of this Annual Report. The pandemic effectively eliminated our ability to generate any profits, due to the drastic decline in both leisure and business travel. As a result, management believes the ongoing length and severity of the economic downturn caused by the pandemic will have a material adverse impact on our future business, financial condition, liquidity and financial results. We are also assessing the potential impact on the impairment analysis of our long-lived assets and the realization of our deferred tax assets. As of the date of this report, the effects of the pandemic continue to affect our economy, business and leisure travel, and our needs to continue to curtail certain revenue generating activities at the Hotel. We expect that the effects will continue to have a material adverse effect on our business until the pandemic ends.

As a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the CARES Act. Justice received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used all proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan - Justice was scheduled to mature on April 9, 2022 and had a 1.00% interest rate and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of June 30, 2021, InterGroup used all the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup was scheduled to mature on April 27, 2022 and had a 1.00% interest rate. Both the SBA Loan – Justice and SBA Loan – InterGroup (collectively the “SBA Loans”) were forgiven in full by the SBA as of June 30, 2021.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the condensed consolidated statement of operations for the nine months ended March 31, 2022.

RESULTS OF OPERATIONS

As of March 31, 2022, the Company owns approximately 75% of the common shares of Portsmouth Square, Inc. Historically, the Company’s principal source of revenue is derived from the investment of its subsidiary, Portsmouth, in the Justice Investors Limited Partnership (“Justice” or the “Partnership”) inclusive of hotel room revenue, food and beverage revenue, garage revenue, and revenue from other operating departments. Justice owned the Hotel and related facilities, including a five-level underground parking garage up to its dissolution on December 23, 2021 when Portsmouth replaced Justice as the owner of the Hotel. The financial statements of Justice had been consolidated with those of the Company. However, the impact of the COVID-19 pandemic is highly uncertain and management expects that the ongoing length and severity of the economic downturn will have a material adverse impact on our business, financial condition, liquidity and financial results.

The Hotel is a full-service Hilton brand hotel pursuant to a Franchise License Agreement (the “License Agreement”) with Hilton. The Partnership entered into the License Agreement on December 10, 2004. The term of the License Agreement was for an initial period of 15 years commencing on the opening date, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, Operating and Hilton entered into an amended franchise agreement which extended the License Agreement through 2030, modified the monthly royalty rate, extended geographic protection to Operating and also provided the Partnership certain key money cash incentives to be earned through 2030. The key money cash incentives were received on July 1, 2015.

Aimbridge Hospitality (“Aimbridge”) manages the Hotel under certain Hotel management agreement (“HMA”) with Operating. The term of the management agreement is for an initial period of ten years commencing on the February 3, 2017 date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue.

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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The Company had a net loss of $873,000 for the three months ended March 31, 2022 compared to a net income of $1,399,000 for the three months ended March 31, 2021. The change is primarily attributable to $906,000 gain on marketable securities in the three months ended March 31, 2022 as compared to $5,638,000 gain on marketable securities for the three months ended March 31, 2021.

Hotel Operations

The Company had net loss from Hotel operations of $2,112,000 for the three months ended March 31, 2022 compared to net loss of $3,259,000 for the three months ended March 31, 2021. The change is primarily attributable to the increase in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2022 and 2021.

For the three months ended March 31,	2022	2021
Hotel revenues:
Hotel rooms	$5,505,000	$2,368,000
Food and beverage	372,000	17,000
Garage	677,000	479,000
Other operating departments	78,000	38,000
Total hotel revenues	6,632,000	2,902,000
Operating expenses excluding depreciation and amortization	(6,544,000)	(3,990,000)
Operating loss before interest, depreciation and amortization	88,000	(1,088,000)
Interest expense - mortgage	(1,624,000)	(1,642,000)
Depreciation and amortization expense	(576,000)	(529,000)
Net loss from Hotel operations	$(2,112,000)	$(3,259,000)

For the three months ended March 31, 2022, the Hotel had operating income of $88,000 before interest expense, depreciation, and amortization on total operating revenues of $6,632,000 compared to operating loss of $1,088,000 before interest expense, depreciation, and amortization on total operating revenues of $2,902,000 for the three months ended March 31, 2021. For the three months ended March 31, 2022, room revenues increased by $3,137,000, food and beverage revenue increased by $355,000, and garage revenue increased by $198,000, compared to the three months ended March 31, 2021. The year over year increase in all the revenue sources are the result of the recovery from the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses increased by $2,554,000 due to increase in salaries and wages, union health insurance, repairs and maintenance, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and revenue per occupied room (“RevPAR”, calculated by multiplying the hotel’s average daily room rate by its occupancy percentage) of the Hotel for the three months ended March 31, 2022 and 2021.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2022	$149	74%	$110
2021	$103	47%	$48

The Hotel’s revenues increased by 128% this quarter as compared to the previous comparable quarter. Average daily rate increased by $46, average occupancy increased by 27%, and RevPAR increased by $62 for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Real Estate Operations

Net income from real estate operations for the three months ended March 31, 2022 decreased by $2,000 to $383,000 compared to $385,000 for the three months ended March 31, 2021 due to increase in mortgage interest expense. Revenue from real estate operations increased by $361,000 year over year due to increase in market rent and reduction in bad debt. All the Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net gain on marketable securities of $906,000 for the three months ended March 31, 2022 compared to a net gain on marketable securities of $5,638,000 for the three months ended March 31, 2021. For the three months ended March 31, 2022, the Company had a net realized gain of $127,000 and a net unrealized gain of $779,000. For the three months ended March 31, 2021, the Company had a net realized gain of $267,000 and a net unrealized gain of $5,371,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

Nine months ended March 31, 2022 compared to nine months ended March 31, 2021

The Company had net loss of $6,022,000 for the nine months ended March 31, 2022 compared to net income of $5,155,000 for the nine months ended March 31, 2021. The change is primarily attributable to the $12,043,000 gain from sale of real estate in August 2020 and $3,613,000 loss on marketable securities in the nine months ended March 31, 2022.

Hotel Operations

The Company had net loss from Hotel operations of $4,179,000 for the nine months ended March 31, 2022 compared to net loss of $11,420,000 for the nine months ended March 31, 2021. The change is primarily attributable to the increase in Hotel revenue.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2022 and 2021.

For the nine months ended March 31,	2022	2021
Hotel revenues:
Hotel rooms	$16,285,000	$7,842,000
Food and beverage	934,000	130,000
Garage	2,352,000	1,373,000
Other operating departments	214,000	91,000
Total hotel revenues	19,785,000	9,436,000
Operating expenses excluding depreciation and amortization	(19,356,000)	(14,156,000)
Operating income (loss) before interest, depreciation and amortization	429,000	(4,720,000)
Gain on extinguishment of debt	2,000,000	-
Interest expense - mortgage	(4,939,000)	(5,010,000)
Depreciation and amortization expense	(1,669,000)	(1,690,000)
Net loss from Hotel operations	$(4,179,000)	$(11,420,000)

For the nine months ended March 31, 2022, the Hotel had operating income of $429,000 before interest expense, depreciation, and amortization on total operating revenues of $19,785,000 compared to operating loss of $4,720,000 before interest expense, depreciation, and amortization on total operating revenues of $9,436,000 for the nine months ended March 31, 2021. For the nine months ended March 31, 2022, room revenues increased by $8,443,000, food and beverage revenue increased by $804,000, and garage revenue increased by $979,000, compared to the nine months ended March 31, 2021. The year over year increase in all the revenue sources are the result of the recovery from the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses increased by $5,200,000 due to increase in salaries and wages, frequent stay program costs, union health insurance, repairs and maintenance, credit card fees, management fees, travel agent commission, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the nine months ended March 31, 2022 and 2021.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR

2022	$143	76%	$108
2021	$106	49%	$52

The Hotel’s revenues increased by 109% for the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021. Average daily rate increased by $37, average occupancy increased by 27%, and RevPAR increased by $56 for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021.

Real Estate Operations

Net income from real estate operations for the nine months ended March 31, 2022 decreased by $11,798,000 compared to the nine months ended March 31, 2021 due to the $12,043,000 gain from sale of real estate in August 2020. Revenue from real estate operations increased by $1,305,000 year over year due to reduction in vacancy and bad debt. All the Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $3,613,000 for the nine months ended March 31, 2022 compared to a net gain on marketable securities of $8,937,000 for the nine months ended March 31, 2021. For the nine months ended March 31, 2022, the Company had a net realized loss of $874,000 and a net unrealized loss of $2,739,000. For the nine months ended March 31, 2022, Company had a net realized loss of $2,581,000 from its investment in Comstock. For the nine months ended March 31, 2021, the Company had a net realized loss of $667,000 and a net unrealized gain of $9,604,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of March 31, 2022 and June 30, 2021 by selected industry groups.

		% of Total
As of March 31, 2022		Investment
Industry Group	Fair Value	Securities

Financial services	$9,874,000	38.7%
Communication services	5,166,000	20.2%
REITs and real estate companies	4,510,000	17.7%
Energy	1,974,000	7.7%
Industrials	1,180,000	4.6%
Technology	1,155,000	4.5%
Basic material	842,000	3.3%
Consumer cyclical	438,000	1.7%
Healthcare	202,000	0.8%
Utilities	200,000	0.8%
	$25,541,000	100.0%

		% of Total
As of June 30, 2021		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$11,624,000	32.5%
Energy	6,374,000	17.8%
Communication services	4,872,000	13.6%
Financial services	3,873,000	10.8%
Industrials	3,746,000	10.5%
Basic material	1,797,000	5.0%
Consumer cyclical	1,702,000	4.8%
Healthcare	981,000	2.7%
Technology	442,000	1.2%
Other	381,000	1.1%
	$35,792,000	100.0%

As of March 31, 2022, the Company’s investment portfolio is diversified with 63 different equity positions. The Company held two equity securities that are more than 10% of the equity value of the portfolio. The largest security position represents 29% of the portfolio and consists of the common stock of Berkshire Hathaway Inc. (NYSE: BRKA) which is included in the financial services industry group. The second largest security position represents 20% of the portfolio and consists of the preferred stock of Paramount Global (NASDAQ: PARAP) which is included in the communication services industry group.

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

The following table shows the net (loss) gain on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended March 31,	2022	2021

Net gain on marketable securities	$906,000	$768,000
Net gain on marketable securities - Comstock	-	4,870,000
Impairment loss on other investments	-	(30,000)
Dividend and interest income	158,000	158,000
Margin interest expense	(212,000)	(238,000)
Trading and management expenses	(127,000)	(124,000)
Net gain from investment transactions	$725,000	$5,404,000

For the nine months ended March 31,	2022	2021

Net (loss) gain on marketable securities	$(1,032,000)	$8,886,000
Net (loss) gain on marketable securities - Comstock	(2,581,000)	51,000
Impairment loss on other investments	(41,000)	(119,000)
Dividend and interest income	807,000	363,000
Margin interest expense	(638,000)	(519,000)
Trading and management expenses	(415,000)	(399,000)
Net (loss) gain from investment transactions	$(3,900,000)	$8,263,000

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash and cash equivalents of $6,548,000 and $6,808,000 as of March 31, 2022 and June 30, 2021, respectively. The Company had marketable securities, net of margin due to securities brokers, of $21,564,000 and $21,456,000 as of March 31, 2022 and June 30, 2021, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. During the nine months ending March 31, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 at March 31, 2022.

In June 2020, we refinanced one of our California properties and generated net proceeds of $1,144,000. During the fiscal year ended June 30, 2021, we completed refinancing on six of our California properties and generated net proceeds of $6,762,000. During the nine months ending March 31, 2022, we refinanced five of our properties’ existing mortgages and obtained a mortgage note payable on one of our California properties, generating net proceeds totaling $16,099,000 as a result. We are currently evaluating other refinancing opportunities and we could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. The Company has an uncollateralized $5,000,000 revolving line of credit from CIBC Bank USA (“CIBC”) and the entire $5,000,000 is available to be drawn down as of March 31, 2022 should additional liquidity be necessary.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice used the proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan was scheduled to mature on April 9, 2022 with a 1.00% interest rate and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On June 10, 2021, the SBA Loan was forgiven in full.

On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. InterGroup used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup was scheduled to mature on April 27, 2022 and had a 1.00% interest rate. On March 17, 2021, SBA Loan – InterGroup was forgiven in full.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the condensed consolidated statement of operations for the nine months ended March 31, 2022.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2022, the Company’s material financial obligations which also includes interest payments.

		3 Months	Year	Year	Year	Year
	Total	2022	2023	2024	2025	2026	Thereafter
Mortgage and subordinated notes payable	$195,528,000	$841,000	$12,960,000	$108,321,000	$3,866,000	$1,066,000	$68,474,000
Related party notes payable	3,662,000	142,000	567,000	567,000	567,000	567,000	1,252,000
Interest	32,710,000	2,678,000	8,723,000	5,376,000	2,241,000	2,126,000	11,566,000
Total	$231,900,000	$3,661,000	$22,250,000	$114,264,000	$6,674,000	$3,759,000	$81,292,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the presentation of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the nine months ended March 31, 2022. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 for a summary of the critical accounting policies.

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

Item 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no events that are required to be reported under this Item.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no events that are required to be reported under this Item.

Item 4.	MINE SAFETY DISCLOSURES

There have been no events that are required to be reported under this Item.

Item 5.	OTHER INFORMATION

There have been no events that are required to be reported under this Item.

Item 6.	EXHIBITS

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERGROUP CORPORATION
(Registrant)

Date: April 29, 2022	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2022	by	/s/ Danfeng Xu
Danfeng Xu
Treasurer and Controller
(Principal Financial Officer)

-33-