Form 10-K
period 2022-06-30
INTERGROUP CORP
filed 2022-09-28
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

☐ Yes ☒ No

As of December 31, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $35,111,000 (based upon the closing sale price of the common stock on that date on The NASDAQ Stock Market LLC).

The number of shares outstanding of registrant’s Common Stock, as of September 28, 2022 was 2,227,541.

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

COVID-19 has had and continues to have a significant negative effect on the hospitality industry and our business. The effects of COVID-19, including government restrictions such as mandated closings of non-essential businesses and travel restrictions, have severely reduced overall lodging demand. Since March 2020, we have experienced a significant decline in occupancy and Revenue per Available Room (“RevPAR”) associated with COVID-19, which resulted in a decline in our operating cash flow, our financial condition, results of operations and performance, and a decline on the global economy and financial markets. The continued extent to which COVID-19 has impacted us and guests at our hotel will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and possible resurgences, the actions taken to contain the pandemic or mitigate its effect, additional closures that may be mandated or advisable whether due to an increased number of COVID-19 cases or otherwise, and the direct and indirect economic effects of the pandemic and containment measures, among others. However, the distribution of COVID-19 vaccines that began in December 2020 and the reports of their effectiveness have resulted in an improvement in traveler and general consumer sentiment. Investors are cautioned to interpret many of the risks identified in the risk factors discussed herein.

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

All such forward-looking statements are based on current expectations of management and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risks and uncertainties in Item 1A: “Risk Factors” in this Annual Report on Form 10-K, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, as well as risks, uncertainties and other factors discussed in this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Effective February 19, 2021, the Company’s 83.7% owned subsidiary, Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF), was liquidated and all of its assets including its 68.8% interest in Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI) was distributed to its shareholders in exchange for their Santa Fe common stock. InterGroup received cash of $5,013,000 and 422,998 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. As a former 3.7% shareholder of Santa Fe, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, received cash of $221,000 and 18,641 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. On April 12, 2021, Santa Fe received a filed stamped copy of its Articles of Dissolution from the State of Nevada, and Santa Fe is effectively fully dissolved and no longer in legal existence. The liquidation and distribution of Santa Fe did not have an impact on the consolidated statement of operations but rather on the consolidated balance sheets as a reclass between non-controlling interests and accumulated deficit.

As of June 30, 2022, InterGroup owns approximately 75.0% of the outstanding common shares of Portsmouth. As of June 30, 2022, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth. The Company’s Vice President Real Estate, David Gonzalez was elected President of Portsmouth in May 2021.

Portsmouth’s primary business was conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). Portsmouth received management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees were eliminated in consolidation. Effective July 15, 2021, Portsmouth completed the purchase of 100% of the limited partnership interest of Justice through the acquisition of the remaining 0.7% non-controlling interest.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States but are concentrated in Texas and the County of Los Angeles, California. The Company also has an investment in unimproved real property. As of June 30, 2022, all of the Company’s operating real estate properties are managed in-house.

The Company acquires its investments in real estate and other investments utilizing cash, securities, or debt, subject to approval or guidelines of the Board of Directors and its Executive Strategic Real Estate and Securities Investment Committee. The Company may also look for new real estate investment opportunities in hotels, apartments, office buildings and development properties. The acquisition of any new real estate investments will depend on the Company’s ability to find suitable investment opportunities and the availability of sufficient financing to acquire such investments. To help fund any such acquisition, the Company may borrow funds to leverage its investment capital. The amount of any such debt will depend on a number of factors including, but not limited to, the availability of financing and the sufficiency of the acquisition property’s projected cash flows to support the operations and debt service.

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

HOTEL MANAGEMENT COMPANY AGREEMENT

Operating entered into a hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, along with its five-level parking garage, with an effective date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the February 3, 2017 date and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue.

For the fiscal years ended June 30, 2022 and 2021, hotel management fees were $1,055,000 and $242,000, respectively, offset by key money amortization of $250,000 for both years and are included in Hotel operating expenses in the consolidated statements of operations. As part of the Hotel management agreement, Aimbridge, through Portsmouth’s wholly owned subsidiary, Kearny Street Parking LLC, manages the parking garage in-house.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Hotel entered into an amended lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third-floor space of the Hotel commonly known as the Chinese Culture Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease that began in 1967.

The amended lease, among other things, requires the Hotel to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. As of June 30, 2022, monthly event space fee is $6,800. The term of the amended lease expires on October 17, 2023, with an automatic extension for another 10-year term if the property continues to be operated as a hotel. Subject to certain conditions as set forth in the amended lease, the Foundation is entitled to reserve for a maximum of 75 days per calendar year for use of the event space. If the Hotel needs the event space during one of the dates previously reserved by the Foundation, the Hotel shall pay the Foundation $4,000 per day for using the event space. During the fiscal years ended June 30, 2022 and 2021, the Hotel paid the Foundation $12,000 and $0 for such fees, respectively.

SALES AND REFINANCING OF REAL ESTATE PROPERTIES

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

In June 2021, the Company refinanced two of its single-family houses in West Los Angeles, California with two existing mortgages totaling $751,000 and obtained two new mortgage notes payable for a combined $1,475,000. The Company received combined net proceeds of $759,000 as a result of the refinancing of these two mortgages. Interest rate on the mortgages is at five-year fixed interest rate of 3.5% per annum and adjustable rate thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date of the new mortgage is August 1, 2051.

In July 2021, the Company refinanced three of its California properties’ existing mortgages totaling $1,065,000 with three new mortgages totaling $3,450,000. The Company generated net proceeds totaling $2,325,000 as a result of the refinancing. Interest rate on the three new mortgages is fixed at 3.50% for five years and the mortgages mature in July 2051. In July 2021, the Company obtained a mortgage note payable on one of its California properties for $830,000. The Company received net proceeds of $836,000 which exceeded the new loan amount by $6,000 due to advanced deposits made by the Company prior to closing. Interest rate on the mortgage is fixed at 3.50% for five years and the mortgage note payable matures in August 2051.

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

On June 30, 2022, the Company refinanced its $5,283,000 mortgage note payable on its 30-unit apartment complex in West Los Angeles, California and obtained a new mortgage note payable for $5,850,000. The Company received net proceeds of $584,000 as a result of the refinance. The annual interest rate on the mortgage is fixed at 4.4% for the first five years and 5.44% thereafter. The mortgage loan matures in July 2052.

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel and real estate operations, the Company also invests from time to time in income producing instruments, corporate debt and equity securities, publicly traded investment funds, mortgage-backed securities, securities issued by REITs and other companies which invest primarily in real estate.

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

The Company may also invest, with the approval of the Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s consolidated balance sheets as part of Other Assets, net and reviewed for impairment on a periodic basis. As of June 30, 2022 and 2021, the Company had other investments of zero and $41,000, respectively.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2022 and 2021, the Company had obligations for securities sold (equities short) of $449,000 and $6,419,000, respectively.

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky and the market values of the portfolio may be subject to large fluctuations. Margin balances due as of June 30, 2022 and 2021 were $490,000 and $7,917,000, respectively.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Board of Portsmouth and oversees the investment activity of Portsmouth. Effective June 2016, Mr. Winfield became the Managing Director of Justice and served in that position until the dissolution of Justice in December 2021. Depending on certain market conditions and various risk factors, the Chief Executive Officer, and Portsmouth, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of Portsmouth, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

Further information with respect to investment in marketable securities and other investments of the Company is set forth in Management Discussion and Analysis of Financial Condition and Results of Operations section and Notes 5 and 6 of the Notes to Consolidated Financial Statements.

SEASONALITY

Historically, the Hotel’s operation has been seasonal under normal circumstances. Like most hotels in the San Francisco area, the Hotel generally maintained high occupancy and room rates during the entire year except for the weeks starting from Thanksgiving to the end of the calendar year due to the holiday season. These seasonal patterns can be expected to cause fluctuations in the quarterly revenues of the Hotel. The COVID-19 pandemic altered the typical seasonality by significantly reducing operations and revenues through the first calendar quarter of 2022. The hotel has since returned to normal seasonality of being mostly impacted from Thanksgiving through the first week of January. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the effects of the COVID-19 pandemic on our results of operations.

COMPETITION

The hotel industry has been devastated by the COVID-19 pandemic that hurt business worse than 9/11 and the Great Recession combined. By the start of the fiscal year 2021 most of the hotels in the San Francisco market were closed due to lack of business, only one hotel in our primary competitive set remained open at that time. Most of those hotels stayed closed through end of Q1 fiscal year 2021. By the end of Q2 fiscal year 2021, all but one had reopened. The market has seen slight improvements over the last two quarters of fiscal year 2021 but RevPAR in San Francisco was hit the hardest of any major market in the US. Our Hotel has navigated this very competitive market nimbly and has consistently been ranked the number one hotel in its Competitive Set (“CompSet”) based on our ability to drive occupancy. At the end of fiscal year 2021 the Hotel had roughly a 233% RevPAR index. We took advantage of the slow periods to make certain capital improvements including complete refinishing of all guest room furniture, resurfacing half of the hotel bath tubs that needed repair, refreshed meeting space and lobby paint and vinyl, replaced all bed frames and socks, and started the carpet corridor install that was completed in July 2021. Hotel improvements are ongoing to remain competitive.

As of the date of this report, the competition for business is stronger than ever as there still hasn’t been a rebound close to 2019 for the overall market. For the six months ending June 30, 2022, the Hotel’s CompSet was still only running 51% occupancy and average daily rate of $244 for a RevPAR of $125. The Hotel has fared drastically better than its CompSet by aggressively pursuing all segments and opening all channels on off peak days and limiting access over peak demand dates. Conversely, for the six months ending June 30, 2022, the Hotel is running occupancy of 82% at $195 average daily rate for a RevPAR of $160, giving the Hotel a RevPAR index of 128%. As group demands rebound some of the larger hotels in our CompSet, we could see significant gains in their occupancy as they sell large blocks to fill their empty meeting spaces which will gradually chip away at the Hotel’s phenomenal RevPAR index for the last six months.

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

Competition – Rental Properties

The ownership, operation, and leasing of multifamily rental properties are highly competitive. The Company competes with domestic and foreign financial institutions, REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors. In addition, The Company competes for tenants in markets primarily on the basis of property location, rent charged, services provided and the design and condition of improvements. The Company also competes with other quality apartment owned by public and private companies. The number of competitive multifamily properties in a particular market could adversely affect the Company’s ability to lease its multifamily properties, as well as the rents it is able to charge. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of quality apartment communities or potential purchasers of for-sale condominium units. The Company competes for residents in its apartment communities based on resident service and amenity offerings and the desirability of the Company’s locations. Resident leases at the Company’s apartment communities are priced competitively based on market conditions, supply and demand characteristics, and the quality and resident service offerings of its communities.

EMPLOYEES

As of June 30, 2022, the Company had a total of 28 full-time employees. Effective August 2014, the Company entered into a client service agreement with Automatic Data Processing (“ADP”), a professional employer organization serving as an off-site, full-service human resource department for its employees. ADP personnel management services are delivered by entering into a co-employment relationship with the Company’s employees. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

On February 3, 2017, Aimbridge assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel. As of June 30, 2022, approximately 86% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which Aimbridge was a party. CBA for Local 2 (Hotel and Restaurant Employees) expired on August 13, 2022 and is currently under review. CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2022. CBA for Local 39 (Stationary Engineers) will expire on July 31, 2024.

Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Partnership and Aimbridge. The Partnership expects and anticipates that the terms of conditions of CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of each CBA and incorporates these principles into its operating and budgetary practices.

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

The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. The shelter-in-place, physical distancing, quarantine measures, city closures and their consequences have dramatically reduced travel, conventions and demand for hotel rooms, which has and will continue to impact our business, operations, and financial results. The pandemic is having a significant impact on the U.S. economy and on the local markets in which our properties are located. While we did not incur significant disruptions in our real estate operations during the fiscal year ended June 30, 2022 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to many uncertainties. The extent to which the closures impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the closures; the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; our ability to successfully navigate the impacts of the closures; governments actions, businesses and individuals take in response to the closures, including limiting or banning travel; and how quickly economies, travel activity, and demand for lodging recovers after the closures subsides.

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

Weakened global economic conditions may adversely affect our industry, business, and results of operations.

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

The Hotel is managed by Aimbridge. Their ability to manage the Hotel and to operate successfully and competitively is dependent, in part, upon the efforts and continued service of their managers. The departure of key personnel of current or future management companies could have an adverse effect on our business and our ability to operate successfully and competitively, and it could be difficult to find replacements for these key personnel, as competition for such personnel is intense.

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

The Company’s President, Chief Executive Officer, and Chairman of the Board of Directors, John V. Winfield is a 67.8% beneficial shareholder of the Company. Because of this concentrated stock ownership, Mr. Winfield will be able to significantly influence the election of the Company’s board of directors and all other decisions on all matters requiring shareholder approval. As a result, the ability of other shareholders to determine the management and policies of the Company is significantly limited. The interests of the Company’s largest shareholder may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. This level of control may also have an adverse impact on the market value of our shares because our largest shareholder may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell enough shares to significantly decrease our price per share.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned by Portsmouth through its wholly owned subsidiary, Operating. The Hotel is centrally located in the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away. Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 544 well-appointed guest rooms and luxury suites situated on 22 floors. The third floor houses the Chinese Culture Center (the “CCC”), its administrative office, and a grand ballroom. The Hotel has approximately 22,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the CCC with Portsmouth Square Park in Chinatown.

As required by its senior lender, Operating will continue to make minimum payments into its furniture, fixtures, and equipment (“FF&E”) escrow account held by its senior lender of the greatest of 4% of annual revenues or a minimum of $1,952,000 per annum. In the opinion of management, the Hotel is adequately covered by insurance.

HOTEL FINANCING

On December 18, 2013: (i) Justice Operating Company, LLC, a Delaware limited liability company (“Operating”), entered into a loan agreement (“Mortgage Loan Agreement”) with Bank of America (“Mortgage Lender”); and (ii) Justice Mezzanine Company, a Delaware limited liability company (“Mezzanine”), entered into a mezzanine loan agreement (“Mezzanine Loan Agreement” and, together with the Mortgage Loan Agreement, the “Loan Agreements”) with ISBI San Francisco Mezz Lender LLC (“Mezzanine Lender” and, together with Mortgage Lender, the “Lenders”). The Company is the sole member of Mezzanine, and Mezzanine is the sole member of Operating.

The Loan Agreements provide for a $97,000,000 Mortgage Loan and a $20,000,000 Mezzanine Loan. The proceeds of the Loan Agreements were used to fund the redemption of limited partnership interests and the pay-off of the prior mortgage.

The Mortgage Loan is secured by Portsmouth’s principal asset, the Hotel. The Mortgage Loan bears an interest rate of 5.275% per annum and matures in January 2024. The term of the loan is ten years with interest only due in the first three years and principal and interest payments to be made during the remaining seven years of the loan based on a thirty-year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance, and FF&E reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by Portsmouth in favor of the Mortgage Lender.

The Mezzanine Loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The Mezzanine Loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. Interest only payments were due monthly. On July 31, 2019, Mezzanine refinanced the Mezzanine Loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly. As additional security for the new mezzanine loan, there is a limited guaranty executed by the Company in favor of Cred Reit Holdco LLC (the “Mezzanine Guaranty” and, together with the Mortgage Guaranty, the “Guaranties”).

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance, or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer, or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership was required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for the $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2022 and 2021, InterGroup is in compliance with both requirements. Justice Operating Company, LLC is not meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox and cash sweep by the Lender for all cash collected by the Hotel, and under certain terms, would allow the Lender to request Operating to replace its hotel management company. The DSCR for Operating had been below 1.00 from third quarter of fiscal year 2020 to third quarter of fiscal year 2022 while it is required to maintain a DSCR of at least 1.10 to 1.00 for two consecutive quarters. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR. Justice has not missed any of its debt service payments and does not anticipate missing any debt obligations for at least the next twelve months and beyond. Additionally, Operating’s DSCR for the fourth quarter of fiscal year 2022 has reached 1.69 for the Mortgage Loan and 1.34 for the Mezzanine Loan.

Each of the Loan Agreements contains customary representations and warranties, events of default, reporting requirements, affirmative covenants, and negative covenants, which impose restrictions on, among other things, organizational changes of the respective borrower, operations of the Property, agreements with affiliates and third parties. Each of the Loan Agreements also provides for mandatory prepayments under certain circumstances (including casualty or condemnation events) and voluntary prepayments, subject to satisfaction of prescribed conditions set forth in the Loan Agreements.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. As of June 30, 2022 and 2021, the balance of the loan was $14,200,000 and $6,650,000, net of loan amortization costs of zero, respectively, and are eliminated in the consolidated balance sheets of InterGroup.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice used the proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan was scheduled to mature on April 9, 2022 with a 1.00% interest rate and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On June 10, 2021, the SBA Loan was forgiven in full and $4,719,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ending June 30, 2021.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ending June 30, 2022.

RENTAL PROPERTIES

As June 30, 2022, the Company’s investment in real estate consisted of twenty properties located throughout the United States, with a concentration in Texas and Los Angeles County, California. These properties include sixteen apartment complexes, three single-family houses as strategic investments and one commercial real estate property. All properties are operating properties. In addition to the properties, the Company owns approximately 2 acres of unimproved land in Maui, Hawaii. As of June 30, 2022, all the Company’s operating real estate properties are managed in-house.

Description of Properties

Las Colinas, Texas. The Las Colinas property is a waterfront apartment community along Beaver Creek that was developed in 1993 with 358 units on approximately 15.6 acres of land. The Company acquired the complex on April 30, 2004 for approximately $27,145,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. Real estate property taxes for the year ended June 30, 2022 were approximately $977,000. In October 2021, the Company refinanced its 3.73% existing $15,900,000 mortgage note payable on the property and generated net proceeds of $12,938,000. The outstanding new mortgage balance was $28,800,000 as of June 30, 2022. The annual interest rate on the mortgage is fixed at 2.95% for ten years with interest-only payments for the first five years and 30-year amortization thereafter. The mortgage loan matures in November 2031.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2022 were approximately $276,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In April 2020, the Company refinanced its 3.51% and 4.51% existing $8,737,000 and $2,512,000 mortgages and generated net proceeds of $6,814,000. The outstanding new mortgage balance was approximately $17,598,000 at June 30, 2022 with a fixed interest rate of 3.17% per annum and the maturity date of the new mortgage is May 1, 2030.

St. Louis, Missouri. The St. Louis property is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2022, real estate property taxes were approximately $124,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $4,958,000 at June 30, 2022 with a fixed interest rate of 4.05% per annum and the maturity date of the mortgage is May 31, 2023.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2022, real estate property taxes were approximately $67,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,998,000 as of June 30, 2022 with a fixed interest rate of 3.875% per annum and the maturity date of the mortgage is April 1, 2025.

Los Angeles, California. The Company owns one commercial property, twelve apartment complexes, and three single-family houses in the general area of County of Los Angeles, California (“Los Angeles”).

The Company’s Los Angeles commercial property is a 5,503 square foot, two story building that served as the Company’s corporate offices until it was leased out, effective October 1, 2009 and the Company leased a new space for its corporate office. The Company acquired the building on March 4, 1999 for $1,876,000. Property taxes for the year ended June 30, 2022 were approximately $32,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. As of June 30, 2022, this property was not encumbered by a mortgage.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30, 2022, real estate property taxes were approximately $24,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,026,000 as of June 30, 2022 with a fixed interest rate of 3.59% per annum and the maturity date of the mortgage is June 23, 2026.

The second Los Angeles apartment complex was a 29,000 square foot three-story apartment with 27 units. This complex was held by Intergroup Woodland Village, Inc., which was 55.4% and 44.6% owned by Santa Fe and the Company, respectively. On February 5, 2020, Santa Fe acquired the additional 44.6% interest in Woodland Village from InterGroup by issuing 97,500 shares of its common stock to InterGroup. Subsequent to the transaction, Intergroup Woodland Village, Inc. was converted into Woodland Village LLC (“Woodland Village”) and Woodland Village become a wholly owned subsidiary of Santa Fe. The transaction was made pursuant to a Contribution Agreement (the “Contribution Agreement”) between Santa Fe and InterGroup, dated February 5, 2020. The Contribution Agreement also contained a provision for a potential subsequent earn out to InterGroup pursuant to terms set forth therein. The property was acquired on September 29, 1999 at an initial cost of approximately $4,075,000. The outstanding mortgage balance was approximately $2,843,000 at June 30, 2018 with an interest rate of 4.85% and the maturity date of the mortgage was December 1, 2020. In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”). On July 31, 2018, $2,969,000 was drawn from the RLOC to pay off the mortgage. A new mortgage note payable was established at Woodland Village due to InterGroup for $2,969,000 and the note was eliminated in consolidation. The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. The RLOC and all accrued and unpaid interest were due in July 2019. The $2,969,000 mortgage due to InterGroup carries same terms as InterGroup’s RLOC. In July 2019, InterGroup obtained a modification from CIBC which increased its $5,000,000 revolving line of credit by $3,000,000 and extended the maturity date from July 24, 2019 to July 23, 2020. The $2,969,000 mortgage due to InterGroup was also extended from July 24, 2019 to July 23, 2020. In July 2020, InterGroup entered into a second modification agreement with CIBC which extended the maturity date of its $8,000,000 RLOC to July 21, 2021. The $2,969,000 mortgage due to InterGroup was also extended to July 21, 2021. On August 28, 2020, Santa Fe sold the 27-unit apartment complex for $15,650,000 and realized a gain on the sale of approximately $12,026,000. Santa Fe managed its federal and state income tax liability, and utilized its available net operating losses and capital loss carryforwards. Santa Fe received net proceeds of $12,163,000 after selling costs and repayment of InterGroup’s RLOC of $2,985,000 as InterGroup had drawn on its RLOC in July 2018 to pay off the previous Fannie Mae mortgage on the property. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale.

The third Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2022, real estate property taxes were approximately $38,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In January 2021, the Company refinanced its 5.89% existing $1,597,000 mortgage and generated net proceeds of $1,057,000. The outstanding new mortgage balance was approximately $2,704,000 at June 30, 2022 with a fixed interest rate of 3.05% per annum and the maturity date of the new mortgage is February 1, 2031.

The fourth Los Angeles apartment complex is a 10,500 square foot apartment with 9 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2022, real estate property taxes were approximately $30,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In November 2020, the Company refinanced its 5.89% existing $1,088,000 mortgage and generated net proceeds of $798,000. The outstanding new mortgage balance was approximately $1,934,000 as of June 30, 2022 with a fixed interest rate of 3.05% per annum and the maturity date of the new mortgage is December 1, 2030.

The fifth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2022, real estate property taxes were approximately $124,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In October 2020, the Company refinanced its 4.85% existing $4,800,000 mortgage and generated net proceeds of $3,529,000. The outstanding new mortgage balance was approximately $8,400,000 at June 30, 2022 with a fixed interest rate of 2.52% per annum and the maturity date of the new mortgage is November 1, 2030. The new mortgage requires interest-only payments for the first two years and will amortized over 30 years thereafter.

The sixth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2022, real estate property taxes were approximately $77,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. On June 30, 2022, the Company refinanced its 5.97%, $5,283,000 mortgage note payable on this property and obtained a new mortgage note payable for $5,850,000. The Company received net proceeds of $584,000 because of the refinance. The annual interest rate on the new mortgage is fixed at 4.40% for the first five years and 5.44% thereafter. The mortgage loan matures in July 2052.

The seventh Los Angeles apartment complex is a 3,000 square foot apartment with 4 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2022, real estate property taxes were approximately $18,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In July 2021, the Company refinanced its 3.75% existing $323,000 mortgage and generated net proceeds of $846,000. The outstanding new mortgage balance was approximately $1,135,000 as of June 30, 2022 with a fixed interest rate of 3.50% per annum and the maturity date of the new mortgage is July 1, 2051.

The eighth Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2022, real estate property taxes were approximately $17,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2021, the Company refinanced its 3.75% existing $563,000 mortgage and generated net proceeds of $619,000. The outstanding new mortgage balance was approximately $1,135,000 at June 30, 2022 with a five-year fixed interest rate of 3.5% per annum and adjustable rate thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date of the new mortgage is August 1, 2051.

The ninth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2022, real estate property taxes were approximately $23,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $774,000 as of June 30, 2022 with an interest rate of 4.125% and the maturity date of the mortgage is September 1, 2042.

The tenth Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2022, real estate property taxes were approximately $21,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In July 2021, the Company refinanced the property’s existing 3.75%, $416,000 mortgage with a new mortgage for $1,595,000. The Company generated net proceeds of $1,098,000 because of the refinancing. Interest rate on the new mortgage is fixed at 3.50% for five years and the mortgages mature in July 2051. Outstanding mortgage balance was approximately $1,567,000 as of June 30, 2022.

The eleventh Los Angeles apartment complex, which was owned 100% by the Company’s subsidiary Santa Fe, is a 4,200 square foot two-story apartment with 2 units. Santa Fe acquired the property on February 1, 2002 at an initial cost of approximately $785,000. For the year ended June 30, 2022, real estate property taxes were approximately $13,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. On November 23, 2020, Santa Fe sold this property to InterGroup for $1,530,000 in exchange for a reduction of $1,196,000 of its obligation to InterGroup. The outstanding mortgage on the property for $334,000 was simultaneously transferred to InterGroup. Santa Fe realized a gain on the sale of approximately $901,000, which was eliminated in consolidation at InterGroup. The sales price of the property represents the current value as of the sale date as appraised by a licensed independent third-party appraiser. The fairness of the sale terms of the transaction were reviewed and approved by the independent directors of Santa Fe and InterGroup, and unanimously approved by the entire Board of Directors of both companies. In July 2021, the Company refinanced the property’s existing 3.75%, $327,000 mortgage with a new mortgage for $700,000. The Company generated net proceeds of $381,000 because of the refinancing. Interest rate on the new mortgage is fixed at 3.50% for five years and the mortgage matures in July 2051. Outstanding mortgage balance was approximately $688,000 as of June 30, 2022.

The twelfth apartment which is located in Marina del Rey, California, is a 6,316 square foot two-story apartment with 9 units. The Company acquired the property on April 29, 2011 at an initial cost of approximately $4,000,000. For the year ended June 30, 2022, real estate property taxes were approximately $57,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. In June 2020, the Company refinanced its 5.6% existing $1,303,000 mortgage and generated net proceeds of $1,144,000. The outstanding new mortgage balance was approximately $2,498,000 as of June 30, 2022 with a fixed interest rate of 3.09% per annum and the maturity date of the new mortgage is July 1, 2030.

The thirteenth Los Angeles apartment complex is a 4,093 square foot apartment with 4 units. In an all-cash transaction, the Company acquired the property on May 14, 2021 at an initial cost of approximately $2,600,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. For the year ended June 30, 2022, real estate property taxes were approximately $34,000. In July 2021, the Company obtained a mortgage on the property for $830,000, generating net proceeds of $836,000. Interest rate on the mortgage is fixed at 3.50% for five years and the mortgage matures in August 2051. Outstanding mortgage balance was approximately $817,000 as of June 30, 2022.

The first Los Angeles single-family house is a 2,771 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. For the year ended June 30, 2022, real estate property taxes were approximately $11,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2021, the Company refinanced its 3.75% existing $363,000 mortgage and generated net proceeds of $576,000. The outstanding new mortgage balance was approximately $904,000 as of June 30, 2022 with a five-year fixed interest rate of 3.5% per annum adjustable rate thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date of the new mortgage is August 1, 2051.

The second Los Angeles single-family house is a 2,201 square foot home. The Company acquired the property on August 22, 2003 at an initial cost of approximately $700,000. For the year ended June 30, 2022, real estate property taxes were approximately $13,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2021, the Company refinanced its 3.75% existing $388,000 mortgage and generated net proceeds of $183,000. The outstanding new mortgage balance was approximately $545,000 as of June 30, 2022 with a five-year fixed interest rate of 3.5% per annum adjustable rate thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date of the new mortgage is August 1, 2051.

The third Los Angeles single-family house is a 2,387 square foot home. The company acquired the property in July of 2015 as a strategic asset for $1,975,000. For the year ended June 30, 2022, real estate property taxes were approximately $26,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In September 2021, the Company refinanced the property’s existing 4.75% per annum mortgage and reduced the rate to five-year fixed at 3.5% per annum, adjustable thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The outstanding mortgage balance was approximately $956,000 as of June 30, 2022 and the maturity date of the mortgage is October 1, 2048.

Maui, Hawaii. In August 2004, the Company purchased an approximately two-acre parcel of unimproved land in Kihei, Maui, Hawaii for $1,467,000. In March 2021, in an effort to make both companies more efficient, InterGroup purchased back the 50% interest of InterGroup Uluniu Inc. from Portsmouth for $980,000, which represents Portsmouth’s carrying cost of the investment. No gains or losses were realized as a result of the transaction since it was a related-party transaction. As a related-party transaction, the fairness of the financial terms of the transactions were reviewed and approved by the independent director of each company.

MORTGAGES

Further information with respect to mortgage notes payable of the Company is set forth in Note 10 of the Notes to Consolidated Financial Statements.

ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) and the physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for each of the Company’s operating properties for fiscal year ended June 30, 2022 are provided below.

Property	Economic Occupancy	Physical Occupancy
1. Las Colinas, TX	100%	99%
2. Morris County, NJ	92%	97%
3. St. Louis, MO	68%	66%
4. Florence, KY	80%	92%
5. Los Angeles, CA (1)	92%	95%
6. Los Angeles, CA (2)	96%	89%
7. Los Angeles, CA (3)	96%	79%
8. Los Angeles, CA (4)	81%	93%
9. Los Angeles, CA (5)	100%	97%
10. Los Angeles, CA (6)	98%	100%
11. Los Angeles, CA (7)	100%	100%
12. Los Angeles, CA (8)	100%	94%
13. Los Angeles, CA (9)	100%	100%
14. Los Angeles, CA (10)	75%	75%
15. Los Angeles, CA (11)	97%	100%
16. Los Angeles, CA (12)	62%	62%
17. Los Angeles, CA (13)	100%	100%
18. Los Angeles, CA (14)	100%	100%
19. Los Angeles, CA (15)	69%	94%

The Company’s Los Angeles, California properties are subject to various rent control laws, ordinances and regulations which impact the Company’s ability to adjust and achieve higher rental rates. In February 2022, the Los Angeles County Board of Supervisors extended the majority of the eviction moratorium to 2022 and parts of it until 2023. The County’s non-payment eviction protection is scheduled to last from July 1, 2022 until the end of 2022.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

The Company’s Common Stock is listed and trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market, LLC under the symbol: “INTG”. As of June 30, 2022, the approximate number of holders of record of the Company’s Common Stock was 182. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in names of various brokers, clearing agencies or other nominees.

DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

This information appears in Part III, Item 12 of this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reflects purchases of InterGroup’s common stock made by The InterGroup Corporation, for its own account, during the fourth quarter of its fiscal year ending June 30, 2022.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Fiscal 2022 Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of shares that May Yet be Purchased Under the Plans or Programs
Month #1 (April 1- April 30)	868	$48.64	868	127,119

Month #2 (May 1- May 31)	4,773	$46.68	4,773	122,346

Month #3 (June 1- June 30)	1,362	$47.20	1,362	120,984

TOTAL:	7,003	$47.02	7,003	120,984

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

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

NEGATIVE EFFECTS OF CIVIL AUTHORITY ACTIONS ON OUR BUSINESS

On February 25, 2020, the City of San Francisco issued the proclamation by the Mayor declaring the existence of a local emergency. The negative effects of the civil authority actions related to the novel strain of coronavirus (“COVID-19”) on our business have been significant. In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally. It has also disrupted the normal operations of many businesses, including ours. To mitigate the harm from the pandemic, on March 16, 2020, the City and County of San Francisco, along with a group of five other Bay Area counties and the City of Berkeley, issued parallel health officer orders imposing shelter in place limitations across the Bay Area, requiring everyone to stay safe at home except for certain essential needs. Since February 2020, several unfavorable events and civil authority actions have unfolded causing demand for our hotel rooms to suffer including cancellations of all citywide conventions, reduction of flights in and out of the Bay Area and decline in both leisure and business travel.

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

The San Francisco hospitality market has seen the two largest citywide events go virtual with DreamForce in September 2021 and JP Morgan Healthcare Conference in January 2022. RSA Conference originally scheduled for February 2022 was moved to June 2022 and Google Cloud Next was cancelled for 2022. As of the date of this report, the market is seeing slow and steady improvement month over month. Rates in the market grew roughly 20% from February 2022 to March 2022 as demand is steadily increasing, particularly midweek where it has been the softest. Demand generators are returning to the market with the largest being Game Developers Conference in March 2022. Although it was approximately half of the pre-COVID attendance, it lifted the market to the best RevPAR we have seen since March 2020. . April 2022 continued the trend with midweek rates rising and another strong performance from the RIMS citywide. May was another strong month with increasing leisure demand and another successful citywide in American Thoracic Society, RevPAR grew 10% month over month. June was the strongest month since the pandemic with rates growing $35 almost 15% just from the previous month driven by strong summer travel and the most successful citywide since the pandemic began in RSA. The hotel achieved a significant benchmark breaking the $4MM mark in total revenues for the first time since January of 2020. July and August 2022 performed strong as well as we closed out the expected demand from summer travel along with an increase in much needed Business Travel and small groups to the hotel.

As a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. On April 9, 2020, Justice entered into a loan agreement (“SBA Loan - Justice”) with CIBC Bank USA under the CARES Act. Justice received proceeds of $4,719,000 from the SBA Loan - Justice. In accordance with the requirements of the CARES Act, Justice has used all proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan - Justice was scheduled to mature on April 9, 2022 and had a 1.00% interest rate and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. InterGroup used all the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup was scheduled to mature on April 27, 2022 and had a 1.00% interest rate. Both the SBA Loan – Justice and SBA Loan – InterGroup (collectively the “SBA Loans”) were forgiven in full by the SBA during the fiscal year ending June 30, 2021 and $5,172,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ended June 30, 2021.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ended June 30, 2022.

RESULTS OF OPERATIONS

As of June 30, 2022, the Company owned approximately 75.0% of the common shares of Portsmouth Square, Inc. The Company’s principal sources of revenue are revenues from the hotel owned by Portsmouth, rental income from its investments in multi-family and commercial real estate properties, and income received from investment of its cash and securities assets.

Portsmouth’s primary asset is a 544-room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel” or the “Property”) and related facilities, including a five-level underground parking garage. The financial statements of Portsmouth have been consolidated with those of the Company.

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

Fiscal Year Ended June 30, 2022 Compared to Fiscal Year Ended June 30, 2021

The Company had a net loss of $10,616,000 or the year ended June 30, 2022 compared to a net income of $10,545,000 for the year ended June 30, 2021. Income from operations was $3,671,000 for the year ended June 30, 2022 and loss from operations was $4,870,000 for fiscal year ended June 30, 2021. The Company recorded losses of $8,101,000 from marketable securities transactions during fiscal year ended June 30, 2022 as compared to gains of $10,705,000 during fiscal year ended June 30, 2021. Gain on debt forgiveness was $2,000,000 and $5,172,000 during fiscal years ended June 30, 2022 and 2021, respectively. The Company did not sell any of its properties during fiscal year ended June 30, 2022. During fiscal year ended June 30, 2021, Santa Fe sold its California property and recorded a gain of $12,043,000 from the sale of real estate in fiscal year ended June 30, 2021.

Hotel Operations

The Company had net loss of $2,776,000 from Hotel operations for the year ended June 30, 2022 compared to net loss of $7,450,000 for the year ended June 30, 2021. The change was primarily attributable to the $16,866,000 increase in Hotel revenue, offset by the $9,540,000 increase in operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the years ended June 30, 2022 and 2021.

For the year ended June 30,	2022	2021
Hotel revenues:
Hotel rooms	$26,599,000	$12,138,000
Food and beverage	1,471,000	293,000
Garage	3,112,000	2,117,000
Other operating departments	352,000	120,000
Total hotel revenues	31,534,000	14,668,000
Operating expenses excluding depreciation and amortization	(27,451,000)	(17,911,000)
Operating income (loss) before interest, depreciation and amortization	4,083,000	(3,243,000)
Gain on disposal of assets	-	12,000
Gain on forgiveness of debt	2,000,000	4,719,000
Interest expense - mortgage	(6,549,000)	(6,710,000)
Depreciation and amortization expense	(2,310,000)	(2,228,000)
Net loss from Hotel operations	$(2,776,000)	$(7,450,000)

For the year ended June 30, 2022, the Hotel had operating income of $4,083,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $31,534,000 compared to operating loss of $3,243,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $14,668,000 for the year ended June 30, 2021. Room revenues increased by $14,461,000 for the year ended June 30, 2022 compared to the year ended June 30, 2021, food and beverage revenue increased by $1,178,000, revenue from garage increased by $995,000, and revenue from other operating departments increased by $232,000. The year over year increase in all areas are result of recovery from the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020.

The following table sets forth the monthly average occupancy percentage of the Hotel for the fiscal years ended June 30, 2022 and 2021.

Month	Jul	Aug	Sep	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	Jun	Fiscal Year
Year	2021	2021	2021	2021	2021	2021	2022	2022	2022	2022	2022	2022	2021 - 2022
Average Occupancy %	82%	77%	76%	79%	72%	74%	68%	74%	81%	87%	90%	95%	80%

Year	2020	2020	2020	2020	2020	2020	2021	2021	2021	2021	2021	2021	2020 - 2021
Average Occupancy %	44%	55%	62%	64%	52%	30%	29%	45%	67%	66%	71%	78%	55%

Total operating expenses increased by $9,540,000 due to increase in salaries and wages, union health insurance, repairs and maintenance, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the year ended June 30, 2022 and 2021.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2022	$168	80%	$134
2021	$111	55%	$61

The Hotel’s revenues increased by 115% year over year. Average daily rate increased by $57, average occupancy increased 25%, and RevPAR increased by $73 for the twelve months ended June 30, 2022 compared to the twelve months ended June 30, 2021.

The Hotel has taken advantage of the softer demand to take on many improvement projects. We have replaced the wall vinyl in several areas in the lobby and replaced all the art to represent more of the iconic locations in San Francisco. All lobby and restaurant rugs have been replaced and all public restrooms on the first four floors have new vinyl. The Hotel has replaced most of the vinyl in the common areas of the meeting floors and will complete the meeting rooms by September 2022. All guest room carpet has been replaced and a new revised model room that has been valued engineered has been presented to the Hilton design team and is expected to be completed by mid-year 2023. Project to repurpose the old Justice offices, accounting offices, Spa, and Executive Lounge has begun which would add 15 additional income producing guest rooms to our inventory. Part of the renovation will be funded by the Hotel’s furniture, fixture, and equipment reserve account with our senior lender.

Real Estate Operations

Revenue from real estate operations increased to $15,685,000 for the year ended June 30, 2022 from $13,990,000 for the year ended June 30, 2021 primarily due to $935,000 reduction in delinquent rents and $581,000 increase in gross potential rent as a result of higher rental rates and higher occupancy. Real estate operating expenses increased to $8,694,000 from $7,869,000 primarily due to increased administrative expenses, salary expense, insurance expense, and painting – contract labor. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $7,614,000 for the year ended June 30, 2022 compared to a net gain on marketable securities of $11,638,000 for the year ended June 30, 2021. For the year ended June 30, 2022, the Company had a net realized loss of $2,581,000 related to the Company’s investment in the common stock of Comstock Mining Inc. (“Comstock” - NYSE MKT: LODE). For the year ended June 30, 2021, the Company had a net gain (realized and unrealized) of $3,390,000 related to the Company’s investment in Comstock.

As of June 30, 2022 and 2021, investments in Comstock represent approximately 0% and 4% of the Company’s investment portfolio, respectively. For the year ended June 30, 2022, the Company had a net realized loss of $2,206,000 and a net unrealized loss of $5,408,000. For the year ended June 30, 2021, the Company had a net realized gain of $876,000 and a net unrealized gain of $10,762,000.

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

During the years ended June 30, 2022 and 2021, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairment and recorded impairment losses of $41,000 and $119,000, respectively.

The Company and its subsidiary Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit during the years ended June 30, 2022 and 2021 represents primarily the combined income tax effect of Portsmouth’s pretax loss which includes its share in net loss from the Hotel and the pre-tax loss from InterGroup (standalone).

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2022 and 2021, the Company had investments in marketable equity securities of $11,049,000 and $35,792,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups:

As of June 30, 2022 Industry Group	Fair Value	% of Total Investment Securities
REITs and real estate companies	$3,289,000	29.8%
Communications Services	2,787,000	25.2%
Financial services	1,755,000	15.9%
Technology	815,000	7.4%
Basic materials	769,000	7.0%
Consumer cyclical	693,000	6.3%
Industrial	385,000	3.5%
Energy	279,000	2.5%
Other	277,000	2.4%
	$11,049,000	100.0%

As of June 30, 2021 Industry Group	Fair Value	% of Total Investment Securities
REITs and real estate companies	$11,624,000	32.5%
Energy	6,374,000	17.8%
Communications Services	4,872,000	13.6%
Financial services	3,873,000	10.8%
Industrials	3,746,000	10.5%
Basic materials	1,797,000	5.0%
Consumer goods	1,702,000	4.8%
Healthcare	981,000	2.7%
Technology	442,000	1.2%
Other	381,000	1.1%
	$35,792,000	100.0%

As of June 30, 2022, the Company’s investment portfolio is diversified with 38 different equity positions. The Company holds three equity securities that comprised more than 10% of the equity value of the portfolio. The three largest security positions represent 23%, 20%, and 13% of the portfolio and consists of the common stock of Paramount Global - Preferred Stock (NASDAQ: PARAP), American Realty Investors, Inc. (NASDAQ: ARL), and BlackRock Muni holdings California Quality Fund Inc. (NASDAQ: MUC), which are included the Communications, REITs and real estate companies, and Financial Services industry groups, respectively.

The following table shows the net (loss) gain on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2022	2021
Net (loss) gain on marketable securities	$(7,614,000)	$11,638,000
Impairment loss on other investments	(41,000)	(119,000)
Dividend and interest income	980,000	519,000
Margin interest expense	(851,000)	(810,000)
Trading expenses	(575,000)	(523,000)
Total	$(8,101,000)	$10,705,000

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL SOURCES

Historically, our cash flows have been primarily generated from our Hotel and real estate operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic continues to have a material detrimental impact on our liquidity. For the fiscal year ended June 30, 2022, our net cash flow provided by operations was $921,000 . We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, postponing capital expenditures, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets.

The Company had cash and cash equivalents of $14,367,000 and $6,808,000 as of June 30, 2022 and 2021, respectively. The Company had restricted cash of $8,982,000 and $8,584,000 as of June 30, 2022 and 2021, respectively. The Company had marketable securities, net of margin due to securities brokers, of $10,110,000 and $21,456,000 as of June 30, 2022 and 2021, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. On July 7, 2021, the maturity date was extended to July 31, 2022. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. On July 20, 2022, the maturity date was extended to July 31, 2023. During the fiscal year ending June 30, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 on June 30, 2022.

During the fiscal year ending June 30, 2021, we completed refinancing on six of our California properties and generated net proceeds of $6,762,000. During the fiscal year ending June 30, 2022, we refinanced six of our properties’ existing mortgages and obtained a mortgage note payable on one of our California properties, generating net proceeds totaling $16,683,000. We are currently evaluating other refinancing opportunities and we could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. The Company had an uncollateralized $5,000,000 revolving line of credit (“LOC”) from CIBC Bank USA (“CIBC”) and the entire $5,000,000 was available to be drawn down as of June 30, 2022 should additional liquidity be necessary. In July 2022, the Company renewed the LOC for a reduced amount of $2,000,000 and is available in its entirety.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice used the proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan was scheduled to mature on April 9, 2022 with a 1.00% interest rate and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On June 10, 2021, the SBA Loan was forgiven in full and $4,719,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ending June 30, 2021.

On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. InterGroup used all the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup was scheduled to mature on April 27, 2022 and had a 1.00% interest rate. On March 17, 2021, SBA Loan – InterGroup was forgiven in full and $453,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ending June 30, 2021.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ending June 30, 2022.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel and our real estate properties. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position, after giving effect to the transactions discussed above, will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if current levels of low occupancy were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. We believe that our cash on hand, along with other potential sources of liquidity that management may be able to obtain, will be sufficient to fund our working capital needs, as well as our capital lease and debt obligations for at least the next twelve months and beyond. However, there can be no guarantee that management will be successful with its plan.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of June 30, 2022, the Company’s material financial obligations which also includes interest payments.

		Year	Year	Year	Year	Year
	Total	2023	2024	2025	2026	2027	Thereafter
Mortgage and subordinated notes payable	$195,400,000	$7,755,000	$108,574,000	$3,970,000	$1,174,000	$3,304,000	$70,623,000
Related party notes payable	3,521,000	567,000	567,000	567,000	567,000	462,000	791,000
Interest	35,822,000	9,075,000	5,630,000	2,491,000	2,371,000	2,264,000	13,991,000
Total	$234,743,000	$17,397,000	$114,771,000	$7,028,000	$4,112,000	$6,030,000	$85,405,000

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no material off balance sheet arrangements.

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. Since Aimbridge has the power and ability under the terms of its management agreement to adjust hotel room rates on an ongoing basis, there should be minimal impact on partnership revenues due to inflation. Partnership revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company’s income is not viewed by management as material.

The Company’s residential rental properties provide income from short-term operating leases and no lease extends beyond one year. Rental increases are expected to offset anticipated increased property operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

The InterGroup Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The InterGroup Corporation and its subsidiaries (the “Company”) as of June 30, 2022, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters do not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matters: Liquidity and Deferred Tax Asset Valuation Allowance

As discussed in Note 2 to the consolidated financial statements, the Company’s cash flows have been primarily generated from their Hotel and real estate operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic continued to have a material detrimental impact on their liquidity. As a result, the Company has taken several steps to preserve capital and increase liquidity. After considering their approach to liquidity and accessing their available sources or cash, the Company believes that their cash position will be adequate to meet anticipated requirements for operating and other expenditures for at least twelve months from the date of issuance of these consolidated financial statements, even if the economic recovery takes longer than anticipated.

As discussed in Note 13 to the consolidated financial statements, a significant portion of the deferred tax assets at June 30, 2022 are not realizable and thus a valuation allowance of $22,775,000 has been recorded.

We identified liquidity and the deferred tax asset valuation allowance as critical audit matters due to the uncertainty, subjectivity, estimates and judgments required by management when forecasting future liquidity and profitability.

How We Addressed the Matters in Our Audit

To test the Company’s conclusions about their ability to continue as a going concern and about their deferred tax valuation allowance, we obtained an analysis about their plans and reviewed all the positive and negative conditions. In addition to considering the impact of any subsequent events, we received the Company’s five-year income projection. We examined the forecast for reasonableness in addition to reviewing management’s plans and considered whether it is likely that the Company will have sufficient available cash to fund their continuing operations and meet their current obligations as they become due for a reasonable period of time, and the extent to which their future profitability will allow them to realize their current deferred tax assets, and that such plans can be effectively implemented.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2022.

East Brunswick, NJ

September 28, 2022

PCAOB ID Number 100

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

The InterGroup Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The InterGroup Corporation (the “Company”) as of June 30, 2021, the related consolidated statements of operations, shareholders’ deficit and cash flows for the year then ended, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

Irvine, California

September 28, 2022

We served as the Company’s auditor from 2017 through 2021.

THE INTERGROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30,	2022	2021

ASSETS
Investment in Hotel, net	$37,267,000	$37,651,000
Investment in real estate, net	48,025,000	47,709,000
Investment in marketable securities	11,049,000	35,792,000
Other investments	-	41,000
Cash and cash equivalents	14,367,000	6,808,000
Restricted cash	8,982,000	8,584,000
Other assets	2,744,000	1,621,000
Deferred tax asset	3,612,000	2,140,000
Total assets	$126,046,000	$140,346,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities	$2,715,000	$3,357,000
Accounts payable and other liabilities – Hotel	7,508,000	6,744,000
Due to securities broker	490,000	7,917,000
Obligations for securities sold	449,000	6,419,000
Related party notes payable	3,521,000	4,088,000
Other notes payable – SBA Loans	-	2,000,000
Finance leases	183,000	664,000
Mortgage notes payable - Hotel	108,747,000	110,134,000
Mortgage notes payable - real estate	85,437,000	70,259,000
Total liabilities	209,050,000	211,582,000

Commitments and contingencies - Note 17

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,459,888 and 3,404,982 issued; 2,236,180 and 2,222,919 outstanding as of June 30, 2022 and 2021, respectively	33,000	33,000
Additional paid-in capital	3,277,000	2,172,000
Accumulated deficit	(46,116,000)	(36,394,000)
Treasury stock, at cost, 1,223,708 and 1,182,063 shares as of June 30, 2022 and 2021, respectively	(19,324,000)	(17,370,000)
Total InterGroup shareholders’ deficit	(62,130,000)	(51,559,000)
Non-controlling interest	(20,874,000)	(19,677,000)
Total shareholders’ deficit	(83,004,000)	(71,236,000)
Total liabilities and shareholders’ deficit	$126,046,000	$140,346,000

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2022	2021
Revenues:
Hotel	$31,534,000	$14,668,000
Real estate	15,685,000	13,990,000
Total revenues	47,219,000	28,658,000
Costs and operating expenses:
Hotel operating expenses	(27,451,000)	(17,911,000)
Real estate operating expenses	(8,694,000)	(7,869,000)
Depreciation and amortization expense	(4,754,000)	(4,639,000)
General and administrative expense	(2,649,000)	(3,109,000)

Total costs and operating expenses	(43,548,000)	(33,528,000)

Income (loss) from operations	3,671,000	(4,870,000)

Other (expense) income:
Interest expense - mortgages	(8,881,000)	(8,914,000)
Gain from sale of real estate	-	12,043,000
Gain on disposal of assets	-	12,000
Net (loss) gain on marketable securities	(5,033,000)	8,248,000
Net (loss) gain on marketable securities - Comstock	(2,581,000)	3,390,000
Gain on debt forgiveness	2,000,000	5,172,000
Loss on debt extinguishment	(335,000)	-
Impairment loss on other investments	(41,000)	(119,000)
Dividend and interest income	980,000	519,000
Trading and margin interest expense	(1,426,000)	(1,333,000)
Net other (expense) income	(15,317,000)	19,018,000
(Loss) income before income taxes	(11,646,000)	14,148,000
Income tax (expense) benefit	1,030,000	(3,603,000)
Net (loss) income	(10,616,000)	10,545,000
Less: Net loss (income) attributable to the noncontrolling interest	1,893,000	(136,000)
Net (loss) income attributable to InterGroup	$(8,723,000)	$10,409,000

Net (loss) income per share
Basic	$(4.77)	$4.74
Diluted	N/A	$4.12
Net (loss) income per share attributable to InterGroup
Basic	$(3.92)	$4.68
Diluted	N/A	$4.06

Weighted average number of common shares outstanding	2,224,293	2,222,919
Weighted average number of diluted shares outstanding	N/A	2,560,514

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Treasury	InterGroup Shareholders’	Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2020	3,404,982	$33,000	$6,626,000	$(43,541,000	$(14,995,000)	$(51,877,000)	$(22,370,000)	$(74,247,000)

Net Income	-	-	-	10,409,000	-	10,409,000	136,000	10,545,000

Stock options expense	-	-	14,000	-	-	14,000	-	14,000

Reclassify non-controlling interest to InterGroup	-	-	-	(3,262,000	-	(3,262,000)	1,207,000	(2,055,000)

Investment in Portsmouth	-	-	(4,468,000)	-	-	(4,468,000)	3,025,000	(1,443,000)

Investment in Justice	-	-	-	-	-	-	(696,000)	(696,000)

Distribution to NCI	-	-	-	-	-	-	(979,000)	(979,000)

Purchase of treasury stock	-	-	-	-	(2,375,000)	(2,375,000)	-	(2,375,000)

Balance at June 30, 2021	3,404,982	$33,000	$2,172,000	$(36,394,000	$(17,370,000)	$(51,559,000)	$(19,677,000)	$(71,236,000)

Net Loss	-	-	-	(8,723,000)	-	(8,723,000)	(1,893,000)	(10,616,000)

Issuance of stock from exercise of stock options	54,906	-	-	-	-	-	-	-

Stock options expense	-	-	4,000	-	-	4,000	-	4,000

Distribution from Santa Fe	-	-	1,159,000		-	1,159,000	-	1,159,000

Investment in Portsmouth	-	-	(58,000)	-	-	(58,000)	41,000	(17,000)

Purchase of Partnership interest	-	-	-	-	-	-	(344,000)	(344,000)

Reclassify noncontrolling interest due to purchase of Justice	-	-	-	(999,999)	-	(999,999)	999,999	-

Purchase of treasury stock	-	-	-	-	(1,954,000)	(1,954,000)	-	(1,954,000)

Balance at June 30, 2022	3,459,888	$33,000	$3,277,000	$(46,116,000)	$(19,324,000)	$(62,130,000)	$(20,874,000)	$(83,004,000)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2022	2021
Cash flows from operating activities:
Net (loss) income	$(10,616,000)	$10,545,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Net unrealized loss (gain) on marketable securities	5,408,000	(10,761,000)
Deferred taxes	(1,472,000)	2,243,000
Gain on disposal of assets	-	(12,000)
Gain from sale of real estate	-	(12,043,000)
Gain from debt forgiveness	(2,000,000)	(5,172,000)
Impairment loss on other investments	41,000	119,000
Depreciation and amortization	4,754,000	4,639,000
Amortization of loan cost	432,000	340,000
Amortization of related party notes	(567,000)	(567,000)
Stock compensation expense	4,000	14,000
Reclassifying non-controlling interest	-	(2,055,000)
Changes in assets and liabilities:
Investment in marketable securities	19,335,000	(18,853,000)
Other assets	(1,123,000)	364,000
Accounts payable and other liabilities	(642,000)	(856,000)
Accounts payable and other liabilities – Hotel	764,000	(236,000
Due to securities broker	(7,427,000)	6,341,000
Obligations for securities sold	(5,970,000)	6,125,000
Net cash provided by (used in) operating activities	921,000	(19,825,000)

Cash flows from investing activities:
Capital expenditures for property and equipment - Hotel	(1,926,000)	(1,068,000)
Capital expenditures for property and equipment - real estate	(2,760,000)	(2,917,000)
Distribution from Santa Fe	1,159,000	-
Investment in Portsmouth	(17,000)	(1,443,000)
Investment in Justice	(344,000)	(696,000)
Proceeds from other investments	-	118,000
Proceeds from sale of real estate	-	15,178,000
Distribution to non-controlling interest	-	(979,000)
Net cash (used in) provided by investing activities	(3,888,000)	8,193,000

Cash flows from financing activities:
Payments of mortgage, finance leases and other notes payable	(3,698,000)	(4,380,000)
Proceeds from mortgage and other notes payable	16,683,000	6,762,000
Issuance cost from refinance of long-term debt	(107,000)	(279,000)
Purchase of treasury stock	(1,954,000)	(2,375,000)
Proceeds from other notes payable – SBA Loans	-	2,000,000
Issuance cost from renewing line of credit	-	(5,000)
Payments of line of credit	-	(2,985,000)
Net cash provided by (used in) financing activities	10,924,000	(1,262,000)

Net increase (decrease) in cash, cash equivalents and restricted cash:	7,957,000	(12,894,000)
Cash, cash equivalents and restricted cash at the beginning of the year	15,392,000	28,286,000
Cash, cash equivalents and restricted cash at the end of the year	$23,349,000	$15,392,000
Supplemental information:
Income taxes paid	$1,975,000	$3,076,000
Interests paid	$7,663,000	$8,677,000

Supplemental non-cash investing and financing transactions:
Additions to Hotel equipment through finance leases	$-	$30,000

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

Effective February 19, 2021, the Company’s 83.7% owned subsidiary, Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF), was liquidated and all of its assets including its 68.8% interest in Portsmouth Square Inc. (“Portsmouth”), a public company (OTCBB: PRSI) was distributed to its shareholders in exchange for their Santa Fe common stock. InterGroup received cash of $5,013,000 and 422,998 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. As a former 3.7% shareholder of Santa Fe, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, received cash of $221,000 and 18,641 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. On April 12, 2021, Santa Fe received a filed stamped copy of its Articles of Dissolution from the State of Nevada, and Santa Fe is effectively fully dissolved and no longer in legal existence. The liquidation and distribution of Santa Fe did not have an impact on the consolidated statement of operations for the fiscal year ended June 30, 2021 but rather on the consolidated balance sheets as of June 30, 2021 as a reclass between noncontrolling interests and accumulated deficit.

In June 2022, InterGroup received distribution of $1,159,000 of from Santa Fe as the entity received federal and state tax refunds from previously filed final tax returns.

As of June 30, 2022, InterGroup owns approximately 75.0% of the outstanding common shares of Portsmouth. As of June 30, 2022, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth.

Portsmouth’s primary business was conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). Effective July 15, 2021, Portsmouth completed the purchase of 100% of the limited partnership interest of Justice through the acquisition of the remaining 0.7% non-controlling interest. Effective December 23, 2021, the partnership was dissolved. The financial statements of Justice were consolidated with those of Portsmouth.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Portsmouth. All significant inter-company transactions and balances have been eliminated.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles (“GAAP”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between the asset’s carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2022 and 2021.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2022 and 2021.

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

Other Investments, Net

Other investments include non-marketable securities (carried at cost, net of any impairments loss) and non-marketable debt instruments. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near-term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2022 and 2021, the Company recorded impairment losses related to other investments of $41,000 and $119,000, respectively. As of June 30, 2022 and 2021, cumulative impairment losses were $4,636,000 and $4,595,000, respectively.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value. As of June 30, 2022 and 2021, the Company does not have any cash equivalents.

Restricted Cash

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves for the Hotel.

Other Assets

Other assets include prepaid insurance, accounts receivable, prepaid expenses, and other miscellaneous assets.

Accounts receivable from the Hotel and rental property customers are carried at cost less an allowance for doubtful accounts that is based on management’s assessment of the collectability of accounts receivable. The Company had accounts receivable of $504,000 at July 1, 2020. As of June 30, 2022, and 2021, the allowance for doubtful accounts was $124,000 and $531,000, respectively. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers. The allowance for doubtful accounts at June 30, 2022 and 2021 includes $110,000 and $514,000 allowance related to the Company’s rental properties, respectively. The temporary eviction moratorium imposed by the federal and state governmental authorities had delayed evictions during fiscal years 2021 and 2022.

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

Treasury Stock

The Company records the acquisition of treasury stock under the cost method. During the years ended June 30, 2022 and 2021, the Company purchased 41,645 and 65,890 shares of treasury stock, respectively.

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

Revenue Recognition

On July 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach to all contracts resulting in no cumulative adjustment to accumulated deficit. The adoption of this standard did not impact the timing of our revenue recognition based on the short-term, day-to-day nature of our operations. See Note 3 – Revenue.

Advertising Costs

Advertising costs are expensed as incurred and are included in Hotel operating expenses in the consolidated statements of operations. Advertising costs were $61,000 and $110,000 for the years ended June 30, 2022 and 2021, respectively.

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

We have considered the income tax accounting and disclosure implications of the relief provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted on March 27, 2020, and the American Rescue Plan Act enacted on March 11, 2021. The effect of tax law changes is required to be recognized either in the interim period in which the legislation is enacted or reflected in the computation of the annual effective tax rate, depending on the nature of the change. As of June 30, 2022 and 2021, we evaluated the income tax provisions of the CARES Act and the American Rescue Plan Act and have determined there to be no material effect on the fiscal years’ tax provision. We will continue to evaluate the income tax provisions of both acts and monitor the tax law changes that could have income tax accounting and disclosure implications.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions.

Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted net income per share is similar to the computation of basic net income per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The basic and diluted earnings per share are the same for the fiscal year ended June 30, 2022 because the Company had a net loss. As of June 30, 2021, the Company’s potentially dilutive common shares are 323,195 shares that Mr. Winfield has a right to acquire pursuant to vested stock options and 14,400 shares that Mr. Gonzalez has a right to acquire pursuant to vested stock options.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to the recording of allowance for doubtful accounts which are based on management’s assessment of the collectability of accounts receivable as of the end of the fiscal year. Actual results may differ from those estimates. Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets and when appropriate, records tax valuation allowances based on that evidence and estimates.

Debt Issuance Costs

Debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the debt liability and are amortized over the life of the debt. Loan amortization costs are included in interest expense in the consolidated statement of operations.

Recent Accounting Pronouncements

As of June 30, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s consolidated financial statements.

NOTE 2 – LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel and real estate operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic continues to have a material detrimental impact on our liquidity. For the fiscal year ended June 30, 2022, our net cash flow provided by operations was $921,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets. As the hospitality and travel environment continues to improve, we will continue to evaluate what services we bring back and anticipate making upgrades to our guest rooms during fiscal year 2023.

The Company had cash and cash equivalents of $14,367,000 and $6,808,000 as of June 30, 2022 and 2021, respectively. The Company had restricted cash of $8,982,000 and $8,584,000 as of June 30, 2022 and 2021, respectively. The Company had marketable securities, net of margin due to securities brokers, of $10,110,000 and $21,456,000 as of June 30, 2022 and 2021, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. On July 7, 2021, the maturity date was extended to July 31, 2022. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. On July 20, 2022, the maturity date was extended to July 31, 2023. During the fiscal year ending June 30, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 on June 30, 2022. All funds advanced to the Hotel have been eliminated in consolidated financial statements at June 30, 2022 and 2021.

During the fiscal year ending June 30, 2021, we completed refinancing on six of our California properties and generated net proceeds of $6,762,000. During the fiscal year ending June 30, 2022, we refinanced five of our properties’ existing mortgages and obtained a mortgage note payable on one of our California properties, generating net proceeds totaling $16,683,000. We are currently evaluating other refinancing opportunities and we could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. In July 2022, the Company renewed its uncollateralized revolving line of credit from CIBC Bank USA (“CIBC”) at a reduced amount of $2,000,000 from $5,000,000 and the entire $2,000,000 is available to be drawn down should additional liquidity be necessary.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Justice received proceeds of $4,719,000 from the SBA Loan. In accordance with the requirements of the CARES Act, Justice used the proceeds from the SBA Loan for payroll costs and other qualified expenses. The SBA Loan was scheduled to mature on April 9, 2022 with a 1.00% interest rate and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On June 10, 2021, the SBA Loan was forgiven in full and $4,719,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ending June 30, 2021.

On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. InterGroup used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup was scheduled to mature on April 27, 2022 and had a 1.00% interest rate. On March 17, 2021, SBA Loan – InterGroup was forgiven in full and $453,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ending June 30, 2021.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. As of June 30, 2021, Justice used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ending June 30, 2022.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance at all of our properties.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel and our real estate properties. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position, after giving effect to the transactions discussed above, will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if the economic recovery takes longer than anticipated. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. However, there can be no guarantee that management will be successful with its plan.

The following table provides a summary as of June 30, 2022, the Company’s material financial obligations which also includes interest payments.

		Year	Year	Year	Year	Year
	Total	2023	2024	2025	2026	2027	Thereafter
Mortgage and subordinated notes payable	$195,400,000	$7,755,000	$108,574,000	$3,970,000	$1,174,000	$3,304,000	$70,623,000
Related party notes payable	3,521,000	567,000	567,000	567,000	567,000	462,000	791,000
Interest	35,822,000	9,075,000	5,630,000	2,491,000	2,371,000	2,264,000	13,991,000
Total	$234,743,000	$17,397,000	$114,771,000	$7,028,000	$4,112,000	$6,030,000	$85,405,000

NOTE 3 – REVENUE

Our revenue from real estate is primarily rental income from residential and commercial property leases which is recorded when due from residents and is recognized monthly as earned. The revenue recognition rules under ASC 606 specifically eliminates rental revenue from the accounting standard.

The following table present our Hotel revenue disaggregated by revenue streams.

For the year ended June 30,	2022	2021
Hotel revenues:
Hotel rooms	$26,599,000	$12,138,000
Food and beverage	1,471,000	293,000
Garage	3,112,000	2,117,000
Other operating departments	352,000	120,000
Total Hotel revenue	$31,534,000	$14,668,000

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

Contract assets and liabilities

We do not have any material contract assets as of June 30, 2022 and 2021, other than trade and other receivables, net on our consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our consolidated balance sheets and had a balance of $375,000 at July 1, 2020. Contract liabilities increased to $493,000 as of June 30, 2022 from $161,000 as of June 30, 2021. The increase for the twelve months ended June 30, 2022 was primarily driven by advance deposits received from customers for services to be performed after June 30, 2022.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2022	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(922,000)	883,000
Furniture and equipment	32,860,000	(28,567,000)	4,293,000
Building and improvements	64,665,000	(35,312,000)	29,353,000
Investment in Hotel, net	$102,068,000	$(64,801,000)	$37,267,000

		Accumulated	Net Book
June 30, 2021	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(606,000)	1,199,000
Furniture and equipment	31,014,000	(27,957,000)	3,057,000
Building and improvements	64,585,000	(33,928,000)	30,657,000
Investment in Hotel, net	$100,142,000	$(62,491,000)	$37,651,000

NOTE 5 - INVESTMENT IN REAL ESTATE, NET

At June 30, 2022, the Company’s investment in real estate consisted of twenty properties located throughout the United States. These properties include sixteen apartment complexes, three single-family houses as strategic investments, and one commercial real estate property. The Company also owns unimproved land located in Maui, Hawaii.

Investment in real estate included the following:

As of June 30,	2022	2021
Land	$22,998,000	$22,998,000
Buildings, improvements and equipment	70,933,000	68,173,000
Accumulated depreciation	(47,374,000)	(44,930,000)
	46,557,000	46,241,000
Land held for development	1,468,000	1,468,000
Investment in real estate, net	$48,025,000	$47,709,000

NOTE 6 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At June 30, 2022 and 2021, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Fair Value
As of June 30, 2022
Corporate Equities	$11,150,000	$1,474,000	$(1,575,000)	$(101,000)	$11,049,000

As of June 30, 2021
Corporate Equities	$29,816,000	$8,634,000	$(2,658,000)	$5,976,000	$35,792,000

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the years ended June 30, 2022 and 2021, respectively.

For the year ended June 30,	2022	2021
Realized gain on marketable securities	$375,000	$2,746,000
Realized loss on marketable securities related to Comstock	(2,581,000)	(1,870,000)
Unrealized (loss) gain on marketable securities	(5,408,000)	7,372,000
Unrealized gain on marketable securities related to Comstock	-	3,390,000
Net (loss) gain on marketable securities	$(7,614,000)	$11,638,000

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

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2022	Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$3,289,000
Communication services	2,787,000
Financial services	1,755,000
Technology	815,000
Basic material	769,000
Consumer cyclical	693,000
Industrial	385,000
Energy	279,000
Other	277,000
$11,049,000

As of June 30, 2021	Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$11,624,000
Energy	6,374,000
Communication services	4,872,000
Financial services	3,873,000
Industrial	3,746,000
Basic material	1,797,000
Consumer cyclical	1,702,000
Healthcare	981,000
Technology	442,000
Other	381,000
$35,792,000

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date.

Financial assets that are measured at fair value on a non-recurring basis and are not included in the tables above are “Other investments in non-marketable securities,” that were initially measured at cost and have been written down to fair value as a result of impairment or adjusted to record the fair value of new instruments received (i.e., preferred shares) in exchange for old instruments (i.e., debt instruments). The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis as follows:

			Net loss for the
Assets	Level 3	June 30, 2022	year ended June 30, 2022

Other non-marketable investments	$-	$-	$(41,000)

			Net loss for the
Assets	Level 3	June 30, 2021	year ended June 30, 2021

Other non-marketable investments	$41,000	$41,000	$(119,000)

For fiscal years ended June 30, 2022 and 2021, we received distribution from other non-marketable investments of zero and $119,000, respectively.

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

NOTE 8 – OTHER ASSETS

Other assets consist of the following as of June 30:

	2022	2021
Accounts receivable, net	$634,000	$340,000
Prepaid expenses	775,000	535,000
Miscellaneous assets	652,000	729,000
Prepaid taxes	683,000	17,000
Total other assets	$2,744,000	$1,621,000

NOTE 9 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of June 30, 2022 and 2021, respectively.

As of June 30,	2022	2021

Note payable – Hilton	$2,375,000	$2,692,000
Note payable – Aimbridge	1,146,000	1,396,000
Other notes payable - SBA Loans	-	2,000,000
Total related party and other notes payable	$3,521,000	$6,088,000

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Operating entered an HMA with Ambridge to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Ambridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution is being amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. During the first quarter of fiscal year 2021, the Hotel obtained approval from Ambridge to use the key money for hotel operations and the funds were exhausted by December 31, 2020. Unamortized portion of the key money is included in the related party notes payable in the consolidated balance sheets.

In July 2018, InterGroup obtained a revolving $5,000,000 line of credit (“RLOC”) from CIBC Bank USA (“CIBC”). The RLOC carries a variable interest rate of 30-day LIBOR plus 3%. Interest is paid on a monthly basis. In July 2019, the Company obtained a modification from CIBC which extended the maturity date of the RLOC from July 24, 2019 to July 23, 2020. In July 2020, InterGroup entered into a second modification agreement with CIBC which extended the maturity date of its RLOC to July 21, 2021. In July 2022, the Company renewed its RLOC for a year at a reduced amount of $2,000,000 from the $5,000,000 and the entire $2,000,000 is available to be drawn down should additional liquidity be necessary.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan – Justice”) with CIBC Bank USA under the CARES Act administered by the U.S. Small Business Administration. The Partnership received proceeds of $4,719,000 from the SBA Loan – Justice. In accordance with the requirements of the CARES Act, Justice used proceeds from the loan primarily for payroll costs. The SBA Loan – Justice was scheduled to mature on April 9, 2022 and had a 1.00% interest rate. On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan – InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. InterGroup used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup was scheduled to mature on April 27, 2022 and had a 1.00% interest rate. Both the SBA Loan – Justice and SBA Loan – InterGroup (collectively the “SBA Loans”) were forgiven by the SBA in full during the fiscal year ended June 30, 2021 and $5,172,000 was recorded as a gain on debt extinguishment on the consolidated statement of operations for the fiscal year ended June 30, 2021.

On February 3, 2021, Justice entered into a second loan agreement (“Second SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the Second SBA Loan. Justice used all proceeds from the Second SBA Loan primarily for payroll costs. The Second SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the Second SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ended June 30, 2022.

Future minimum principal payments for all related party and other financing transactions are as follows:

For the year ending June 30,
2023	$567,000
2024	567,000
2025	567,000
2026	567,000
2027	462,000
Thereafter	791,000
$3,521,000

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $89,114,000 and $90,745,000 as of June 30, 2022 and 2021, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of June 30, 2022, InterGroup is in compliance with both requirements. Justice Operating Company, LLC has not been meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. On July 20, 2022, the maturity date was extended to July 31, 2023. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of Justice in December 2021, Portsmouth replaced Justice as the single member of Mezzanine and assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. As of June 30, 2022 and 2021, the balance of the loan was $14,200,000 and $6,650,000, respectively, and is eliminated in the consolidated balance sheets.

On August 28, 2020, Santa Fe sold its 27-unit apartment complex located in Santa Monica, California for $15,650,000 and received net proceeds of $12,163,000 after selling costs and repayment of debt of $2,985,000. Furthermore, pursuant to the Contribution Agreement between Santa Fe and InterGroup, Santa Fe paid InterGroup $662,000 from the sale.

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

As disclosed in its Definitive Information Statement on Schedule 14C, filed with the SEC on January 25, 2021, Santa Fe received shareholder approval to distribute its assets, as described and subsequently dissolve, all as set forth in the Information Statement. As InterGroup formerly owned 83.7% of the outstanding common stock of Santa Fe, the Company received cash of $5,013,000 and 422,998 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. As a former 3.7% shareholder of Santa Fe, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, received cash of $221,000 and 18,641 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. On April 12, 2021, Santa Fe received a filed stamped copy of its Articles of Dissolution from the State of Nevada, and Santa Fe is effectively fully dissolved and no longer in legal existence. In June 2022, InterGroup received distribution of $1,159,000 of from Santa Fe as the entity received federal and state tax refunds from previously filed final tax returns.

Four of the Portsmouth directors serve as directors of InterGroup. The Company’s Vice President Real Estate was elected President of Portsmouth in May 2021. The Company’s director and Chairman of the Audit Committee, William J. Nance, serves as Comstock’s director and Chairman of the Audit and Finance, Compensation and Nominating and Governance Committees of Comstock.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Board of Portsmouth and oversees the investment activity of Portsmouth. Effective June 2016, Mr. Winfield became the Managing Director of Justice and served in that position until the dissolution of Justice in December 2021. Depending on certain market conditions and various risk factors, the Chief Executive Officer and Portsmouth may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of Portsmouth, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

NOTE 10 – MORTGAGE NOTES PAYABLE

On December 18, 2013: (i) Justice Operating Company, LLC, a Delaware limited liability company (“Operating”), entered into a loan agreement (“Mortgage Loan Agreement”) with Bank of America (“Mortgage Lender”); and (ii) Justice Mezzanine Company, a Delaware limited liability company (“Mezzanine”), entered into a mezzanine loan agreement (“Mezzanine Loan Agreement” and, together with the Mortgage Loan Agreement, the “Loan Agreements”) with ISBI San Francisco Mezz Lender LLC (“Mezzanine Lender” and, together with Mortgage Lender, the “Lenders”). The Partnership was the sole member of Mezzanine until its dissolution in December 2021 when Portsmouth replaced the Partnership as the sole member of Mezzanine. Mezzanine is the sole member of Operating.

The Loan Agreements provide for a $97,000,000 Mortgage Loan and a $20,000,000 Mezzanine Loan. The proceeds of the Loan Agreements were used to fund the redemption of limited partnership interests and the pay-off of the prior mortgage.

The Mortgage Loan is secured by Operating’s principal asset, the Hilton San Francisco-Financial District (the “Property”). The Mortgage Loan bears an interest rate of 5.275% per annum and matures in January 2024. The term of the loan is 10 years with interest only due in the first three years and principal and interest on the remaining seven years of the loan based on a thirty-year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by Portsmouth in favor of the Mortgage Lender.

The Mezzanine Loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The Mezzanine Loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. Interest only payments were due monthly. On July 31, 2019, Mezzanine refinanced the Mezzanine Loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly. As additional security for the new mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of Cred Reit Holdco LLC (the “Mezzanine Guaranty” and, together with the Mortgage Guaranty, the “Guaranties”).

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership was required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for the $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2022 and 2021, InterGroup is in compliance with both requirements. Justice Operating Company, LLC is not meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox and cash sweep by the Lender for all cash collected by the Hotel, and under certain terms, would allow the Lender to request Operating to replace its hotel management company. The DSCR for Operating had been below 1.00 from third quarter of fiscal year 2020 to third quarter of fiscal year 2022 while it is required to maintain a DSCR of at least 1.10 to 1.00 for two consecutive quarters. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR. Justice has not missed any of its debt service payments and does not anticipate missing any debt obligations for at least the next twelve months and beyond. Additionally, Operating’s DSCR for the fourth quarter of fiscal year 2022 has reached 1.69 for the Mortgage Loan and 1.34 for the Mezzanine Loan.

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

In July 2021, the Company refinanced three of its California properties’ existing mortgages totaling $1,065,000 with three new mortgages totaling $3,450,000. The Company generated net proceeds totaling $2,325,000 as a result of the refinancing. Interest rate on the three new mortgages is fixed at 3.50% for five years and the mortgages mature in July 2051. In July 2021, the Company obtained an $830,000 mortgage note payable on one of its unencumbered California properties and received net proceeds of $826,000. Interest rate on the mortgage is fixed at 3.50% for five years and the mortgage note payable matures in August 2051.

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

On June 30, 2022, the Company refinanced its $5,283,000 mortgage note payable on its 30-unit apartment complex in West Los Angeles, California and obtained a new mortgage note payable for $5,850,000. The Company received net proceeds of $522,000 as a result of the refinance. The annual interest rate on the mortgage is fixed at 4.4% for the first five years and 5.44% thereafter. The mortgage loan matures in July 2052.

Each mortgage notes payable is secured by real estate or the Hotel. As of June 30, 2022 and 2021, the mortgage notes payables are summarized as follows:

	As of June 30, 2022
	Number	Note	Note	Mortgage	Interest
Property	of Units	Origination Date	Maturity Date	Balance	Rate

SF Hotel	544 rooms	December 2013	January 2024	$89,114,000	5.28%
SF Hotel	544 rooms	July 2019	January 2024	20,000,000	7.25%
		Mortgage notes payable – Hotel		109,114,000
		Debt issuance costs		(367,000)
		Total mortgage notes payable – Hotel		$108,747,000

Florence	157	March 2015	April 2025	$2,998,000	3.87%
Las Colinas	358	October 2021	November 2031	28,800,000	2.95%
Morris County	151	April 2020	May 2030	17,598,000	3.17%
St. Louis	264	May 2013	May 2023	4,958,000	4.05%
Los Angeles	4	July 2021	July 2051	1,135,000	3.50%
Los Angeles	2	July 2021	July 2051	688,000	3.50%
Los Angeles	1	June 2021	August 2051	904,000	3.50%
Los Angeles	31	October 2020	November 2030	8,400,000	2.52%
Los Angeles	30	June 2022	July 2052	5,850,000	4.40%
Los Angeles	14	January 2021	February 2031	2,704,000	3.05%
Los Angeles	12	June 2016	June 2026	2,026,000	3.59%
Los Angeles	9	June 2020	July 2030	2,498,000	3.09%
Los Angeles	9	November 2020	December 2030	1,934,000	3.05%
Los Angeles	8	July 2021	July 2051	1,567,000	3.50%
Los Angeles	7	August 2012	September 2042	774,000	3.75%
Los Angeles	4	June 2021	August 2051	1,135,000	3.50%
Los Angeles	1	June 2021	August 2051	545,000	3.50%
Los Angeles	4	July 2021	August 2051	816,000	3.50%
Los Angeles	1	September 2018	October 2048	956,000	3.50%
		Mortgage notes payable – real estate		86,286,000
		Debt issuance costs		(850,000)
		Total mortgage notes payable – real estate		$85,437,000

	As of June 30, 2021
	Number	Note	Note	Mortgage	Interest
Property	of Units	Origination Date	Maturity Date	Balance	Rate

SF Hotel	544 rooms	December 2013	January 2024	$90,745,000	5.28%
SF Hotel	544 rooms	July 2019	January 2024	20,000,000	7.25%
		Mortgage notes payable – Hotel		110,745,000
		Debt issuance costs		(611,000)
		Total mortgage notes payable – Hotel		$110,134,000

Florence	157	March 2015	April 2025	$3,076,000	3.87%
Las Colinas	358	November 2012	December 2022	16,065,000	3.73%
Morris County	151	April 2020	May 2030	17,975,000	3.17%
St. Louis	264	May 2013	May 2023	5,100,000	4.05%
Los Angeles	4	September 2012	September 2042	323,000	3.75%
Los Angeles	2	September 2012	September 2042	327,000	3.75%
Los Angeles	1	June 2021	August 2051	920,000	3.50%
Los Angeles	31	October 2020	November 2030	8,400,000	2.52%
Los Angeles	30	August 2007	September 2022	5,453,000	5.97%
Los Angeles	14	January 2021	February 2031	2,761,000	3.05%
Los Angeles	12	June 2016	June 2026	2,077,000	3.59%
Los Angeles	9	June 2020	July 2030	2,552,000	3.09%
Los Angeles	9	November 2020	December 2030	1,975,000	3.05%
Los Angeles	8	July 2013	July 2043	416,000	3.75%
Los Angeles	7	August 2012	September 2042	798,000	3.75%
Los Angeles	4	June 2021	August 2051	1,155,000	3.50%
Los Angeles	1	June 2021	August 2051	555,000	3.50%
Los Angeles	1	September 2018	October 2048	957,000	4.75%
		Mortgage notes payable – real estate		70,885,000
		Debt issuance costs		(626,000)
		Total mortgage notes payable – real estate		$70,259,000

Future minimum payments for all mortgage notes payable are as follows:

For the year ending June 30,
2023	$7,755,000
2024	108,574,000
2025	3,970,000
2026	1,174,000
2027	3,304,000
Thereafter	70,623,000
$195,400,000

NOTE 11 – MANAGEMENT AGREEMENTS

On February 1, 2017, Operating entered into a Hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel with an effective takeover date of February 3, 2017. The term of management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in the aggregate subject to certain conditions. The HMA also provides for Aimbridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second (2nd) anniversary of the takeover date. As of June 30, 2021, the key money balance was zero as the Hotel obtained approval from Aimbridge to use the funds for hotel operations during the first quarter of fiscal year 2021. As of June 30, 2022 and 2021, balance of the unamortized portion of the key money are $1,146,000 and $1,396,000, respectively, and are included in the related party notes payable in the consolidated balance sheets. For the fiscal years ended June 30, 2022 and 2021, hotel management fees were $1,055,000 and $242,000, respectively, offset by key money amortization of $250,000 for both years and are included in Hotel operating expenses in the consolidated statements of operations.

NOTE 12 – CONCENTRATION OF CREDIT RISK

As of June 30, 2022 and 2021, receivables related to Hotel customers were $377,000 and $194,000, respectively. Usually, credit extended to the Company’s tenants at its rental properties is of low risk as leases do not extend beyond one year and if tenants become delinquent, local eviction laws are used to evict tenants. However, as of June 30, 2021 accounts receivable from the Company’s rental properties was $660,000 and allowance for doubtful accounts was $514,000, for a net receivable of $146,000. This unusual large gross receivable amount from our rental properties was due to temporary eviction moratorium imposed by the federal and state governmental authorities since the beginning of the COVID19 pandemic. Under the eviction moratorium, the Company was not allowed to evict tenants for non-payment of rent. Since the eviction moratorium was lifted, accounts receivable from the Company’s rental properties was $366,000 and allowance for doubtful accounts was $110,000, for a net receivable of $256,000 as of June 30, 2022. The Company continues to work with its delinquent tenants and some tenants have received governmental assistance to pay for their delinquent balances.

The Company maintains its cash and cash equivalents and restricted cash with various financial institutions that are monitored regularly for credit quality. At times, such cash and cash equivalents holdings may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) or other federally insured limits; however, the Company has never suffered any losses as a result of such high balances.

NOTE 13 – INCOME TAXES

The provision for the Company’s income tax (expense) benefit is comprised of the following:

For the years ended June 30,	2022	2021

Federal
Current tax expense	$(113,000)	$(755,000)
Deferred tax (expense) benefit	884,000	(1,848,000)
	771,000	(2,603,000)

State
Current tax expense	(330,000)	(605,000)
Deferred tax benefit	589,000	(395,000)
	259,000	(1,000,000)

Income Tax Benefit	$1,030,000	$(3,603,000)

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:

For the years ended June 30,	2022	2021

Statutory federal tax rate	$2,446,000	$(3,169,000)
State income taxes, net of federal tax benefit	204,000	(834,000)
Dividend received deduction	103,000	51,000
PPP Loan forgiveness	1,391,000	-
Provision to return adjustment	634,000	-
Deferral true up – Justice difference in basis of fixed assets	11,621,000	-
Disallowed interest		214,000
Net operating loss	32,000	105,000
Valuation allowance	(15,201,000)	(319,000
Basis difference in investments	-	-
Carryback claim refundable	-	304,000
Payable true up	(311,000)	-
Other	111,000	45,000
	$1,030,000	$(3,603,000)

The components of the deferred tax asset and liabilities are as follows:

	June 30, 2022	June 30, 2021
Deferred tax assets:
Net operating loss carryforwards	$11,075,000	$9,801,000
Deferred gains on real estate sale and depreciation	10,418,000	-
Capital loss carryforwards	1,322,000	614,000
Investment impairment reserve	-	671,000
Accruals and reserves	831,000	893,000
Interest expense	2,231,000	2,684,000
Tax credits	566,000	554,000
Other	247,000	225,000
Deferred Tax Asset before Valuation Allowance	26,690,000	15,442,000
Valuation Allowance	(22,775,000)	(951,000)
Deferred Tax Asset after Valuation Allowance	3,915,000	14,491,00
Deferred tax liabilities:
Equity earnings	-	(5,626,000)
Deferred gains on real estate sale and depreciation		(5,027,000)
Unrealized gain on marketable securities	(9,000)	(1,531,000)
State taxes	(294,000)	(167,000)
Deferred Tax Liability	(303,000)	(12,351,000)
Net deferred tax asset	$3,612,000	$2,140,000

Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets to determine if it is more likely than not that the deferred tax asset will be realized. As of June 30, 2022, it has been determined that it more likely than not that the deferred tax asset will not be recognized with the exception of forecasted five-year projected income. Thus, there was a valuation allowance of $22,775,000 as of June 30, 2022. This was an increase of $21,824,000 from June 30, 2021.

As of June 30, 2022, the Company had net operating loss (“NOL”) carryforwards of approximately $35,483,000 and $41,238,000 for federal and state purposes, respectively. Of the $35,483,000 federal NOL’s carryforwards, $14,697,000 expire in varying amount through 2037 and $20,786,000 of post 2017 NOL’s can be carried forward indefinitely. Note that the post 2017 NOL’s may only offset 80% of future taxable income.

	Federal	State
InterGroup	$472,000	$832,000
Portsmouth	35,011,000	40,416,000
	$35,483,000	$41,248,000

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

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. As of June 30, 2022, it has been determined there are no uncertain tax positions likely to impact the Company.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examination by federal, state and local jurisdictions, where applicable.

As of June 30, 2022, tax years beginning in fiscal years 2018 and 2017 remain open to examination by the federal and state tax jurisdictions, respectively, and are subject to the statute of limitations.

The Company’s income tax expense for the fiscal year ended June 30, 2021 includes $3,382,000 of Santa Fe’s tax expense up to its liquidation on February 19, 2021.

NOTE 14 – SEGMENT INFORMATION

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

Information below represents reported segments for the years ended June 30, 2022 and 2021. Segment income from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Loss from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the year ended	Hotel	Real Estate	Investment
June 30, 2022	Operations	Operations	Transactions	Other	Total
Revenues	$31,534,000	$15,685,000	$-	$-	$47,219,000
Segment operating expenses	(27,451,000)	(8,694,000)	-	(2,651,000)	(38,796,000)
Segment income (loss) from operations	4,083,000	6,991,000	-	(2,651,000)	8,423,000
Interest expense - mortgages	(6,549,000)	(2,332,000)	-	-	(8,881,000)
Gain (loss) on debt extinguishment	2,000,000	(335,000)	-	-	1,665,000
Depreciation and amortization expense	(2,310,000)	(2,444,000)	-	-	(4,754,000)
Loss from investments	-	-	(8,101,000)	-	(8,101,000)
Income tax benefit	-	-		1,030,000	1,030,000
Net income (loss)	$(2,776,000)	$1,880,000	$(8,101,000)	$(1,621,000)	$(10,618,000)
Total assets	$46,847,000	$48,025,000	$11,049,000	$21,125,000	$126,046,000

As of and for the year ended	Hotel	Real Estate	Investment
June 30, 2021	Operations	Operations	Transactions	Other	Total
Revenues	$14,668,000	$13,990,000	$-	$-	$28,658,000
Segment operating expenses	(17,911,000)	(7,869,000)	-	(3,109,000)	(28,889,000)
Segment income (loss) from operations	(3,243,000)	6,121,000	-	(3,109,000)	(231,000)
Interest expense - mortgage	(6,710,000)	(2,204,000)	-	-	(8,914,000)
Gain on disposal of assets	12,000	-	-	-	12,000
Gain on debt forgiveness	4,719,000	-	-	453,000	5,172,000
Gain on sale of real estate		12,043,000	-	-	12,043,000
Depreciation and amortization expense	(2,228,000)	(2,411,000)	-	-	(4,639,000)
Gain from investments	-	-	10,705,000	-	10,705,000
Income tax expense	-	-		(3,603,000)	(3,603,000)
Net income (loss)	$(7,450,000)	$13,549,000	$10,705,000	$(6,259,000)	$10,545,000
Total assets	$46,505,000	$47,709,000	$35,833,000	$10,299,000	$140,346,000

NOTE 15 – STOCK-BASED COMPENSATION PLANS

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

As of June 30, 2022 and 2021, there were no RSUs outstanding.

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

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30, which is 100% of the fair market value of the Company’s Common Stock as determined by reference to the closing price of the Company’s Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options had an original expiration date ten years from the date of grant, unless terminated earlier in accordance with the terms of the 2010 Incentive Plan. The options shall be subject to both time and market-based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2022, all the market vesting requirements have been met.

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

In February 2012, the Compensation Committee awarded 90,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 90,000 shares of common stock. The per share exercise price of the options is $19.77 which is the fair value of the Company’s Common Stock as reported on NASDAQ on February 28, 2012. The options expire ten years from the date of grant. The options are subject to both time and market-based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. On January 21, 2022, Mr. Winfield exercised 90,000 of his vested stock options by surrendering 35,094 shares of the Company’s common stock at fair value as payment of the exercise price, resulting in a net issuance to him of 54,906 shares. No additional compensation expense was recorded related to the issuance. This intrinsic value of the cashless exercise of 54,906 stock options was approximately $2,784,000 at January 21, 2022 when the Company’s stock closing stock price was $50.70.

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

In March 2017, the Compensation Committee awarded 18,000 stock options to the Company’s Vice President of Real Estate, David C. Gonzalez, to purchase up to 18,000 shares of common stock. The per share exercise price of the options is $27.30 which is the fair value of the Company’s Common Stock as reported on NASDAQ Capital Market on March 2, 2017. The options expire ten years from the date of grant. Pursuant to the time vesting requirements, the options vest over a period of five years, with 3,600 options vesting upon each one-year anniversary of the date of grant. All 18,000 shares are vested as of June 30, 2022.

During the years ended June 30, 2022 and 2021, the Company recorded stock option compensation expense of $4,000 and $14,000, respectively, related to stock options previously issued. As of June 30, 2022, all compensation related to stock options has been fully amortized.

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

The following table summarizes the stock options activity from July 1, 2020 through June 30, 2022:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at	July 1, 2020	341,195	$16.95	3.83 years	$3,271,000
Granted		-	-	-	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2021	341,195	$16.95	2.83 years	$8,890,000
Exercisable at	June 30, 2021	337,595	$16.84	2.80 years	$8,833,000
Vested and expected to vest at	June 30, 2021	341,195	$16.95	2.83 years	$8,890,000

Outstanding at	July 1, 2021	341,195	$16.95	2.83 years	$8,890,000
Granted		-	-	-	-
Exercised		(90,000)	19.77	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2022	251,195	$15.95	2.60 years	$6,628,000
Exercisable at	June 30, 2022	251,195	$15.95	2.60 years	$6,628,000
Vested at	June 30, 2022	251,195	$15.95	2.60 years	$6,628,000

NOTE 16 – RELATED PARTY TRANSACTIONS

As discussed in Note 9 – Related Party and Other Financing Transactions, upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. On July 20, 2022, the maturity date was extended to July 31, 2023. As of June 30, 2022 and 2021, the balance of the loan was $14,200,000 and $6,650,000, net of loan amortization costs of zero, respectively, and are eliminated in the consolidated balance sheets of InterGroup.

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

Effective February 19, 2021, the Company’s 83.7% owned subsidiary, Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF), was liquidated and all of its assets including its 68.8% interest in Portsmouth Square Inc. (“Portsmouth”), a public company (OTCBB: PRSI) was distributed to its shareholders in exchange for their Santa Fe common stock. InterGroup received cash of $5,013,000 and 422,998 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. As a former 3.7% shareholder of Santa Fe, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, received cash of $221,000 and 18,641 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. On April 12, 2021, Santa Fe received a filed stamped copy of its Articles of Dissolution from the State of Nevada, and Santa Fe is effectively fully dissolved and no longer in legal existence. The liquidation and distribution of Santa Fe did not have an impact on the consolidated statement of operations but rather on the consolidated balance sheets as a re-class between non-controlling interests and accumulated deficit. As of June 30, 2022, InterGroup owns approximately 75.0% of the outstanding common shares of Portsmouth. As of June 30, 2022, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth.

In August 2004, the Company purchased an approximately two-acre parcel of unimproved land in Kihei, Maui, Hawaii for $1,467,000. In March 2021, in an effort to make both companies more efficient, InterGroup purchased back the 50% interest of InterGroup Uluniu Inc. from Portsmouth for $980,000, which represents Portsmouth’s carrying cost of the investment. No gains or losses were realized as a result of the transaction since it was a related-party transaction. As a related-party transaction, the fairness of the financial terms of the transactions were reviewed and approved by the independent director of each company.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Board of Portsmouth and oversees the investment activity of Portsmouth. Effective June 2016, Mr. Winfield became the Managing Director of Justice and served in that position until the dissolution of Justice in December 2021. Depending on certain market conditions and various risk factors, the Chief Executive Officer and Portsmouth may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of Portsmouth, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

Since the opening of the Hotel as a full brand Hilton in January 2006, Justice has incurred monthly royalties, program fees and information technology recapture charges equal to a percentage of the Hotel’s gross room revenue. Fees for such services during fiscal year 2022 and 2021 totaled approximately $2,107,000 and $703,000, respectively.

Hotel Employees

On February 3, 2017, Aimbridge assumed all labor union agreements and retained employees of their choice to continue providing services to the Hotel. As of June 30, 2022, approximately 86% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which Aimbridge was a party. CBA for Local 2 (Hotel and Restaurant Employees) expired on August 13, 2022 and is currently under review. CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2022. CBA for Local 39 (Stationary Engineers) will expire on July 31, 2024.

Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for the Company and Aimbridge. The Company expects and anticipates that the terms of conditions of CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of each CBA and incorporates these principles into its operating and budgetary practices.

Legal Matters

Portsmouth Square Inc., through its operating company Justice Investors Operating Co., a Delaware limited liability company (the “Company”), is the owner of the real property located at 750 Kearny Street in San Francisco, currently improved with a 27 – story building which houses a Hilton Hotel (the “Property”). The Property was improved pursuant to approvals granted by the City and County of San Francisco (the “City”) in 1970. Those approvals included a Major Encroachment Permit (“Permit”) by which the Company was authorized to construct an ornamental overhead pedestrian bridge across Kearny Street, connecting the Property to the City park and underground parking garage known as Portsmouth Square (the “Bridge”). The construction of the Bridge was a condition of the City’s approval of the construction of the hotel structure on the Property. Effective on May 24, 2022, the City has revoked the Permit and directed the Company to remove the Bridge at the Company’s expense, including construction management costs and traffic control. Pursuant to a letter dated June 13, 2022, the City’s Department of Public works has specifically directed the “removal of the unpermitted pedestrian bridge and all related physical encroachments in the public right-of-way and on City property” and the submission of a general bridge removal and restoration plan (the “Plan”). The Company disputes the legality of the purported revocation of the Permit. The Company further disputes any obligation to remove the Bridge at its expense. In particular, representatives of the Company have participated in meetings with the City since August 1, 2019, discussing a collaborative process for the possible removal of the Bridge. Until the recent revocation of the Permit, the City representatives have repeatedly and consistently agreed that the City will pay for the associated costs of any Bridge removal. Nevertheless, without waiving any rights, in an effort to understand all of the available options, and to provide a response to the City’s new directives, the Company has engaged a Project Manager, a structural engineering firm and an architect to advise on the process and for the development of a Plan for the Bridge removal, as well as the reconstruction of the front of the Hilton Hotel. The Plan is currently not expected to be completed until early in 2023. At this time, early estimates of the cost of the Plan exceed $2 million. The Company is currently considering its options with regard to filing litigation to invalidate the revocation of the Permit so as to preclude removal of the Bridge, and/or to compel the City to honor its commitment to pay for the removal of the Bridge.

The Company may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company will defend itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 18 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that the accompanying financial statements were issued, and has determined that no material subsequent events exist through the date of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 31, 2022, the Audit Committee retained WithumSmith+Brown, PC (“Withum”) as the Company’s new independent registered public accounting firm upon the resignation of Moss Adams LLP (“Moss Adams”) in December 2021. For the fiscal years ended June 30, 2020 and 2021, and the interim periods up to the resignation date, Moss Adams’ reports on the financial statements did not contain an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles. Furthermore, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, nor auditing scope or procedure.

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

Management, including our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm, pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2022:

Name	Position with the Company	Age	Term to Expire
Class A Directors:

John V. Winfield (4)	Chairman of the Board; President and Chief Executive Officer	75	Fiscal 2024 Annual Meeting

Jerold R. Babin (3)	Director	89	Fiscal 2024 Annual Meeting

Class B Directors:

Yvonne L. Murphy (1) (2) (4)	Director	65	Fiscal 2022 Annual Meeting

William J. Nance (2) (3) (4)	Director	78	Fiscal 2022 Annual Meeting

Class C Director:

John C. Love (1) (2) (3)	Director	82	Fiscal 2023 Annual Meeting

Executive Officers:

David C. Gonzalez	Vice President Real Estate, Advisor of Executive Strategic Real Estate and Securities Investment Committee, and President of Portsmouth Interim Principal Financial Officer	55	N/A

Danfeng Xu	Treasurer, Controller (Principal Financial Officer), and Secretary Resigned effective August 31, 2022	35	N/A

(1)	Member of the Nominating Committee
(2)	Member of the Compensation Committee
(3)	Member of the Audit Committee
(4)	Member of the Executive Strategic Real Estate and Securities Investment Committee

Business Experience:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield — Mr. Winfield was first appointed to the Board in 1982. He currently serves as the Company’s Chairman of the Board, President and Chief Executive Officer, having first been appointed as such in 1987. Mr. Winfield also serves as Chairman and Chief Executive Officer of the Company’s subsidiary Portsmouth, a public company. Effective June 2016, Mr. Winfield became the Managing Director of Justice and served in that position until the dissolution of Justice in December 2021. On May 24, 2021, Mr. Winfield resigned effective immediately as President of Portsmouth. Mr. Winfield’s extensive experience as an entrepreneur and investor, as well as his managerial and leadership experience from serving as a chief executive officer and director of public companies, led to the Board’s conclusion that he should serve as a director of the Company.

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

Danfeng Xu – Ms. Xu was appointed as Treasurer and Controller of the Company on October 16, 2017. Ms. Xu also serves as Treasurer and Controller of Portsmouth and Santa Fe, having been appointed to those positions on October 16, 2017. On June 1, 2018, she was appointed Secretary of the Company, Portsmouth and Santa Fe. Prior to joining the Company, she had served as Controller and worked in other positions at the Hotel from July 2010 to February 2017. She obtained her Bachelor of Science degree in Business Administration, Accounting and Finance from The Ohio State University and her Master of Professional Accounting, with a concentration in Audit and Assurance from University of Washington. Ms. Xu resigned effective August 31, 2022.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal year 2022 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

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

Item 11. Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiaries for each of the Company’s last two completed fiscal years ended June 30, 2022 and 2021. There was no non-equity incentive plan compensation or nonqualified deferred compensation earnings. There are currently no employment contracts with the executive officers.

SUMMARY COMPENSATION TABLE

Name and Position	Fiscal Year	Salary		Bonus	Other Compensation		Total

John V. Winfield	2022	$838,000	(1)	$-	$59,000	(2)	$897,000	(3)
Chairman, President and	2021	$843,000	(1)	$270,000	$56,000	(2)	$1,169,000	(3)
Chief Executive Officer

David C. Gonzalez	2022	$457,000		$-	$-		$457,000
Vice President Real Estate	2021	$324,000		$360,000	$-		$684,000

Danfeng Xu	2022	$171,000		$10,000	$-		$181,000	(3)
Treasurer and Controller	2021	$170,000		$9,000	$-		$179,000	(3)
(Principal Financial Officer)

(1)	Mr. Winfield served as President and Chairman of the Board of the Company’s subsidiary, Santa Fe, up to its liquidation in March 2021. Mr. Winfield also serves as Chairman of the Board of Portsmouth. Mr. Winfield received a salary in the aggregate amount of $438,000 from Santa Fe and Portsmouth during fiscal year 2021. During fiscal year 2022, Mr. Winfield received salary of $433,000 from Portsmouth. The amounts include director’s fees totaling $6,000 and $11,000 for the fiscal years 2022 and 2021, respectively.

(2)	Compensation for a portion of the salary of an assistant to Mr. Winfield.

(3)	Compensation is allocated approximately 50% to the Company and 50% to Santa Fe and Portsmouth. However, upon the liquidation of Santa Fe in March 2021, salary is allocated approximately 50% to the Company and 50% to Portsmouth.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2022

The following table sets forth information concerning option awards and stock awards for each named executive officer that were outstanding as of the end of the Company’s last completed fiscal year ended June 30, 2022. There were no other equity incentive plan awards that were outstanding.

	Option Awards
	Number of		Number of
	securities		securities
	underlying		underlying
	unexercised		unexercised	Option	Option
	options (#)		options (#)	exercise	expiration
Name	exercisable		Un-exercisable	price $	date

John V. Winfield	100,000	(1)	-	$10.30	3/16/26
John V. Winfield	133,195	(2)	-	$18.65	12/26/23
David C. Gonzalez	18,000	(3)	-	$27.30	3/2/27

(1)	Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance-based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one-year anniversary of the date of grant, March 16, 2010. Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2022, the performance vesting requirements of the options were satisfied.

(2)	On December 26, 2013, the Compensation Committee authorized, subject to shareholder approval, a grant of non-qualified and incentive stock options for an aggregate of 160,000 shares (the “Option Grant”) to the Company’s President and Chief Executive Officer, John V. Winfield. The stock option grant was approved by shareholders on February 19, 2014. The grant of stock options was made pursuant to, and consistent with, the 2010 Incentive Plan, as proposed to be amended. The non-qualified stock options are for 133,195 shares and have a term of ten years, expiring on December 26, 2023, with an exercise price of $18.65 per share. The incentive stock options are for 26,805 shares and have a term of five years, expiring on December 26, 2018, with an exercise price of $20.52 per share. In accordance with the terms of the 2010 Incentive Plan, the exercise prices were based on 100% and 110%, respectively, of the fair market value of the Company’s common stock as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on the date of grant. The stock options are subject to time vesting requirements, with 20% of the options vesting annually commencing on the first anniversary of the grant date. In December 2018, Mr. Winfield exercised the 26,805 vested incentive stock options by surrendering 17,439 shares of the Company’s common stock at fair value as payment of the exercise price, resulting in a net issuance to him of 9,366 shares. No additional compensation expense was recorded related to the issuance.

(3)	Mr. Gonzalez’s stock options vest over a period of five years, with 3,600 options vesting upon each one-year anniversary of the date of grant, March 2, 2017.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance-based compensation. Since InterGroup and Portsmouth are both public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over a several years. For fiscal years 2022 and 2021, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

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

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30, which is 100% of the fair market value of the Company’s Common Stock as determined by reference to the closing price of the Company’s Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options had an original expiration date ten years from the date of grant, unless terminated earlier in accordance with the terms of the 2010 Incentive Plan. The options shall be subject to both time and market-based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2022, all the market vesting requirements have been met.

On December 28, 2019, the Compensation Committee of the Board of Directors recommended to the Board amendments to the 2010 Incentive Plan which would amend Section 1.3 to extend the term from ten years to sixteen years, and Section 6.4 to change “tenth (10th) anniversary date” to “twentieth (20th) anniversary date”. This would increase the term of the 2010 Incentive Plan to twenty years (expiring in February 2030 instead of February 2020) and also permit the existence of options with a term longer than ten years. The purpose of the amendment to the term is to extend its existence as our only incentive plan. The purpose of amendment of the allowable term of options is so that the Board may extend the term of the 100,000 options granted to John Winfield on March 16, 2010 from ten years to sixteen years so that these options will terminate on March 16, 2026 instead of on March 16, 2020, in recognition of Mr. Winfield’s contributions to and leadership of our Company. The recommended amendments were approved by shareholders on February 25, 2020. During the fiscal year ended June 30, 2020, the Company recorded additional stock option compensation expense in the amount of $116,000 because of the aforementioned amendments.

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

The following table sets forth the compensation paid to directors during the fiscal year ended June 30, 2022:

DIRECTOR COMPENSATION

	Fees Earned or			All Other
Name	Paid in Cash*		Stock Awards	Compensation	Total

John C. Love	$46,000	(1)	-	-	$46,000

William J. Nance	$48,000	(2)	-	-	$48,000

Jerold R. Babin	$44,000	(3)	-	-	$44,000

Yvonne L. Murphy	$34,000		-	-	$34,000

John V. Winfield (4)	-		-	-

*	Amounts shown include board retainer fees, committee fees and meeting fees.

(1)	Mr. Love also serves as director of the Company’s subsidiary, Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Portsmouth.

(2)	Mr. Nance also serves as a director of Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Portsmouth.

(3)	Mr. Babin also serves as a director of Portsmouth. Amounts shown include $6,000 in regular board fees paid by Portsmouth.

(4)	As Chief Executive Officer, the Company’s Chairman, John V. Winfield, was not paid any board, committee or meetings fees. Mr. Winfield received $6,000 in regular board fees from Portsmouth, which is reported on the Summary Compensation Table.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as of September 28, 2022, certain information with respect to the beneficial ownership of Common Stock of the Company owned by those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	1,686,374	(3)	68.0%
1516 S. Bundy Drive, Suite 200 Los Angeles, California 90025

(1)	Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2)	Percentages are calculated on the basis of 2,227,541 shares of Common Stock outstanding as of September 28, 2022, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)	Includes 233,195 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

Security Ownership of Management.

The following table sets forth, as of September 28, 2022, certain information with respect to the beneficial ownership of Common Stock of the Company owned by (i) each Director and each of the named Executive Officers, and (ii) all Directors and Executive Officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	1,686,374	(3)	68 .0%

William J. Nance	47,946		1.9%

John C. Love	17,561		*

David C. Gonzalez	44,769	(4)	1.8%

Yvonne L. Murphy	2,282		*

All Directors and Executive Officers as a Group (5 persons)	1,798,932		72.6%

*	Ownership does not exceed 1%.

(1)	Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2)	Percentages are calculated on the basis of 2,227,541 shares of Common Stock outstanding at September 28, 2022, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)	Includes 233,195 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

(4)	Includes 18,000 shares that Mr. Gonzalez has a right to acquire pursuant to vested stock options.

Changes in Control.

There are no arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2022 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	251,195	$15.95	None

Equity compensation plans not approved by security holders	None	N/A	None

Total	251,195	$15.95	None

(a) There were 251,195 stock options outstanding as of June 30, 2022.

(b) Reflects the weighted average exercise price of all outstanding options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 30, 1998, the Company’s Chairman and President entered into a voting trust agreement with the Company giving the Company the power to vote his 4.0% interest in the outstanding shares of the Santa Fe common stock. The voting trust agreement was terminated in March 2021 upon the liquidation of Santa Fe liquidation. Mr. Winfield received 2.5% of Portsmouth stock in exchange for his 4.0% interest in Santa Fe. Director William Nance is a director and Chairman of the Audit Committee of Comstock Mining, Inc., since 2005.

Two general partners provided services to the Partnership through December 17, 2013. On December 18, 2013, the Partnership redeemed Evon’s partnership interest and Portsmouth Square became the sole general partner. The Partnership’s obligation to pay Evon, Justice’s former general partner, terminated as of December 18, 2013. Under the terms of the Justice Partnership Agreement, its general partner, Portsmouth, received annual compensation of one percent of Hotel Revenue up to the dissolution of the Partnership in December 2021. During each of the years ended June 30, 2022 and 2021, total compensation earned by Portsmouth under the new and previous agreements were $130,000 and $146,000, respectively. Amounts earned by Portsmouth are eliminated in consolidation. Effective with the dissolution of the Partnership, the compensation to Portsmouth from the hotel was terminated.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Portsmouth, and oversees the investment activity of Portsmouth. Effective June 2016, Mr. Winfield became the Managing Director of Justice and served in that position until the dissolution of Justice in December 2021. Depending on certain market conditions and various risk factors, the Chief Executive Officer and Portsmouth may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of Portsmouth, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

Director Independence

InterGroup’s common stock is listed on the NASDAQ Capital Market tier of the NASDAQ Stock Market LLC. InterGroup is a Smaller Reporting Company under the rules and regulations of the SEC. The Board of Directors of InterGroup currently consists of five members. With the exception of the Company’s President and CEO, John V. Winfield, all of InterGroup’s Board of Directors consists of “independent” directors as independence is defined by the applicable rules of the SEC and NASDAQ. There are no members of the Company’s compensation, nominating or audit committees that do not meet those independence standards.

Item 14. Principal Accounting Fees and Services

On January 31, 2022, the Audit Committee retained WithumSmith+Brown, PC, PCAOB ID: 100 (“Withum”) as the Company’s new independent registered public accounting firm upon the resignation of Moss Adams LLP, Irvine CA, PCAOB ID: 659 (“Moss Adams”) in December 2021. The aggregate fees billed for each of the last two fiscal years ended June 30, 2022 and 2021 for professional services rendered by Withum and Moss Adams are set forth in the table below. These fees were billed for audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q reports, and services provided in connection with statutory and regulatory filings and engagements for those fiscal years.

	Fiscal Year
	2022	2021
Audit fees – Withum	$52,000	$-
Tax fees – Withum	31,000	-
Audit fees – Moss Adams	207,000	247,000
Tax fees – Moss Adams	95,000	60,000
TOTAL:	$385,000	$307,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report at pages 32 through 64:

(a)(2) Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X have been omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Articles of Incorporation:

3.1	Certificate of Incorporation, dated September 11, 1985, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4, filed on September 6, 1985 (Registration No. 33-00126) and Amendment 1 to that Registration Statement filed on October 23, 1985.

3.2	Restated Certificate of Incorporation, dated March 9, 1998, incorporated by reference to Exhibit 3 of the Company’s Amended Quarterly Report on Form 10-QSB/A for the period ended March 31, 1998, as filed on May 19, 1998.

3.3	Certificate of Amendment to Certificate of Incorporation, dated October 2, 1998, incorporated by reference to Exhibit 3 of the Company’s Quarterly report on Form 10-QSB for the period ended September 30, 1998, as filed on November 13, 1998.

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on August 6, 2007, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 as filed on September 28, 2007.

3.(ii)	Amended and Restated By-Laws of The InterGroup Corporation, effective as of December 10, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on December 12, 2007.

4.	Instruments defining the rights of security holders including indentures*

9.	Voting Trust Agreement: Voting Trust Agreement dated June 30, 1998 between John V. Winfield and The InterGroup Corporation is incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on September 28, 1998.

10.	Material Contracts:

10.1	1998 Stock Option Plan for Non-Employee Directors approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.2	1998 Stock Option Plan for Selected Key Officers, Employees and Consultants approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.3	The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on January 26, 2007).

10.4	Amended and Restated Agreement of Limited Partnership of Justice Investors, effective November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q Report for the quarterly period ended December 31, 2010, filed with the Commission on February 11, 2011).

10.5	General Partner Compensation Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to Company’s Form 10-Q Report for the quarterly period ended December 31, 2008, filed with the Commission on February 13, 2009).

10.6	The InterGroup Corporation 2008 Restricted Stock Unit Plan, adopted by the Board of Directors on December 3, 2008, and ratified by the shareholders on February 18, 2009 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Commission on January 21, 2009).

10.7	Restricted Stock Unit Agreement, dated February 18, 2009, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Commission on October 13, 2009).

10.8	The InterGroup Corporation 2010 Omnibus Employee Incentive Plan, approved by the shareholders and adopted by the Board of Directors on February 24, 2010 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Commission on January 27, 2010).

10.9	Employee Stock Option Agreement, dated March 16, 2010, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.9 of the Company’s report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Commission on September 27, 2010).

10.10	Franchise License Agreement, dated December 10, 2004, between Justice Investors and Hilton Hotels (incorporated by reference to Exhibit 10.10 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.13	Employee Stock Option Agreement, dated February 28, 2012, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the Commission on September 20, 2012).

10.16	Management Agreement, dated February 1, 2017, between Justice Operating Company, LLC and Aimbridge Management Company, LLC. (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K Report for the fiscal year ended June 30, 2017, as filed with the Commission on October 13, 2017). *

14	Code of Ethics (filed herewith).

21	Subsidiaries (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm Moss Adams

23.2	Consent of Independent Registered Public Accounting Firm Withum Smith+Brown, PC

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbones-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbones-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DFE	Inline XBRL Taxonomy Extension definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	All Exhibits marked by one asterisk are incorporated herein by reference to the Trust’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on September 6, 1985, Amendment No. 1 to Form S-4 as filed with the Securities and Exchange Commission on October 23, 1985, Exhibit 14 to Form 8 Amendment No. 1 to Form 8 filed with the Securities & Exchange Commission November 1987 and Form 8 Amendment No. 1 Item 4 filed with the Securities & Exchange Commission October 1988.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERGROUP CORPORATION
(Registrant)

Date:	September 28, 2022	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	September 28, 2022	by	/s/ David C. Gonzalez
David C. Gonzalez, Vice President Real Estate and Interim Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Executive Officer and	September 28, 2022
John V. Winfield	Chairman of the Board (Principal Executive Officer)

/s/ David C. Gonzalez	Vice President Real Estate (Interim Principal Financial Officer)	September 28, 2022
David C. Gonzalez

/s/ Jerold R. Babin	Director	September 28, 2022
Jerold R. Babin

/s/ John C. Love	Director	September 28, 2022
John C. Love

/s/ Yvonne L. Murphy	Director	September 28, 2022
Yvonne L. Murphy

/s/ William J. Nance	Director	September 28, 2022
William J. Nance

