Form 10-Q
period 2022-09-30
INTERGROUP CORP
filed 2022-11-14
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of registrant’s Common Stock, as of November 4, 2022 was 2,217,414

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022
As of	(unaudited)	June 30, 2022
ASSETS
Investment in Hotel, net	$38,248,000	$37,267,000
Investment in real estate, net	48,147,000	48,025,000
Investment in marketable securities	10,687,000	11,049,000
Cash and cash equivalents	12,219,000	14,367,000
Restricted cash	8,662,000	8,982,000
Other assets, net	3,439,000	2,744,000
Deferred tax assets, net	3,670,000	3,612,000
Total assets	$125,072,000	$126,046,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$9,291,000	$7,691,000
Accounts payable and other liabilities	3,033,000	2,715,000
Due to securities broker	-	490,000
Obligations for securities sold	-	449,000
Related party notes payable	3,379,000	3,521,000
Mortgage notes payable - Hotel, net	108,249,000	108,747,000
Mortgage notes payable - real estate, net	85,202,000	85,437,000
Total liabilities	209,154,000	209,050,000

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,459,888 and 3,459,888 issued; 2,218,541 and 2,236,180 outstanding, respectively	33,000	33,000
Additional paid-in capital	3,258,000	3,277,000
Accumulated deficit	(46,315,000)	(46,116,000)
Treasury stock, at cost, 1,241,347 and 1,223,708 shares, respectively	(20,196,000)	(19,324,000)
Total InterGroup shareholders’ deficit	(63,220,000)	(62,130,000)
Noncontrolling interest	(20,862,000)	(20,874,000)
Total shareholders’ deficit	(84,082,000)	(83,004,000)

Total liabilities and shareholders’ deficit	$125,072,000	$126,046,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

For the three months ended September 30,	2022	2021
Revenues:
Hotel	$12,310,000	$6,805,000
Real estate	4,078,000	4,116,000
Total revenues	16,388,000	10,921,000
Costs and operating expenses:
Hotel operating expenses	(9,306,000)	(6,333,000)
Real estate operating expenses	(2,191,000)	(2,074,000)
Depreciation and amortization expenses	(1,329,000)	(1,148,000)
General and administrative expenses	(699,000)	(810,000)

Total costs and operating expenses	(13,525,000)	(10,365,000)

Income from operations	2,863,000	556,000

Other (expense) income:
Interest expense - mortgages	(2,222,000)	(2,242,000)
Net loss on marketable securities	(810,000)	(1,818,000)
Net loss on marketable securities - Comstock	-	(350,000)
Dividend and interest income	175,000	187,000
Trading and margin interest expense	(265,000)	(354,000)
Total other expense, net	(3,122,000)	(4,577,000)

Loss before income taxes	(259,000)	(4,021,000)
Income tax benefit	58,000	1,115,000
Net loss	(201,000)	(2,906,000)
Less: Net loss attributable to the noncontrolling interest	2,000	745,000
Net loss attributable to The InterGroup Corporation	$(199,000)	$(2,161,000)

Net loss per share
Basic	$(0.09)	$(1.31)
Diluted	$(0.09)	$(1.31)

Net loss per share attributable to The InterGroup Corporation
Basic	$(0.09)	$(0.97)
Diluted	$(0.09)	$(0.97)

Weighted average number of basic common shares outstanding	2,231,228	2,222,904
Weighted average number of diluted common shares outstanding	2,482,423	2,560,499

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury	InterGroup Shareholders’	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2022	3,459,888	$33,000	$3,277,000	$(46,116,000)	$(19,324,000)	$(62,130,000)	$(20,874,000)	$(83,004,000)
Net loss	-	-	-	(199,000)	-	(199,000)	(2,000)	(201,000)
Investment in Portsmouth	-	-	(19,000)	-	-	(19,000)	14,000	(5,000)
Purchase of treasury stock	-	-	-	-	(872,000)	(872,000)	-	(872,000)
Balance at September 30, 2022	3,459,888	$33,000	$3,258,000	$(46,315,000)	$(20,196,000)	$(63,220,000)	$(20,862,000)	$(84,082,000)

	Common Stock		Additional Paid-in	Accumulated	Treasury	InterGroup Shareholders’	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2021	3,404,982	$33,000	$2,172,000	$(36,394,000)	$(17,370,000)	$(51,559,000)	$(19,677,000)	$(71,236,000)
Net Loss	-	-	-	(2,161,000)	-	(2,161,000)	(745,000)	(2,906,000)
Stock options expense	-	-	2,000	-	-	2,000	-	2,000
Investment in Portsmouth	-	-	(25,000)	-	-	(25,000)	17,000	(8,000)
Purchase of remaining interest in Justice	-	-	-	(999,000)	-	(999,000)	999,000	-
Investment in Justice	-	-	-	-	-	-	(344,000)	(344,000)
Purchase of treasury stock	-	-	-	-	(74,000)	(74,000)	-	(74,000)
Balance at September 30, 2021	3,404,982	$33,000	$2,149,000	$(39,554,000)	$(17,444,000)	$(54,816,000)	$(19,750,000)	$(74,566,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the three months ended September 30,	2022	2021
Cash flows from operating activities:
Net loss	$(201,000)	$(2,906,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,275,000	1,112,000
Deferred taxes	(58,000)	(1,115,000)
Net unrealized loss on marketable securities	10,000	4,421,000
Stock compensation expense	-	2,000
Changes in operating assets and liabilities:
Investment in marketable securities	352,000	7,937,000
Other assets	(695,000)	(1,513,000)
Accounts payable and other liabilities - Hotel	1,653,000	1,144,000
Accounts payable and other liabilities	318,000	511,000
Due to securities broker	(490,000)	(6,747,000)
Obligations for securities sold	(449,000)	(349,000)
Net cash provided by operating activities	1,715,000	2,497,000

Cash flows from investing activities:
Payments for hotel investments	(1,632,000)	(240,000)
Payments for real estate investments	(800,000)	(223,000)
Payments for investment in Portsmouth	(5,000)	(8,000)
Payments for investment in Justice	-	(344,000)
Net cash used in investing activities	(2,437,000)	(815,000)

Cash flows from financing activities:
Net payments of mortgage notes payable	(874,000)	(823,000)
Proceeds from refinance of mortgage notes payable	-	3,161,000
Issuance costs of refinancing mortgage and other notes payable	-	(39,000)
Purchase of treasury stock	(872,000)	(74,000)
Net cash (used in) provided by financing activities	(1,746,000)	2,225,000

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,468,000)	3,907,000
Cash, cash equivalents and restricted cash at the beginning of the period	23,349,000	15,392,000
Cash, cash equivalents and restricted cash at the end of the period	$20,881,000	$19,299,000

Supplemental information:
Interest paid	$1,797,000	$2,092,000
Taxes paid	$-	$73,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by The InterGroup Corporation (“InterGroup” or the “Company”), according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of InterGroup and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. The June 30, 2022 Condensed Consolidated Balance Sheet was derived from the Consolidated Balance Sheet as included in the Company’s Form 10-K for the year ended June 30, 2022.

The condensed consolidated financial statements include the accounts of our wholly owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2023.

Effective February 19, 2021, the Company’s 83.7% owned subsidiary, Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF), was liquidated and all of its assets including its 68.8% interest in Portsmouth Square Inc. (“Portsmouth”), a public company (OTCBB: PRSI) was distributed to its shareholders in exchange for their Santa Fe common stock. As of September 30, 2022, InterGroup owns approximately 75% of the outstanding common shares of Portsmouth and the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership of real estate. Properties include apartment complexes, commercial real estate, and three single-family houses as strategic investments. The properties are located throughout the United States but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company’s residential rental properties and its commercial rental property are managed in-house.

There have been no material changes to the Company’s significant accounting policies during the three months ended September 30, 2022. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 for a summary of the significant accounting policies. Certain prior year amounts have been reclassified for consistency with the current period presentation on the condensed consolidated balance sheet. Finance leases of $130,000 and $183,000 as of September 30, 2022 and June 30, 2022, respectively, were reclassified to Accounts Payable and Other Liabilities - Hotel. These reclassifications had no effect on the reported results of operations and financial position.

Recently Issued and Adopted Accounting Pronouncements

As of September 30, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s condensed consolidated financial statements.

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel and real estate operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic continues to have a material detrimental impact on our liquidity. For the three months ended September 30, 2022, our net cash flow provided by operations was $1,715,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets. As the hospitality and travel environment continues to recover, Portsmouth will continue to evaluate what services we bring back. During the three months ended September 30, 2022, Portsmouth continued to make capital improvements to the hotel in the amount of $1,632,000 and anticipates continuing its guest room upgrade program during the remaining of fiscal year 2023. During the three months ended September 30, 2022 the Company made capital improvements in the amount of $800,000 to its multi-family and commercial real estate.

The Company had cash and cash equivalents of $12,219,000 and $14,367,000 as of September 30, 2022 and June 30, 2022, respectively. The Company had restricted cash of $8,662,000 and $8,982,000 as of September 30, 2022 and June 30, 2022, respectively. The Company had marketable securities, net of margin due to securities brokers, of $10,687,000 and $10,110,000 as of September 30, 2022 and June 30, 2022, respectively. These marketable securities are short-term investments and liquid in nature.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. As of the date of this report, the maturity date was extended to July 31, 2023. In December 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. During the fiscal year ending June 30, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 as of June 30, 2022 and September 30, 2022. All funds advanced to Portsmouth by the Company have been eliminated in the condensed consolidated financial statements at September 30, 2022 and June 30, 2022, respectively. During the three months ended September 30, 2022, Portsmouth did not need any additional funding and does not anticipate any need for funding from InterGroup in the near future. As of September 30, 2022, Portsmouth has not made any paid-downs to its note payable to InterGroup. Portsmouth could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

During the fiscal year ended June 30, 2022, the Company refinanced five of our properties’ existing mortgages and obtained a mortgage note payable on one of our California properties, generating net proceeds totaling $16,683,000. The Company will continue to evaluate other refinancing opportunities and could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. In July 2022, the Company renewed its uncollateralized revolving line of credit from CIBC Bank USA (“CIBC”) at a reduced amount of $2,000,000 from $5,000,000 and the entire $2,000,000 is available to be drawn down should additional liquidity be necessary. The entire $2,000,000 is available to draw down as of September 30, 2022.

The Company’s known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance at all of our properties.

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

The following table provides a summary as of September 30, 2022, the Company’s material financial obligations which also includes interest payments.

		9 Months	Year	Year	Year	Year
	Total	2023	2024	2025	2026	2027	Thereafter
Mortgage and subordinated notes payable	$194,578,000	$7,087,000	$108,421,000	$3,970,000	$1,174,000	$3,304,000	$70,622,000
Related party notes payable	3,379,000	425,000	567,000	567,000	567,000	463,000	790,000
Interest	33,388,000	6,643,000	5,630,000	2,491,000	2,371,000	2,264,000	13,989,000
Total	$231,345,000	$14,155,000	$114,618,000	$7,028,000	$4,112,000	$6,031,000	$85,401,000

NOTE 3 – REVENUE

Our revenue from real estate is primarily rental income from residential and commercial property leases which is recorded when due from residents and is recognized monthly as earned. The revenue recognition rules under ASC 606 specifically eliminates rental revenue from the accounting standard.

The following table present our Hotel revenue disaggregated by revenue streams.

For the three months ended September 30,	2022	2021
Hotel revenues:
Hotel rooms	$10,802,000	$5,562,000
Food and beverage	535,000	266,000
Garage	822,000	907,000
Other operating departments	151,000	70,000
Total hotel revenue	$12,310,000	$6,805,000

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

Contract assets and liabilities

We do not have any material contract assets as of September 30, 2022 and June 30, 2022, other than trade and other receivables, net on our consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities – Hotel on our consolidated balance sheets and had a balance of $493,000 at July 1, 2022. During the three months ended September 30, 2022, the entire $493,000 was recognized as revenue and $148,000 was recognized during the three months ended September 30, 2021. Contract liabilities increased to $1,061,000 as of September 30, 2022 from $493,000 as of June 30, 2022. The increase for the three months ended September 30, 2022 was primarily driven by advance deposits received from customers for services to be performed after September 30, 2022.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
September 30, 2022	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(1,002,000)	803,000
Furniture and equipment	34,492,000	(28,792,000)	5,700,000
Building and improvements	64,665,000	(35,658,000)	29,007,000
Investment in Hotel, net	$103,700,000	$(65,452,000)	$38,248,000

		Accumulated	Net Book
June 30, 2022	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(922,000)	883,000
Furniture and equipment	32,860,000	(28,567,000)	4,293,000
Building and improvements	64,665,000	(35,312,000)	29,353,000
Investment in Hotel, net	$102,068,000	$(64,801,000)	$37,267,000

Finance lease ROU assets, furniture and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years and amortized over the life of the lease. Building and improvements are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 15 to 39 years. Depreciation expense related to our investment in hotel for the three months ended September 30, 2022 and 2021 are $627,000 and $552,000, respectively.

NOTE 5 – INVESTMENT IN REAL ESTATE, NET

At September 30, 2022, the Company’s investment in real estate consisted of twenty properties located throughout the United States. These properties include sixteen apartment complexes, three single-family houses as strategic investments, and one commercial real estate property. The Company also owns unimproved land located in Maui, Hawaii.

Investment in real estate consisted of the following:

As of	September 30, 2022	June 30, 2022
Land	$22,998,000	$22,998,000
Buildings, improvements and equipment	71,731,000	70,933,000
Accumulated depreciation	(48,050,000)	(47,374,000)
	46,679,000	46,557,000
Land held for development	1,468,000	1,468,000
Investment in real estate, net	$48,147,000	$48,025,000

Building, improvements, and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 5 to 40 years. During the three months ended September 30, 2022 the Company invested $800,000 in capitalized improvements. Depreciation expense related to our investment in real estate for the three months ended September 30, 2022 and 2021 are $678,000 and $594,000, respectively.

NOTE 6 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At September 30, 2022 and June 30, 2022, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Loss	Fair Value
As of September 30, 2022
Corporate Equities	$10,829,000	$1,519,000	$(1,661,000)	$(142,000)	$10,687,000
As of June 30, 2022
Corporate Equities	$11,150,000	$1,474,000	$(1,575,000)	$(101,000)	$11,049,000

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net losses on marketable securities for the three months ended September 30, 2022 and 2021, respectively:

For the three months ended September 30,	2022	2021
Realized (loss) gain on marketable securities, net	$(800,000)	$2,393,000
Realized loss on marketable securities related to Comstock	-	(140,000)
Unrealized loss on marketable securities, net	(10,000)	(4,211,000)
Unrealized loss on marketable securities related to Comstock	-	(210,000)
Net loss on marketable securities	$(810,000)	$(2,168,000)

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

The assets and liabilities measured at fair value on a recurring basis are as follows:

	September 30, 2022	June 30, 2022
As of	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$4,315,000	$3,289,000
Basic material	1,301,000	769,000
Technology	1,081,000	815,000
Financial services	1,045,000	1,755,000
Communication services	948,000	2,787,000
Consumer cyclical	592,000	693,000
Energy	483,000	279,000
Industrials	22,000	385,000
Other	900,000	277,000
Total	$10,687,000	$11,049,000

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date.

NOTE 8 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

As of	September 30, 2022	June 30, 2022
Cash and cash equivalents	$12,219,000	$14,367,000
Restricted cash	8,662,000	8,982,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$20,881,000	$23,349,000

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

Please refer to Note 15 – Stock Based Compensation Plans in the Company’s Form 10-K for the year ended June 30, 2022 for more detailed information on the Company’s stock-based compensation plans.

During the three months ended September 30, 2022 the Company did not record any stock option compensation cost and recorded stock option compensation cost of $2,000 during the three months ended September 30, 2021 related to stock options that were previously issued. As of September 30, 2022 all compensation related to stock options has been fully amortized.

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

The following table summarizes the stock options activity from July 1, 2021 through September 30, 2022:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	July 1, 2021	341,195	$16.95	2.83 years	$8,890,000
Granted		-	-	-	-
Exercised		(90,000)	19.77	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2022	251,195	$15.95	2.60 years	$6,628,000
Exercisable at	June 30, 2022	251,195	$15.95	2.60 years	$6,628,000
Vested at	June 30, 2022	251,195	$15.95	2.60 years	$6,628,000

Oustanding at	July 1, 2022	251,195	$15.95	2.60 years	$6,628,000
Granted		-	-	-	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	September 30, 2022	251,195	$15.95	2.35 years	$8,866,000
Exercisable at	September 30, 2022	251,195	$15.95	2.35 years	$8,866,000
Vested at	September 30, 2022	251,195	$15.95	2.35 years	$8,866,000

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

Information below represents reported segments for the three months ended September 30, 2022 and 2021. Segment income from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Loss from investments consists of net investment loss, dividend and interest income and investment related expenses.

For the three months ended September	Hotel	Real Estate	Investment
30, 2022	Operations	Operations	Transactions	Corporate	Total
Revenues	$12,310,000	$4,078,000	$-	$-	$16,388,000
Segment operating expenses	(9,306,000)	(2,191,000)	-	(699,000)	(12,196,000)
Segment income (loss)	3,004,000	1,887,000	-	(699,000)	4,192,000
Interest expense - mortgage	(1,632,000)	(590,000)	-	-	(2,222,000)
Depreciation and amortization expense	(651,000)	(678,000)	-	-	(1,329,000)
Loss from investments	-	-	(900,000)	-	(900,000)
Income tax benefit	-	-	-	58,000	58,000
Net income (loss)	$721,000	$619,000	$(900,000)	$(641,000)	$(201,000)
Total assets	$47,526,000	$48,147,000	$10,687,000	$18,712,000	$125,072,000

As of and for the three months ended	Hotel	Real Estate	Investment
September 30, 2021	Operations	Operations	Transactions	Corporate	Total
Revenues	$6,805,000	$4,116,000	$-	$-	$10,921,000
Segment operating expenses	(6,333,000)	(2,074,000)	-	(810,000)	(9,217,000)
Segment income (loss)	472,000	2,042,000	-	(810,000)	1,704,000
Interest expense - mortgage	(1,661,000)	(581,000)	-	-	(2,242,000)
Depreciation and amortization expense	(554,000)	(594,000)	-	-	(1,148,000)
Loss from investments	-	-	(2,335,000)	-	(2,335,000)
Income tax benefit	-	-	-	1,115,000	1,115,000
Net income (loss)	$(1,743,000)	$867,000	$(2,335,000)	$305,000	$(2,906,000)
Total assets	$46,818,000	$47,338,000	$23,475,000	$16,209,000	$133,840,000

NOTE 11 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of September 30, 2022 and June 30, 2022, respectively.

As of	September 30, 2022	June 30, 2022
Note payable - Hilton	$2,296,000	$2,375,000
Note payable - Aimbridge	1,083,000	1,146,000
Total related party notes payable	$3,379,000	$3,521,000

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Operating entered into a HMA with Ambridge to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Ambridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. During the first quarter of fiscal year 2021, the Hotel obtained approval from Ambridge to use the key money for hotel operations and the funds were exhausted by December 31, 2020. The unamortized portion of $1,083,000 and $1,146,000 of the key money is included in the related party notes payable in the consolidated balance sheets as of September 30, 2022 and June 30, 2022, respectively.

Future minimum principal amortizations for all related party financing transactions are as follows:

For the year ending June 30,
2023	$425,000
2024	567,000
2025	567,000
2026	567,000
2027	463,000
Thereafter	790,000
$3,379,000

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Company’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $88,554,000 and $89,114,000 as of September 30, 2022 and June 30, 2022, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of September 30, 2022, InterGroup is in compliance with both requirements. However, due to the Hotel’s ongoing recovery from the negative impact of Covid19 in the Hotel’s cash flow, Justice Operating Company, LLC have not been meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. In December 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. As of September 30, 2022 and June 30, 2022, the balance of the loan was $14,200,000 and is eliminated in the condensed consolidated balance sheets. As of September 30, 2022, Portsmouth has not made any paid-downs to its note payable to InterGroup.

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

As disclosed in its Definitive Information Statement on Schedule 14C, filed with the SEC on January 25, 2021, Santa Fe received shareholder approval to distribute its assets, as described and subsequently dissolve, all as set forth in the Information Statement. As InterGroup formerly owned 83.7% of the outstanding common stock of Santa Fe, the Company received cash of $5,013,000 and 422,998 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. As a former 3.7% shareholder of Santa Fe, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, received cash of $221,000 and 18,641 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. On April 12, 2021, Santa Fe received a filed stamped copy of its Articles of Dissolution from the State of Nevada, and Santa Fe is effectively fully dissolved and no longer in legal existence. In June 2022, InterGroup received a distribution of $1,159,000 of from Santa Fe as the entity received federal and state tax refunds from previously filed final tax returns.

Three of the Portsmouth directors serve as directors of InterGroup. Director Jerold R. Babin passed away in October 2022. The Company’s Vice President Real Estate was elected President of Portsmouth in May 2021. The Company’s director and Chairman of the Audit Committee, William J. Nance, serves as Comstock’s director and Chairman of the Audit and Finance, Compensation and Nominating and Governance Committees of Comstock. Steve Grunwald is a Director of Portsmouth and replaced Director Babin.

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

NOTE 12 – ACCOUNTS PAYABLE AND OTHER LIABILITIES – HOTEL

The following summarizes the balances of accounts payable and other liabilities – Hotel as of September 30, 2022 and June 30, 2022.

As of	September 30, 2022	June 30, 2022
Trade payable	$2,120,000	$2,841,000
Advance deposits	1,061,000	493,000
Property tax payable	504,000	-
Payroll and related accruals	2,433,000	2,223,000
Mortgage interest payable	-	513,000
Withholding and other taxes payable	1,025,000	920,000
Security deposit	52,000	52,000
Lease payable	130,000	183,000
Other	2,007,000	1,265,000
Total accounts payable and other liabilities - Hotel	$9,332,000	$8,490,000

NOTE 13 – SUBSEQUENT EVENT

On October 20, 2022, Director Jerold R. Babin passed away. Mr. Babin, 90, was not a member of any Board of Directors committees. Mr. Babin was replaced by Steve Grunwald and was elected unanimously by the InterGroup’s Board of Directors until the next annual meeting.

The Company evaluated subsequent events through the date that the accompanying financial statements were issued, and has determined that no material subsequent events exist through the date of this filing, other than as described above.

Item 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the impact to our business and financial condition, and measures being taken in response to the novel strain of coronavirus and the disease it causes (“COVID-19”), the effects of competition and the effects of future legislation or regulations and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.

Such statements are subject to certain risks and uncertainties. These risks and uncertainties include, but are not limited to, the following: national and worldwide economic conditions, including the impact of recessionary conditions on tourism, travel and the lodging industry; the impact of terrorism and war on the national and international economies, including tourism, securities markets, energy and fuel costs; natural disasters; general economic conditions and competition in the hotel industry in the San Francisco area; seasonality, labor relations and labor disruptions; actual and threatened pandemics such as swine flu or the outbreak of COVID-19 or similar outbreaks; the ability to obtain financing at favorable interest rates and terms; securities markets, regulatory factors, litigation and other factors discussed below in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. These risks and uncertainties could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

COVID19 UPDATE

The novel strain of coronavirus and the disease it causes (“COVID-19”) have continued to affect the hospitality industry and our business. Beginning in March 2020, travel restrictions and mandated closings of non-essential businesses were imposed, which resulted in temporary suspensions of operations in many hotels in San Francisco, however, the Company did not suspend operations and did not close the hotel. As vaccination rates across the country increased and COVID-19 related restrictions were eased or removed, we saw an increase in travel and hospitality spending beginning in the second calendar quarter of 2021. During the second quarter of calendar year 2022, we continued to witness robust leisure demand and an acceleration in group and business transient demand. However, the potential for an economic slowdown or a recession during the second half of 2022 may disrupt the positive momentum at the Company’s hotel and our industry.

We believe the distribution of the COVID-19 vaccine during 2021 drove the improvement in traveler sentiment we experienced and resulted in an improvement in occupancy, Average Daily Rate (“ADR”) and Revenue per Available Room (“RevPAR”) during 2021. If additional virus variants emerge causing re-imposed widespread travel restrictions, the hospitality industry will be negatively affected. While there can be no assurances that the Company will not experience further fluctuations in hotel revenues or earnings due to the uncertainty of COVID-19 and other macroeconomic factors, such as inflation, increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts, we expect to continue to recover through the remainder of fiscal year 2023 based on current demand trends.

RESULTS OF OPERATIONS

As of September 30, 2022, the Company owned approximately 75.0% of the common shares of Portsmouth Square, Inc. The Company’s principal sources of revenue are revenues from the hotel owned by Portsmouth, rental income from its investments in multi-family and commercial real estate properties, and income received from investment of its cash and securities assets.

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The Company had a net loss of $201,000 and $2,906,000 for the three months ended September 30, 2022 September 30, 2021, respectively. The decrease was primarily attributable to increased revenues at the Hotel and offset by higher operating costs.

Hotel Operations

The Company had net income from Hotel operations of $721,000 for the three months ended September 30, 2022 compared to net loss of $1,743,000 for the three months ended September 30, 2021. The change is primarily attributable to increase in Hotel revenue and occupancy.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2022 and 2021:

For the three months ended September 30,	2022	2021
Hotel revenues:
Hotel rooms	$10,803,000	$5,562,000
Food and beverage	535,000	266,000
Garage	822,000	907,000
Other operating departments	150,000	70,000
Total hotel revenues	12,310,000	6,805,000
Operating expenses excluding depreciation and amortization	(9,306,000)	(6,333,000)
Operating income before interest, depreciation and amortization	3,004,000	472,000
Interest expense - mortgage	(1,632,000)	(1,661,000)
Depreciation and amortization expense	(651,000)	(554,000)
Net income (loss) from Hotel operations	$721,000	$(1,743,000)

For the three months ended September 30, 2022, the Hotel had operating income of $3,004,000 before interest expense, depreciation, and amortization on total operating revenues of $12,310,000 compared to operating income of $472,000 before interest expense, depreciation, and amortization on total operating revenues of $6,805,000 for the three months ended September 30, 2021.

For the three months ended September 30, 2022, room revenues increased by $5,241,000, food and beverage revenue increased by $269,000 and garage decreased by $85,000 due to less people driving into the City and taking public transportation as the COVID-19 pandemic subsided and restrictions were lifted, compared to the three months ended September 30, 2021. The year over year increase in all the revenue sources except in garage revenues, are as a result of the recovery from the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses increased by $2,973,000 due to increase in salaries and wages, commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended September 30, 2022 and 2021.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR

2022	$230	94%	$216
2021	$141	79%	$111

The Hotel’s revenues increased by 81% this quarter as compared to the previous comparable quarter. Average daily rate increased by $89, average occupancy increased by 15%, and RevPAR increased by $105 for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Real Estate Operations

Revenue from real estate operations decreased to $4,078,000 for the three months ended September 30, 2022 from $4,116,000 for the three months ended September 30, 2021 primarily due to increased vacancy at its Missouri property which is undergoing renovation and a rebranding campaign. Real estate operating expenses increased to $2,191,000 from $2,074,000 year over year primarily due to increased insurance expense, and painting – contract labor and maintenance and repair expenses. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $810,000 for the three months ended September 30, 2022 compared to a net loss on marketable securities of $2,168,000 for the three months ended September 30, 2021. For the three months ended September 30, 2022, the Company had a net realized loss of $800,000 and a net unrealized loss of $10,000. For the three months ended September 30, 2021, the Company had a net realized gain of $2,253,000 and a net unrealized loss of $4,421,000.

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

The Company and its subsidiary Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit during the three months ended September 30, 2022 and 2021 represents primarily the combined income tax effect of Portsmouth’s pretax loss which includes the net loss from the Hotel and the pre-tax loss from InterGroup (standalone). InterGroup and Portsmouth file their respective income tax returns on a calendar year basis.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of September 30, 2022 and June 30, 2022 by selected industry groups.

		% of Total
As of September 30, 2022		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$4,315,000	40%
Basic material	1,301,000	12%
Technology	1,081,000	10%
Financial services	1,045,000	10%
Communication services	948,000	9%
Consumer cyclical	592,000	6%
Energy	483,000	5%
Industrials	22,000	0%
Other	900,000	8%
Total	$10,687,000	100%

		% of Total
As of June 30, 2022		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$3,289,000	30%
Communication services	2,787,000	25%
Financial services	1,755,000	16%
Technology	815,000	7%
Basic material	769,000	7%
Consumer cyclical	693,000	6%
Industrials	385,000	4%
Energy	279,000	3%
Other	277,000	2%
	$11,049,000	100%

As of September 30, 2022, the Company’s investment portfolio is diversified with 35 different equity positions. The Company held two equity securities that are more than 10% of the equity value of the portfolio each. The largest security position represents 25% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NYSE: ARL) which is included in the REITs and real estate companies services industry group. The second largest position represents 13% of the portfolio and consists of the common stock of Essex Property Trust, Inc. (NYSE: ESS) which is included in REITs and real estate companies.

As of June 30, 2022, the Company’s investment portfolio is diversified with 38 different equity positions. The Company holds three equity securities that comprised more than 10% of the equity value of the portfolio. The three largest security positions represent 23%, 20%, and 13% of the portfolio and consists of the common stock of Paramount Global - Preferred Stock (NASDAQ: PARAP), American Realty Investors, Inc. (NYSE: ARL), and BlackRock Muni holdings California Quality Fund Inc. (NYSE: MUC), which are included the Communications, REITs and real estate companies, and Financial Services industry groups, respectively.

The following table shows the net loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended September 30,	2022	2021

Net loss on marketable securities	$(810,000)	$(1,818,000)
Net loss on marketable securities-Comstock	-	(350,000)
Dividend and interest income	175,000	187,000
Margin interest expense	(153,000)	(222,000)
Trading and management expenses	(112,000)	(132,000)
Net loss from investment transactions	$(900,000)	$(2,335,000)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL SOURCES

The Company had cash and cash equivalents of $12,219,000 and $14,367,000 as of September 30, 2022 and June 30, 2022, respectively. The Company had restricted cash of $8,662,000 and $8,982,000 as of September 30, 2022 and June 30, 2022, respectively. The Company had marketable securities, net of margin due to securities brokers, of $10,687,000 and $10,110,000 as of September 30, 2022 and June 30, 2022, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. The maturity date was extended to July 31, 2023. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. During the fiscal year ending June 30, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 as of June 30, 2022 and September 30, 2022. During the three months ended September 30, 2022, Portsmouth did not need any additional funding and does not anticipate any need for funding from InterGroup in the near future. As of September 30, 2022, Portsmouth has not made any paid-downs to its note payable to InterGroup. Portsmouth could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

During the fiscal year ending June 30, 2022, the Company refinanced six of its properties’ existing mortgages and obtained a mortgage note payable on one of our California properties, generating net proceeds totaling $16,683,000. The Company is currently evaluating other refinancing opportunities and we could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable.

The Company had an uncollateralized $5,000,000 revolving line of credit (“LOC”) from CIBC Bank USA (“CIBC”) and the entire $5,000,000 was available to be drawn down as of June 30, 2022. In July 2022, the Company renewed it’s LOC for a reduced amount of $2,000,000 and is available in its entirety as of September 30, 2022.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of September 30, 2022, the Company’s material financial obligations which also includes interest payments.

		9 Months	Year	Year	Year	Year
	Total	2023	2024	2025	2026	2027	Thereafter
Mortgage and subordinated notes payable	$194,578,000	$7,087,000	$108,421,000	$3,970,000	$1,174,000	$3,304,000	$70,622,000
Related party notes payable	3,379,000	425,000	567,000	567,000	567,000	463,000	790,000
Interest	33,388,000	6,643,000	5,630,000	2,491,000	2,371,000	2,264,000	13,989,000
Total	$231,345,000	$14,155,000	$114,618,000	$7,028,000	$4,112,000	$6,031,000	$85,401,000

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. Since Aimbridge has the power and ability under the terms of its management agreement to adjust hotel room rates on an ongoing basis, there should be minimal impact on Hotel’s revenues due to inflation. The Company’s revenues are also subject to interest rate risks, which may be influenced by inflation. For the two most recent fiscal years, the impact of inflation on the Company’s income is not viewed by management as material.

The Company’s residential rental properties provide income from short-term operating leases and no lease extends beyond one year. Rental increases are expected to offset anticipated increased property operating expenses. The Company refinanced most of its mortgages with favorable long-term fixed interest rate mortgages during the past three fiscal years.

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

PART II.

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Portsmouth Square Inc., through its operating company Justice Investors Operating Co., a Delaware limited liability company (“Portsmouth”), is the owner of the real property located at 750 Kearny Street in San Francisco, currently improved with a 27 – story building which houses a Hilton Hotel (the “Property”). The Property was improved pursuant to approvals granted by the City and County of San Francisco (the “City”) in 1970. Those approvals included a Major Encroachment Permit (“Permit”) by which Portsmouth was authorized to construct an ornamental overhead pedestrian bridge across Kearny Street, connecting the Property to the City park and underground parking garage known as Portsmouth Square (the “Bridge”). The construction of the Bridge was a condition of the City’s approval of the construction of the hotel structure on the Property. Effective on May 24, 2022, the City has revoked the Permit and directed Portsmouth to remove the Bridge at Portsmouth’s expense, including construction management costs and traffic control. Pursuant to a letter dated June 13, 2022, the City’s Department of Public Works has specifically directed the “removal of the unpermitted pedestrian bridge and all related physical encroachments in the public right-of-way and on City property” and the submission of a general bridge removal and restoration plan (the “Plan”). Portsmouth disputes the legality of the purported revocation of the Permit. Portsmouth further disputes any obligation to remove the Bridge at its expense. In particular, representatives of Portsmouth have participated in meetings with the City since August 1, 2019, discussing a collaborative process for the possible removal of the Bridge. Until the recent revocation of the Permit, the City representatives have repeatedly and consistently agreed that the City will pay for the associated costs of any Bridge removal. Nevertheless, without waiving any rights, in an effort to understand all of the available options, and to provide a response to the City’s new directives, Portsmouth has engaged a Project Manager, a structural engineering firm and an architect to advise on the process and for the development of a Plan for the Bridge removal, as well as the reconstruction of the front of the Hilton Hotel. The Plan is currently not expected to be completed until early in 2023. At this time, early estimates of the cost of the Plan exceed $2 million. Portsmouth is currently considering its options with regard to filing litigation to invalidate the revocation of the Permit so as to preclude removal of the Bridge, and/or to compel the City to honor its commitment to pay for the removal of the Bridge. Portsmouth is continuing to prepare its case and the progress is ongoing as of September 30, 2022.

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

THE INTERGROUP CORPORATION
(Registrant)

Date:	November 11, 2022	by:	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	November 11, 2022	by:	/s/ David C. Gonzalez
David C. Gonzalez
Vice President Real Estate and
Interim Principal Financial Officer

- 25 -