Form 10-Q
period 2022-12-31
INTERGROUP CORP
filed 2023-02-09
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

The number of shares outstanding of registrant’s Common Stock, as of February 6, 2023 was 2,207,466.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022
As of	(unaudited)	June 30, 2022
ASSETS
Investment in Hotel, net	$38,638,000	$37,267,000
Investment in real estate, net	48,525,000	48,025,000
Investment in marketable securities	22,089,000	11,049,000
Cash and cash equivalents	8,153,000	14,367,000
Restricted cash	7,753,000	8,982,000
Other assets, net	3,529,000	2,744,000
Deferred tax assets, net	3,612,000	3,612,000
Total assets	$132,299,000	$126,046,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities	$2,786,000	$2,715,000
Accounts payable and other liabilities - Hotel	9,930,000	7,691,000
Due to securities broker	6,440,000	490,000
Obligations for securities sold	123,000	449,000
Related party notes payable	3,238,000	3,521,000
Mortgage notes payable - Hotel, net	107,890,000	108,747,000
Mortgage notes payable - real estate, net	84,938,000	85,437,000
Total liabilities	215,345,000	209,050,000

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,459,888 and 3,459,888 issued; 2,211,066 and 2,236,180 outstanding, respectively	33,000	33,000
Additional paid-in capital	2,588,000	3,277,000
Accumulated deficit	(44,425,000)	(46,116,000)
Treasury stock, at cost, 1,248,822 and 1,223,708 shares as of December 31, 2022 and June 30, 2022, respectively	(20,566,000)	(19,324,000)
Total InterGroup shareholders’ deficit	(62,370,000)	(62,130,000)
Noncontrolling interest	(20,676,000)	(20,874,000)
Total shareholders’ deficit	(83,046,000)	(83,004,000)

Total liabilities and shareholders’ deficit	$132,299,000	$126,046,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended December 31,	2022	2021
Revenues:
Hotel	$9,892,000	$6,348,000
Real estate	3,980,000	3,866,000
Total revenues	13,872,000	10,214,000

Costs and operating expenses:
Hotel operating expenses	(8,726,000)	(6,479,000)
Real estate operating expenses	(2,672,000)	(2,276,000)
Depreciation and amortization expenses	(1,302,000)	(1,135,000)
General and administrative expenses	(975,000)	(576,000)
Total costs and operating expenses	(13,675,000)	(10,466,000)

Income (loss) from operations	197,000	(252,000)

Other (expense) income:
Interest expense - mortgages	(2,160,000)	(2,282,000)
Net gain (loss) on marketable securities	1,384,000	(120,000)
Net loss on marketable securities - Comstock	-	(2,231,000)
Gain on extinguishment of debt	-	1,665,000
Gain on insurance recovery	2,692,000	-
Impairment loss on other investments	-	(41,000)
Dividend and interest income	122,000	462,000
Trading and margin interest expense	(444,000)	(360,000)
Total other income (expense), net	1,594,000	(2,907,000)

Income (loss) before income taxes	1,791,000	(3,159,000)
Income tax (expense) benefit	(224,000)	916,000
Net income (loss)	1,567,000	(2,243,000)
Less: Net loss attributable to the noncontrolling interest	323,000	240,000
Net income (loss) attributable to The InterGroup Corporation	$1,890,000	$(2,003,000)

Net income (loss) per share attributable to The InterGroup Corporation
Basic	$0.85	$(0.91)
Diluted	$0.77	$(0.91)

Weighted average number of basic common shares outstanding	2,215,586	2,204,137
Weighted average number of diluted common shares outstanding	2,466,781	2,541,732

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the six months ended December 31,	2022	2021
Revenues:
Hotel	$22,202,000	$13,153,000
Real estate	8,058,000	7,982,000
Total revenues	30,260,000	21,135,000

Costs and operating expenses:
Hotel operating expenses	(18,032,000)	(12,812,000)
Real estate operating expenses	(4,863,000)	(4,350,000)
Depreciation and amortization expenses	(2,631,000)	(2,283,000)
General and administrative expenses	(1,674,000)	(1,386,000)
Total costs and operating expenses	(27,200,000)	(20,831,000)

Income from operations	3,060,000	304,000

Other (expense) income:
Interest expense - mortgages	(4,382,000)	(4,524,000)
Net gain (loss) on marketable securities	574,000	(1,938,000)
Net loss on marketable securities - Comstock	-	(2,581,000)
Gain on extinguishment of debt	-	1,665,000
Gain on insurance recovery	2,692,000	-
Impairment loss on other investments	-	(41,000)
Dividend and interest income	297,000	649,000
Trading and margin interest expense	(709,000)	(714,000)
Total other expense, net	(1,528,000)	(7,484,000)

Income (loss) before income taxes	1,532,000	(7,180,000)
Income tax (expense) benefit	(166,000)	2,031,000
Net income (loss)	1,366,000	(5,149,000)
Less: Net loss attributable to the noncontrolling interest	325,000	985,000
Net income (loss) attributable to The InterGroup Corporation	$1,691,000	$(4,164,000)

Net income (loss) per share attributable to The InterGroup Corporation
Basic	$0.76	$(1.88)
Diluted	$0.68	$(1.88)

Weighted average number of basic common shares outstanding	2,224,884	2,213,520
Weighted average number of diluted common shares outstanding	2,476,079	2,551,115

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

			Additional			InterGroup		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2022	3,459,888	$33,000	$3,277,000	$(46,116,000)	$(19,324,000)	$(62,130,000)	$(20,874,000)	$(83,004,000)
Net Loss	-	-	-	(199,000)	-	(199,000)	(2,000)	(201,000)
Investment in Portsmouth	-	-	(19,000)	-	-	(19,000)	14,000	(5,000)
Purchase of treasury stock	-	-	-	-	(872,000)	(872,000)	-	(872,000)
Balance at September 30, 2022	3,459,888	33,000	3,258,000	(46,315,000)	(20,196,000)	(63,220,000)	(20,862,000)	(84,082,000)
Net Income (Loss)	-	-	-	1,890,000	-	1,890,000	(323,000)	1,567,000
Investment in Portsmouth	-	-	(670,000)	-	-	(670,000)	509,000	(161,000)
Purchase of treasury stock	-	-	-	-	(370,000)	(370,000)	-	(370,000)
Balance at December 31, 2022	3,459,888	$33,000	$2,588,000	$(44,425,000)	$(20,566,000)	$(62,370,000)	$(20,676,000)	$(83,046,000)

			Additional			InterGroup		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2021	3,404,982	$33,000	$2,172,000	$(36,394,000)	$(17,370,000)	$(51,559,000)	$(19,677,000)	$(71,236,000)
Net Loss	-	-	-	(2,161,000)	-	(2,161,000)	(745,000)	(2,906,000)
Stock options expense	-	-	2,000	-	-	2,000	-	2,000
Investment in Portsmouth	-	-	(25,000)	-	-	(25,000)	17,000	(8,000)
Purchase of remaining interest in Justice	-	-	-	(999,000)	-	(999,000)	999,000	-
Investment in Justice	-	-	-	-	-	-	(344,000)	(344,000)
Purchase of treasury stock	-	-	-	-	(74,000)	(74,000)	-	(74,000)
Balance at September 30, 2021	3,404,982	33,000	2,149,000	(39,554,000)	(17,444,000)	(54,816,000)	(19,750,000)	(74,566,000)
Net Loss	-	-	-	(2,003,000)	-	(2,003,000)	(240,000)	(2,243,000)
Stock options expense	-	-	2,000	-	-	2,000	-	2,000
Investment in Portsmouth	-	-	(33,000)	-	-	(33,000)	24,000	(9,000)
Purchase of treasury stock	-	-	-	-	(1,513,000)	(1,513,000)	-	(1,513,000)
Balance at December 31, 2021	3,404,982	$33,000	$2,118,000	$(41,557,000)	$(18,957,000)	$(58,363,000)	$(19,966,000)	$(78,329,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the six months ended December 31,	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,366,000	$(5,149,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,525,000	2,223,000
Gain on extinguishment of debt	-	(2,000,000)
Gain on insurance recovery	(2,692,000)	-
Deferred taxes	-	(2,032,000)
Net unrealized (gain) loss on marketable securities	(2,096,000)	3,519,000
Impairment loss on other investments	-	41,000
Stock compensation expense	-	4,000
Changes in operating assets and liabilities:
Investment in marketable securities	(8,944,000)	11,125,000
Other assets, net	(785,000)	(893,000)
Accounts payable and other liabilities - Hotel	2,422,000	(217,000)
Accounts payable and other liabilities	71,000	159,000
Due to securities broker	5,950,000	(7,263,000)
Obligations for securities sold	(326,000)	(4,109,000)
Net cash used in operating activities	(2,509,000)	(4,592,000)

Cash flows from investing activities:
Payments for hotel investments	(2,682,000)	(1,262,000)
Payments for real estate investments	(1,820,000)	(654,000)
Insurance proceeds for property damage claims	2,692,000	-
Payments for investment in Portsmouth	(166,000)	(17,000)
Payments for investment in Justice	-	(344,000)
Net cash used in investing activities	(1,976,000)	(2,277,000)

Cash flows from financing activities:
Payments of mortgage, financed leases and other notes payable, net	(1,716,000)	(2,130,000)
Proceeds from refinance of mortgage notes payable	-	16,099,000
Issuance costs of refinancing mortgage and other notes payable	-	(91,000)
Purchase of treasury stock	(1,242,000)	(1,587,000)
Net cash (used in) provided by financing activities	(2,958,000)	12,291,000

Net (decrease) increase in cash, cash equivalents and restricted cash	(7,443,000)	5,422,000
Cash, cash equivalents and restricted cash at the beginning of the period	23,349,000	15,392,000
Cash, cash equivalents and restricted cash at the end of the period	$15,906,000	$20,814,000
Supplemental information:
Interest paid	$3,528,000	$4,093,000
Taxes paid	$-	$679,000

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

The condensed consolidated financial statements include the accounts of our wholly owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2023.

Effective February 19, 2021, the Company’s 83.7% owned subsidiary, Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF), was liquidated and all of its assets including its 68.8% interest in Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI) were distributed to its shareholders in exchange for their Santa Fe common stock. As of December 31, 2022, InterGroup owns approximately 75.6% of the outstanding common shares of Portsmouth and the Company’s President, Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth.

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

Prior to its dissolution effective December 23, 2021, Justice owned and operated a 544-room hotel property located at 750 Kearny Street, San Francisco, California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage through its subsidiaries Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”). Mezzanine was a wholly owned subsidiary of the Partnership; Operating is a wholly owned subsidiary of Mezzanine. Effective December 23, 2021, Portsmouth replaced Justice as the single member of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice. In December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (“Hilton”) through January 31, 2030.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership of real estate. Properties include apartment complexes, commercial real estate, and three single-family houses as strategic investments. The properties are located throughout the United States but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All the Company’s residential rental properties and its commercial rental property are managed in-house.

There have been no material changes to the Company’s significant accounting policies during the six months ended December 31, 2022. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 for a summary of the significant accounting policies. Certain prior year amounts have been reclassified for consistency with the current period presentation on the condensed consolidated balance sheet. Finance leases of $183,000 as of June 30, 2022, were reclassified to Accounts Payable and Other Liabilities - Hotel. These reclassifications had no effect on the reported results of operations and financial position.

Recently Issued and Adopted Accounting Pronouncements

As of December 31, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s condensed consolidated financial statements.

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel and real estate operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic continues to have a material detrimental impact on our liquidity. For the six months ended December 31, 2022, our net cash flow used for operations was $2,509,000. We have cautiously re-established certain services at our Hotel but have continued to take steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets. As the hospitality and travel environment continues its recovery, Portsmouth will continue to evaluate what services it brings back. During the six months ended December 31, 2022, Portsmouth continued to make capital improvements to the hotel in the amount of $2,682,000 and anticipates continuing its guest room upgrade program during the remaining of fiscal year 2023. During the six months ended December 31, 2022 the Company made capital improvements in the amount of $1,820,000 to its multi-family and commercial real estate.

The Company had cash and cash equivalents of $8,153,000 and $14,367,000 as of December 31, 2022 and June 30, 2022, respectively. The Company had restricted cash of $7,753,000 and $8,982,000 as of December 31, 2022 and June 30, 2022, respectively. The Company had marketable securities, net of margin due to securities brokers, of $15,526,000 and $10,110,000 as of December 31, 2022 and June 30, 2022, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. As of the date of this report, the maturity date was extended to July 31, 2023. On September 7, 2021, the Board of InterGroup passed resolution to provide funding to Portsmouth for the working capital of the Hotel up to $16,000,000 if necessary. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which memorialized the increase to $16,000,000 and the substitution of Portsmouth for Justice. During the fiscal year ending June 30, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 as of June 30, 2022 and December 31, 2022. Currently, the Company does not anticipate any need for additional funding from InterGroup. As of December 31, 2022, the Company has not made any pay-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

During the fiscal year ended June 30, 2022, the Company refinanced five of our properties’ existing mortgages and obtained a mortgage note payable on one of our California properties, generating net proceeds totaling $16,683,000. The Company will continue to evaluate other refinancing opportunities and could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. In July 2022, the Company renewed its uncollateralized revolving line of credit from CIBC Bank USA (“CIBC”) at a reduced amount of $2,000,000 from $5,000,000 and the entire $2,000,000 is available to be drawn down should additional liquidity be necessary. The entire $2,000,000 is available to draw down as of December 31, 2022.

The Company’s known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance at all our properties.

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

The following table provides a summary as of December 31, 2022, the Company’s material financial obligations which also includes interest payments.

		6 Months	Year	Year	Year	Year
	Total	2023	2024	2025	2026	2027	Thereafter
Mortgage and subordinated notes payable	$193,866,000	$6,357,000	$108,417,000	$3,966,000	$1,171,000	$3,301,000	$70,654,000
Related party notes payable	3,238,000	283,000	567,000	567,000	567,000	463,000	791,000
Interest	31,259,000	4,392,000	5,640,000	2,501,000	2,381,000	2,274,000	14,071,000
Total	$228,363,000	$11,032,000	$114,624,000	$7,034,000	$4,119,000	$6,038,000	$85,516,000

NOTE 3 – REVENUE

Our revenue from real estate is primarily rental income from residential and commercial property leases which is recorded when due from residents and is recognized monthly as earned. The revenue recognition rules under ASC 606 specifically eliminates rental revenue from the accounting standard. The following table present our Hotel revenue disaggregated by revenue streams:

For the three months ended December 31,	2022	2021
Hotel revenues:
Hotel rooms	$8,250,000	$5,218,000
Food and beverage	625,000	296,000
Garage	717,000	768,000
Other operating departments	300,000	66,000
Total hotel revenue	$9,892,000	$6,348,000

For the six months ended December 31,	2022	2021
Hotel revenues:
Hotel rooms	$19,053,000	$10,780,000
Food and beverage	1,160,000	562,000
Garage	1,539,000	1,675,000
Other operating departments	450,000	136,000
Total hotel revenue	$22,202,000	$13,153,000

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

Contract assets and liabilities

We do not have any material contract assets as of December 31, 2022 and June 30, 2022, other than trade and other receivables, net on our consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our consolidated balance sheets and had a balance of $493,000 at July 1, 2022. During the six months ended December 31, 2022, the entire $493,000 was recognized as revenue. Contract liabilities increased to $1,828,000 as of December 31, 2022. The increase at December 31, 2022 was primarily driven by advance deposits received from customers for services to be performed after December 31, 2022. Contract liabilities at July 1, 2021 was $161,000. During the six months ended December 31,2021, the entire $161,000 was recognized as revenues. Contract liabilities was $445,000 as of December 31, 2021.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2022	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(1,002,000)	803,000
Furniture and equipment	35,543,000	(29,107,000)	6,436,000
Building and improvements	64,665,000	(36,004,000)	28,661,000
Investment in Hotel, net	$104,751,000	$(66,113,000)	$38,638,000

		Accumulated	Net Book
June 30, 2022	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(922,000)	883,000
Furniture and equipment	32,860,000	(28,567,000)	4,293,000
Building and improvements	64,665,000	(35,312,000)	29,353,000
Investment in Hotel, net	$102,068,000	$(64,801,000)	$37,267,000

Finance lease ROU assets, furniture and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years and amortized over the life of the lease. Building and improvements are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 15 to 39 years. Depreciation expense related to our investment in hotel for the six months ended December 31, 2022 and 2021 are $1,311,000 and $1,093,000, respectively.

NOTE 5 – INVESTMENT IN REAL ESTATE, NET

The Company’s investment in real estate includes sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved land located in Maui, Hawaii.

Investment in real estate consisted of the following:

As of	December 31, 2022	June 30, 2022
Land	$22,998,000	$22,998,000
Buildings, improvements and equipment	72,752,000	70,933,000
Accumulated depreciation	(48,693,000)	(47,374,000)
	47,057,000	46,557,000
Land held for development	1,468,000	1,468,000
Investment in real estate, net	$48,525,000	$48,025,000

Building, improvements, and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 5 to 40 years. Depreciation expense related to our investment in real estate for the six months ended December 31, 2022 and December 31, 2021 are $1,320,000 and $1,190,000, respectively.

NOTE 6 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At December 31, 2022 and June 30, 2022, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments, along with the changes in amounts due to broker are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value
As of December 31, 2022
Corporate Equities	$20,095,000	$3,267,000	$(1,273,000)	$1,994,000	$22,089,000
As of June 30, 2022
Corporate Equities	$11,150,000	$1,474,000	$(1,575,000)	$(101,000)	$11,049,000

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net gains (losses) on marketable securities for the three and six months ended December 31, 2022 and 2021, respectively:

For the three months ended December 31,	2022	2021
Realized loss on marketable securities, net	$(722,000)	$(813,000)
Realized loss on marketable securities related to Comstock	-	(2,441,000)
Unrealized gain on marketable securities, net	2,106,000	693,000
Unrealized gain on marketable securities related to Comstock	-	210,000
Net gain (loss) on marketable securities	$1,384,000	$(2,351,000)

For the six months ended December 31,	2022	2021
Realized (loss) gain on marketable securities, net	$(1,522,000)	$1,580,000
Realized loss on marketable securities related to Comstock	-	(2,581,000)
Unrealized gain (loss) on marketable securities, net	2,096,000	(3,518,000)
Net gain (loss) on marketable securities	$574,000	$(4,519,000)

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

The assets and liabilities measured at fair value on a recurring basis are as follows:

	December 31, 2022	June 30, 2022
As of	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$7,007,000	$3,289,000
Financial services	2,067,000	1,755,000
Technology	1,949,000	815,000
Basic material	1,723,000	769,000
Healthcare	1,431,000	-
Consumer cyclical	957,000	693,000
Communication services	897,000	2,787,000
Industrials	536,000	385,000
Energy	288,000	279,000
Utilities	230,000	-
Other	5,004,000	277,000
Total	$22,089,000	$11,049,000

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

NOTE 8 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

As of	December 31, 2022	June 30, 2022
Cash and cash equivalents	$8,153,000	$14,367,000
Restricted cash	7,753,000	8,982,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$15,906,000	$23,349,000

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

During the six months ended December 31, 2022 the Company did not record any stock option compensation cost and recorded stock option compensation cost of $4,000 during the six months ended December 31, 2021 related to stock options that were previously issued. As of December 31, 2022 all compensation related to stock options has been fully amortized.

The following table summarizes the stock options activity from July 1, 2021 to December 31, 2022:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Oustanding at	July 1, 2021	341,195	$16.95	2.83 years	$8,890,000
Granted		-	-	-	-
Exercised		(90,000)	19.77	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2022	251,195	$15.95	2.60 years	$6,628,000
Exercisable at	June 30, 2022	251,195	$15.95	2.60 years	$6,628,000
Vested at	June 30, 2022	251,195	$15.95	2.60 years	$6,628,000

Oustanding at	July 1, 2022	251,195	$15.95	2.60 years	$6,628,000
Granted		-	-	-	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	December 31, 2022	251,195	$15.95	2.10 years	$7,801,000
Exercisable at	December 31, 2022	251,195	$15.95	2.10 years	$7,801,000
Vested at	December 31, 2022	251,195	$15.95	2.10 years	$7,801,000

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

Information below represents reported segments for the three and six months ended December 31, 2022 and 2021. Segment income from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Loss from investments consists of net investment loss, dividend and interest income and investment related expenses.

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2022	Operations	Operations	Transactions	Corporate	Total
Revenues	$9,892,000	$3,980,000	$-	$-	$13,872,000
Segment operating expenses	(8,726,000)	(2,672,000)	-	(975,000)	(12,373,000)
Segment (loss) income	1,166,000	1,308,000	-	(975,000)	1,499,000
Interest expense - mortgage	(1,655,000)	(505,000)	-	-	(2,160,000)
Depreciation and amortization expense	(660,000)	(642,000)	-	-	(1,302,000)
Gain on insurance recovery	-	2,692,000	-	-	2,692,000
Gain from investments	-	-	1,062,000	-	1,062,000
Income tax expense	-	-	-	(224,000)	(224,000)
Net (loss) income	$(1,149,000)	$2,853,000	$1,062,000	$(1,199,000)	$1,567,000
Total assets	$45,660,000	$48,525,000	$22,089,000	$16,025,000	132,299,000

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2021	Operations	Operations	Transactions	Corporate	Total
Revenues	$6,348,000	$3,866,000	$-	$-	$10,214,000
Segment operating expenses	(6,479,000)	(2,276,000)	-	(576,000)	(9,331,000)
Segment (loss) income	(131,000)	1,590,000	-	(576,000)	883,000
Interest expense - mortgage	(1,654,000)	(628,000)	-	-	(2,282,000)
Depreciation and amortization expense	(539,000)	(596,000)	-	-	(1,135,000)
Gain (loss) from extinguishment of debt	2,000,000	(335,000)	-	-	1,665,000
Loss from investments	-	-	(2,290,000)	-	(2,290,000)
Income tax benefit	-	-	-	916,000	916,000
Net (loss) income	$(324,000)	$31,000	$(2,290,000)	$340,000	$(2,243,000)
Total assets	$45,741,000	$47,173,000	$21,148,000	$19,581,000	$133,643,000

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2022	Operations	Operations	Transactions	Corporate	Total
Revenues	$22,202,000	$8,058,000	$-		$30,260,000
Segment operating expenses	(18,032,000)	(4,863,000)	-	(1,674,000)	(24,569,000)
Segment (loss) income	4,170,000	3,195,000	-	(1,674,000)	5,691,000
Interest expense - mortgage	(3,287,000)	(1,095,000)	-	-	(4,382,000)
Depreciation and amortization expense	(1,311,000)	(1,320,000)	-	-	(2,631,000)
Gain on insurance recovery	-	2,692,000	-	-	2,692,000
Gain from investments	-	-	162,000	-	162,000
Income tax expense	-	-	-	(166,000)	(166,000)
Net (loss) income	$(428,000)	$3,472,000	$162,000	$(1,840,000)	$1,366,000
Total assets	$45,660,000	$48,525,000	$22,089,000	$16,025,000	$132,299,000

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2021	Operations	Operations	Transactions	Corporate	Total
Revenues	$13,153,000	$7,982,000	$-	$-	$21,135,000
Segment operating expenses	(12,812,000)	(4,350,000)	-	(1,386,000)	(18,548,000)
Segment income (loss)	341,000	3,632,000	-	(1,386,000)	2,587,000
Interest expense - mortgage	(3,315,000)	(1,209,000)	-	-	(4,524,000)
Depreciation and amortization expense	(1,093,000)	(1,190,000)	-	-	(2,283,000)
Gain (loss) from extinguishment of debt	2,000,000	(335,000)	-	-	1,665,000
Loss from investments	-	-	(4,625,000)	-	(4,625,000)
Income tax benefit	-	-	-	2,031,000	2,031,000
Net (loss) income	$(2,067,000)	$898,000	$(4,625,000)	$645,000	$(5,149,000)
Total assets	$45,741,000	$47,173,000	$21,148,000	$19,581,000	$133,643,000

NOTE 11 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of related party and other notes payable as of December 31, 2022 and June 30, 2022, respectively.

As of	December 31, 2022	June 30, 2022
Related party note payable - Hilton	$2,217,000	$2,375,000
Related party note payable - Aimbridge	1,021,000	1,146,000
Total related party notes payable	$3,238,000	$3,521,000

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Operating entered into a HMA with Ambridge to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Ambridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. During the first quarter of fiscal year 2021, the Hotel obtained approval from Ambridge to use the key money for hotel operations and the funds were exhausted by December 31, 2020. The unamortized portion of $1,021,000 and $1,146,000 of the key money is included in the related party notes payable in the consolidated balance sheets as of December 31, 2022 and June 30, 2022, respectively.

Future minimum principal payments and amortizations for all related party and other financing transactions are as follows:

For the year ending June 30,

2023	$283,000
2024	567,000
2025	567,000
2026	567,000
2027	463,000
Thereafter	791,000
$3,238,000

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The 10- year mortgage loan is secured by the Company’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $88,135,000 and $89,114,000 as of December 31, 2022 and June 30, 2022, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of December 31, 2022, InterGroup is in compliance with both requirements. However, due to the Hotel’s ongoing recovery from the negative impact of Covid19 in the Hotel’s cash flow, Justice Operating Company, LLC have not been meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. As of the date of this report, the maturity date was extended to July 31, 2023. On September 7, 2021, the Board of InterGroup passed resolution to provide funding to Portsmouth for the working capital of the Hotel up to $16,000,000 if necessary. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which memorialized the increase to $16,000,000 and the substitution of Portsmouth for Justice. During the fiscal year ending June 30, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 as of June 30, 2022 and December 31, 2022. Currently, the Company does not anticipate any need for additional funding from InterGroup. As of December 31, 2022, the Company has not made any pay-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

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

Five of the Portsmouth directors serve as directors of InterGroup. Director Jerold R. Babin, 90, passed away in October 2022. Steve Grunwald is a Director of Portsmouth and replaced Director Babin and became a Director of the Company. The Company’s director and Chairman of the Audit Committee, William J. Nance, serves as Comstock’s director and Chairman of the Audit and Finance, Compensation and Nominating and Governance Committees of Comstock. The Company’s Vice President Real Estate was elected President of Portsmouth in May 2021.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Board of Portsmouth and directs the investment activity of Portsmouth. Effective June 2016, Mr. Winfield became the Managing Director of Justice and served in that position until the dissolution of Justice in December 2021. Depending on certain market conditions and various risk factors, the Chief Executive Officer and Portsmouth may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of Portsmouth, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

NOTE 12 – ACCOUNTS PAYABLE AND OTHER LIABILITIES – HOTEL

The following summarizes the balances of accounts payable and other liabilities – Hotel as of December 31, 2022 and June 30, 2022:

As of	December 31, 2022	June 30, 2022

Payroll and related accruals	$2,334,000	$2,223,000
Trade payable	2,677,000	2,841,000
Withholding and other taxes payable	956,000	920,000
Advance deposits	1,869,000	493,000
Management fees payable	1,030,000	76,000
Lease payable	77,000	183,000
Security deposit	52,000	52,000
Mortgage interest payable	-	513,000
Other	929,000	1,189,000
Total accounts payable and other liabilities - Hotel	$9,924,000	$8,490,000

NOTE 13 – SUBSEQUENT EVENT

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

COVID19 UPDATE

The novel strain of coronavirus and the disease it causes (“COVID-19”) have continued to affect the hospitality industry and our business. Beginning in March 2020, travel restrictions and mandated closings of non-essential businesses were imposed, which resulted in temporary suspensions of operations in many hotels in San Francisco, however, the Company did not suspend operations and did not close the hotel. As vaccination rates across the country increased and COVID-19 related restrictions were eased or removed, we saw an increase in travel and hospitality spending beginning in the second calendar quarter of 2021. During calendar year 2022, we continued to witness robust leisure demand and an acceleration in group and business transient demand. However, the potential for an economic slowdown or a recession during calendar year 2023 may disrupt the positive momentum at the Company’s hotel and our industry.

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

RESULTS OF OPERATIONS

As of December 31, 2022, the Company owned approximately 75.6% of the common shares of Portsmouth Square, Inc. The Company’s principal sources of revenue are revenues from the hotel owned by Portsmouth, rental income from its investments in multi-family and commercial real estate properties, and income received from investment of its cash and securities assets.

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

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

The Company had net income of $1,567,000 for the three months ended December 31, 2022 compared to net loss of $2,243,000 for the three months ended December 31, 2021. The change is primarily attributable to the improved hotel operations, a change to net gains on marketable securities of $1,384,000 and a gain on insurance recovery of $2,692,000 during the three months ended December 2022, compared to a net loss on marketable securities of $2,351,000, offset by the gain of $1,665,000 on extinguishments of debt during the three months ended December 2021.

Hotel Operations

The Company had net loss from Hotel operations of $1,149,000 for the three months ended December 31, 2022 compared to net loss of $324,000 for the three months ended December 31, 2021. The change is primarily attributable to the $2,000,000 gain on extinguishment of debt recorded during the three months ended December 31, 2021, offset by the improved Hotel operations.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2022 and 2021:

For the three months ended December 31,	2022	2021
Hotel revenues:
Hotel rooms	$8,250,000	$5,218,000
Food and beverage	625,000	296,000
Garage	717,000	768,000
Other operating departments	300,000	66,000
Total hotel revenues	9,892,000	6,348,000
Operating expenses excluding depreciation and amortization	(8,726,000)	(6,479,000)
Operating income (loss) before gain on extinguishment of debt, interest expense, depreciation and amortization	1,166,000	(131,000)
Gain on extinguishment of debt	-	2,000,000
Interest expense - mortgage	(1,655,000)	(1,654,000)
Depreciation and amortization expense	(660,000)	(539,000)
Net loss from Hotel operations	$(1,149,000)	$(324,000)

For the three months ended December 31, 2022, the Hotel had operating income of $1,166,000 before interest expense, depreciation, and amortization on total operating revenues of $9,892,000 compared to operating loss of $131,000 before gain on extinguishment of debt, interest expense, depreciation and amortization on total operating revenues of $6,348,000 for the three months ended December 31, 2021.

For the three months ended December 31, 2022, room revenues increased by $3,032,000, food and beverage revenue increased by $329,000 and garage decreased by $51,000 compared to the three months ended December 31, 2021. The year over year increase in all the revenue sources except in garage revenues, are as a result of the recovery from the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses increased by $2,247,000 due to an increase in salaries and wages, commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended December 31, 2022 and 2021:

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR
2022	$199	82%	$164
2021	$138	75%	$104

The Hotel’s revenues increased by 56% this quarter as compared to the previous comparable quarter. Average daily rate increased by $61, average occupancy increased by 7%, and RevPAR increased by $60 for the three months ended December 31, 2022 compared to the three months ended December 31, 2021.

Real Estate Operations

Revenue from real estate operations increased to $3,980,000 for the three months ended December 31, 2022 from $3,866,000 for the three months ended December 31, 2021. Real estate operating expenses increased to $2,672,000 from $2,276,000 year over year primarily due to increased insurance expense, and maintenance and repair expenses. The Company recorded a gain on insurance recovery of $2,692,000 at December 31, 2022 related to damages sustained at its Irving, Texas and St. Louis, Missouri properties related to the February 2021 winter storm.

Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiency.

Investment Transactions

The Company had a net gain on marketable securities of $1,384,000 for the three months ended December 31, 2022 compared to a net loss on marketable securities of $2,351,000 for the three months ended December 31, 2021. For the three months ended December 31, 2022, the Company had a net realized loss of $722,000 and a net unrealized gain of $2,106,000. For the three months ended December 31, 2021, the Company had a net realized loss of $3,254,000 which included a net realize loss of $2,441,000 from its investment in Comstock, and a net unrealized gain of $903,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

The Company and its subsidiary Portsmouth compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit during the three months ended December 31, 2022 and 2021 represent primarily the income tax effect of the pretax (loss) income at InterGroup and Portsmouth, which includes its share in net loss of the Hotel.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

The Company had net income of $1,366,000 for the six months ended December 31, 2022 compared to net loss of $5,149,000 for the six months ended December 31, 2021. The decreased loss is primarily attributable to the change to net gains on marketable securities of $574,000 and the gain on insurance recovery of $2,692,000 during the six months ended December 2022, compared to a net loss on marketable securities of $4,519,000 and improved hotel operation, offset by the $1,665,000 gain on extinguishments of debt during the six months ended December 2021.

Hotel Operations

The Company had net loss from Hotel operations of $428,000 for the six months ended December 31, 2022 compared to net loss of $2,067,000 for the six months ended December 31, 2021. The decreased loss is primarily attributable to increased revenues as the hospitality market continues its recovery, offset by the $2,000,000 gain on extinguishment of debt recorded during the six months ended December 31, 2021 related to the full forgiveness of the PPP loan.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2022 and 2021:

For the six months ended December 31,	2022	2021
Hotel revenues:
Hotel rooms	$19,053,000	$10,780,000
Food and beverage	1,160,000	562,000
Garage	1,539,000	1,675,000
Other operating departments	450,000	136,000
Total hotel revenues	22,202,000	13,153,000
Operating expenses excluding depreciation and amortization	(18,032,000)	(12,812,000)
Operating income before gain on extinguishment of debt, interest expense, and depreciation and amortization	4,170,000	341,000
Gain on extinguishment of debt	-	2,000,000
Interest expense - mortgage	(3,287,000)	(3,315,000)
Depreciation and amortization expense	(1,311,000)	(1,093,000)
Net loss from Hotel operations	$(428,000)	$(2,067,000)

For the six months ended December 31, 2022, the Hotel had operating income of $4,170,000 before interest expense, depreciation, and amortization on total operating revenues of $22,202,000 compared to operating income of $341,000 before interest expense, depreciation, and amortization on total operating revenues of $13,153,000 for the six months ended December 31, 2021. For the six months ended December 31, 2022, room revenues increased by $8,273,000, food and beverage revenue increased by $598,000, and garage revenue decreased by $136,000, compared to the six months ended December 31, 2021. The year over year increase in all the revenue sources except for garage revenues, are as a result of the recovery from the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. Total operating expenses increased by $5,220,000 due to increase in salaries and wages, rooms commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the six months ended December 31, 2022 and 2021.

Six Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR
2022	$215	88%	$190
2021	$139	77%	$107

The Hotel’s revenues increased by 69% for the six months ended December 31, 2022 as compared to the six months ended December 31, 2021. Average daily rate increased by $76, average occupancy increased by 11%, and RevPAR increased by $83 for the six months ended December 31, 2022 compared to the six months ended December 31, 2021.

Real Estate Operations

Revenue from real estate operations increased to $8,058,000 for the six months ended December 31, 2022 from $7,982,000 for the six months ended December 31, 2021. Real estate operating expenses increased to $4,863,000 from $4,350,000 year over year primarily due to increased insurance expense, and maintenance and repair expenses. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies. The Company recorded a gain on insurance recovery of $2,692,000 at December 31, 2022 related to damages sustained at its Irving, Texas and St. Louis, Missouri properties related to the February 2021 winter storm.

All the Company’s properties are managed in-house. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net gain on marketable securities of $574,000 for the six months ended December 31, 2022 compared to a net loss on marketable securities of $4,519,000 for the six months ended December 31, 2021. For the six months ended December 31, 2022, the Company had a net realized loss of $1,522,000 and a net unrealized gain of $2,096,000. For the six months ended December 31, 2021, the Company had a net realized loss of $1,001,000 and a net unrealized loss of $3,518,000. For the six months ended December 31, 2021, Company had a net realized loss of $2,581,000 from its investment in Comstock. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of December 31, 2022 and June 30, 2022 by selected industry groups:

		% of Total
As of December 31, 2022		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$7,007,000	31.7%
Financial services	2,067,000	9.4%
Technology	1,949,000	8.8%
Basic material	1,723,000	7.8%
Healthcare	1,431,000	6.5%
Consumer cyclical	957,000	4.3%
Communication services	897,000	4.1%
Industrials	536,000	2.4%
Energy	288,000	1.3%
Utilities	230,000	1.0%
Other	5,004,000	22.7%
	$22,089,000	100.0%

		% of Total
As of June 30, 2022		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$3,289,000	29.8%
Communication services	2,787,000	25.2%
Financial services	1,755,000	15.9%
Technology	815,000	7.4%
Basic material	769,000	7.0%
Consumer cyclical	693,000	6.3%
Industrials	385,000	3.5%
Energy	279,000	2.5%
Other	277,000	2.5%
	$11,049,000	100.0%

As of December 31, 2022, the Company’s investment portfolio is diversified with 99 different equity positions. The Company held two equity securities that are more than 10% of the equity value of the portfolio each. The largest security position represents 19% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NYSE: ARL) which is included in the REITs and real estate companies’ services industry group. The second largest position represents 13% of the portfolio and consists of a U.S. government treasury notes which are included in the Other industry group.

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

The following table shows the net gain (loss) on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended December 31,	2022	2021

Net gain (loss) on marketable securities	$1,384,000	$(120,000)
Net loss on marketable securities - Comstock	-	(2,231,000)
Impairment loss on other investments	-	(41,000)
Dividend and interest income	122,000	462,000
Margin interest expense	(232,000)	(204,000)
Trading and management expenses	(212,000)	(156,000)
Net gain (loss) from investment transactions	$1,062,000	$(2,290,000)

For the six months ended December 31,	2022	2021

Net gain (loss) on marketable securities	$574,000	$(1,938,000)
Net loss on marketable securities - Comstock	-	(2,581,000)
Impairment loss on other investments	-	(41,000)
Dividend and interest income	297,000	649,000
Margin interest expense	(385,000)	(426,000)
Trading and management expenses	(324,000)	(288,000)
Net gain (loss) from investment transactions	$162,000	$(4,625,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash and cash equivalents of $8,153,000 and $14,367,000 as of December 31, 2022 and June 30, 2022, respectively. The Company had restricted cash of $7,753,000 and $8,982,000 as of December 31, 2022 and June 30, 2022, respectively. The Company had marketable securities, net of margin due to securities brokers, of $15,526,000 and $10,110,000 as of December 31, 2022 and June 30, 2022, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. The maturity date was extended to July 31, 2023. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. During the fiscal year ending June 30, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 as of June 30, 2022 and December 31, 2022. Currently, Portsmouth does not anticipate any need for funding from InterGroup. As of December 31, 2022, Portsmouth has not made any pay-downs to its note payable to InterGroup. Portsmouth could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets or refinance the hotel if needed. The note receivable from Portsmouth is eliminated in the Company’s consolidated financial statements.

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

The Company had an uncollateralized $5,000,000 revolving line of credit (“LOC”) from CIBC Bank USA (“CIBC”) and the entire $5,000,000 was available to be drawn down as of June 30, 2022. In July 2022, the Company renewed it’s LOC for a reduced amount of $2,000,000 and is available in its entirety as of December 31, 2022.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of December 31, 2022, the Company’s material financial obligations which also includes interest payments.

		6 Months	Year	Year	Year	Year
	Total	2023	2024	2025	2026	2027	Thereafter
Mortgage and subordinated notes payable	$193,866,000	$6,357,000	$108,417,000	$3,966,000	$1,171,000	$3,301,000	$70,654,000
Related party notes payable	3,238,000	283,000	567,000	567,000	567,000	463,000	791,000
Interest	31,259,000	4,392,000	5,640,000	2,501,000	2,381,000	2,274,000	14,071,000
Total	$228,363,000	$11,032,000	$114,624,000	$7,034,000	$4,119,000	$6,038,000	$85,516,000

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

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates, or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies or method or assumptions during the six months ended December 31, 2022.

INCOME TAXES

Judgment is required in addressing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws, or interpretations thereof). In addition, we are subject to examination of our income tax returns by the IRS and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements. We evaluate tax positions taken or expected to be taken on a tax return to determine whether they are more likely than not of being sustained, assuming that the tax reporting positions will be examined by taxing authorities with full knowledge of all relevant information, prior to recording the related tax benefit in our consolidated financial statements. If a position does not meet the more likely than not standard, the benefit cannot be recognized. Assumptions, judgment, and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. A change in the assessment of the “more likely than not” standard with respect to a position could materially impact our consolidated financial statements. See Part II, Item 8, “Financial Statements and Supplementary Data —Note 13 to our Consolidated Financial Statements” on Form 10K for the year ended June 30, 2022.

DEFERRED INCOME TAXES – VALUATION ALLOWANCE

We assess the realizability of our deferred tax assets quarterly and recognize a valuation allowance when it is more likely than not that some or all of our deferred tax assets are not realizable. This assessment is completed by tax jurisdiction and relies on the weight of both positive and negative evidence available, with significant weight placed on recent financial results. Cumulative pre-tax losses for the three-year period are considered significant objective negative evidence that some or all of our deferred tax assets may not be realizable. Cumulative reported pre-tax income is considered objectively verifiable positive evidence of our ability to generate positive pre-tax income in the future. In accordance with GAAP, when there is a recent history of pre-tax losses, there is little or no weight placed on forecasts for purposes of assessing the recoverability of our deferred tax assets. When necessary, we use systematic and logical methods to estimate when deferred tax liabilities will reverse and generate taxable income and when deferred tax assets will reverse and generate tax deductions. Assumptions, judgment, and the use of estimates are required when scheduling the reversal of deferred tax assets and liabilities, and the exercise is inherently complex and subjective. However, significant judgment will be required to determine the timing and amount of any reversal of the valuation allowance in future periods. See Part II, Item 8, “Financial Statements and Supplementary Data — Note 13 to our Consolidated Financial Statements” on Form 10K for the year ended June 30, 2022.

PROPERTY AND EQUIPMENT AND DEFINITE-LIVED INTANGIBLE ASSETS

We evaluate property and equipment and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted cash flows of the assets. We use judgment to determine whether indications of impairment exist and consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable. Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. There were no impairment losses recorded during the six months ended December 31, 2022.

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

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Portsmouth Square, Inc., through its operating company Justice Investors Operating Company, LLC, a Delaware limited liability company (the “Company”), is the owner of the real property located at 750 Kearny Street in San Francisco, currently improved with a 27 – story building which houses a Hilton Hotel (the “Property”). The Property was improved pursuant to approvals granted by the City and County of San Francisco (the “City”) in 1970. Those approvals included a Major Encroachment Permit (“Permit”) by which the Company was required by the City to construct an ornamental overhead pedestrian bridge across Kearny Street, connecting the Property to the City park and underground parking garage known as Portsmouth Square (the “Bridge”). The construction of the Bridge was a condition of the City’s approval of the construction of the hotel structure on the Property. Effective on May 24, 2022, the City has revoked the Permit and directed the Company to remove the Bridge at the Company’s expense, including construction management costs and traffic control. Pursuant to a letter dated June 13, 2022, the City’s Department of Public works specifically directed the “removal of the unpermitted pedestrian bridge and all related physical encroachments in the public right-of-way and on City property” and the submission of a general bridge removal and restoration plan (the “Plan”). The Company disputes the legality of the purported revocation of the Permit. The Company further disputes any obligation to remove the Bridge at its expense. In particular, representatives of the Company participated in meetings with the City since August 1, 2019, discussing a collaborative process for the possible removal of the Bridge. Until the recent revocation of the Permit in 2022, the City representatives repeatedly and consistently promised and agreed that the City will pay for the associated costs of any Bridge removal. Nevertheless, without waiving any rights, in an effort to understand all of the available options, and to provide a response to the City’s directives, the Company has engaged a Project Manager, a structural engineering firm, an architect to advise on the process and for the development of a Plan for the Bridge removal, as well as the reconstruction of the front of the Hilton Hotel and a legal team. The Plan is currently not expected to be completed until early in 2023. At this time, early estimates of the cost of the Plan exceed $2 million. The Company is currently in discussions with the City regarding both the process and financial responsibility for the implementation of the Plan for the Bridge removal. Those discussions are expected to continue well into 2023.

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

THE INTERGROUP CORPORATION
(Registrant)

Date: February 9, 2023	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2023	by	/s/ David Gonzalez
David Gonzalez
President
(Interim Principal Financial Officer)

- 30 -