Form 10-Q
period 2023-03-31
INTERGROUP CORP
filed 2023-05-15
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the transition period from _____________ to _____________

Commission File Number: 1-10324

THE INTERGROUP CORPORATION

(Exact name of registrant as specified in its charter)

delaware	13-3293645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1516 S. Bundy Dr., Suite 200, Los Angeles, California 90025

(Address of principal executive offices, including Zip Code)

(310) 889-2500

(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, as of May 10, 2023, was 2,206,489.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	INTG	NASDAQ CAPITAL MARKET

ii

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	June 30, 2022
	(unaudited)
Assets
Investment in hotel, net	$39,369,000	$37,267,000
Investment in real estate, net	48,349,000	48,025,000
Investment in marketable securities	16,967,000	11,049,000
Cash and cash equivalents	6,670,000	14,367,000
Restricted cash	6,429,000	8,982,000
Other assets, net	3,482,000	2,744,000
Accounts receivable, net	11,000	—
Deferred tax assets, net	3,612,000	3,612,000
Total assets	$124,889,000	$126,046,000

Liabilities and Shareholders’ Deficit
Liabilities
Accounts payable and other liabilities - Hotel	11,759,000	7,691,000
Accounts payable and other liabilities	923,000	2,715,000
Due to securities broker	176,000	490,000
Obligations for securities sold	657,000	449,000
Related party and other notes payable	3,096,000	3,521,000
Mortgage notes payable - Hotel, net	107,500,000	108,747,000
Mortgage notes payable - real estate, net	84,637,000	85,437,000
Total liabilities	208,748,000	209,050,000

Shareholders’ deficit
Preferred stock, $.01 par value, 100,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 4,000,000 shares authorized; 3,459,888 and 3,459,888 issued; 2,207,466 and 2,236,180 outstanding, respectively	33,000	33,000
Additional paid-in capital	2,551,000	3,277,000
Accumulated deficit	(44,781,000)	(46,116,000)
Treasury stock, at cost, 1,252,944 and 1,223,708 shares as of March 31, 2023 and June 30, 2022, respectively	(20,756,000)	(19,324,000)
Total InterGroup shareholders’ deficit	(62,953,000)	(62,130,000)
Noncontrolling interest	(20,906,000)	(20,874,000)
Total shareholders’ deficit	(83,859,000)	(83,004,000)
Total liabilities and shareholders’ deficit	$124,889,000	$126,046,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the three months ended March 31,	2023	2022
Revenues:
Hotel	$10,430,000	$6,632,000
Rental income	3,932,000	3,826,000
Total revenues	14,362,000	10,458,000

Costs and operating expenses
Hotel operating expenses	(8,413,000)	(6,544,000)
Rental real estate operating expenses	(2,770,000)	(2,270,000)
Depreciation and amortization expense	(1,380,000)	(1,185,000)
General and administrative expenses	(836,000)	(580,000)
Total costs and operating expenses	(13,399,000)	(10,579,000)

Income (loss) from operations	963,000	(121,000)

Other income (expense)
Interest expense - mortgage	(2,101,000)	(2,188,000)
Net gain on marketable securities	866,000	906,000
Dividend and interest income	72,000	158,000
Trading and margin interest expense	(473,000)	(339,000)
Total other expense, net	(1,636,000)	(1,463,000)

Loss before income taxes	(673,000)	(1,584,000)
Income tax benefit	59,000	711,000
Net loss	(614,000)	(873,000)
Less: Net loss attributable to the noncontrolling interest	258,000	407,000
Net loss attributable to InterGroup Corporation	$(356,000)	$(466,000)

Net loss per share attributable to InterGroup Corporation
Basic	$(0.16)	$(0.21)
Diluted	-	-

Weighted average number of basic common shares outstanding	2,211,066	2,230,872
Weighted average number of diluted common shares outstanding	-	-

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the nine months ended March 31,	2023	2022
Revenues:
Hotel	$32,632,000	$19,785,000
Rental income	11,991,000	11,808,000
Total revenues	44,623,000	31,593,000

Costs and operating expenses
Hotel operating expenses	(26,445,000)	(19,356,000)
Rental real estate operating expenses	(7,695,000)	(6,620,000)
Depreciation and amortization expense	(4,012,000)	(3,468,000)
General and administrative expenses	(2,448,000)	(1,966,000)
Total costs and operating expenses	(40,600,000)	(31,410,000)

Income from operations	4,023,000	183,000

Other income (expense)
Interest expense - mortgage	(6,483,000)	(6,712,000)
Net gain (loss) on marketable securities	1,440,000	(1,032,000)
Net loss on marketable securities - Comstock	—	(2,581,000)
Gain on debt extinguishment	—	1,665,000
Gain on insurance recovery	2,692,000	—
Impairment loss on other investments	—	(41,000)
Dividend and interest income	369,000	807,000
Trading and margin interest expense	(1,182,000)	(1,053,000)
Total other expense, net	(3,164,000)	(8,947,000)

Income (loss) before income taxes	859,000	(8,764,000)
Income tax (expense) benefit	(107,000)	2,742,000
Net income (loss)	752,000	(6,022,000)
Less: Net loss attributable to the noncontrolling interest	583,000	1,392,000
Net income (loss) attributable to InterGroup Corporation	$1,335,000	$(4,630,000)

Net income (loss) per share attributable to InterGroup Corporation
Basic	$0.60	$(2.09)
Diluted	$0.54	-

Weighted average number of basic common shares outstanding	2,222,801	2,219,220
Weighted average number of diluted common shares outstanding	2,473,996	-

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (UNAUDITED)

For the three and nine months ended	Common Stock		Additional Paid- in	Accumulated	Treasury	Total InterGroup Shareholders’	Non-Controlling	Total Shareholders’
March 31, 2023	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2022	3,459,888	$33,000	$3,277,000	$(46,116,000)	$(19,324,000)	$(62,130,000)	$(20,874,000)	$(83,004,000)
Net loss	—	—	—	(199,000)	—	(199,000)	(2,000)	(201,000)
Investment in Portsmouth	—	—	(19,000)	—	—	(19,000)	14,000	(5,000)
Purchase of treasury stock	—	—	—	—	(872,000)	(872,000)	—	(872,000)
Balance, September 30, 2022	3,459,888	33,000	3,258,000	(46,315,000)	(20,196,000)	(63,220,000)	(20,862,000)	(84,082,000)
Net income (loss)	—	—	—	1,890,000	—	1,890,000	(323,000)	1,567,000
Investment in Portsmouth	—	—	(670,000)	—	—	(670,000)	509,000	(161,000)
Purchase of treasury stock	—	—	—	—	(370,000)	(370,000)	—	(370,000)
Balance, December 31, 2022	3,459,888	33,000	2,588,000	(44,425,000)	(20,566,000)	(62,370,000)	(20,676,000)	(83,046,000)
Net loss	—	—	—	(356,000)	—	(356,000)	(258,000)	(614,000)
Investment in Portsmouth	—	—	(37,000)	—	—	(37,000)	28,000	(9,000)
Purchase of treasury stock	—	—	—		(190,000)	(190,000)	—	(190,000)
Balance, March 31, 2023	3,459,888	$33,000	$2,551,000	$(44,781,000)	$(20,756,000)	$(62,953,000)	$(20,906,000)	$(83,859,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (UNAUDITED)

For the three and nine months ended	Common Stock		Additional Paid- in	Accumulated	Treasury	InterGroup Shareholders’	Non-Controlling	Total Shareholders’
March 31, 2023	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2021	3,404,982	$33,000	2,172,000	$(36,394,000)	$(17,370,000)	$(51,559,000)	$(19,677,000)	$(71,236,000)
Net loss	—	—	—	(2,161,000)	—	(2,161,000)	(745,000)	(2,906,000)
Stock options expense	—	—	2,000	—	—	2,000	—	2,000
Investment in Portsmouth	—	—	(25,000)	—	—	(25,000)	17,000	(8,000)
Purchase of remaining interest in Justice	—	—	—	(999,000)	—	(999,000)	999,000	—
Investment in Justice	—	—	—	—	—	—	(344,000)	(344,000)
Purchase of treasury stock	—	—	—	—	(74,000)	(74,000)	—	(74,000)
Balance, September 30, 2021	3,404,982	33,000	2,149,000	(39,554,000)	(17,444,000)	(54,816,000)	(19,750,000)	(74,566,000)
Net loss	—	—	—	(2,003,000)	—	(2,003,000)	(240,000)	(2,243,000)
Stock options expense	—	—	2,000	—	—	2,000	—	2,000
Investment in Portsmouth	—	—	(33,000)	—	—	(33,000)	24,000	(9,000)
Purchase of treasury stock	—	—	—	—	(1,513,000)	(1,513,000)	—	(1,513,000)
Balance, December 31, 2021	3,404,982	33,000	2,118,000	(41,557,000)	(18,957,000)	(58,363,000)	(19,966,000)	(78,329,000)
Issuance of stock	54,906	—	—	—	—	—	—	—
Net loss	—	—	—	(466,000)	—	(466,000)	(407,000)	(873,000)
Purchase of Treasury Stock	—	—	—	—	(38,000)	(38,000)	—	(38,000)
Balance, March 31, 2022	3,459,888	$33,000	$2,118,000	$(42,023,000)	$(18,995,000)	$(58,867,000)	$(20,373,000)	$(79,240,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended March 31,	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$752,000	$(6,022,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,012,000	3,468,000
Amortization of loan cost	265,000	341,000
Amortization of related party note payable	(425,000)	(426,000)
Gain on insurance recovery	(2,692,000)	—
Gain from debt extinguishment	—	(2,000,000)
Deferred taxes	—	(2,740,000)
Net unrealized loss (gain) on marketable securities	(2,459,000)	2,739,000
Impairment loss on other investments	—	41,000
Stock compensation expense	—	4,000
Change in operating assets and liabilities:
Investment in marketable securities	(3,459,000)	7,512,000
Accounts receivable	(11,000)	—
Other assets	(738,000)	(1,433,000)
Accounts payable and other liabilities - Hotel	9,019,000	321,000
Accounts payable and other liabilities	(6,585,000)	(317,000)
Due to securities broker	(314,000)	(5,197,000)
Obligations for securities sold	208,000	(5,162,000)
Net cash used in operating activities	(2,427,000)	(8,871,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for hotel investments	(4,131,000)	(1,694,000)
Payments for real estate investments	(1,940,000)	(1,716,000)
Insurance proceeds for property damage claims	2,325,000	—
Payments for investment in Justice	—	(344,000)
Payments for investment in Portsmouth	(175,000)	(17,000)
Net cash used in investing activities	(3,921,000)	(3,771,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage and other notes payable	(2,312,000)	(2,857,000)
Proceeds from refinance of mortgage notes payable	—	16,099,000
Issuance costs of refinancing mortgage and other notes payable	—	(91,000)
Purchase of treasury stock	(1,432,000)	(1,625,000)
Payments of finance leases	(158,000)	—
Net cash provided by (used in) financing activities	(3,902,000)	11,526,000

Net change in cash, cash equivalents, and restricted cash	(10,250,000)	(1,116,000)
Cash, cash equivalents, and restricted cash at the beginning of the period	23,349,000	15,392,000
Cash, cash equivalents, and restricted cash at the end of the period	$13,099,000	$14,276,000

Supplemental information:
Interest paid	$5,862,000	$5,921,000
Taxes paid	$—	$679,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements included herein have been prepared by The InterGroup Corporation (“InterGroup” or the “Company”), according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements of InterGroup and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. The consolidated balance sheet as of June 30, 2022, was derived from audited financial statements as included in the Company’s Form 10-K for the year ended June 30, 2022.

The unaudited condensed consolidated financial statements include the accounts of our wholly owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended March 31, 2023, are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2023.

Effective February 19, 2021, the Company’s 83.7% owned subsidiary, Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF), was liquidated and all of its assets including its 68.8% interest in Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI) were distributed to its shareholders in exchange for their Santa Fe common stock. As of March 31, 2023, InterGroup owns approximately 75.6% of the outstanding common shares of Portsmouth and the Company’s President, Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth.

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

Aimbridge Hospitality (“Aimbridge”) manages the Hotel, along with its five-level parking garage, under a certain Hotel management agreement (“HMA”) with Operating. The term of the management agreement is for an initial period of ten years commencing on February 3, 2017 and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, the base management fee payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue.

In addition to the operations of the Hotel, the Company also generates income from the ownership of rental real estate. Properties include apartment complexes, commercial real estate, and three single-family houses. The properties are located throughout the United States but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All the Company’s residential rental properties and its commercial rental property are managed in-house.

THE INTERGROUP CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

There have been no material changes to the Company’s significant accounting policies during the nine months ended March 31, 2023. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 for a summary of the significant accounting policies. Certain prior year amounts have been reclassified for consistency with the current period presentation on the condensed consolidated balance sheets. Finance leases of $183,000 as of June 30, 2022, were reclassified to Accounts Payable and Other Liabilities - Hotel. These reclassifications had no effect on the reported results of operations and financial position.

Recently Issued and Adopted Accounting Pronouncements

As of March 31, 2023, management does not expect a material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s condensed consolidated financial statements.

Note 2. Liquidity

Historically, the Company’s cash flows have been primarily generated from our Hotel and real estate operations. However, the responses by federal, state, and local civil authorities to the COVID-19 pandemic continue to have a material detrimental impact on the Company’s liquidity. For the nine months ended March 31, 2023, the Company’s net cash flows used in operations was $2,427,000. The Company has cautiously re-established certain services at our Hotel but have continued to take steps to preserve capital and increase liquidity at the Hotel, including implementing strict cost management measures to eliminate non-essential expenses, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets. As the hospitality and travel environment continues its recovery, Portsmouth will continue to evaluate what services it brings back. During the nine months ended March 31, 2023, Portsmouth continued to make capital improvements to the hotel in the amount of $4,131,000 and anticipates continuing its guest room upgrade program during the remainder of fiscal year 2023. During the nine months ended March 31, 2023, the Company made capital improvements in the amount of $1,940,000 to its multi-family and commercial real estate.

The Company had cash, and cash equivalents, of $6,670,000 and $14,367,000 as of March 31, 2023 and June 30, 2022, respectively. The Company had marketable securities, net of margin due to securities brokers, of $16,134,000 and $10,110,000 as of March 31, 2023 and June 30, 2022, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. As of the date of this report, the maturity date was extended to July 31, 2023. On September 7, 2021, the Board of InterGroup passed a resolution to provide funding to Portsmouth for the working capital of the Hotel up to $16,000,000 if necessary. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which memorialized the increase to $16,000,000 and the substitution of Portsmouth for Justice. During the fiscal year ending June 30, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 as of June 30, 2022 and March 31, 2023. Currently, the Company does not anticipate any need for additional funding from InterGroup. As of March 31, 2023, the Company has not made any pay-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed. The loan to InterGroup is eliminated in consolidation of the Company’s condensed consolidated financial statements.

During the fiscal year ended June 30, 2022, the Company refinanced five of our properties’ existing mortgages and obtained a mortgage note payable on one of our California properties, generating net proceeds totaling $16,683,000. The Company will continue to evaluate other refinancing opportunities and could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable. In July 2022, the Company renewed its uncollateralized revolving line of credit from CIBC Bank USA (“CIBC”) at a reduced amount of $2,000,000 from $5,000,000. The entire $2,000,000 is available to draw down as of March 31, 2023.

THE INTERGROUP CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance at all our properties. The Company has been and will continue its efforts to secure a new loan to replace its current first mortgage and mezzanine debt which matures on January 1, 2024. Management anticipates the successful completion of the hotel’s debt refinancing.

The Company’s long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel and our real estate properties. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position, after giving effect to the transactions discussed above, will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if the economic recovery takes longer than anticipated. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. However, there can be no guarantee that management will be successful with its plan.

The following table provides a summary as of March 31, 2023, the Company’s material financial obligations which also includes interest payments.

	Total	3 Months 2023	Year 2024	Year 2025	Year 2026	Year 2027	Thereafter
Mortgage notes payable	$193,087,000	$5,578,000	$108,417,000	$3,966,000	$1,171,000	$3,301,000	$70,654,000
Related party notes payable	3,096,000	142,000	567,000	567,000	567,000	463,000	790,000
Interest	29,043,000	2,176,000	5,640,000	2,501,000	2,381,000	2,274,000	14,071,000
Total	$225,226,000	$7,896,000	$114,624,000	$7,034,000	$4,119,000	$6,038,000	$85,515,000

Note 3. Revenue

Our revenue from real estate is primarily rental income from residential and commercial property leases which is recorded when due from residents and is recognized monthly as earned. The revenue recognition rules under ASC 606 specifically exclude rental revenue from the accounting standard. The following table present our Hotel revenue disaggregated by revenue streams:

For the three months ended March 31,	2023	2022
Hotel revenues:
Hotel rooms	$8,968,000	$5,505,000
Food and beverage	744,000	372,000
Garage	609,000	677,000
Other operating departments	109,000	78,000
Total hotel revenues	$10,430,000	$6,632,000

THE INTERGROUP CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the nine months ended March 31,	2023	2022
Hotel revenues:
Hotel rooms	$28,020,000	$16,285,000
Food and beverage	1,905,000	934,000
Garage	2,148,000	2,352,000
Other operating departments	559,000	214,000
Total hotel revenues	$32,632,000	$19,785,000

Performance obligations

The Company identified the following performance obligations for which revenue is recognized as the respective performance obligations are satisfied, which results in recognizing the amount the Company expects to be entitled to for providing the goods or services:

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

The Company does not disclose the value of unsatisfied performance obligations for contracts with an expected length of one year or less. Due to the nature of our business, our revenue is not significantly impacted by refunds. Cash payments received in advance of guests staying at our hotel are refunded to hotel guests if the guest cancels within the specified time before any services are rendered. Refunds related to service are generally recognized as an adjustment to the transaction price at the time the hotel stay occurs or services are rendered.

Contract assets and liabilities

The Company does not have any material contract assets as of March 31, 2023 and June 30, 2022, other than trade and other receivables, net on our consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

The Company records contract liabilities when cash payments are received or due in advance of guests staying at the hotel, which are presented within accounts payable and other liabilities on our unaudited consolidated balance sheets and had a balance of $493,000 at July 1, 2022. During the nine months ended March 31, 2023, the entire $493,000 was recognized as revenue. Contract liabilities decreased to $364,000 as of March 31, 2023. The decrease at December 31, 2022 was primarily driven by advance deposits received from customers for services to be performed after March 31, 2023.

THE INTERGROUP CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Contract costs

The Company considers sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, the Company expenses these costs as incurred as our contracts with customers are less than one year.

Note 4. Investment in Hotel, Net

Investment in hotel consisted of the following as of:

March 31, 2023	Cost	Accumulated Depreciation	Net Book Value
Land	$2,739,000	$—	$2,739,000
Finance Lease ROU assets	1,805,000	(1,160,000)	645,000
Furniture and Equipment	36,991,000	(29,322,000)	7,669,000
Building and improvements	64,664,000	(36,348,000)	28,316,000
Investment in Hotel, net	$106,199,000	$(66,830,000)	$39,369,000

June 30, 2022	Cost	Accumulated Depreciation	Net Book Value
Land	$2,738,000	$—	$2,738,000
Finance Lease ROU assets	1,805,000	(922,000)	883,000
Furniture and Equipment	32,860,000	(28,567,000)	4,293,000
Building and improvements	64,665,000	(35,312,000)	29,353,000
Investment in Hotel, net	$102,068,000	$(64,801,000)	$37,267,000

Finance lease ROU assets, furniture and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years and amortized over the life of the lease. Building and improvements are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 15 to 39 years. Depreciation and amortization expense related to the Hotel for the three months ended March 31, 2023 and March 31, 2022 was $767,000 and $626,000, respectively. Depreciation and amortization related to the Hotel for the nine months ended March 31, 2023 and 2022 are $2,029,000 and $1,669,000, respectively.

Note 5. Investment in Real Estate, Net

The Company’s investment in real estate includes sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved land located in Maui, Hawaii.

Investment in real estate consisted of the following:

	March 31, 2023	June 30, 2022
Land	$22,998,000	$22,998,000
Building, improvements and equipment	73,239,000	70,933,000
Accumulated depreciation	(49,356,000)	(47,374,000)
	46,881,000	46,557,000
Land held for development	1,468,000	1,468,000
Investment in real estate, net	$48,349,000	$48,025,000

Building, improvements, and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 5 to 40 years. Depreciation expense related to the Company’s investment in real estate for the three months ended March 31, 2023 and March 31, 2022 was $663,000 and $609,000, respectively. Depreciation expense related to the Company’s investment in real estate for the nine months ended March 31, 2023 and 2022 are $1,983,000 and $1,799,000, respectively.

THE INTERGROUP CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Investment in Marketable Securities

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At March 31, 2023 and June 30, 2022, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments, along with the changes in amounts due to broker are included in earnings. Trading securities are summarized as follows:

Investment	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain (Loss)	Fair Value
As of March 31, 2023
Corporate equities	$14,582,000	$3,547,000	$(1,162,000)	$2,385,000	$16,967,000

As of June 30, 2022
Corporate equities	$11,150,000	$1,474,000	$(1,575,000)	$(101,000)	$11,049,000

Net gains (losses) on marketable securities on the statement of operations are comprised of realized and unrealized gains (losses). Below is the composition of net gains (losses) on marketable securities for the three and nine months ended March 31, 2023, respectively:

For the three months ended March 31,	2023	2022
Realized gain on marketable securities, net	$503,000	$127,000
Unrealized gain on marketable securities, net	363,000	779,000
Net gain on marketable securities	$866,000	$906,000

For the nine months ended March 31,	2023	2022
Realized (loss) gain on marketable securities, net	$(1,019,000)	$1,707,000
Realized loss on marketable securities related to Comstock	—	(2,581,000)
Unrealized gain (loss) on marketable securities, net	2,459,000	(2,739,000)
Net gain (loss) on marketable securities	$1,440,000	$(3,613,000)

Note 7. Fair Value Measurements

The carrying values of the Company’s financial instruments not required to be carried at fair value on a recurring basis approximate fair value due to their short maturities (i.e., accounts receivable, other assets, accounts payable and other liabilities and obligations for securities sold) or the nature and terms of the obligation (i.e., other notes payable and mortgage notes payable).

THE INTERGROUP CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The assets and liabilities measured at fair value on a recurring basis are as follows:

As of	March 31, 2023 Total - Level 1	June 30, 2022 Total - Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$6,443,000	$3,289,000
Financial Services	1,065,000	1,755,000
Technology	1,139,000	815,000
Basic material	1,007,000	769,000
Healthcare	417,000	—
Consumer cyclical	496,000	693,000
Communication services	804,000	2,787,000
Industrials	258,000	385,000
Energy	211,000	279,000
Treasury notes	5,055,000	—
Other	72,000	277,000
	$16,967,000	$11,049,000

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date.

Note 8. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

As of	March 31, 2023	June 30, 2022
Cash and cash equivalents	$6,670,000	$14,367,000
Restricted cash	6,429,000	8,982,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$13,099,000	$23,349,000

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves for the Hotel and real estate properties.

THE INTERGROUP CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9. Stock Based Compensation Plans

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

During the three months ended March 31, 2023 and 2022, the Company did not record any stock option compensation cost. For the nine months ended March 31, 2023 and 2022, the Company recorded $0 and $4,000 of stock option compensation cost. Stock option compensation costs in each of the periods related to stock options that were previously issued. As of March 31, 2023 all compensation related to stock options has been fully amortized.

The following table summarizes the stock options activity from July 1, 2021 to March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Options outstanding at July 1, 2021	341,195	$16.95	2.83	$8,890,000
Granted	—	—	—	—
Exercised	(90,000)	19.77	—	—
Forfeited	—	—	—	—
Exchanged	—	—	—	—
Options outstanding at June 30, 2022	251,195	$15.95	2.60	$6,628,000
Options exercisable at June 30, 2022	251,195	$15.95	2.60	$6,628,000
Options vested at June 30, 2022	251,195	$15.95	2.60	$6,628,000

Options outstanding at July 1, 2022	251,195	$15.95	2.60	$6,628,000
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Exchanged	—	—	—	—
Options outstanding at March 31, 2023	251,195	$15.95	1.85	$7,449,000
Options exercisable at March 31, 2023	251,195	$15.95	1.85	$7,449,000
Options vested at March 31, 2023	251,195	$15.95	1.85	$7,449,000

Note 10. Segment Information

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

Information below represents reported segments for the three and nine months ended March 31, 2023 and 2022. Segment income from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Loss from investments consists of net investment loss, dividend and interest income and investment related expenses.

THE INTERGROUP CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of and for the three months ended March 31, 2023	Hotel Operations	Real Estate Operations	Investment Transactions	Corporate	Total
Revenues	$10,430,000	$3,932,000	$—	$—	$14,362,000
Segment operating expenses	(8,413,000)	(2,770,000)	—	(836,000)	(12,019,000)
Segment income (loss)	2,017,000	1,162,000	—	(836,000)	2,343,000
Interest expense - mortgage	(1,584,000)	(517,000)	—	—	(2,101,000)
Depreciation and amortization expense	(693,000)	(687,000)	—	—	(1,380,000)
Income from investments	—	—	465,000	—	465,000
Income tax benefits	—	—	—	59,000	59,000
Net income (loss)	$(260,000)	$(42,000)	$465,000	$(777,000)	$(614,000)
Total assets	$49,162,000	$48,349,000	$16,967,000	$10,411,000	$124,889,000

As of and for the three months ended March 31, 2022	Hotel Operations	Real Estate Operations	Investment Transactions	Corporate	Total
Revenues	$6,632,000	$3,826,000	$—	$—	$10,458,000
Segment operating expenses	(6,544,000)	(2,270,000)	—	(580,000)	(9,394,000)
Segment income (loss)	88,000	1,556,000	—	(580,000)	1,064,000
Interest expense - mortgage	(1,624,000)	(564,000)	—	—	(2,188,000)
Depreciation and amortization expense	(576,000)	(609,000)	—	—	(1,185,000)
Gain from investments	—	—	725,000	—	725,000
Income tax benefits	—	—	—	711,000	711,000
Net income (loss)	$(2,112,000)	$383,000	$725,000	$131,000	$(873,000)
Total assets	$46,385,000	$47,625,000	$25,541,000	$13,502,000	$133,053,000

As of and for the nine months ended March 31, 2023	Hotel Operations	Real Estate Operations	Investment Transactions	Corporate	Total
Revenues	$32,632,000	$11,991,000	$—	$—	$44,623,000
Segment operating expenses	(26,445,000)	(7,695,000)	—	(2,448,000)	(36,588,000)
Segment income (loss)	6,187,000	4,296,000	—	(2,448,000)	8,035,000
Interest expense - mortgage	(4,871,000)	(1,612,000)	—	—	(6,483,000)
Depreciation and amortization expense	(1,955,000)	(2,057,000)	—	—	(4,012,000)
Income from investments	—	—	627,000	—	627,000
Gain on Insurance Recovery	—	2,692,000	—	—	2,692,000
Income tax expense	—	—	—	(107,000)	(107,000)
Net income (loss)	$(639,000)	$3,319,000	$627,000	$(2,555,000)	$752,000
Total assets	$49,162,000	$48,349,000	$16,967,000	$10,411,000	$124,889,000

THE INTERGROUP CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of and for the nine months ended March 31, 2022	Hotel Operations	Real Estate Operations	Investment Transactions	Corporate	Total
Revenues	$19,785,000	$11,808,000	$—	$—	$31,593,000
Segment operating expenses	(19,356,000)	(6,620,000)	—	(1,966,000)	(27,942,000)
Segment income (loss)	429,000	5,188,000	—	(1,966,000)	3,651,000
Interest expense - mortgage	(4,939,000)	(1,773,000)	—	—	(6,712,000)
Depreciation and amortization expense	(1,669,000)	(1,799,000)	—	—	(3,468,000)
Gain (loss) from debt extinguishment	2,000,000	(335,000)	—	—	1,665,000
Loss from investments	—	—	(3,900,000)	—	(3,900,000)
Income tax benefits	—	—	—	2,742,000	2,742,000
Net income (loss)	$(4,179,000)	$1,281,000	$(3,900,000)	$776,000	$(6,022,000)
Total assets	$46,385,000	$47,625,000	$25,541,000	$13,502,000	$133,053,000

Note 11. Related Party and Other Financing Transactions

The following summarizes the balances of related party and other notes payable as of March 31, 2023 and June 30, 2022, respectively.

As of	March 31, 2023	June 30, 2022
Note Payable - Hilton	$2,137,000	$2,375,000
Note payable - Aimbridge	959,000	1,146,000
Total related party notes payable	$3,096,000	$3,521,000

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $317,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Operating entered into a HMA with Aimbridge to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Aimbridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. During the first quarter of fiscal year 2021, the Hotel obtained approval from Aimbridge to use the key money for hotel operations and the funds were exhausted by December 31, 2020. The unamortized portion of $959,000 and $1,146,000 of the key money is included in the related party notes payable in the consolidated balance sheets as of March 31, 2023 and June 30, 2022, respectively.

Future minimum principal payments and amortizations for all related party and other financing transactions are as follows:

For the year ending June 30,
2023 (3 months)	$141,000
2024	567,000
2025	567,000
2026	567,000
2027	463,000
Thereafter	791,000
$3,096,000

As of March 31, 2023 and June 30, 2022, the Company had a $0 balance for accounts payable to related party.

THE INTERGROUP CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The 10-year mortgage loan is secured by the Company’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $87,683,757 and $89,114,000 as of March 31, 2023 and June 30, 2022, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan has an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan, which had a 9.75% per annum interest rate, was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly. Unamortized deferred financing costs were $183,000 and $367,000 as of March 31, 2023 and June 30, 2022, respectively.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of March 31, 2023, InterGroup is in compliance with both requirements. However, due to the Hotel’s ongoing recovery from the negative impact of COVID-19 on the Hotel’s cash flow, Operating has not been meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. As of the date of this report, the maturity date was extended to July 31, 2023. Management anticipates Intergroup will expend the loan until July 31, 2024.

On September 7, 2021, the Board of InterGroup passed resolution to provide funding to Portsmouth for the working capital of the Hotel up to $16,000,000 if necessary. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which memorialized the increase to $16,000,000 and the substitution of Portsmouth for Justice. During the fiscal year ending June 30, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 as of June 30, 2022 and March 31, 2023. Currently, the Company does not anticipate any need for additional funding from InterGroup. As of March 31, 2023, the Company has not made any pay-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed. The note payable to InterGroup carries an interest rate of 12% per annum. The loan to InterGroup is eliminated in consolidation of the Company’s condensed consolidated financial statements.

The Company has been and will continue its efforts to secure a new loan to replace its current first mortgage and mezzanine debt which matures on January 1, 2024. Management anticipates the successful completion of the hotel’s debt refinancing.

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

THE INTERGROUP CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As disclosed in its Definitive Information Statement on Schedule 14C, filed with the SEC on January 25, 2021, Santa Fe received shareholder approval to distribute its assets, as described and subsequently dissolve, all as set forth in the Information Statement. As InterGroup formerly owned 83.7% of the outstanding common stock of Santa Fe, the Company received cash of $5,013,000 and 422,998 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. As a former 3.7% shareholder of Santa Fe, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, received cash of $221,000 and 18,641 shares of Portsmouth common stock in March 2021 as a result of the liquidation of Santa Fe. On April 12, 2021, Santa Fe received a filed stamped copy of its Articles of Dissolution from the State of Nevada, and Santa Fe is effectively fully dissolved and no longer in legal existence. In June 2022, InterGroup received a distribution of $1,159,000 from Santa Fe as the entity received federal and state tax refunds from previously filed final tax returns.

Five of the Portsmouth directors serve as directors of InterGroup. Steve Grunwald is a Director of Portsmouth and replaced Director Babin and became a Director of the Company. The Company’s director and Chairman of the Audit Committee, William J. Nance, serves as Comstock’s director and Chairman of the Audit and Finance, Compensation and Nominating and Governance Committees of Comstock. The Company’s Vice President Real Estate was elected President of Portsmouth in May 2021. Mr. Nance is also a shareholder of Comstock and is the beneficial owner of 0.2% of Comstock’s shares.

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

Note 12. Accounts Payable and Other Liabilities - Hotel

The following summarizes the balances of accounts payable and other liabilities – Hotel as of March 31, 2023 and June 30, 2022:

As of	March 31, 2023	June 30, 2022
Payroll and related accruals	$2,524,000	$2,223,000
Trade Payable	2,693,000	2,841,000
Withholding and other taxes payable	700,000	920,000
Advance deposits	389,000	493,000
Management fees payable	—	76,000
Lease payable	—	183,000
Security Deposit	52,000	52,000
Mortgage interest payable	1,134,000	513,000
Franchise fee payable	2,219,000	184,000
Management fee payable	1,488,000	1,005,000
Other payables	560,000	—
Total accounts payable and other liabilities - Hotel	$11,759,000	$8,490,000

Note 13. Subsequent Events

The Company evaluated subsequent events through the date that the accompanying unaudited condensed consolidated financial statements were issued. Subsequent to March 31, 2023, the Company listed its St. Louis, Missouri property for sale.

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

We believe the distribution of the COVID-19 vaccine during 2021 drove the improvement in traveler sentiment we experienced and resulted in an improvement in occupancy, Average Daily Rate (“ADR”) and Revenue per Available Room (“RevPAR”) during 2021 and 2022. If additional virus variants emerge causing re-imposed widespread travel restrictions, the hospitality industry will be negatively affected. While there can be no assurances that the Company will not experience further fluctuations in hotel revenues or earnings due to macroeconomic factors, such as inflation, increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts, we expect to continue to recover through the remainder of fiscal year 2023 based on current demand trends.

RESULTS OF OPERATIONS

As of March 31, 2023, the Company owned approximately 75.6% of the common shares of Portsmouth Square, Inc. The Company’s principal sources of revenue are revenues from the hotel owned by Portsmouth, rental income from its investments in multi-family and commercial real estate properties, and income received from investment of its cash and securities assets.

Portsmouth’s primary asset is a 544-room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel” or the “Property”) and related facilities, including a five-level underground parking garage. The financial statements of Portsmouth have been consolidated with those of the Company.

In addition to the operations of the Hotel, the Company also generates income from the ownership and management of its real estate. Properties include sixteen apartment complexes, one commercial real estate property, and three single-family houses. The properties are located throughout the United States but are concentrated in Texas and Southern California. The Company also has an investment in unimproved real property in Hawaii. All of the Company’s residential rental properties in California are managed by a professional third party property management company and the rental properties outside of California are managed by the Company. The commercial real estate in California is also managed by the Company.

The Company acquires its investments in real estate and other investments utilizing cash, securities or debt, subject to approval or guidelines of the Board of Directors. The Company also invests in income-producing instruments, equity and debt securities and will consider other investments if such investments offer growth or profit potential.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The Company had net loss of $614,000 for the three months ended March 31, 2023 compared to net loss of $873,000 for the three months ended March 31, 2022. The change is primarily attributable to the improved hotel operations, a change to net gains on marketable securities of $866,000 compared to a net gain on marketable securities of $906,000.

Hotel Operations

The Company had net loss from Hotel operations of $260,000 for the three months ended March 31, 2023 compared to net loss of $2,112,000 for the three months ended March 31, 2022. The decreased loss is primarily attributed to increase in revenues due to improvement in-group base specifically Company Meetings, Transient Retail production and the return of San Francisco largest citywide convention-JP Morgan on January 2023.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2023 and 2022:

	3 months Ended March 31,
	2023	2022
Hotel Revenues:
Hotel revenue	$8,968,000	$5,505,000
Food and beverage revenue	744,000	372,000
Garage revenue	609,000	677,000
Other	109,000	78,000
Total Hotel Revenues	10,430,000	6,632,000
Operating expenses excluding interest, depreciation and amortization	(8,413,000)	(6,544,000)
Operating income before interest, depreciation and amortization	2,017,000	88,000
Interest expense - mortgage	(1,584,000)	(1,624,000)
Depreciation and amortization expense	(693,000)	(576,000)
Net loss from Hotel operations	$(260,000)	$(2,112,000)

For the three months ended March 31, 2023, the Hotel had revenues of $10,430,000 as compared with total revenues for the three months ended March 31, 2022 of $6,632,000. The Hotel had operating income before interest expense, depreciation, and amortization of $2,017,000 and $88,000 for the three months ended March 31, 2023 and March 31, 2022, respectively.

For the three months ended March 31, 2023, room revenues increased by $3,463,000, food and beverage revenue increased by $372,000 and garage decreased by $68,000 compared to the three months ended March 31, 2022. The year over year increases in all revenue sources, except for garage, which remained stable, are a result in improvement in group base specifically Company meetings and Social events, increase in retail internet production in transient channels and return of San Francisco largest city wide convention-JP Morgan on January 2023. Total operating expenses increased by $1,869,000 due to increase in salaries and wages, commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended March 31, 2023 and 2022:

Average Daily Room Rate
Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR
2023	234	78%	183
2022	149	74%	110

The Hotel’s revenues increased by 57% this quarter as compared to the previous comparable quarter. Average daily rate increased by $85, average occupancy increased by 4%, and RevPAR increased by $73 for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Investment Transactions

The Company had a net gain on marketable securities of $866,000 for the three months ended March 31, 2023 compared to a net gain on marketable securities of $906,000 for the three months ended March 31, 2022. For the three months ended March 31, 2023, the Company had a net unrealized loss of $363,000. For the three months ended March 31, 2022, the Company had a net realized gain of $127,000 and a net unrealized gain of $779,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

Rental Real Estate Operations

Real estate operations improved during the current quarter. The Company’s real estate revenues increased to $3,932,000 for the three months ended March 31, 2023 from $3,826,000 for the three months ended March 31, 2022. The increase in real estate revenue is due to increased rents at our properties and also due to a one-time $99,000 storm damage insurance claim the Company received on one of its properties. Real estate operating expenses (excluding depreciation) were $2,101,000 and $2,013,000, respectively, for the comparative periods. In the prior comparable quarter, the Company had a $1,710,000 gain on the sale of real estate which it did not have in this quarter. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

The Company had net income of $752,000 for the nine months ended March 31, 2023 compared to net loss of $6,022,000 for the nine months ended March 31, 2022. The change is primarily attributable to the increase in Hotel revenue. The change in net loss to net income is primarily attributable to the change to net gains on marketable securities of $1,440,000 and the gain on insurance recovery of $2,692,000 during the nine months ended March 31, 2023, compared to a net loss on marketable securities of $3,613,000 that was offset by the $1,665,000 gain on extinguishments of debt during the nine months ended March 31, 2022.

Hotel Operations

The Company had net loss from Hotel operations of $639,000 for the nine months ended March 31, 2023 compared to net loss of $4,179,000 for the nine months ended March 31, 2022. The decrease in loss is primarily attributed to the increase revenues as the Hospitality Market continues to improve in group base specifically Company meetings and Social events, retail transient production and the return of San Francisco largest citywide convention JP Morgan on January 2023.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended March 31, 2023 and 2022:

	9 months Ended March 31,
	2023	2022
Hotel Revenues:
Hotel revenue	$28,020,000	$16,285,000
Food and beverage revenue	1,905,000	934,000
Garage revenue	2,148,000	2,352,000
Other	559,000	214,000
Total Hotel Revenues	32,632,000	19,785,000
Operating expenses excluding interest, depreciation and amortization	(26,445,000)	(19,356,000)
Operating income before interest, depreciation and amortization	6,187,000	429,000
Gain on extinguishment of debt	—	2,000,000
Interest expense - mortgage	(4,871,000)	(4,939,000)
Depreciation and amortization expense	(1,955,000)	(1,669,000)
Net loss from Hotel operations	$(639,000)	$(4,179,000)

For the nine months ended March 31, 2023, the Hotel had total revenues of $32,632,000 as compared with total revenues for the nine months ended March 31, 2022 of $19,785,000. The Hotel had operating income before interest expense, depreciation, and amortization of $6,187,000 and $429,000 for the nine months ended March 31, 2023 and 2022, respectively.

For the nine months ended March 31, 2023, room revenues increased by $11,735,000, food and beverage revenue increased by $971,000, and garage revenue decreased by $204,000, compared to the nine months ended March 31, 2022. The year over year increases in all revenues sources, except for garage revenue are a result of improve in group base specifically Company Meetings and Social events, Retail Transient production and the return of San Francisco Larges citywide convention JP Morgan on January 2023. Total operating expenses increased by $7,089,000 due to increases in salaries and wages, rooms commission, credit card fees, management fees, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the nine months ended March 31, 2023 and 2022.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR
2023	221	85%	188
2022	143	76%	109

The Hotel’s revenues increased by 65% for the nine months ended March 31, 2023 as compared to the previous comparable period. Average daily rate increased by $78, average occupancy increased by 9%, and RevPAR increased by $79 for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022.

Investment Transactions

The Company had a net gain on marketable securities of $1,440,000 for the nine months ended March 31, 2023 compared to a net loss on marketable securities of $3,613,000 for the nine months ended March 31, 2022. For the nine months ended March 31, 2023, the Company had a net realized loss of $1,019,000 and a net unrealized gain of $2,459,000. For the nine months ended March 31, 2022, the Company had a net realized loss of $874,000 and a net unrealized gain of $(2,739,000). Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

Rental Real Estate Operations

Revenue from real estate operations increased to $11,991,000 for the nine months ended March 31, 2023 from $11,808,000 for the nine months ended March 31, 2022. The increase in real estate revenues is primarily due to increased rents at our properties and a one-time $404,000 storm damage insurance claim received by the Company on two of its properties. Real estate operating expenses increased to $6,460,000 for the nine months ended March 31, 2023 from $5,925,000 for the nine months ended March 31, 2022 primarily as the result of higher repairs and maintenance related costs. In the prior comparable period, the Company had a $1,710,000 gain on the sale of real estate which it did not have in the current period. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of March 31, 2023 and June 30, 2022 by selected industry groups.

As of March 31, 2023
Industry Group	Fair Value	% of Total Investment Securities
REITs and real estate companies	$6,443,000	38.0%
Communications Services	804,000	4.7%
Financial services	1,065,000	6.3%
Technology	1,139,000	6.7%
Basic materials	1,007,000	5.9%
Healthcare	417,000	2.5%
Consumer cyclical	496,000	2.9%
Industrial	258,000	1.5%
Energy	211,000	1.3%
Treasury notes	5,055,000	29.8%
Other	72,000	0.4%
	$16,967,000	100.0%

As of June 30, 2022
Industry Group	Fair Value	% of Total Investment Securities
REITs and real estate companies	$3,289,000	29.8%
Communications Services	2,787,000	25.2%
Financial services	1,755,000	15.9%
Technology	815,000	7.4%
Basic materials	769,000	7.0%
Consumer cyclical	693,000	6.3%
Industrial	385,000	3.5%
Energy	279,000	2.5%
Other	277,000	2.5%
	$11,049,000	100.0%

As of March 31, 2023, the Company’s investment portfolio is diversified with 11 different equity positions. The Company held two equity securities that are more than 10% of the equity value of the portfolio each. The largest security position represents 30% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NYSE: ARL) which is included in the REITs and real estate companies’ services industry group. The second largest position represents 29.8% of the portfolio and consists of U.S. government treasury notes.

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

The following table shows the net gain (loss) on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended March 31,	2023	2022
Net gain on marketable securities	$866,000	$906,000
Impairment loss on other investments	—	—
Dividend and interest income	72,000	158,000
Margin interest expense	—	(212,000)
Trading and management expenses	(473,000)	(127,000)
	$465,000	$725,000

For the nine months ended March 31,	2023	2022
Net gain (loss) on marketable securities	$1,440,000	$(1,032,000)
Net loss on marketable securities - Comstock	—	(2,581,000)
Impairment loss on other investments	—	(41,000)
Dividend and interest income	369,000	807,000
Margin interest expense	—	(638,000)
Trading and management expenses	(1,182,000)	(415,000)
	$627,000	$(3,900,000)

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash, cash equivalents and restricted cash of $13,099,000 and $23,349,000 as of March 31, 2023 and June 30, 2022, respectively. The Company had marketable securities, net of margin due to securities brokers and obligations for securities sold, of $16,134,000 and $10,110,000 as of March 31, 2023 and June 30, 2022, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. The maturity date was extended to July 31, 2023. Management anticipates Intergroup will expend the loan until July 31, 2024.

Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. During the fiscal year ending June 30, 2022, InterGroup advanced $7,550,000 to the Hotel, bringing the total amount due to InterGroup to $14,200,000 as of June 30, 2022 and December 31, 2022. Currently, Portsmouth does not anticipate any need for funding from InterGroup. As of March 31, 2023, Portsmouth has not made any pay-downs to its note payable to InterGroup. Portsmouth could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets or refinance the hotel if needed. The note receivable from Portsmouth is eliminated in the Company’s consolidated financial statements. The loan to InterGroup is eliminated in consolidation of the Company’s condensed consolidated financial statements.

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

The Company had an uncollateralized $5,000,000 revolving line of credit (“LOC”) from CIBC Bank USA (“CIBC”) and the entire $5,000,000 was available to be drawn down as of June 30, 2022. In July 2022, the Company renewed its LOC for a reduced amount of $2,000,000 and is available in its entirety as of March 31, 2023.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel. The Company has been and will continue its efforts to secure a new loan to replace its current first mortgage and mezzanine debt which matures on January 1, 2024. Management anticipates the successful completion of the hotel’s debt refinancing.

Our liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel and our real estate properties. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, we believe that our cash position, after giving effect to the transactions discussed above, will be adequate to meet anticipated requirements for operating and other expenditures, including corporate expenses, payroll and related benefits, taxes and compliance costs and other commitments, for at least twelve months from the date of issuance of these financial statements, even if current levels of low occupancy were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. However, there can be no guarantee that management will be successful with its plan.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2023, the Company’s material financial obligations which also including interest payments:

	Total	Three Months 2023	Year 2024	Year 2025	Year 2026	Year 2027	Thereafter
Mortgage note payable	$193,087,000	$5,578,000	$108,417,000	$3,966,000	$1,171,000	$3,301,000	$70,654,000
Related party notes payable	3,096,000	142,000	567,000	567,000	567,000	463,000	790,000
Interest	29,043,000	2,176,000	5,640,000	2,501,000	2,381,000	2,274,000	14,071,000
Total	$225,226,000	$7,896,000	$114,624,000	$7,034,000	$4,119,000	$6,038,000	$85,515,000

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

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies or methods or assumptions during the six months ended March 31, 2023.

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

HOTEL ASSETS, REAL ESTATE INVESTMENTS AND DEFINITE-LIVED INTANGIBLE ASSETS

We evaluate our investment in hotel, our investment in real estate, and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted cash flows of the assets. We use judgment to determine whether indications of impairment exist and consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable. Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. There were no indicators of impairment on its hotel investments or intangible assets and accordingly no impairment losses recorded during the three and nine months ended March 31, 2023 and 2022, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

Item 4. Controls and Procedures

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

THE INTERGROUP CORPORATION
(Registrant)

Date: May 15, 2023	by	/s/ John V. Winfield
John. V. Winfield
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	by	/s/ David C. Gonzalez
David C. Gonzalez
Vice President Real Estate, Advisor of Executive Strategic Real Estate and Securities Investment Committee
Investment Committee (Interim Principal Financial Officer)

