Form 10-K
period 2023-06-30
INTERGROUP CORP
filed 2023-10-16
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

☐ Yes ☒ No

As of December 31, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $31,358,000 (based upon the closing sale price of the common stock on that date on The NASDAQ Stock Market LLC).

The number of shares outstanding of registrant’s Common Stock, as of October 13, 2023 was 2,205,927.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including anticipated repayment of certain of the Company’s indebtedness, the impact to our business and financial condition, the effects of competition and the effects of future legislation or regulations and other non-historical statements, the impact from macroeconomic factors (including inflation, increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts). Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.

All such forward-looking statements are based on current expectations of management and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in these forward-looking statements. You should not place undue reliance on any forward-looking statements, and we urge investors to carefully review the disclosures we make concerning risks and uncertainties in Item 1A: “Risk Factors” in this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The risk factors discussed in Item 1A: “Risk Factors” could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

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

The Company was organized to buy, develop, operate, rehabilitate, and dispose of real property of various types and descriptions, and to engage in such other business and investment activities as would benefit the Company and its shareholders. The Company was founded upon, and remains committed to, social responsibility. Such social responsibility was originally defined as providing decent and affordable housing to people without regard to race. In 1985, after examining the impact of federal, state, and local equal housing laws, the Company determined to broaden its definition of social responsibility. The Company changed its form from a REIT to a corporation so that it could pursue a variety of investments beyond real estate and broaden its social impact to engage in any opportunity which would offer the potential to increase shareholder value within the Company’s underlying commitment to social responsibility.

As of June 30, 2023, InterGroup owns approximately 75.7% of the outstanding common shares of Portsmouth. As of June 30, 2023, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth. The Company’s Chief Operating Officer, David Gonzalez was elected President of Portsmouth in May 2021.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States but are concentrated in Texas and the County of Los Angeles, California. The Company also has an investment in unimproved real property. As of June 30, 2023, all the Company’s operating real estate properties are managed in-house.

The Company acquires its investments in real estate and other investments utilizing cash, securities, or debt, subject to approval or guidelines of the Board of Directors and its Executive Strategic Real Estate and Securities Investment Committee. The Company may also look for new real estate investment opportunities in hotels, apartments, office buildings and development properties. The acquisition of any new real estate investments will depend on the Company’s ability to find suitable investment opportunities and the availability of sufficient financing to acquire such investments. To help fund any such acquisition, the Company may borrow funds to leverage its investment capital. The amount of any such debt will depend on several factors including, but not limited to, the availability of financing and the sufficiency of the acquisition property’s projected cash flows to support the operations and debt service.

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

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

The Partnership entered into a Franchise License Agreement (the “License Agreement”) with the HLT Existing Franchise Holding LLC (“Hilton”) on December 10, 2004. The term of the License Agreement was for an initial period of fifteen years commencing on the date the Hotel began operating as a Hilton hotel, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, Operating and Hilton entered into an amended franchise agreement that, among other things, extended the License Agreement through 2030, and provided the Partnership with certain key money cash incentives to be earned through 2030.

HOTEL MANAGEMENT COMPANY AGREEMENT

Operating entered into a hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, along with its five-level parking garage, with an effective date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the February 3, 2017 date and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee (“Basic Fee”) payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue. In addition to the Basic Fee, Aimbridge shall be entitled to an annual incentive fee for each fiscal year equal to ten percent (10%) of the amount by which Gross Operating Profit in the current fiscal year exceeds the previous fiscal year’s Gross Operating Profit.

For the fiscal years ended June 30, 2023 and 2022, hotel management fees were $711,000 and $530,000, and incentive fees of $505,000 and $525,000, respectively, offset by key money amortization of $250,000 for both years and are included in Hotel operating expenses in the consolidated statements of operations. As part of the Hotel management agreement, Aimbridge, through the Company’s wholly owned subsidiary, Kearny Street Parking LLC, manages the parking garage in-house.

CHINESE CULTURE FOUNDATION LEASE

On March 15, 2005, the Hotel entered into an amended lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third-floor space of the Hotel commonly known as the Chinese Culture Center, which the Foundation had right to occupy pursuant to a 50-year nominal rent lease that began in 1967.

The amended lease, among other things, requires the Hotel to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. As of June 30, 2023, the monthly event space fee is $7,131. The term of the amended lease expires on October 17, 2023, with an automatic extension for another 10-year term if the property continues to be operated as a hotel. Subject to certain conditions as set forth in the amended lease, the Foundation is entitled to reserve a maximum of 75 days per calendar year for use of the event space. If the Hotel needs the event space during one of the dates previously reserved by the Foundation, the Hotel shall pay the Foundation $4,000 per day for using the event space. During the fiscal years ended June 30, 2023 and 2022, the Hotel paid the Foundation $20,000 and $12,000 for such fees, respectively.

SALES AND REFINANCING OF REAL ESTATE PROPERTIES

In July 2021, the Company refinanced three of its California properties’ existing mortgages totaling $1,065,000 with three new mortgages totaling $3,450,000. The Company generated net proceeds totaling $2,325,000 as a result of the refinancing. The interest rate on the three new mortgages is fixed at 3.50% for five years and the mortgages mature in July 2051. In July 2021, the Company obtained a mortgage note payable on one of its California properties for $830,000. The Company received net proceeds of $836,000 which exceeded the new loan amount by $6,000 due to advanced deposits made by the Company prior to closing. The interest rate on the mortgage is fixed at 3.50% for five years and the mortgage note payable matures in August 2051.

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

On May 31, 2023, the Company refinanced its $4,823,000 mortgage note payable on its 264-unit apartment complex in St Louis, Missouri and obtained a new two year mortgage for $5,360,000. The Company deposited the existing cash in escrow for Capital Expenditure Reserve of $616,000 and $244,000 in Additional Reserve for taxes and insurance. The mortgage has a floating monthly rate of 30-day SOFR (capped at 5.5%) plus SOFR margin of 3.10% interest-only payments are due for the 12 months and $5,500 principal paydowns commencing in June 2024. The mortgage loan matures in May 2025.

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

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2023 and 2022, the Company had obligations for securities sold (equities short) of $1,416,000 and $449,000, respectively.

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky, and the market values of the portfolio may be subject to large fluctuations. Margin balances due as of June 30, 2023 and 2022 were $1,601,000 and $490,000, respectively.

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

SEASONALITY

Historically, the Hotel’s operation has been seasonal under normal circumstances. Like most hotels in the San Francisco area, the Hotel generally maintained high occupancy and room rates during the entire year except for the weeks starting from Thanksgiving to first week of January due to the holiday season. These seasonal patterns can be expected to cause fluctuations in the quarterly revenues of the Hotel. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the effects on our results of operations.

COMPETITION

The Hotel has navigated this very competitive market nimbly and has consistently been ranked the number one hotel in its Competitive Set (“CompSet”) based on our ability to drive occupancy. During 2021 and first part of calendar 2022, we took advantage of the slow periods to make certain capital improvements including complete refinishing of all guest room furniture, resurfacing half of the hotel bathtubs that needed repair, refreshed meeting space and lobby paint and vinyl, replaced all bed frames and socks, and completed the carpet and wall covering corridor installation. In November 2022, we began our guestroom renovation and had completed approximately 200 guestrooms as of June 30, 2023. Hotel improvements are ongoing to remain competitive and we anticipate completing the guestroom renovations by the end March 2024.

As of the date of this report, the competition for business is very strong as there still hasn’t been a rebound close to 2019 for the overall San Francisco market. The fiscal year ending June 30, 2023, the Hotel’s Competitive Set (“CompSet”) was running 64% occupancy and average daily rate of $236 for a RevPAR of $152. The Hotel has fared drastically better than its CompSet by aggressively pursuing all segments and opening all channels on off peak days and limiting access over peak demand dates. At the end of fiscal year ending June 30, 2023, the Hotel was running occupancy of 83% including the vacancy of the “Out Of Order” rooms of about 13% at $195 average daily rate for a RevPAR of $161, giving the Hotel a RevPAR index of 106%.

The Hotel’s location in the San Francisco Financial District historically had provided greater opportunities over its competitors when it comes to developing relationships with the Financial District entities and the customers who regularly do business in the downtown area. With limited business travel to San Francisco for the time, we are competing with hotels in more tourist attracting locations and amenities for the leisure traveler. The ability to capitalize on the strong midweek demand of the individual business traveler to the Financial District has been the focus during the timeframe of strong growth in the market. The shift to attracting leisure travel has pushed the hotel to price aggressively to lure competition from the more tourist locations in San Francisco.

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

Environmental consultants retained by Justice and its lenders conducted updated Phase I environmental site assessments in fiscal year ended June 30, 2014 on the Hotel property. These Phase I assessments relied, in part, on Phase I environmental assessments prepared in connection with the Partnership’s first mortgage loan obtained in December 2013. Phase I assessments are designed to evaluate the potential for environmental contamination on properties based generally upon site inspections, facility personnel interviews, historical information, and certain publicly available databases; however, Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties.

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

Competition – Rental Properties

The ownership, operation, and leasing of multifamily rental properties are highly competitive. The Company competes with domestic and foreign financial institutions, REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors. In addition, The Company competes for tenants in markets primarily on the basis of property location, rent charged, services provided and the design and condition of improvements. The Company also competes with other quality apartments owned by public and private companies. The number of competitive multifamily properties in a particular market could adversely affect the Company’s ability to lease its multifamily properties, as well as the rents it is able to charge. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of quality apartment communities or potential purchasers of for-sale condominium units. The Company competes for residents in its apartment communities based on resident service and amenity offerings and the desirability of the Company’s locations. Resident leases at the Company’s apartment communities are priced competitively based on market conditions, supply and demand characteristics, and the quality and resident service offerings of its communities.

EMPLOYEES

As of June 30, 2023, the Company’s corporate office and multifamily operations had 32 employees. Effective August 2014, the Company entered into a client service agreement with Automatic Data Processing (“ADP”), a professional employer organization serving as an off-site, full-service human resource department for its employees. ADP personnel management services are delivered by entering into a co-employment relationship with the Company’s employees. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

The hotel operations had 187 employees as of June 30, 2023. On February 3, 2017, Aimbridge assumed all labor union agreements and Justice provides all funding for all payroll and related costs. As of June 30, 2023, approximately 90% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which Aimbridge was a party. CBA for Local 2 (Hotel and Restaurant Employees) expired on August 13, 2022 and a new MOU was signed June 26, 2023. CBA for Local 856 (International Brotherhood of Teamsters) expired on December 31, 2022 and a new agreement was signed on April 26, 2023. CBA for Local 39 (Stationary Engineers) will expire on July 31, 2024.

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

Due to a number of factors affecting consumers, the outlook for the lodging industry remains uncertain. These factors have resulted at times in the past and could continue to result in the future in fewer customers visiting, or customers spending less, in San Francisco, as compared to prior periods. The macro-economic situation of a looming US/Global recession has seen business reducing or eliminating typical travel and group meetings in efforts to be conservative in uncertain financial times. Leisure travel and other leisure activities represent discretionary expenditures, and participation in such activities tends to decline during economic downturns, during which consumers generally have less disposable income. As a result, in those times customer demand for the luxury amenities and leisure activities that we offer may decline. Furthermore, during periods of economic contraction, revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.

Weakened global economic conditions may adversely affect our industry, business, and results of operations.

Our overall performance depends in part on worldwide economic conditions, which could adversely affect the tourism industry. According to current economic news reports, the United States and other key international economies may be subject to a recession, characterized by falling demand for a variety of goods and services, restricted credit, going concern threats to financial institutions, major multinational companies and medium and small businesses, poor liquidity, declining asset values, reduced corporate profitability, and volatility in credit, equity and foreign exchange markets. These conditions affect discretionary and leisure spending and could adversely affect our customers’ ability or willingness to travel to destinations for leisure and cutback on discretionary business travel, which could adversely affect our operating results. In addition, in a weakened economy, companies that have competing properties may reduce room rates and other prices which could also reduce our average revenues and harm our operating results.

We operate a single property located in San Francisco and rely on the San Francisco market. Changes adversely impacting this market could have a material effect on our business, financial condition, results of operations, and fair market value of the Hotel.

Our business in San Francisco and the hospitality industry has a limited base of operations and substantially all of our revenues are currently generated by the Hotel in San Francisco, California. Accordingly, we are subject to greater risks than a more diversified hotel or resort operator and the profitability of our operations is linked to local economic conditions in San Francisco. The combination of a decline in the local economy of San Francisco, reliance on a single location and the significant investment associated with it may cause our operating results to fluctuate significantly and may adversely affect us and materially affect our total profitability.

We face intense local and increasingly national competition which could impact our operations and adversely affect our business and the results of operations.

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

The debt agreement that governs our outstanding indebtedness due January 2024 could result in our being required to repay these borrowings on their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, the Hotel financial condition and results of operations could be adversely affected.

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

The hotel and resort industry are seasonal in nature. This seasonality can tend to cause quarterly fluctuations in revenues at the Hotel. Our quarterly earnings may also be adversely affected by other related factors outside our control, including weather conditions and poor economic conditions. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these quarterly fluctuations in our revenues.

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

The Company’s President, Chief Executive Officer, and Chairman of the Board of Directors, John V. Winfield is a 68.6% beneficial shareholder of the Company. Because of this concentrated stock ownership, Mr. Winfield will be able to significantly influence the election of the Company’s board of directors and all other decisions on all matters requiring shareholder approval. As a result, the ability of other shareholders to determine the management and policies of the Company is significantly limited. The interests of the Company’s largest shareholder may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. This level of control may also have an adverse impact on the market value of our shares because our largest shareholder may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell enough shares to significantly decrease our price per share.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned by Portsmouth through its wholly owned subsidiary, Operating. The Hotel is centrally located in the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away. Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 544 well-appointed guest rooms and luxury suites situated on 22 floors. The Hotel has a restaurant, a lounge, and a private dining room on 3,700 square feet; additionally, there are two kitchens to service the restaurant and banquets and a fully equipped gym. The third floor houses the Chinese Culture Center (the “CCC”), its administrative office, and a grand ballroom. The Hotel has approximately 22,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and pedestrian bridge across Kearny Street connecting the Hotel and the CCC with Portsmouth Square Park in Chinatown.

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

The Mezzanine Loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. On July 31, 2019, Mezzanine refinanced the Mezzanine Loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly. As additional security for the new mezzanine loan, there is a limited guaranty executed by the Company in favor of Cred Reit Holdco LLC (the “Mezzanine Guaranty” and, together with the Mortgage Guaranty, the “Guaranties”).

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance, or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer, or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership was required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for the $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2023 and 2022, InterGroup is in compliance with both requirements. Justice Operating Company, LLC is not meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox and cash sweep by the Lender for all cash collected by the Hotel, and under certain terms, would allow the Lender to request Operating to replace its hotel management company. The DSCR for Operating had been below 1.00 from third quarter of fiscal year 2023 to fourth quarter of fiscal year 2023 while it is required to maintain a DSCR of at least 1.10 to 1.00 for two consecutive quarters. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR. Justice has not missed any of its debt service payments and does not anticipate missing any debt obligations up to their maturity.

Each of the Loan Agreements contains customary representations and warranties, events of default, reporting requirements, affirmative covenants, and negative covenants, which impose restrictions on, among other things, organizational changes of the respective borrower, operations of the Property, agreements with affiliates and third parties. Each of the Loan Agreements also provides for mandatory prepayments under certain circumstances (including casualty or condemnation events) and voluntary prepayments, subject to satisfaction of prescribed conditions set forth in the Loan Agreements. The Company is working with various potential lenders to refinance its current senior mortgage and mezzanine debt which will mature on January 1, 2024.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. As of June 30, 2023 and 2022, the balance of the loan was $15,700,000 and $14,200,000, net of loan amortization costs of zero, respectively. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. The Company agreed to a 0.5% loan extension and modification fee payable to InterGroup.

As a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. On February 3, 2021, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the SBA Loan. As of June 30, 2021, Justice used all proceeds from the SBA Loan primarily for payroll costs. The SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ending June 30, 2022.

RENTAL PROPERTIES

As June 30, 2023, the Company’s investment in real estate consisted of twenty properties located throughout the United States, with a concentration in Texas and Los Angeles County, California. These properties include sixteen apartment complexes, three single-family houses as strategic investments and one commercial real estate property. All properties are operating properties. In addition to the properties, the Company owns approximately 2 acres of unimproved land in Maui, Hawaii. As of June 30, 2023, all the Company’s operating real estate properties are managed in-house.

Description of Properties

Las Colinas, Texas. The Las Colinas property is a waterfront apartment community along Beaver Creek that was developed in 1993 with 358 units on approximately 15.6 acres of land. The Company acquired the complex on April 30, 2004 for approximately $27,145,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. Real estate property taxes for the year ended June 30, 2023 were approximately $1,054,000. In October 2021, the Company refinanced its 3.73% existing $15,900,000 mortgage note payable on the property and generated net proceeds of $12,938,000. The outstanding new mortgage balance was $28,800,000 as of June 30, 2023. The annual interest rate on the mortgage is fixed at 2.95% for ten years with interest-only payments for the first five years and 30-year amortization thereafter. The mortgage loan matures in November 2031.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2023 were approximately $285,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In April 2020, the Company refinanced its 3.51% and 4.51% existing $8,737,000 and $2,512,000 mortgages and generated net proceeds of $6,814,000. The outstanding new mortgage balance was approximately $17,208,000 at June 30, 2023 with a fixed interest rate of 3.17% per annum and the maturity date of the new mortgage is May 1, 2030.

St. Louis, Missouri. The St. Louis property is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2023, real estate property taxes were approximately $134,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. On May 31, 2023, the Company refinanced its $4,823,000 mortgage with a new two-year $5,360,000 mortgage. Interest-only payments are due monthly and commencing on June 10, 2024, the Company will be required to make equal monthly principal installments of $5,500 up to the loan maturity of May 31, 2025. The floating interest rate is based on the one month term SOFR plus 310 bps floating with a SOFR cap of 5.5%. The interest rate of the greater of (a) the Prime Rate for such day and (b) the Federal Funds Rate for plus 0.50%. 5.5% per annum for two years with interest-only payments for the first year. The maturity date of the mortgage is May 31, 2025.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2023, real estate property taxes were approximately $64,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,917,000 as of June 30, 2023 with a fixed interest rate of 3.875% per annum and the maturity date of the mortgage is April 1, 2025.

Los Angeles, California. The Company owns one commercial property, twelve apartment complexes, and three single-family houses in the general area of County of Los Angeles, California (“Los Angeles”).

The Company’s Los Angeles commercial property is a 5,503 square foot, two story building that served as the Company’s corporate offices until it was leased out, effective October 1, 2009 and the Company leased a new space for its corporate office. The Company acquired the building on March 4, 1999 for $1,876,000. Property taxes for the year ended June 30, 2023 were approximately $33,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. As of June 30, 2023, this property was not encumbered by a mortgage.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30, 2023, real estate property taxes were approximately $25,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,974,000 as of June 30, 2023 with a fixed interest rate of 3.59% per annum and the maturity date of the mortgage is June 23, 2026.

The second Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2023, real estate property taxes were approximately $38,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In January 2021, the Company refinanced its 5.89% existing $1,597,000 mortgage and generated net proceeds of $1,057,000. The outstanding new mortgage balance was approximately $2,645,000 at June 30, 2023 with a fixed interest rate of 3.05% per annum and the maturity date of the new mortgage is February 1, 2031.

The third Los Angeles apartment complex is a 10,500 square foot apartment with 9 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2023, real estate property taxes were approximately $30,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In November 2020, the Company refinanced its 5.89% existing $1,088,000 mortgage and generated net proceeds of $798,000. The outstanding new mortgage balance was approximately $1,891,000 as of June 30, 2023 with a fixed interest rate of 3.05% per annum and the maturity date of the new mortgage is December 1, 2030.

The fourth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2023, real estate property taxes were approximately $127,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In October 2020, the Company refinanced its 4.85% existing $4,800,000 mortgage and generated net proceeds of $3,529,000. The outstanding new mortgage balance was approximately $8,291,000 at June 30, 2023 with a fixed interest rate of 2.52% per annum and the maturity date of the new mortgage is November 1, 2030. The new mortgage requires interest-only payments for the first two years and will amortize over 30 years thereafter.

The fifth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2023, real estate property taxes were approximately $78,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. On June 30, 2022, the Company refinanced its 5.97%, $5,283,000 mortgage note payable on this property and obtained a new mortgage note payable for $5,850,000. The Company received net proceeds of $584,000 because of the refinance. The outstanding new mortgage balance was approximately $5,762,000 at June 30, 2023 with a fixed annual interest rate on the new mortgage at 4.40% for the first five years and 5.44% thereafter. The mortgage loan matures in July 2052.

The sixth Los Angeles apartment complex is a 3,000 square foot apartment with 4 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2023, real estate property taxes were approximately $18,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In July 2021, the Company refinanced its 3.75% existing $323,000 mortgage and generated net proceeds of $846,000. The outstanding new mortgage balance was approximately $1,112,000 as of June 30, 2023 with a fixed interest rate of 3.50% per annum and the maturity date of the new mortgage is July 1, 2051.

The seventh Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2023, real estate property taxes were approximately $17,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2021, the Company refinanced its 3.75% existing $563,000 mortgage and generated net proceeds of $619,000. The outstanding new mortgage balance was approximately $1,112,000 at June 30, 2023 with a five-year fixed interest rate of 3.5% per annum and adjustable rate thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date of the new mortgage is August 1, 2051.

The eighth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2023, real estate property taxes were approximately $23,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $751,000 as of June 30, 2023 with an interest rate of 4.125% and the maturity date of the mortgage is September 1, 2042.

The ninth Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2023, real estate property taxes were approximately $21,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In July 2021, the Company refinanced the property’s existing 3.75%, $416,000 mortgage with a new mortgage for $1,595,000. The Company generated net proceeds of $1,098,000 because of the refinancing. Interest rate on the new mortgage is fixed at 3.50% for five years and the mortgages mature in July 2051. Outstanding mortgage balance was approximately $1,535,000 as of June 30, 2023.

The tenth Los Angeles apartment complex, which was owned 100% by the Company’s subsidiary Santa Fe, is a 4,200 square foot two-story apartment with 2 units. Santa Fe acquired the property on February 1, 2002 at an initial cost of approximately $785,000. For the year ended June 30, 2023, real estate property taxes were approximately $13,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. On November 23, 2020, Santa Fe sold this property to InterGroup for $1,530,000 in exchange for a reduction of $1,196,000 of its obligation to InterGroup. The outstanding mortgage on the property for $334,000 was simultaneously transferred to InterGroup. Santa Fe realized a gain on the sale of approximately $901,000, which was eliminated in consolidation at InterGroup. The sales price of the property represents the current value as of the sale date as appraised by a licensed independent third-party appraiser. The fairness of the sale terms of the transaction were reviewed and approved by the independent directors of Santa Fe and InterGroup, and unanimously approved by the entire Board of Directors of both companies. In July 2021, the Company refinanced the property’s existing 3.75%, $327,000 mortgage with a new mortgage for $700,000. The Company generated net proceeds of $381,000 because of the refinancing. Interest rate on the new mortgage is fixed at 3.50% for five years and the mortgage matures in July 2051. Outstanding mortgage balance was approximately $673,000 as of June 30, 2023.

The eleventh apartment which is located in Marina del Rey, California, is a 6,316 square foot two-story apartment with 9 units. The Company acquired the property on April 29, 2011 at an initial cost of approximately $4,000,000. For the year ended June 30, 2023, real estate property taxes were approximately $58,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. In June 2020, the Company refinanced its 5.6% existing $1,303,000 mortgage and generated net proceeds of $1,144,000. The outstanding new mortgage balance was approximately $2,443,000 as of June 30, 2023 with a fixed interest rate of 3.09% per annum and the maturity date of the new mortgage is July 1, 2030.

The twelfth Los Angeles apartment complex is a 4,093 square foot apartment with 4 units. In an all-cash transaction, the Company acquired the property on May 14, 2021 at an initial cost of approximately $2,600,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. For the year ended June 30, 2023, real estate property taxes were approximately $32,000. In July 2021, the Company obtained a mortgage on the property for $830,000, generating net proceeds of $836,000. Interest rate on the mortgage is fixed at 3.50% for five years and the mortgage matures in August 2051. Outstanding mortgage balance was approximately $800,000 as of June 30, 2023.

The first Los Angeles single-family house is a 2,771 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. For the year ended June 30, 2023, real estate property taxes were approximately $11,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2021, the Company refinanced its 3.75% existing $363,000 mortgage and generated net proceeds of $576,000. The outstanding new mortgage balance was approximately $886,000 as of June 30, 2023 with a five-year fixed interest rate of 3.5% per annum adjustable rate thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date of the new mortgage is August 1, 2051.

The second Los Angeles single-family house is a 2,201 square foot home. The Company acquired the property on August 22, 2003 at an initial cost of approximately $700,000. For the year ended June 30, 2023, real estate property taxes were approximately $13,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2021, the Company refinanced its 3.75% existing $388,000 mortgage and generated net proceeds of $183,000. The outstanding new mortgage balance was approximately $534,000 as of June 30, 2023 with a five-year fixed interest rate of 3.5% per annum adjustable rate thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date of the new mortgage is August 1, 2051.

The third Los Angeles single-family house is a 2,387 square foot home. The company acquired the property in July of 2015 as a strategic asset for $1,975,000. For the year ended June 30, 2023, real estate property taxes were approximately $26,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In September 2021, the Company refinanced the property’s existing 4.75% per annum mortgage and reduced the rate to five-year fixed at 3.5% per annum, adjustable thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The outstanding mortgage balance was approximately $934,000 as of June 30, 2023 and the maturity date of the mortgage is October 1, 2048.

Maui, Hawaii. In August 2004, the Company purchased an approximately two-acre parcel of unimproved land in Kihei, Maui, Hawaii for $1,467,000. Upon the recent wildfires in the area the land was not impacted. As of June 30, 2023, this property is not encumbered by a mortgage.

MORTGAGES

Further information with respect to mortgage notes payable of the Company is set forth in Note 10 of the Notes to Consolidated Financial Statements.

ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) and the physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for each of the Company’s operating properties for fiscal year ended June 30, 2023 are provided below.

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

The Company’s Los Angeles, California properties are subject to various rent control laws, ordinances and regulations which impact the Company’s ability to adjust and achieve higher rental rates. In February 2022, the Los Angeles County Board of Supervisors extended the majority of the eviction moratorium to 2022 and parts of it until 2023. The County’s non-payment COVID-19 tenant eviction protection resolution expired on March 31, 2023. Landlords in California are not allowed to evict tenants for unpaid rent prior to March 2023 and are not allowed to file a civil complaint for such rent until 2025. The Company will file civil complaints as soon as it is allowed by statue in an effort to collect any unpaid rent prior to March 2023.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

The Company’s Common Stock is listed and trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market, LLC under the symbol: “INTG”. As of June 30, 2023, the approximate number of holders of record of the Company’s Common Stock was 165. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in names of various brokers, clearing agencies or other nominees.

DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

This information appears in Part III, Item 12 of this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reflects purchases of InterGroup’s common stock made by The InterGroup Corporation, for its own account, during the fourth quarter of its fiscal year ending June 30, 2023.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Fiscal 2023 Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of shares that May Yet be Purchased Under the Plans or Programs
Month #1 (April 1- April 30)	190	$41.94	190	91,218

Month #2 (May 1- May 31)	530	$36.60	530	91,028

Month #3 (June 1- June 30)	297	$36.20	297	90,731

TOTAL:	1,017	$37.94	1,017	90,731

The Company has only one stock repurchase program. The program was initially announced on January 13, 1998 and was amended on February 10, 2003 and October 12, 2004. The total number of shares authorized to be repurchased pursuant to those prior authorizations was 870,000, adjusted for stock splits. On June 3, 2009, the Board of Directors authorized the Company to purchase up to an additional 125,000 shares of Company’s common stock. On November 15, 2012, the Board of Directors authorized the Company to purchase up to an additional 100,000 shares of Company’s common stock. On September 23, 2019, the Board of Directors authorized the Company to purchase up to an additional 120,000 shares of Company’s common stock. On December 20, 2021, the Board of Directors authorized the Company to purchase up to an additional 125,000 shares of Company’s common stock. The purchases will be made, in the discretion of management, from time to time, in the open market or through privately negotiated third party transactions depending on market conditions and other factors. The Company’s repurchase program has no expiration date and can be amended and increased, from time to time, in the discretion of the Board of Directors. No plan or program expired during the period covered by the table.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and Item 1A., “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K. For the discussion and analysis of our 2022 financial condition and results of operations compared to 2023, refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2023.

NEGATIVE EFFECTS OF CIVIL AUTHORITY ACTIONS ON OUR BUSINESS

There are several factors at play that are having a negative impact on our business and the entire hospitality community in San Francisco. The constant “doom loop” of negative headlines picked up in main stream media, particularly outlets like Fox News that have made San Francisco their punching back and find ways to amplify any negative story line in the city. The macro economic situation of a looming US/Global recession have seen business reducing or eliminating typical travel and group meetings in efforts to be conservative in uncertain financial times. The micro economic situation specific to San Francisco and Bay Area is many of the world’s largest tech companies have taken even more drastic cost cutting measures laying off hundreds of thousands of workers in the area and have reduced business travel, group meetings and even major citywides to cancel like Meta, Red Hat and VMWare. The ongoing conditions of the streets in regards to cleanliness, safety and homelessness problems have driven many other citywide customers to rethink hosting meetings in San Francisco and have relocated to other major markets like Las Vegas, Orlando and San Diego. Even factors like the recent culture wars that are dividing much of the country are impacting San Francisco harder than other areas as the city have long been known as the LGBTQ capital of the US, and made recent headlines after Mayor London Breed’s office named the first ever Drag Laureate to an 18 month term as ambassador.

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

On February 3, 2021, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the SBA Loan. As of June 30, 2021, Justice used all proceeds from the SBA Loan primarily for payroll costs. The SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ended June 30, 2022.

RESULTS OF OPERATIONS

As of June 30, 2023, the Company owned approximately 75.7% of the common shares of Portsmouth Square, Inc. The Company’s principal sources of revenue are revenues from the hotel owned by Portsmouth, rental income from its investments in multi-family and commercial real estate properties, and income received from investment of its cash and securities assets.

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

Fiscal Year Ended June 30, 2023 Compared to Fiscal Year Ended June 30, 2022

The Company had a net loss of $9,932,000 for the year ended June 30, 2023 compared to a net loss of $10,616,000 for the year ended June 30, 2022. Income from operations was $4,336,000 for the year ended June 30, 2023 and income from operations was $3,671,000 for fiscal year ended June 30, 2022. The Company recorded gains of $58,000 from marketable securities transactions during fiscal year ended June 30, 2023 as compared to losses of $8,101,000 during fiscal year ended June 30, 2022. Gain on insurance recovery of $2,692,000 was recorded during fiscal year ended June 30, 2023. Gain on debt forgiveness was $2,000,000 during fiscal year ended June 30, 2022.

Hotel Operations

The Company had net loss of $1,612,000 from Hotel operations for the year ended June 30, 2023 compared to net loss of $2,776,000 for the year ended June 30, 2022. The change was primarily attributable to the $10,493,000 increase in Hotel revenue, offset by $7,006,000 increase in operating expenses and the $2,000,000 gain on forgiveness of debt during period ended June 30, 2022.

The following tables set forth a more detailed presentation of Hotel operations for the years ended June 30, 2023 and 2022.

For the year ended June 30,	2023	2022
Hotel revenues:
Hotel rooms	$35,684,000	$26,599,000
Food and beverage	2,625,000	1,471,000
Garage	2,790,000	3,112,000
Other operating departments	928,000	352,000
Total hotel revenues	42,027,000	31,534,000
Operating expenses excluding depreciation and amortization	(34,457,000)	(27,451,000)
Operating income interest, depreciation and amortization	7,570,000	4,083,000
And gain on forgiveness of debt	-	2,000,000
Interest expense - mortgage	(6,467,000)	(6,549,000)
Depreciation and amortization expense	(2,815,000)	(2,310,000)
Net loss from Hotel operations	$(1,712,000)	$(2,776,000)

For the year ended June 30, 2023, the Hotel had operating income of $7,570,000 before non-recurring charges, interest, depreciation, and amortization on total operating revenues of $42,027,000. The year over year increase in all areas, except garage revenues, are result of recovery from the business interruption attributable to a variety of responses by federal, state, and local civil authority to the COVID-19 outbreak since March 2020. The following table sets forth the monthly average occupancy percentage of the Hotel for the fiscal years ended June 30, 2023 and 2022.

Month	Jul	Aug	Sep	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	Jun	Fiscal Year
Year	2022	2022	2022	2022	2022	2022	2023	2023	2023	2023	2023	2023	2022 - 2023
Average Occupancy %	93%	94%	95%	89%	82%	77%	76%	77%	81%	65%	80%	83%	83%

Year	2021	2021	2021	2021	2021	2021	2022	2022	2022	2022	2022	2022	2021 - 2022
Average Occupancy %	82%	77%	76%	79%	72%	74%	68%	74%	81%	87%	90%	95%	80%

Beginning in November 2022, the occupancy of our hotel has been reduced by approximately 13% every month to reflect the “out-of-order” rooms that are being renovated at any given time. The guestroom renovation is scheduled to be completed by the end of March 31, 2024. Additionally, 14 guest rooms will be added to inventory as a result of renovating such rooms which had been repurposed for administrative offices in past years.

Total operating expenses increased by $7,006,000 due to increase in rooms, food and beverage, salaries and wages, utilities, credit card commissions, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the year ended June 30, 2023 and 2022.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2023	$217	83%	$180
2022	$168	80%	$134

The Hotel’s revenues increased by 33% year over year. Average daily rate increased by $49, average occupancy increased 3%, and RevPAR increased by $46 for the twelve months ended June 30, 2023 compared to the twelve months ended June 30, 2022. As previously mentioned, our occupancy is lowered by approximately 13% beginning November 2022 when we began to take three levels out of service in order to complete our guestroom renovations. Had the Hotel been able to sell the additional 13% of rooms that were out of order, the RevPar would have been approximately $192.

After taking advantage of softer demand to refresh all public spaces and meeting rooms, the Hotel is now deep into a renovation of the guest rooms and suites. The Hotel started it’s full renovation of all guest rooms and suites mid-November 2022 and is over half way complete as of fiscal year end 2023. This includes new carpet, vinyl wall covering, headboards, end tables, wall sconces, art, soft seating and refinish of existing desks and doors. The Hotel removed the existing armoire and has built a closet to replace it. After this project is completed early calendar year 2024, the Hotel will add 14 additional guest rooms bringing back the old Justice offices, spa, and accounting offices to their original purpose. This will all be funded from the Hotel’s cash from operations through the Hotel’s furniture, fixture, and equipment reserve account with our senior lender.

Real Estate Operations

Revenues from real estate operations were consistent year over year for June 30, 2023 and 2022 at $15,580,000 and $15,685,000 respectively. Real estate operating expenses increased to $10,017,000 from $8,694,000 primarily due to increased insurance expense of over $1,000,000 year over year. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net income on marketable securities of $1,126,000 for the year ended June 30, 2023 compared to a net loss on marketable securities of $7,614,000 for the year ended June 30, 2022. For the year ended June 30, 2022, the Company had a net realized loss of $2,581,000 related to the Company’s investment in the common stock of Comstock Mining Inc. (“Comstock” - NYSE MKT: LODE).

For the year ended June 30, 2023, the Company had a net realized loss of $1,712,000 and a net unrealized gain of $2,838,000. For the year ended June 30, 2022, the Company had a net realized loss of $2,206,000 and a net unrealized loss of $5,408,000.

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

During the years ended June 30, 2023 and 2022, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairment and recorded impairment losses of zero and $41,000, respectively.

The Company and its subsidiary Portsmouth compute and file income tax returns and prepare discrete income tax provisions for financial reporting. An income tax benefit was recorded for the year ended June 30, 2022, for the pre-tax loss. However, for the year ended June 30, 2023, an expense was booked on the pre-tax loss due to the set up of a valuation allowance on all of Portsmouth (standalone) deferred tax assets.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2023 and 2022, the Company had investments in marketable equity securities of $18,345,000 and $11,049,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups:

As of June 30, 2023 Industry Group	Fair Value	% of Total Investment Securities
REITs and real estate companies	$6,985,000	38.1%
Technology	2,779,000	15.1%
T-Notes	2,093,000	11.4%

Financial services	1,865,000	10.2%
Consumer cyclical	1,689,000	9.2%
Basic materials	1,047,000	5.7%
Healthcare	739,000	4.0%
Communications Services	566,000	3.1%
Industrial	485,000	2.7%
Utilities	97,000	0.5%
	$18,345,000	100.0%

As of June 30, 2022 Industry Group	Fair Value	% of Total Investment Securities
REITs and real estate companies	$3,289,000	29.8%
Communication Services	2,787,000	25.2%
Financial Services	1,755,000	15.9%
Technology	815,000	7.4%
Basic materials	769,000	7.0%
Consumer cyclical	693,000	6.3%
Industrial	385,000	3.5%
Energy	279,000	2.5%
Other	277,000	2.4%
	$11,049,000	100.0%

As of June 30, 2023, the Company’s investment portfolio is diversified with 59 different equity positions. The Company holds one equity security that comprised more than 10% of the equity value of the portfolio. The three largest security position represent 19%, 4%, and 4% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NASDAQ: ARL), Ouster Inc – Common Stock (NASDAQ: OUST), and Bank Hawaii Corp (NASDAQ: BOH), which are included in the REITs and real estate companies, Financial Services, and Financial Services industry groups, respectively.

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

For the years ended June 30,	2023	2022
Net gain (loss) on marketable securities	$1,126,000	$(7,614,000
Impairment loss on other investments	-	(41,000)
Dividend and interest income	485,000	980,000
Margin interest expense	(848,000)	(851,000)
Trading expenses	(705,000)	(575,000)
Total	$58,000	$(8,101,000)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL SOURCES

The Company had cash and cash equivalents of $5,960,000 and $14,367,000 as of June 30, 2023 and 2022, respectively. The Company had restricted cash of $6,914,000 and $8,982,000 as of June 30, 2023 and 2022, respectively. The Company had marketable securities, net of margin due to securities brokers and obligations for securities sold of $15,328,000 and $10,110,000 as of June 30, 2023 and 2022, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. As of the date of this report, the maturity date was extended to July 31, 2025. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. During the fiscal year ending June 30, 2023 and 2022, InterGroup advanced to the Hotel $1,500,000 and $7,550,000, respectively, bringing the total amount due to InterGroup to $15,700,000 and $14,200,000 as of June 30, 2023 and 2022, respectively. In July 2023, Portsmouth and InterGroup entered into a new loan modification agreement which increased Portsmouth’s borrowing from InterGroup up to $20,000,000. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

During the fiscal year ending June 30, 2023, we completed the refinancing on our St. Louis, Missouri property $4.9 million loan and obtain a $5,360,000 new two-year loan at a floating interest rate of 3.1% over the cap 5.5% SOFR. During the fiscal year ending June 30, 2022, we refinanced six of our properties’ existing mortgages and obtained a mortgage note payable on one of our California properties, generating net proceeds totaling $16,683,000. We are currently evaluating other refinancing opportunities and we could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). On February 3, 2021, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the SBA Loan. As of June 30, 2021, Justice used all proceeds from the SBA Loan primarily for payroll costs. The SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ending June 30, 2022.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. After considering our approach to liquidity and accessing our available sources of cash, We believe that our cash on hand, along with other potential sources of liquidity that management may be able to obtain, will be sufficient to fund our working capital needs, as well as our capital lease and debt obligations for at least the next twelve months and beyond even if current levels of occupancy and revenue per occupied room (“RevPAR”, calculated by multiplying the hotel’s average daily room rate by its occupancy percentage) were to persist. The objectives of our cash management policy are to maintain existing leverage levels and the availability of liquidity, while minimizing operational costs. However, there can be no guarantee that management will be successful with its plan.

Going Concern

The Hotel financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 10 – Mortgage Notes Payable, as of June 30, 2023, the outstanding balance consists of a senior mortgage loan and mezzanine loan totaling $107,117,000. Both loans mature on January 1, 2024. In addition, the Hotel has recurring losses and has an accumulated deficit of $105,727,000.

Due to these factors and the Hotel’s ability to successfully refinance the debt on favorable terms in the current lending environment gives rise to substantial doubt about the Hotel’s ability to continue as a going concern for one year after the financial statement issuance date.

The Hotel is exploring the possibility of refinancing its senior mortgage and mezzanine debt with potential lenders. Alternatively, the Hotel is also exploring the possibility of a loan modification or extension to the existing debt with the current lenders, however, the Hotel may be unable to access further financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. During 2021 and first part of calendar 2022, the Hotel took advantage of the slow periods to make certain capital improvements including complete refinishing of all guest room furniture, resurfacing half of the hotel bathtubs that needed repair, refreshed meeting space and lobby paint and vinyl, replaced all bed frames and socks, and completed the carpet and wall covering corridor installation. In November 2022, began guestroom renovation and had completed approximately 200 guestrooms as of June 30, 2023. Hotel improvements are ongoing to remain competitive and we anticipate completing the guestroom renovations by the end March 2024. Once the Hotel completes its full renovation, management anticipates its high occupancy to continue and its average daily rates to increase as it completes renovation up to the point of generating a positive cash flows.

The financial statements do not include any adjustments to the carrying amounts of assets, liabilities, and reported expenses that may be necessary if the Hotel were unable to continue as a going concern.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of June 30, 2023, the Company’s material financial obligations which also includes interest payments.

		Year	Year	Year	Year	Year
	Total	2024	2025	2026	2027	2028	Thereafter
Mortgage and subordinated notes payable	$192,870,000	$108,420,000	$9,318,000	$1,168,000	$3,299,000	$1,771,000	$68,894,000
Other notes payable	2,956,000	567,000	567,000	567,000	463,000	317,000	475,000
Interest	25,577,000	3,849,000	2,898,000	2,390,000	2,284,000	2,286,000	11,870,000
Total	$221,403,000	$112,836,000	$12,783,000	$4,125,000	$6,046,000	$4,374,000	$81,239,000

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

HOTEL ASSETS AND DEFINITE-LIVED INTANGIBLE ASSETS

We evaluate property and equipment, and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted cash flows of the assets. We use judgment to determine whether indications of impairment exist and consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable. Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. There were no indicators of impairment on its hotel investments or intangible assets and accordingly no impairment losses recorded for the years ended June 30, 2023 and 2022.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,

The InterGroup Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The InterGroup Corporation and its subsidiaries (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1, the outstanding balance as of June 30, 2023 of the mortgage notes payable consists of a senior mortgage loan and mezzanine loan totaling $107,117,000. Both loans mature on January 1, 2024 In addition, the Company has recurring losses and has an accumulated deficit. Due to these factors and the Company’s ability to successfully refinance the debt on favorable terms in the current lending environment gives rise to substantial doubt about the Company’s ability to continue as a going concern for one year after the financial statement issuance date. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Description of the Matters: Deferred Tax Asset Valuation Allowance

As discussed in Note 13 to the consolidated financial statements, it was determined that it is more likely than not that a significant portion of the deferred tax assets at June 30, 2023 are not realizable and thus a valuation allowance of $33,784,000 has been recorded.

We identified the deferred tax asset valuation allowance as a critical audit matter due to the uncertainty, subjectivity, estimates and judgments required by management when forecasting future profitability and determining whether or not it is likely that the deferred tax assets will be realized.

How We Addressed the Matters in Our Audit

To test the Company’s conclusions about their deferred tax valuation allowance, we obtained an analysis about their plans and reviewed all the positive and negative conditions. In addition to considering the impact of any subsequent events, we received the Company’s five-year income projection. We examined the forecast for reasonableness in addition to reviewing management’s plans and considered whether it is likely that the Company’s projected future profitability will allow them to realize their current deferred tax assets.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2022.

East Brunswick, NJ

October 13, 2023

PCAOB ID Number 100

THE INTERGROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30,	2023	2022

ASSETS
Investment in Hotel, net	$40,318,000	$37,267,000
Investment in real estate, net	48,057,000	48,025,000
Investment in marketable securities	18,345,000	11,049,000
Cash and cash equivalents	5,960,000	14,367,000
Restricted cash	6,914,000	8,982,000
Other assets	2,764,000	2,744,000
Deferred tax asset	-	3,612,000
Total assets	$122,358,000	$126,046,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities	$2,574,000	$2,715,000
Accounts payable and other liabilities – Hotel	11,616,000	7,508,000
Due to securities broker	1,601,000	490,000
Obligations for securities sold	1,416,000	449,000
Other notes payable	2,954,000	3,521,000
Finance leases	-	183,000
Deferred tax liability	4,927,000	-
Mortgage notes payable - Hotel	107,117,000	108,747,000
Mortgage notes payable - real estate	84,757,000	85,437,000
Total liabilities	216,962,000	209,050,000

Commitments and contingencies - Note 17

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,459,888 and 3,459,888 issued; 2,205,927 and 2,236,180 outstanding as of June 30, 2023 and 2022, respectively	33,000	33,000
Additional paid-in capital	2,445,000	3,277,000
Accumulated deficit	(52,835,000)	(46,116,000)
Treasury stock, at cost, 1,253,961 and 1,223,708 shares as of June 30, 2023 and 2022, respectively	(20,794,000)	(19,324,000)
Total InterGroup shareholders’ deficit	(71,151,000)	(62,130,000)
Non-controlling interest	(23,453,000)	(20,874,000)
Total shareholders’ deficit	(94,604,000)	(83,004,000)
Total liabilities and shareholders’ deficit	$122,358,000	$126,046,000

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2023	2022
Revenues:
Hotel	$42,027,000	$31,534,000
Real estate	15,580,000	15,685,000
Total revenues	57,607,000	47,219,000
Costs and operating expenses:
Hotel operating expenses	(34,457,000)	(27,451,000)
Real estate operating expenses	(10,017,000)	(8,694,000)
Depreciation and amortization expense	(5,464,000)	(4,754,000)
General and administrative expense	(3,333,000)	(2,649,000)

Total costs and operating expenses	(53,271,000)	(43,548,000)

Income from operations	4,336,000	3,671,000

Other (expense) income:
Interest expense - mortgages	(8,585,000)	(8,881,000)
Net realized (loss) gain on marketable securities	(1,712,000)	375,000
Net realized loss on marketable securities - Comstock	-	(2,581,000)
Net unrealized gain (loss) on marketable securities	2,838,000	(5,408,000)
Gain on debt forgiveness	-	2,000,000
Loss on debt extinguishment	-	(335,000)
Gain on insurance recovery	2,692,000	-
Impairment loss on other investments	-	(41,000)
Dividend and interest income	485,000	980,000
Trading and margin interest expense	(1,553,000)	(1,426,000)
Net other expense	(5,835,000)	(15,317,000)
Loss before income taxes	(1,499,000)	(11,646,000)
Income tax (expense) benefit	(8,433,000)	1,030,000
Net loss	(9,932,000)	(10,616,000)
Less: Net loss attributable to the noncontrolling interest	3,213,000	1,893,000
Net loss attributable to InterGroup	$(6,719,000)	$(8,723,000)

Net loss per share
Basic	$(4.77)	$(4.77)
Diluted	N/A	$N/A
Net loss per share attributable to InterGroup
Basic	$(3.92)	$(3.92)
Diluted	N/A	$N/A

Weighted average number of common shares outstanding	2,215,258	2,224,293
Weighted average number of diluted shares outstanding	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Treasury	InterGroup Shareholders’	Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2021	3,404,982	$33,000	$2,172,000	$(36,394,000)	$(17,370,000)	$(51,559,000)	$(19,677,000)	$(71,236,000)

Net Loss	-	-	-	(8,723,000)	-	(8,723,000)	(1,893,000)	(10,616,000)

Issuance of stock from exercise of stock options	54,906	-	-	-	-	-	-	-

Stock options expense	-	-	4,000	-	-	4,000	-	4,000

Distribution from Santa Fe	-	-	1,159,000	-	-	1,159,000	-	1,159,000

Reclassify non-controlling interest due to purchase of Justice	-	-	-	(999,999)	-	(999,999)	999,999	-

Investment in Portsmouth	-	-	(58,000)	-	-	(58,000)	41,000	(17,000)

Purchase of Partnership interest	-	-	-	-	-	-	(344,000)	(344,000)

Purchase of treasury stock	-	-	-	-	(1,954,000)	(1,954,000)	-	(1,954,000)

Balance at June 30, 2022	3,459,888	$33,000	$3,277,000	$(46,116,000)	$(19,324,000)	$(62,130,000)	$(20,874,000)	$(83,004,000)

Net Loss	-	-	-	(6,719,000)	-	(6,719,000)	(3,213,000)	(9,932,000)

Investment in Portsmouth	-	-	(832,000)	-	-	(832,000)	634,000	(198,000)

Purchase of treasury stock	-	-	-	-	(1,470,000)	(1,470,000)	-	(1,470,000)

Balance at June 30, 2023	3,459,888	$33,000	$2,445,000	$(52,835,000)	$(20,794,000)	$(71,151,000)	$(23,453,000)	$(94,604,000)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2023	2022
Cash flows from operating activities:
Net loss	$(9,932,000)	$(10,616,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net unrealized (gain) loss on marketable securities	(2,838,000)	5,408,000
Deferred taxes	8,539,000	(1,472,000)
Gain on insurance recovery	(2,692,000)	-
Gain from debt forgiveness	-	(2,000,000)
Impairment loss on other investments	-	41,000
Depreciation and amortization	5,464,000	4,754,000
Amortization of loan cost	352,000	432,000
Amortization of other notes payable	(567,000)	(567,000)
Stock compensation expense	-	4,000
Changes in assets and liabilities:
Investment in marketable securities	(4,458,000)	19,335,000
Other assets	(20,000)	(1,123,000)
Accounts payable and other liabilities	(141,000)	(642,000)
Accounts payable and other liabilities – Hotel	4,108,000	764,000
Due to securities broker	1,111,000	(7,427,000)
Obligations for securities sold	967,000	(5,970,000)
Net cash (used in) provided by operating activities	(107,000)	921,000

Cash flows from investing activities:
Capital expenditures for property and equipment - Hotel	(5,866,000)	(1,926,000)
Capital expenditures for property and equipment - real estate	(2,314,000)	(2,760,000)
Distribution from Santa Fe	-	1,159,000
Investment in Portsmouth	(198,000)	(17,000)
Investment in Justice	-	(344,000)
Insurance proceeds for property damage claims	2,325,000	-
Net cash used in investing activities	(6,053,000)	(3,888,000)

Cash flows from financing activities:
Payments of mortgage, finance leases and other notes payable	(8,205,000)	(3,698,000)
Proceeds from mortgage and other notes payable	5,360,000	16,683,000
Issuance cost from refinance of long-term debt	-	(107,000)
Purchase of treasury stock	(1,470,000)	(1,954,000)
Net cash provided by (used in) financing activities	(4,315,000)	10,924,000

Net (decrease) increase in cash, cash equivalents and restricted cash:	(10,475,000)	7,957,000
Cash, cash equivalents and restricted cash at the beginning of the year	23,349,000	15,392,000
Cash, cash equivalents and restricted cash at the end of the year	$12,874,000	$23,349,000
Supplemental information:
Income taxes paid	$74,000	$1,975,000
Interests paid	$7,708,000	$7,663,000

The Company had cash and cash equivalents of $5,960,000 and $14,367,000 as of June 30, 2023 and 2022, respectively. The Company had restricted cash of $6,914,000 and $8,982,000 as of June 30, 2023 and 2022, respectively.

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

Effective February 19, 2021, the Company’s 83.7% owned subsidiary, Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF), was liquidated and all of its assets including its 68.8% interest in Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI) were distributed to its shareholders in exchange for their Santa Fe common stock. In June 2022, InterGroup received distribution of $1,159,000 of from Santa Fe as the entity received federal and state tax refunds from previously filed final tax returns.As of June 30, 2023, InterGroup owns approximately 75.7% of the outstanding common shares of Portsmouth and the Company’s President, Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth.

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

Aimbridge Hospitality (“Aimbridge”) manages the Hotel, along with its five-level parking garage, under certain Hotel management agreement (“HMA”) with Operating. The term of the management agreement is for an initial period of ten years commencing on the February 3, 2017 date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee (“Basic Fee”) payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue. In addition to the Basic Fee, Aimbridge shall be entitled to an annual incentive fee for each fiscal year equal to ten percent (10%) of the amount by which Gross Operating Profit in the current fiscal year exceeds the previous fiscal year’s Gross Operating Profit.

In addition to the operations of the Hotel, the Company also generates income from the ownership of real estate and investments in marketable securities. Properties include apartment complexes, commercial real estate, and three single-family houses as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also has investments in unimproved real property. All of the Company’s residential rental properties are managed in-house.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles (“GAAP”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between the asset’s carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2023 and 2022.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2023 and 2022.

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

Other Investments, Net

Other investments include non-marketable securities (carried at cost, net of any impairments loss) and non-marketable debt instruments. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near-term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2023 and 2022, the Company recorded impairment losses related to other investments of zero and $41,000, respectively.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value. As of June 30, 2023 and 2022, the Company does not have any cash equivalents.

Restricted Cash

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves for the Hotel.

Other Assets

Other assets include prepaid insurance, accounts receivable, prepaid expenses, and other miscellaneous assets.

Accounts receivable from the Hotel and rental property customers are carried at cost less an allowance for doubtful accounts that is based on management’s assessment of the collectability of accounts receivable. The Company had accounts receivable, net of $634,000 at July 1, 2022. As of June 30, 2023, and 2022, the allowance for doubtful accounts was $486,000 and $110,000, respectively. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers. The temporary eviction moratorium imposed by the federal and state governmental authorities had delayed evictions during fiscal years 2022 and 2023.

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

Accounts Payable and Other Liabilities

Accounts payable and other liabilities include trade payables, advanced customer deposits, accrued wages, accrued real estate taxes, and other liabilities.

Treasury Stock

The Company records the acquisition of treasury stock under the cost method. During the years ended June 30, 2023 and 2022, the Company purchased 30,253 and 41,645 shares of treasury stock, respectively.

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

We do not disclose the value of unsatisfied performance obligations for contracts with an expected length of one year or less. Due to the nature of our business, our revenue is not significantly impacted by refunds. Cash payments received in advance of guests staying at our hotel are refunded to hotel guests if the guest cancels within the specified time period, before any services are rendered. Refunds related to service are generally recognized as an adjustment to the transaction price at the time the hotel stay occurs or services are rendered. See Note 3 – Revenue.

Revenue recognition from apartment rental commences when an apartment unit is placed in service and occupied by a rent-paying tenant. Apartment units are leased on a short-term basis, with no lease extending beyond one year.

Advertising Costs

Advertising costs are expensed as incurred and are included in Hotel operating expenses in the consolidated statements of operations. Advertising costs were $130,000 and $61,000 for the years ended June 30, 2023 and 2022, respectively.

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

$0 and $1,665,000 of unrecognized tax benefits as of June 30, 2022 and June 30, 2023, respectively, would impact the effective tax rate if recognized. The unrecognized tax benefit is not expected to reverse in the next 12 months. Interest and penalties related to income tax matters are classified as a component of income tax expense. As of June 30, 2022 and June 30, 2023, no interest and penalties were recorded.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions.

Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted net income per share is similar to the computation of basic net income per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The basic and diluted earnings per share are the same for the fiscal year ended June 30, 2023 and 2022 because the Company had a net loss.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Actual results may differ from those estimates. Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets and when appropriate, records tax valuation allowances based on that evidence and estimates. Such estimates primarily relate to the recording of allowance for doubtful accounts which are based on management’s assessment of the collectability of accounts receivable as of the end of the fiscal year As of June 30, 2023 based on taxable income that may be available under tax law the deferred taxed asset is not more likely than not to be realized.

Reclassifications

Certain line items on the balance sheet as of June 30, 2023, for the years ended June 30, 2023 and 2022 have been reclassified to conform to the current period presentation. The related party relationship has been disclosed separately in the financial statements than the other debt obligations the Company has.

Debt Issuance Costs

Debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the debt liability and are amortized over the life of the debt. Loan amortization costs are included in interest expense in the consolidated statement of operations.

Recently Issued and Adopted Accounting Pronouncements

As of June 30, 2023, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s consolidated financial statements.

Going Concern

The Hotel financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 10 – Mortgage Notes Payable, as of June 30, 2023, the outstanding balance consists of a senior mortgage loan and mezzanine loan totaling $107,117,000. Both loans mature on January 1, 2024. In addition, the Hotel has recurring losses and has an accumulated deficit of $105,727,000.

Due to these factors and the Hotel’s ability to successfully refinance the debt on favorable terms in the current lending environment gives rise to substantial doubt about the Hotel’s ability to continue as a going concern for one year after the financial statement issuance date.

The Hotel is exploring the possibility of refinancing its senior mortgage and mezzanine debt with potential lenders. Alternatively, the Hotel is also exploring the possibility of a loan modification or extension to the existing debt with the current lenders, however, the Hotel may be unable to access further financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. During 2021 and first part of calendar 2022, the Hotel took advantage of the slow periods to make certain capital improvements including complete refinishing of all guest room furniture, resurfacing half of the hotel bathtubs that needed repair, refreshed meeting space and lobby paint and vinyl, replaced all bed frames and socks, and completed the carpet and wall covering corridor installation. In November 2022, began guestroom renovation and had completed approximately 200 guestrooms as of June 30, 2023. Hotel improvements are ongoing to remain competitive and we anticipate completing the guestroom renovations by the end March 2024. Once the Hotel completes its full renovation, management anticipates its high occupancy to continue and its average daily rates to increase as it completes renovation up to the point of generating a positive cash flows.

The financial statements do not include any adjustments to the carrying amounts of assets, liabilities, and reported expenses that may be necessary if the Hotel were unable to continue as a going concern.

NOTE 2 – LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel and real estate operations. However, the dealings by federal, state, and local civil authorities have a material detrimental impact on our liquidity. For the fiscal year ended June 30, 2023, our net cash flow used by operations was $107,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets. As the hospitality and travel environment continues to recover, the Company will continue to evaluate what services the Company brings back. During the fiscal year ended June 30, 2023, the Company continued to make capital improvements to the hotel in the amount of $5,866,000 and anticipates continuing its guest room upgrade program during the fiscal year 2024.

The Company had cash and cash equivalents of $5,960,000 and $14,367,000 as of June 30, 2023 and 2022, respectively. The Company had restricted cash of $6,914,000 and $8,982,000 as of June 30, 2023 and 2022, respectively. The Company had marketable securities, net of margin due to securities brokers, of $15,328,000 and $10,110,000 as of June 30, 2023 and 2022, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. On July 7, 2021, the maturity date was extended to July 31, 2022. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. As of June 30, 2023 and 2022, the balance of the loan was $15,700,000 and $14,200,000, net of loan amortization costs of zero, respectively. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. The Company agreed to a 0.5% loan extension and modification fee payable to InterGroup. All funds advanced to the Hotel have been eliminated in consolidated financial statements at June 30, 2023 and 2022.

On May 31, 2023, the Company refinanced its St. Louis, Missouri $4,823,000 mortgage with a two-year $5,360,000 mortgage with a floating monthly rate of the 30-day SOFR (capped at 5.5%) plus SOFR margin of 3.10%, interest-only payments are due for the first 12 months and $5,500 principal paydowns commencing in June 2024. During the fiscal year ending June 30, 2022, we refinanced six of our properties’ existing mortgages and obtained a mortgage note payable on one of our California properties, generating net proceeds totaling $16,683,000. We are currently evaluating other refinancing opportunities and we could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable.

On February 3, 2021, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the SBA Loan. As of June 30, 2021, Justice used all proceeds from the SBA Loan primarily for payroll costs. The SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ending June 30, 2022.

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

The following table provides a summary as of June 30, 2023, the Company’s material financial obligations which also includes interest payments.

		Year	Year	Year	Year	Year
	Total	2024	2025	2026	2027	2028	Thereafter
Mortgage and subordinated notes payable	$192,870,000	$108,420,000	$9,318,000	$1,168,000	$3,299,000	$1,771,000	$68,894,000
Related party notes payable	2,956,000	567,000	567,000	567,000	463,000	317,000	475,000
Interest	25,577,000	3,849,000	2,898,000	2,390,000	2,284,000	2,286,000	11,870,000
Total	$221,403,000	$112,836,000	$12,783,000	$4,125,000	$6,046,000	$4,374,000	$81,239,000

NOTE 3 – REVENUE

Our revenue from real estate is primarily rental income from residential and commercial property leases which is recorded when due from residents and is recognized monthly as earned. The revenue recognition rules under ASC 606 specifically eliminates rental revenue from the accounting standard.

The following table presents our Hotel revenue disaggregated by revenue streams.

For the year ended June 30,	2023	2022
Hotel revenues:
Hotel rooms	$35,684,000	$26,599,000
Food and beverage	2,625,000	1,471,000
Garage	2,790,000	3,112,000
Other operating departments	928,000	352,000
Total Hotel revenue	$42,027,000	$31,534,000

Contract assets and liabilities

We do not have any material contract assets as of June 30, 2023 and 2022, other than trade and other receivables, net on our consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our consolidated balance sheets and had a balance of $493,000 at July 1, 2022. During the year ended June 30, 2023, the entire $493,000 was recognized as revenue. Contract liabilities decreased to $290,000 as of June 30, 2023. The decrease as of June 30, 2023, was primarily driven by a decrease in advance deposits received from customers for services to be performed after June 30, 2023.Contract liabilities increased to $493,000 as of June 30, 2022 from $161,000 as of June 30, 2021. The increase for the twelve months ended June 30, 2022 was primarily driven by advance deposits received from customers for services to be performed after June 30, 2022.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2023	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(1,239,000)	566,000
Furniture and equipment	38,727,000	(29,682,000)	9,045,000
Building and improvements	64,665,000	(36,696,000)	27,969,000
Investment in Hotel, net	$107,935,000	$(67,617,000)	$40,318,000

		Accumulated	Net Book
June 30, 2022	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(922,000)	883,000
Furniture and equipment	32,860,000	(28,567,000)	4,293,000
Building and improvements	64,665,000	(35,312,000)	29,353,000
Investment in Hotel, net	$102,068,000	$(64,801,000)	$37,267,000

NOTE 5 - INVESTMENT IN REAL ESTATE, NET

At June 30, 2023, the Company’s investment in real estate consisted of twenty properties located throughout the United States. These properties include sixteen apartment complexes, three single-family houses as strategic investments, and one commercial real estate property. The Company also owns unimproved land located in Maui, Hawaii.

Investment in real estate included the following:

As of June 30,	2023	2022
Land	$22,998,000	$22,998,000
Buildings, improvements and equipment	73,151,000	70,933,000
Accumulated depreciation	(50,022,000)	(47,374,000)
	46,127,000	46,557,000
Land held for development	1,930,000	1,468,000
Investment in real estate, net	$48,057,000	$48,025,000

NOTE 6 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At June 30, 2023 and 2022, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain (Loss)	Fair Value
As of June 30, 2023
Corporate Equities	$15,419,000	$3,713,000	$(787,000)	$2,926,000	$18,345,000

As of June 30, 2022
Corporate Equities	$11,150,000	$1,474,000	$(1,575,000)	$(101,000)	$11,049,000

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the years ended June 30, 2023 and 2022, respectively.

For the year ended June 30,	2023	2022
Realized (loss) gain on marketable securities	$(1,712,000)	$375,000
Realized loss on marketable securities related to Comstock	-	(2,581,000)
Unrealized gain (loss) on marketable securities	2,838,000	(5,408,000)
Net gain (loss) on marketable securities	$1,126,000	$(7,614,000)

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

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2023	Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$6,985,000
Technology	2,779,000
T-Notes	2,093,000
Financial services	1,865,000
Consumer cyclical	1,689,000
Basic materials	1,047,000
Healthcare	739,000
Communication services	566,000
Industrial	485,000
Utilities	97,000
$18,345,000

As of June 30, 2022	Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$3,289,000
Communication services	2,787,000
Financial services	1,755,000
Technology	815,000
Basic material	769,000
Consumer cyclical	693,000
Industrial	385,000
Energy	279,000
Other	277,000
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

For fiscal years ended June 30, 2023 and 2022, we received distribution from other non-marketable investments of zero and $41,000, respectively.

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

NOTE 8 – OTHER ASSETS

Other assets consist of the following as of June 30:

	2023	2022
Accounts receivable, net	$631,000	$634,000
Prepaid expenses	648,000	775,000
Miscellaneous assets	681,000	652,000
Prepaid taxes	697,000	683,000
Total other assets	$2,657,000	$2,744,000

NOTE 9 –OTHER FINANCING TRANSACTIONS

The following summarizes the balances of other notes payable as of June 30, 2023 and 2022, respectively.

As of June 30,	2023	2022

Note payable – Hilton	$2,058,000	$2,375,000
Note payable – Aimbridge	896,000	1,146,000
Total other notes payable	$2,954,000	$3,521,000

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $317,000 annually through 2030 by Hilton if the Partnership is still a Franchisee with Hilton.

On February 1, 2017, Operating entered an HMA with Ambridge to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Ambridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. During the first quarter of fiscal year 2021, the Hotel obtained approval from Ambridge to use the key money for hotel operations and the funds were exhausted by December 31, 2020. The unamortized portion of the key money in the amount of $896,000 and $1,146,000 are included in other notes payable in the consolidated balance sheets at June 30, 2023 and 2022, respectively.

On April 9, 2020, Justice entered into a loan agreement (“SBA Loan – Justice”) with CIBC Bank USA under the CARES Act administered by the U.S. Small Business Administration (the “SBA”). On February 3, 2021, Justice entered into a loan agreement (“SBA Loan”) with CIBC Bank USA administered by the SBA. Justice received proceeds of $2,000,000 from the SBA Loan. Justice used all proceeds from the SBA Loan primarily for payroll costs. The SBA Loan was scheduled to mature on February 3, 2026, had a 1.00% interest rate, and was subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. On November 19, 2021, the SBA Loan was forgiven in full and $2,000,000 was recorded as gain on debt extinguishment on the consolidated statement of operations for the fiscal year ended June 30, 2022.

Future minimum principal payments for all other financing transactions are as follows:

For the year ending June 30,
2024	$567,000
2025	567,000
2026	567,000
2027	463,000
2028	317,000
Thereafter	475,000
$2,956,000

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Partnership’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $89,114,000 and $90,745,000 as of June 30, 2023 and 2022, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of June 30, 2023, InterGroup is in compliance with both requirements. Justice Operating Company, LLC has not been meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. As of June 30, 2023 and 2022, the balance of the loan was $15,700,000 and $14,200,000, net of loan amortization costs of zero, respectively. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. The Company agreed to a 0.5% loan extension and modification fee payable to InterGroup.

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

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance, or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer, or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership was required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for the $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2023 and 2022, InterGroup is in compliance with both requirements. Justice Operating Company, LLC is not meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox and cash sweep by the Lender for all cash collected by the Hotel, and under certain terms, would allow the Lender to request Operating to replace its hotel management company. The DSCR for Operating had been below 1.00 from third quarter of fiscal year 2023 to fourth quarter of fiscal year 2023 while it is required to maintain a DSCR of at least 1.10 to 1.00 for two consecutive quarters. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR. Justice has not missed any of its debt service payments and does not anticipate missing any debt obligations for at least the next twelve months and beyond. Additionally, Operating’s DSCR for the fourth quarter of fiscal year 2023 was 0.23 for the Mortgage Loan and 0.19 for the Mezzanine Loan.

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

In July 2021, the Company refinanced three of its California properties’ existing mortgages totaling $1,065,000 with three new mortgages totaling $3,450,000. The Company generated net proceeds totaling $2,325,000 as a result of the refinancing. Interest rate on the three new mortgages is fixed at 3.50% for five years and the mortgages mature in July 2051. In July 2021, the Company obtained an $830,000 mortgage note payable on one of its unencumbered California properties and received net proceeds of $826,000. The interest rate on the mortgage is fixed at 3.50% for five years and the mortgage note payable matures in August 2051.

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

On May 31, 2023, the Company refinanced its St. Louis, Missouri $4,823,000 mortgage with a two-year $5,360,000 mortgage with a floating monthly rate of the 30-day SOFR (capped at 5.5%) plus SOFR margin of 3.10%, interest-only payments are due for the first 12 months and $5,500 principal paydowns commencing in June 2024.

Each mortgage notes payable is secured by real estate or the Hotel. As of June 30, 2023 and 2022, the mortgage notes payables are summarized as follows:

	As of June 30, 2023
	Number	Note	Note	Mortgage	Interest
Property	of Units	Origination Date	Maturity Date	Balance	Rate

SF Hotel	544 rooms	December 2013	January 2024	$87,240,000	5.28%
SF Hotel	544 rooms	July 2019	January 2024	20,000,000	7.25%
		Mortgage notes payable – Hotel		107,240,000
		Debt issuance costs		(123,000)
		Total mortgage notes payable – Hotel		$107,117,000

Florence	157	March 2015	April 2025	$2,917,000	3.87%
Las Colinas	358	October 2021	November 2031	28,800,000	2.95%
Morris County	151	April 2020	May 2030	17,208,000	3.17%
St. Louis	264	May 2023	May 2025	5,360,000	8.60%
Los Angeles	4	July 2021	July 2051	1,112,000	3.50%
Los Angeles	2	July 2021	July 2051	674,000	3.50%
Los Angeles	1	June 2021	August 2051	886,000	3.50%
Los Angeles	31	October 2020	November 2030	8,291,000	2.52%
Los Angeles	30	June 2022	July 2052	5,762,000	4.40%
Los Angeles	14	January 2021	February 2031	2,645,000	3.05%
Los Angeles	12	June 2016	June 2026	1,974,000	3.59%
Los Angeles	9	June 2020	July 2030	2,443,000	3.09%
Los Angeles	9	November 2020	December 2030	1,891,000	3.05%
Los Angeles	8	July 2021	July 2051	1,535,000	3.50%
Los Angeles	7	August 2012	September 2042	751,000	3.75%
Los Angeles	4	June 2021	August 2051	1,112,000	3.50%
Los Angeles	1	June 2021	August 2051	534,000	3.50%
Los Angeles	4	July 2021	August 2051	800,000	3.50%
Los Angeles	1	September 2018	October 2048	934,000	3.50%
		Mortgage notes payable – real estate		85,629,000
		Debt issuance costs		(872,000)
		Total mortgage notes payable – real estate		$84,757,000

	As of June 30, 2022
	Number	Note	Note	Mortgage	Interest
Property	of Units	Origination Date	Maturity Date	Balance	Rate

SF Hotel	544 rooms	December 2013	January 2024	$89,114,000	5.28%
SF Hotel	544 rooms	July 2019	January 2024	20,000,000	7.25%
		Mortgage notes payable – Hotel		109,114,000
		Debt issuance costs		(367,000)
		Total mortgage notes payable – Hotel		$108,747,000

Florence	157	March 2015	April 2025	$2,998,000	3.87%
Las Colinas	358	October 2021	November 2031	28,801,000	2.95%
Morris County	151	April 2020	May 2030	17,598,000	3.17%
St. Louis	264	May 2013	May 2023	4,958,000	4.05%
Los Angeles	4	July 2021	July 2051	1,135,000	3.50%
Los Angeles	2	July 2021	July 2051	688,000	3.50%
Los Angeles	1	June 2021	August 2051	904,000	3.50%
Los Angeles	31	October 2020	November 2030	8,400,000	2.52%
Los Angeles	30	June 2022	July 2052	5,850,000	4.40%
Los Angeles	14	January 2021	February 2031	2,704,000	3.05%
Los Angeles	12	June 2016	June 2026	2,026,000	3.59%
Los Angeles	9	June 2020	July 2030	2,498,000	3.09%
Los Angeles	9	November 2020	December 2030	1,934,000	3.05%
Los Angeles	8	July 2021	July 2051	1,567,000	3.50%
Los Angeles	7	August 2012	September 2042	774,000	3.75%
Los Angeles	4	June 2021	August 2051	1,135,000	3.50%
Los Angeles	1	June 2021	August 2051	545,000	3.50%
Los Angeles	4	July 2021	August 2051	816,000	3.50%
Los Angeles	1	September 2018	October 2048	956,000	4.75%
		Mortgage notes payable – real estate		86,287,000
		Debt issuance costs		(850,000)
		Total mortgage notes payable – real estate		$85,437,000

Future minimum payments for all mortgage notes payable are as follows:

For the year ending June 30,
2024	$108,420,000
2025	9,318,000
2026	1,168,000
2027	3,299,000
2028	1,771,000
Thereafter	68,894,000
$192,870,000

NOTE 11 – MANAGEMENT AGREEMENTS

Operating entered into a hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, along with its five-level parking garage, with an effective date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on the February 3, 2017 date and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms on the HMA, base management fee (“Basic Fee”) payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue. In addition to the Basic Fee, Aimbridge shall be entitled to an annual incentive fee for each fiscal year equal to ten percent (10%) of the amount by which Gross Operating Profit in the current fiscal year exceeds the previous fiscal year’s Gross Operating Profit.

For the fiscal years ended June 30, 2023 and 2022, hotel management fees were $711,000 and $530,000, and incentive fees of $505,000 and $525,000, respectively, offset by key money amortization of $250,000 for both years and are included in Hotel operating expenses in the consolidated statements of operations. As part of the Hotel management agreement, Aimbridge, through the Company’s wholly owned subsidiary, Kearny Street Parking LLC, manages the parking garage in-house.

NOTE 12 – CONCENTRATION OF CREDIT RISK

As of June 30, 2023 and 2022, receivables related to Hotel customers were $419,000 and $377,000, respectively. Usually, credit extended to the Company’s tenants at its rental properties is of low risk as leases do not extend beyond one year and if tenants become delinquent, local eviction laws are used to evict tenants. However, as of June 30, 2023 and 2022 accounts receivable from the Company’s rental properties was $698,000 and $366,000, respectively and allowance for doubtful accounts was $486,000 and $110,000, respectively. This unusual large gross receivable amounts from our rental properties was due to temporary eviction moratorium imposed by the federal and state governmental authorities since the beginning of the COVID19 pandemic. Under the eviction moratorium, the Company was not allowed to evict tenants for non-payment of rent. In the State of California, the “Los Angeles County’s COVID-19 Tenant Protection Resolution” expired on March 31, 2023, thereby lifting the eviction moratorium but allowing the tenants additional time to for their past due rent. For tenants that owe rent from March 1, 2020 through September 30, 2021, tenants must pay by August 1, 2023; for tenants that owe rent from October 1, 2021 through January 31, 2023, tenants must pay by February 1, 2024. The Company will continue to pursue its collections to the full extent allowed by the various governmental housing authorities around the country.

The Company maintains its cash and cash equivalents and restricted cash with various financial institutions that are monitored regularly for credit quality. At times, such cash and cash equivalents holdings may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) or other federally insured limits. Any loss incurred or a lack of access to such funds could have significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

NOTE 13 – INCOME TAXES

The provision for the Company’s income tax (expense) benefit is comprised of the following:

For the years ended June 30,	2023	2022

Federal
Current tax	$(116,000)	$(113,000)
Deferred tax	6,420,000	884,000
	6,304,000	771,000

State
Current tax	9,000	(330,000)
Deferred tax	2,121,000	589,000
	2,130,000	259,000

Income Tax (expense) benefit	$(8,434,000)	$1,030,000

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:

For the years ended June 30,	2023	2022

Statutory federal tax rate	$(315,000)	$2,446,000
State income taxes, net of federal tax benefit	(375,000)	204,000
Dividend received deduction	(18,000)	103,000
PPP Loan forgiveness	-	1,391,000
Provision to return adjustment	(334,000)	634,000
Deferral true up – Justice difference in basis of fixed assets	-	11,621,000
Net operating loss true up	(275,000)	32,000
Valuation allowance	10,232,000	(15,201,000)
Payable true up	(249,000)	(311,000)
State rate change impact	(352,000)	-
Other	120,000	111,000
	$(8,434,000)	$1,030,000

The components of the deferred tax asset and liabilities are as follows:

	June 30, 2023	June 30, 2022
Deferred tax assets:
Net operating loss carryforwards	$13,187,000	$11,075,000
Deferred gains on real estate sale and depreciation	15,054,000	10,418,000
Capital loss carryforwards	1,919,000	1,322,000
Accruals and reserves	843,000	831,000
Interest expense	3,185,000	2,231,000
Tax credits	566,000	566,000
State taxes	139,000	-
Other	204,000	247,000
Deferred Tax Asset before Valuation Allowance	35,097,000	26,690,000
Valuation Allowance	(33,784,000)	(22,775,000)
Deferred Tax Asset after Valuation Allowance	1,313,000	3,915,000
Deferred tax liabilities:
Deferred gains on real estate sale and depreciation	(4,796,000)	-
Unrealized gain on marketable securities	(746,000)	(9,000)
Gain on insurance claim	(696,000)	-
Other	-	-
State taxes	-	(294,000)
Deferred Tax Liability	(6,238,000)	(303,000)
Net deferred tax (liability) asset	$(4,925,000)	$3,612,000

Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2023, it has been determined that it is more likely than not that the deferred tax asset will not be recognized. Thus, there is a valuation allowance of $33,784,000 as of June 30, 2023. This was an increase of $11,009,000 from June 30, 2022.

As of June 30, 2023, the Company had net operating loss carryforwards (“NOL”) available for carryforward of approximately $41,835,000 and $51,289,000 for federal and state purposes, respectively. Of the $41,835,000 federal NOL carryforwards, $14,707,000 expire in varying amounts through 2037 and $27,128,000 of post-2017 NOLs can be carried forward indefinitely. Note that the post-2017 NOLs may only offset 80% of future taxable income. The Company had capital loss carryforwards of $6,936,000 for federal and state purposes. The capital losses begin to expire in 2024 for both federal and state purposes. There are immaterial California state tax credits of $524,000 which expire in various years.

Below is the breakdown of the net operating losses for Intergroup and Portsmouth.

	Federal	State
InterGroup	$-	$2,789,000
Portsmouth	41,835,000	48,500,000
	$41,835,000	$51,289,000

As of June 30, 2022, the Company had net operating loss (“NOL”) carryforwards of approximately $35,483,000 and $41,238,000 for federal and state purposes, respectively. Of the $35,483,000 federal NOL’s carryforwards, $14,697,000 expire in varying amount through 2037 and $20,786,000 of post 2017 NOL’s can be carried forward indefinitely. Note that the post 2017 NOL’s may only offset 80% of future taxable income. The Company had federal and state capital loss carryforwards of $3,985,000 and $5,547,000, respectively. The capital losses begin to expire in 2024 for both federal and state purposes. There are immaterial California state tax credits of $524,000 which expire in various years.

Utilization of certain tax attributes may be subject a substantial annual limitation if it should be determined that there has been a change in the ownership of more than 50 percent of the value of the Company’s stock, pursuant to Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The corporation files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examination by federal, state, and local jurisdictions, where applicable.

As of June 30, 2023, tax years beginning in fiscal 2019 and 2018 remain open to examination by the federal and state tax jurisdictions, respectively, and are subject to the statute of limitations.

Uncertain Tax Positions

The Company regularly evaluates the likelihood of realizing the benefit from income tax positions that it has taken in various federal, state, and foreign filings by considering all relevant facts, circumstances and information available. If the Company determines it is more likely than not that the position will be sustained, a benefit will be recognized at the largest amount that it believes is cumulatively greater than 50% likely to be realized. The following table summarizes changes in the amount of the Company’s unrecognized tax benefits for uncertain tax positions:

Unrecognized Tax Benefits at June 30, 2022	$-
Increase in tax positions taken	1,665,000
Decrease in tax positions taken	-
Unrecognized Tax Benefits at June 30, 2023	$1,665,000

$0 and $1,665,000 of unrecognized tax benefits as of June 30, 2022 and June 30, 2023, respectively, would impact the effective tax rate if recognized. The unrecognized tax benefit is not expected to reverse in the next 12 months. Interest and penalties related to income tax matters are classified as a component of income tax expense. As of June 30, 2022 and June 30, 2023, no interest and penalties were recorded.

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

Information below represents reported segments for the years ended June 30, 2023 and 2022. Segment income from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Loss from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the year ended	Hotel	Real Estate	Investment
June 30, 2023	Operations	Operations	Transactions	Other	Total
Revenues	$42,027,000	$15,580,000	$-	$-	$57,607,000
Segment operating expenses	(34,457,000)	(10,017,000)	-	(3,333,000)	(47,807,000)
Segment income (loss) from operations	7,570,000	5,563,000	-	(3,333,000)	9,800,000
Interest expense - mortgages	(6,467,000)	(2,118,000)	-	-	(8,585,000)
Gain on insurance recovery	-	2,692,000	-	-	2,692,000
Depreciation and amortization expense	(2,815,000)	(2,649,000)	-	-	(5,464,000)
Gain from investments	-	-	58,000	-	58,000
Income tax expense	-	-	-	(8,433,000)	(8,433,000)
Net income (loss)	$(1,712,000)	$3,488,000	$58,000	$(11,766,000)	$(9,932,000)
Total assets	$46,393,000	$48,057,000	$18,345,000	$9,563,000	$122,358,000

As of and for the year ended	Hotel	Real Estate	Investment
June 30, 2022	Operations	Operations	Transactions	Other	Total
Revenues	$31,534,000	$15,685,000	$-	$-	$47,219,000
Segment operating expenses	(27,451,000)	(8,694,000)	-	(2,651,000)	(38,796,000)
Segment income (loss) from operations	4,083,000	6,991,000	-	(2,651,000)	8,423,000
Interest expense - mortgage	(6,549,000)	(2,332,000)	-	-	(8,881,000)
Gain on debt forgiveness	2,000,000	(335,000)	-	-	1,665,000
Depreciation and amortization expense	(2,310,000)	(2,444,000)	-	-	(4,754,000)
Loss from investments	-	-	(8,101,000)	-	(8,101,000)
Income tax benefit	-	-	-	1,030,000	1,030,000
Net income (loss)	$(2,776,000)	$1,880,000	$(8,101,000)	$(1,621,000)	$(10,618,000)
Total assets	$46,847,000	$48,025,000	$11,049,000	$21,125,000	$126,046,000

NOTE 15 – STOCK-BASED COMPENSATION PLANS

The Company follows the Statement of Financial Accounting Standards 123 (Revised), “Share-Based Payments” (“SFAS No. 123R”), which was primarily codified into ASC Topic 718 “Compensation – Stock Compensation”, which addresses accounting for equity-based compensation arrangements, including employee stock options and restricted stock units.

The Company currently has one equity compensation plan, which is the Intergroup 2010 Omnibus Employee Incentive Plan. The plan has been approved by the Company’s stockholders and are described below. Any outstanding options issued under the Key Employee Plan or the Non-Employee Director Plan remain effective in accordance with their terms.

As of June 30, 2023 and 2022, there were no RSUs outstanding.

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

In March 2017, the Compensation Committee awarded 18,000 stock options to the Company’s Chief Operating Officer, David C. Gonzalez, to purchase up to 18,000 shares of common stock. The per share exercise price of the options is $27.30 which is the fair value of the Company’s Common Stock as reported on NASDAQ Capital Market on March 2, 2017. The options expire ten years from the date of grant. Pursuant to the time vesting requirements, the options vest over a period of five years, with 3,600 options vesting upon each one-year anniversary of the date of grant. All 18,000 shares are vested as of June 30, 2022.

During the years ended June 30, 2023 and 2022, the Company recorded stock option compensation expense of zero and $4,000, respectively, related to stock options previously issued. As of June 30, 2023, all compensation related to stock options has been fully amortized.

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

The following table summarizes the stock options activity from July 1, 2021 through June 30, 2023:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at	July 1, 2021	341,195	$16.95	2.83 years	$8,890,000
Granted		-	-	-	-
Exercised		(90,000)	19.77	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2022	251,195	$15.95	2.60 years	$6,628,000
Exercisable at	June 30, 2022	251,195	$15.95	2.60 years	$6,628,000
Vested at	June 30, 2022	251,195	$15.95	2.60 years	$6,628,000
Outstanding at	July 1, 2022	251,195	$15.95	2.60 years	$6,628,000
Granted		-	-	-	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2023	251,195	$15.95	1.60 years	$4,957,000
Exercisable at	June 30, 2023	251,195	$15.95	1.60 years	$4,957,000
Vested and expected
to vest at	June 30, 2023	251,195	$15.95	1.60 years	$4,957,000

NOTE 16 – RELATED PARTY TRANSACTIONS

As discussed in Note 9 – Related Party and Other Financing Transactions, upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. As of June 30, 2023 and 2022, the balance of the loan was $15,700,000 and $14,200,000, respectively, net of loan amortization costs of zero, respectively, and are eliminated in the consolidated balance sheets of InterGroup. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. The Company agreed to a 0.5% loan extension and modification fee payable to InterGroup.

As of June 30, 2023, InterGroup owns approximately 75.7% of the outstanding common shares of Portsmouth. As of June 30, 2023, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth.

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

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Cash Management Agreement

As part of the Hotel refinancing effective December 18, 2013, Operating entered into a Cash Management Agreement with Bank of America, N.A. (“Lender”) and Wells Fargo Bank, N.A. (“Cash Management Bank”) whereby all cash received by Operating is to be deposited into a business checking account controlled by the Cash Management Bank up to the loan maturity date. Additionally, other terms of the Cash Management Agreement provide that effective February 2019 or upon a Property Improvement Plan (“PIP”) requirement by Hilton (“Franchisor”) deemed the “Cash Sweep Period” during which all excess cash generated by Operating beyond the monthly budgeted expenses and debt services including principal and interest, insurance reserves, real estate taxes reserve, Furniture, fixtures, and equipment (“FF&E”) reserves, for the senior and mezzanine loans, will be held by the Cash Management Bank for future hotel improvements as required by the date or a PIP. Currently, any and all funds are being controlled by the Cash Management Bank according to the Cash Management Agreement.

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

Since the opening of the Hotel as a full brand Hilton in January 2006, Justice has incurred monthly royalties, program fees and information technology recapture charges equal to a percentage of the Hotel’s gross room revenue. Fees for such services during fiscal year 2023 and 2022 totaled approximately $3,029,000 and $2,107,000, respectively.

Employees

The Company’s corporate office and multifamily operations had 32 employees and the hotel operations had 187 employees as of June 30, 2023. On February 3, 2017, Aimbridge assumed all labor union agreements and provides all funding for all payroll and related costs. As of June 30, 2023, approximately 90% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which Aimbridge was a party. CBA for Local 2 (Hotel and Restaurant Employees) expired on August 13, 2022 and a new Memorandum of Understanding (“MOU”) was signed June 26, 2023. CBA for Local 856 (International Brotherhood of Teamsters) expired on December 31, 2022 and a new agreement was signed on April 26, 2023. CBA for Local 39 (Stationary Engineers) will expire on July 31, 2024.

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

Legal Matters

Portsmouth Square, Inc., through its operating company Justice Investors Operating Company, LLC, a Delaware limited liability company (the “Company”), is the owner of the real property located at 750 Kearny Street in San Francisco, currently improved with a 27 – story building which houses a Hilton Hotel (the “Property”). The Property was purchased and improved pursuant to the terms of a series of agreements with the City and County of San Francisco (the “City”) in the early 1970’s. The terms of the agreements and subsequent approvals and permits included a condition by which the Company was required to construct an ornamental overhead pedestrian bridge across Kearny Street, connecting the Property to a nearby City park and underground parking garage known as Portsmouth Square (the “Bridge”). Included in the approval process was the City’s issuance of a Major Encroachment Permit (“Permit”) allowing the Bridge to span over Kearney Street. As of May 24, 2022, the City has purported to revoke the Permit and on June 13, 2022, has directed the Company to submit a general bridge removal and restoration plan (the “Plan”) at the Company’s expense. The Company disputes the legality of the purported revocation of the Permit. The Company further disputes the existence of any legal or contractual obligation to remove the Bridge at its expense. In particular, representatives of the Company participated in meetings with the City on and at various times after August 1, 2019, to discuss a collaborative process for the possible removal of the Bridge. Until the purported revocation of the Permit in 2022, the City representatives repeatedly and consistently promised and agreed that the City will pay for the associated costs of any Bridge removal. Nevertheless, without waiving any rights, in an effort to understand all of the available options, and to provide a response to the City’s directives, the Company has engaged a Project Manager, a structural engineering firm and an architect to advise on the development of a Plan for the Bridge removal, as well as the reconstruction of the front of the Hilton Hotel. The Company has been working cooperatively with the City on the process for removal of the Bridge and its related physical encroachments, including obtaining regulatory approvals and permits. A final Plan is currently not expected to be completed until late calendar year of 2023, and permits are unlikely to be obtained until mid-2024 at the earliest. The Company is currently in discussion with the City regarding both the process and financial responsibility for the implementation of the Plan and reconstruction of the impacted portions of the Hotel. Those discussions are expected to continue through the Autumn of 2023.

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

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for the deferred tax asset valuation allowance was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of June 30, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the material weakness identified above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2023:

Name	Position with the Company	Age	Term to Expire
Class A Directors:

John V. Winfield (4)	Chairman of the Board; President and Chief Executive Officer	76	Fiscal 2023 Annual Meeting

Steve Grunwald (3) (5)	Director	41	Fiscal 2024

Class B Directors:

Yvonne L. Murphy (1) (2) (4)	Director	66	Fiscal 2025 Annual Meeting

William J. Nance (2) (3) (4)	Director	79	Fiscal 2025 Annual Meeting

Class C Director:

John C. Love (1) (2) (3)	Director	83	Fiscal 2023 Annual Meeting

Executive Officers:

David C. Gonzalez (4)	Chief Operating Officer, Advisor of Executive Strategic Real Estate and Securities Investment Committee, and President of Portsmouth	56	N/A

Jolie Kahn	Secretary	58	N/A

Ann Marie Blair	Treasurer, Controller (Principal Financial Officer). Ms. Blair appointed effective July 6, 2023	36	N/A

Danfeng Xu	Treasurer, Controller (Principal Financial Officer), and Secretary Resigned effective August 31, 2022	35	N/A

(1)	Member of the Nominating Committee
(2)	Member of the Compensation Committee
(3)	Member of the Audit Committee
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

Yvonne L. Murphy — Mrs. Murphy was elected to the Board of InterGroup in February 2014 and to the Board of Portsmouth, a subsidiary of the Company, in February 2019. She resigned from the Board of Portsmouth in December 2019. Mrs. Murphy was elected to the Board of Portsmouth in October 2022 and served as a director at Portsmouth from March to December 2019. Mrs. Murphy took the place of Director Babin upon his passing in October 2022. Mrs. Murphy has impressive experiences in corporate management, legal research, and legislative lobbying for over 30 years. She was a member of Governor Kenny C. Guinn’s executive staff in Nevada, and was employed for years by the prestigious Jones Vargas law firm in Reno, Nevada. She served in nine legislative sessions during the most challenging years in Nevada’s history. Prior to starting her own lobbying firm, Ms. Murphy worked for RR Partners in its corporate office in Las Vegas, Nevada and in the Government Affairs Division in Reno. She has a Doctorate and a Master’s in Business Administration from the California Pacific University. Mrs. Murphy’s impressive experience in corporate management, legal research and legislative lobbying led to the Board’s conclusion that she should serve as a director of the Company.

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

Jerold R. Babin — Mr. Babin was first appointed as a director of the Company in February 1996. Mr. Babin is also a director of Portsmouth’s parent company, InterGroup. Mr. Babin was a retail securities broker. From 1974 to 1989, he worked at Drexel Burnham, and from 1989 to 2010, he worked for Prudential Securities (later Wachovia Securities and now Wells Fargo Advisors), where he held the title of First Vice President. Mr. Babin retired from his position at Wells Fargo advisors in June 2010. Mr. Babin had also served as an arbitrator for FINRA (formerly NASD) for over 20 years. Mr. Babin’s extensive experience in the securities and financial markets, as well as his involvement in the securities and public company regulatory industry, led to the Board’s conclusion that he should serve as a director of the Company. Mr. Babin served as a Board Member up to the time of his passing in October 2022.

David C. Gonzalez — Mr. Gonzalez was appointed Chief Operating Officer of the Company on May 31, 2023 and previously was the Vice President Real Estate of the Company since January 31, 2001. Since 1989, Mr. Gonzalez has served in numerous capacities with the Company, including Controller and Director of Real Estate. Mr. Gonzalez was appointed advisor of the Executive Strategic Real Estate and Securities Investment Committee of the Company and Portsmouth in February 2020. The Board of Directors of Portsmouth Square, Inc. elected Mr. Gonzalez as President of Portsmouth Square Inc. effective May 24, 2021.

Ann Marie Blair – Ms. Blair was appointed as Treasurer and Controller of the Company on July 6, 2023. Ms. Blair also serves as Treasurer and Controller of InterGroup, having been appointed to the position on July 6, 2023. Prior to joining the Company, she had served as Chief Financial Officer in the advertising technology industry. She obtained her Bachelor of Science degree in Accounting and her Master of Business Administration from Cumberland University.

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

Based solely on its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal year 2023 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

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

Item 11. Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiaries for each of the Company’s last two completed fiscal years ended June 30, 2023 and 2022. There was no non-equity incentive plan compensation or nonqualified deferred compensation earnings. There are currently no employment contracts with the executive officers.

SUMMARY COMPENSATION TABLE

Name and Position	Fiscal Year	Salary		Bonus	Other Compensation		Total

John V. Winfield	2023	$838,000	(1)	$600,000	$59,000	(2)	$1,497,000	(3)
Chairman, President and	2022	$838,000	(1)	$-	$59,000	(2)	$897,000	(3)
Chief Executive Officer

David C. Gonzalez	2023	$444,000		$600,000	$-		$1,044,000	(4)
Chief Operating Officer	2022	$409,000		$-	$-		$409,000	(4)

Danfeng Xu	2023	$39,000		$-	$-		$39,000	(3)
Treasurer and Controller	2022	$171,000		$10,000	$-		$181,000	(3)
(Principal Financial Officer, resigned August 2022)

(1)	Mr. Winfield also serves as Chairman of the Board of Portsmouth. During fiscal year 2023, Mr. Winfield received salary of $433,000 from Portsmouth. The amounts include director’s fees totaling $6,000 and $6,000 for the fiscal years 2023 and 2022, respectively.

(2)	Compensation for a portion of the salary of an assistant to Mr. Winfield.

(3)	Compensation is allocated approximately 50% to the Company and 50% to Portsmouth.
(4)	Mr. Gonzalez also serves as the President of Portsmouth. Compensation is allocated 67% to the company and 33% to Portsmouth.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2023

The following table sets forth information concerning option awards and stock awards for each named executive officer that were outstanding as of the end of the Company’s last completed fiscal year ended June 30, 2023. There were no other equity incentive plan awards that were outstanding.

	Option Awards
	Number of		Number of
	securities		securities
	underlying		underlying
	unexercised		unexercised	Option	Option
	options (#)		options (#)	exercise	expiration
Name	exercisable		Un-exercisable	price $	date

John V. Winfield	100,000	(1)	-	$10.30	3/16/26
John V. Winfield	133,195	(2)	-	$18.65	12/26/23
David C. Gonzalez	18,000	(3)	-	$27.30	3/2/27

(1)	Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance-based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one-year anniversary of the date of grant, March 16, 2010. Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2023, the performance vesting requirements of the options were satisfied.

(2)	On December 26, 2013, the Compensation Committee authorized, subject to shareholder approval, a grant of non-qualified and incentive stock options for an aggregate of 160,000 shares (the “Option Grant”) to the Company’s President and Chief Executive Officer, John V. Winfield. The stock option grant was approved by shareholders on February 19, 2014. The grant of stock options was made pursuant to, and consistent with, the 2010 Incentive Plan, as proposed to be amended. The non-qualified stock options are for 133,195 shares and have a term of ten years, expiring on December 26, 2023, with an exercise price of $18.65 per share. The incentive stock options are for 26,805 shares and have a term of five years, expiring on December 26, 2018, with an exercise price of $20.52 per share. In accordance with the terms of the 2010 Incentive Plan, the exercise prices were based on 100% and 110%, respectively, of the fair market value of the Company’s common stock as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on the date of grant. The stock options are subject to time vesting requirements, with 20% of the options vesting annually commencing on the first anniversary of the grant date. In December 2018, Mr. Winfield exercised the 26,805 vested incentive stock options by surrendering 17,439 shares of the Company’s common stock at fair value as payment of the exercise price, resulting in a net issuance to him of 9,366 shares. No additional compensation expense was recorded related to the issuance.

(3)	Mr. Gonzalez’s stock options vest over a period of five years, with 3,600 options vesting upon each one-year anniversary of the date of grant, March 2, 2017.

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance-based compensation. Since InterGroup and Portsmouth are both public companies, the $1,000,000 limitation applies separately to the compensation paid by each entity. Stock option expenses are also amortized over a several years. For fiscal years 2023 and 2022, no compensation paid by the Company to its CEO or other executive officers was subject the deduction disallowance prescribed by Section 162(m) of the Code.

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

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30, which is 100% of the fair market value of the Company’s Common Stock as determined by reference to the closing price of the Company’s Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options had an original expiration date ten years from the date of grant, unless terminated earlier in accordance with the terms of the 2010 Incentive Plan. The options shall be subject to both time and market-based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2023, all the market vesting requirements have been met.

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

The following table sets forth the compensation paid to directors during the fiscal year ended June 30, 2023:

DIRECTOR COMPENSATION

	Fees Earned or			All Other
Name	Paid in Cash*		Stock Awards	Compensation	Total

John C. Love	$46,000	(1)	-	-	$46,000

William J. Nance	$48,000	(2)	-	-	$48,000

Steve Grunwald	$18,000		-	-	$18,000

Jerold R. Babin	$44,000	(3)	-	-	$44,000

Yvonne L. Murphy	$34,000		-	-	$34,000

John V. Winfield (4)	-		-	-

*	Amounts shown include board retainer fees, committee fees and meeting fees.

(1)	Mr. Love also serves as director of the Company’s subsidiary, Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Portsmouth.

(2)	Mr. Nance also serves as a director of the Company’s subsidiary, Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Portsmouth.

(3)	Mr. Babin also served as a director of Portsmouth up to his passing away in October 2022. Amounts shown include $6,000 in regular board fees paid by Portsmouth.

(4)	As Chief Executive Officer, the Company’s Chairman, John V. Winfield, was not paid any board, committee or meetings fees. Mr. Winfield received $6,000 in regular board fees from Portsmouth, which is reported on the Summary Compensation Table.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as of August 21, 2023, certain information with respect to the beneficial ownership of Common Stock of the Company owned by those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	1,686,374	(3)	68.6%
1516 S. Bundy Drive, Suite 200 Los Angeles, California 90025

(1)	Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2)	Percentages are calculated on the basis of 2,205,527 shares of Common Stock outstanding as of August 21, 2023, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)	Includes 233,195 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

Security Ownership of Management.

The following table sets forth, as of August 21, 2023, certain information with respect to the beneficial ownership of Common Stock of the Company owned by (i) each Director and each of the named Executive Officers, and (ii) all Directors and Executive Officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	1,686,374	(3)	68 .0%

William J. Nance	47,946		2.0%

John C. Love	8,561		*

David C. Gonzalez	44,769	(4)	1.8%

Yvonne L. Murphy	2,282		*

All Directors and Executive Officers as a Group (5 persons)	1,789,932		72.9%

*	Ownership does not exceed 1%.

(1)	Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2)	Percentages are calculated on the basis of 2,205,527 shares of Common Stock outstanding at August 21, 2023, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)	Includes 233,195 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

(4)	Includes 18,000 shares that Mr. Gonzalez has a right to acquire pursuant to vested stock options.

Changes in Control.

There are no arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2023 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

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

(a) There were 251,195 stock options outstanding as of June 30, 2023.

(b) Reflects the weighted average exercise price of all outstanding options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Mr. Winfield owns 2.5% of Portsmouth. Director William Nance is a director and Chairman of the Audit Committee of Comstock Mining, Inc., since 2005.

Two general partners provided services to the Partnership through December 17, 2013. On December 18, 2013, the Partnership redeemed Evon’s partnership interest and Portsmouth Square became the sole general partner. The Partnership’s obligation to pay Evon, Justice’s former general partner, terminated as of December 18, 2013. Under the terms of the Justice Partnership Agreement, its general partner, Portsmouth, received annual compensation of one percent of Hotel Revenue up to the dissolution of the Partnership in December 2021. During each of the years ended June 30, 2023 and 2022, total compensation earned by Portsmouth under the new and previous agreements were $130,000 and $146,000, respectively. Amounts earned by Portsmouth are eliminated in consolidation. Effective with the dissolution of the Partnership, the compensation to Portsmouth from the hotel was terminated.

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

Item 14. Principal Accounting Fees and Services

On January 31, 2022, the Audit Committee retained WithumSmith+Brown, PC, PCAOB ID: 100 (“Withum”) as the Company’s new independent registered public accounting firm upon the resignation of Moss Adams LLP, Irvine CA, PCAOB ID: 659 (“Moss Adams”) in December 2021. The aggregate fees billed for each of the last two fiscal years ended June 30, 2023 and 2022 for professional services rendered by Withum and Moss Adams are set forth in the table below. These fees were billed for audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q reports, and services provided in connection with statutory and regulatory filings and engagements for those fiscal years.

	Fiscal Year
	2023	2022
Audit fees – Withum	$215,000	$52,000
Tax fees – Withum	131,000	31,000
Audit fees – Moss Adams	-	207,000
Tax fees – Moss Adams	-	95,000
TOTAL:	$346,000	$385,000

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

(a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Articles of Incorporation:

3.1	Certificate of Incorporation, dated September 11, 1985, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4, filed on September 6, 1985 (Registration No. 33-00126) and Amendment 1 to that Registration Statement filed on October 23, 1985.

3.2	Restated Certificate of Incorporation, dated March 9, 1998, incorporated by reference to Exhibit 3 of the Company’s Amended Quarterly Report on Form 10-QSB/A for the period ended March 31, 1998, as filed on May 19, 1998.

3.3	Certificate of Amendment to Certificate of Incorporation, dated October 2, 1998, incorporated by reference to Exhibit 3 of the Company’s Quarterly report on Form 10-QSB for the period ended September 30, 1998, as filed on November 13, 1998.

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on August 6, 2007, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 as filed on September 28, 2007.

3.(ii)	Amended and Restated By-Laws of The InterGroup Corporation, effective as of December 10, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on December 12, 2007.

4.	Instruments defining the rights of security holders including indentures*

9.	Voting Trust Agreement: Voting Trust Agreement dated June 30, 1998 between John V. Winfield and The InterGroup Corporation is incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on September 28, 1998.

10.	Material Contracts:

10.1	1998 Stock Option Plan for Non-Employee Directors approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.2	1998 Stock Option Plan for Selected Key Officers, Employees and Consultants approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.3	The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on January 26, 2007).

10.4	Amended and Restated Agreement of Limited Partnership of Justice Investors, effective November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q Report for the quarterly period ended December 31, 2010, filed with the Commission on February 11, 2011).

10.5	General Partner Compensation Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to Company’s Form 10-Q Report for the quarterly period ended December 31, 2008, filed with the Commission on February 13, 2009).

10.6	The InterGroup Corporation 2008 Restricted Stock Unit Plan, adopted by the Board of Directors on December 3, 2008, and ratified by the shareholders on February 18, 2009 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Commission on January 21, 2009).

10.7	Restricted Stock Unit Agreement, dated February 18, 2009, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Commission on October 13, 2009).

10.8	The InterGroup Corporation 2010 Omnibus Employee Incentive Plan, approved by the shareholders and adopted by the Board of Directors on February 24, 2010 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Commission on January 27, 2010).

10.9	Employee Stock Option Agreement, dated March 16, 2010, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.9 of the Company’s report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Commission on September 27, 2010).

10.10	Franchise License Agreement, dated December 10, 2004, between Justice Investors and Hilton Hotels (incorporated by reference to Exhibit 10.10 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.13	Employee Stock Option Agreement, dated February 28, 2012, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the Commission on September 20, 2012).

10.16	Management Agreement, dated February 1, 2017, between Justice Operating Company, LLC and Aimbridge Management Company, LLC. (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K Report for the fiscal year ended June 30, 2017, as filed with the Commission on October 13, 2017). *

14	Code of Ethics (filed herewith).

21	Subsidiaries (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm Withum Smith+Brown, PC

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbones-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbones-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DFE	Inline XBRL Taxonomy Extension definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	All Exhibits marked by one asterisk are incorporated herein by reference to the Trust’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on September 6, 1985, Amendment No. 1 to Form S-4 as filed with the Securities and Exchange Commission on October 23, 1985, Exhibit 14 to Form 8 Amendment No. 1 to Form 8 filed with the Securities & Exchange Commission November 1987 and Form 8 Amendment No. 1 Item 4 filed with the Securities & Exchange Commission October 1988.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERGROUP CORPORATION
(Registrant)

Date:	October 13, 2023	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	October 13, 2023	by	/s/ Ann Marie Blair
Ann Marie Blair, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Executive Officer and	October 13, 2023
John V. Winfield	Chairman of the Board (Principal Executive Officer)

/s/ David C. Gonzalez	Chief Operating Officer	October 13, 2023
David C. Gonzalez

/s/ John C. Love	Director	October 13, 2023
John C. Love

/s/ Steve Grunwald	Director	October 13, 2023
Steve Grunwald

/s/ Yvonne L. Murphy	Director	October 13, 2023
Yvonne L. Murphy

/s/ William J. Nance	Director	October 13, 2023
William J. Nance

