Form 10-K/A
period 2023-06-30
INTERGROUP CORP
filed 2023-10-16
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an effort to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

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

DOCUMENTS INCORPORATED BY REFERENCE: None

THE INTERGROUP CORPORATION

Explanatory Note

We are filing this Amendment No. 1 to our Form 10-K filed on October 16, 2023 to include all required IXBRL files.

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

NOTE 13 – INCOME TAXES

The provision for the Company’s income tax (expense) benefit is comprised of the following:

For the years ended June 30,	2023	2022

Federal
Current tax	$(116,000)	$(113,000)
Deferred tax	6,419,000	884,000
	6,303,000	771,000

State
Current tax	9,000	(330,000)
Deferred tax	2,121,000	589,000
	2,130,000	259,000

Income Tax (expense) benefit	$(8,433,000)	$1,030,000

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:

For the years ended June 30,	2023	2022

Statutory federal tax rate	$(315,000)	$2,446,000
State income taxes, net of federal tax benefit	(375,000)	204,000
Dividend received deduction	(18,000)	103,000
PPP Loan forgiveness	-	1,391,000
Provision to return adjustment	(334,000)	634,000
Deferral true up – Justice difference in basis of fixed assets	-	11,621,000
Net operating loss true up	(275,000)	32,000
Valuation allowance	10,232,000	(15,201,000)
Payable true up	(249,000)	(311,000)
State rate change impact	(352,000)	-
Other	119,000	111,000
	$(8,433,000)	$1,030,000

The components of the deferred tax asset and liabilities are as follows:

	June 30, 2023	June 30, 2022
Deferred tax assets:
Net operating loss carryforwards	$13,187,000	$11,075,000
Deferred gains on real estate sale and depreciation	15,054,000	10,418,000
Capital loss carryforwards	1,919,000	1,322,000
Accruals and reserves	843,000	831,000
Interest expense	3,185,000	2,231,000
Tax credits	566,000	566,000
State taxes	139,000	-
Other	204,000	247,000
Deferred Tax Asset before Valuation Allowance	35,097,000	26,690,000
Valuation Allowance	(33,784,000)	(22,775,000)
Deferred Tax Asset after Valuation Allowance	1,313,000	3,915,000
Deferred tax liabilities:
Deferred gains on real estate sale and depreciation	(4,796,000)	-
Unrealized gain on marketable securities	(746,000)	(9,000)
Gain on insurance claim	(696,000)	-
Other	-	-
State taxes	-	(294,000)
Deferred Tax Liability	(6,238,000)	(303,000)
Net deferred tax (liability) asset	$(4,925,000)	$3,612,000

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

