Form 10-Q
period 2023-12-31
INTERGROUP CORP
filed 2024-02-20
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

The number of shares outstanding of registrant’s Common Stock, as of February 16, 2024 was 2,224,443.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	December 31, 2023
	(unaudited)	June 30, 2023
ASSETS
Investment in Hotel, net	$40,525,000	$40,318,000
Investment in real estate, net	48,184,000	48,057,000
Investment in marketable securities	19,363,000	18,345,000
Cash and cash equivalents	9,371,000	5,960,000
Restricted cash	2,936,000	6,914,000
Other assets, net	3,807,000	2,764,000
Total assets	$124,186,000	$122,358,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$11,885,000	$11,616,000
Accounts payable and other liabilities	2,204,000	2,574,000
Due to securities broker	3,177,000	1,601,000
Obligations for securities sold	1,832,000	1,416,000
Other notes payable	2,671,000	2,954,000
Deferred tax liability	4,633,000	4,927,000
Mortgage notes payable - Hotel, net	106,503,000	107,117,000
Mortgage notes payable - real estate, net	88,686,000	84,757,000
Total liabilities	221,591,000	216,962,000

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,459,888 and 3,459,888 issued; 2,198,141 and 2,205,927 outstanding, respectively	33,000	33,000
Additional paid-in capital	3,514,000	2,445,000
Accumulated deficit	(55,608,000)	(52,835,000)
Treasury stock, at cost, 1,261,747 and 1,253,961 shares as of December 31, 2023 and June 30, 2023, respectively	(20,975,000)	(20,794,000)
Total InterGroup shareholders’ deficit	(73,036,000)	(71,151,000)
Noncontrolling interest	(24,369,000)	(23,453,000)
Total shareholders’ deficit	(97,405,000)	(94,604,000)

Total liabilities and shareholders’ deficit	$124,186,000	$122,358,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended December 31,	2023	2022
Revenues:
Hotel	$10,225,000	$9,892,000
Real estate	4,096,000	3,980,000
Total revenues	14,321,000	13,872,000

Costs and operating expenses:
Hotel operating expenses	(9,405,000)	(8,726,000)
Real estate operating expenses	(2,806,000)	(2,672,000)
Depreciation and amortization expenses	(1,562,000)	(1,302,000)
General and administrative expenses	(1,894,000)	(975,000)
Total costs and operating expenses	(15,667,000)	(13,675,000)

(Loss) income from operations	(1,346,000)	197,000

Other (expense) income:
Interest expense - mortgages	(2,210,000)	(2,160,000)
Net unrealized gain on marketable securities	289,000	2,106,000
Net realized gain (loss) on marketable securities	1,471,000	(722,000)
Gain on insurance recovery	-	2,692,000
Dividend and interest income	144,000	122,000
Trading and margin interest expense	(381,000)	(444,000)
Total other (expense) income, net	(687,000)	1,594,000

(Loss) income before income taxes	(2,033,000)	1,791,000
Income tax expense	(118,000)	(224,000)
Net (loss) income	(2,151,000)	1,567,000
Less: Net loss attributable to the noncontrolling interest	622,000	323,000
Net (loss) income attributable to The InterGroup Corporation	$(1,529,000)	$1,890,000

Net (loss) income per share attributable to The InterGroup Corporation
Basic	$(0.69)	$0.85
Diluted	$(0.69)	$0.77

Weighted average number of basic common shares outstanding	2,203,174	2,215,586
Weighted average number of diluted common shares outstanding	2,203,174	2,466,781

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the six months ended December 31,	2023	2022
Revenues:
Hotel	$21,318,000	$22,202,000
Real estate	8,513,000	8,058,000
Total revenues	29,831,000	30,260,000

Costs and operating expenses:
Hotel operating expenses	(18,686,000)	(18,032,000)
Real estate operating expenses	(5,162,000)	(4,863,000)
Depreciation and amortization expenses	(3,084,000)	(2,631,000)
General and administrative expenses	(2,649,000)	(1,674,000)
Total costs and operating expenses	(29,581,000)	(27,200,000)

Income from operations	250,000	3,060,000

Other (expense) income:
Interest expense - mortgages	(4,461,000)	(4,382,000)
Net unrealized (loss) gain on marketable securities	(390,000)	2,096,000
Net realized gain (loss) on marketable securities	1,365,000	(1,522,000)
Gain on insurance recovery	-	2,692,000
Dividend and interest income	270,000	297,000
Trading and margin interest expense	(703,000)	(709,000)
Total other expense, net	(3,919,000)	(1,528,000)

(Loss) income before income taxes	(3,669,000)	1,532,000
Income tax expense	(104,000)	(166,000)
Net (loss) income	(3,773,000)	1,366,000
Less: Net loss attributable to the noncontrolling interest	1,000,000	325,000
Net (loss) income attributable to The InterGroup Corporation	$(2,773,000)	$1,691,000

Net (loss) income per share attributable to The InterGroup Corporation
Basic	$(1.26)	$0.76
Diluted	$(1.26)	$0.68

Weighted average number of basic common shares outstanding	2,204,300	2,224,884
Weighted average number of diluted common shares outstanding	2,204,300	2,476,079

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury	InterGroup Shareholders’	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2023	3,459,888	$33,000	$2,445,000	$(52,835,000)	$(20,794,000)	$(71,151,000)	$(23,453,000)	$(94,604,000)
Net Loss	-	-	-	(1,244,000)	-	(1,244,000)	(378,000)	(1,622,000)
Investment in Portsmouth	-	-	(106,000)	-	-	(106,000)	84,000	(22,000)
Purchase of treasury stock	-	-	-	-	(39,000)	(39,000)	-	(39,000)
Balance at September 30, 2023	3,459,888	33,000	2,339,000	(54,079,000)	(20,833,000)	(72,540,000)	(23,747,000)	(96,287,000)
Net Loss	-	-	-	(1,529,000)	-	(1,529,000)	(622,000)	(2,151,000)
Stock options expense	-	-	1,175,000	-	-	1,175,000	-	1,175,000
Purchase of treasury stock	-	-	-	-	(142,000)	(142,000)	-	(142,000)
Balance at December 31, 2023	3,459,888	$33,000	$3,514,000	$(55,608,000)	$(20,975,000)	$(73,036,000)	$(24,369,000)	$(97,405,000)

	Common Stock		Additional Paid-in	Accumulated	Treasury	InterGroup Shareholders’	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2022	3,459,888	$33,000	$3,277,000	$(46,116,000)	$(19,324,000)	$(62,130,000)	$(20,874,000)	$(83,004,000)
Net Loss	-	-	-	(199,000)	-	(199,000)	(2,000)	(201,000)
Investment in Portsmouth	-	-	(19,000)	-	-	(19,000)	14,000	(5,000)
Purchase of treasury stock	-	-	-	-	(872,000)	(872,000)	-	(872,000)
Balance at September 30, 2022	3,459,888	33,000	3,258,000	(46,315,000)	(20,196,000)	(63,220,000)	(20,862,000)	(84,082,000)
Net Income (Loss)	-	-	-	1,890,000	-	1,890,000	(323,000)	1,567,000
Investment in Portsmouth	-	-	(670,000)	-	-	(670,000)	509,000	(161,000)
Purchase of treasury stock	-	-	-	-	(370,000)	(370,000)	-	(370,000)
Balance at December 31, 2022	3,459,888	$33,000	$2,588,000	$(44,425,000)	$(20,566,000)	$(62,370,000)	$(20,676,000)	$(83,046,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the six months ended December 31,	2023	2022
Cash flows from operating activities:
Net (loss) income	$(3,773,000)	$1,366,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,084,000	2,631,000
Amortization of loan costs	181,000	177,000
Amortization of other notes payable	(283,000)	(283,000)
Gain on insurance recovery	-	(2,692,000)
Deferred taxes	(294,000)	-
Net unrealized loss (gain) on marketable securities	390,000	(2,096,000)
Stock compensation expense	1,175,000	-
Changes in operating assets and liabilities:
Investment in marketable securities	(1,408,000)	(8,944,000)
Other assets, net	(1,043,000)	(785,000)
Accounts payable and other liabilities - Hotel	269,000	2,422,000
Accounts payable and other liabilities	(370,000)	71,000
Due to securities broker	1,576,000	5,950,000
Obligations for securities sold	416,000	(326,000)
Net cash used in operating activities	(80,000)	(2,509,000)

Cash flows from investing activities:
Payments for hotel investments	(1,918,000)	(2,682,000)
Payments for real estate investments	(1,500,000)	(1,820,000)
Insurance proceeds for property damage claims	-	2,692,000
Payments for investment in Portsmouth	(22,000)	(166,000)
Net cash used in investing activities	(3,440,000)	(1,976,000)

Cash flows from financing activities:
Payments of mortgage, financed leases and other notes payable	(1,355,000)	(1,716,000)
Proceeds from refinance of mortgage notes payable	4,489,000	-
Purchase of treasury stock	(181,000)	(1,242,000)
Net cash provided by (used in) financing activities	2,953,000	(2,958,000)

Net decrease in cash, cash equivalents and restricted cash	(567,000)	(7,443,000)
Cash, cash equivalents and restricted cash at the beginning of the period	12,874,000	23,349,000
Cash, cash equivalents and restricted cash at the end of the period	$12,307,000	$15,906,000
Supplemental information:
Interest paid	$3,877,000	$3,528,000
Taxes paid	$30,000	$-

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements included herein have been prepared by The InterGroup Corporation (“InterGroup” or the “Company”), according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary for a fair statement of the financial position, cash flows and results of operations as of and for the periods indicated. It is suggested that these financial statements be read in conjunction with the audited financial statements of InterGroup and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. The December 31, 2023 Condensed Consolidated Balance Sheet was derived from the Consolidated Balance Sheet as included in the Company’s Form 10-K for the year ended June 30, 2023.

The unaudited condensed consolidated financial statements include the accounts of our wholly owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2024.

Effective February 19, 2021, the Company’s 83.7% owned subsidiary, Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF), was liquidated and all of its assets including its 68.8% interest in Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI) were distributed to its shareholders in exchange for their Santa Fe common stock. As of December 31, 2023, InterGroup owns approximately 75.7% of the outstanding common shares of Portsmouth and the Company’s President, Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth.

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

Prior to its dissolution effective December 23, 2021, Justice owned and operated a 544-room hotel property located at 750 Kearny Street, San Francisco, California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage through its subsidiaries Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”). Mezzanine was a wholly owned subsidiary of the Partnership; Operating is a wholly owned subsidiary of Mezzanine. Effective December 23, 2021, Portsmouth replaced Justice as the single member of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Portsmouth. In December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (“Hilton”) through January 31, 2030.

Aimbridge Hospitality (“Aimbridge”) manages the Hotel, along with its five-level parking garage, under certain Hotel management agreement (“HMA”) with Operating. The term of the management agreement is for an initial period of ten years commencing on the February 3, 2017 date and automatically renews for successive one (1) year periods, to not exceed five years in the aggregate, subject to certain conditions. Under the terms of the HMA, base management fee payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue. In addition to the base management fee, Aimbridge shall be entitled to an annual incentive fee for each fiscal year equal to ten percent (10%) of the amount by which Gross Operating Profit in the current fiscal year exceeds the previous fiscal year’s Gross Operating Profit.

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

There have been no material changes to the Company’s significant accounting policies during the six months ended December 31, 2023. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 for a summary of the significant accounting policies.

Reclassification

Certain line items on the statement of cash flows within the adjustments to reconcile net (loss) income to net cash used in operating activities for the six months ended December 31, 2023 have been reclassified to conform to the current period presentation. Net cash provided by (used in) operating, investing and financing activities did not change as a result of this reclassification.

Recently Issued and Adopted Accounting Pronouncements

As of December 31, 2023, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s condensed consolidated financial statements.

Going Concern

The financial statements of the Hotel have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 11 – Related Party and Other Financing Transactions, as of December 31, 2023, the outstanding balance consists of a senior mortgage loan and mezzanine loan totaling $106,503,000. Both loans matured on January 1, 2024, in addition, the Hotel has recurring losses and has an accumulated deficit of $109,853,000 which includes a $64,100,000 increase adjustment made in December 2013 as a result of the partnership redemption.

Due to these factors and the uncertainty around the Hotel’s ability to successfully refinance the debt on favorable terms in the current lending environment gives rise to substantial doubt about the Hotel’s ability to continue as a going concern for one year after the financial statement issuance date.

The Hotel has been exploring the possibility of refinancing its senior mortgage and mezzanine debt with potential lenders. Additionally, the Company has been in fluent communications with its current lenders since October 2023 exploring the possibility of a loan modification or extension to the existing debt with the current lenders, however, the Company may be unable to access further financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. On January 4, 2024, the Hotel was made aware of a notice of default (the “Notice”) issued by its senior loan special servicer LNR Partners, LLC to Justice Operating Company, LLC which is the wholly owned subsidiary of Portsmouth Square, Inc. The Notice states that the lender has rights as a result of such defaults, including, but not limited to, acceleration of the loans, foreclosure on collateral and other rights and remedies under the loan documents and otherwise available under the law. During the entire life of the outstanding debt, the Company has made all mortgage payments timely as of the date of maturity and as of December 31, 2023, there were no delinquent amounts due to the senior or mezzanine lenders.

In 2018-2019 major improvements to the Hotel were completed, such as the installation of a state-of-the-art high-speed internet Cisco Meraki system and updated all ethernet wiring with Cat6A and added the best available fiber to each guest room and common areas, added 55” and 65” Smart 4-K Samsung Televisions to all rooms and common areas, installed a new window-washing system and equipment, updated all computers and servers, and others. During 2021 and first part of calendar 2022, we took advantage of the slow periods to make certain capital improvements including resurfacing half of the hotel bathtubs that needed repair, refreshed meeting space and lobby paint and vinyl, replaced all bed frames and socks, and completed the carpet and wall covering corridor installation. In November 2022, we began our guestroom renovation and had completed approximately 352 guestrooms as of December 31, 2023. Hotel improvements are ongoing to remain competitive in this tough market and we anticipate completing the guestroom renovations by the end of May 2024. Once the Hotel completes its full renovation, management anticipates its high occupancy to continue and its average daily rates to increase as it completes the renovation.

The financial statements do not include any adjustments to the carrying amounts of assets, liabilities, and reported expenses that may be necessary if the Hotel were unable to continue as a going concern.

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel and real estate operations. However, the responses by federal, state, and local civil authorities have a material detrimental impact on our liquidity. For the six months ended December 31, 2023, our net cash flow used for operations was $80,000. We have cautiously re-established certain services at our Hotel but have continued to take steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets. As the hospitality and travel environment continues its recovery, Portsmouth will continue to evaluate what services it brings back. During the six months ended December 31, 2023, Portsmouth continued to make capital improvements to the hotel in the amount of $1,918,000 and anticipates continuing its guest room upgrade program during the remaining of fiscal year 2024. During the six months ended December 31, 2023 the Company made capital improvements in the amount of $2,682,000 to its multi-family and commercial real estate.

The Company had cash and cash equivalents of $9,371,000 and $5,960,000 as of December 31, 2023 and June 30, 2023, respectively. The Company had restricted cash of $2,936,000 and $6,914,000 as of December 31, 2023 and June 30, 2023, respectively. The Company had marketable securities, net of margin due to securities brokers, of $14,354,000 and $15,328,000 as of December 31, 2023 and June 30, 2023, respectively. These marketable securities are short-term investments and liquid in nature.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. As of June 30, 2023 the balance of the loan was $15,700,000 net of loan amortization costs of zero. Portsmouth agreed to a 0.5% loan extension and modification fee payable to InterGroup. During the six months ended December 31, 2023, Portsmouth borrowed an additional $2,500,000 to fund its hotel operations. As of December 31, 2023 the balance of the loan was $18,200,000 and Portsmouth has not made any paid-downs to its note payable to InterGroup. All material intercompany accounts and transactions have been eliminated in consolidation.

In December 2023, the Company obtained a second mortgage on its 358-unit apartment located in Las Colinas, Texas in the amount of $4,573,000. The term of the loan is approximately 7 years with interest rate at 7.60%. The loan matures in November 2031.

The Company’s known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance at all our properties.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel and our real estate properties. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. The objectives of our cash management policy are to increase existing leverage levels and the availability of liquidity, while minimizing operational costs. However, there can be no guarantee that management will be successful with its plan.

The following table provides a summary as of December 31, 2023, the Company’s material financial obligations which also includes interest payments.

		6 Months	Year	Year	Year	Year
	Total	2024	2025	2026	2027	2028	Thereafter
Mortgage and subordinated notes payable	$196,126,000	$107,102,000	$9,317,000	$1,162,000	$3,296,000	$1,770,000	$73,479,000
Other notes payable	2,671,000	283,000	567,000	567,000	463,000	317,000	474,000
Interest	28,007,000	3,586,000	3,259,000	2,752,000	2,645,000	2,648,000	13,117,000
Total	$226,804,000	$110,971,000	$13,143,000	$4,481,000	$6,404,000	$4,735,000	$87,070,000

NOTE 3 – REVENUE

Our revenue from real estate is primarily rental income from residential and commercial property leases which is recorded when due from residents and is recognized monthly as earned. The revenue recognition rules under ASC 606 specifically eliminates rental revenue from the accounting standard.

The following table present our Hotel revenue disaggregated by revenue streams:

For the three months ended December 31,	2023	2022
Hotel revenues:
Hotel rooms	$8,403,000	$8,250,000
Food and beverage	972,000	625,000
Garage	708,000	717,000
Other operating departments	142,000	300,000
Total hotel revenue	$10,225,000	$9,892,000

For the six months ended December 31,	2023	2022
Hotel revenues:
Hotel rooms	$17,964,000	$19,054,000
Food and beverage	1,599,000	1,160,000
Garage	1,533,000	1,539,000
Other operating departments	222,000	449,000
Total hotel revenue	$21,318,000	$22,202,000

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

Contract assets and liabilities

The Company does not have any material contract assets as of December 31, 2023 and June 30, 2023, other than trade and other receivables, net on our consolidated balance sheets. Our receivables are primarily the result of contracts with customers that were entered within the past 12 months, which are reduced by a reserve for estimated credit losses that reflects our estimate of amounts that will not be collected and amounted to $0 and $486,000 at December 31, 2023 and June 30, 2023, respectively.

Portsmouth records contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our consolidated balance sheets and had a balance of $290,000 at July 1, 2023. During the six months ended December 31, 2023 $203,000 was received in advance of guests and recorded as contract liabilities. The increase at December 31, 2023 was primarily driven by advance deposits received from customers for services to be performed after December 31, 2023. Contract liabilities at July 1, 2022 was $493,000. During the six months ended December 31, 2022, the entire $493,000 was recognized as revenues. Contract liabilities was $1,828,000 as of December 31, 2022.

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2023	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(1,397,000)	408,000
Furniture and equipment	39,329,000	(30,506,000)	8,823,000
Building and improvements	65,982,000	(37,426,000)	28,556,000
Investment in Hotel, net	$109,854,000	$(69,329,000)	$40,525,000

		Accumulated	Net Book
June 30, 2023	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(1,239,000)	566,000
Furniture and equipment	38,727,000	(29,682,000)	9,045,000
Building and improvements	64,665,000	(36,696,000)	27,969,000
Investment in Hotel, net	$107,935,000	$(67,617,000)	$40,318,000

Finance lease ROU assets, furniture and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years and amortized over the life of the lease. Building and improvements are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 15 to 39 years. Depreciation expense related to our investment in hotel for the six months ended December 31, 2023 and 2022 are $1,711,000 and $1,311,000, respectively.

NOTE 5 – INVESTMENT IN REAL ESTATE, NET

The Company’s investment in real estate includes sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved land located in Maui, Hawaii.

Investment in real estate consisted of the following:

As of	December 31, 2023	June 30, 2023
Land	$22,998,000	$22,998,000
Buildings, improvements and equipment	74,650,000	73,151,000
Accumulated depreciation	(51,394,000)	(50,022,000)
	46,254,000	46,127,000
Land held for development	1,930,000	1,930,000
Investment in real estate, net	$48,184,000	$48,057,000

Building, improvements, and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 5 to 40 years. During the six months ended December 31, 2023, the Company invested $1,500,000 in capitalized improvements. Depreciation expense related to our investment in real estate for the six months ended December 31, 2023 and 2022 are $1,373,000 and $1,320,000, respectively.

NOTE 6 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At December 31, 2023 and June 30, 2023, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments, along with the changes in amounts due to broker are included in earnings. Trading securities are summarized as follows:

Investment	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Fair Value
As of December 31, 2023
Corporate
Equities	$16,635,000	$3,339,000	$(611,000)	$2,728,000	$19,363,000
As of June 30, 2023
Corporate
Equities	$15,419,000	$3,713,000	$(787,000)	$2,926,000	$18,345,000

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net gains (losses) on marketable securities for the three and six months ended December 31, 2023 and 2022, respectively:

For the three months ended December 31,	2023	2022
Realized gain (loss) on marketable securities, net	$1,471,000	$(722,000)
Unrealized gain on marketable securities, net	289,000	2,106,000
Net gain on marketable securities	$1,760,000	$1,384,000

For the six months ended December 31,	2023	2022
Realized gain (loss) on marketable securities, net	$1,365,000	$(1,522,000)
Unrealized (loss) gain on marketable securities, net	(390,000)	2,096,000
Net gain on marketable securities	$975,000	$574,000

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

The assets and liabilities measured at fair value on a recurring basis are as follows:

As of	December 31, 2023	June 30, 2023
	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$5,279,000	$6,985,000
T-Notes	918,000	2,093,000
Financial services	2,086,000	1,865,000
Consumer defensive	1,304,000	-
Technology	1,683,000	2,779,000
Basic material	852,000	1,047,000
Healthcare	811,000	739,000
Consumer cyclical	1,636,000	1,689,000
Communication services	2,589,000	566,000
Industrial	672,000	485,000
Energy	715,000	-
Utilities	740,000	97,000
Other	78,000	-
Total	$19,363,000	$18,345,000

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

NOTE 8 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

As of	December 31, 2023	June 30, 2023
Cash and cash equivalents	$9,371,000	$5,960,000
Restricted cash	2,936,000	6,914,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$12,307,000	$12,874,000

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

On October 13, 2023, the Compensation Committee awarded 18,000 stock options to the Company’s Chief Operating Officer David C. Gonzalez, to purchase up to 18,000 shares of common stock. The exercise price of the options is $28.90 which was the fair market value of the Company’s Common Stock as reported on NASDAQ closing on October 12, 2023. The options expire in ten years from the date of grant. Pursuant to the time vesting requirements, the options vest over a period of three years, with 6,000 options vesting upon each on year anniversary of the date of grant.

On December 21, 2023, the Company extended the expiration date of the 133,195 stock options originally issued to John V. Winfield, CEO on December 26, 2013 with an exercise price of $18.65. The original expiration date was December 26, 2023 and is extended to December 26, 2029. As a result of extending Mr. Winfield’s options, the Company recorded stock option compensation cost of $1,175,000 in December 2023. The fair value of the modification was estimated using the Black Scholes pricing model, which takes into account immediately before and after the modification date the exercise price $18.65 per share and expected life of the stock option 0.01 and 6 years, the current price of the underlying stock and its expected volatility 8% and 53%, expected dividends 0% on the stock and the risk free interest rate 0.19% and 1.65% for the expected term of the stock option.

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

During the six months ended December 31, 2023 and 2022 the Company recorded $1,175,000 and $0, respectively, related to stock option compensation cost.

The following table summarizes the stock options activity from July 1, 2022 to December 31, 2023:

		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Oustanding at	July 1, 2022	251,195	$15.95	2.60 years	$6,628,000
Granted		-	-	-	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2023	251,195	$15.95	1.60 years	$4,957,000
Exercisable at	June 30, 2023	251,195	$15.95	1.60 years	$4,957,000
Vested at	June 30, 2023	251,195	$15.95	1.60 years	$4,957,000

Oustanding at	July 1, 2023	251,195	$15.95	1.60 years	$4,957,000
Granted		18,000	28.90	9.79 years	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	December 31, 2023	269,195	$18.02	4.98 years	$763,995
Exercisable at	December 31, 2023	269,195	$18.02	4.98 years	$763,995
Vested at	December 31, 2023	269,195	$18.02	4.98 years	$763,995

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

Information below represents reported segments for the three and six months ended December 31, 2023 and 2022. Segment income from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Loss from investments consists of net investment loss, dividend and interest income and investment related expenses.

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2023	Operations	Operations	Transactions	Corporate	Total
Revenues	$10,225,000	$4,096,000	$-	$-	$14,321,000
Segment operating expenses	(9,405,000)	(2,806,000)	-	(1,894,000)	(14,105,000)
Segment (loss) income	820,000	1,290,000	-	(1,894,000)	216,000
Interest expense - mortgage	(1,599,000)	(611,000)	-	-	(2,210,000)
Depreciation and amortization expense	(866,000)	(696,000)	-	-	(1,562,000)
Gain from investments	-	-	1,523,000	-	1,523,000
Income tax expense	-	-	-	(118,000)	(118,000)
Net (loss) income	$(1,645,000)	$(17,000)	$1,523,000	$(2,012,000)	$(2,151,000)
Total assets	$46,096,000	$48,184,000	$19,363,000	$10,543,000	$124,186,000

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2022	Operations	Operations	Transactions	Corporate	Total
Revenues	$9,892,000	$3,980,000	$-	$-	$13,872,000
Segment operating expenses	(8,726,000)	(2,672,000)	-	(975,000)	(12,373,000)
Segment (loss) income	1,166,000	1,308,000	-	(975,000)	1,499,000
Interest expense - mortgage	(1,655,000)	(505,000)	-	-	(2,160,000)
Depreciation and amortization expense	(660,000)	(642,000)	-	-	(1,302,000)
Gain on insurance recovery	-	2,692,000	-	-	2,692,000
Gain from investments	-	-	1,062,000	-	1,062,000
Income tax expense	-	-	-	(224,000)	(224,000)
Net (loss) income	$(1,149,000)	$2,853,000	$1,062,000	$(1,199,000)	$1,567,000
Total assets	$45,660,000	$48,525,000	$22,089,000	$16,025,000	$132,299,000

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2023	Operations	Operations	Transactions	Corporate	Total
Revenues	$21,318,000	$8,513,000	$-	$-	$29,831,000
Segment operating expenses	(18,686,000)	(5,162,000)	-	(2,649,000)	(26,497,000)
Segment (loss) income	2,632,000	3,351,000	-	(2,649,000)	3,334,000
Interest expense - mortgage	(3,205,000)	(1,256,000)	-	-	(4,461,000)
Depreciation and amortization expense	(1,711,000)	(1,373,000)	-	-	(3,084,000)
Gain from investments	-	-	542,000	-	542,000
Income tax expense	-	-	-	(104,000)	(104,000)
Net (loss) income	$(2,284,000)	$722,000	$542,000	$(2,753,000)	$(3,773,000)
Total assets	$46,096,000	$48,184,000	$19,363,000	$10,543,000	$124,186,000

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2022	Operations	Operations	Transactions	Corporate	Total
Revenues	$22,202,000	$8,058,000	$-	$-	$30,260,000
Segment operating expenses	(18,032,000)	(4,863,000)	-	(1,674,000)	(24,569,000)
Segment income (loss)	4,170,000	3,195,000	-	(1,674,000)	5,691,000
Interest expense - mortgage	(3,287,000)	(1,095,000)	-	-	(4,382,000)
Depreciation and amortization expense	(1,311,000)	(1,320,000)	-	-	(2,631,000)
Gain on insurance recovery	-	2,692,000	-	-	2,692,000
Gain from investments	-	-	162,000	-	162,000
Income tax expense	-	-	-	(166,000)	(166,000)
Net (loss) income	$(428,000)	$3,472,000	$162,000	$(1,840,000)	$1,366,000
Total assets	$45,660,000	$48,525,000	$22,089,000	$16,025,000	$132,299,000

NOTE 11 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of other notes payable as of December 31, 2023 and June 30, 2023, respectively.

As of	December 31, 2023	June 30, 2023
Note payable - Hilton	$1,900,000	$2,058,000
Note payable - Aimbridge	771,000	896,000
Total related party notes payable	$2,671,000	$2,954,000

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Company is still a Franchisee with Hilton.

On February 1, 2017, Operating entered into a HMA with Ambridge to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Ambridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. The unamortized portion of $771,000 and $896,000 of the key money is included in the other notes payable in the consolidated balance sheets as of December 31, 2023 and June 30, 2023, respectively.

Future minimum principal payments and amortizations for all other financing transactions are as follows:

For the year ending June 30,

2024 (6 months)	$283,000
2025	567,000
2026	567,000
2027	463,000
2028	317,000
Thereafter	474,000
$2,671,000

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The 10- year mortgage loan is secured by Portsmouth’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period through its maturity date of January 2024. Outstanding principal balance on the loan was $86,503,000 and $87,240,000 as of December 31, 2023 and June 30, 2023, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matures on January 1, 2024. Interest only payments are due monthly. In September 2023, Portsmouth entered into an agreement with Hart Advisors Group, LLC to assist in the negotiations of loan modifications with the senior and mezzanine lenders. The communications with the lenders have been fluent and all parties have been cooperative. The Company believes it will achieve loan forbearance or extensions but given the complexity of commercial mortgage-backed securities (CMBS loans), the process will take some time and there are no guaranties. On January 4, 2024, the Company was made aware of a notice of default (the “Notice”) issued by its senior loan special servicer LNR Partners, LLC to Justice Operating Company, LLC which is the wholly owned subsidiary of Portsmouth Square, Inc. The Notice states that the lender has rights as a result of such defaults, including, but not limited to, acceleration of the loans, foreclosure on collateral and other rights and remedies under the loan documents and otherwise available under the law. During the entire life of the outstanding debt, Portsmouth has made all mortgage payments timely as of the date of maturity and as of December 31, 2023, there were no delinquent amounts due to the senior or mezzanine lenders.

Effective May 11, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for Justice Investors limited partnership’s $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain certain net worth and liquidity. As of December 31, 2023, InterGroup is in compliance with both requirements. Operating has not been meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox by the Lender for all cash collected by the Hotel. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. As of June 30, 2023 the balance of the loan was $15,700,000 net of loan amortization costs of zero. Portsmouth agreed to a 0.5% loan extension and modification fee payable to InterGroup. During the six months ended December 31, 2023, Portsmouth borrowed an additional $2,500,000 to fund its hotel operations. As of December 31, 2023 the balance of the loan was $18,200,000 and Portsmouth has not made any paid-downs to its note payable to InterGroup. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Four of the Portsmouth directors serve as directors of InterGroup. The Company’s Chief Operating Officer was elected President of Portsmouth in May 2021. The Company’s director and Chairman of the Audit Committee, William J. Nance, serves as Comstock’s director and Chairman of the Audit and Finance, Compensation and Nominating and Governance Committees of Comstock.

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

NOTE 12 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of December 31, 2023 and June 30, 2023:

As of	December 31, 2023	June 30, 2023

Trade payable	$3,351,000	$3,240,000
Advance deposits	718,000	560,000
Property tax payable	58,000	617,000
Payroll and related accruals	3,157,000	2,918,000
Mortgage interest payable	775,000	214,000
Withholding and other taxes payable	1,202,000	1,204,000
Security deposit	915,000	925,000
Franchise fees	1,375,000	2,510,000
Management fees payable	2,189,000	1,683,000
Other	349,000	319,000
Total accounts payable and other liabilities	$14,089,000	$14,190,000

NOTE 13 – SUBSEQUENT EVENT

On January 4, 2024, the Company was made aware of a notice of default (the “Notice”) issued by the senior mortgage’s special servicer, LNR Partners, LLC, to Operating, which is a wholly owned subsidiary of Portsmouth Square, Inc. The Notice states that the lenders have rights as a result of such defaults, including, but not limited to, acceleration of the loans, foreclosure on collateral and other rights and remedies under the loan documents and otherwise available under the law. On January 10, 2024, the Company filed the required Form 8-K with the Securities and Exchange Commission. Portsmouth has made all debt service payments since the loans inception. Portsmouth continues to work with its senior and mezzanine leaders to reach an agreement on a loan forbearance or extension. While the outcome is uncertain, terms have been negotiated and are currently being reviewed for approval by the senior loan stakeholders and Portsmouth expects a response from the senior lenders in due course.

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

RESULTS OF OPERATIONS

As of December 31, 2023, the Company owned approximately 75.7% of the common shares of Portsmouth Square, Inc. The Company’s principal sources of revenue are revenues from the hotel owned by Portsmouth, rental income from its investments in multi-family and commercial real estate properties, and income received from investment of its cash and securities assets.

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

Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

The Company had net loss of $2,151,000 for the three months ended December 31, 2023 compared to net income of $1,567,000 for the three months ended December 31, 2022. The change is primarily attributed to a gain on insurance recovery of $2,692,000 in December 31, 2022.

Hotel Operations

The Company had net loss from Hotel operations of $1,645,000 for the three months ended December 31, 2023 compared to net loss of $1,149,000 for the three months ended December 31, 2022. The increase in loss is primarily attributable to the increase in operating expenses, offset by increased rooms and food and beverage revenues.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2023 and 2022:

For the three months ended December 31,	2023	2022
Hotel revenues:
Hotel rooms	$8,403,000	$8,250,000
Food and beverage	972,000	625,000
Garage	708,000	717,000
Other operating departments	142,000	300,000
Total hotel revenues	10,225,000	9,892,000
Operating expenses excluding depreciation and amortization	(9,405,000)	(8,726,000)
Operating income before gain on extinguishment of debt, interest expense, depreciation and amortization	820,000	1,166,000
Interest expense - mortgage	(1,599,000)	(1,655,000)
Depreciation and amortization expense	(866,000)	(660,000)
Net loss from Hotel operations	$(1,645,000)	$(1,149,000)

For the three months ended December 31, 2023, the Hotel had operating income of $820,000 before mortgage interest expense, depreciation, and amortization on total operating revenues of $10,225,000 compared to operating income of $1,166,000 before mortgage interest expense, depreciation and amortization on total operating revenues of $9,892,000 for the three months ended December 31, 2022.

For the three months ended December 31, 2023, room revenues increased by $153,000, food and beverage revenue increased by $347,000 and garage decreased by $9,000 compared to the three months ended December 31, 2022. Total operating expenses increased by $679,000 due to increase in union salaries and wages, room cost, food and beverage cost.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended December 31, 2023 and 2022:

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR
2023	$207	81%	$168
2022	$199	82%	$164

The Hotel’s revenues increased by 3% this quarter as compared to the previous comparable quarter. Average daily rate increased by $8, average occupancy decreased by 1%, and RevPAR increased by $4 for the three months ended December 31, 2023 compared to the three months ended December 31, 2022.

Real Estate Operations

Revenue from real estate operations increased to $4,096,000 for the three months ended December 31, 2023 from $3,980,000 for the three months ended December 31, 2022 primarily due to decrease in vacancy at its Missouri property which is rebranding and was undergoing renovation. Real estate operating expenses increased to $2,806,000 from $2,672,000 year over year primarily due to increased insurance expense, repairs and maintenance. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net gain on marketable securities of $1,760,000 for the three months ended December 31, 2023 compared to a net gain on marketable securities of $1,384,000 for the three months ended December 31, 2022. For the three months ended December 31, 2023, the Company had a net realized gain of $1,471,000 and a net unrealized gain of $289,000. For the three months ended December 31, 2022, the Company had a net realized loss of $722,000 and a net unrealized gain of $2,106,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

Six Months Ended December 31, 2023 Compared to Six Months Ended December 31, 2022

The Company had net loss of $3,773,000 for the six months ended December 31, 2023 compared to net income of $1,366,000 for the six months ended December 31, 2022. The change is primarily attributable to the decrease in Hotel revenue and by the increase in hotel operating expenses during the current period. Additionally, the Company recorded a gain on insurance recovery of $2,692,000.

Hotel Operations

The Company had net loss from Hotel operations of $2,284,000 for the six months ended December 31, 2023 compared to net loss of $428,000 for the six months ended December 31, 2022. The increase in loss is primarily attributable to the decrease in rooms revenue and an by increase in operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2023 and 2022:

For the six months ended December 31,	2023	2022
Hotel revenues:
Hotel rooms	$17,964,000	$19,053,000
Food and beverage	1,599,000	1,160,000
Garage	1,533,000	1,539,000
Other operating departments	222,000	450,000
Total hotel revenues	21,318,000	22,202,000
Operating expenses excluding depreciation and amortization	(18,686,000)	(18,032,000)
Operating income before interest expense, depreciation and amortization	2,632,000	4,170,000
Interest expense - mortgage	(3,205,000)	(3,287,000)
Depreciation and amortization expense	(1,711,000)	(1,311,000)
Net loss from Hotel operations	$(2,284,000)	$(428,000)

For the six months ended December 31, 2023, the Hotel had operating income of $2,632,000 before interest expense, depreciation, and amortization on total operating revenues of $21,318,000 compared to operating income of $4,170,000 before interest expense, depreciation, and amortization on total operating revenues of $22,202,000 for the six months ended December 31, 2022. For the six months ended December 31, 2023, room revenues decreased by $1,089,000, food and beverage revenue increased by $439,000, and garage revenue decreased by $6,000, compared to the six months ended December 31, 2022. Total operating expenses increased by $654,000 due to increase in room costs, food and beverage costs, and salaries and wages.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the six months ended December 31, 2023 and 2022.

Six Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR
2023	$212	84%	$180
2022	$215	88%	$190

The Hotel’s revenues decreased by 4% for the six months ended December 31, 2023 as compared to the six months ended December 31, 2022. Average daily rate decreased by $3, average occupancy decreased by 4%, and RevPAR decreased by $10 for the six months ended December 31, 2023 compared to the six months ended December 31, 2022.

Real Estate Operations

Revenue from real estate operations increased to $8,513,000 for the six months ended December 31, 2023 from $8,058,000 for the six months ended December 31, 2022. Real estate operating expenses increased to $5,162,000 from $4,863,000 year over year primarily due to increased insurance expense, turn-over expenses, and maintenance and repair expenses. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net gain on marketable securities of $975,000 for the six months ended December 31, 2023 compared to a net gain on marketable securities of $574,000 for the six months ended December 31, 2022. For the six months ended December 31, 2023, the Company had a net realized gain of $1,365,000 and a net unrealized loss of $390,000. For the six months ended December 31, 2022, the Company had a net realized loss of $1,522,000 and a net unrealized gain of $2,096,000.

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

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of December 31, 2023 and June 30, 2023 by selected industry groups:

		% of Total
As of December 31, 2023		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$5,279,000	27%
Communication services	2,589,000	13%
Financial services	2,086,000	11%
Technology	1,683,000	9%
Consumer cyclical	1,636,000	8%
Consumer defensive	1,304,000	7%
T-Notes	918,000	5%
Basic material	852,000	4%
Healthcare	811,000	4%
Utilities	740,000	4%
Energy	715,000	4%
Industrial	672,000	4%
Other	78,000	0%
	$19,363,000	100%

		% of Total
As of June 30, 2023		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$6,985,000	38%
Technology	2,779,000	15%
T-Notes	2,093,000	11%
Financial services	1,865,000	10%
Consumer cyclical	1,689,000	9%
Basic materials	1,047,000	6%
Healthcare	739,000	4%
Communication services	566,000	3%
Industrials	485,000	3%
Utilities	97,000	1%
	$18,345,000	100%

As of December 31, 2023, the Company’s investment portfolio is diversified with 99 different equity positions. The Company held one equity securities that are more than 10% of the equity value of the portfolio each. The largest security position represents 14% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NYSE: ARL) which is included in the REITs and real estate companies services industry group.

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

The following table shows the net gain (loss) on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended December 31,	2023	2022

Net gain on marketable securities	$1,760,000	$1,384,000
Dividend and interest income	144,000	122,000
Margin interest expense	(54,000)	(232,000)
Trading and management expenses	(327,000)	(212,000)
Net gain from investment transactions	$1,523,000	$1,062,000

For the six months ended December 31,	2023	2022

Net gain on marketable securities	$975,000	$574,000
Dividend and interest income	270,000	297,000
Margin interest expense	(67,000)	(385,000)
Trading and management expenses	(636,000)	(324,000)
Net gain from investment transactions	$542,000	$162,000

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash and cash equivalents of $9,371,000 and $5,960,000 as of December 31, 2023 and June 30, 2023, respectively. The Company had restricted cash of $2,936,000 and $6,914,000 as of December 31, 2022 and June 30, 2023, respectively. The Company had marketable securities, net of margin due to securities brokers, of $14,354,000 and $15,328,000 as of December 31, 2023 and June 30, 2023, respectively. These marketable securities are short-term investments and liquid in nature.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. As of June 30, 2023 the balance of the loan was $15,700,000 net of loan amortization costs of zero. Portsmouth agreed to a 0.5% loan extension and modification fee payable to InterGroup. During the six months ended December 31, 2023, Portsmouth borrowed an additional $2,500,000 to fund its hotel operations. As of December 31, 2023 the balance of the loan was $18,200,000 and Portsmouth has not made any paid-downs to its note payable to InterGroup. All material intercompany accounts and transactions have been eliminated in consolidation.

In December 2023, the Company obtained a second mortgage on its 358-unit apartment located in Las Colinas, Texas in the amount of $4,573,000. The term of the loan is approximately 7 years with interest rate at 7.60%. The loan matures in November 2031.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating and other expenditures, including management and franchise fees, corporate expenses, payroll and related costs, taxes, interest and principal payments on our outstanding indebtedness, and repairs and maintenance of the Hotel.

Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities and capital improvements of the Hotel and our real estate properties. We will continue to finance our business activities primarily with existing cash, including from the activities described above, and cash generated from our operations. The objectives of our cash management policy are to increase existing leverage levels and the availability of liquidity, while minimizing operational costs. However, there can be no guarantee that management will be successful with its plan.

Going Concern

The financial statements of the Hotel have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 11 – Related Party and Other Financing Transactions, as of December 31, 2023, the outstanding balance consists of a senior mortgage loan and mezzanine loan totaling $106,503,000. Both loans matured on January 1, 2024, in addition, the Hotel has recurring losses and has an accumulated deficit of $109,853,000 which includes a $64,100,000 increase adjustment made in December 2013 as a result of the partnership redemption.

Due to these factors and the uncertainty around the Hotel’s ability to successfully refinance the debt on favorable terms in the current lending environment gives rise to substantial doubt about the Hotel’s ability to continue as a going concern for one year after the financial statement issuance date.

The Hotel has been exploring the possibility of refinancing its senior mortgage and mezzanine debt with potential lenders. Additionally, the Company has been in fluent communications with its current lenders since October 2023 exploring the possibility of a loan modification or extension to the existing debt with the current lenders, however, the Company may be unable to access further financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. On January 4, 2024, the Hotel was made aware of a notice of default (the “Notice”) issued by its senior loan special servicer LNR Partners, LLC to Justice Operating Company, LLC which is the wholly owned subsidiary of Portsmouth Square, Inc. The Notice states that the lender has rights as a result of such defaults, including, but not limited to, acceleration of the loans, foreclosure on collateral and other rights and remedies under the loan documents and otherwise available under the law. During the entire life of the outstanding debt, the Company has made all mortgage payments timely as of the date of maturity and as of December 31, 2023, there were no delinquent amounts due to the senior or mezzanine lenders.

In 2018-2019 major improvements to the Hotel were completed, such as the installation of a state-of-the-art high-speed internet Cisco Meraki system and updated all ethernet wiring with Cat6A and added the best available fiber to each guest room and common areas, added 55” and 65” Smart 4-K Samsung Televisions to all rooms and common areas, installed a new window-washing system and equipment, updated all computers and servers, and others. During 2021 and first part of calendar 2022, we took advantage of the slow periods to make certain capital improvements including resurfacing half of the hotel bathtubs that needed repair, refreshed meeting space and lobby paint and vinyl, replaced all bed frames and socks, and completed the carpet and wall covering corridor installation. In November 2022, we began our guestroom renovation and had completed approximately 352 guestrooms as of December 31, 2023. Hotel improvements are ongoing to remain competitive in this tough market and we anticipate completing the guestroom renovations by the end of May 2024. Once the Hotel completes its full renovation, management anticipates its high occupancy to continue and its average daily rates to increase as it completes the renovation.

The financial statements do not include any adjustments to the carrying amounts of assets, liabilities, and reported expenses that may be necessary if the Hotel were unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of December 31, 2023, the Company’s material financial obligations which also includes interest payments.

		6 Months	Year	Year	Year	Year
	Total	2024	2025	2026	2027	2028	Thereafter
Mortgage and subordinated notes payable	$196,126,000	$107,102,000	$9,317,000	$1,162,000	$3,296,000	$1,770,000	$73,479,000
Other notes payable	2,671,000	283,000	567,000	567,000	463,000	317,000	474,000
Interest	28,007,000	3,586,000	3,259,000	2,752,000	2,645,000	2,648,000	13,117,000
Total	$226,804,000	$110,971,000	$13,143,000	$4,481,000	$6,404,000	$4,735,000	$87,070,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the six months ended December 31, 2023.

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

The Company and its subsidiary Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit during the three months ended December 31, 2023 and 2022 represents primarily the combined income tax effect of Portsmouth’s pretax loss which includes the net loss from the Hotel and the pre-tax loss from InterGroup (standalone). InterGroup and Portsmouth file their respective income tax returns on a calendar year basis.

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

HOTEL ASSETS AND DEFINITE-LIVED INTANGIBLE ASSETS

We evaluate property and equipment, and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted cash flows of the assets. We use judgment to determine whether indications of impairment exist and consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable. Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. There were no indicators of impairment on its hotel investments or intangible assets and accordingly no impairment losses recorded during the six months ended December 31, 2023 and 2022, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for the deferred tax asset valuation allowance and stock-based compensation was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As stated in the Company’s Form 10-K for year ended June 30, 2023, we identified a material weakness in internal controls over financial reporting related to our accounting for the deferred tax asset valuation allowance was not effectively designed or maintained. We hired a new tax provision to perform detailed analysis moving forward. The Company has taken steps to remediate the material weakness and improve its internal controls over financial reporting during the last quarterly period covered by this Form 10-Q.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Portsmouth Square, Inc. (the “Company”), through its operating company Justice Operating Company, LLC, a Delaware limited liability company (“Justice”), is the owner of the real property located at 750 Kearny Street in San Francisco, currently improved with a 27 – story building which houses a Hilton Hotel (the “Property”). The Property was purchased and improved by predecessor entities pursuant to a series of agreements with the City and County of San Francisco (the “City”) in the early 1970’s. The terms of the agreements and subsequent approvals and permits included a condition by which the Company’s predecessors were required to construct an ornamental overhead pedestrian bridge across Kearny Street, connecting the Property to a nearby City park and underground parking garage known as Portsmouth Square (the “Bridge”). Included in the approval process was the City’s issuance of a Major Encroachment Permit (“Permit”) allowing the Bridge to span over Kearney Street. As of May 24, 2022, the City has purported to revoke the Permit and on June 13, 2022, directed Justice to submit a general bridge removal and restoration plan (the “Plan”) at its expense. Justice disputes the legality of the purported revocation of the Permit. Justice further disputes the existence of any legal or contractual obligation to remove the Bridge at its expense. In particular, representatives of the Company and Justice participated in meetings with the City on and at various times after August 1, 2019, to discuss a collaborative process for the possible removal of the Bridge. Until the purported revocation of the Permit in 2022, the City representatives repeatedly and consistently promised and agreed that the City will pay for the associated costs of any Bridge removal. Nevertheless, without waiving any rights, in an effort to understand all of the available options, and to provide a response to the City’s directives, Justice has engaged a Project Manager, a structural engineering firm and an architect to advise on the development of a Plan for the Bridge removal, as well as the reconstruction of the front of the Hilton Hotel. In that regard, the Company and Justice have been working cooperatively with the City on the potential process for removal of the Bridge and its related physical encroachments, including obtaining regulatory approvals and necessary permits. A final Plan is currently not expected to be completed until early 2024, and permits are unlikely to be obtained until late 2024 at the earliest. Justice is currently in discussion with the City regarding both the process and financial responsibility for the implementation of the Plan and reconstruction of the impacted portions of the Hotel. Those discussions are expected to continue through the first calendar quarter of 2024.

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

THE INTERGROUP CORPORATION
(Registrant)

Date:	February 16, 2024	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	February 16, 2024	by	/s/ Ann Marie Blair
Ann Marie Blair
Treasurer and Controller
Principal Financial Officer

- 32 -