Form 10-K
period 2024-06-30
INTERGROUP CORP
filed 2024-10-01
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of December 31, 2023, the last day of the registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $12,580,000 (based upon the closing sale price of the common stock on that date on The NASDAQ Stock Market LLC).

The number of shares outstanding of registrant’s Common Stock, as of September 30, 2024 was 2,178,955.

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

Other factors that may cause actual results to differ materially from current expectations include, but are not limited to:

●	risks associated with the lodging industry, including competition, increases in wages, labor relations, energy and fuel costs, actual and threatened pandemics, actual and threatened terrorist attacks, and downturns in domestic and international economic and market conditions, particularly in the San Francisco Bay area;

●	risks associated with the real estate industry, including changes in real estate and zoning laws or regulations, increases in real property taxes, rising insurance premiums, costs of compliance with environmental laws and other governmental regulations;

●	the availability and terms of financing and capital and the general volatility of securities markets;

●	increases in interest rates;

●	changes in the competitive environment in the hotel industry;

●	economic volatility and potential recessive trends;

●	risks related to natural disasters;

●	hyperinflation;

●	litigation; and

●	other risk factors discussed below in this Report.

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

As of June 30, 2024, InterGroup owns approximately 75.7% of the outstanding common shares of Portsmouth. As of June 30, 2024, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth. The Company’s Chief Operating Officer, David Gonzalez was elected President of Portsmouth in May 2021.

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

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States but are concentrated in Texas and the County of Los Angeles, California. The Company also has an investment in unimproved real property. As of June 30, 2024, all the Company’s operating real estate properties are managed in-house.

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

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

The Partnership entered into a Franchise License Agreement (the “License Agreement”) with the HLT Existing Franchise Holding LLC (“Hilton”) on December 10, 2004. The term of the License Agreement was for an initial period of fifteen years commencing on the date the Hotel began operating as a Hilton hotel, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, Operating and Hilton entered into an amended franchise agreement that, among other things, extended the License Agreement through January 2030, and provided the Partnership with certain key money cash incentives to be earned through January 2030.

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

For the fiscal years ended June 30, 2024 and 2023, hotel management fees were $706,000 and $711,000, and incentive fees of $0 and $505,000, respectively, offset by key money amortization of $250,000 for both years and are included in Hotel operating expenses in the consolidated statements of operations. However, the Company is currently in discussions with Aimbridge regarding a dispute in connection with the validity of the incentive fees as they relate directly to the Covid pandemic. As part of the Hotel management agreement, Aimbridge, through the Company’s wholly owned subsidiary, Kearny Street Parking LLC, manages the parking garage in-house.

CHINESE CULTURE FOUNDATION LEASE

In November 1967, Justice entered into a 50-year nominal rent lease (the “Lease”) with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third-floor space of the Hotel commonly known as the Chinese Culture Center, which the Foundation had the right to occupy pursuant to the Lease. Among other requirements, the Lease was a condition imposed by the City of San Francisco upon Justice, in order to convey the real estate where the Hotel would be built.

On March 15, 2005, the Hotel and the Foundation entered an amended lease. The amended lease, among other things, requires the Hotel to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. As of June 30, 2024, the monthly event space fee is $7,000. The term of the amended lease expired on October 17, 2023, with an automatic extension for another 10-year term if the property continues to be operated as a hotel. Subject to certain conditions as set forth in the amended lease, the Foundation is entitled to reserve for a maximum of 75 days per calendar year for use of the event space. If the Hotel needs the event space during one of the dates previously reserved by the Foundation, the Hotel shall pay the Foundation $4,000 per day for using the event space. During the fiscal years ended June 30, 2024 and 2023, the Hotel paid the Foundation $8,000 and $20,000 for such fees, respectively.

SALES AND REFINANCING OF REAL ESTATE PROPERTIES

On May 31, 2023, the Company refinanced its $4,823,000 mortgage note payable on its 264-unit apartment complex in St Louis, Missouri and obtained a new two-year mortgage for $5,360,000. The Company deposited the existing cash in escrow for Capital Expenditure Reserve of $616,000 and $244,000 in Additional Reserve for taxes and insurance. The mortgage has a floating monthly rate of 30-day SOFR (capped at 5.5%) plus SOFR margin of 3.10% interest-only payments are due for the 12 months and $5,500 principal paydowns commencing in June 2024. The mortgage loan matures in May 2025.

On December 15, 2023, the Company obtained a second mortgage note payable in the amount of $4,573,000 on its 358-unit apartment complex in Las Colinas, Texas. The term of the loan is approximately 7 years with an interest rate of 7.60%. The mortgage loan matures in November 2031.

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel and real estate operations, the Company also invests from time to time in income producing instruments, corporate debt and equity securities, publicly traded investment funds, mortgage-backed securities, securities issued by REITs and other companies which invest primarily in real estate.

The Company’s securities investments are made under the supervision of an Executive Strategic Real Estate and Securities Investment Committee of the Board of Directors (the “Committee”). The Committee currently has four members and is chaired by the Company’s Chairman of the Board and President, John V. Winfield. The Committee has delegated authority to manage the portfolio to the Company’s Chairman and President together with such assistants and management committees he may engage. The Committee generally follows certain established investment guidelines for the Company’s investments. These guidelines presently include: (i) corporate equity securities should be listed on the New York Stock Exchange (NYSE), NYSE MKT, NYSE Arca or the Nasdaq Stock Market (NASDAQ); (ii) the issuer of the listed securities should be in compliance with the listing standards of the applicable national securities exchange; and (iii) investment in a particular issuer should not exceed 10% of the market value of the total portfolio. The investment guidelines do not require the Company to divest itself of investments, which initially meet these guidelines but subsequently fail to meet one or more of the investment criteria. The Committee has in the past approved non-conforming investments and may in the future approve non-conforming investments. The Committee may modify these guidelines from time to time.

The Company may also invest, with the approval of the Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s consolidated balance sheets as part of Other Assets, net and reviewed for impairment on a periodic basis.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2024 and 2023, the Company had obligations for securities sold (equities short) of $188,000 and $1,416,000, respectively.

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky, and the market values of the portfolio may be subject to large fluctuations. Margin balances due as of June 30, 2024 and 2023 were $0 and $1,601,000, respectively.

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

Further information with respect to investment in marketable securities and other investments of the Company is set forth in Management Discussion and Analysis of Financial Condition and Results of Operations section and Note 6 of the Notes to Consolidated Financial Statements.

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

COMPETITION

The Hotel has successfully completed its full guest-rooms renovation over the last 2 years along with public space, fitness center, corridors, and meeting space. With newly renovated rooms in its Competitive Set of hotels (“CompSet”) and will allow the hotel to continue to drive rate and grow RevPAR over the market and its CompSet. The hotel recently received its annual Quality Assurance inspection from Hilton and received the highest score at least in the hotel’s last decade at 94.45% which is an “Outstanding” ranking by Hilton. Even during the renovation that took out between 2-4 floors or 50-100 guest rooms of inventory at a time, the Hotel maintained an index of over 100%. At the end of the renovation in June 2024, the Hotel’s trailing 12-month index was 109.6%. During the fiscal year ending June 30, 2024, the Hotel’s CompSet achieved a RevPAR of $161.47 while the Hotel had a RevPAR of $176.99. An excellent achievement for our property while it had roughly 13%-18% of its inventory unavailable over this time period. Since the completion of the renovation, the Hotel has increased its lead in RevPAR on the CompSet dramatically. In the two months since completing the renovation, the Hotel has achieved an average RevPAR index of over 150% for both months. While the CompSet has lost over 15% RevPAR; in these two months, the Hotel has grown over 15% in this metric.

The Hotel’s location in the San Francisco Financial District historically had provided greater opportunities over its competitors when it comes to developing relationships with the Financial District entities and the customers who regularly do business in the downtown area. With business travel slowly returning to San Francisco for the time, we are competing with hotels in more tourist attracting locations and amenities for the leisure traveler. The ability to capitalize on the strong midweek demand of the individual business traveler to the Financial District has been the focus during the timeframe of strong growth in the market. The shift to attracting leisure travel has pushed the Hotel to price aggressively to lure competition from the more tourist locations in the city. We are optimistic to see business travel and self-contained groups trending positively.

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

EMPLOYEES

As of June 30, 2024, the Company’s corporate office and multifamily operations had 28 employees. Effective August 2014, the Company entered into a client service agreement with Automatic Data Processing (“ADP”), a professional employer organization serving as an off-site, full-service human resource department for its employees. ADP personnel management services are delivered by entering into a co-employment relationship with the Company’s employees. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

The hotel operations had 187 employees as of June 30, 2024. On February 3, 2017, Aimbridge assumed all labor union agreements as agent for Hotel and Justice, and Justice provides all funding for all payroll and related costs. As of June 30, 2024, approximately 90% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which Aimbridge was a party to as agent for Hotel and Justice. CBA for Local 2 (Hotel and Restaurant Employees) expired on August 13, 2024, and is currently under negotiations. CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2024. CBA for Local 39 (Stationary Engineers) will expire in July 2030.

Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for Hotel and Aimbridge. The Hotel expects and anticipates that the terms of conditions of CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of each CBA and incorporates these principles into its operating and budgetary practices.

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

Other information about the Company can be found on its website www.intergroupcorporation.com. Reference in this document to that website address does not constitute incorporation by reference of the information contained on the website.

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

The debt agreements that govern our outstanding indebtedness due January 2025 could result in our being required to repay these borrowings on their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, the Hotel financial condition and results of operations could be adversely affected.

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

The Company’s President, Chief Executive Officer, and Chairman of the Board of Directors, John V. Winfield is a 69.4% beneficial shareholder of the Company. Because of this concentrated stock ownership, Mr. Winfield will be able to significantly influence the election of the Company’s board of directors and all other decisions on all matters requiring shareholder approval. As a result, the ability of other shareholders to determine the management and policies of the Company is significantly limited. The interests of the Company’s largest shareholder may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. This level of control may also have an adverse impact on the market value of our shares because our largest shareholder may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell enough shares to significantly decrease our price per share.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company maintains cyber risk management designed to preserve the security of data and technology infrastructure. On annual basis we conduct assessments to identify cyber risks and have developed plans on how to address any such risks for remediation of vulnerabilities.

Risk management and strategy

We engage and implement risk management strategies for identification and management of material risks rising from cybersecurity threats and alerts. Our method involves a systematic evaluation of all potential threats reported and discovered, vulnerabilities, and their possible impacts on the Company’s operations, data, and systems health. Our cybersecurity risk management strategy includes:

●	Identify the risk to our environment;

●	IT to identify and resolve the threat;

●	monthly cybersecurity training to our staff; and

●	cybersecurity incident response plan.

Management and Board Oversight

Management team is responsible for the oversight and administration of cyber security protocols. Our management team relies on our third-party providers on administrating cybersecurity assessments to identify, manage, mitigate, and respond to cybersecurity threats. Management updates the Board as necessary, regarding any significant cybersecurity occurrences.

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

The Mortgage Loan is secured by Portsmouth’s principal asset, the Hotel. The Mortgage Loan bears an interest rate of 5.275% per annum and matures in January 2024. The term of the loan is ten years with interest only due in the first three years and principal and interest payments to be made during the remaining seven years of the loan based on a thirty-year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance, and FF&E reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by Portsmouth in favor of the Mortgage Lender. On April 29, 2024, U.S. Bank National Association and other lenders (“Lender”) entered into a Forbearance Agreement (the “Mortgage Loan Forbearance Agreement”), all capitalized terms are used in this paragraph as defined in this agreement with Operating. Assuming no Termination Event occurs, Lender agrees to not take any action with respect to the loan facility set forth therein prior to January 1, 2025. During the Forbearance Period, Operating shall make all regularly scheduled payments to the Lender. The Mortgage Loan Forbearance Agreement also contains amended terms as to financial covenants and a 10% principal paydown in the amount of $8,589,706.44 to be applied by the Lender upon execution of the Mortgage Loan Forbearance Agreement. Retroactive to January 1, 2024, Operating is required to accrue an additional 4% default interest, due and payable to Lender at the new maturity or loan prepayment. In addition, Operating paid 1% forbearance fee or $858,971 to Lender upon execution of the Forbearance Agreement.

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

In order to refinance the Hotel’s aforementioned debt, in May 2024, the Company entered into a financing procurement agreement with a global provider of financial advisory services to real estate owners. The Company will endeavor to refinance the aforementioned loans prior to their new maturity.

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance, or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer, or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership was required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for the $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2024 and 2023, InterGroup is in compliance with both requirements. Justice Operating Company, LLC is not meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox and cash sweep by the Lender for all cash collected by the Hotel, and under certain terms, would allow the Lender to request Operating to replace its hotel management company. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR. Justice has not missed any of its debt service payments and does not anticipate missing any debt obligations up to their maturity.

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

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. In March 2024, Portsmouth and InterGroup entered in a loan modification agreement which increased Portsmouth’s borrowing amount to $30,000,000. Portsmouth agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. During the fiscal year ending June 30, 2024 and 2023, InterGroup advanced to the Hotel $10,793,000 and $1,500,000, respectively, to fund its hotel operations. As of June 30, 2024 and 2023, the amounts due to InterGroup were $26,493,000 and $15,700,000, respectively. Portsmouth has not made any paid-downs to its note payable to InterGroup.

RENTAL PROPERTIES

As June 30, 2024, the Company’s investment in real estate consisted of twenty properties located throughout the United States, with a concentration in Texas and Los Angeles County, California. These properties include sixteen apartment complexes, three single-family houses as strategic investments and one commercial real estate property. All properties are operating properties. In addition to the properties, the Company owns approximately 2 acres of unimproved land in Maui, Hawaii. As of June 30, 2024, all the Company’s operating real estate properties are managed in-house.

Description of Properties

Las Colinas, Texas. The Las Colinas property is a waterfront apartment community along Beaver Creek that was developed in 1993 with 358 units on approximately 15.6 acres of land. The Company acquired the complex on April 30, 2004 for approximately $27,145,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. Real estate property taxes for the year ended June 30, 2024 were approximately $1,083,000. In October 2021, the Company refinanced its 3.73% existing $15,900,000 mortgage note payable on the property and generated net proceeds of $12,938,000. The outstanding mortgage balance was $28,800,000 as of June 30, 2024. The annual interest rate on the mortgage is fixed at 2.95% for ten years with interest-only payments for the first five years and 30-year amortization thereafter. The mortgage loan matures in November 2031. In December 2023, the Company obtained a second mortgage on its 358-unit apartment located in Las Colinas, Texas in the amount of $4,573,000. The term of the loan is approximately 7 years with interest rate at 7.60%. The loan matures in November 2031.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2024 were approximately $290,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In April 2020, the Company refinanced its 3.51% and 4.51% existing $8,737,000 and $2,512,000 mortgages and generated net proceeds of $6,814,000. The outstanding mortgage balance was approximately $16,807,000 at June 30, 2024 with a fixed interest rate of 3.17% per annum and the maturity date of the new mortgage is May 1, 2030.

St. Louis, Missouri. The St. Louis property is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2024, real estate property taxes were approximately $150,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. On May 31, 2023, the Company refinanced its $4,823,000 mortgage with a new two-year $5,360,000 mortgage. Interest-only payments are due monthly and commencing on June 10, 2024, the Company will be required to make equal monthly principal installments of $5,500 up to the loan maturity of May 31, 2025. The outstanding mortgage balance was approximately $5,355,000 as of June 30, 2024. The floating interest rate is based on the one month term SOFR plus 310 bps floating with a SOFR cap of 5.5%. The interest rate of the greater of (a) the Prime Rate for such day and (b) the Federal Funds Rate for plus 0.50%. 5.5% per annum for two years with interest-only payments for the first year. The maturity date of the mortgage is May 31, 2025.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2024, real estate property taxes were approximately $64,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,834,000 as of June 30, 2024 with a fixed interest rate of 3.875% per annum and the maturity date of the mortgage is April 1, 2025.

Los Angeles, California. The Company owns one commercial property, twelve apartment complexes, and three single-family houses in the general area of County of Los Angeles, California (“Los Angeles”).

The Company’s Los Angeles commercial property is a 5,503 square foot, two story building that served as the Company’s corporate offices until it was leased out, effective October 1, 2009 and the Company leased a new space for its corporate office. The Company acquired the building on March 4, 1999 for $1,876,000. Property taxes for the year ended June 30, 2024 were approximately $34,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. As of June 30, 2024, this property was not encumbered by a mortgage.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30, 2024, real estate property taxes were approximately $25,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,919,000 as of June 30, 2024 with a fixed interest rate of 3.59% per annum and the maturity date of the mortgage is June 23, 2026.

The second Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2024, real estate property taxes were approximately $40,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In January 2021, the Company refinanced its 5.89% existing $1,597,000 mortgage and generated net proceeds of $1,057,000. The outstanding new mortgage balance was approximately $2,585,000 at June 30, 2024 with a fixed interest rate of 3.05% per annum and the maturity date of the new mortgage is February 1, 2031.

The third Los Angeles apartment complex is a 10,500 square foot apartment with 9 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2023, real estate property taxes were approximately $32,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In November 2020, the Company refinanced its 5.89% existing $1,088,000 mortgage and generated net proceeds of $798,000. The outstanding new mortgage balance was approximately $1,848,000 as of June 30, 2024 with a fixed interest rate of 3.05% per annum and the maturity date of the new mortgage is December 1, 2030.

The fourth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2024, real estate property taxes were approximately $129,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In October 2020, the Company refinanced its 4.85% existing $4,800,000 mortgage and generated net proceeds of $3,529,000. The outstanding new mortgage balance was approximately $8,102,000 at June 30, 2024 with a fixed interest rate of 2.52% per annum and the maturity date of the new mortgage is November 1, 2030. The new mortgage requires interest-only payments for the first two years and will amortize over 30 years thereafter.

The fifth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2024, real estate property taxes were approximately $82,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. On June 30, 2022, the Company refinanced its 5.97%, $5,283,000 mortgage note payable on this property and obtained a new mortgage note payable for $5,850,000. The Company received net proceeds of $584,000 because of the refinance. The outstanding new mortgage balance was approximately $5,662,000 at June 30, 2024 with a fixed annual interest rate on the new mortgage at 4.40% for the first five years and 5.44% thereafter. The mortgage loan matures in July 2052.

The sixth Los Angeles apartment complex is a 3,000 square foot apartment with 4 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2024, real estate property taxes were approximately $18,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In July 2021, the Company refinanced its 3.75% existing $323,000 mortgage and generated net proceeds of $846,000. The outstanding new mortgage balance was approximately $1,088,000 as of June 30, 2024 with a fixed interest rate of 3.50% per annum and the maturity date of the new mortgage is July 1, 2051.

The seventh Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2024, real estate property taxes were approximately $19,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2021, the Company refinanced its 3.75% existing $563,000 mortgage and generated net proceeds of $619,000. The outstanding new mortgage balance was approximately $1,088,000 at June 30, 2024 with a five-year fixed interest rate of 3.5% per annum and adjustable rate thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date of the new mortgage is August 1, 2051.

The eighth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2024, real estate property taxes were approximately $24,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $733,000 as of June 30, 2024 with an interest rate of 4.125% and the maturity date of the mortgage is September 1, 2042.

The ninth Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2024, real estate property taxes were approximately $22,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In July 2021, the Company refinanced the property’s existing 3.75%, $416,000 mortgage with a new mortgage for $1,595,000. The Company generated net proceeds of $1,098,000 from the refinancing. Interest rate on the new mortgage is fixed at 3.50% for five years and the mortgages mature in July 2051. Outstanding mortgage balance was approximately $1,503,000 as of June 30, 2024.

The tenth Los Angeles apartment complex, is a 4,200 square foot two-story apartment with 2 units. For the year ended June 30, 2024, real estate property taxes were approximately $14,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. The Company acquired the property on November 23, 2020 at an initial cost of approximately $1,530,000. In July 2021, the Company refinanced the property’s existing 3.75%, $327,000 mortgage with a new mortgage for $700,000. The Company generated net proceeds of $381,000 from the refinancing. Interest rate on the new mortgage is fixed at 3.50% for five years and the mortgage matures in July 2051. Outstanding mortgage balance was approximately $659,000 as of June 30, 2024.

The eleventh apartment which is located in Marina del Rey, California, is a 6,316 square foot two-story apartment with 9 units. The Company acquired the property on April 29, 2011 at an initial cost of approximately $4,000,000. For the year ended June 30, 2024, real estate property taxes were approximately $61,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. In June 2020, the Company refinanced its 5.6% existing $1,303,000 mortgage and generated net proceeds of $1,144,000. The outstanding new mortgage balance was approximately $2,386,000 as of June 30, 2024 with a fixed interest rate of 3.09% per annum and the maturity date of the new mortgage is July 1, 2030.

The twelfth Los Angeles apartment complex is a 4,093 square foot apartment with 4 units. In an all-cash transaction, the Company acquired the property on May 14, 2021 at an initial cost of approximately $2,600,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. For the year ended June 30, 2024, real estate property taxes were approximately $33,000. In July 2021, the Company obtained a mortgage on the property for $830,000, generating net proceeds of $836,000. The interest rate on the mortgage is fixed at 3.50% for five years and the mortgage matures in August 2051. Outstanding mortgage balance was approximately $783,000 as of June 30, 2024.

The first Los Angeles single-family house is a 2,771 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. For the year ended June 30, 2024, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2021, the Company refinanced its 3.75% existing $363,000 mortgage and generated net proceeds of $576,000. The outstanding new mortgage balance was approximately $867,000 as of June 30, 2024 with a five-year fixed interest rate of 3.5% per annum adjustable rate thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date of the new mortgage is August 1, 2051.

The second Los Angeles single-family house is a 2,201 square foot home. The Company acquired the property on August 22, 2003 at an initial cost of approximately $700,000. For the year ended June 30, 2024, real estate property taxes were approximately $14,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In June 2021, the Company refinanced its 3.75% existing $388,000 mortgage and generated net proceeds of $183,000. The outstanding new mortgage balance was approximately $523,000 as of June 30, 2024 with a five-year fixed interest rate of 3.5% per annum adjustable rate thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date of the new mortgage is August 1, 2051.

The third Los Angeles single-family house is a 2,387 square foot home. The company acquired the property in July of 2015 as a strategic asset for $1,975,000. For the year ended June 30, 2024, real estate property taxes were approximately $28,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In September 2021, the Company refinanced the property’s existing 4.75% per annum mortgage and reduced the rate to five-year fixed at 3.5% per annum, adjustable thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The outstanding mortgage balance was approximately $910,000 as of June 30, 2024 and the maturity date of the mortgage is October 1, 2048.

Maui, Hawaii. In August 2004, the Company purchased an approximately two-acre parcel of unimproved land in Kihei, Maui, Hawaii for $1,467,000. Upon the recent wildfires in the area the land was not impacted. As of June 30, 2024, this property is not encumbered by a mortgage.

MORTGAGES

Further information with respect to mortgage notes payable of the Company is set forth in Note 10 of the Notes to Consolidated Financial Statements.

ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) and the physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for each of the Company’s operating properties for fiscal year ended June 30, 2024 are provided below.

Property	Economic Occupancy	Physical Occupancy
1. Las Colinas, TX	83%	91%
2. Morris County, NJ	84%	96%
3. St. Louis, MO	31%	37%
4. Florence, KY	85%	96%
5. Los Angeles, CA (1)	88%	96%
6. Los Angeles, CA (2)	100%	94%
7. Los Angeles, CA (3)	96%	94%
8. Los Angeles, CA (4)	81%	95%
9. Los Angeles, CA (5)	99%	99%
10. Los Angeles, CA (6)	98%	97%
11. Los Angeles, CA (7)	97%	92%
12. Los Angeles, CA (8)	98%	96%
13. Los Angeles, CA (9)	89%	87%
14. Los Angeles, CA (10)	100%	100%
15. Los Angeles, CA (11)	98%	100%
16. Los Angeles, CA (12)	74%	97%
17. Los Angeles, CA (13)	100%	100%
18. Los Angeles, CA (14)	100%	100%
19. Los Angeles, CA (15)	67%	50%

The Company’s Los Angeles, California properties are subject to various rent control laws, ordinances and regulations which impact the Company’s ability to adjust and achieve higher rental rates. In February 2022, the Los Angeles County Board of Supervisors extended the majority of the eviction moratorium to 2022 and parts of it until 2023. The County’s non-payment COVID-19 tenant eviction protection resolution expired on March 31, 2023. Landlords in California are not allowed to evict tenants for unpaid rent prior to March 2023 and are allowed to file a civil complaint for such rent immediately. The Company has filed civil complaints for unpaid rent and will continue to pursue all unpaid rent.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

The Company’s Common Stock is listed and trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market, LLC under the symbol: “INTG”. As of June 30, 2024, the approximate number of holders of record of the Company’s Common Stock was 150. Such number of owners was determined from the Company’s shareholders records and does not include beneficial owners of the Company’s Common Stock whose shares are held in names of various brokers, clearing agencies or other nominees.

DIVIDENDS

The Company has not declared any cash dividends on its common stock and does not foresee issuing cash dividends in the near future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

This information appears in Part III, Item 12 of this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reflects purchases of InterGroup’s common stock made by The InterGroup Corporation, for its own account, during the fourth quarter of its fiscal year ending June 30, 2024.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Fiscal 2024 Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of shares that May Yet be Purchased Under the Plans or Programs
Month #1 (April 1- April 30)	3,454	$20.56	3,454	68,564

Month #2 (May 1- May 31)	2,788	$20.32	2,788	65,776

Month #3 (June 1- June 30)	2,017	$20.88	2,017	63,759

TOTAL:	8,259	$20.56	8,259	63,759

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

Item 6. Reserved.

Not applicable.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and Item 1A., “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K. For the discussion and analysis of our 2023 financial condition and results of operations compared to 2024, refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2024.

NEGATIVE EFFECTS OF THE PUBLIC PERCEPTION OF SAN FRANCISCO

The San Francisco hospitality community continues to struggle with the perception that the city is plagued with homelessness, open air drug use, dirty streets, rampant crime, and an exodus of business and retail establishments. While these issues do exist, they are not anywhere near the levels at which people outside of the city believe them to be including those responsible for travel for organizations and individual leisure travelers. We know this to be true as our sales team along with the sales team of SF Travel report these concerns as the biggest impact on companies choosing not to bring their events to San Francisco. The city has done a great job of cleaning up the streets and is just getting started on clearing out homeless encampments, that will take time but should help the perception of city to those looking at us as a potential destination. Compounding the issue is a tight Mayoral race in which all the candidates, with the exception of one, the incumbent, are looking to play up these issues in an effort to get them elected by highlighting the shortcomings of the city. Many of the positive stories coming out about the city and its recovery, including the explosion of AI and the companies at the forefront of it based out of San Francisco are helping to change the narrative back to one of innovation and the future of technology.

RESULTS OF OPERATIONS

As of June 30, 2024, the Company owned approximately 75.7% of the common shares of Portsmouth Square, Inc. The Company’s principal sources of revenue are revenues from the hotel owned by Portsmouth, rental income from its investments in multi-family and commercial real estate properties, and income received from investment of its cash and securities assets.

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

Fiscal Year Ended June 30, 2024, Compared to Fiscal Year Ended June 30, 2023

The Company had a net loss of $12,556,000 for the year ended June 30, 2024 compared to a net loss of $9,932,000 for the year ended June 30, 2023. Income from operations was $1,454,000 for the year ended June 30, 2024 and income from operations was $4,336,000 for fiscal year ended June 30, 2023. The Company recorded losses of $1,633,000 from marketable securities transactions during fiscal year ended June 30, 2024 as compared to gains of $58,000 during fiscal year ended June 30, 2023. Gain on insurance recovery of $2,692,000 was recorded during fiscal year ended June 30, 2023. The Company incurred interest expense of $12,007,000 and $8,585,000 during fiscal years ended June 30, 2024 and 2023, respectively, or an increase of $3,422,000 primarily as a result of additional interest being incurred in its hotel operation.

Hotel Operations

The Company had net loss of $7,154,000 from Hotel operations for the year ended June 30, 2024 compared to net loss of $1,712,000 for the year ended June 30, 2023. The change was primarily attributable to the increase of $1,682,000 in operating expenses and the $2,940,000 increase in interest expense. The Hotel had an income tax provision expense adjustment of $7,912,000 at June 30, 2023 mainly due to a valuation allowance on our deferred tax assets. The increase in pre-tax loss during June 30, 2024 over 2023, was as a result of increased operating expenses, increased mortgage interest expense from the 4% default additional interest rate on the senior and mezzanine loans as provided in the Forbearance Agreement entered into with its senior and mezzanine lenders retroactive to January 1, 2024 and an increase in related party accrued interest expense due to a higher balance due Intergroup.

The following tables set forth a more detailed presentation of Hotel operations for the years ended June 30, 2024 and 2023.

For the year ended June 30,	2024	2023
Hotel revenues:
Hotel rooms	$35,239,000	$35,684,000
Food and beverage	3,213,000	2,625,000
Garage	2,988,000	2,790,000
Other operating departments	446,000	928,000
Total hotel revenues	41,886,000	42,027,000
Operating expenses excluding depreciation and amortization	(36,139,000)	(34,457,000)
Operating income interest, depreciation and amortization	5,747,000	7,570,000
Interest expense - mortgage	(9,407,000)	(6,467,000)
Depreciation and amortization expense	(3,494,000)	(2,815,000)
Net loss from Hotel operations	$(7,154,000)	$(1,712,000)

For the year ended June 30, 2024, the Hotel had operating income of $5,747,000 before interest, depreciation, and amortization on total operating revenues of $41,886,000. The following table sets forth the monthly average occupancy percentage of the Hotel for the fiscal years ended June 30, 2024 and 2023.

Month	Jul	Aug	Sep	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	Jun	Fiscal Year
Year	2023	2023	2023	2023	2023	2023	2024	2024	2024	2024	2024	2024	2023 – 2024
Average Occupancy %	81%	89%	93%	83%	79%	80%	80%	78%	76%	73%	78%	87%	82%

Year	2022	2022	2022	2022	2022	2022	2023	2023	2023	2023	2023	2023	2022 – 2023
Average Occupancy %	93%	94%	95%	89%	82%	77%	76%	77%	81%	65%	80%	83%	83%

Beginning in November 2022, the occupancy of our hotel has been reduced by approximately 13% - 18% every month to reflect the “out-of-order” rooms that were being renovated at any given time. As of June 30, 2024, the guestroom renovation was completed. Additionally, 14 guest rooms will be added during fiscal year 2025 to inventory as a result of renovating such rooms which had been repurposed for administrative offices in past years.

Total operating expenses increased by $1,682,000 due to increase in rooms, food and beverage, salaries and wages, utilities, credit card commissions, and franchise fees.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the year ended June 30, 2024 and 2023.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2024	$217	82%	$177
2023	$217	83%	$180

The Hotel’s revenues decreased by less than 1% year over year. Average daily rate remained the same, average occupancy decreased 1%, and RevPAR increased by $3 for the twelve months ended June 30, 2024 compared to the twelve months ended June 30, 2023.

The Hotel started its’ full renovation of all guest rooms and suites mid-November 2022 and completed the renovation by June 30, 2024.

Real Estate Operations

Revenues from real estate operations increased for June 30, 2024 and 2023 at $16,254,000 and $15,580,000 primarily as the result of higher occupancy and increased rental rates. Real estate operating expenses decreased to $9,836,000 from $10,017,000 primarily due to decrease in salaries and related costs. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiency.

Investment Transactions

The Company had a net loss on marketable securities of $485,000 for the year ended June 30, 2024 compared to a net income on marketable securities of $1,126,000 for the year ended June 30, 2023.

For the year ended June 30, 2024, the Company had a net realized gain of $1,251,000 and a net unrealized loss of $1,736,000. For the year ended June 30, 2023, the Company had a net realized loss of $1,712,000 and a net unrealized gain of $2,838,000.

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

During the years ended June 30, 2024 and 2023, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairment and recorded impairment losses of $5,000 and $0, respectively.

The Company and its subsidiary Portsmouth compute and file income tax returns and prepare separate income tax provisions for financial reporting. The Company does not record an income tax benefit from its pre-tax losses due to its continued operating losses during the past three consecutive taxable years. However, for the year ended June 30, 2023, an expense of $7,912,000 income tax expense was recorded due to the setup of a valuation allowance on deferred tax assets.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2024 and 2023, the Company had investments in marketable equity securities of $7,454,000 and $18,345,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups:

As of June 30, 2024 Industry Group	Fair Value	% of Total Investment Securities
REITs and real estate companies	$3,358,000	45.1%
Communication services	1,994,000	26.7%
T-Notes	933,000	12.5%
Energy	303,000	4.1%
Financial services	269,000	3.6%
Healthcare	179,000	2.4%
Utilities	163,000	2.2%
Industrial	159,000	2.1%
Basic materials	75,000	1.0%
Technology	21,000	0.3%
	$7,454,000	100.0%

As of June 30, 2023 Industry Group	Fair Value	% of Total Investment Securities
REITs and real estate companies	$6,985,000	38.1%
Technology	2,779,000	15.1%
T-Notes	2,093,000	11.4%
Financial services	1,865,000	10.2%
Consumer cyclical	1,689,000	9.2%
Basic materials	1,047,000	5.7%
Healthcare	739,000	4.0%
Communication services	566,000	3.1%
Industrial	485,000	2.7%
Utilities	97,000	0.5%
	$18,345,000	100.0%

As of June 30, 2024, the Company’s investment portfolio is diversified with 24 different equity positions. The Company holds two equity securities that comprised more than 10% of the equity value of the portfolio. The two largest security positions represent 28% and 22% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NASDAQ: ARL) and Alphabet Inc. (NASDAQ: GOOG), which are included in the REITs and real estate companies and Communication Services, respectively.

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

For the years ended June 30,	2024	2023
Net (loss) gain on marketable securities	$(485,000)	$1,126,000
Impairment loss on other investments	(5,000)	-
Dividend and interest income	405,000	485,000
Margin interest expense	(1,013,000)	(848,000)
Trading expenses	(535,000)	(705,000)
Net (loss) gain from marketable securities operations	$(1,633,000)	$58,000

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL SOURCES

The Company had cash and cash equivalents of $4,333,000 and $5,960,000 as of June 30, 2024 and 2023, respectively. The Company had restricted cash of $4,361,000 and $6,914,000 as of June 30, 2024 and 2023, respectively. The Company had marketable securities, net of margin due to securities brokers and obligations for securities sold of $7,266,000 and $15,328,000 as of June 30, 2024 and 2023, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. As of the date of this report, the maturity date was extended to July 31, 2025. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. In July 2023, Portsmouth and InterGroup entered into a new loan modification agreement which increased Portsmouth’s borrowing from InterGroup up to $20,000,000. In March 2024, Portsmouth and InterGroup entered in a loan modification agreement which increased Portsmouth’s borrowing amount to $30,000,000. Portsmouth agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. During the fiscal year ending June 30, 2024 and 2023, InterGroup advanced to the Hotel $10,793,000 and $1,500,000, respectively, bringing the total amounts due to InterGroup were $26,493,000 and $15,700,000 as of June 30, 2024 and 2023. Portsmouth has not made any paid-downs to its note payable to InterGroup. The Company could amend its by-laws and increase the number of authorized shares to issue additional shares to raise capital in the public markets if needed.

During the fiscal year ending June 30, 2024, the Company obtained a second mortgage on its 358-unit apartment located in Las Colinas, Texas in the amount of $4,573,000. The term of the loan is approximately 7 years with interest rate at 7.60%. During the fiscal year ending June 30, 2023, the Company completed the refinancing on our St. Louis, Missouri property $4.9 million loan and obtain a $5,360,000 new two-year loan at a floating interest rate of 3.1% over the cap 5.5% SOFR. We are currently evaluating other refinancing opportunities and we could refinance additional multifamily properties should the need arise, or should management consider the interest rate environment favorable.

On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of March 31, 2021, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup was scheduled to mature on April 27, 2022 and had a 1.00% interest rate. The SBA Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. If the SBA approves the forgiveness amount, all payments of principal and interest are deferred until the date the forgiveness amount is remitted by the SBA to CIBC. If the SBA does not forgive any amount of the loan, payments would start within 30 days. All unforgiven portion of the principal and accrued interest will be due at maturity. In March of 2021 the SBA had forgiven the full $453,000 of the SBA Loan. In February 2024 InterGroup repaid the loan after an eligibility investigation took place concluding the type of business was ineligible for the loan. The repayment of the SBA loan has been recorded as a loss on extinguishment of debt in the condensed consolidated statements of operations for the year ended June 30, 2024.

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

Going Concern

The Hotel financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 10 – Mortgage Notes Payable, as of June 30, 2024, the outstanding balance consists of a senior mortgage loan and mezzanine loan totaling $100,783,000 net of debt issuance costs amounting to $679,000. Both loans matured on January 1, 2024 and were extended to January 1, 2025 on April 29, 2024 through Forbearance Agreements. In addition, the Hotel has recurring losses and has an accumulated deficit of $117,102,000 which includes a $64,100,000 increase adjustment made in December 2013 as a result of the partnership redemption.

Due to these factors and the Hotel’s ability to successfully refinance the debt on favorable terms in the current lending environment gives rise to substantial doubt about the Hotel’s ability to continue as a going concern for one year after the financial statement issuance date.

On January 4, 2024, the Hotel was made aware of a notice of default (the “Notice”) issued by its senior loan special servicer LNR Partners, LLC to Justice Operating Company, LLC which is the wholly owned subsidiary of Portsmouth. The Notice states that the lender has rights as a result of such defaults, including, but not limited to, acceleration of the loans, foreclosure on collateral and other rights and remedies under the loan documents and otherwise available under the law. On January 10, 2024, the Company filed the required Form 8-K with the Securities and Exchange Commission. During the entire life of the outstanding debt, the Company has made all mortgage payments timely as of the date of maturity and as of June 30, 2024, there were no delinquent amounts due to the senior or mezzanine lenders. On April 29, 2024, the Company entered into forbearance agreements with its senior and mezzanine lenders which establishes, among other customary terms, the new maturity date of January 1, 2025. While the Company successfully entered into the aforementioned forbearance agreements, we continue our efforts to place a longer term refinancing solution to its current senior mortgage and mezzanine debt with potential lenders. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The Hotel has successfully completed its full guest-rooms renovation over the last 2 years along with public space, fitness center, corridors, and meeting space. With newly renovated rooms in its Competitive Set of hotels (“CompSet”) and will allow the hotel to continue to drive rate and grow RevPAR over the market and its CompSet. The hotel recently received its annual Quality Assurance inspection from Hilton and received the highest score at least in the hotel’s last decade at 94.45% which is an “Outstanding” ranking by Hilton.

Even during the renovation that took out between 2-4 floors or 50-100 guest rooms of inventory at a time, the Hotel maintained an index of over 100%. At the end of the renovation in June 2024, the Hotel’s trailing 12-month index was 109.6%. During the fiscal year ending June 30, 2024, the Hotel’s CompSet achieved a RevPAR of $161.47 while the Hotel had a RevPAR of $176.99. An excellent achievement for our property while it had roughly 13%-18% of its inventory unavailable over this time period. Since the completion of the renovation, the Hotel has increased its lead in RevPAR on the CompSet dramatically. In the two months since completing the renovation, the Hotel has achieved an average RevPAR index of over 150% for both months. While the CompSet has lost over 15% RevPAR; in these two months, the Hotel has grown over 15% in this metric.

The financial statements do not include any adjustments to the carrying amounts of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of June 30, 2024, the Company’s material financial obligations which also includes interest payments.

		Year	Year	Year	Year	Year
	Total	2025	2026	2027	2028	2029	Thereafter
Mortgage and subordinated notes payable	$190,486,000	$110,778,000	$1,161,000	$3,295,000	$1,768,000	$1,843,000	$71,641,000
Other notes payable	2,388,000	567,000	567,000	463,000	317,000	317,000	157,000
Interest	32,784,000	11,571,000	2,757,000	2,649,000	2,653,000	2,587,000	10,567,000
Total	$225,658,000	$122,916,000	$4,485,000	$6,407,000	$4,738,000	$4,747,000	$82,365,000

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

HOTEL ASSETS AND DEFINITE-LIVED INTANGIBLE ASSETS

We evaluate property and equipment, and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted cash flows of the assets. We use judgment to determine whether indications of impairment exist and consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable. Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. There were no indicators of impairment on its hotel investments or intangible assets and accordingly no impairment losses recorded for the years ended June 30, 2024 and 2023.

STOCK-BASED COMPENSATION

We account for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees, including employee stock options, restricted stock awards and employee stock purchases related to the Employee Stock Purchase Plan, or ESPP, based on estimated grant date fair values. The determination of fair value involves a number of significant estimates. We use the Black Scholes option pricing model to estimate the value of employee stock options which requires a number of assumptions to determine the model inputs. These include the expected volatility of our stock and employee exercise behavior which are based on historical data as well as expectations of future developments over the term of the options.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,

The InterGroup Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The InterGroup Corporation and its subsidiaries (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1, the outstanding balance as of June 30, 2024 of the hotel’s mortgage notes payable consists of a senior mortgage loan and mezzanine loan totaling $100,783,000, net of debt issuance costs amounting to $679,000. Both loans matured on January 1, 2024, and were subsequently extended to January 1, 2025 through forbearance agreements. In addition, the Company has recurring losses and has an accumulated deficit. These factors and the Company’s ability to successfully refinance the debt on favorable terms in the current lending environment raise substantial doubt about the Company’s ability to continue as a going concern for one year after the financial statement issuance date. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of these critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matters:

Deferred Tax Asset Valuation Allowance

As discussed in Note 13 to the consolidated financial statements, it was determined that it is more likely than not that a substantial portion of the deferred tax assets at June 30, 2024 and 2023 will not be realized and thus a partial valuation allowance has been recorded.

We identified the deferred tax asset valuation allowance as a critical audit matter due to the uncertainty, subjectivity, estimates and judgments required by management when forecasting future profitability and determining whether or not it is likely that the deferred tax assets will be realized.

Stock Based Compensation

As discussed in Note 15 to the consolidated financial statements, the Company currently has one equity compensation plan, which is the Intergroup 2010 Omnibus Employee Incentive Plan. During the year ended June 30, 2024, the Company granted 18,000 stock options and extended the expiration date of 133,195 stock options, recording approximately $1,309,000 of stock-based compensation expense.

Auditing the Company’s accounting for stock based compensation required complex auditor judgment due to the subjectivity of assumptions used to value stock based awards. Option-pricing models require the input of various subjective assumptions, including the option’s expected life, estimated forfeiture rates and the price volatility of the underlying stock. The expected stock price volatility is based on analysis of the Company’s stock price history.

How We Addressed the Matters in Our Audit:

Deferred Tax Asset Valuation Allowance

To test the Company’s conclusions about their deferred tax valuation allowance, we audited the deferred tax assets and evaluated the need for a valuation allowance by considering both positive and negative conditions, with the assistance of an internal tax provision specialist. In addition to considering the impact of any subsequent events, we analyzed the Company’s history of cumulative losses in recent years.

Stock Based Compensation

To test the stock based compensation expense, we obtained an understanding of the Company’s process for determining stock based compensation expense, including management’s review controls over the underlying calculations and the significant assumptions used in valuing the awards. We assessed the appropriateness of judgments made by management in determining key assumptions related to the awards. We tested the accuracy of the data used in measuring the awards by agreeing the underlying inputs back to source documents, and assessed the reasonableness of certain inputs by comparing them to evidence obtained from third-party sources. We obtained and reviewed the underlying agreements and performed an independent calculation of the value of the compensation expense related to the awards.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2022.

East Brunswick, NJ

September 30, 2024

PCAOB ID Number 100

THE INTERGROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30,	2024	2023

ASSETS
Investment in Hotel, net	$40,901,000	$40,318,000
Investment in real estate, net	47,542,000	48,057,000
Investment in marketable securities	7,454,000	18,345,000
Cash and cash equivalents	4,333,000	5,960,000
Restricted cash	4,361,000	6,914,000
Other assets	3,220,000	2,764,000
Total assets	$107,811,000	$122,358,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities	$4,265,000	$2,574,000
Accounts payable and other liabilities – Hotel	13,757,000	11,616,000
Due to securities broker	-	1,601,000
Obligations for securities sold	188,000	1,416,000
Other notes payable	2,388,000	2,954,000
Deferred tax liability	4,724,000	4,927,000
Mortgage notes payable - Hotel	100,783,000	107,117,000
Mortgage notes payable - real estate	88,173,000	84,757,000
Total liabilities	214,278,000	216,962,000

Commitments and contingencies - Note 17

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,459,888 and 3,459,888 issued; 2,178,955 and 2,205,927 outstanding as of June 30, 2024 and 2023, respectively	38,000	33,000
Additional paid-in capital	3,648,000	2,445,000
Accumulated deficit	(62,632,000)	(52,835,000)
Treasury stock, at cost, 1,280,933 and 1,253,961 shares as of June 30, 2024 and 2023, respectively	(21,393,000)	(20,794,000)
Total InterGroup shareholders’ deficit	(80,339,000)	(71,151,000)
Non-controlling interest	(26,128,000)	(23,453,000)
Total shareholders’ deficit	(106,467,000)	(94,604,000)
Total liabilities and shareholders’ deficit	$107,811,000	$122,358,000

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2024	2023
Revenues:
Hotel	$41,886,000		$42,027,000
Real estate	16,254,000		15,580,000
Total revenues	58,140,000		57,607,000
Costs and operating expenses:
Hotel operating expenses	(36,139,000)		(34,457,000)
Real estate operating expenses	(9,836,000)		(10,017,000)
Depreciation and amortization expense	(6,320,000)		(5,464,000)
General and administrative expense	(4,391,000)		(3,333,000)

Total costs and operating expenses	(56,686,000)		(53,271,000)

Income from operations	1,454,000		4,336,000

Other (expense) income:
Interest expense - mortgages	(12,007,000)		(8,585,000)
Net realized gain (loss) on marketable securities	1,251,000		(1,712,000)
Net unrealized (loss) gain on marketable securities	(1,736,000)		2,838,000
Loss on debt extinguishment	(453,000)		-
Gain on insurance recovery	-		2,692,000
Impairment loss on other investments	(5,000)		-
Dividend and interest income	405,000		485,000
Trading and margin interest expense	(1,548,000)		(1,553,000)
Net other expense	(14,093,000)		(5,835,000)
Loss before income taxes	(12,639,000)		(1,499,000)
Income tax benefit (expense)	83,000		(8,433,000)
Net loss	(12,556,000)		(9,932,000)
Less: Net loss attributable to the noncontrolling interest	2,759,000		3,213,000
Net loss attributable to InterGroup	$(9,797,000)		$(6,719,000)

Net loss per share
Basic	$(5.66)		$(4.77)
Diluted	N/A	$	N/A
Net loss per share attributable to InterGroup
Basic	$(4.40)		$(3.92)
Diluted	N/A	$	N/A

Weighted average number of common shares outstanding	2,195,903		2,215,258
Weighted average number of diluted shares outstanding	N/A		N/A

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Treasury	InterGroup Shareholders’	Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2022	3,459,888	$33,000	$3,277,000	$(46,116,000)	$(19,324,000)	$(62,130,000)	$(20,874,000)	$(83,004,000)

Net Loss	-	-	-	(6,719,000)	-	(6,719,000)	(3,213,000)	(9,932,000)

Investment in Portsmouth	-	-	(832,000)	-	-	(832,000)	634,000	(198,000)

Purchase of treasury stock	-	-	-	-	(1,470,000)	(1,470,000)	-	(1,470,000)

Balance at June 30, 2023	3,459,888	$33,000	$2,445,000	$(52,835,000)	$(20,794,000)	$(71,151,000)	$(23,453,000)	$(94,604,000)

Net Loss	-	-	-	(9,797,000)	-	(9,797,000)	(2,759,000)	(12,556,000)

Loss on investment	-	5,000	-	-	-	5,000	-	5,000

Stock options expense	-	-	1,309,000	-	-	1,309,000	-	1,309,000

Investment in Portsmouth	-	-	(106,000)	-	-	(106,000)	84,000	(22,000)

Purchase of treasury stock	-	-	-	-	(599,000)	(599,000)	-	(599,000)

Balance at June 30, 2024	3,459,888	$38,000	$3,648,000	$(62,632,000)	$(21,393,000)	$(80,339,000)	$(26,128,000)	$(106,467,000)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2024	2023
Cash flows from operating activities:
Net loss	$(12,556,000)	$(9,932,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net unrealized loss (gain) on marketable securities	1,736,000	(2,838,000)
Deferred taxes	(203,000)	8,539,000
Gain on insurance recovery	-	(2,692,000)
Impairment loss on other investments	5,000	-
Depreciation and amortization	6,320,000	5,464,000
Amortization of loan cost	1,066,000	352,000
Amortization of other notes payable	(566,000)	(567,000)
Stock compensation expense	1,309,000	-
Changes in assets and liabilities:
Investment in marketable securities	9,155,000	(4,458,000)
Other assets	(456,000)	(20,000)
Accounts payable and other liabilities	1,691,000	(141,000)
Accounts payable and other liabilities – Hotel	2,141,000	4,108,000
Due to securities broker	(1,601,000)	1,111,000
Obligations for securities sold	(1,228,000)	967,000
Net cash provided by (used in) operating activities	6,813,000	(107,000)

Cash flows from investing activities:
Capital expenditures for property and equipment - Hotel	(4,079,000)	(5,866,000)
Capital expenditures for property and equipment - real estate	(2,309,000)	(2,314,000)
Investment in Portsmouth	(22,000)	(198,000)
Insurance proceeds for property damage claims	-	2,325,000
Net cash used in investing activities	(6,410,000)	(6,053,000)

Cash flows from financing activities:
Issuance costs from forbearance	(1,477,000)	-
Payments of mortgage, finance leases and other notes payable	(11,496,000)	(8,205,000)
Proceeds from mortgage and other notes payable	8,989,000	5,360,000
Purchase of treasury stock	(599,000)	(1,470,000)
Net cash used in financing activities	(4,583,000)	(4,315,000)

Net decrease in cash, cash equivalents and restricted cash:	(4,180,000)	(10,475,000)
Cash, cash equivalents and restricted cash at the beginning of the year	12,874,000	23,349,000
Cash, cash equivalents and restricted cash at the end of the year	$8,694,000	$12,874,000
Supplemental information:
Income taxes paid	$130,000	$74,000
Interests paid	$6,081,000	$7,708,000

The Company had cash and cash equivalents of $4,333,000 and $5,960,000 as of June 30, 2024 and 2023, respectively. The Company had restricted cash of $4,361,000 and $6,914,000 as of June 30, 2024 and 2023, respectively.

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

Effective February 19, 2021, the Company’s 83.7% owned subsidiary, Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF), was liquidated and all of its assets including its 68.8% interest in Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI) were distributed to its shareholders in exchange for their Santa Fe common stock. In June 2022, InterGroup received distribution of $1,159,000 of from Santa Fe as the entity received federal and state tax refunds from previously filed final tax returns. As of June 30, 2024, InterGroup owns approximately 75.7% of the outstanding common shares of Portsmouth and the Company’s President, Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with generally accepted accounting principles (“GAAP”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between the asset’s carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2024 and 2023.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2024 and 2023.

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

Other Investments, Net

Other investments include non-marketable securities (carried at cost, net of any impairments loss) and non-marketable debt instruments. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near-term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended June 30, 2024 and 2023, the Company recorded impairment losses related to other investments of $5,000 and $0, respectively.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value. As of June 30, 2024 and 2023, the Company does not have any cash equivalents.

Restricted Cash

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, replacement and capital addition reserves for the Hotel.

Other Assets

Other assets include prepaid insurance, accounts receivable, prepaid expenses, and other miscellaneous assets.

Accounts receivable from the Hotel and rental property customers are carried at cost less an allowance for doubtful accounts that is based on management’s assessment of the collectability of accounts receivable. The Company had accounts receivable, net of $632,000 at July 1, 2023. As of June 30, 2024, and 2023, the allowance for doubtful accounts was $653,000 and $486,000, respectively. The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers. The temporary eviction moratorium imposed by the federal and state governmental authorities had delayed evictions during fiscal years 2023 and 2024.

Due to Securities Broker

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. Various securities brokers have advanced funds to the Company for the purchase of marketable securities under standard margin agreements. These advanced funds are recorded as a liability.

Obligation for Securities Sold

Obligation for securities sold represents the fair market value of shares sold with the promise to deliver that security at some future date and the fair market value of shares underlying the written call options with the obligation to deliver that security when and if the option is exercised. The obligation may be satisfied with current holdings of the same security or by subsequent purchases of that security. Unrealized gains and losses from changes in the obligation are included in the statements of operations.

Accounts Payable and Other Liabilities

Accounts payable and other liabilities include trade payables, advanced customer deposits, accrued wages, accrued real estate taxes, and other liabilities.

Treasury Stock

The Company records the acquisition of treasury stock under the cost method. During the years ended June 30, 2024 and 2023, the Company purchased 26,972 and 30,253 shares of treasury stock, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in Hotel operating expenses in the consolidated statements of operations. Advertising costs were $150,000 and $130,000 for the years ended June 30, 2024 and 2023, respectively.

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

$1,665,000 of unrecognized tax benefits as of June 30, 2024 and June 30, 2023, respectively, would impact the effective tax rate if recognized. The unrecognized tax benefit is not expected to reverse in the next 12 months. Interest and penalties related to income tax matters are classified as a component of income tax expense. As of June 30, 2024 and June 30, 2023, no interest and penalties were recorded.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions.

Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted net income per share is similar to the computation of basic net income per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The basic and diluted earnings per share are the same for the fiscal year ended June 30, 2024 and 2023 because the Company had a net loss.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Actual results may differ from those estimates. Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets and when appropriate, records tax valuation allowances based on that evidence and estimates. As of June 30, 2024 based on taxable income that may be available under tax law the deferred tax asset is not more likely than not to be realized.

Debt Issuance Costs

Debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the debt liability and are amortized over the life of the debt. Loan amortization costs are included in interest expense in the consolidated statements of operations.

Recently Issued and Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 202307”). ASU 2023-07 expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect ASU 2023-07 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In December 2023, the FASB issued ASU No 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 202309 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 should be applied prospectively; however, retrospective application is permitted. The Company does not expect ASU 2023-09 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Going Concern

The Hotel financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 10 – Mortgage Notes Payable, as of June 30, 2024, the outstanding balance consists of a senior mortgage loan and mezzanine loan totaling $100,783,000, net of debt issuance costs . Both loans matured on January 1, 2024 and were extended to January 1, 2025 on April 29, 2024 through Forbearance Agreements. In addition, the Hotel has recurring losses and has an accumulated deficit of $117,102,000 which includes a $64,100,000 increase adjustment made in December 2013 as a result of the partnership redemption.

Due to these factors and the Hotel’s ability to successfully refinance the debt on favorable terms in the current lending environment gives rise to substantial doubt about the Hotel’s ability to continue as a going concern for one year after the financial statement issuance date.

On January 4, 2024, the Hotel was made aware of a notice of default (the “Notice”) issued by its senior loan special servicer LNR Partners, LLC to Justice Operating Company, LLC which is the wholly owned subsidiary of Portsmouth. The Notice states that the lender has rights as a result of such defaults, including, but not limited to, acceleration of the loans, foreclosure on collateral and other rights and remedies under the loan documents and otherwise available under the law. On January 10, 2024, the Company filed the required Form 8-K with the Securities and Exchange Commission. During the entire life of the outstanding debt, the Company has made all mortgage payments timely as of the date of maturity and as of June 30, 2024, there were no delinquent amounts due to the senior or mezzanine lenders. On April 29, 2024, the Company entered into forbearance agreements with its senior and mezzanine lenders which establishes, among other customary terms, the new maturity date of January 1, 2025. While the Company successfully entered into the aforementioned forbearance agreements, we continue our efforts to place a longer term refinancing solution to its current senior mortgage and mezzanine debt with potential lenders. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The Hotel has successfully completed its full guest-rooms renovation over the last 2 years along with public space, fitness center, corridors, and meeting space. With newly renovated rooms in its Competitive Set of hotels (“CompSet”) and will allow the hotel to continue to drive rate and grow RevPAR over the market and its CompSet. The hotel recently received its annual Quality Assurance inspection from Hilton and received the highest score at least in the hotel’s last decade at 94.45% which is an “Outstanding” ranking by Hilton.

Even during the renovation that took out between 2-4 floors or 50-100 guest rooms of inventory at a time, the Hotel maintained an index of over 100%. At the end of the renovation in June 2024, the Hotel’s trailing 12-month index was 109.6%. During the fiscal year ending June 30, 2024, the Hotel’s CompSet achieved a RevPAR of $161.47 while the Hotel had a RevPAR of $176.99. An excellent achievement for our property while it had roughly 13%-18% of its inventory unavailable over this time period. Since the completion of the renovation, the Hotel has increased its lead in RevPAR on the CompSet dramatically. In the two months since completing the renovation, the Hotel has achieved an average RevPAR index of over 150% for both months. While the CompSet has lost over 15% RevPAR; in these two months, the Hotel has grown over 15% in this metric.

The financial statements do not include any adjustments to the carrying amounts of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

NOTE 2 – LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel and real estate operations. However, the current state of affairs of the City of San Francisco, its political challenges as well as the way its local government’s policies with regard to safety, drug abuse, homelessness, crime, etc., have caused the City of San Francisco to be one of the slowest cities in the country to fully recover from the COVID-19 pandemic. Additionally, since San Francisco is a top-heavy tech company city, the “remote work” initiatives have caused a slowdown in business travel and in person meetings. Prior to the COVID-19 pandemic, our Hotel enjoyed most of its revenues from business travel, conventions, self-contained groups, etc., and post pandemic, most revenues are generated from leisure travel which is generally at a lower guest room rate. For the fiscal year ended June 30, 2024, our net cash flow provided by operating activities was $6,813,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets. As the hospitality and travel environment continues to slowly recover in San Francisco, the Company will continue to evaluate what services the Company brings back. During the fiscal year ended June 30, 2024, the Company continued to make capital improvements to the Hotel in the amount of $4,079,000 and has completed its hotel renovation program.

The Company had cash and cash equivalents of $4,333,000 and $5,960,000 as of June 30, 2024 and 2023, respectively. The Company had restricted cash of $4,361,000 and $6,914,000 as of June 30, 2024 and 2023, respectively. The Company had marketable securities, net of margin due to securities brokers, of $7,266,000 and $15,328,000 as of June 30, 2024 and 2023, respectively. These marketable securities are short-term investments and liquid in nature.

On December 16, 2020, Justice and InterGroup entered into a loan modification agreement which increased Justice’s borrowing from InterGroup as needed up to $10,000,000 and extended the maturity date of the loan to July 31, 2021. On July 7, 2021, the maturity date was extended to July 31, 2022. Upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. As of June 30, 2023 and 2022, the balance of the loan was $15,700,000 and $14,200,000, net of loan amortization costs of zero, respectively. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. In March 2024, Portsmouth and InterGroup entered in a loan modification agreement which increased Portsmouth’s borrowing amount to $30,000,000. Portsmouth agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. During the fiscal year ending June 30, 2024 and 2023, InterGroup advanced to the Hotel $10,793,000 and $1,500,000, respectively, bringing the total amounts due to InterGroup were $26,493,000 and $15,700,000 as of June 30, 2024 and 2023. Portsmouth has not made any paid-downs to its note payable to InterGroup.

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

On December 15, 2023, the Company obtained a second mortgage note payable in the amount of $4,573,000 on its 358-unit apartment complex in Las Colinas, Texas. The term of the loan is approximately 7 years with an interest rate of 7.60%. The mortgage loan matures in November 2031.

On April 27, 2020, InterGroup entered into a loan agreement (“SBA Loan - InterGroup”) with CIBC Bank USA under the CARES Act and received loan proceeds in the amount of $453,000. As of March 31, 2021, InterGroup had used all of the $453,000 loan proceeds in qualified payroll expenses. The SBA Loan – InterGroup was scheduled to mature on April 27, 2022 and had a 1.00% interest rate. The SBA Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. If the SBA approves the forgiveness amount, all payments of principal and interest are deferred until the date the forgiveness amount is remitted by the SBA to CIBC. If the SBA does not forgive any amount of the loan, payments would start within 30 days. All unforgiven portion of the principal and accrued interest will be due at maturity. In March of 2021 the SBA had forgiven the full $453,000 of the SBA Loan. In February 2024 InterGroup repaid the loan after an eligibility investigation took place concluding the type of business was ineligible for the loan. The repayment of the SBA loan has been recorded as a loss on extinguishment of debt in the condensed consolidated statements of operations for the year ended June 30, 2024.

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

The following table provides a summary as of June 30, 2023, the Company’s material financial obligations which also includes interest payments.

		Year	Year	Year	Year	Year
	Total	2025	2026	2027	2028	2029	Thereafter
Mortgage and subordinated notes payable	$190,486,000	$110,778,000	$1,161,000	$3,295,000	$1,768,000	$1,843,000	$71,641,000
Other notes payable	2,388,000	567,000	567,000	463,000	317,000	317,000	157,000
Interest	32,784,000	11,571,000	2,757,000	2,649,000	2,653,000	2,587,000	10,567,000
Total	$225,658,000	$122,916,000	$4,485,000	$6,407,000	$4,738,000	$4,747,000	$82,365,000

NOTE 3 – REVENUE

Our revenue from real estate is primarily rental income from residential and commercial property leases which is recorded when due from residents and is recognized monthly as earned. The revenue recognition rules under ASC 606 specifically eliminates rental revenue from the accounting standard.

The following table presents our Hotel revenue disaggregated by revenue streams.

For the year ended June 30,	2024	2023
Hotel revenues:
Hotel rooms	$35,239,000	$35,684,000
Food and beverage	3,213,000	2,625,000
Garage	2,988,000	2,790,000
Other operating departments	446,000	928,000
Total Hotel revenue	$41,886,000	$42,027,000

Contract Assets and Liabilities

The Company does not have any material contract assets as of June 30, 2024 and 2023, other than trade and other receivables, net on our consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

Portsmouth records contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within accounts payable and other liabilities on our consolidated balance sheets and had a balance of $290,000 at July 1, 2023. During the year ended June 30, 2024, the entire $290,000 was recognized as revenue. Contract liabilities increased to $370,000 as of June 30, 2024. The increase as of June 30, 2024, was primarily driven by an increase in advance deposits received from customers for services to be performed after June 30, 2024. Contract liabilities decreased to $290,000 as of June 30, 2023 from $493,000 as of June 30, 2022. The decrease for the twelve months ended June 30, 2023 was primarily driven by decrease in advance deposits received from customers for services to be performed after June 30, 2023.

Contract Costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2024	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(1,521,000)	284,000
Furniture and equipment	40,310,000	(31,396,000)	8,914,000
Building and improvements	67,159,000	(38,194,000)	28,965,000
Investment in Hotel, net	$112,012,000	$(71,111,000)	$40,901,000

		Accumulated	Net Book
June 30, 2023	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(1,239,000)	566,000
Furniture and equipment	38,727,000	(29,682,000)	9,045,000
Building and improvements	64,665,000	(36,696,000)	27,969,000
Investment in Hotel, net	$107,935,000	$(67,617,000)	$40,318,000

NOTE 5 - INVESTMENT IN REAL ESTATE, NET

At June 30, 2024, the Company’s investment in real estate consisted of twenty properties located throughout the United States. These properties include sixteen apartment complexes, three single-family houses as strategic investments, and one commercial real estate property. The Company also owns unimproved land located in Maui, Hawaii.

Investment in real estate included the following:

As of June 30,	2024	2023
Land	$22,998,000	$22,998,000
Buildings, improvements and equipment	75,460,000	73,151,000
Accumulated depreciation	(52,846,000)	(50,022,000)
	45,612,000	46,127,000
Land held for development	1,930,000	1,930,000
Investment in real estate, net	$47,542,000	$48,057,000

NOTE 6 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At June 30, 2024 and 2023, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments are included in earnings. Trading securities are summarized as follows:

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Fair Value
As of June 30, 2024
Corporate Equities	$6,262,000	$1,697,000	$(505,000)	$1,192,000	$7,454,000

As of June 30, 2023
Corporate Equities	$15,419,000	$3,713,000	$(787,000)	$2,926,000	$18,345,000

Net gain (loss) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of the two components for the years ended June 30, 2024 and 2023, respectively.

For the year ended June 30,	2024	2023
Realized gain (loss) on marketable securities	$1,251,000	$(1,712,000)
Unrealized (loss) gain on marketable securities	(1,736,000)	2,838,000
Net (loss) gain on marketable securities	$(485,000)	$1,126,000

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

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2024	Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$3,358,000
Communication services	1,994,000
T-Notes	933,000
Energy	303,000
Financial services	269,000
Healthcare	179,000
Utilities	163,000
Industrial	159,000
Basic materials	75,000
Technology	21,000
$7,454,000

As of June 30, 2023	Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$6,985,000
Technology	2,779,000
T-Notes	2,093,000
Financial services	1,865,000
Consumer cyclical	1,689,000
Basic materials	1,047,000
Healthcare	739,000
Communication services	566,000
Industrial	485,000
Utilities	97,000
$18,345,000

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date.

NOTE 8 – OTHER ASSETS

Other assets consist of the following as of June 30:

	2024	2023
Accounts receivable, net	$654,000	$631,000
Prepaid expenses	751,000	648,000
Miscellaneous assets	1,103,000	681,000
Prepaid taxes	712,000	804,000
Total other assets	$3,220,000	$2,764,000

NOTE 9 –OTHER FINANCING TRANSACTIONS

The following summarizes the balances of other notes payable as of June 30, 2024 and 2023, respectively.

As of June 30,	2024	2023

Note payable – Hilton	$1,742,000	$2,058,000
Note payable – Aimbridge	646,000	896,000
Total other notes payable	$2,388,000	$2,954,000

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $317,000 annually through 2030 by Hilton if the Hotel is still a Franchisee with Hilton.

On February 1, 2017, Operating entered an HMA with Ambridge to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Ambridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. During the first quarter of fiscal year 2021, the Hotel obtained approval from Ambridge to use the key money for hotel operations and the funds were exhausted by December 31, 2020. The unamortized portion of the key money in the amount of $646,000 and $896,000 are included in other notes payable in the consolidated balance sheets at June 30, 2024 and 2023, respectively.

Future minimum principal payments for all other financing transactions are as follows:

For the year ending June 30,
2025	$567,000
2026	567,000
2027	463,000
2028	317,000
2029	317,000
Thereafter	157,000
$2,388,000

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. In March 2024, Portsmouth and InterGroup entered in a loan modification agreement which increased Portsmouth’s borrowing amount to $30,000,000. Portsmouth agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. During the fiscal year ending June 30, 2024 and 2023, InterGroup advanced to the Hotel $10,793,000 and $1,500,000, respectively, bringing the total amounts due to InterGroup were $26,493,000 and $15,700,000 as of June 30, 2024 and 2023. Portsmouth has not made any paid-downs to its note payable InterGroup. This note has been eliminated in the consolidated financial statements.

Four of the Portsmouth directors serve as directors of InterGroup. The Company’s Vice President Real Estate was elected President of Portsmouth in May 2021. The Company’s director and Chairman of the Audit Committee is William J. Nance.

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

The Mortgage Loan is secured by Operating’s principal asset, the Hilton San Francisco-Financial District (the “Property”). The Mortgage Loan bears an interest rate of 5.275% per annum and matures in January 2024. The term of the loan is 10 years with interest only due in the first three years and principal and interest on the remaining seven years of the loan based on a thirty-year amortization schedule. The Mortgage Loan also requires payments for impounds related to property tax, insurance and capital improvement reserves. As additional security for the Mortgage Loan, there is a limited guaranty (“Mortgage Guaranty”) executed by Portsmouth in favor of the Mortgage Lender. On April 29, 2024, U.S. Bank National Association and other lenders (“Lender”) entered into a Forbearance Agreement (the “Mortgage Loan Forbearance Agreement”), all capitalized terms are used in this paragraph as defined in this agreement with Operating. Assuming no Termination Event occurs, Lender agrees to not take any action with respect to the loan facility set forth therein prior to January 1, 2025. During the Forbearance Period, Operating shall make all regularly scheduled payments to the Lender. The Mortgage Loan Forbearance Agreement also contains amended terms as to financial covenants and a 10% principal paydown in the amount of $8,589,706.44 to be applied by the Lender upon execution of the Mortgage Loan Forbearance Agreement. Retroactive to January 1, 2024, Operating is required to accrue an additional 4% default interest, due and payable to Lender at the new maturity or loan prepayment. In addition, Operating paid 1% forbearance fee or $858,971 to Lender upon execution of the Forbearance Agreement.

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

In order to refinance the Hotel’s aforementioned debt, in May 2024, the Company entered into a financing procurement agreement with a global provider of financial advisory services to real estate owners. The Company will endeavor to refinance the aforementioned loans prior to their new maturity.

The Guaranties are limited to what are commonly referred to as “bad boy” acts, including: (i) fraud or intentional misrepresentations; (ii) gross negligence or willful misconduct; (iii) misapplication or misappropriation of rents, security deposits, insurance, or condemnation proceeds; and (iv) failure to pay taxes or insurance. The Guaranties are full recourse guaranties under identified circumstances, including failure to maintain “single purpose” status which is a factor in a consolidation of Operating or Mezzanine in a bankruptcy of another person, transfer, or encumbrance of the Property in violation of the applicable loan documents, Operating or Mezzanine incurring debts that are not permitted, and the Property becoming subject to a bankruptcy proceeding. Pursuant to the Guaranties, the Partnership was required to maintain a certain minimum net worth and liquidity. Effective as of May 12, 2017, InterGroup agreed to become an additional guarantor under the limited guaranty and an additional indemnitor under the environmental indemnity for the $97,000,000 mortgage loan and the $20,000,000 mezzanine loan. Pursuant to the agreement, InterGroup is required to maintain a certain net worth and liquidity. As of June 30, 2024 and 2023, InterGroup is in compliance with both requirements. Justice Operating Company, LLC is not meeting certain of its loan covenants such as the Debt Service Coverage Ratio (“DSCR”) which would trigger the creation of a lockbox and cash sweep by the Lender for all cash collected by the Hotel, and under certain terms, would allow the Lender to request Operating to replace its hotel management company. However, such lockbox has been created and utilized from the loan inception and will be in place up to loan maturity regardless of the DSCR. Justice has not missed any of its debt service payments and does not anticipate missing any debt obligations for at least the next twelve months and beyond.

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

On December 15, 2023, the Company obtained a second mortgage note payable in the amount of $4,573,000 on its 358-unit apartment complex in Las Colinas, Texas. The term of the loan is approximately 7 years with an interest rate of 7.60%. The mortgage loan matures in November 2031.

Each mortgage notes payable is secured by real estate or the Hotel. As of June 30, 2024 and 2023, the mortgage notes payables are summarized as follows:

	As of June 30, 2024
	Number	Note	Note	Mortgage	Interest
Property	of Units	Origination Date	Maturity Date	Balance	Rate

SF Hotel	544 rooms	December 2013	January 2025	$76,962,000	5.28%
					plus 4% default rate
SF Hotel	544 rooms	July 2019	January 2025	24,500,000	7.25%
					plus 4% default rate
		Mortgage notes payable – Hotel		101,462,000
		Debt issuance costs		(679,000)
		Total mortgage notes payable – Hotel		$100,783,000

Florence	157	March 2015	April 2025	$2,834,000	3.87%
Las Colinas	358	October 2021	November 2031	28,800,000	2.95%
Las Colinas	358	December 2023	November 2031	4,573,000	7.60%
Morris County	151	April 2020	May 2030	16,807,000	3.17%
St. Louis	264	May 2023	May 2025	5,355,000	8.60%
Los Angeles	4	July 2021	July 2051	1,088,000	3.50%
Los Angeles	2	July 2021	July 2051	659,000	3.50%
Los Angeles	1	June 2021	August 2051	867,000	3.50%
Los Angeles	31	October 2020	November 2030	8,102,000	2.52%
Los Angeles	30	June 2022	July 2052	5,662,000	4.40%
Los Angeles	14	January 2021	February 2031	2,585,000	3.05%
Los Angeles	12	June 2016	June 2026	1,919,000	3.59%
Los Angeles	9	June 2020	July 2030	2,386,000	3.09%
Los Angeles	9	November 2020	December 2030	1,848,000	3.05%
Los Angeles	8	July 2021	July 2051	1,503,000	3.50%
Los Angeles	7	August 2012	September 2042	733,000	3.75%
Los Angeles	4	June 2021	August 2051	1,088,000	3.50%
Los Angeles	1	June 2021	August 2051	523,000	3.50%
Los Angeles	4	July 2021	August 2051	783,000	3.50%
Los Angeles	1	September 2018	October 2048	910,000	3.50%
		Mortgage notes payable – real estate		89,025,000
		Debt issuance costs		(852,000)
		Total mortgage notes payable – real estate		$88,173,000

	As of June 30, 2023
	Number	Note	Note	Mortgage	Interest
Property	of Units	Origination Date	Maturity Date	Balance	Rate

SF Hotel	544 rooms	December 2013	January 2024	$87,240,000	5.28%
SF Hotel	544 rooms	July 2019	January 2024	20,000,000	7.25%
		Mortgage notes payable – Hotel		107,240,000
		Debt issuance costs		(123,000)
		Total mortgage notes payable – Hotel		$107,117,000

Florence	157	March 2015	April 2025	$2,917,000	3.87%
Las Colinas	358	October 2021	November 2031	28,800,000	2.95%
Morris County	151	April 2020	May 2030	17,208,000	3.17%
St. Louis	264	May 2013	May 2023	5,360,000	8.60%
Los Angeles	4	July 2021	July 2051	1,112,000	3.50%
Los Angeles	2	July 2021	July 2051	674,000	3.50%
Los Angeles	1	June 2021	August 2051	886,000	3.50%
Los Angeles	31	October 2020	November 2030	8,291,000	2.52%
Los Angeles	30	June 2022	July 2052	5,762,000	4.40%
Los Angeles	14	January 2021	February 2031	2,645,000	3.05%
Los Angeles	12	June 2016	June 2026	1,974,000	3.59%
Los Angeles	9	June 2020	July 2030	2,443,000	3.09%
Los Angeles	9	November 2020	December 2030	1,891,000	3.05%
Los Angeles	8	July 2021	July 2051	1,535,000	3.50%
Los Angeles	7	August 2012	September 2042	751,000	3.75%
Los Angeles	4	June 2021	August 2051	1,112,000	3.50%
Los Angeles	1	June 2021	August 2051	534,000	3.50%
Los Angeles	4	July 2021	August 2051	800,000	3.50%
Los Angeles	1	September 2018	October 2048	934,000	3.50%
		Mortgage notes payable – real estate		85,629,000
		Debt issuance costs		(872,000)
		Total mortgage notes payable – real estate		$84,757,000

Future minimum payments for all mortgage notes payable are as follows:

For the year ending June 30,
2025	$110,778,000
2026	1,161,000
2027	3,295,000
2028	1,768,000
2029	1,843,000
Thereafter	71,642,000
$190,487,000

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

For the fiscal years ended June 30, 2024 and 2023, hotel management fees were $706,000 and $711,000, and incentive fees of $0 and $505,000, respectively, offset by key money amortization of $250,000 for both years and are included in Hotel operating expenses in the consolidated statements of operations. However, the Hotel is currently in discussions with Aimbridge regarding a dispute in connection with the validity of the incentive fees as they relate directly to the Covid pandemic. As part of the Hotel management agreement, Aimbridge, through the Company’s wholly owned subsidiary, Kearny Street Parking LLC, manages the parking garage in-house.

NOTE 12 – CONCENTRATION OF CREDIT RISK

As of June 30, 2024 and 2023, receivables related to Hotel customers were $519,000 and $419,000, respectively. Usually, credit extended to the Company’s tenants at its rental properties is of low risk as leases do not extend beyond one year and if tenants become delinquent, local eviction laws are used to evict tenants. However, as of June 30, 2024 and 2023 accounts receivable from the Company’s rental properties was $788,000 and $698,000, respectively and allowance for doubtful accounts was $653,000 and $486,000, respectively. This unusual large gross receivable amounts from our rental properties was due to temporary eviction moratorium imposed by the federal and state governmental authorities since the beginning of the COVID19 pandemic. Under the eviction moratorium, the Company was not allowed to evict tenants for non-payment of rent. In the State of California, the “Los Angeles County’s COVID-19 Tenant Protection Resolution” expired on March 31, 2023, thereby lifting the eviction moratorium but allowing the tenants additional time to for their past due rent. For tenants that owe rent from March 1, 2020 through September 30, 2021, tenants must pay by August 1, 2023; for tenants that owe rent from October 1, 2021 through January 31, 2023, tenants must pay by February 1, 2024. The Company will continue to pursue its collections to the full extent allowed by the various governmental housing authorities around the country.

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

NOTE 13 – INCOME TAXES

The provision for the Company’s income tax (expense) benefit is comprised of the following:

For the years ended June 30,	2024	2023

Federal
Current tax (expense) benefit	$(20,000)	$116,000
Deferred tax benefit (expense)	206,000	(6,419,000)
	186,000	(6,303,000)

State
Current tax expense	(100,000)	(9,000)
Deferred tax expense	(3,000)	(2,121,000)
	(103,000)	(2,130,000)

Income Tax (expense) benefit	$83,000	$(8,433,000)

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:

For the years ended June 30,	2024	2023

Statutory federal tax rate	$2,644,000	$315,000
State income taxes, net of federal tax benefit	1,051,000	375,000
Dividend received deduction	24,000	18,000
Perm differences	(542,000)	-
Provision to return adjustment	(712,000)	334,000
Net operating loss true up	-	275,000
Valuation allowance	(2,700,000)	(10,231,000)
Payable true up	320,000	249,000
State rate change impact	33,000	352,000
Other	(35,0000)	(120,000)
	$83,000	$(8,433,000)

The components of the deferred tax asset and liabilities are as follows:

	June 30, 2024	June 30, 2023
Deferred tax assets:
Net operating loss carryforwards	$14,512,000	$13,187,000
Deferred gains on real estate sale and depreciation	14,259,000	15,054,000
Capital loss carryforwards	1,605,000	1,919,000
Accruals and reserves	808,000	843,000
Interest expense	5,157,000	3,185,000
Tax credits	603,000	566,000
State taxes	141,000	139,000
Other	110,000	204,000
Deferred Tax Asset before Valuation Allowance	37,195,000	35,097,000
Valuation Allowance	(36,484,000)	(33,784,000)
Deferred Tax Asset after Valuation Allowance	711,000	1,313,000
Deferred tax liabilities:
Deferred gains on real estate sale and depreciation	(4,654,000)	(4,796,000)
Unrealized gain on marketable securities	(291,000)	(747,000)
Gain on insurance claim	-	(696,000)
Other	(490,000)	-
Deferred Tax Liability	(5,435,000)	(6,239,000)
Net deferred tax (liability) asset	$(4,724,000)	$(4,927,000)

Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2024, it has been determined that it is more likely than not that the deferred tax asset will not be recognized. Thus, there is a valuation allowance of $36,484,000 as of June 30, 2024. This was an increase of $2,700,000 from June 30, 2023.

As of June 30, 2024, the Company had net operating loss carryforwards (“NOL”) available for carryforward of approximately $43,396,000 and $63,131,000 for federal and state purposes, respectively. Of the $43,396,000 federal NOL carryforwards, $14,707,000 expire in varying amounts through 2037 and $26,833,000 of post-2017 NOLs can be carried forward indefinitely. Note that the post-2017 NOLs may only offset 80% of future taxable income. The Company had capital loss carryforwards of $6,814,000 for federal and state purposes. The capital losses begin to expire in 2024 for both federal and state purposes. There are immaterial California state tax credits of $603,000 which expire in various years.

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

Below is the breakdown of the net operating losses for Intergroup and Portsmouth.

	Federal	State
InterGroup	$-	$3,791,000
Portsmouth	43,396,000	59,340,000
	$43,396,000	$63,131,000

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

As of June 30, 2024, tax years beginning in fiscal 2020 and 2019 remain open to examination by the federal and state tax jurisdictions, respectively, and are subject to the statute of limitations.

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

Unrecognized Tax Benefits at June 30, 2023	$1,665,000
Increase in tax positions taken	-
Decrease in tax positions taken	-
Unrecognized Tax Benefits at June 30, 2024	$1,665,000

$1,665,000 of unrecognized tax benefits as of June 30, 2024 and June 30, 2023, respectively, would impact the effective tax rate if recognized. The unrecognized tax benefit is not expected to reverse in the next 12 months. Interest and penalties related to income tax matters are classified as a component of income tax expense. As of June 30, 2024 and June 30, 2023, no interest and penalties were recorded.

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

Information below represents reported segments for the years ended June 30, 2024 and 2023. Segment income from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Loss from investments consists of net investment gain (loss), dividend and interest income and investment related expenses.

As of and for the year ended	Hotel	Real Estate	Investment
June 30, 2024	Operations	Operations	Transactions	Other	Total
Revenues	$41,886,000	$16,254,000	$-	$-	$58,140,000
Segment operating expenses	(36,139,000)	(9,836,000)	-	(4,391,000)	(50,366,000)
Segment income (loss) from operations	5,747,000	6,418,000	-	(4,391,000)	7,774,000
Interest expense - mortgages	(9,407,000)	(2,600,000)	-	-	(12,007,000)
Loss on extinguishment of debt	-	-	-	(453,000)	(453,000)
Depreciation and amortization expense	(3,494,000)	(2,826,000)	-	-	(6,320,000)
Loss from investments	-	-	(1,633,000)	-	(1,633,000)
Income tax benefit	-	-	-	83,000	83,000
Net income (loss)	$(7,154,000)	$992,000	$(1,633,000)	$(4,761,000)	$(12,556,000)
Total assets	$46,694,000	$47,542,000	$7,454,000	$6,121,000	$107,875,000

As of and for the year ended	Hotel	Real Estate	Investment
June 30, 2023	Operations	Operations	Transactions	Other	Total
Revenues	$42,027,000	$15,580,000	$-	$-	$57,607,000
Segment operating expenses	(34,457,000)	(10,017,000)	-	(3,333,000)	(47,807,000)
Segment income (loss) from operations	7,570,000	5,563,000	-	(3,333,000)	9,800,000
Interest expense - mortgage	(6,467,000)	(2,118,000)	-	-	(8,585,000)
Gain on insurance recovery	-	2,692,000	-	-	2,692,000
Depreciation and amortization expense	(2,815,000)	(2,649,000)	-	-	(5,464,000)
Gain from investments	-	-	58,000	-	58,000
Income tax expense	-	-	-	(8,433,000)	(8,433,000)
Net income (loss)	$(1,712,000)	$3,488,000	$58,000	$(11,766,000)	$(9,932,000)
Total assets	$46,393,000	$48,057,000	$18,345,000	$9,563,000	$122,358,000

NOTE 15 – STOCK-BASED COMPENSATION PLANS

The Company currently has one equity compensation plan, which is the Intergroup 2010 Omnibus Employee Incentive Plan. The plan has been approved by the Company’s stockholders and are described below. Any outstanding options issued under the Key Employee Plan or the Non-Employee Director Plan remain effective in accordance with their terms.

As of June 30, 2024 and 2023, there were no RSUs outstanding.

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

In March 2017, the Compensation Committee awarded 18,000 stock options to the Company’s Chief Operating Officer, David C. Gonzalez, to purchase up to 18,000 shares of common stock. The per share exercise price of the options is $27.30 which is the fair value of the Company’s Common Stock as reported on NASDAQ Capital Market on March 2, 2017. The options expire ten years from the date of grant. Pursuant to the time vesting requirements, the options vest over a period of five years, with 3,600 options vesting upon each one-year anniversary of the date of grant. All 18,000 shares are vested as of June 30, 2024.

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

On December 21, 2023, the Company extended the expiration date of the 133,195 stock options originally issued to John V. Winfield, CEO on December 26, 2013 with an exercise price of $18.65. The original expiration date was December 26, 2023 and is extended to December 26, 2029. As a result of extending Mr. Winfield’s options, the Company recorded stock option compensation cost of $1,175,000 in December 2023. The fair value of the modification was estimated using the Black Scholes pricing model, which takes into account immediately before and after the modification date the exercise price $18.65 per share and expected life of the stock option of 0.01 and 6 years, the market price of the underlying stock on modification date and its expected volatility 72% and 50%, expected dividends 0% on the stock and the risk free interest rate 0.9% and 4.65% for the expected term of the stock option.

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

During the years ended June 30, 2024 and 2023, the Company recorded stock option compensation expense of $1,309,000 and $0, respectively, related to stock option compensation cost.

The following table summarizes the stock options activity from July 1, 2022 through June 30, 2024:

			Weighted Average	Weighted Average	Aggregate
		Number of Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at	July 1, 2022	251,195	$15.95	2.60 years	$6,628,000
Granted		-	-	-	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2023	251,195	$15.95	1.60 years	$4,957,000
Exercisable at	June 30, 2023	251,195	$15.95	1.60 years	$4,957,000
Vested at	June 30, 2023	251,195	$15.95	1.60 years	$4,957,000
Outstanding at	July 1, 2023	251,195	$15.95	1.60 years	$4,957,000
Granted		18,000	28.90	9.54 years	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2024	269,195	$16.81	4.15 years	$1,187,000
Exercisable at	June 30, 2024	251,195	$15.95	4.45 years	$1,187,000
Vested and expected
to vest at	June 30, 2024	269,195	$16.81	4.15 years	$1,187,000

NOTE 16 – RELATED PARTY TRANSACTIONS

As discussed in Note 9 – Related Party and Other Financing Transactions, upon the dissolution of Justice in December 2021, Portsmouth assumed Justice’s note payable to InterGroup in the amount of $11,350,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. In March 2024, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing amount to $30,000,000. Portsmouth agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. During the fiscal year ending June 30, 2024 and 2023, InterGroup advanced to the Hotel $10,793,000 and $1,500,000, respectively, to fund its hotel operations. As of June 30, 2024 and 2023, the amounts due to InterGroup were $26,493,000 and $15,700,000, respectively. Portsmouth has not made any paid-downs to its note payable to InterGroup.

Certain shared costs and expenses, primarily administrative expenses, rent and insurance are allocated between the Company and InterGroup based on management’s estimate of the pro rata utilization of resources. For the years ended June 30, 2024 and 2023, these expenses were approximately $144,000 for each year. Those fees are eliminated in consolidation.

As of June 30, 2024, InterGroup owns approximately 75.7% of the outstanding common shares of Portsmouth. As of June 30, 2024, the Company’s President, Chairman of the Board and Chief Executive Officer, John Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth.

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

Franchise Agreements

The Partnership entered into a Franchise License Agreement (the “License Agreement”) with the HLT Existing Franchise Holding LLC (“Hilton”) on December 10, 2004. The term of the License agreement was for an initial period of 15 years commencing on the date the Hotel began operating as a Hilton hotel, with an option to extend the License Agreement for another five years, subject to certain conditions. On June 26, 2015, Operating and Hilton entered into an amended franchise agreement which amongst other things extended the License Agreement through 2030, and also provided Justice certain key money cash incentives to be earned through 2030.

Since the opening of the Hotel as a full brand Hilton in January 2006, Justice has incurred monthly royalties, program fees and information technology recapture charges equal to a percentage of the Hotel’s gross room revenue. Fees for such services during fiscal year 2024 and 2023 totaled approximately $2,967,000 and $3,029,000, respectively.

Employees

The Company’s corporate office and multifamily operations had 28 employees and the hotel operations had 187 employees as of June 30, 2024. On February 3, 2017, Aimbridge assumed all labor union agreements as agent for Hotel and Justice, and Justice provides all funding for all payroll and related costs. As of June 30, 2024, approximately 90% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which Aimbridge was a party to as agent for Hotel and Justice. CBA for Local 2 (Hotel and Restaurant Employees) expired on August 13, 2024 and is currently under negotiations. CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2024. CBA for Local 39 (Stationary Engineers) expired in July 2030.

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

Legal Matters

Portsmouth Square, Inc., through its operating company Justice Investors Operating Company, LLC, a Delaware limited liability company (the “Company”), is the owner of the real property located at 750 Kearny Street in San Francisco, currently improved with a 27 – story building which houses a Hilton Hotel (the “Property”). The Property was purchased and improved pursuant to the terms of a series of agreements with the City and County of San Francisco (the “City”) in the early 1970’s. The terms of the agreements and subsequent approvals and permits included a condition by which the Company was required to construct an ornamental overhead pedestrian bridge across Kearny Street, connecting the Property to a nearby City park and underground parking garage known as Portsmouth Square (the “Bridge”). Included in the approval process was the City’s issuance of a Major Encroachment Permit (“Permit”) allowing the Bridge to span over Kearney Street. As of May 24, 2022, the City has purported to revoke the Permit and on June 13, 2022, has directed the Company to submit a general bridge removal and restoration plan (the “Plan”) at the Company’s expense. The Company disputes the legality of the purported revocation of the Permit. The Company further disputes the existence of any legal or contractual obligation to remove the Bridge at its expense. In particular, representatives of the Company participated in meetings with the City on and at various times after August 1, 2019, to discuss a collaborative process for the possible removal of the Bridge. Until the purported revocation of the Permit in 2022, the City representatives repeatedly and consistently promised and agreed that the City will pay for the associated costs of any Bridge removal. Nevertheless, without waiving any rights, in an effort to understand all of the available options, and to provide a response to the City’s directives, the Company has engaged a Project Manager, a structural engineering firm and an architect to advise on the development of a Plan for the Bridge removal, as well as the reconstruction of the front of the Hilton Hotel. The Company has been working cooperatively with the City on the process for removal of the Bridge and its related physical encroachments, including obtaining regulatory approvals and permits. The Company is currently in discussion with the City regarding both the process and financial responsibility for the implementation of the Plan and reconstruction of the impacted portions of the Hotel. Those discussions are expected to continue at least through the end of 2024. A final Plan is currently not expected to be completed until late 2024, and permits are unlikely to be obtained until early 2025 at the earliest.

The Company may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company will defend itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

NOTE 18 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that the accompanying financial statements were issued, and has determined that no material subsequent events that require adjustment to or disclosure in the financial statements exist through the date of this filing.

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

As of June 30, 2024, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for the stock-based compensation was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of June 30, 2024.

During the end quarter of fiscal 2023, we identified a material weakness in internal controls over financial reporting related to our accounting for deferred tax asset valuation allowance. Specifically, we did not design and maintain effective controls to identify items within the deferred tax balances that could be materially incorrect. We are undergoing ongoing evaluation and improvements in our internal control over financial reporting. Regarding our identified material weakness, we have performed the following remediation efforts:

In order to mitigate the material weakness to the fullest extent possible, management hired a new tax CPA specialist to review and do a detailed analysis which was completed for the year ended June 30, 2024. The preparation of the Company’s deferred tax assets and liabilities will be reviewed annually by tax experts as well as the Principal Financial Officer and the Chief Executive Officer.

As of June 30, 2023, these controls were not operating effectively as noted by an elimination in its entirety the carrying tax assets due to the setup of a valuation allowance. As of June 30, 2024, management concludes that the material weakness has been remediated by its active engagement in the provision preparation process and will continue to enhance its controls over the preparation of its tax provision.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As stated in our report on internal control over financial reporting, the material weakness as it relates to tax provision preparation has been remediated in fiscal year 2024.

Item 9B. Other Information.

During the three months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2024:

Name	Position with the Company	Age	Term to Expire
Class A Directors:

John V. Winfield (4)	Chairman of the Board; President and Chief Executive Officer	77	Fiscal 2024 Annual Meeting

Steve Grunwald (3) (5)	Director	42	Fiscal 2024 Annual Meeting

Class B Directors:

Yvonne L. Murphy (1) (2) (4)	Director	67	Fiscal 2025 Annual Meeting

William J. Nance (2) (3) (4)	Director	80	Fiscal 2025 Annual Meeting

Class C Director:

John C. Love (1) (2) (3)	Director	84	Fiscal 2026 Annual Meeting

Executive Officers:

David C. Gonzalez (4)	Chief Operating Officer, Advisor of Executive Strategic Real Estate and Securities Investment Committee, and President of Portsmouth	57	N/A

Jolie Kahn	Secretary	59	N/A

Ann Marie Blair	Treasurer, Controller (Principal Financial Officer). Ms. Blair appointed effective July 6, 2023	37	N/A

Danfeng Xu	Treasurer, Controller (Principal Financial Officer), and Secretary Resigned effective August 31, 2022	36	N/A

(1)	Member of the Nominating Committee
(2)	Member of the Compensation Committee
(3)	Member of the Audit Committee
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

Item 11. Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers of the Company whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiaries for each of the Company’s last two completed fiscal years ended June 30, 2024 and 2023. There was no non-equity incentive plan compensation or nonqualified deferred compensation earnings. There are currently no employment contracts with the executive officers.

SUMMARY COMPENSATION TABLE

Name and Position	Fiscal Year	Salary		Bonus	Other Compensation		Total

John V. Winfield	2024	$838,000	(1)	$-	$59,000	(2)	$897,000	(3)
Chairman, President and	2023	$838,000	(1)	$600,000	$59,000	(2)	$1,497,000	(3)
Chief Executive Officer

David C. Gonzalez	2024	$444,000		$-	$-		$444,000	(4)
Chief Operating Officer	2023	$444,000		$600,000	$-		$1,044,000	(4)

Ann Marie Blair	2024	$175,000		$3,000	$-		$178,000	(3)
Treasurer and Controller	2023	$-		$-	$-		$-	(3)
(Principal Financial Officer)

Danfeng Xu	2024	$-		$-	$-		$-	(3)
Treasurer and Controller	2023	$39,000		$-	$-		$39,000	(3)
(Principal Financial Officer, resigned August 2022)

(1)	Mr. Winfield also serves as Chairman of the Board of Portsmouth. During fiscal year 2023, Mr. Winfield received salary of $433,000 from Portsmouth. The amounts include director’s fees totaling $6,000 and $6,000 for the fiscal years 2024 and 2023, respectively.

(2)	Compensation for a portion of the salary of an assistant to Mr. Winfield.

(3)	Compensation is allocated approximately 50% to the Company and 50% to Portsmouth.

(4)	Mr. Gonzalez also serves as the President of Portsmouth. Compensation is allocated 67% to the Company and 33% to Portsmouth.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2024

The following table sets forth information concerning option awards and stock awards for each named executive officer that were outstanding as of the end of the Company’s last completed fiscal year ended June 30, 2024. There were no other equity incentive plan awards that were outstanding.

	Option Awards
	Number of		Number of
	securities		securities
	underlying		underlying
	unexercised		unexercised		Option	Option
	options (#)		options (#)		exercise	expiration
Name	exercisable		Un-exercisable		price $	date

John V. Winfield	100,000	(1)	-		$10.30	3/16/26
John V. Winfield	133,195	(2)	-		$18.65	12/26/29
David C. Gonzalez	18,000	(3)	-		$27.30	3/2/27
David C. Gonzalez	-		18,000	(4)	$28.90	10/13/33

(1)	Stock options issued to Mr. Winfield pursuant to the Company’s 2010 Incentive Plan are subject to both time and performance-based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one-year anniversary of the date of grant, March 16, 2010. Pursuant to the performance vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2024, the performance vesting requirements of the options were satisfied.

(2)	On December 26, 2013, the Compensation Committee authorized, subject to shareholder approval, a grant of non-qualified and incentive stock options for an aggregate of 160,000 shares (the “Option Grant”) to the Company’s President and Chief Executive Officer, John V. Winfield. The stock option grant was approved by shareholders on February 19, 2014. The grant of stock options was made pursuant to, and consistent with, the 2010 Incentive Plan, as proposed to be amended. The non-qualified stock options are for 133,195 shares and have a term of ten years, expiring on December 26, 2023, with an exercise price of $18.65 per share. The incentive stock options are for 26,805 shares and have a term of five years, expiring on December 26, 2018, with an exercise price of $20.52 per share. In accordance with the terms of the 2010 Incentive Plan, the exercise prices were based on 100% and 110%, respectively, of the fair market value of the Company’s common stock as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on the date of grant. The stock options are subject to time vesting requirements, with 20% of the options vesting annually commencing on the first anniversary of the grant date. In December 2018, Mr. Winfield exercised the 26,805 vested incentive stock options by surrendering 17,439 shares of the Company’s common stock at fair value as payment of the exercise price, resulting in a net issuance to him of 9,366 shares. No additional compensation expense was recorded related to the issuance.

(3)	Mr. Gonzalez’s stock options vest over a period of five years, with 3,600 options vesting upon each one-year anniversary of the date of grant, March 2, 2017.

(4)	Mr. Gonzalez’s stock options vest over a period of three years, with 6,000 options vesting upon each one-year anniversary of the date of grant, October 13, 2023.

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

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30, which is 100% of the fair market value of the Company’s Common Stock as determined by reference to the closing price of the Company’s Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options had an original expiration date ten years from the date of grant, unless terminated earlier in accordance with the terms of the 2010 Incentive Plan. The options shall be subject to both time and market-based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2024, all the market vesting requirements have been met.

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

The following table sets forth the compensation paid to directors during the fiscal year ended June 30, 2024:

DIRECTOR COMPENSATION

	Fees Earned
Name	or Paid in Cash*		Stock Awards	All Other Compensation	Total

John C. Love	$46,000	(1)	-	-	$46,000

William J. Nance	$48,000	(2)	-	-	$48,000

Steve Grunwald	$44,000	(3)	-	-	$44,000

Yvonne L. Murphy	$40,000	(4)	-	-	$40,000

John V. Winfield (5)	-		-	-

*	Amounts shown include board retainer fees, committee fees and meeting fees.

(1)	Mr. Love also serves as director of the Company’s subsidiary, Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Portsmouth.

(2)	Mr. Nance also serves as a director of the Company’s subsidiary, Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Portsmouth.

(3)	Mr. Grunwald also serves as director of the Company’s subsidiary, Portsmouth. Amounts shown include $6,000 in regular board fees paid by Portsmouth.
(4)	Ms. Murphy also serves as director of the Company’s subsidiary, Portsmouth. Amounts shown include $6,000 in regular board fees paid by Portsmouth.

(5)	As Chief Executive Officer, the Company’s Chairman, John V. Winfield, was not paid any board, committee or meetings fees. Mr. Winfield received $6,000 in regular board fees from Portsmouth, which is reported on the Summary Compensation Table.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as of September 30, 2024, certain information with respect to the beneficial ownership of Common Stock of the Company owned by those persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	1,686,374	(3)	69.4%
1516 S. Bundy Drive, Suite 200 Los Angeles, California 90025

(1)	Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2)	Percentages are calculated on the basis of 2,178,955 shares of Common Stock outstanding as of September 30, 2024, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)	Includes 233,195 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

Security Ownership of Management.

The following table sets forth, as of September 30, 2024, certain information with respect to the beneficial ownership of Common Stock of the Company owned by (i) each Director and each of the named Executive Officers, and (ii) all Directors and Executive Officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	1,686,374	(3)	69.4%

William J. Nance	47,946		2.0%

John C. Love	8,561		*

David C. Gonzalez	44,769	(4)	1.8%

Yvonne L. Murphy	2,282		*

All Directors and Executive Officers as a Group (5 persons)	1,789,932		73.7%

*	Ownership does not exceed 1%.

(1)	Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2)	Percentages are calculated on the basis of 2,178,955 shares of Common Stock outstanding at September 30, 2024, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)	Includes 233,195 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

(4)	Includes 18,000 shares that Mr. Gonzalez has a right to acquire pursuant to vested stock options.

Changes in Control.

There are no arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of June 30, 2024 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	269,195	$16.81	None

Equity compensation plans not approved by security holders	None	N/A	None

Total	269,195	$16.81	None

(a) There were 251,195 stock options outstanding as of June 30, 2024.

(b) Reflects the weighted average exercise price of all outstanding options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Mr. Winfield owns 2.5% of Portsmouth. Director William Nance is a director and Chairman of the Audit Committee of Comstock Mining, Inc., since 2005.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Portsmouth and oversees the investment activity of Portsmouth. Effective June 2016, Mr. Winfield became the Managing Director of Justice and served in that position until the dissolution of Justice in December 2021. Depending on certain market conditions and various risk factors, the Chief Executive Officer and Portsmouth may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of Portsmouth, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

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

Item 14. Principal Accounting Fees and Services

On January 31, 2022, the Audit Committee retained WithumSmith+Brown, PC, PCAOB ID: 100 (“Withum”) as the Company’s independent registered public accounting firm. The aggregate fees billed for each of the last two fiscal years ended June 30, 2024 and 2023 for professional services rendered by Withum are set forth in the table below. These fees were billed for audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q reports, and services provided in connection with statutory and regulatory filings and engagements for those fiscal years.

	Fiscal Year
	2024	2023
Audit fees – Withum	$205,000	$215,000
Tax fees – Withum	56,000	131,000
TOTAL:	$261,000	$346,000

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

(a)(3) Exhibits

Set forth below is an index of applicable exhibits filed with this report according to exhibit table number.

Exhibit Number	Description

3.(i)	Articles of Incorporation:

3.1	Certificate of Incorporation, dated September 11, 1985, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4, filed on September 6, 1985 (Registration No. 33-00126) and Amendment 1 to that Registration Statement filed on October 23, 1985.

3.2	Restated Certificate of Incorporation, dated March 9, 1998, incorporated by reference to Exhibit 3 of the Company’s Amended Quarterly Report on Form 10-QSB/A for the period ended March 31, 1998, as filed on May 19, 1998.

3.3	Certificate of Amendment to Certificate of Incorporation, dated October 2, 1998, incorporated by reference to Exhibit 3 of the Company’s Quarterly report on Form 10-QSB for the period ended September 30, 1998, as filed on November 13, 1998.

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on August 6, 2007, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 as filed on September 28, 2007.

3.(ii)	Amended and Restated By-Laws of The InterGroup Corporation, effective as of December 10, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on December 12, 2007.

4.	Instruments defining the rights of security holders including indentures*

9.	Voting Trust Agreement: Voting Trust Agreement dated June 30, 1998 between John V. Winfield and The InterGroup Corporation is incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on September 28, 1998.

10.	Material Contracts:

10.1	1998 Stock Option Plan for Non-Employee Directors approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.2	1998 Stock Option Plan for Selected Key Officers, Employees and Consultants approved by the Board of Directors on December 8, 1998 and ratified by the shareholders on January 27, 1999 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 21, 1998).

10.3	The InterGroup Corporation 2007 Stock Compensation Plan for Non-Employee Directors (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Commission on January 26, 2007).

10.4	Amended and Restated Agreement of Limited Partnership of Justice Investors, effective November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q Report for the quarterly period ended December 31, 2010, filed with the Commission on February 11, 2011).

10.5	General Partner Compensation Agreement, dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to Company’s Form 10-Q Report for the quarterly period ended December 31, 2008, filed with the Commission on February 13, 2009).

10.6	The InterGroup Corporation 2008 Restricted Stock Unit Plan, adopted by the Board of Directors on December 3, 2008, and ratified by the shareholders on February 18, 2009 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Commission on January 21, 2009).

10.7	Restricted Stock Unit Agreement, dated February 18, 2009, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Commission on October 13, 2009).

10.8	The InterGroup Corporation 2010 Omnibus Employee Incentive Plan, approved by the shareholders and adopted by the Board of Directors on February 24, 2010 (incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Commission on January 27, 2010).

10.9	Employee Stock Option Agreement, dated March 16, 2010, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.9 of the Company’s report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Commission on September 27, 2010).

10.10	Franchise License Agreement, dated December 10, 2004, between Justice Investors and Hilton Hotels (incorporated by reference to Exhibit 10.10 of the Company’s amended report on Form 10-K/A for the fiscal year ended June 30, 2011, as filed with the Commission on August 24, 2012).

10.13	Employee Stock Option Agreement, dated February 28, 2012, between The InterGroup Corporation and John V. Winfield (incorporated by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the Commission on September 20, 2012).

10.16	Management Agreement, dated February 1, 2017, between Justice Operating Company, LLC and Aimbridge Management Company, LLC. (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K Report for the fiscal year ended June 30, 2017, as filed with the Commission on October 13, 2017). *

14	Code of Ethics (filed herewith).

19	Insider trading policy.

21	Subsidiaries (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm Withum Smith+Brown, PC

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

97	Policy Regarding Erroneously Awarded Compensation.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DFE	Inline XBRL Taxonomy Extension definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	All Exhibits marked by one asterisk are incorporated herein by reference to the Trust’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on September 6, 1985, Amendment No. 1 to Form S-4 as filed with the Securities and Exchange Commission on October 23, 1985, Exhibit 14 to Form 8 Amendment No. 1 to Form 8 filed with the Securities & Exchange Commission November 1987 and Form 8 Amendment No. 1 Item 4 filed with the Securities & Exchange Commission October 1988.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERGROUP CORPORATION
(Registrant)

Date:	September 30, 2024	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	September 30, 2024	by	/s/ Ann Marie Blair
Ann Marie Blair, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Executive Officer and	September 30, 2024
John V. Winfield	Chairman of the Board (Principal Executive Officer)

/s/ David C. Gonzalez	Chief Operating Officer	September 30, 2024
David C. Gonzalez

/s/ John C. Love	Director	September 30, 2024
John C. Love

/s/ Steve Grunwald	Director	September 30, 2024
Steve Grunwald

/s/ Yvonne L. Murphy	Director	September 30, 2024
Yvonne L. Murphy

/s/ William J. Nance	Director	September 30, 2024
William J. Nance

