Form 10-Q
period 2024-12-31
INTERGROUP CORP
filed 2025-02-14
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

☐ Yes ☒No

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	INTG	NASDAQ CAPITAL MARKET

The number of shares outstanding of registrant’s Common Stock, as of February 14, 2025 was 2,155,209.

PART I

FINANCIAL INFORMATION

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1 - Condensed Consolidated Financial Statements

As of	December 31, 2024	June 30, 2024
	(unaudited)
ASSETS
Investment in Hotel, net	$39,684,000	$40,901,000
Investment in real estate, net	46,957,000	47,542,000
Investment in marketable securities	5,657,000	7,454,000
Cash and cash equivalents	10,420,000	4,333,000
Restricted cash	3,966,000	4,361,000
Other assets, net	3,910,000	3,220,000
Total assets	$110,594,000	$107,811,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$16,099,000	$13,757,000
Accounts payable and other liabilities	3,455,000	4,265,000
Obligations for securities sold	673,000	188,000
Other notes payable	2,263,000	2,388,000
Deferred tax liability	4,724,000	4,724,000
Mortgage notes payable - Hotel, net	100,289,000	100,783,000
Mortgage notes payable - real estate, net	94,426,000	88,173,000
Total liabilities	221,929,000	214,278,000

Shareholders’ deficit:

Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,459,888 and 3,459,888 issued; 2,155,209 and 2,178,955 outstanding, respectively	38,000	38,000
Additional paid-in capital	3,574,000	3,648,000
Accumulated deficit	(65,755,000)	(62,632,000)
Treasury stock, at cost, 1,304,679 and 1,280,933 shares, respectively	(21,776,000)	(21,393,000)
Total InterGroup shareholders’ deficit	(83,919,000)	(80,339,000)
Noncontrolling interest	(27,416,000)	(26,128,000)
Total shareholders’ deficit	(111,335,000)	(106,467,000)

Total liabilities and shareholders’ deficit	$110,594,000	$107,811,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended December 31,	2024	2023
Revenues:
Hotel	$9,965,000	$10,225,000
Real estate	4,476,000	4,096,000
Total revenues	14,441,000	14,321,000

Costs and operating expenses:
Hotel operating expenses	(9,055,000)	(9,405,000)
Real estate operating expenses	(2,208,000)	(2,806,000)
Depreciation and amortization expenses	(1,648,000)	(1,562,000)
General and administrative expenses	(677,000)	(1,894,000)
Total costs and operating expenses	(13,588,000)	(15,667,000)

Income (loss) from operations	853,000	(1,346,000)

Other (expense) income:
Interest expense - mortgages	(3,530,000)	(2,210,000)
Net unrealized (loss) gain on marketable securities	(1,002,000)	289,000
Net realized gain on marketable securities	404,000	1,471,000
Dividend and interest income	34,000	144,000
Trading and margin interest expense	(337,000)	(381,000)
Total other expense, net	(4,431,000)	(687,000)

Loss before income taxes	(3,578,000)	(2,033,000)
Income tax expense	(119,000)	(118,000)
Net loss	(3,697,000)	(2,151,000)
Less: Net loss attributable to the noncontrolling interest	972,000	622,000
Net loss attributable to The InterGroup Corporation	$(2,725,000)	$(1,529,000)

Net loss per share attributable to The InterGroup Corporation
Basic	$(1.26)	$(0.69)
Diluted	$(1.26)	$(0.69)

Weighted average number of basic common shares outstanding	2,165,906	2,203,174
Weighted average number of diluted common shares outstanding	2,165,906	2,203,174

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the six months ended December 31,	2024	2023
Revenues:
Hotel	$21,785,000	$21,318,000
Real estate	9,562,000	8,513,000
Total revenues	31,347,000	29,831,000

Costs and operating expenses:
Hotel operating expenses	(17,847,000)	(18,686,000)
Real estate operating expenses	(4,665,000)	(5,162,000)
Depreciation and amortization expenses	(3,316,000)	(3,084,000)
General and administrative expenses	(1,537,000)	(2,649,000)
Total costs and operating expenses	(27,365,000)	(29,581,000)

Income from operations	3,982,000	250,000

Other (expense) income:
Interest expense - mortgages	(7,044,000)	(4,461,000)
Net unrealized loss on marketable securities	(214,000)	(390,000)
Net realized (loss) gain on marketable securities	(255,000)	1,365,000
Dividend and interest income	121,000	270,000
Trading and margin interest expense	(661,000)	(703,000)
Total other expense, net	(8,053,000)	(3,919,000)

Loss before income taxes	(4,071,000)	(3,669,000)
Income tax expense	(478,000)	(104,000)
Net loss	(4,549,000)	(3,773,000)
Less: Net loss attributable to the noncontrolling interest	1,426,000	1,000,000
Net loss attributable to The InterGroup Corporation	$(3,123,000)	$(2,773,000)

Net loss per share attributable to The InterGroup Corporation
Basic	$(1.44)	$(1.26)
Diluted	$(1.44)	$(1.26)

Weighted average number of basic common shares outstanding	2,169,683	2,204,300
Weighted average number of diluted common shares outstanding	2,169,683	2,204,300

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury	InterGroup Shareholders’	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2024	3,459,888	$38,000	$3,648,000	$(62,632,000)	$(21,393,000)	$(80,339,000)	$(26,128,000)	$(106,467,000)
Net loss	-	-	-	(398,000)	-	(398,000)	(454,000)	(852,000)
Stock options expense	-	-	45,000	-	-	45,000	-	45,000
Purchase of treasury stock	-	-	-	-	(205,000)	(205,000)	-	(205,000)
Balance at September 30, 2024	3,459,888	38,000	3,693,000	(63,030,000)	(21,598,000)	(80,897,000)	(26,582,000)	(107,479,000)
Net loss	-	-	-	(2,725,000)	-	(2,725,000)	(972,000)	(3,697,000)
Stock options expense	-	-	20,000	-	-	20,000	-	20,000
Investment in Portsmouth	-	-	(139,000)	-	-	(139,000)	138,000	(1,000)
Purchase of treasury stock	-	-	-	-	(178,000)	(178,000)	-	(178,000)

Balance at December 31, 2024	3,459,888	$38,000	$3,574,000	$(65,755,000)	$(21,776,000)	$(83,919,000)	$(27,416,000)	$(111,335,000)

	Common Stock		Additional Paid-in	Accumulated	Treasury	InterGroup Shareholders’	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2023	3,459,888	$33,000	$2,445,000	$(52,835,000)	$(20,794,000)	$(71,151,000)	$(23,453,000)	$(94,604,000)
Net loss	-	-	-	(1,244,000)	-	(1,244,000)	(378,000)	(1,622,000)
Investment in Portsmouth	-	-	(106,000)	-	-	(106,000)	84,000	(22,000)
Purchase of treasury stock	-	-	-	-	(39,000)	(39,000)	-	(39,000)
Balance at September 30, 2023	3,459,888	33,000	2,339,000	(54,079,000)	(20,833,000)	(72,540,000)	(23,747,000)	(96,287,000)
Net income (loss)	-	-	-	(1,529,000)	-	(1,529,000)	(622,000)	(2,151,000)
Stock options expense	-	-	1,175,000	-	-	1,175,000	-	1,175,000
Purchase of treasury stock	-	-	-	-	(142,000)	(142,000)	-	(142,000)

Balance at December 31, 2023	3,459,888	$33,000	$3,514,000	$(55,608,000)	$(20,975,000)	$(73,036,000)	$(24,369,000)	$(97,405,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the six months ended December 31,	2024	2023
Cash flows from operating activities:
Net loss	$(4,549,000)	$(3,773,000)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	3,316,000	3,084,000
Amortization of loan costs	748,000	181,000
Amortization of other notes payable	(125,000)	(283,000)
Deferred taxes	-	(294,000)
Net unrealized loss on marketable securities	214,000	390,000
Stock compensation expense	65,000	1,175,000
Changes in operating assets and liabilities:
Investment in marketable securities	1,583,000	(1,408,000)
Other assets, net	(690,000)	(1,043,000)
Accounts payable and other liabilities - Hotel	2,342,000	269,000
Accounts payable and other liabilities	(810,000)	(370,000)
Due to securities broker	-	1,576,000
Obligations for securities sold	485,000	416,000
Net cash provided by (used in) operating activities	2,579,000	(80,000)

Cash flows from investing activities:
Payments for hotel investments	(615,000)	(1,918,000)
Payments for real estate investments	(899,000)	(1,500,000)
Payments for investment in Portsmouth	(1,000)	(22,000)
Net cash used in investing activities	(1,515,000)	(3,440,000)

Cash flows from financing activities:
Payments of mortgage, financed leases and other notes payable	(4,789,000)	(1,355,000)
Proceeds from refinance of mortgage notes payable	9,800,000	4,489,000
Purchase of treasury stock	(383,000)	(181,000)
Net cash provided by financing activities	4,628,000	2,953,000

Net increase (decrease) in cash, cash equivalents and restricted cash	5,692,000	(567,000)
Cash, cash equivalents and restricted cash at the beginning of the period	8,694,000	12,874,000
Cash, cash equivalents and restricted cash at the end of the period	$14,386,000	$12,307,000
Supplemental information:
Interest paid	$3,883,000	$3,877,000
Taxes paid	$25,000	$30,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The unaudited condensed consolidated financial statements include the accounts of our wholly owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2025.

Effective February 19, 2021, the Company’s 83.7% owned subsidiary, Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF), was liquidated and all of its assets including its 68.8% interest in Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI) were distributed to its shareholders in exchange for their Santa Fe common stock. As of December 31, 2024, InterGroup owns approximately 75.8% of the outstanding common shares of Portsmouth and the Company’s President, Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth.

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

However, the Company after discussions with Aimbridge regarding a dispute in connection with the validity of the incentive fees as they relate directly to the Covid pandemic, the Company and Aimbridge agreed that there were no incentive fees due to Aimbridge as the year-over-year improvement resulted of the recovery from the pandemic. Therefore, Aimbridge agreed to waive $1,030,134 that was previously recorded and agreed to establish a performance threshold of $15,257,301 earnings before interest, tax, depreciation, and amortization (“EBITDA”) that would be otherwise payable with respect to fiscal years 2019 through 2023. The waive reduction was made as of September 30, 2024.

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

There have been no material changes to the Company’s significant accounting policies during the six months ended December 31, 2024. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 for a summary of the significant accounting policies.

Recently Issued and Adopted Accounting Pronouncements

Our Annual Report on Form 10-K for the year ended June 30, 2024, filed with the SEC on September 30, 2024, contains a discussion on the recently issued accounting pronouncements. As of December 31, 2024, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s condensed consolidated financial statements.

Going Concern

The condensed consolidated financial statements of Portsmouth have been prepared on a going concern basis, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. However, as of December 31, 2024, certain factors raise substantial doubt about Portsmouth’s ability to continue as a going concern within one year after the issuance of these financial statements.

As disclosed in Note 9 – Related Party and Other Financing Transactions, Portsmouth has a senior mortgage loan and a mezzanine loan totaling $100,289,000, which matured on January 1, 2024. On January 3, 2024, Portsmouth received a Notice of Default from the senior loan special servicer, LNR Partners, LLC, and on January 14, 2024, a Notice of Default from the mezzanine lender, CRED Reit Holdco LLC, regarding the matured loans. These notices grant the lenders various rights and remedies, including but not limited to acceleration of the debt and foreclosure on collateral.

To address the maturity issue, on April 29, 2024, Portsmouth entered into forbearance agreements with both its senior and mezzanine lenders, extending the maturity date to January 1, 2025, while actively pursuing long-term refinancing solutions. However, on January 3, 2025, Portsmouth received a Notice of Termination from the senior loan special servicer, citing a termination event due to Portsmouth’s failure to fully repay the debt by the forbearance expiration date. As a result, the forbearance agreement was terminated, allowing the lender to immediately exercise all rights and remedies, including acceleration of the loan and foreclosure on the collateral. Similarly, on January 14, 2025, the mezzanine lender issued a Notice of Default, stating that the forbearance had expired and that it, too, was entitled to exercise all available legal and contractual remedies.

Despite these challenges, Portsmouth and the Company (the “Companies) have made significant progress toward refinancing its existing debt. On January 21, 2025, the Companies executed a non-binding term sheet with Prime Finance to refinance the senior mortgage loan and received and accepted new terms from its current mezzanine lender, CRED Reit Holdco LLC. The Companies are in advanced discussions with both lenders and believe that, based on the progress of negotiations, refinancing will be successfully completed by March 2025. While no absolute assurance can be provided, the Companies remain highly focused on finalizing the transaction. Additionally, it is in discussions with its existing lenders regarding a potential extension of the current debt terms, should more time be required.

Throughout the term of the debt, Portsmouth has consistently made all required mortgage payments on time, and as of December 31, 2024, there were no delinquent amounts due under either the senior or mezzanine loans. Operationally, Portsmouth has successfully completed major renovations over the past two years, upgrading all guest rooms, public spaces, fitness center, corridors, and meeting spaces. The final phase of the lobby renovation, including the Grab and Go Market, is expected to be completed in the quarter ending March 31, 2025, along with the return of 14 additional guest rooms to active inventory.

While Portsmouth remains on track to complete the refinancing of the Hotel, failure to close the transaction as expected, secure alternative financing, or obtain an extension of current loan terms could materially impact Portsmouth’s ability to meet its obligations. As a result, substantial doubt remains regarding Portsmouth’s ability to continue as a going concern for one year following the issuance of these financial statements.

The condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

NOTE 2 - LIQUIDITY

Historically, our cash flows have been primarily generated from our Hotel and real estate operations. However, the current state of affairs of the City of San Francisco, its political challenges as well as the way its local government’s policies with regard to safety, drug abuse, homelessness, crime, etc., have caused the City of San Francisco to be one of the slowest cities in the country to fully recover from the COVID-19 pandemic. Additionally, since San Francisco is a top-heavy tech company city, the “remote work” initiatives have caused a slowdown in business travel and in person meetings. Prior to the COVID-19 pandemic, our Hotel enjoyed most of its revenues from business travel, conventions, self-contained groups, etc., and post pandemic, most revenues are generated from leisure travel which is generally at a lower guest room rate. For the six months ended December 31, 2024, our net cash flow provided by operations was $2,579,000. We have taken several steps to preserve capital and increase liquidity at our Hotel, including implementing strict cost management measures to eliminate non-essential expenses, renegotiating certain reoccurring expenses, and temporarily closing certain hotel services and outlets. As the hospitality and travel environment continues to recover, Portsmouth will continue to evaluate what services we bring back. During the six months ended December 31, 2024, Portsmouth continued to make capital improvements to the hotel in the amount of $615,000. During the six months ended December 31, 2024 the Company made capital improvements in the amount of $899,000 to its multi-family and commercial real estate.

The Company had cash and cash equivalents of $10,420,000 and $4,333,000 as of December 31, 2024 and June 30, 2024, respectively. The Company had restricted cash of $3,966,000 and $4,361,000 as of December 31, 2024 and June 30, 2024, respectively. The Company had marketable securities, net of margin due to securities brokers, of $4,984,000 and $7,266,000 as of December 31, 2023 and June 30, 2024, respectively. These marketable securities are short-term investments and liquid in nature.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. The Company agreed to a 0.5% loan extension and modification fee payable to InterGroup. In March 2024, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing amount to $30,000,000. Portsmouth agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. As of June 30, 2024, the balance of the loan was $26,493,000 net of loan amortization costs of zero. As of December 31, 2024, the balance of the loan was $27,622,000 and the Company has not made any paid-downs to its note payable to InterGroup. All material intercompany accounts and transactions have been eliminated in consolidation.

In December 2024, the Company refinanced mortgage on its 157-unit apartment located in Florence, Kentucky in the amount of $9,800,000. The new 10-year interest only loan has an interest rate of 5.40%. The loan matures in January 2035.

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

The following table provides a summary as of December 31, 2024, the Company’s material financial obligations which also includes interest payments.

		6 Months	Year	Year	Year	Year
	Total	2025	2026	2027	2028	2029	Thereafter
Mortgage and subordinated notes payable	$195,689,000	$106,182,000	$1,162,000	$3,296,000	$1,770,000	$1,845,000	$81,434,000
Other notes payable	2,263,000	283,000	567,000	463,000	317,000	317,000	316,000
Interest	29,272,000	8,126,000	2,751,000	2,644,000	2,648,000	2,582,000	10,521,000
Total	$227,224,000	$114,591,000	$4,480,000	$6,403,000	$4,735,000	$4,744,000	$92,271,000

NOTE 3 – REVENUE

Our revenue from real estate is primarily rental income from residential and commercial property leases which is recorded when due from residents and is recognized monthly as earned. The revenue recognition rules under ASC 606 specifically eliminate rental revenue from the accounting standard.

The following table presents our Hotel revenue disaggregated by revenue streams:

For the three months ended December 31,	2024	2023
Hotel revenues:
Hotel rooms	$8,401,000	$8,403,000
Food and beverage	654,000	972,000
Garage	780,000	708,000
Other operating departments	130,000	142,000
Total Hotel revenue	$9,965,000	$10,225,000

For the six months ended December 31,	2024	2023
Hotel revenues:
Hotel rooms	$18,511,000	$17,964,000
Food and beverage	1,387,000	1,599,000
Garage	1,655,000	1,533,000
Other operating departments	232,000	222,000
Total Hotel revenue	$21,785,000	$21,318,000

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

Contract Assets and Liabilities

The Company does not have any material contract assets as of December 31, 2024 and June 30, 2024, other than trade and other receivables, net on our consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

The Company records contract liabilities when cash payments are received or due in advance of guests staying at our Hotel, which are presented within accounts payable and other liabilities – Hotel on our condensed consolidated balance sheets and had a balance of $370,000 at July 1, 2024. Contract liabilities increased to $462,000 as of December 31, 2024. The increase was driven by advance for services performed after December 31, 2024. Contract liabilities decreased to $203,000 as of December 31, 2023 from $290,000 as of June 30, 2023.

Contract Costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in hotel consisted of the following as of:

		Accumulated	Net Book
December 31, 2024	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(1,605,000)	200,000
Furniture and equipment	39,581,000	(32,326,000)	7,255,000
Building and improvements	68,502,000	(39,011,000)	29,491,000
Investment in Hotel, net	$112,626,000	$(72,942,000)	$39,684,000

		Accumulated	Net Book
June 30, 2024	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(1,521,000)	284,000
Furniture and equipment	40,310,000	(31,396,000)	8,914,000
Building and improvements	67,159,000	(38,194,000)	28,965,000
Investment in Hotel, net	$112,012,000	$(71,111,000)	$40,901,000

Finance lease ROU assets, furniture and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years and amortized over the life of the lease. Building and improvements are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 15 to 39 years. Depreciation expense related to our investment in Hotel for the six months ended December 31, 2024 and 2023 was $1,831,000 and $1,711,000, respectively.

NOTE 5 – INVESTMENT IN REAL ESTATE, NET

The Company’s investment in real estate includes sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved land located in Maui, Hawaii.

Investment in real estate consisted of the following:

As of	December 31, 2024	June 30, 2024
Land	$22,998,000	$22,998,000
Buildings, improvements and equipment	76,359,000	75,460,000
Accumulated depreciation	(54,330,000)	(52,846,000)
	45,027,000	45,612,000
Land held for development	1,930,000	1,930,000
Investment in real estate, net	$46,957,000	$47,542,000

Building, improvements, and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 5 to 40 years. During the six months ended December 31, 2024, the Company invested $899,000 in capitalized improvements. Depreciation expense related to our investment in real estate for the six months ended December 31, 2024 and 2023 was $1,484,000 and $1,373,000, respectively.

NOTE 6 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At December 31, 2024 and June 30, 2024, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments, along with the changes in amounts due to broker are included in earnings. Trading securities are summarized as follows:

Investment	Cost		Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Net Value
As of
December 31, 2024
Corporate
Equities	$4,683,000	#	$1,476,000	$(502,000)	$974,000	$5,657,000
As of
June 30, 2024
Corporate
Equities	$6,262,000		$1,697,000	$(505,000)	$1,192,000	$7,454,000

Net gains (losses) on marketable securities on the condensed consolidated statements of operations is comprised of realized and unrealized gains (losses). Below is the composition of net gains (losses) on marketable securities for the three and six months ended December 31, 2024 and 2023, respectively:

For the three months ended December 31,	2024	2023
Realized gain on marketable securities, net	$404,000	$1,471,000
Unrealized (loss) gain on marketable securities, net	(1,002,000)	289,000
Net (loss) gain on marketable securities	$(598,000)	$1,760,000

For the six months ended December 31,	2024	2023
Realized (loss) gain on marketable securities, net	$(255,000)	$1,365,000
Unrealized loss on marketable securities, net	(214,000)	(390,000)
Net (loss) gain on marketable securities	$(469,000)	$975,000

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

The assets and liabilities measured at fair value on a recurring basis are as follows:

As of	December 31, 2024	June 30, 2024
Assets:	Total - Level 1	Total - Level 1
Investment in marketable securities:
REITs and real estate companies	$2,903,000	$3,358,000
Healthcare	956,000	179,000
Financial services	394,000	269,000
Consumer cyclical	294,000	-
Energy	185,000	303,000
Industrial	176,000	159,000
Utilities	166,000	163,000
Basic material	156,000	75,000
Other	151,000	-
Technology	116,000	21,000
Communication services	97,000	1,994,000
Consumer defensive	63,000	-
T-Notes	-	933,000
Total	$5,657,000	$7,454,000

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

NOTE 8 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

As of	December 31, 2024	June 30, 2024
Cash and cash equivalents	$10,420,000	$4,333,000
Restricted cash	3,966,000	4,361,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$14,386,000	$8,694,000

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

During the six months ended December 31, 2024 and 2023 the Company recorded $65,000 and $1,175,000, respectively, related to stock option compensation cost.

The following table summarizes the stock options activity from July 1, 2023 to December 31, 2024:

		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Oustanding at	July 1, 2023	251,195	$15.95	1.60 years	$4,957,000
Granted		18,000	28.90	9.54 years	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2024	269,195	$16.81	4.15 years	$1,187,000
Exercisable and vested at	June 30, 2024	251,195	$15.95	4.45 years	$1,187,000

Oustanding at	July 1, 2024	269,195	$16.81	4.15 years	$1,187,000
Granted		-	-	-	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	December 31, 2024	269,195	$16.81	3.65 years	$397,000
Exercisable and vested at	December 31, 2024	257,195	$15.57	3.82 years	$397,000

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

Information below represents reported segments for the three and six months ended December 31, 2024 and 2023. Segment income from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Loss from investments consists of net investment loss, dividend and interest income and investment related expenses.

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2024	Operations	Operations	Transactions	Corporate	Total
Revenues	$9,965,000	$4,476,000	$-	$-	$14,441,000
Segment operating expenses	(9,055,000)	(2,208,000)	-	(677,000)	(11,940,000)
Segment income (loss)	910,000	2,268,000	-	(677,000)	2,501,000
Interest expense - mortgage	(2,845,000)	(685,000)	-	-	(3,530,000)
Depreciation and amortization expense	(903,000)	(745,000)	-	-	(1,648,000)
Loss from investments	-	-	(901,000)	-	(901,000)
Income tax expense	-	-	-	(119,000)	(119,000)
Net (loss) income	$(2,838,000)	$838,000	$(901,000)	$(796,000)	$(3,697,000)
Total assets	$44,777,000	$46,957,000	$5,657,000	$13,203,000	$110,594,000

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2023	Operations	Operations	Transactions	Corporate	Total
Revenues	$10,225,000	$4,096,000	$-	$-	$14,321,000
Segment operating expenses	(9,405,000)	(2,806,000)	-	(1,894,000)	(14,105,000)
Segment income (loss)	820,000	1,290,000	-	(1,894,000)	216,000
Interest expense - mortgage	(1,599,000)	(611,000)	-	-	(2,210,000)
Depreciation and amortization expense	(866,000)	(696,000)	-	-	(1,562,000)
Gain from investments	-	-	1,523,000	-	1,523,000
Income tax expense	-	-	-	(118,000)	(118,000)
Net (loss) income	$(1,645,000)	$(17,000)	$1,523,000	$(2,012,000)	$(2,151,000)
Total assets	$46,096,000	$48,184,000	$19,363,000	$10,543,000	$124,186,000

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2024	Operations	Operations	Transactions	Corporate	Total
Revenues	$21,785,000	$9,562,000	$-	$-	$31,347,000
Segment operating expenses	(17,847,000)	(4,665,000)	-	(1,537,000)	(24,049,000)
Segment income (loss)	3,938,000	4,897,000	-	(1,537,000)	7,298,000
Interest expense - mortgage	(5,669,000)	(1,375,000)	-	-	(7,044,000)
Depreciation and amortization expense	(1,832,000)	(1,484,000)	-	-	(3,316,000)
Loss from investments	-	-	(1,009,000)	-	(1,009,000)
Income tax expense	-	-	-	(478,000)	(478,000)
Net (loss) income	$(3,563,000)	$2,038,000	$(1,009,000)	$(2,015,000)	$(4,549,000)
Total assets	$44,777,000	$46,957,000	$5,657,000	$13,203,000	$110,594,000

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2023	Operations	Operations	Transactions	Corporate	Total
Revenues	$21,318,000	$8,513,000	$-	$-	$29,831,000
Segment operating expenses	(18,686,000)	(5,162,000)	-	(2,649,000)	(26,497,000)
Segment income (loss)	2,632,000	3,351,000	-	(2,649,000)	3,334,000
Interest expense - mortgage	(3,205,000)	(1,256,000)	-	-	(4,461,000)
Depreciation and amortization expense	(1,711,000)	(1,373,000)	-	-	(3,084,000)
Gain from investments	-	-	542,000	-	542,000
Income tax expense	-	-	-	(104,000)	(104,000)
Net (loss) income	$(2,284,000)	$722,000	$542,000	$(2,753,000)	$(3,773,000)
Total assets	$46,096,000	$48,184,000	$19,363,000	$10,543,000	$124,186,000

NOTE 11 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of other notes payable as of December 31, 2024 and June 30, 2024, respectively:

As of	December 31,2024	June 30, 2024
Other note payable - Hilton	$1,742,000	$1,742,000
Other note payable - Aimbridge	521,000	646,000
Total related party and other notes payable	$2,263,000	$2,388,000

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Company is still a Franchisee with Hilton.

On February 1, 2017, Operating entered into a HMA with Ambridge to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Ambridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. The unamortized portion of $521,000 and $646,000 of the key money is included in the other notes payable in the consolidated balance sheets as of December 31, 2024 and June 30, 2024, respectively.

Future minimum principal payments and amortizations for all other financing transactions are as follows:

For the year ending June 30,

2025 (6 months)	$283,000
2026	567,000
2027	463,000
2028	317,000
2029	317,000
Thereafter	316,000
$2,263,000

To fund the redemption of limited partnership interests and to repay the prior mortgage of $42,940,000, Justice obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan in December 2013. The mortgage loan is secured by the Company’s principal asset, the Hotel. The mortgage loan bears an interest rate of 5.275% per annum with interest only payments due through January 2017. Beginning in February 2017, the loan began to amortize over a thirty-year period and matured on January 1, 2024. Outstanding principal balance on the loan was $76,386,000 and $76,962,000 as of September 30, 2024 and June 30, 2024, respectively. As additional security for the mortgage loan, there is a limited guaranty executed by Portsmouth in favor of the mortgage lender. On April 29, 2024, U.S. Bank National Association and other lenders (“Lender”) entered into a Forbearance Agreement (the “Mortgage Loan Forbearance Agreement”). Assuming no Termination Event occurs, Lender agrees to not take any action with respect to the loan facility set forth therein prior to January 1, 2025. During the Forbearance Period, Operating made all regularly scheduled payments to the Lender. The Mortgage Loan Forbearance Agreement also contained amended terms as to financial covenants and a 10% principal paydown in the amount of $8,589,706.44 to be applied by the Lender upon execution of the Mortgage Loan Forbearance Agreement. Retroactive to January 1, 2024, Operating is required to accrue an additional 4% default interest, due and payable to Lender at the new maturity or loan prepayment. In addition, Operating paid 1% forbearance fee or $858,971 to Lender upon execution of the Forbearance Agreement. On January 3, 2025, the Company received a Notice of Termination from the senior loan special servicer, citing a termination event due to the Company’s failure to fully repay the debt by the forbearance expiration date. On January 21, 2025, the Company entered into a non-binding Term Sheet with Prime Finance (“Prime”) to refinance the senior mortgage loan. The Company is in advanced discussions with Prime and due diligence is taking place and believes that, based on the progress of negotiations, refinancing will be successfully completed by March 2025. While no absolute assurance can be provided, the Company remains highly focused on finalizing the transaction. Additionally, it is in discussions with its existing lenders regarding a potential extension of the current debt terms, should more time be required.

The mezzanine loan is secured by the Operating membership interest held by Mezzanine and is subordinated to the Mortgage Loan. The mezzanine interest only loan had an interest rate of 9.75% per annum and a maturity date of January 1, 2024. As additional security for the mezzanine loan, there is a limited guaranty executed by Portsmouth in favor of the mezzanine lender. On July 31, 2019, Mezzanine refinanced the mezzanine loan by entering into a new mezzanine loan agreement (“New Mezzanine Loan Agreement”) with Cred Reit Holdco LLC in the amount of $20,000,000. The prior Mezzanine Loan which had a 9.75% per annum interest rate was paid off. Interest rate on the new mezzanine loan is 7.25% and the loan matured on January 1, 2024. Interest only payments are due monthly. On April 29, 2024, CRED REIT HOLDCO LLC (“Mezz Lender”) entered into a Forbearance Agreement (the “Mezz Forbearance Agreement”), all capitalized terms in this paragraph are used as defined in the Mezz Forbearance Agreement) with Mezzanine, an indirect subsidiary of the Company. Assuming no termination event occurs, Mezz Lender agreed to not take any action with respect to the loan facility set forth therein prior to January 1, 2025. The Mezz Lender also has advanced $4.5 million for payment of the 10% principal paydown with respect to the Mortgage Loan Forbearance Agreement (defined below). Retroactive to January 1, 2024, Mezzanine will be required to accrue an additional 4% default interest and a 1% forbearance fee or $245,000. During the Forbearance Period, no payments were made due to the Mezz Lender until the new maturity date or loan prepayment. Both forbearance agreements also contained customary and usual terms, events of default, transaction fees, and representations and warranties and covenants for like transactions. On January 14, 2025, the mezzanine lender issued a Notice of Default, stating that the forbearance had expired and that it, too, was entitled to exercise all available legal and contractual remedies. However, on January 21, 2025, the Mezz Lender submitted a summary of terms and conditions describing the terms and conditions in which the Mezz Lender would entertain a new mezzanine loan. Such terms and conditions were accepted by the Company but are subject to change subject to satisfaction of due diligence, approval of investment committee by Mezz Lender and execution of loan agreements. The Company is diligently working with Prime and Mezz Lender in order to complete the refinancing by March 2025 and while no absolute assurance can be provided, the Company remains highly focused on finalizing the transaction.

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

NOTE 12 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of December 31, 2024 and June 30, 2024:

As of	December 31, 2024	June 30, 2024

Trade payable	$2,214,000	$2,999,000
Advance deposits	663,000	557,000
Property tax payable	998,000	563,000
Payroll and related accruals	3,370,000	3,183,000
Mortgage interest payable	6,863,000	3,930,000
Withholding and other taxes payable	1,263,000	1,382,000
Security deposit	982,000	952,000
Franchise fees	1,820,000	1,418,000
Management fees payable	963,000	2,688,000
Other	418,000	350,000
Total accounts payable and other liabilities	$19,554,000	$18,022,000

NOTE 13 – SUBSEQUENT EVENT

The Company evaluated subsequent events through the date that the accompanying condensed consolidated financial statements were issued, and has determined that no material subsequent events exist through the date of this filing that require adjustment to or disclosure in the condensed consolidated financial statements, other than as disclosed below.

On January 3, 2025, Justice Operating Company, LLC, a subsidiary of Portsmouth received a Notice of Termination (the “Notice) from the senior loan special servicer, LNR Partners and on January 14, 2025, Justice Mezzanine Company, LLC, a subsidiary of Portsmouth, received a Notice of Default from the mezzanine lender, CRED Reit Holdco LLC. On January 10, 2025, the Companies filed the required Form 8-K with the Securities and Exchange Commission. On January 21, 2025, the Company entered into a non-binding term-sheet with PRIME Finance and with CRED Reit Holdco LLC, to refinance Portsmouth’s senior and mezzanine loans.

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

RESULTS OF OPERATIONS

As of December 31, 2024, the Company owned approximately 75.8% of the common shares of Portsmouth Square, Inc. The Company’s principal sources of revenue are revenues from the hotel owned by Portsmouth, rental income from its investments in multi-family and commercial real estate properties, and income received from investment of its cash and securities assets.

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

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023

The Company had net loss of $3,697,000 for the three months ended December 31, 2024 compared to net loss of $2,151,000 for the three months ended December 31, 2023.

Hotel Operations

The Company had net loss from Hotel operations of $2,838,000 for the three months ended December 31, 2024 compared to net loss of $1,645,000 for the three months ended December 31, 2023. The change is primarily attributable to increase in mortgage interest expense from 4% default additional interest rate.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2024 and 2023:

For the three months ended December 31,	2024	2023
Hotel revenues:
Hotel rooms	$8,401,000	$8,403,000
Food and beverage	654,000	972,000
Garage	780,000	708,000
Other operating departments	130,000	142,000
Total Hotel revenues	9,965,000	10,225,000
Operating expenses excluding depreciation and amortization	(9,055,000)	(9,405,000)
Operating income before gain on extinguishment of debt,
interest expense, depreciation and amortization	910,000	820,000
Interest expense - mortgage	(2,845,000)	(1,599,000)
Depreciation and amortization expense	(903,000)	(866,000)
Net loss from Hotel operations	$(2,838,000)	$(1,645,000)

For the three months ended December 31, 2024, the Hotel had operating income of $910,000 before interest expense, depreciation, and amortization on total operating revenues of $9,965,000 compared to operating income of $820,000 before interest expense, depreciation, and amortization on total operating revenues of $10,225,000 for the three months ended December 31, 2023.

For the three months ended December 31, 2024, room revenues decreased by $2,000, food and beverage revenue decreased by $318,000 and garage increased by $72,000 compared to the three months ended December 31, 2023. Total operating expenses decreased by $350,000 due to general and administrative expenses. The year-over-year decrease in food and beverage is a result of less self-contained groups that utilize banquet spaces. Improved parking revenues are a result of price increases year-over-year.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended December 31, 2024 and 2023:

Three Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR
2024	$190	88%	$168
2023	$207	81%	$168

The Hotel’s revenues were flat this quarter as compared to the previous comparable quarter. Average daily rate decreased by $17, average occupancy increased by 7%, and RevPAR was flat the three months ended December 31, 2024 compared to the three months ended December 31, 2023.

Real Estate Operations

Revenue from real estate operations increased to $4,476,000 for the three months ended December 31, 2024 from $4,096,000 for the three months ended December 31, 2023 primarily due to decrease in vacancy at its Missouri property which is rebranding and is undergoing renovation. Real estate operating expenses decreased to $2,208,000 from $2,806,000 year-over-year due to decreased repairs and maintenance. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $598,000 for the three months ended December 31, 2024 compared to a net gain on marketable securities of $1,760,000 for the three months ended December 31, 2023. For the three months ended December 31, 2024, the Company had a net realized gain of $404,000 and a net unrealized loss of $1,002,000. For the three months ended December 31, 2023, the Company had a net realized gain of $1,471,000 and a net unrealized gain of $289,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

Six Months Ended December 31, 2024 Compared to Six Months Ended December 31, 2023

The Company had net loss of $4,549,000 for the six months ended December 31, 2024 compared to net loss of $3,773,000 for the six months ended December 31, 2023. The change is primarily attributable to increase in mortgage interest expense from 4% default additional interest rate.

Hotel Operations

The Company had net loss from Hotel operations of $3,563,000 for the six months ended December 31, 2024 compared to net loss of $2,284,000 for the six months ended December 31, 2023. The change is primarily attributable to increase in mortgage interest expense from 4% default additional interest rate.

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2024 and 2023:

For the six months ended December 31,	2024	2023
Hotel revenues:
Hotel rooms	$18,511,000	$17,964,000
Food and beverage	1,387,000	1,599,000
Garage	1,655,000	1,533,000
Other operating departments	232,000	222,000
Total Hotel revenues	21,785,000	21,318,000
Operating expenses excluding depreciation and amortization	(17,847,000)	(18,686,000)
Operating income before interest expense, depreciation
and amortization	3,938,000	2,632,000
Interest expense - mortgage	(5,669,000)	(3,205,000)
Depreciation and amortization expense	(1,832,000)	(1,711,000)
Net loss from Hotel operations	$(3,563,000)	$(2,284,000)

For the six months ended December 31, 2024, the Hotel had operating income of $3,938,000 before interest expense, depreciation, and amortization on total operating revenues of $21,785,000 compared to operating income of $2,632,000 before interest expense, depreciation, and amortization on total operating revenues of $21,318,000 for the six months ended December 31, 2023.

For the six months ended December 31, 2024, room revenues increased by $547,000, food and beverage revenue decreased by $212,000, garage revenue increased by $122,000 compared to the six months ended December 31, 2023. Total operating expenses decreased by $839,000 due to general and administrative expenses. The year-over-year increase in room revenue due to completion of the renovation. Food and beverage is a result of less self-contained groups that utilize banquet spaces. Improved parking revenues are a result of price increases year-over-year.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the six months ended December 31, 2024 and 2023.

Six Months Ended December 31,	Average Daily Rate	Average Occupancy %	RevPAR
2024	$200	92%	$184
2023	$212	84%	$180

The Hotel’s revenues increased by 2% for the six months ended December 31, 2024 as compared to the six months ended December 31, 2023. Average daily rate decreased by $12, average occupancy increased by 8%, and RevPAR increased by $4 for the six months ended December 31, 2024 compared to the six months ended December 31, 2023.

Real Estate Operations

Revenue from real estate operations increased to $9,562,000 for the six months ended December 31, 2024 from $8,513,000 for the six months ended December 31, 2023 primarily due to decrease in vacancy at its Missouri property which is rebranding and is undergoing renovation. Real estate operating expenses decreased to $4,665,000 from $5,162,000 year-over-year due to decreased repairs and maintenance. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $469,000 for the six months ended December 31, 2024 compared to a net gain on marketable securities of $975,000 for the six months ended December 31, 2023. For the six months ended December 31, 2024, the Company had a net realized loss of $255,000 and a net unrealized loss of $214,000. For the six months ended December 31, 2023, the Company had a net realized gain of $1,365,000 and a net unrealized loss of $390,000.

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

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of December 31, 2024 and June 30, 2024 by selected industry groups:

		% of Total
As of December 31, 2024		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$2,903,000	51%
Healthcare	956,000	17%
Financial services	394,000	7%
Consumer cyclical	294,000	5%
Energy	185,000	3%
Industrial	176,000	3%
Utilities	166,000	3%
Basic material	156,000	3%
Other	151,000	3%
Technology	116,000	2%
Communication services	97,000	2%
Consumer defensive	63,000	1%
	$5,657,000	100%

		% of Total
As of June 30, 2024		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$3,358,000	45%
Communication services	1,994,000	27%
T-Notes	933,000	13%
Energy	303,000	4%
Financial services	269,000	4%
Healthcare	179,000	2%
Utilities	163,000	2%
Industrials	159,000	2%
Basic material	75,000	1%
Technology	21,000	0%
	$7,454,000	100%

As of December 31, 2024, the Company’s investment portfolio is diversified with 40 different equity positions. The Company held one equity security that is more than 10% of the equity value of the portfolio. The largest security position represents 33% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NYSE: ARL) which is included in the REITs and real estate companies services industry group.

As of June 30, 2024, the Company’s investment portfolio was diversified with 24 different equity positions. The Company held two equity securities that comprised more than 10% of the equity value of the portfolio. The two largest security positions represent 28% and 22% of the portfolio and consists of the common stock of American Realty Investors, Inc. (NASDAQ: ARL) and Alphabet Inc. (NASDAQ: GOOG), which are included in the REITs and real estate companies and Communication Services, respectively.

The following table shows the net gain (loss) on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended December 31,	2024	2023

Net (loss) gain on marketable securities	$(598,000)	$1,760,000
Dividend and interest income	34,000	144,000
Margin interest expense	(13,000)	(54,000)
Trading and management expenses	(324,000)	(327,000)
Net (loss) gain from investment transactions	$(901,000)	$1,523,000

For the six months ended December 31,	2024	2023

Net (loss) gain on marketable securities	$(469,000)	$975,000
Dividend and interest income	121,000	270,000
Margin interest expense	(48,000)	(67,000)
Trading and management expenses	(613,000)	(636,000)
Net (loss) gain from investment transactions	$(1,009,000)	$542,000

FINANCIAL CONDITION AND LIQUIDITY

The Company had cash and cash equivalents of $10,420,000 and $4,333,000 as of December 31, 2024 and June 30, 2024, respectively. The Company had restricted cash of $3,966,000 and $4,361,000 as of December 31, 2024 and June 30, 2024, respectively. The Company had marketable securities, net of margin due to securities brokers, of $4,984,000 and $7,266,000 as of December 31, 2024 and June 30, 2024, respectively. These marketable securities are short-term investments and liquid in nature.

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. The Company agreed to a 0.5% loan extension and modification fee payable to InterGroup. In March 2024, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing amount to $30,000,000. Portsmouth agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. As of June 30, 2024, the balance of the loan was $26,493,000 net of loan amortization costs of zero. As of December 31, 2024, the balance of the loan was $27,622,000 and the Company has not made any paid-downs to its note payable to InterGroup. All material intercompany accounts and transactions have been eliminated in consolidation.

In December 2024, the Company refinanced mortgage on its 157-unit apartment located in Florence, Kentucky in the amount of $9,800,000. The term of the loan is approximately 10 years with an interest rate at 5.40%. The loan matures in January 2035.

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

Going Concern

The condensed consolidated financial statements of Portsmouth have been prepared on a going concern basis, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. However, as of December 31, 2024, certain factors raise substantial doubt about Portsmouth’s ability to continue as a going concern within one year after the issuance of these financial statements.

As disclosed in Note 9 – Related Party and Other Financing Transactions, Portsmouth has a senior mortgage loan and a mezzanine loan totaling $100,289,000, which matured on January 1, 2024. On January 3, 2024, Portsmouth received a Notice of Default from the senior loan special servicer, LNR Partners, LLC, and on January 14, 2024, a Notice of Default from the mezzanine lender, CRED Reit Holdco LLC, regarding the matured loans. These notices grant the lenders various rights and remedies, including but not limited to acceleration of the debt and foreclosure on collateral.

To address the maturity issue, on April 29, 2024, Portsmouth entered into forbearance agreements with both its senior and mezzanine lenders, extending the maturity date to January 1, 2025, while actively pursuing long-term refinancing solutions. However, on January 3, 2025, Portsmouth received a Notice of Termination from the senior loan special servicer, citing a termination event due to Portsmouth’s failure to fully repay the debt by the forbearance expiration date. As a result, the forbearance agreement was terminated, allowing the lender to immediately exercise all rights and remedies, including acceleration of the loan and foreclosure on the collateral. Similarly, on January 14, 2025, the mezzanine lender issued a Notice of Default, stating that the forbearance had expired and that it, too, was entitled to exercise all available legal and contractual remedies.

Despite these challenges, Portsmouth and the Company (the “Companies) have made significant progress toward refinancing its existing debt. On January 21, 2025, the Companies executed a non-binding term sheet with Prime Finance to refinance the senior mortgage loan and received and accepted new terms from its current mezzanine lender, CRED Reit Holdco LLC. The Companies are in advanced discussions with both lenders and believe that, based on the progress of negotiations, refinancing will be successfully completed by March 2025. While no absolute assurance can be provided, the Companies remain highly focused on finalizing the transaction. Additionally, it is in discussions with its existing lenders regarding a potential extension of the current debt terms, should more time be required.

Throughout the term of the debt, Portsmouth has consistently made all required mortgage payments on time, and as of December 31, 2024, there were no delinquent amounts due under either the senior or mezzanine loans. Operationally, Portsmouth has successfully completed major renovations over the past two years, upgrading all guest rooms, public spaces, fitness center, corridors, and meeting spaces. The final phase of the lobby renovation, including the Grab and Go Market, is expected to be completed in the quarter ending March 31, 2025, along with the return of 14 additional guest rooms to active inventory.

While Portsmouth remains on track to complete the refinancing of the Hotel, failure to close the transaction as expected, secure alternative financing, or obtain an extension of current loan terms could materially impact Portsmouth’s ability to meet its obligations. As a result, substantial doubt remains regarding Portsmouth’s ability to continue as a going concern for one year following the issuance of these financial statements.

The condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of December 31, 2024, the Company’s material financial obligations which also includes interest payments.

		6 Months	Year	Year	Year	Year
	Total	2025	2026	2027	2028	2029	Thereafter
Mortgage and subordinated notes payable	$195,689,000	$106,182,000	$1,162,000	$3,296,000	$1,770,000	$1,845,000	$81,434,000
Other notes payable	2,263,000	283,000	567,000	463,000	317,000	317,000	316,000
Interest	29,272,000	8,126,000	2,751,000	2,644,000	2,648,000	2,582,000	10,521,000
Total	$227,224,000	$114,591,000	$4,480,000	$6,403,000	$4,735,000	$4,744,000	$92,271,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the six months ended December 31, 2024.

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

The Company and its subsidiary Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax expense during the three months ended December 31, 2024 and 2023 represents primarily the combined income tax effect of Portsmouth’s pretax loss which includes the net loss from the Hotel and the pre-tax loss from InterGroup (standalone). InterGroup and Portsmouth file their respective income tax returns on a calendar year basis.

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

HOTEL ASSETS AND DEFINITE-LIVED INTANGIBLE ASSETS

We evaluate property and equipment, and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted cash flows of the assets. We use judgment to determine whether indications of impairment exist and consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable. Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. There were no indicators of impairment on its hotel investments or intangible assets and accordingly no impairment losses recorded during the six months ended December 31, 2024 and 2023, respectively.

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

Portsmouth Square, Inc., through its operating company Justice Investors Operating Company, LLC, a Delaware limited liability company (the “Company”), is the owner of the real property located at 750 Kearny Street in San Francisco, currently improved with a 27 – story building which houses a Hilton Hotel (the “Property”). The Property was purchased and improved pursuant to the terms of a series of agreements with the City and County of San Francisco (the “City”) in the early 1970’s. The terms of the agreements and subsequent approvals and permits included a condition by which the Company was required to construct an ornamental overhead pedestrian bridge across Kearny Street, connecting the Property to a nearby City park and underground parking garage known as Portsmouth Square (the “Bridge”). Included in the approval process was the City’s issuance of a Major Encroachment Permit (“Permit”) allowing the Bridge to span over Kearney Street. As of May 24, 2022, the City has purported to revoke the Permit and on June 13, 2022, has directed the Company to submit a general bridge removal and restoration plan (the “Plan”) at the Company’s expense. The Company disputes the legality of the purported revocation of the Permit. The Company further disputes the existence of any legal or contractual obligation to remove the Bridge at its expense. In particular, representatives of the Company participated in meetings with the City on and at various times after August 1, 2019, to discuss a collaborative process for the possible removal of the Bridge. Until the purported revocation of the Permit in 2022, the City representatives repeatedly and consistently promised and agreed that the City will pay for the associated costs of any Bridge removal. Nevertheless, without waiving any rights, in an effort to understand all of the available options, and to provide a response to the City’s directives, the Company has engaged a Project Manager, a structural engineering firm and an architect to advise on the development of a Plan for the Bridge removal, as well as the reconstruction of the front of the Hilton Hotel. The Company has been working cooperatively with the City on the process for removal of the Bridge and its related physical encroachments, including obtaining regulatory approvals and permits. The Company is currently in discussion with the City regarding both the process and financial responsibility for the implementation of the Plan and reconstruction of the impacted portions of the Hotel. Those discussions are expected to continue at least through the first quarter of 2025. A final Plan is currently not expected to be completed and approved until the Spring of 2025, and permits are unlikely to be obtained until the Summer of 2025 at the earliest.

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

THE INTERGROUP CORPORATION
(Registrant)

Date: February 14, 2025	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2025	by	/s/ Ann Marie Blair
Ann Marie Blair
Treasurer and Controller
Principal Financial Officer

-32-