Form 10-Q
period 2025-03-31
INTERGROUP CORP
filed 2025-05-15
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares outstanding of registrant’s Common Stock, as of May 15, 2025 was 2,154,405.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	March 31, 2025	June 30, 2024
	(unaudited)
ASSETS
Investment in Hotel, net	$39,082,000	$40,901,000
Investment in real estate, net	46,635,000	47,542,000
Investment in marketable securities	751,000	7,454,000
Cash and cash equivalents	4,017,000	4,333,000
Restricted cash	9,377,000	4,361,000
Other assets, net	3,379,000	3,220,000
Total assets	$103,241,000	$107,811,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$10,169,000	$13,757,000
Accounts payable and other liabilities	2,896,000	4,265,000
Obligations for securities sold	-	188,000
Other notes payable	2,121,000	2,388,000
Deferred tax liability	4,724,000	4,724,000
Mortgage notes payable - Hotel, net	101,194,000	100,783,000
Mortgage notes payable - real estate, net	94,213,000	88,173,000
Total liabilities	215,317,000	214,278,000

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,459,888 and 3,459,888 issued; 2,154,405 and 2,178,955 outstanding, respectively	38,000	38,000
Additional paid-in capital	3,594,000	3,648,000
Accumulated deficit	(66,333,000)	(62,632,000)
Treasury stock, at cost, 1,305,483 and 1,280,933 shares, respectively	(21,787,000)	(21,393,000)
Total InterGroup shareholders’ deficit	(84,488,000)	(80,339,000)
Noncontrolling interest	(27,588,000)	(26,128,000)
Total shareholders’ deficit	(112,076,000)	(106,467,000)

Total liabilities and shareholders’ deficit	$103,241,000	$107,811,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended March 31,	2025	2024
Revenues:
Hotel	$12,210,000	$10,758,000
Real estate	4,614,000	4,125,000
Total revenues	16,824,000	14,883,000

Costs and operating expenses:
Hotel operating expenses	(9,685,000)	(9,239,000)
Real estate operating expenses	(2,431,000)	(2,612,000)
Depreciation and amortization expenses	(1,651,000)	(1,607,000)
General and administrative expenses	(707,000)	(716,000)
Total costs and operating expenses	(14,474,000)	(14,174,000)

Income from operations	2,350,000	709,000

Other (expense) income:
Interest expense - mortgages	(3,152,000)	(3,234,000)
Net unrealized loss on marketable securities	(1,023,000)	(820,000)
Net realized (loss) gain on marketable securities	(74,000)	9,000
Gain (loss) on extinguishment of debt	1,416,000	(453,000)
Dividend and interest income	35,000	63,000
Trading and margin interest expense	(317,000)	(430,000)
Total other (expense) income, net	(3,115,000)	(4,865,000)

Loss before income taxes	(765,000)	(4,156,000)
Income tax benefit	15,000	295,000
Net loss	(750,000)	(3,861,000)
Less: Net loss attributable to the noncontrolling interest	172,000	697,000
Net loss attributable to The InterGroup Corporation	$(578,000)	$(3,164,000)

Net loss per share attributable to The InterGroup Corporation
Basic	$(0.27)	$(1.44)
Diluted	$(0.27)	$(1.44)

Weighted average number of basic common shares outstanding	2,154,597	2,192,862
Weighted average number of diluted common shares outstanding	2,154,597	2,192,862

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the nine months ended March 31,	2025	2024
Revenues:
Hotel	$33,995,000	$32,076,000
Real estate	14,176,000	12,638,000
Total revenues	48,171,000	44,714,000

Costs and operating expenses:
Hotel operating expenses	(27,532,000)	(27,925,000)
Real estate operating expenses	(7,096,000)	(7,774,000)
Depreciation and amortization expenses	(4,967,000)	(4,691,000)
General and administrative expenses	(2,244,000)	(3,365,000)
Total costs and operating expenses	(41,839,000)	(43,755,000)

Income from operations	6,332,000	959,000

Other (expense) income:
Interest expense - mortgages	(10,196,000)	(7,695,000)
Net unrealized loss on marketable securities	(1,236,000)	(1,210,000)
Net realized (loss) gain on marketable securities	(330,000)	1,374,000
Gain (loss) on extinguishment of debt	1,416,000	(453,000)
Dividend and interest income	156,000	333,000
Trading and margin interest expense	(978,000)	(1,133,000)
Total other expense, net	(11,168,000)	(8,784,000)

Loss before income taxes	(4,836,000)	(7,825,000)
Income tax (expense) benefit	(463,000)	191,000
Net loss	(5,299,000)	(7,634,000)
Less: Net loss attributable to the noncontrolling interest	1,598,000	1,697,000
Net loss attributable to The InterGroup Corporation	$(3,701,000)	$(5,937,000)

Net loss per share attributable to The InterGroup Corporation
Basic	$(1.71)	$(2.70)
Diluted	$(1.71)	$(2.70)

Weighted average number of basic common shares outstanding	2,164,829	2,200,515
Weighted average number of diluted common shares outstanding	2,164,829	2,200,515

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury	InterGroup Shareholders’	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2024	3,459,888	$38,000	$3,648,000	$(62,632,000)	$(21,393,000)	$(80,339,000)	$(26,128,000)	$(106,467,000)
Net Loss	-	-	-	(398,000)	-	(398,000)	(454,000)	(852,000)
Stock options expense	-	-	45,000	-	-	45,000	-	45,000
Purchase of treasury stock	-	-	-	-	(205,000)	(205,000)	-	(205,000)
Balance at September 30, 2024	3,459,888	38,000	3,693,000	(63,030,000)	(21,598,000)	(80,897,000)	(26,582,000)	(107,479,000)
Net Loss	-	-	-	(2,725,000)	-	(2,725,000)	(972,000)	(3,697,000)
Stock options expense	-	-	20,000	-	-	20,000	-	20,000
Investment in Portsmouth	-	-	(139,000)	-	-	(139,000)	138,000	(1,000)
Purchase of treasury stock	-	-	-	-	(178,000)	(178,000)	-	(178,000)
Balance at December 31, 2024	3,459,888	38,000	3,574,000	(65,755,000)	(21,776,000)	(83,919,000)	(27,416,000)	(111,335,000)
Net Loss	-	-	-	(578,000)	-	(578,000)	(172,000)	(750,000)
Stock options expense	-	-	20,000	-	-	20,000	-	20,000
Purchase of treasury stock	-	-	-	-	(11,000)	(11,000)	-	(11,000)
Balance at March 31, 2025	3,459,888	$38,000	$3,594,000	$(66,333,000)	$(21,787,000)	$(84,488,000)	$(27,588,000)	$(112,076,000)

	Common Stock		Additional Paid-in	Accumulated	Treasury	InterGroup Shareholders’	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2023	3,459,888	$33,000	$2,445,000	$(52,835,000)	$(20,794,000)	$(71,151,000)	$(23,453,000)	$(94,604,000)
Net Loss	-	-	-	(1,244,000)	-	(1,244,000)	(378,000)	(1,622,000)
Investment in Portsmouth	-	-	(106,000)	-	-	(106,000)	84,000	(22,000)
Purchase of treasury stock	-	-	-	-	(39,000)	(39,000)	-	(39,000)
Balance at September 30, 2023	3,459,888	33,000	2,339,000	(54,079,000)	(20,833,000)	(72,540,000)	(23,747,000)	(96,287,000)
Net Loss	-	-	-	(1,529,000)	-	(1,529,000)	(622,000)	(2,151,000)
Stock option expense	-	-	1,175,000	-	-	1,175,000	-	1,175,000
Purchase of treasury stock	-	-	-	-	(142,000)	(142,000)	-	(142,000)
Balance at December 31, 2023	3,459,888	33,000	3,514,000	(55,608,000)	(20,975,000)	(73,036,000)	(24,369,000)	(97,405,000)
Net Loss	-	-	-	(3,164,000)	-	(3,164,000)	(697,000)	(3,861,000)
Stock option expense	-	-	88,000	-	-	88,000	-	88,000
Purchase of treasury stock	-	-	-	-	(248,000)	(248,000)	-	(248,000)
Balance at March 31, 2024	3,459,888	$33,000	$3,602,000	$(58,772,000)	$(21,223,000)	$(76,360,000)	$(25,066,000)	$(101,426,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine months ended March 31,	2025	2024
Cash flows from operating activities:
Net loss	$(5,299,000)	$(7,634,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,967,000	4,691,000
Amortization of loan costs	840,000	210,000
Amortization of other notes payable	(267,000)	(425,000)
Gain on debt extinguishment	(1,416,000)	-
Deferred taxes	-	(294,000)
Net unrealized loss on marketable securities	1,236,000	1,210,000
Stock compensation expense	85,000	1,263,000
Changes in operating assets and liabilities:
Investment in marketable securities	5,467,000	2,451,000
Other assets, net	319,000	(1,241,000)
Accounts payable and other liabilities - Hotel	(2,650,000)	1,536,000
Accounts payable and other liabilities	(1,369,000)	65,000
Due to securities broker	-	1,343,000
Obligations for securities sold	(188,000)	(1,393,000)
Net cash provided by operating activities	1,725,000	1,782,000

Cash flows from investing activities:
Payments for hotel investments	(912,000)	(2,649,000)
Payments for real estate investments	(1,329,000)	(1,944,000)
Payments for investment in Portsmouth	(1,000)	(22,000)
Net cash used in investing activities	(2,242,000)	(4,615,000)

Cash flows from financing activities:
Payments of mortgage, financed leases and other notes payable	(80,883,000)	(2,113,000)
Proceeds from refinance of mortgage notes payable	88,600,000	4,489,000
Issuance costs of refinancing mortgage and other notes payable	(2,106,000)	-
Purchase of treasury stock	(394,000)	(429,000)
Net cash provided by financing activities	5,217,000	1,947,000

Net increase (decrease) in cash, cash equivalents and restricted cash	4,700,000	(886,000)
Cash, cash equivalents and restricted cash at the beginning of the period	8,694,000	12,874,000
Cash, cash equivalents and restricted cash at the end of the period	$13,394,000	$11,988,000
Supplemental information:
Interest paid	$10,444,000	$4,750,000
Taxes paid	$25,000	$44,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of The InterGroup Corporation (“InterGroup” or the “Company” or “we” or “our”), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. As permitted under those rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the interim periods presented are not necessarily indicative of results expected for the full fiscal year. The unaudited condensed consolidated financial statements include the accounts of our wholly owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of InterGroup and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024. The June 30, 2024 condensed consolidated balance sheet was derived from the consolidated balance sheet as included in the Company’s Form 10-K for the year ended June 30, 2024.

Effective February 19, 2021, the Company’s 83.7% owned subsidiary, Santa Fe Financial Corporation (“Santa Fe”), a public company (OTCBB: SFEF), was liquidated and all of its assets including its 68.8% interest in Portsmouth Square, Inc. (“Portsmouth”), a public company (OTCBB: PRSI) were distributed to its shareholders in exchange for their Santa Fe common stock. As of March 31, 2025, InterGroup owns approximately 75.9% of the outstanding common shares of Portsmouth and the Company’s President, Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth.

Portsmouth’s primary business was conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). Effective July 15, 2021, Portsmouth acquired the remaining 0.7% non-controlling interest in Justice, resulting in 100% ownership of the Partnership. On December 23, 2021, Justice was dissolved, and its financial results have been fully consolidated into those of the Company.

Prior to its dissolution, Justice owned and operated the Hilton San Francisco Financial District hotel (the “Hotel”), a 544-room hotel property located at 750 Kearny Street, San Francisco California, along with a five-level underground parking garage. These operations were conducted through subsidiaries Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”). Mezzanine was a wholly owned subsidiary of Justice; and Operating was and remains a wholly owned subsidiary of Mezzanine. Upon the dissolution of Justice, Portsmouth became the sole member of Mezzanine. Mezzanine remains the borrower under certain mezzanine loan obligations. In December 2013, Justice conveyed ownership of the Hotel to Operating. The Hotel operates under the Hilton brand pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (“Hilton”) through January 31, 2030.

In connection with the refinancing of the Hotel on March 28, 2025, the Company formed Justice Pledgor, LLC, a Delaware limited liability company (“Pledgor”), which became the sole member of Operating. Mezzanine is the sole member of Pledgor.

The Hotel is managed by Aimbridge Hospitality (“Aimbridge”) under a hotel management agreement (“HMA”) effective February 3, 2017. The HMA has an initial term of ten years, automatically renewable for up to five additional one-year terms, subject to certain conditions. Under the agreement, Aimbridge receives a base management fee equal to 1.70% of total Hotel revenue. Aimbridge is also entitled to an annual incentive fee equal to 10% of the amount by which current-year Gross Operating Profit exceeds the prior year’s Gross Operating Profit.

However, following discussions with Aimbridge regarding the impact of the COVID-19 pandemic on incentive fee eligibility, the parties agreed that no incentive fees were payable for fiscal years 2019 through 2023. Specifically, Aimbridge agreed to waive $1,030,134 in previously recorded incentive fees, and both parties established a performance threshold of $15,257,301 in earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for future incentive fee eligibility. As a result, the company recorded a reduction in Hotel operating expenses of $1,030,134 for the nine months period ended March 31, 2025.

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

There have been no material changes to the Company’s significant accounting policies during the nine months ended March 31, 2025. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 for a summary of the significant accounting policies.

Recently Issued and Adopted Accounting Pronouncements

Our Annual Report on Form 10-K for the year ended June 30, 2024, filed with the SEC on September 30, 2024, contains a discussion on the recently issued accounting pronouncements. As of March 31, 2025, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s condensed consolidated financial statements.

Going Concern

The accompanying condensed consolidated financial statements of Portsmouth have been prepared in accordance with US GAAP and on a going concern basis, which assumes the Company will continue to operate in the normal course of business. In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Portsmouth’s ability to continue as a going concern within one year after the date that the financial statements are issued.

As of March 31, 2025, Portsmouth had aggregate outstanding obligations of $100.3 million under a senior mortgage loan and mezzanine loan that matured on January 1, 2024. Following the maturity, Portsmouth entered into forbearance agreements with both lenders on April 29, 2024, which extended the maturity date to January 1, 2025, providing time to pursue a long-term refinancing solution. Upon the expiration of the forbearance period in January 2025, both lenders issued default notices.

On March 28, 2025, Portsmouth successfully refinanced its senior mortgage loan through a new $67.0 million agreement with PRIME Finance. The new loan bears interest at a floating rate equal to the 30-day Secured Overnight Financing Rate (“SOFR”) plus 4.75%, subject to an interest rate cap limiting SOFR to a maximum of 4.50% and provides for an initial two-year term with three successive one-year extension options, subject to satisfaction of certain conditions. Concurrently, Portsmouth entered into a modification of the mezzanine loan agreement, which provides for a $36.3 million principal balance at a fixed rate of 7.25% per annum, with maturity and extension terms aligned with the senior loan.

The successful completion of these refinancing transactions represents a significant step in enhancing Portsmouth’s financial flexibility and addressing its near-term liquidity requirements. Since the refinancing, Portsmouth has remained current on all required debt service payments. Additionally, Portsmouth has invested in extensive property improvements, including guest room, public area, and common space renovations, which are expected to enhance the asset’s competitiveness and support revenue growth.

Nevertheless, Portsmouth continues to operate in a challenging environment, particularly in the San Francisco market, which is characterized by elevated interest rates, reduced business travel demand, and increased labor costs. While management is actively managing these headwinds, including through cost control initiatives and revenue optimization strategies, these factors continue to impact operating performance.

Management believes the refinancing completed in March 2025, along with ongoing operational initiatives and forecasted performance improvements, provide a viable path to meet Portsmouth’s obligations over the next twelve months. However, Portsmouth’s ability to continue as a going concern will depend on its ability to achieve forecasted cash flows, maintain compliance with financial covenants, and secure additional financing or extensions if necessary at or before the extended loan maturities. These conditions, while mitigated by Portsmouth’s recent actions and current plans, continue to raise substantial doubt about the Portsmouth’s ability to continue as a going concern within one year after the issuance of these financial statements.

Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - LIQUIDITY

Historically, the Company has relied primarily on cash flows generated from operations at its hotel property, the Hilton San Francisco Financial District (the “Hotel”), as its primary source of liquidity. However, the pace of recovery in the San Francisco hospitality market remains slower than anticipated due to several factors, including a sustained decline in business travel driven by remote work trends, as well as broader municipal challenges such as safety concerns, homelessness, and increased crime. These conditions have limited demand in key customer segments and shifted the Hotel’s revenue base toward lower-yielding leisure travel.

As a result, the Company experienced net cash provided for operating activities of $1,725,000 for the nine months ended March 31, 2025. In response to ongoing market pressures, Portsmouth has adopted several capital preservation initiatives, including deferral of non-essential capital projects, temporary suspension of certain Hotel services, renegotiation of vendor agreements, and reduction of controllable operating expenses. During the nine months ended March 31, 2025, Portsmouth continued to invest in property enhancements, incurring capital expenditure of $912,000. During the same period, the Company made capital improvements in the amount of $1,329,000 to its multi-family and commercial real estate.

As of March 31, 2025, the Company had:

●	Cash and cash equivalents of $4,017,000 (compared to $4,333,000 as of June 30, 2024),
●	Restricted cash of $9,377,000 (compared to $4,361,000 as of June 30, 2024), and
●	Marketable securities, net of margin balances, of $751,000 (compared to $7,266,000 as of June 30, 2024). These securities are considered liquid and available for short-term needs.

Related Party Financing

To supplement its liquidity position, the Company maintains access to an unsecured loan facility with its subsidiary company, Portsmouth Square, Inc (“Portsmouth”), a related party. The initial facility, dated July 2, 2014, has undergone several amendments. In March 2025, the facility was amended to:

●	Increase the available borrowing capacity to $40,000,000, and
●	Extend the maturity date to July 31, 2027.

During the nine months ended March 31, 2025, Portsmouth borrowed an additional $11,615,000 under this facility to support Hotel operations. As of March 31, 2025, the outstanding loan balance was $38,108,000, with no principal repayments made to date. All material intercompany accounts and transactions have been eliminated in consolidation.

Real Estate

In December 2024, the Company refinanced mortgage on its 157-unit apartment located in Florence, Kentucky in the amount of $9,800,000. The new 10-year interest only loan has an interest rate of 5.40%. The loan matures in January 2035.

Liquidity Outlook and Going Concern Considerations

The Company’s short-term liquidity requirements include payments for Hotel operating costs, payroll, management and franchise fees, taxes, corporate overhead, interest on outstanding debt, and regular maintenance. Long-term liquidity requirements primarily include scheduled debt maturities and continued capital investments to maintain the Hotel’s competitive positioning.

As described in Note 1, the Company has made substantial progress in refinancing its mortgage and mezzanine debt obligations, which previously raised doubt regarding its near-term financial viability. On March 28, 2025, the Company completed the refinancing of its senior mortgage and modified its mezzanine debt structure, both of which provide near-term relief and reduce imminent refinancing risk.

Nonetheless, the Company’s liquidity position continues to be impacted by broader macroeconomic and market-specific factors, including high interest rates, ongoing weakness in San Francisco’s business travel segment, and elevated operating costs. These uncertainties, combined with the need to maintain compliance with newly established debt covenants, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance of these financial statements.

Management continues to evaluate financing strategies, capital allocation decisions, and operating efficiencies to preserve liquidity. There can be no assurance, however, that these initiatives will be sufficient to meet all of the Company’s liquidity requirements, particularly in the event of continued market underperformance.

The following table provides a summary as of March 31, 2025, the Company’s material financial obligations which also includes interest payments.

		3 Months	Year	Year	Year	Year
	Total	2025	2026	2027	2028	2029	Thereafter
Mortgage and subordinated notes payable	$198,396,000	$5,589,000	$1,162,000	$106,596,000	$1,770,000	$1,845,000	$81,434,000
Other notes payable	2,121,000	142,000	567,000	463,000	317,000	317,000	315,000
Interest	40,970,000	2,454,000	11,667,000	11,098,000	2,648,000	2,582,000	10,521,000
Total	$241,487,000	$8,185,000	$13,396,000	$118,157,000	$4,735,000	$4,744,000	$92,270,000

NOTE 3 – REVENUE

Our revenue from real estate is primarily rental income from residential and commercial property leases which is recorded when due from residents and is recognized monthly as earned. The revenue recognition rules under ASC 606 specifically eliminates rental revenue from the accounting standard.

The following table present our Hotel revenue disaggregated by revenue streams:

For the three months ended March 31,	2025	2024
Hotel revenues:
Hotel rooms	$10,534,000	$9,018,000
Food and beverage	728,000	924,000
Garage	760,000	710,000
Other operating departments	188,000	106,000
Total Hotel revenue	$12,210,000	$10,758,000

For the nine months ended March 31,	2025	2024
Hotel revenues:
Hotel rooms	$29,045,000	$26,982,000
Food and beverage	2,115,000	2,523,000
Garage	2,415,000	2,243,000
Other operating departments	420,000	328,000
Total Hotel revenue	$33,995,000	$32,076,000

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

Contract Assets and Liabilities

The Company does not have any material contract assets as of March 31, 2025 and June 30, 2024, other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, that were entered into within the past 12 months, which are reduced by a reserve for estimated credit losses that reflects our estimate of amounts that will not be collected.

The Company records contract liabilities when cash payments are received or due in advance of guests staying at our Hotel, which are presented within accounts payable and other liabilities – Hotel on our condensed consolidated balance sheets and had a balance of $370,000 at July 1, 2024. Contract liabilities decreased to $290,000 as of March 31, 2025, primarily due to the recognition of advances performed prior to March 31, 2025. Contract liabilities increased to $291,000 as of March 31, 2024 from $290,000 as of June 30, 2023.

Contract Costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
March 31, 2025	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(1,635,000)	170,000
Furniture and equipment	39,854,000	(32,785,000)	7,069,000
Building and improvements	68,527,000	(39,422,000)	29,105,000
Investment in Hotel, net	$112,924,000	$(73,842,000)	$39,082,000

		Accumulated	Net Book
June 30, 2024	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(1,521,000)	284,000
Furniture and equipment	40,310,000	(31,396,000)	8,914,000
Building and improvements	67,159,000	(38,194,000)	28,965,000
Investment in Hotel, net	$112,012,000	$(71,111,000)	$40,901,000

Finance lease ROU assets, furniture and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years and amortized over the life of the lease. Building and improvements are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 15 to 39 years. Depreciation expense related to our investment in Hotel for the nine months ended March 31, 2025 and 2024 are $2,731,000 and $2,596,000, respectively.

NOTE 5 – INVESTMENT IN REAL ESTATE, NET

The Company’s investment in real estate includes sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States, but are concentrated in Dallas, Texas and Southern California. The Company also has an investment in unimproved land located in Maui, Hawaii.

Investment in real estate consisted of the following:

As of	March 31, 2025	June 30, 2024
Land	$22,998,000	$22,998,000
Buildings, improvements and equipment	76,789,000	75,460,000
Accumulated depreciation	(55,082,000)	(52,846,000)
	44,705,000	45,612,000
Land held for development	1,930,000	1,930,000
Investment in real estate, net	$46,635,000	$47,542,000

Building, improvements, and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 5 to 40 years. During the nine months ended March 31, 2025, the Company invested $1,329,000 in capitalized improvements. Depreciation expense related to our investment in real estate for the nine months ended March 31, 2025 and 2024 are $2,236,000 and $2,092,000, respectively.

NOTE 6 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

At March 31, 2025 and June 30, 2024, all of the Company’s marketable securities are classified as trading securities. The change in the unrealized gains and losses on these investments, along with the changes in amounts due to broker are included in earnings. Trading securities are summarized as follows:

Investment	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized (Loss) Gain	Fair Value
As of
March 31, 2025
Corporate
Equities	$790,000	$2,000	$(41,000)	$(39,000)	$751,000
As of
June 30, 2024
Corporate
Equities	$6,262,000	$1,697,000	$(505,000)	$1,192,000	$7,454,000

Net gains (losses) on marketable securities on the statement of operations is comprised of realized and unrealized gains (losses). Below is the composition of net gains (losses) on marketable securities for the three and nine months ended March 31, 2025 and 2024, respectively:

For the three months ended March 31,	2025	2024
Realized (loss) gain on marketable securities, net	$(74,000)	$9,000
Unrealized loss on marketable securities, net	(1,023,000)	(820,000)
Net loss on marketable securities	$(1,097,000)	$(811,000)

For the nine months ended March 31,	2025	2024
Realized (loss) gain on marketable securities, net	$(330,000)	$1,374,000
Unrealized loss on marketable securities, net	(1,236,000)	(1,210,000)
Net (loss) gain on marketable securities	$(1,566,000)	$164,000

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

The assets and liabilities measured at fair value on a recurring basis are as follows:

As of	March 31, 2025	June 30, 2024
	Total - Level 1	Total - Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$749,000	$3,358,000
Technology	2,000	21,000
T-Notes	-	933,000
Financial services	-	269,000
Basic material	-	75,000
Healthcare	-	179,000
Communication services	-	1,994,000
Industrial	-	159,000
Energy	-	303,000
Utilities	-	163,000
Total	$751,000	$7,454,000

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date.

On March 31, 2025, Portsmouth, through its affiliate Justice Operating Company, LLC, entered into an interest rate cap agreement (the “Interest Rate Cap”) with Goldman Sachs Bank USA. The agreement was executed in connection with a variable-rate mortgage loan and is intended to economically limit the Company’s exposure to increases in Term SOFR. The Interest Rate Cap caps Term SOFR at 4.50% and has a notional amount equal to or greater than the outstanding principal balance of the loan. The Company paid a premium of approximately $136,000 for the cap at inception. Changes in the fair value of the Interest Rate Cap are recorded in Other Income (Expense) within the consolidated statement of operations.

The Interest Rate Cap is not designated as a hedging instrument under ASC 815 and is therefore accounted for at fair value, with changes in fair value recognized in earnings each reporting period. The cap is classified as a Level 2 financial instrument under the fair value hierarchy established by ASC 820, as its valuation is based on observable market inputs including interest rate curves and volatility assumptions obtained from a third-party pricing service.

The following table summarizes the fair value of the derivative instrument as of March 31, 2025:

Derivative Type	Notional Amount	Balance Sheet Classification	Fair Value	Fair Value Hierarchy
Interest Rate	$67,000,000	Other Assets	$136,000	Level 2

NOTE 8 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

As of	March 31, 2025	June 30, 2024
Cash and cash equivalents	$4,017,000	$4,333,000
Restricted cash	9,377,000	4,361,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$13,394,000	$8,694,000

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

During the nine months ended March 31, 2025 and 2024 the Company recorded $85,000 and $1,263,000, respectively, related to stock option compensation cost.

The following table summarizes the stock options activity from July 1, 2023 to March 31, 2025:

		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Oustanding at	July 1, 2023	251,195	$15.95	1.60 years	$4,957,000
Granted		18,000	-	9.54 years	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2024	269,195	$16.81	4.15 years	$1,187,000
Exercisable and vested at	June 30, 2024	251,195	$15.95	4.45 years	$1,187,000

Oustanding at	July 1, 2024	269,195	$16.81	4.15 years	$1,187,000
Granted		-	-	-	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	March 31, 2025	269,195	$16.81	3.40 years	$182,000
Exercisable and vested at	March 31, 2025	257,195	$15.57	3.56 years	$182,000

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

Information below represents reported segments for the three and nine months ended March 31, 2025 and 2024. Segment income from Hotel operations consists of the operation of the Hotel and operation of the garage. Segment income from real estate operations consists of the operation of the rental properties. Loss from investments consists of net investment loss, dividend and interest income and investment related expenses.

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2025	Operations	Operations	Transactions	Corporate	Total
Revenues	$12,210,000	$4,614,000	$-	$-	$16,824,000
Segment operating expenses	(9,685,000)	(2,431,000)	-	(707,000)	(12,823,000)
Segment income (loss)	2,525,000	2,183,000	-	(707,000)	4,001,000
Interest expense - mortgage	(2,459,000)	(693,000)	-	-	(3,152,000)
Depreciation and amortization expense	(899,000)	(752,000)	-	-	(1,651,000)
Gain on extinguishment of debt	1,416,000			-	1,416,000
Loss from investments	-	-	(1,379,000)	-	(1,379,000)
Income tax benefit	-	-	-	15,000	15,000
Net income (loss)	$583,000	$738,000	$(1,379,000)	$(692,000)	$(750,000)
Total assets	$50,860,000	$46,635,000	$751,000	$4,995,000	$103,241,000

As of and for the three months	Hotel	Real Estate	Investment
ended March 31, 2024	Operations	Operations	Transactions	Corporate	Total
Revenues	$10,758,000	$4,125,000	$-	$-	$14,883,000
Segment operating expenses	(9,239,000)	(2,612,000)	-	(716,000)	(12,567,000)
Segment income (loss)	1,519,000	1,513,000	-	(716,000)	2,316,000
Interest expense - mortgage	(2,591,000)	(643,000)	-	-	(3,234,000)
Depreciation and amortization expense	(886,000)	(721,000)	-	(453,000)	(2,060,000)
Loss from investments	-	-	(1,178,000)	-	(1,178,000)
Income tax benefit	-	-	-	295,000	295,000
Net (loss) income	$(1,958,000)	$149,000	$(1,178,000)	$(874,000)	$(3,861,000)
Total assets	$46,804,000	$47,907,000	$14,684,000	$9,560,000	$118,955,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2025	Operations	Operations	Transactions	Corporate	Total
Revenues	$33,995,000	$14,176,000	$-	$-	$48,171,000
Segment operating expenses	(27,532,000)	(7,096,000)	-	(2,244,000)	(36,872,000)
Segment income (loss)	6,463,000	7,080,000	-	(2,244,000)	11,299,000
Interest expense - mortgage	(8,128,000)	(2,068,000)	-	-	(10,196,000)
Depreciation and amortization expense	(2,731,000)	(2,236,000)	-	-	(4,967,000)
Gain on extinguishment of debt	1,416,000	-	-	-	1,416,000
Loss from investments	-	-	(2,388,000)	-	(2,388,000)
Income tax expense	-	-	-	(463,000)	(463,000)
Net (loss) income	$(2,980,000)	$2,776,000	$(2,388,000)	$(2,707,000)	$(5,299,000)
Total assets	$50,860,000	$46,635,000	$751,000	$4,995,000	$103,241,000

As of and for the nine months	Hotel	Real Estate	Investment
ended March 31, 2024	Operations	Operations	Transactions	Corporate	Total
Revenues	$32,076,000	$12,638,000	$-	$-	$44,714,000
Segment operating expenses	(27,925,000)	(7,774,000)	-	(3,365,000)	(39,064,000)
Segment income (loss)	4,151,000	4,864,000	-	(3,365,000)	5,650,000
Interest expense - mortgage	(5,796,000)	(1,899,000)	-	-	(7,695,000)
Depreciation and amortization expense	(2,597,000)	(2,094,000)	-	(453,000)	(5,144,000)
Loss from investments	-	-	(636,000)	-	(636,000)
Income tax benefit	-	-	-	191,000	191,000
Net (loss) income	$(4,242,000)	$871,000	$(636,000)	$(3,627,000)	$(7,634,000)
Total assets	$46,804,000	$47,907,000	$14,684,000	$9,560,000	$118,955,000

NOTE 11 – RELATED PARTY AND OTHER FINANCING TRANSACTIONS

The following summarizes the balances of other notes payable as of March 31, 2025 and June 30, 2024, respectively.

As of	March 31, 2025	June 30, 2024
Note payable - Hilton	$1,663,000	$1,742,000
Note payable - Aimbridge	458,000	646,000
Total other notes payable	$2,121,000	$2,388,000

On July 2, 2014, the Partnership obtained from InterGroup an unsecured loan in the principal amount of $4,250,000 at 12% per year fixed interest, with a term of 2 years, payable interest only each month. InterGroup received a 3% loan fee. The loan may be prepaid at any time without penalty. The loan was extended to July 31, 2023. On December 16, 2020, the Partnership and InterGroup entered into a loan modification agreement which increased the Partnership’s borrowing from InterGroup as needed up to $10,000,000. On December 31, 2021, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing from InterGroup as needed up to $16,000,000. Upon the dissolution of the Partnership in December 2021, Portsmouth assumed the Partnership’s note payable to InterGroup in the amount of $11,350,000. In July 2023, the note maturity date was extended to July 31, 2025 and the borrowing amount available was increased to $20,000,000. The Company agreed to a 0.5% loan extension and modification fee payable to InterGroup. In March 2024, Portsmouth and InterGroup entered into a loan modification agreement which increased Portsmouth’s borrowing amount to $30,000,000. Portsmouth agreed to a 0.5% loan modification fee for the increased borrowing of $10,000,000 payable to InterGroup. As of June 30, 2024, the balance of the loan was $26,493,000 net of loan amortization costs of zero. In March 2025, Portsmouth and InterGroup executed a loan modification agreement that increased Portsmouth’s available borrowing capacity to $40,000,000 and extended the loan’s maturity date to July 31, 2027. During the nine months ended March 31, 2025, the Company borrowed an additional $11,615,000 to fund its hotel operations. As of March 31, 2025 the balance of the loan was $38,108,000 and the Company has not made any paid-downs to its note payable to InterGroup. All material intercompany accounts and transactions have been eliminated in consolidation.

Note payable to Hilton (Franchisor) is a self-exhausting, interest free development incentive note which is reduced by approximately $316,000 annually through 2030 by Hilton if the Company is still a Franchisee with Hilton.

On February 1, 2017, Operating entered into a HMA with Ambridge to manage the Hotel with an effective takeover date of February 3, 2017. The term of the management agreement is for an initial period of 10 years commencing on the takeover date and automatically renews for an additional year not to exceed five years in aggregate subject to certain conditions. The HMA also provides for Aimbridge to advance a key money incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution shall be amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. The unamortized portion of $458,000 and $646,000 of the key money is included in the other notes payable in the consolidated balance sheets as of March 31, 2025 and June 30, 2024, respectively.

Future minimum principal payments and amortizations for all other financing transactions are as follows:

For the year ending June 30,

2025 (3 months)	$142,000
2026	567,000
2027	463,000
2028	317,000
2029	317,000
Thereafter	315,000
$2,121,000

A. Mortgage and Mezzanine Loan History

In December 2013, Justice Investors Limited Partnership (“Justice”), then a consolidated subsidiary of Portsmouth Square, Inc. (the “Company”), obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan to fund the redemption of limited partnership interests and repay a prior $42,940,000 mortgage loan. The mortgage loan was secured by the Company’s principal asset, the Hilton San Francisco Financial District (the “Hotel”), and bore interest at 5.275% per annum. The loan required interest-only payments through January 2017 and began amortizing thereafter on a 30-year schedule, maturing on January 1, 2024. The mortgage loan was guaranteed in part by Portsmouth.

The mezzanine loan, originally bearing interest at 9.75% per annum and maturing concurrently with the senior loan, was secured by the membership interests of Justice Operating Company, LLC (“Operating”), held by Justice Mezzanine Company, LLC (“Mezzanine”), and was subordinated to the mortgage debt. The mezzanine loan was refinanced in July 2019 through a new agreement with CRED REIT Holdco LLC (“Mezzanine Lender”) in the amount of $20,000,000, at a reduced fixed interest rate of 7.25%, also maturing on January 1, 2024.

As of June 30, 2024, the outstanding mortgage loan balance was $76,962,000. As of December 31, 2024, the outstanding balance was $75,789,000.

B. Forbearance Agreements and Defaults

Due to the maturity of both loans on January 1, 2024, and the absence of full repayment by that date, Portsmouth negotiated forbearance agreements with both lenders on April 29, 2024, as discussed in Note 2 – Liquidity.

Mortgage Loan Forbearance Agreement (U.S. Bank and others, the “Mortgage Lender”):

●	Provided forbearance through January 1, 2025, assuming no termination event.
●	Required a 10% principal paydown of $8,590,000.
●	Included accrual of 4% default interest, retroactive to January 1, 2024, payable upon final maturity or prepayment.
●	Included a 1% forbearance fee of $859,000, paid at execution.
●	Operating continued timely monthly payments during the forbearance period.
●	Guaranteed by Portsmouth.

Mezzanine Loan Forbearance Agreement (CRED REIT Holdco LLC):

●	Provided forbearance through January 1, 2025, contingent on no termination event.
●	Mezzanine Lender advanced $4.5 million to cover the senior loan principal paydown.
●	Required 4% default interest accrual and a 1% forbearance fee ($245,000), both payable at final maturity or prepayment.
●	No payments were required during the forbearance period.
●	Guaranteed by Portsmouth.

Both agreements contained customary covenants, events of default, and representations and warranties. On January 3, 2025, Portsmouth received a Notice of Termination from the Mortgage Lender, citing a termination event for failure to repay the debt by the forbearance expiration. On January 14, 2025, the Mezzanine Lender issued a Notice of Default, asserting its rights to pursue all remedies under the agreement.

These defaults were the primary contributors to Portsmouth’s substantial doubt assessment under ASC 205-40, as disclosed in Note 2 – Liquidity.

C. Debt Refinancing Completed on March 28, 2025

On January 21, 2025, Portsmouth executed a non-binding term sheet with Prime Finance (“Prime”) for a new senior loan. On March 28, 2025, Portsmouth closed on both a senior mortgage loan and modified mezzanine loan (collectively, the “Loan Agreements”), fully retiring the prior debt with U.S. Bank and CRED REIT Holdco LLC.

●	Mortgage Loan: Operating entered into a $67,000,000 Mortgage Loan Agreement with Prime. The loan bears interest at SOFR + 4.75%, with a SOFR cap of 4.50%, and matures in two years with three one-year extension options, subject to satisfaction of financial and operational covenants. The Interest Rate Cap caps Term SOFR at 4.50% and has a notional amount equal to or greater than the outstanding principal balance of the loan. The Company paid a premium of approximately $136,000 for the cap at inception. The loan is secured by the Hotel.
●	Mezzanine Loan: Mezzanine executed a modified Mezzanine Loan Agreement with CRED REIT Holdco LLC for a principal amount of $36,300,000 at a fixed rate of 7.25% per annum, on matching terms to the senior loan. The loan is secured by Mezzanine’s membership interest in Operating.

Portsmouth and the Company continue to provide a limited guaranty in connection with both facilities. The Company is also subject to customary covenants, including financial ratios and affirmative obligations.

D. DSCR and Lockbox Arrangements

Operating has not maintained compliance with the required Debt Service Coverage Ratio (“DSCR”) under both the original and refinanced loans. This condition ordinarily triggers a lender-imposed cash management lockbox. However, such a lockbox mechanism was in place from inception, and remains in effect through loan maturity, regardless of DSCR performance. Cash receipts from the Hotel are deposited into lender-controlled accounts, with controlled disbursements based on agreed-upon budget approvals.

E. Governance and Related Party Disclosure

All of Portsmouth’s directors serve as directors of InterGroup — John V. Winfield, William J. Nance, John C. Love, Yvonne Murphy, and Steve Grunwald. Mr. Winfield is Chairman of the Board and Chief Executive Officer of both Portsmouth and InterGroup. He served as Managing Director of Justice until its dissolution in December 2021.

Portsmouth encourages investments by its CEO and InterGroup in the same companies in which Portsmouth invests, as such alignment of interests places personal and affiliate capital at risk alongside Company capital.

NOTE 12 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of March 31, 2025 and June 30, 2024:

As of	March 31, 2025	June 30, 2024
Trade payable	$2,084,000	$2,999,000
Advance deposits	504,000	557,000
Property tax payable	361,000	563,000
Payroll and related accruals	3,269,000	3,183,000
Mortgage interest payable	2,406,000	3,930,000
Withholding and other taxes payable	1,355,000	1,382,000
Security deposit	1,011,000	952,000
Franchise fees	1,278,000	1,418,000
Management fees payable	423,000	2,688,000
Other	374,000	350,000
Total accounts payable and other liabilities	$13,065,000	$18,022,000

NOTE 13 – SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

As of March 31, 2025, the Company owned approximately 75.9% of the common shares of Portsmouth Square, Inc. The Company’s principal sources of revenue are revenues from the hotel owned by Portsmouth, rental income from its investments in multi-family and commercial real estate properties, and income received from investment of its cash and securities assets.

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

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The Company had net income of $750,000 for the three months ended March 31, 2025 compared to net loss of $3,861,000 for the three months ended March 31, 2024. The decrease in loss is primarily attributable to the refinance waiver of default interest and forbearance fee.

Hotel Operations

The Company had net income from Hotel operations of $583,000 for the three months ended March 31, 2025 compared to net loss of $1,958,000 for the three months ended March 31, 2024. The decrease in loss is primarily attributable to the refinance waiver of default interest and forbearance fee by the mezzanine lender and increased room revenues.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended March 31, 2025 and 2024:

For the three months ended March 31,	2025	2024
Hotel revenues:
Hotel rooms	$10,534,000	$9,018,000
Food and beverage	728,000	924,000
Garage	760,000	710,000
Other operating departments	188,000	106,000
Total Hotel revenues	12,210,000	10,758,000
Operating expenses excluding depreciation and amortization	(9,685,000)	(9,239,000)
Operating income before gain on extinguishment of debt, interest expense, depreciation and amortization	2,525,000	1,519,000
Gain on extinguishment of debt	1,416,000	-
Interest expense - mortgage	(2,459,000)	(2,591,000)
Depreciation and amortization expense	(899,000)	(886,000)
Net loss from Hotel operations	$583,000	$(1,958,000)

For the three months ended March 31, 2025, the Hotel had operating income of $2,525,000 before mortgage interest expense, depreciation, and amortization on total operating revenues of $12,210,000 compared to operating income of $1,519,000 before mortgage interest expense, depreciation and amortization on total operating revenues of $10,758,000 for the three months ended March 31, 2024.

For the three months ended March 31, 2025, room revenues increased by $1,516,000, food and beverage revenue decreased by $196,000 and garage increased by $50,000 compared to the three months ended March 31, 2024. Total operating expenses increased by $446,000 due to increases in union salaries and wages, Hilton marketing and guest loyalty fees, travel agent and group commissions.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended March 31, 2025 and 2024:

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR
2025	$241	89%	$215
2024	$232	78%	$182

The Hotel’s revenues increased by 13% this quarter as compared to the previous comparable quarter. Average daily rate increased by $9, average occupancy increased by 11%, and RevPAR increased by $33 for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Real Estate Operations

Revenue from real estate operations increased to $4,614,000 for the three months ended March 31, 2025 from $4,125,000 for the three months ended March 31, 2024 primarily due to decrease in vacancy at its Missouri property which is rebranding and was undergoing renovation. Real estate operating expenses decreased to $2,431,000 from $2,612,000 year over year primarily due to decreased repairs and maintenance. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $1,097,000 for the three months ended March 31, 2025 compared to a net loss on marketable securities of $811,000 for the three months ended March 31, 2024. For the three months ended March 31, 2025, the Company had a net realized loss of $74,000 and a net unrealized loss of $1,023,000. For the three months ended March 31, 2024, the Company had a net realized gain of $9,000 and a net unrealized loss of $820,000. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

Nine Months Ended March 31, 2025 Compared to Nine Months Ended March 31, 2024

The Company had net loss of $5,299,000 for the nine months ended March 31, 2025 compared to net loss of $7,634,000 for the nine months ended March 31, 2024. The decrease in loss is primarily attributable to the refinance waiver of default interest and forbearance fee by the mezzanine lender and increased room revenues.

Hotel Operations

The Company had net loss from Hotel operations of $2,980,000 for the nine months ended March 31, 2025 compared to net loss of $4,242,000 for the nine months ended March 31, 2024. The decrease in loss is primarily attributable to the increase in rooms revenue and a decrease in operating expenses.

The following table sets forth a more detailed presentation of Hotel operations for the nine months ended March 31, 2025 and 2024:

For the nine months ended March 31,	2025	2024
Hotel revenues:
Hotel rooms	$29,045,000	$26,982,000
Food and beverage	2,115,000	2,523,000
Garage	2,415,000	2,243,000
Other operating departments	420,000	328,000
Total Hotel revenues	33,995,000	32,076,000
Operating expenses excluding depreciation and amortization	(27,532,000)	(27,925,000)
Operating income before interest expense, depreciation
and amortization	6,463,000	4,151,000
Gain on extinguishment of debt	1,416,000	-
Interest expense - mortgage	(8,128,000)	(5,796,000)
Depreciation and amortization expense	(2,731,000)	(2,597,000)
Net loss from Hotel operations	$(2,980,000)	$(4,242,000)

For the nine months ended March 31, 2025, the Hotel had operating income of $6,463,000 before interest expense, depreciation, and amortization on total operating revenues of $33,995,000 compared to operating income of $4,151,000 before interest expense, depreciation, and amortization on total operating revenues of 32,076,000 for the nine months ended March 31, 2024.

For the nine months ended March 31, 2025, room revenues increased by $2,063,000, food and beverage revenue decreased by $408,000, garage revenue increased by $172,000 compared to the nine months ended March 31, 2024. Total operating expenses decreased by $393,000 due to decreased commissions, franchise fees, Hilton marketing fees, and salaries and wages.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the nine months ended March 31, 2025 and 2024.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR
2025	$213	91%	$194
2024	$219	82%	$180

The Hotel’s revenues increased by 6% for the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024. Average daily rate decreased by $6, average occupancy increased by 9%, and RevPAR increased by $14 for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024.

Real Estate Operations

Revenue from real estate operations increased to $14,176,000 for the nine months ended March 31, 2025 from $12,638,000 for the nine months ended March 31, 2024. Real estate operating expenses decreased to $7,096,000 from $7,774,000 year over year primarily due to decrease in turn-over expenses, and maintenance and repair expenses. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $1,566,000 for the nine months ended March 31, 2025 compared to a net gain on marketable securities of $164,000 for the nine months ended March 31, 2024. For the nine months ended March 31, 2025, the Company had a net realized loss of $329,000 and a net unrealized loss of $1,237,000. For the nine months ended March 31, 2024, the Company had a net realized gain of $1,374,000 and a net unrealized loss of $1,210,000.

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

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of March 31, 2025 and June 30, 2024 by selected industry groups:

		% of Total
As of March 31, 2025		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$749,000	100%
Technology	2,000	0%
	$751,000	100%

		% of Total
As of June 30, 2024		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$3,358,000	45%
Communication services	1,994,000	27%
T-Notes	933,000	13%
Energy	303,000	4%
Financial services	269,000	4%
Healthcare	179,000	2%
Utilities	163,000	2%
Industrials	159,000	2%
Basic material	75,000	1%
Technology	21,000	0%
	$7,454,000	100%

As of March 31, 2025, the Company’s investment portfolio is was comprised of 2 different equity positions. The portfolio is concentrated, with one investment accounting for a significant majority of the total equity value. Specifically, the Company held common stock of American Realty Investors, Inc. (NASDAQ: ARL), which represented approximately 99% of the total equity investment portfolio as of the reporting date. American Realty Investors, Inc. is included in the financial services industry group.

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

The following table shows the net gain (loss) on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended March 31,	2025	2024

Net loss on marketable securities	$(1,097,000)	$(811,000)
Dividend and interest income	35,000	63,000
Trading and management expenses	(317,000)	(430,000)
Net loss from investment transactions	$(1,379,000)	$(1,178,000)

For the nine months ended March 31,	2025	2024

Net (loss) gain on marketable securities	$(1,566,000)	$164,000
Dividend and interest income	156,000	333,000
Trading and management expenses	(978,000)	(1,133,000)
Net loss from investment transactions	$(2,388,000)	$(636,000)

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2025, the Company had total cash, cash equivalents, and restricted cash of $13,394,000, compared to $8,694,000 as of June 30, 2024. The Company also held marketable securities, net of margin balances, of $751,000, compared to $7,266,000 at June 30, 2024. These marketable securities are short-term and considered readily convertible to cash.

Related Party Credit Facility – InterGroup

Portsmouth continues to rely on a related party revolving credit facility with its parent company, InterGroup to support hotel operations and liquidity needs. This unsecured facility, originally entered into in 2014 and subsequently modified, has undergone several amendments over time.

Key modifications include:

●	December 2021: Portsmouth assumed $11.35 million in outstanding debt upon the dissolution of Justice Investors L.P.

●	July 2023: Increased available borrowings to $20,000,000 and extended maturity to July 31, 2025 with a 0.5% loan modification fee.

●	March 2024: Increased available borrowings to $30,000,000 with a 0.5% loan modification fee

●	March 2025: Further increased available borrowing capacity to $40,000,000 and extended the maturity to July 31, 2027.

The facility bears 12% annual interest, is interest-only, and may be prepaid at any time without penalty. During the nine months ended March 31, 2025, Portsmouth borrowed an additional $11,615,000 to fund Hotel refinancing and Hotel operations. As of that date, the outstanding balance was $38,108,000, and Portsmouth had not made any principal repayments. This facility remains a critical source of liquidity and flexibility for Portsmouth. See also Note 11 – Related Party and Other Financing Transactions. Portsmouth has not made any paid-downs to its note payable to InterGroup. All material intercompany accounts and transactions have been eliminated in consolidation.

Real Estate

In December 2024, the Company refinanced mortgage on its 157-unit apartment located in Florence, Kentucky in the amount of $9,800,000. The term of the loan is approximately 10 years with an interest rate at 5.40%. The loan matures in January 2035.

Liquidity Requirements

The Company’s short-term liquidity needs include:

●	Hotel operating costs, including payroll, utilities, franchise and management fees,

●	Corporate overhead and tax obligations,

●	Interest payments and required loan maintenance under both senior and mezzanine debt agreements, and

●	Routine repair and maintenance capital expenditures at the Hotel.

Long-term liquidity requirements include:

●	Scheduled debt maturities, including those disclosed in Note 11, and

●	Capital improvements to maintain the competitiveness and operational standards of the Hotel under its Hilton franchise agreement.

The Company intends to meet these obligations using a combination of:

●	Available cash on hand,

●	Operating cash flows,

●	Draws under the InterGroup credit facility, and

●	Other potential financing or equity alternatives.

Management’s Liquidity Assessment

As further discussed in Note 2 – Liquidity, the Company has taken proactive steps to stabilize its liquidity profile, including:

●	Completion of a refinancing of its senior and mezzanine debt in March 2025,

●	Continuing cost controls and selective capital expenditure deferrals,

●	Strategic use of related party financing, and

●	Maintenance of a lender-controlled lockbox cash management system.

While management believes that current liquidity sources and available borrowing capacity will be sufficient to support near-term working capital needs—even in the event of continued pressure on hotel performance indicators such as occupancy and RevPAR—there can be no assurance that unforeseen market or operational conditions will not adversely affect the Company’s liquidity position.

The Company continues to evaluate strategic alternatives and operational adjustments in response to ongoing macroeconomic and market-specific challenges in San Francisco’s hospitality sector.

Going Concern

The condensed consolidated financial statements of Portsmouth for the quarter ended March 31, 2025, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, as described below, certain conditions and events raise substantial doubt about Portsmouth’s ability to continue as a going concern within one year following the issuance of these financial statements.

As of March 31, 2025, Portsmouth had outstanding obligations under a senior mortgage loan and mezzanine loan that had previously matured on January 1, 2024, with an aggregate principal balance of $100.3 million. Following the maturity date, Portsmouth received default notices from both the senior loan servicer, LNR Partners, LLC, and the mezzanine lender, CRED Reit Holdco LLC, in January 2024. In response, Portsmouth entered into forbearance agreements with both lenders on April 29, 2024, which temporarily extended the loan maturity dates to January 1, 2025, allowing time to pursue long-term refinancing.

Despite Portsmouth’s continued efforts, including active negotiations and timely debt service payments, the forbearance periods expired without full repayment. As a result, the senior loan servicer issued a Notice of Termination on January 3, 2025, and the mezzanine lender issued a subsequent Notice of Default on January 14, 2025. These notices reinstated the lenders’ full rights and remedies, including acceleration and foreclosure actions.

On March 28, 2025, Portsmouth completed a refinancing of its senior debt through a new $67.0 million mortgage loan with PRIME Finance. The mortgage loan bears interest at a floating rate equal to 30-day SOFR plus 4.75%, subject to an interest rate cap that limits SOFR to 4.50%. The loan has a two-year initial term with three one-year extension options, subject to meeting certain financial and operational covenants.

Simultaneously, Portsmouth modified its mezzanine loan agreement with CRED Reit Holdco LLC, restructuring the outstanding mezzanine balance into a $36.3 million fixed-rate facility bearing interest at 7.25% per annum. The mezzanine loan shares the same maturity profile and extension structure as the senior mortgage loan.

Management believes that the successful refinancing materially improves Portsmouth’s near-term liquidity position and provides a stable capital structure to support ongoing operations. Nevertheless, Portsmouth continues to face adverse macroeconomic and industry-specific conditions, including persistently high interest rates, suppressed business travel demand in the San Francisco market, and elevated labor costs. These factors, combined with uncertainty regarding future refinancing at maturity, create significant risks to Portsmouth’s cash flows and financial flexibility.

While Portsmouth has maintained compliance with debt service requirements and completed major renovations to enhance asset competitiveness, including the ongoing lobby renovation and restoration of 14 guest rooms expected to return to inventory by June 30, 2025, management cannot provide assurance that operating cash flows will be sufficient to meet all future obligations or that refinancing or extension options will be available on favorable terms, if at all.

As a result, management has concluded that substantial doubt exists about Portsmouth’s ability to continue as a going concern for the twelve-month period following the issuance of these financial statements. Portsmouth continues to evaluate strategic options to improve liquidity and financial performance and is committed to executing its business plan under the current market conditions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table provides a summary as of March 31, 2025, the Company’s material financial obligations which also includes interest payments.

		3 Months	Year	Year	Year	Year
	Total	2025	2026	2027	2028	2029	Thereafter
Mortgage and subordinated notes payable	$198,396,000	$5,589,000	$1,162,000	$106,596,000	$1,770,000	$1,845,000	$81,434,000
Other notes payable	2,121,000	142,000	567,000	463,000	317,000	317,000	315,000
Interest	40,970,000	2,454,000	11,667,000	11,098,000	2,648,000	2,582,000	10,521,000
Total	$241,487,000	$8,185,000	$13,396,000	$118,157,000	$4,735,000	$4,744,000	$92,270,000

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to the consolidation of our subsidiaries, to our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the nine months ended March 31, 2025.

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

The Company and its subsidiary Portsmouth, compute and file income tax returns and prepare discrete income tax provisions for financial reporting. The income tax benefit during the three months ended March 31, 2025 and 2024 represents primarily the combined income tax effect of Portsmouth’s pretax loss which includes the net loss from the Hotel and the pre-tax loss from InterGroup (standalone). InterGroup and Portsmouth file their respective income tax returns on a calendar year basis.

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

HOTEL ASSETS AND DEFINITE-LIVED INTANGIBLE ASSETS

We evaluate property and equipment, and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted cash flows of the assets. We use judgment to determine whether indications of impairment exist and consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable. Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. There were no indicators of impairment on its hotel investments or intangible assets and accordingly no impairment losses recorded during the nine months ended March 31, 2025 and 2024, respectively.

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

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Portsmouth Square, Inc., through its operating company Justice Investors Operating Company, LLC, a Delaware limited liability company (the “Company”), is the owner of the real property located at 750 Kearny Street in San Francisco, currently improved with a 27 – story building which houses a Hilton Hotel (the “Property”). The Property was purchased and improved pursuant to the terms of a series of agreements with the City and County of San Francisco (the “City”) in the early 1970’s. The terms of the agreements and subsequent approvals and permits included a condition by which the Company was required to construct an ornamental overhead pedestrian bridge across Kearny Street, connecting the Property to a nearby City-owned park and underground parking garage known as Portsmouth Square (the “Bridge”). Included in the approval process was the City’s issuance of a Major Encroachment Permit (“Permit”) allowing the Bridge to span over Kearney Street. As of May 24, 2022, the City has purported to revoke the Permit and on June 13, 2022, directed the Company to submit a general bridge removal and restoration plan (the “Plan”) at the Company’s expense. The Company disputes the legality of the purported revocation of the Permit. The Company further disputes the existence of any legal or contractual obligation to remove the Bridge at its expense. In particular, representatives of the Company participated in meetings with the City on and at various times after August 1, 2019, to discuss a collaborative process for the possible removal of the Bridge. Until the purported revocation of the Permit in 2022, the City representatives repeatedly and consistently promised and agreed that the City will pay for the associated costs of any Bridge removal. Nevertheless, without waiving any rights, in an effort to understand all of the available options, and to provide a response to the City’s directives, the Company has engaged a Project Manager, a structural engineering firm and an architect to participate in the development of a Plan for the Bridge removal, as well as the reconstruction of the front of the Hilton Hotel. The Company has been working cooperatively with the City on the process for removal of the Bridge and its related physical encroachments, including obtaining regulatory approvals and permits. The Company is currently in discussion with the City regarding both the process and financial responsibility for the implementation of the Plan and reconstruction of the impacted portions of the Hotel. Those discussions are expected to continue at least through the second quarter of 2025. A final Plan is currently not expected to be completed and approved until the Spring of 2025, and permits for the Bridge demolition are unlikely to be obtained until August of 2025 at the earliest.

The Company may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company will defend itself vigorously against any such claims. Management does not believe that the impact of such matters will have a material effect on the financial conditions or result of operations when resolved.

Item 1A. RISK FACTORS

On November 21, 2024, the Company received a Staff Deficiency Letter from the Nasdaq Stock Market Listing Qualifications Department indicating that the Company did not maintain minimum Market Value of Listed Securities (“MVLS”) of $35 million from October 7, 2024 to November 20, 2024 and thus no longer complied with the requirements pursuant to Listing Rules 550(b)(1) and 5550(b)(3). The Company was given until May 20, 2025, to regain compliance with all continued listing requirements of the Nasdaq Capital Market by at anytime during this compliance period the Company’s MVLS closing at $35 million or more for a minimum of ten consecutive business days. The Company has been unable to meet this criterion, and it also faces the same deficiency as a result of the continued negative stockholders equity as of March 31, 2025. The Company expects to receive an additional deficiency letter with respect thereto upon filing of this Form 10-Q. As a result of this additional deficiency and the Company's inability to remedy the initial deficiency in a timely manner, it will likely have to appeal these deficiencies to a Nasdaq Hearing Panel.  If the Company does not appeal to the Hearings Panel, or if its appeal is unsuccessful, then its stock would be delisted from Nasdaq and trade on the OTC Pinksheets and starting in July, the new basic OTCID (or the OTCQB or OTCQX upon application if made).  Stocks trading on the over the counter markets face numerous incremental risks, including, but not limited to, decreased liquidity which can result in lowered stock prices and potential litigation. Also, over the counter stocks face additional challenges in obtaining financing at favorable terms, if at all.

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

THE INTERGROUP CORPORATION
(Registrant)

Date: May 15, 2025	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	by	/s/ Ann Marie Blair
Ann Marie Blair
Treasurer and Controller
Principal Financial Officer

-32-