Form 10-K
period 2025-06-30
INTERGROUP CORP
filed 2025-09-30
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of December 31, 2024, the last day of the registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8,730,000 (based upon the closing sale price of the common stock on that date on The NASDAQ Stock Market LLC).

The number of shares outstanding of registrant’s Common Stock, as of September 29, 2025 was 2,154,405.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including anticipated repayment of certain of the Company’s indebtedness, our expected future business condition, the effects of competition and the potential changes in laws, regulations, or government policy applicable to our operations, and other non-historical statements, including the impact of macroeconomic factors (including inflation, increases in interest rates, slowing economic growth or potential recessionary conditions and geopolitical conflicts). Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events. Statements regarding “intrinsic value,” potential market values, or capital recycling reflect management’s current beliefs and estimates, are not appraisals or guarantees of value, and are subject to risks and uncertainties.

All such forward-looking statements are based on current expectations of management and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, forecasted, or implied in these statements. You should not place undue reliance on any forward-looking statements, and we urge investors to carefully review the disclosures we make concerning risks and uncertainties in Item 1A: “Risk Factors” in this Annual Report on Form 10-K, and in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission, which are accessible at www.sec.gov. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The risk factors discussed in Item 1A: “Risk Factors” could cause our results to differ materially from those expressed in forward-looking statements. Additional risks and uncertainties, including those not currently known to us or that we presently consider immaterial, may also cause actual results to differ materially from those expressed or implied in forward-looking statements.

Other factors that may cause actual results to differ materially from current expectations include, but are not limited to:

●	risks associated with the lodging industry, including competition, increases in wages, labor relations, energy and fuel costs, pandemics or public health crises (whether actual or perceived), acts of terrorism, and downturns in domestic and international economic and market conditions, particularly in the San Francisco Bay Area;

●	risks associated with the real estate industry, including changes in real estate and zoning laws or regulations, increases in real property taxes, rising insurance premiums, and increased costs or liabilities related to environmental, health, and safety laws, and other governmental requirements;

●	the availability and terms of financing and capital and the general volatility of securities markets;

●	increases in interest rates, or sustained periods of higher interest rate environments;

●	changes in the competitive environment in the hotel industry;

●	economic volatility and significant or prolonged economic slowdowns;

●	natural disasters and extreme weather events, or other climate-related impacts;

●	inflationary or hyperinflationary pressures;

●	litigation, regulatory proceedings, or governmental investigations; and

●	other risk factors discussed below in this Report.

PART I

Item 1. Business.

GENERAL

The InterGroup Corporation (“InterGroup” or the “Company” and may also be referred to as “we”, “us”, or “our” in this report) is a Delaware corporation formed in 1985, as the successor to Mutual Real Estate Investment Trust (“M-REIT”), a New York real estate investment trust created in 1965. The Company has been a publicly held company since M-REIT’s first public offering of shares in 1966.

The Company was organized to buy, develop, operate, rehabilitate, and dispose of real property of various types and descriptions, and to engage in such other business and investment activities as would benefit the Company and its shareholders. The Company was founded upon, and remains committed to, social responsibility. Such social responsibility was originally defined as providing decent, affordable housing for individuals without regard to race. In 1985, after examining the impact of federal, state, and local equal housing laws, the Company determined to broaden its definition of social responsibility. The Company changed its form from a REIT to a corporation so that it could pursue a variety of investments beyond real estate and broaden its social impact by pursuing opportunities with the potential to increase shareholder value, consistent with the Company’s underlying commitment to social responsibility.

As of June 30, 2025, InterGroup owns approximately 75.9% of the outstanding common shares of Portsmouth. As of June 30, 2025, the Company’s President, Chairman of the Board, and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth. The Company’s Chief Operating Officer, David Gonzalez, was elected President of Portsmouth in May 2021.

Portsmouth’s primary business has historically been conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). Portsmouth received management fees as a general partner of Justice for its services in overseeing and managing the Partnership’s assets. Those fees were eliminated in consolidation. Effective July 15, 2021, Portsmouth completed the purchase of 100% of the limited partnership interest of Justice through the acquisition of the remaining 0.7% non-controlling interest.

Effective December 23, 2021, the Partnership was dissolved. The financial statements of Justice were consolidated with those of the Company.

Prior to its dissolution effective December 23, 2021, Justice owned and operated a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage through its subsidiaries Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”). Mezzanine was a wholly owned subsidiary of the Partnership; Operating is a wholly owned subsidiary of Mezzanine. Effective December 23, 2021, Portsmouth replaced Justice as the single member of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (“Hilton”) through January 31, 2030. The franchise agreement requires the hotel to meet certain brand standards and capital improvement requirements, noncompliance with which could have an adverse impact on operations, as discussed in Item 1A – Risk Factors.

In connection with the refinancing of the Hotel on March 28, 2025, the Company formed Justice Pledgor, LLC, a Delaware limited liability company (“Pledgor”), which became the sole member of Operating. Mezzanine is the sole member of Pledgor. The refinancing transaction resulted in an increase in Portsmouth’s leverage of approximately $1 million and subjects us to additional covenants and payment obligations, which are described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Hotel’s senior mortgage and amended mezzanine loans are obligations of Portsmouth’s subsidiaries and are secured at the Hotel-subsidiary level; they are not primary obligations of InterGroup. As part of the March 28, 2025 closing, prior guaranties tied to the 2013/2017 facilities were terminated and replaced by limited “carve-out/springing recourse” guaranties executed by Portsmouth and InterGroup as described in Note 10.

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Properties include sixteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States but are concentrated in Texas and the County of Los Angeles, California. The Company also has an investment in unimproved real property. As of June 30, 2025, all the Company’s operating real estate properties are managed in-house.

The Company acquires its investments in real estate and other investments utilizing cash, securities, or debt, subject to approval and guidelines of the Board of Directors and its Executive Strategic Real Estate and Securities Investment Committee. The Company may also look for new real estate investment opportunities in hotels, apartments, office buildings and development properties. The acquisition of any new real estate investments will depend on the Company’s ability to find suitable investment opportunities and the availability of sufficient financing to acquire such investments. To help fund any such acquisition, the Company may borrow funds to leverage its investment capital. The amount of any such debt will depend on several factors including, but not limited to, the availability of financing and the sufficiency of the acquisition property’s projected cash flows to support the operations and debt service.

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

HILTON HOTELS FRANCHISE LICENSE AGREEMENT

The Partnership entered into a Franchise License Agreement (the “License Agreement”) with HLT Franchise Holding LLC (“Hilton”) on December 10, 2004. The term of the License Agreement was for an initial period of fifteen years commencing on the date the Hotel began operating as a Hilton hotel, with an option to extend it for another five years, subject to certain conditions. On June 26, 2015, Operating and Hilton entered into an amended franchise agreement that, among other things, extended the License Agreement through January 31, 2030, and provided the Partnership with certain key money cash incentives to be earned through January 2030. The License Agreement requires the hotel to maintain specific brand standards and periodic renovations, noncompliance with which could result in penalties, termination of the agreement, or loss of the Hilton brand, as discussed in Item 1A – Risk Factors.

HOTEL MANAGEMENT COMPANY AGREEMENT

Operating entered into a hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, along with its five-level parking garage, with an effective date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing February 3, 2017 and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms of the HMA, base management fee (“Basic Fee”) payable to Aimbridge shall be one and seven-tenths percent (1.70%) of total Hotel revenue. In addition to the Basic Fee, Aimbridge shall be entitled to an annual incentive fee for each fiscal year equal to ten percent (10%) of the amount by which Gross Operating Profit in the current fiscal year exceeds the previous fiscal year’s Gross Operating Profit.

For the fiscal years ended June 30, 2025 and 2024, hotel management fees were $783,000 and $706,000, respectively, and incentive fees were $0 in both periods, offset by key money amortization of $250,000 for both years, and such amounts are included in Hotel operating expenses in the consolidated statements of operations. However, following discussions with Aimbridge regarding the impact of the COVID-19 pandemic on incentive fee eligibility, the parties agreed that no incentive fees were payable for fiscal years 2019 through 2023. Specifically, Aimbridge agreed to waive $1,030,134 in previously recorded incentive fees, and both parties established a performance threshold for future incentive fee eligibility of $15,257,301 in earnings before interest, taxes, depreciation, and amortization (“EBITDA”), equal to, the EBITDA in 2017 when Aimbridge began managing the Hotel. As a result, the Company recorded a reduction in Hotel operating expenses of $1,030,134 for the year ended June 30, 2025. As part of the Hotel management agreement, Aimbridge, through the Company’s wholly owned subsidiary, Kearny Street Parking LLC, manages the parking garage in-house. The loss or replacement of the hotel management company, or a failure by Aimbridge to meet performance benchmarks, could have a material adverse impact on hotel operations, as discussed in Item 1A – Risk Factors.

CHINESE CULTURE FOUNDATION LEASE

In November 1967, Justice entered into a 50-year nominal rent lease (the “Lease”) with the Chinese Culture Foundation of San Francisco (the “Foundation”) for the third-floor space of the Hotel commonly known as the Chinese Culture Center, which the Foundation had the right to occupy pursuant to the Lease. Among other requirements, the Lease was a condition imposed by the City of San Francisco upon Justice in connection with the conveyance of the real estate on which the Hotel would be built.

On March 15, 2005, the Hotel and the Foundation entered an amended lease. The amended lease, among other things, requires the Hotel to pay to the Foundation a monthly event space fee in the amount of $5,000, adjusted annually based on the local Consumer Price Index. As of June 30, 2025, the monthly event space fee was $7,000. The term of the amended lease expired on October 17, 2023, with an automatic extension for another 10-year term if the property continues to be operated as a hotel. Subject to certain conditions as set forth in the amended lease, the Foundation is entitled to reserve for a maximum of 75 days per calendar year for use of the event space. If the Hotel needs the event space during one of the dates previously reserved by the Foundation, the Hotel shall pay the Foundation $4,000 per day for use of the event space. During the fiscal years ended June 30, 2025 and 2024, the Hotel paid the Foundation $15,000 and $8,000 for such fees, respectively. The terms of this lease, including the reserved use provisions, could limit flexibility for certain hotel functions or events.

SALES AND REFINANCING OF REAL ESTATE PROPERTIES

In December 2024, the Company refinanced the mortgage on its 157-unit apartment located in Florence, Kentucky in the amount of $9,800,000. The new 10-year interest-only loan has an interest rate of 5.40%. The loan matures in January 2035.

On May 31, 2023, the Company refinanced its $4,823,000 mortgage note payable on its 264-unit apartment complex in St. Louis, Missouri and obtained a new two-year mortgage for $5,360,000. The Company deposited the existing cash in escrow for Capital Expenditure Reserve of $616,000 and $244,000 in Additional Reserve for taxes and insurance. The mortgage has a floating monthly rate of 30-day SOFR (capped at 5.5%) plus SOFR margin of 3.10%. interest-only payments were due for the first12 months, and $5,500 principal payments commencing in June 2024. The mortgage loan matured in May 2025. In May 2025 the Company amended the agreement for a new loan maturity of June 5, 2028.

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel and real estate operations, the Company also invests from time to time in income producing instruments, corporate debt and equity securities, publicly traded investment funds, mortgage-backed securities, securities issued by REITs and other companies which invest primarily in real estate.

The Company’s securities investments are made under the supervision of an Executive Strategic Real Estate and Securities Investment Committee of the Board of Directors (the “Committee”). The Committee currently has four members and is chaired by the Company’s Chairman of the Board, Chief Executive Officer and President, John V. Winfield. The Committee has delegated authority to manage the portfolio to the Company’s Chairman, CEO and President, together with such assistants and management committees as he may designate. The Committee generally follows certain established investment guidelines for the Company’s investments. These guidelines presently include: (i) corporate equity securities should be listed on the New York Stock Exchange (NYSE), NYSE American, NYSE Arca, or the Nasdaq Stock Market, LLC (NASDAQ); (ii) the issuer of the listed securities should be in compliance with the listing standards of the applicable national securities exchange; and (iii) investment in a particular issuer should not exceed 10% of the market value of the total portfolio. The investment guidelines do not require the Company to divest itself of investments, that initially meet these guidelines but subsequently fail to meet one or more of the investment criteria. The Committee has in the past approved nonconforming investments and may in the future approve nonconforming investments. The Committee may modify these guidelines from time to time. Changes in market conditions, interest rates, or liquidity could negatively impact the value or performance of these investments, as discussed in Item 1A – Risk Factors.

The Company may also invest, with the approval of the Committee, in unlisted securities, such as convertible notes, through private placements including private equity investment funds. Those investments in non-marketable securities are carried at cost on the Company’s consolidated balance sheets as part of Other Assets, net, and reviewed for impairment on a periodic basis.

As part of its investment strategies, the Company may assume short positions in marketable securities. Short sales are used by the Company to potentially offset normal market risks undertaken in the course of its investing activities or to provide additional return opportunities. As of June 30, 2025 and 2024, the Company had obligations for securities sold short (equities short) of $0 and $188,000, respectively.

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. The margin used by the Company may fluctuate depending on market conditions. The use of leverage could be viewed as risky, and the market values of the portfolio may be subject to large fluctuations. Margin balances due as of June 30, 2025 and 2024 were $0 for both years. The use of margin or other forms of leverage increases exposure to market volatility and could magnify losses.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Board of Portsmouth and oversees the investment activity of Portsmouth. Depending on certain market conditions and various risk factors, the Chief Executive Officer, and Portsmouth, at times, may invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of Portsmouth, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company. Transactions or investments involving related parties are subject to the Company’s related-party transaction policies and applicable Securities and Exchange Commission disclosure requirements, including Regulation S-K Item 404.

Further information with respect to investment in marketable securities and other investments of the Company is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Note 6 of the Notes to Consolidated Financial Statements.

SEASONALITY

Historically, the Hotel’s operation has been seasonal under normal circumstances. Like most hotels in the San Francisco Bay Area, the Hotel generally maintained high occupancy and room rates during the entire year except for the weeks starting from Thanksgiving to the first week of January due to the holiday season. These seasonal patterns can be expected to cause fluctuations in the quarterly revenues of the Hotel. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the effects on our results of operations. Climate variability or extreme weather events could alter historical seasonal trends and impact occupancy and room rates, as discussed in Item 1A – Risk Factors.

COMPETITION

The Hotel has successfully completed its full guest rooms renovation over the last two years, along with renovations to public space, the fitness center, corridors, and meeting space. With newly renovated rooms, the Hotel expects to drive rate and grow RevPar relative to the market and its competitive set (“CompSet”). The Hotel recently received its annual Quality Assurance inspection from Hilton and received the highest score in at least the last decade at 96.7%, which is an “Outstanding” ranking by Hilton.

During the fiscal year ended June 30, 2025, the Hotel’s CompSet achieved a RevPAR of $172.84 while the Hotel had a RevPAR of $214.66.  Since the completion of the renovation in June 2024, the Hotel has increased its lead in RevPAR on the CompSet dramatically, growing RevPAR 23% while the CompSet declined by 8.3% over the same time.

The Hotel’s location in the San Francisco Financial District historically has provided greater opportunities over its competitors when it comes to developing relationships with the Financial District entities and the customers who regularly do business in the downtown area. With business travel slowly returning to San Francisco post-pandemic, we are competing with hotels in more tourist attracting locations and amenities for the leisure traveler. The ability to capitalize on the strong midweek demand of the individual business traveler to the Financial District has been the focus during this period of strong growth in the market. The city is seeing the return of a stronger convention calendar along with business travel trending positively.

The Hotel is also subject to certain operating risks common to all of the hotel industry, which could adversely impact performance, including those set forth in Item 1A- Risk Factors.

These risks include, but are not limited to:

●	Competition for guests and meetings from other hotels including competition and pricing pressure from internet wholesalers and distributors;

●	increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

●	labor strikes, disruptions or lock outs;

●	dependence on demand from business and leisure travelers, which may fluctuate and is seasonal;

●	increases in energy costs, cost of fuel, airline fares and other expenses related to travel, which may negatively affect traveling;

●	terrorism, terrorism alerts and warnings, wars and other military actions, pandemics or other medical events or warnings which may result in decreases in business and leisure travel;

●	natural disasters; and

●	adverse effects of downturns and recessionary conditions in international, national and/or local economies and market conditions. Other factors such as cybersecurity incidents impacting travel infrastructure, extreme weather events linked to climate change, or public health crises could also disrupt travel patterns and negatively affect hotel performance, as discussed in Item 1A- Risk Factors.

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

Although the Phase I assessments and other environmental reports we have reviewed disclose certain conditions on our property and the use of hazardous substances in operation and maintenance activities that could pose a risk of environmental contamination or liability, we are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial position, results of operations or cash flows. Future changes in environmental laws, or the discovery of previously unknown contamination, could result in significant costs or liabilities.

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

EMPLOYEES

As of June 30, 2025, the Company’s corporate office and multifamily operations had 30 employees. Effective August 2014, the Company entered into a client service agreement with Automatic Data Processing (“ADP”), a professional employer organization serving as an off-site, full-service human resource department for its employees. ADP personnel management services are delivered by entering into a co-employment relationship with the Company’s employees. The employees and the Company are not party to any collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

The hotel operations had 187 employees as of June 30, 2025. On February 3, 2017, Aimbridge assumed all labor union agreements as agent for Hotel and Justice, and Justice provides all funding for all payroll and related costs. As of June 30, 2025, approximately 90% of those employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which Aimbridge was a party as agent for Hotel and Justice. CBA for Local 2 (Hotel and Restaurant Employees) will expire on August 13, 2028, and is subject to future negotiations. CBA for Local 856 (International Brotherhood of Teamsters) will expire on December 31, 2028. CBA for Local 39 (Stationary Engineers) will expire in July 2030.

Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for Hotel and Aimbridge. The Hotel expects and anticipates that the terms and conditions of CBAs will have an impact on wage and benefit costs, operating expenses, and certain hotel operations during the life of each CBA and incorporates these principles into its operating and budgetary practices. Changes in labor laws, union negotiations, or work stoppages could materially impact hotel operations and cost structures, as discussed in Item 1A – Risk Factors.

ADDITIONAL INFORMATION

The Company files required annual and quarterly reports on Forms 10-K and 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC” or the “Commission”). The SEC no longer operates a public reference room. The Commission also maintains an Internet site at https://www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

Other information about the Company can be found on its website www.intgla.com. Reference in this document to that website address does not constitute incorporation by reference of the information contained on the website. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available free of charge on our website as soon as reasonably practicable after such materials are filed with or furnished to the SEC.

Item 1A. Risk Factors.

Adverse changes in the U.S. and global economies could adversely affect our financial performance.

Due to a number of factors affecting consumers, the outlook for the lodging industry remains uncertain. These factors have, at times, resulted in fewer customers visiting San Francisco or in reduced customer spending as compared to prior periods, and may do so again. The current macroeconomic environment, including risks of a U.S. or global recession, has resulted in many businesses reducing or eliminating typical travel and group meetings as a conservative measure in times of financial uncertainty. Leisure travel and other leisure activities represent discretionary expenditures, and participation in such activities tends to decline during economic downturns, during which consumers generally have less disposable income. As a result, customer demand for the amenities and leisure activities that we offer may decline during such periods. Furthermore, during periods of economic contraction, revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.

Weakened global economic conditions may adversely affect our industry, business, and results of operations.

Our overall performance depends in part on worldwide economic conditions, which could adversely affect the tourism industry. According to current economic news reports, the United States and other key international economies may enter into a recession or experience prolonged periods of slow growth, characterized by falling demand for a variety of goods and services, restricted credit, going concern threats to financial institutions, major multinational companies and medium and small businesses, poor liquidity, declining asset values, reduced corporate profitability, and volatility in credit, equity and foreign exchange markets. These conditions affect discretionary and leisure spending and could adversely affect our customers’ ability or willingness to travel to destinations for leisure and cut back on discretionary business travel, which could adversely affect our operating results. In addition, in a weakened economy, companies that have competing properties may reduce room rates and other prices which could also reduce our average revenues and harm our operating results.

Exposure to the San Francisco market through our majority-owned subsidiary could adversely affect our consolidated results, cash flows and financial condition.

Through our majority-owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), we own a single hotel property in San Francisco, California (the Hilton San Francisco Financial District). While InterGroup is not a single-asset company—we also own and operate a diversified portfolio of multifamily and commercial real estate and hold investment securities—the Hotel represents a significant component of our consolidated revenues and cash flows. As a result, adverse conditions in the San Francisco Bay Area—including local economic trends, business-travel and convention activity, competitive dynamics, public safety or municipal issues, natural disasters (including earthquakes), climate-related impacts, and public health events—could materially reduce Hotel operating results and, in turn, negatively impact our consolidated results of operations, liquidity, and cash flows.

Prolonged weakness in the San Francisco market could also limit cash available at Portsmouth for debt service, required reserves, or capital expenditures, which may restrict upstream distributions to InterGroup and constrain our corporate capital allocation. Although our other real estate investments and securities provide diversification, they do not eliminate the concentration risk inherent in our Hotel segment’s reliance on a single urban market. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 – Mortgage Notes Payable.

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

Many of the competing properties have themes and attractions which draw a significant number of visitors and directly compete with our operations. Some of these properties are operated by subsidiaries or divisions of large public companies that may have greater name recognition and financial and marketing resources than we do and market to the same target demographic group as we do. Various competitors are expanding and renovating their existing facilities. We believe that competition in the San Francisco hotel and resort industry is based on certain property-specific factors, including overall atmosphere, range of amenities, price, location, technology infrastructure, entertainment attractions, theme and size. Any market perception that we do not excel with respect to such property-specific factors could adversely affect our ability to compete effectively. If we fail to respond effectively to changes in market conditions, customer preferences, or competitor strategies – including pricing actions, loyalty programs, and digital marketing initiatives, we could lose market share, which could adversely affect our business, revenues, and results of operations.

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

Renovations and other capital improvements of hotels require significant capital expenditures. In addition, renovations and capital improvements of hotels usually generate little or no cash flow until the project’s completion. We may not be able to fund such projects solely from cash provided from our operating activities. Consequently, we will rely upon the availability of debt or equity capital and reserve funds to fund renovations and capital improvements and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. No assurances can be made that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms. In addition, labor shortages, supply chain disruptions, inflationary pressures on materials and services, and increased regulatory requirements related to environmental sustainability or climate-resilient construction could further escalate costs or extend project timelines.

Renovations and other capital improvements may give rise to the following additional risks, among others: construction cost overruns and delays; increased prices of materials due to tariffs; temporary closures of all or a portion of the Hotel to customers; disruption in service and room availability causing reduced demand, occupancy and rates; and possible environmental issues.

As a result, renovations and any other future capital improvement projects may increase our expenses, reduce our cash flows and our revenues. If capital expenditures exceed our expectations, this excess would have an adverse effect on our available cash. Significant delays or cost overruns could also impact our ability to maintain competitive standards and customer satisfaction, potentially reducing revenues.

We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.

We have substantial debt service obligations. Our substantial debt may negatively affect our business and operations in several ways, including: requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce funds available for operations and capital expenditures, future business opportunities and other purposes; making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions; limiting our flexibility in planning for, or reacting to, changes in the business and the industry in which we operate; placing us at a competitive disadvantage compared to our competitors that have less debt; limiting our ability to borrow more money for operations, capital or to finance acquisitions in the future; and requiring us to dispose of assets, if needed, in order to make required payments of interest and principal. In addition, increases in interest rates, changes in credit market conditions, or a downgrade of our creditworthiness could increase our borrowing costs or limit our access to additional financing. If we are unable to refinance existing debt on acceptable terms or at all, we may need to reduce or delay capital expenditures, asset improvements, or strategic initiatives, which could negatively affect our competitive position and financial performance.

Limited guaranties and “springing recourse” events under the Hotel financing could expose InterGroup or Portsmouth to liability.

The Hotel’s senior mortgage and amended mezzanine loans are generally non-recourse to the borrower subsidiaries, except for customary non-recourse carve-outs (e.g., fraud, willful misconduct, misapplication of funds, certain prohibited transfers, and environmental indemnities) and specified “springing recourse” events. Portsmouth and InterGroup have provided limited guaranties of these recourse obligations. While no such events have occurred as of June 30, 2025, the occurrence of a defined recourse event could increase our exposure and have a material adverse effect on liquidity or financial condition.

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

Insurance premiums have increased significantly in recent years, and continued escalation may result in our inability to obtain adequate insurance at acceptable premium rates. A continuation of this trend would appreciably increase the operating expenses of the Hotel. If we do not obtain adequate insurance, to the extent that any of the events not covered by an insurance policy materialize, our financial condition may be materially adversely affected. Further, factors such as climate change, extreme weather events, and increased litigation risk have contributed to rising insurance premiums and reduced coverage availability in certain markets, including California. Limited insurance options or higher costs could pressure our operating margins and cash flows.

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

The Company invests from time to time in marketable securities. As a result, the Company is exposed to market volatility in connection with these investments. The Company’s financial position and financial performance could be adversely affected by worsening market conditions or sluggish performance of such investments. Factors such as interest rate fluctuations, geopolitical events, changes in credit ratings, and overall capital market volatility could also lead to unrealized or realized losses in our investment portfolio. In addition, a prolonged decline in market values could reduce our liquidity or our ability to meet certain financial covenants, and changes in fair value of equity securities are recognized in earnings, which can increase the volatility of our reported results.

Illiquidity risk in nonmarketable securities.

Nonmarketable securities are, by definition, instruments that are not readily salable in the capital markets, and when sold are usually at a substantial discount. Thus, the holder is limited to return on investment from any income producing feature of the instrument, as any sale of such an instrument would be subject to a substantial discount. Thus, a holder may need to hold such instruments for a longer period of time and may be unable to liquidate the investment without incurring a substantial loss if cash is needed on short notice. This lack of liquidity could adversely affect our ability to respond to changing market conditions or to reallocate capital to other strategic opportunities.

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

Litigation is inherently unpredictable and defending these proceedings can result in significant ongoing expenditures and the diversion of our management’s time and attention from the operation of our business, which could have a negative effect on our business operations. Our failure to successfully defend or settle any litigation or legal proceedings could result in liabilities that, to the extent not covered by our insurance, could have a material adverse effect on our financial condition, revenue and profitability. In addition, regulatory investigations or enforcement actions could result in fines, penalties, or other sanctions, some of which may not be covered by insurance. Any adverse publicity resulting from litigation or regulatory matters could also harm our brand reputation and customer relationships, further impacting revenues.

The threat of terrorism could adversely affect the number of customer visits to the Hotel.

The threat of terrorism has caused, and may in the future cause, a significant decrease in customer visits to San Francisco due to disruptions in commercial and leisure travel patterns and concerns about travel safety. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would adversely affect our financial condition, results of operations or cash flows. The possibility of future attacks may hamper business and leisure travel patterns and, accordingly, the performance of our business and our operations. Moreover, other security-related risks – including cybersecurity threats impacting travel infrastructure, domestic or international civil unrest, and geopolitical tensions – could have similar adverse effects on travel demand and hotel occupancy levels.

We depend in part, on third-party management companies for the future success of our business and the loss of one or more of their key personnel could have an adverse effect on our ability to manage our business and operate successfully and competitively or could be negatively perceived in the capital markets.

The Hotel is managed by Aimbridge. Their ability to manage the Hotel and to operate successfully and competitively is dependent, in part, upon the efforts and continued service of their managers. The departure of key personnel of current or future management companies could have an adverse effect on our business and our ability to operate successfully and competitively, and it could be difficult to find replacements for these key personnel, as competition for such personnel is intense. In addition, the termination or non-renewal of our management agreement, changes in the terms of such agreement, or the failure of our management company to meet performance expectations could materially impact our operations. Lack of a robust succession plan for management personnel could also heighten our operations risk in the event of unexpected departures.

Seasonality and other related factors such as weather can be expected to cause quarterly fluctuations in revenue at the Hotel.

The hotel and resort industry is seasonal in nature. This seasonality can tend to cause quarterly fluctuations in revenues at the Hotel. Our quarterly earnings may also be adversely affected by other related factors outside our control, including weather conditions and poor economic conditions. Changes in climate patterns, including more frequent or severe weather events, could alter historical seasonal demand trends or disrupt travel plans. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these quarterly fluctuations in our revenues. If weather-related or climate-related events become more frequent or severe, the impact on occupancy and average daily rates could be greater than historical experience suggests.

The hotel industry is heavily regulated and failure to comply with extensive regulatory requirements may result in an adverse effect on our business.

The hotel industry is subject to extensive regulation and the Hotel must maintain its licenses and pay taxes and fees to continue operations. Our property is subject to numerous laws, including those relating to the preparation and sale of food and beverages, including alcohol. We are also subject to laws governing our relationship with our employees in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Also, our ability to remodel, refurbish or add to our property may be dependent upon our obtaining necessary building permits from local authorities. The failure to obtain any of these permits could adversely affect our ability to increase revenues and net income through capital improvements of our property. In addition, we are subject to the numerous rules and regulations relating to state and federal taxation. Compliance with these rules and regulations requires significant management attention. Furthermore, compliance costs associated with such laws, regulations and licenses are significant. Any change in the laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business could require us to make substantial expenditures or could otherwise negatively affect the hotel’s operations. We are also subject to environmental, health, safety, accessibility, and privacy regulations, as well as increasing expectations for environmental, social, and governance (ESG) disclosures and performance. Failure to comply with any of these requirements, or changes in regulatory standards, could result in fines, penalties, litigation, or restrictions on our operations.

Violations of laws could result in, among other things, disciplinary action. If we fail to comply with regulatory requirements, this may result in an adverse effect on our business. In addition, heightened regulatory scrutiny or enforcement actions could divert management’s attention and resources, impacting our financial performance.

Uninsured and underinsured losses could adversely affect our financial condition and results of operations.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods or terrorist acts, which may be uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. We will use our discretion in determining amounts, coverage limits, deductibility provisions of insurance and the appropriateness of self-insuring, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. Uninsured and underinsured losses could harm our financial condition and results of operations. We could incur liabilities resulting from loss or injury to the Hotel or to persons at the Hotel. Claims, whether or not they have merit, could harm the reputation of the Hotel or cause us to incur expenses to the extent of insurance deductibles or losses in excess of policy limitations, which could harm our results of operations. Moreover, recent trends in the insurance market have resulted in reduced coverage availability and higher premiums for catastrophic risks, particularly in California. Climate change, extreme weather events, and geopolitical instability could further pressure insurance capacity and costs.

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

In addition, insurance coverage for the Hotel and for casualty losses does not customarily cover damages that are characterized as punitive or similar damages. As a result, any claims or legal proceedings, or settlement of any such claims or legal proceedings that result in damages that are characterized as punitive or similar damages may not be covered by our insurance. If these types of damages are substantial, our financial resources may be adversely affected. We may also face gaps in coverage for newly emerging risks, such as pandemic-related business interruptions or cybersecurity-related losses, if insurers restrict or exclude such coverage in future policies.

Cybersecurity risks could disrupt our operations and adversely affect our business, even though no material incidents have occurred.

We rely on information technology systems, including those provided by third parties, to conduct our operations and maintain data integrity. A significant cybersecurity incident, such as a data breach, ransomware attack, or other network disruption, could adversely affect our operations, financial condition, and reputation. While we maintain cybersecurity risk management programs as described in Item 1C – Cybersecurity and did not experience any material cybersecurity incidents during the fiscal year ended June 30, 2025, there can be no assurance that future threats will not occur or that any such events would not have a material adverse impact.

You may lose all or part of your investment.

There is no assurance that the Company’s initiatives to improve its profitability or liquidity and financial position will be successful. If we are unable to successfully implement our strategic initiatives, respond to changing market conditions, or address operational challenges, our business and financial performance could deteriorate. In addition, external factors – including economic downturns, competitive pressures, regulatory changes, and uninsured losses – could also lead to a decline in the value of your investment, including the possibility of a total loss.

The price of the Company’s common stock may fluctuate significantly, which could negatively affect the Company and holders of its common stock.

The market price of the Company’s common stock may fluctuate significantly from time to time as a result of many factors, including: investors’ perceptions of the Company and its prospects; investors’ perceptions of the Company’s and/or the industry’s risk and return characteristics relative to other investment alternatives; differences between actual financial and operating results and those expected by investors and analysts; changes in our capital structure; trading volume fluctuations; actual or anticipated fluctuations in quarterly financial and operational results; volatility in the equity securities market; and sales, or anticipated sales, of large blocks of the Company’s common stock. Other factors that could cause volatility include changes in macroeconomic conditions, interest rate movements, regulatory developments, geopolitical events, and reduced liquidity in our stock. Significant volatility in our stock price could also impact our ability to raise capital on favorable terms or at all.

The concentrated beneficial ownership of our common stock and the ability it affords to control our business may limit or eliminate other shareholders’ ability to influence corporate affairs.

The Company’s President, Chief Executive Officer, and Chairman of the Board of Directors, John V. Winfield is a 70.1% beneficial shareholder of the Company. Because of this concentrated stock ownership, Mr. Winfield will be able to significantly influence the election of the Company’s board of directors and all other decisions on all matters requiring shareholder approval. As a result, the ability of other shareholders to determine the management and policies of the Company is significantly limited. The interests of the Company’s largest shareholder may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. This level of control may also have an adverse impact on the market value of our shares because our largest shareholder may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell enough shares to significantly decrease our price per share. Furthermore, this concentration of ownership could delay or prevent a change in control that other shareholders may view as beneficial, and could reduce the marketability or liquidity of our common stock. Minority shareholders may have limited recourse to influence corporate decisions, including those relating to mergers, acquisitions, or other strategic transactions.

Our financial statements do not reflect market values of our real estate; therefore, our book equity may understate (or overstate) the value realizable upon sale.

GAAP requires us to carry real estate at historical cost less accumulated depreciation and impairment. We do not mark our properties to market. Consequently, our reported asset values and shareholders’ equity may differ significantly from amounts that could be realized in a current market sale. We have not obtained portfolio-wide third-party appraisals. Any monetization would be subject to market conditions, buyer demand, due diligence findings, transaction costs and taxes, and may result in proceeds that are materially lower (or higher) than carrying value.

Many of the risk factors described above should be read in conjunction with the cautionary statement regarding forward-looking statements contained in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the ‘Forward-looking Statements’ section of this Annual Report on Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company maintains cybersecurity risk management programs designed to help protect the security of data and technology infrastructure. On an annual basis we conduct assessments to identify cyber risks and develop remediation plans to address identified vulnerabilities. Our program is designed to detect, mitigate, and respond to cybersecurity incidents in a timely manner.

Risk management and strategy

We engage and implement risk management strategies to identify, assess, and manage material risks arising from cybersecurity threats and alerts. Our method involves a systematic evaluation of all potential threats, vulnerabilities, and their possible impacts on the Company’s operations, data, and system integrity. Our cybersecurity risk management strategy includes:

●	Identifying risks to our environment;

●	Deploying Internal IT teams and third-party providers to investigate, contain, and resolve identified threats;

●	Providing monthly cybersecurity awareness training to our staff;

●	Maintenance and periodic testing of a cybersecurity incident response plan;

●	Assessing and managing third-party and vendor cybersecurity risk, including contractual security requirements and periodic reviews; and

●	Integrating cybersecurity risk considerations into our enterprise risk management processes.

We also engage external cybersecurity consultants and use industry-standard tools to help monitor our networks, review vulnerability scans, and conduct penetration testing on a periodic basis. Our risk management practices are integrated into our overall enterprise risk management framework, as discussed in Item 1A – Risk Factors.

Management and Board Oversight

The Company’s management team is responsible for the oversight and administration of cybersecurity protocols. Our management team relies on our third-party providers to administer cybersecurity assessments to identify, manage, mitigate, and respond to cybersecurity threats. Management updates the Board on any significant cybersecurity occurrences. The Board receives periodic briefings on cybersecurity risks, incidents, and risk mitigation measures, and reviews management’s cybersecurity policies and response plans at least annually.

Cybersecurity Incidents

During the fiscal year ended June 30, 2025, the Company did not identify any cybersecurity incidents that had a material impact on our business strategy, results of operations, or financial condition, and no incidents were determined to be material individually or in the aggregate.

Item 2. Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned by Portsmouth through its wholly owned subsidiary, Operating. The Hotel is centrally located in the Financial District in San Francisco, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away. Chinatown is directly across the bridge that runs from the Hotel to Portsmouth Square Park. The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 544 well-appointed guest rooms and suites situated on 22 floors. The Hotel has a restaurant, a lounge, and a private dining room totaling approximately 3,700 square feet; additionally, there are two kitchens that service both restaurant and banquet operations, and a fully equipped gym. The third floor houses the Chinese Culture Center (the “CCC”), its administrative office, and a grand ballroom. The Hotel has approximately 22,000 square feet of meeting room space, including the grand ballroom. Other features of the Hotel include a 5-level underground parking garage and a pedestrian bridge across Kearny Street connecting the Hotel and the CCC with Portsmouth Square Park in Chinatown.

As required by its senior lender, Operating will continue to make minimum payments into its furniture, fixtures, and equipment (“FF&E”) escrow account held by its senior lender in an amount equal to the greater of four percent (4%) of annual revenues or a minimum of $1,952,000 per annum, as adjusted under the loan agreement. In the opinion of management, the Hotel is adequately covered by insurance, subject to customary deductibles, exclusions, and coverage limits.

We believe the Hotel is suitable and adequate for its current use and is substantially utilized.

HOTEL FINANCING

A. Mortgage and Mezzanine Loan History

In December 2013, Justice Investors Limited Partnership (“Justice”), then a consolidated subsidiary of Portsmouth Square, Inc. (“Portsmouth”), obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan to fund the redemption of limited partnership interests and repay a prior $42,940,000 mortgage loan. The mortgage loan was secured by the Company’s principal asset, the Hilton San Francisco Financial District (the “Hotel”), and bore interest at a fixed rate of 5.275% per annum. The loan required interest-only payments through January 2017 and began amortizing thereafter on a 30-year schedule, maturing on January 1, 2024. The mortgage loan was guaranteed in part by Portsmouth.

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

B. Forbearance Agreements and Defaults

Due to the maturity of both loans on January 1, 2024, and the absence of full repayment by that date, the Company negotiated forbearance agreements with both lenders on April 29, 2024.

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

Both agreements contained customary covenants, events of default, and representations and warranties. On January 3, 2025, Justice Operating Company, LLC (“Operating”) received a Notice of Termination from the Mortgage Lender, citing a termination event for failure to repay the debt by the forbearance expiration. On January 14, 2025, the Mezzanine Lender issued a Notice of Default to Justice Mezzanine Company, LLC (“Mezzanine”), asserting its rights to pursue all remedies under the agreement. These defaults were the primary contributors to Portsmouth’s substantial doubt assessment under ASC 205-40, as disclosed in Note 2 – Liquidity.

C. Debt Refinancing Completed on March 28, 2025

On January 21, 2025, Operating executed a non-binding term sheet with Prime Finance (“Prime”) for a new senior loan. On March 28, 2025, Operating closed on a senior mortgage loan and Mezzanine closed on a modified mezzanine loan (collectively, the “Loan Agreements”), fully retiring the prior debt with U.S. Bank and CRED REIT Holdco LLC. The refinancing resulted in an increase in overall leverage of approximately $1.0 million.

●	Mortgage Loan: Operating entered into a $67,000,000 Mortgage Loan Agreement with Prime. The loan bears interest at Term SOFR + 4.75%, with a Term SOFR cap of 4.50%, and is interest-only through maturity. Matures April 9, 2027, with three one-year extension options, subject to satisfaction of financial and operational covenants. The Interest Rate Cap caps limits Term SOFR to 4.50% and has a notional amount equal to or greater than the outstanding principal balance of the loan. The Company paid a premium of approximately $136,000 for the cap at inception. The loan is secured by the Hotel.
●	Mezzanine Loan: Mezzanine executed a modified Mezzanine Loan Agreement with CRED REIT Holdco LLC for a principal amount of $36,300,000 at a fixed rate of 7.25% per annum, on matching maturity and extension terms to the senior loan. The loan modifications were material in nature and therefore the transaction under ASC 470-50 accounted for as an extinguishment. The loan is secured by Mezzanine’s membership interest in Operating. The lender agreed to waive a forbearance fee of $245,000 and default interest of approximately $1.17 million, for a total waiver of $1.416 million. The waived amounts were recorded as a gain on extinguishment of debt.

Portsmouth continues to provide a limited guaranty in connection with both facilities. The Company is also subject to customary covenants, including financial ratios and affirmative obligations.

D. Related Party Guarantee – InterGroup

Under the March 28, 2025 refinancing, all guaranties associated with the prior 2013 senior mortgage and 2019 mezzanine facilities were terminated. The current senior mortgage and amended mezzanine facilities include customary limited non=recourse carve-out and performance undertakings provided at the Portsmouth/Operating-entity level. InterGroup is not a guarantor of the March 28, 2025 senior mortgage loan or the amended mezzanine loan.

E. DSCR and Lockbox Arrangements

Operating did not maintain compliance with the required Debt Service Coverage Ratio (“DSCR”) under the original December 2013 loan and is subject to ongoing DSCR requirements under the refinanced loans. Under the March 28, 2025 refinancing, a Cash Management Agreement with Prime Finance (“Lender”) and Wells Fargo Bank, N.A. (“Cash Management Bank”) requires that all Hotel cash receipts be deposited into a lender-controlled account. This lockbox arrangement remains in effect until DSCR conditions are met for two consecutive quarters. Funds are disbursed for approved operating expenses, debt service (including senior interest-only), and required reserves (insurance, real estate taxes, and furniture, fixtures and equipment) in accordance with lender-approved budgets. Excess cash, if any, is held in lender-controlled accounts for future interest-only payments to the Mezzanine lender, subject to certain conditions under the loan agreements with both lenders (a “cash sweep” mechanism).

These Hotel loan obligations reside at Portsmouth’s subsidiaries (Justice Operating Company, LLC and Justice Mezzanine Company, LLC) and are non-recourse to InterGroup except to the limited extent of the guaranties described in Note 10.

Related Party Financing

On July 2, 2014, the Partnership secured an unsecured loan from InterGroup in the principal amount of $4,250,000, bearing a fixed annual interest rate of 12%, with interest-only payments due monthly. InterGroup also received a loan fee equal to 3% of the principal. The loan was prepayable at any time without penalty and was subsequently extended through July 31, 2023.

On December 16, 2020, the Partnership and InterGroup executed a loan modification agreement that increased the borrowing capacity, as needed, to a maximum of $10,000,000. Subsequently, on December 31, 2021, Portsmouth and InterGroup entered into a separate loan modification agreement, raising Portsmouth’s borrowing limit to $16,000,000. Following the dissolution of the Partnership in December 2021, Portsmouth assumed the outstanding loan obligation to InterGroup in the amount of $11,350,000.

In July 2023, the loan’s maturity date was extended to July 31, 2025, and the available borrowing capacity was increased to $20,000,000. In connection with this increase, the Company agreed to pay InterGroup a 0.5% loan modification fee applicable to the additional $10,000,000.

In March 2024, a further modification agreement between Portsmouth and InterGroup raised the available borrowing limit to $30,000,000, subject to a 0.5% modification fee applicable to the $10,000,000 increase.

In March 2025, another amendment was executed, increasing Portsmouth’s borrowing capacity to $40,000,000 and extending the maturity date to July 31, 2027. In May 2025, the parties agreed to reduce the loan’s interest rate from 12% to 9%.

During fiscal 2025 and 2024, InterGroup advanced $11,615,000 and $10,793,000, respectively, to Portsmouth under the related party credit facility. Proceed were primarily to (i) satisfy the senior lender’s required 10% principal paydown in April 2024 in connection with the one-year forbearance and (ii) reduce the senior loan balance to approximately $67.0 million (from approximately $76.0 million) upon the March 28, 2025 refinancing. In addition, the refinancing required the establishment of (a) a $5.0 million cash reserve to cover potential operating shortfall during the first two years of the new loan and (b) a $1.35 million capital improvement reserve to complete the renovation and return to inventory of 14 guest rooms previously converted to administrative offices. A portion of the advances funded these required reserves and, to a lesser extent, pre-refinancing operating shortfalls. As of June 30, 2025 and 2024, amounts owed to InterGroup were $38,108,000, and $26,493,000, respectively; no principal payments have been made to date. Following the March 2025 refinancing, ongoing Hotel operations have been funded from operating cash flows, and the InterGroup facility is maintained as a contingent source of liquidity.

If necessary, the Company may amend its by-laws to increase the number of authorized shares, allowing it to issue additional equity to raise capital in the public markets. Such actions would be subject to Board approval and, if required, shareholder approval under applicable corporate law and listing rules.

RENTAL PROPERTIES

As of June 30, 2025, the Company’s investment in real estate consisted of twenty properties located throughout the United States, with a concentration in Texas and Los Angeles County, California. These properties include sixteen apartment complexes, three single-family houses held as strategic investments, and one commercial real estate property. All properties are operating properties. In addition to the properties, the Company owns approximately 2 acres of unimproved land in Maui, Hawaii. As of June 30, 2025, all the Company’s operating real estate properties are managed in-house.

Description of Properties

Las Colinas, Texas. The Las Colinas property is a waterfront apartment community along Beaver Creek that was developed in 1993 with 358 units on approximately 15.6 acres of land. The Company acquired the complex on April 30, 2004 for approximately $27,145,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. Real estate property taxes for the year ended June 30, 2025 were approximately $1,190,000. In October 2021, the Company refinanced its 3.73% existing $15,900,000 mortgage note payable on the property and generated net proceeds of $12,938,000. The outstanding mortgage balance was $28,800,000 as of June 30, 2025. The annual interest rate on the mortgage is fixed at 2.95% for ten years with interest-only payments for the first five years and 30-year amortization thereafter. The mortgage loan matures in November 2031. In December 2023, the Company obtained a second mortgage on its 358-unit apartment located in Las Colinas, Texas in the amount of $4,573,000. The term of the loan is approximately 7 years with interest rate at 7.60%. The loan matures in November 2031.

Morris County, New Jersey. The Morris County property is a two-story garden apartment complex that was completed in June 1964 with 151 units on approximately 8 acres of land. The Company acquired the complex on September 15, 1967 at an initial cost of approximately $1,600,000. Real estate property taxes for the year ended June 30, 2025 were approximately $295,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. In April 2020, the Company refinanced its 3.51% and 4.51% existing $8,737,000 and $2,512,000 mortgages and generated net proceeds of $6,814,000. The outstanding mortgage balance was approximately $16,392,000 at June 30, 2025 with a fixed interest rate of 3.17% per annum and the maturity date of the new mortgage is May 1, 2030.

St. Louis, Missouri. The St. Louis property is a two-story project with 264 units on approximately 17.5 acres. The Company acquired the complex on November 1, 1968 at an initial cost of $2,328,000. For the year ended June 30, 2024, real estate property taxes were approximately $147,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. On May 31, 2023, the Company refinanced its $4,823,000 mortgage with a new two-year $5,360,000 mortgage. Interest-only payments were due monthly for the first 12 months, and commencing June 10, 2024 the Company is required to make equal monthly principal installments of $5,500. In May 2025, the Company amended the agreement to extend the maturity to June 5, 2028 and made a $344,000 principal reduction. The outstanding mortgage balance was approximately $4,950,000 as of June 30, 2025. The floating rate is based on 30-day Term SOFR plus 3.10%, with a SOFR cap of 5.5%.

Florence, Kentucky. The Florence property is a three-story apartment complex with 157 units on approximately 6.0 acres. The Company acquired the property on December 20, 1972 at an initial cost of approximately $1,995,000. For the year ended June 30, 2025, real estate property taxes were approximately $62,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $9,800,000 as of June 30, 2025. In December 2024 the Company refinanced with new 10-year, interest-only loan at 5.40%, the maturity date is January 2035.

Los Angeles, California. The Company owns one commercial property, twelve apartment complexes, and three single-family houses in the general area of Los Angeles County, California (“Los Angeles County”).

The Company’s Los Angeles commercial property is a 5,503 square foot, two story building that served as the Company’s corporate offices until it was leased out, effective October 1, 2009 and the Company leased a new space for its corporate office. The Company acquired the building on March 4, 1999 for $1,876,000. Property taxes for the year ended June 30, 2025 were approximately $35,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. As of June 30, 2025, this property was not encumbered by a mortgage.

The first Los Angeles apartment complex is a 10,600 square foot two-story apartment with 12 units. The Company acquired the property on July 30, 1999 at an initial cost of approximately $1,305,000. For the year ended June 30, 2025, real estate property taxes were approximately $25,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,863,000 as of June 30, 2025 with a fixed interest rate of 3.59% per annum and the maturity date of the mortgage is June 23, 2026. In February 2025 the Company entered into a listing agreement to sell this property and began active marketing in April 2025. The property met the criteria to be classified as held for sale as of June 30, 2025.

The second Los Angeles apartment complex is a 12,700 square foot apartment with 14 units. The Company acquired the property on October 20, 1999 at an initial cost of approximately $2,150,000. For the year ended June 30, 2025, real estate property taxes were approximately $41,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $2,522,000 at June 30, 2025 with a fixed interest rate of 3.05% per annum and the maturity date of the mortgage is February 1, 2031.

The third Los Angeles apartment complex is a 10,500 square foot apartment with 9 units. The Company acquired the property on November 10, 1999 at an initial cost of approximately $1,675,000. For the year ended June 30, 2025, real estate property taxes were approximately $32,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,803,000 as of June 30, 2025 with a fixed interest rate of 3.05% per annum and the maturity date is December 1, 2030.

The fourth Los Angeles apartment complex is a 26,100 square foot two-story apartment with 31 units. The Company acquired the property on May 26, 2000 at an initial cost of approximately $7,500,000. For the year ended June 30, 2025, real estate property taxes were approximately $131,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $7,907,000 at June 30, 2025 with a fixed interest rate of 2.52% per annum and the maturity date is November 1, 2030.

The fifth Los Angeles apartment complex is a 27,600 square foot two-story apartment with 30 units. The Company acquired the property on July 7, 2000 at an initial cost of approximately $4,411,000. For the year ended June 30, 2025, real estate property taxes were approximately $83,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $5,558,000 at June 30, 2025 with a fixed annual interest rate 4.40% for the first five years and 5.44% thereafter. The mortgage loan matures in July 2052.

The sixth Los Angeles apartment complex is a 3,000 square foot apartment with 4 units. The Company acquired the property on July 19, 2000 at an initial cost of approximately $1,070,000. For the year ended June 30, 2025, real estate property taxes were approximately $20,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,064,000 as of June 30, 2025 with a fixed interest rate of 3.50% per annum and the maturity date is July 1, 2051.

The seventh Los Angeles apartment complex is a 4,500 square foot two-story apartment with 4 units. The Company acquired the property on July 28, 2000 at an initial cost of approximately $1,005,000. For the year ended June 30, 2025, real estate property taxes were approximately $18,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,064,000 at June 30, 2025 with a five-year fixed interest rate of 3.5% per annum and adjustable rate thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date is August 1, 2051.

The eighth Los Angeles apartment complex is a 7,500 square foot apartment with 7 units. The Company acquired the property on August 9, 2000 at an initial cost of approximately $1,308,000. For the year ended June 30, 2025, real estate property taxes were approximately $25,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $715,000 as of June 30, 2025 with an interest rate of 4.125% and the maturity date is September 1, 2042.

The ninth Los Angeles apartment complex is a 13,000 square foot two-story apartment with 8 units. The Company acquired the property on May 1, 2001 at an initial cost of approximately $1,206,000. For the year ended June 30, 2025, real estate property taxes were approximately $23,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $1,469,000 as of June 30, 2025 with an interest rate of 3.50% and the maturity date is July 2051.

The tenth Los Angeles apartment complex is a 4,200 square foot two-story apartment with 2 units. The Company acquired the property on November 23, 2020 at an initial cost of approximately $1,530,000. For the year ended June 30, 2025, real estate property taxes were approximately $14,000. Depreciation is recorded on the straight-line method based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $645,000 as of June 30, 2025, with an interest rate of 3.50% and the maturity date is July 2051.

The eleventh apartment in Marina del Rey, California, is a 6,316 square foot two-story apartment with 9 units. The Company acquired the property on April 29, 2011 at an initial cost of approximately $4,000,000. For the year ended June 30, 2025, real estate property taxes were approximately $62,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 27.5 years. The outstanding mortgage balance was approximately $2,326,000 as of June 30, 2025 with a fixed interest rate of 3.09% per annum and the maturity date is July 1, 2030.

The twelfth Los Angeles apartment complex is a 4,093 square foot apartment with 4 units. In an all-cash transaction, the Company acquired the property on May 14, 2021 at an initial cost of approximately $2,600,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. For the year ended June 30, 2025, real estate property taxes were approximately $34,000. The outstanding mortgage balance was approximately $766,000 as of June 30, 2025 with a fixed interest rate of 3.50% per annum and the maturity date is August 2051.

The first Los Angeles single-family house is a 2,771 square foot home. The Company acquired the property on November 9, 2000 at an initial cost of approximately $660,000. For the year ended June 30, 2025, real estate property taxes were approximately $12,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $847,000 as of June 30, 2025 with a five-year fixed interest rate of 3.5% per annum and an adjustable rate thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date is August 1, 2051.

The second Los Angeles single-family house is a 2,201 square foot home. The Company acquired the property on August 22, 2003 at an initial cost of approximately $700,000. For the year ended June 30, 2025, real estate property taxes were approximately $14,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $511,000 as of June 30, 2025, with a five-year fixed interest rate of 3.5% per annum and an adjustable rate thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date is August 1, 2051.

The third Los Angeles single-family house is a 2,387 square foot home. The Company acquired the property in July of 2015 as a strategic asset for $1,975,000. For the year ended June 30, 2025, real estate property taxes were approximately $28,000. Depreciation is recorded on the straight-line method, based upon an estimated useful life of 40 years. The outstanding mortgage balance was approximately $886,000 as of June 30, 2025, with a five-year fixed interest rate of 3.5% per annum adjustable thereafter at 2.5% over the 6-month LIBOR Index with semi-annual rate and payment adjustments. Semi-annual rate cap is 1.25% after the initial interest rate change with a floor equal to the start rate and ceiling of 9.95%. The maturity date is October 1, 2048.

Maui, Hawaii. In August 2004, the Company purchased an approximately two-acre parcel of unimproved land in Kihei, Maui, Hawaii for $1,467,000. As of June 30, 2025, this property is not encumbered by a mortgage.

MORTGAGES

Further information with respect to mortgage notes payable of the Company is set forth in Note 10 of the Notes to Consolidated Financial Statements.

ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) and the physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for each of the Company’s operating properties for fiscal year ended June 30, 2025 are provided below.

Property	Economic Occupancy	Physical Occupancy
1. Las Colinas, TX	85%	95%
2. Morris County, NJ	89%	97%
3. St. Louis, MO	50%	52%
4. Florence, KY	83%	91%
5. Los Angeles, CA (1)	94%	99%
6. Los Angeles, CA (2)	100%	94%
7. Los Angeles, CA (3)	98%	97%
8. Los Angeles, CA (4)	85%	96%
9. Los Angeles, CA (5)	94%	94%
10. Los Angeles, CA (6)	95%	92%
11. Los Angeles, CA (7)	84%	68%
12. Los Angeles, CA (8)	89%	87%
13. Los Angeles, CA (9)	88%	87%
14. Los Angeles, CA (10)	100%	98%
15. Los Angeles, CA (11)	96%	98%
16. Los Angeles, CA (12)	69%	86%
17. Los Angeles, CA (13)	100%	100%
18. Los Angeles, CA (14)	100%	91%
19. Los Angeles, CA (15)	100%	100%

The Company’s Los Angeles, California properties are subject to various rent control laws, ordinances and regulations which impact the Company’s ability to adjust and achieve higher rental rates. Within the City of Los Angeles, the COVID-19 eviction moratorium ended on January 31, 2023, and the RSO rent-increase freeze ended on January 31, 2024; the current allowable annual RSO rent increase is 3% for July 1, 2025-June 30, 2026 (plus 1% if the landlord provides gas and/or electric. The County’s non-payment COVID-19 tenant eviction protection resolution expired on March 31, 2023. In unincorporated Los Angeles County, annual rent increases for fully covered units are limited to 60% of CPI, capped at 3%, effective January 1, 2025. For City of Los Angeles COVID-19 rental debt, repayment deadlines have passed (August 1, 2023 for rent owed March 1, 2020-September 30,2021; February 1, 2024 for rent owned October 1, 2021-January 31, 2023), after which landlords may pursue such amounts in court. Additionally, the City has permanent protections including a Just Cause Ordinance and “economic displacement” relocation assistance when a rent increase exceeds the lesser of 10% or CPI+5% and the tenant chooses to move. Statewide, AB 1482 caps rent increases for most covered units at 5% + CPI (max 10%), and AB 12 limits most residential security deposits to one month’s rent effective July 1, 2024.

Item 3. Legal Proceedings.

The Company may, from time to time, be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. As of June 30, 2025, the Company is not a party to any material pending legal proceedings, nor are any such proceedings known to be contemplated by governmental authorities. Management believes that the outcome of any ordinary course matters, if they were to arise, would not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. We are not a party to any governmental environmental proceedings required disclosure under Item 103 of Regulation S-K, including any proceeding involving potential monetary sanctions of $300,000 or more. We recognize and disclose loss contingencies in accordance with ASC 450; see Note 17 – Commitments and Contingencies.

Item 4. Mine Safety Disclosures.

Not applicable – the Company does not operate any mines subject to the Federal Mine Safety and Health act of 1997 and therefore has no disclosure required under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

The Company’s Common Stock is listed and trades on the NASDAQ Capital Market (“Nasdaq”) under the symbol: “INTG”. As of June 30, 2025, the approximate number of holders of record of the Company’s Common Stock was 122 (the actual number of beneficial owners is higher because many shares are held in “street name” by brokers and other nominees).

SUCCESSFUL RESULTS ON REMEDIATION OF NASDAQ LISTING STATUS

As disclosed in our Current Report on Form 8-K filed in July 2025, on November 21, 2024 the Nasdaq Listing Qualifications Staff notified the Company of non-compliance with Nasdaq Listing Rule 5550(b)(2) (minimum $35 million market value of listed securities). On May 27, 2025, the Staff notified the Company that its securities were subject to delisting effective June 5, 2025 absent a timely appeal. The Company appealed, which stayed the delisting. Following a hearing held on July 8, 2025, the Nasdaq Hearings Panel notified the Company on July 17, 2025 that it had granted an extension through September 30, 2025 to evidence compliance by achieving an MVLS of at least $35 million for a minimum of ten consecutive trading days.

On September 17, 2025, the Company received confirmation from Nasdaq that the Company has regained compliance with Listing Rule 5550(b)(2). Nasdaq’s notice stated that, as of September 15, 2025, the Company had demonstrated 11 consecutive business days with a market value of listed securities above $35 million, thereby satisfying the requirement.

As a result, the Panel granted the Company’s request for continued listing, and the matter is now closed. The Company’s common stock will continue to be listed and traded on The Nasdaq Capital Market under the symbol “INTG”.

DIVIDENDS

The Company has not declared any cash dividends on its common stock and currently intends to retain any future earnings to fund operations, invest in the business, and service debt. Any future determination to declare cash dividends will be at the discretion of the Board of Directors and subject to applicable law and any restrictions contained in the Company’s financing arrangements.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is incorporated by reference to Part III, Item 12 of this Annual Report on Form 10-K.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the fiscal quarter ended June 30, 2025; accordingly, no monthly repurchase table is presented pursuant to Item 703 of Regulation S-K.

The Company maintains a share repurchase program originally announced on January 13, 1998 and subsequently increased by the Board of Directors on February 10, 2023; October 12, 2004; November 15, 2012; September 23, 2019; and December 20, 2021. Repurchases, if any, may be made from time to time in the open market or through privately negotiated transactions, subject to market conditions and other factors, and the program has no stated expiration date. As of June 30, 2025, approximately 39,209 shares remained available for repurchase under the authorizations.

Item 6. Reserved.

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and Item 1A - “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K. Under the SEC’s Item 303 modernization, we have omitted a discussion of the earlier year. For a comparison of fiscal 2024 to fiscal 2023, refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report of Form 10-K for the year ended June 30, 2024, which is incorporated herein by reference.

MARKET CONDITIONS IN SAN FRANCISCO

We continue to monitor the San Francisco lodging market, including changes in business travel, convention activity, tourism, public safety initiatives, and broader economic conditions. Demand trends are influenced by the region’s technology sector, convention and group calendars, and overall macroeconomic conditions. Management evaluates these trends and related uncertainties when planning pricing, sales and marketing, and capital allocation strategies. See “Risk Factors” for a discussion of factors that could adversely affect demand for our Hotel.

REAL ESTATE

Real estate carried at historical cost; book values may understate economic value. Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires real estate to be carried at historical cost less accumulated depreciation and, where applicable, impairment. We do not record increases in the fair value of our properties to reflect market conditions or replacement cost. As a result, the carrying values of certain long-held assets may be significantly lower than their estimated market values. Management believes the intrinsic value of the Company—driven in part by the long holding periods of many properties and relatively modest mortgage balances on those assets—is not fully reflected in the historical cost basis presented on our balance sheet. These views are qualitative in nature; we have not obtained portfolio-wide third-party appraisals and do not undertake to do so. Actual realizable values are subject to market conditions, property-specific factors, transaction costs and taxes, and may differ materially from management’s views.

RESULTS OF OPERATIONS

As of June 30, 2025, the Company owned approximately 75.9% of the common shares of Portsmouth Square, Inc. The Company’s principal sources of revenue are revenues from the Hotel owned by Portsmouth, rental income from its investments in multi-family and commercial real estate properties, and income received from investment of its cash and securities assets.

Portsmouth’s primary asset is a 544-room hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel” or the “Property”) and related facilities, including a five-level underground parking garage. The financial statements of Portsmouth are consolidated with those of the Company.

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

Fiscal Year Ended June 30, 2025, Compared to Fiscal Year Ended June 30, 2024

For the fiscal year ended June 30, 2025, the Company reported a net loss of $7,547,000, compared to a net loss of $12,556,000 for the year ended June 30, 2024. Income from operations was $7,643,000 in fiscal 2025, an increase from $1,454,000 for the year ended June 30, 2024. Losses from marketable securities transactions totaled $2,502,000 for the year ended June 30, 2025, compared to losses of $1,633,000 for the year ended June 30, 2024. Interest expense increased to $13,556,000 for the year ended June 30, 2025, from $12,007,000 for the year ended June 30, 2024, an increase of $1,549,000, primarily due to higher interest costs associated with the Company’s Hotel operations.

Hotel Operations

The Company had a loss of $4,166,000 from Hotel operations for the year ended June 30, 2025 compared to a loss of $7,154,000 for the year ended June 30, 2024. The decrease in pre-tax loss for fiscal 2025 compared to fiscal 2024, was primarily attributable to increased hotel room revenues and to the refinancing-related waiver of default interest and forbearance fees from the mezzanine lender.  In connection with the March 2025 refinancing, the mezzanine lender waived certain previously accrued default interest and forbearance amounts; the Company recognized a $1.416 million gain on extinguishment of debt in fiscal 2025 in accordance with ASC 405-20.

The following tables set forth a more detailed presentation of Hotel operations for the years ended June 30, 2025 and 2024.

For the year ended June 30,	2025	2024
Hotel revenues:
Hotel rooms	$39,648,000	$35,239,000
Food and beverage	2,862,000	3,213,000
Garage	3,214,000	2,988,000
Other operating departments	639,000	446,000
Total Hotel revenues	46,363,000	41,886,000
Operating expenses excluding depreciation and amortization	(37,631,000)	(36,139,000)
Operating income before interest, depreciation and amortization	8,732,000	5,747,000
Gain on extinguishment of debt	1,416,000	-
Interest expense - mortgage	(10,680,000)	(9,407,000)
Depreciation and amortization expense	(3,634,000)	(3,494,000)
Net loss from Hotel operations	$(4,166,000)	$(7,154,000)

For the year ended June 30, 2025, the Hotel had operating income of $8,732,000 before interest, depreciation, and amortization on total operating revenues of $46,363,000. The following table sets forth the monthly average occupancy percentage of the Hotel for the fiscal years ended June 30, 2025 and 2024.

Month	Jul	Aug	Sep	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	Jun	Fiscal Year
Year	2024	2024	2024	2024	2024	2024	2025	2025	2025	2025	2025	2025	2024 – 2025
Average Occupancy %	96%	96%	96%	94%	83%	87%	90%	86%	91%	91%	93%	93%	92%

Year	2023	2023	2023	2023	2023	2023	2024	2024	2024	2024	2024	2024	2023 – 2024
Average Occupancy %	81%	89%	93%	83%	79%	80%	80%	78%	76%	73%	78%	87%	82%

Total operating expenses increased by $1,492,000 due to increases in union salaries and wages, Hilton marketing and guest loyalty fees, credit card fees, and travel agent and group commissions.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the year ended June 30, 2025 and 2024.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2025	$218	92%	$200
2024	$217	82%	$177

The Hotel’s revenues increased by 10% year over year. Average daily rate increased by $1, average occupancy increased 10%, and RevPAR increased by $23 for the twelve months ended June 30, 2025 compared to the twelve months ended June 30, 2024.

Real Estate Operations

Revenues from real estate operations increased to $18,015,000 in fiscal 2025 and $16,254,000 in fiscal 2024, primarily as the result of higher occupancy and increased rental rates. Real estate operating expenses decreased to $9,550,000 from $9,836,000 primarily due to a decrease in vacancy at our Missouri property, which rebranding and is undergoing renovation. Management continues to review and analyze the Company’s real estate operations to improve occupancy and rental rates and to reduce expenses and improve efficiencies.

Investment Transactions

The Company had a net loss on marketable securities of $1,347,000 for the year ended June 30, 2025 compared to a net loss on marketable securities of $485,000 for the year ended June 30, 2024.

For the year ended June 30, 2025, the Company had a net realized loss of $329,000 and a net unrealized loss of $1,018,000. For the year ended June 30, 2024, the Company had a net realized gain of $1,251,000 and a net unrealized loss of $1,736,000.

Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period is not necessarily predictive, and variations from period to period may have limited analytical value. For a more detailed description of the composition of the Company’s marketable securities see the Marketable Securities section below.

During the years ended June 30, 2025 and 2024, the Company performed an impairment analysis of its other investments and determined that its investments had other than temporary impairment and recorded impairment losses of $0 and $5,000, respectively.

The Company and its subsidiary Portsmouth compute and file income tax returns and prepare separate income tax provisions for financial reporting. Portsmouth does not record an income tax benefit from its pre-tax losses due to its continued operating losses in each of the past three consecutive taxable years.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2025 and 2024, the Company had investments in marketable equity securities of $969,000 and $7,454,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups:

As of June 30, 2025 Industry Group	Fair Value	% of Total Investment Securities
REITs and real estate companies	$966,000	99.6%
Technology	3,000	0.4%
	$969,000	100.0%

As of June 30, 2024 Industry Group	Fair Value	% of Total Investment Securities
REITs and real estate companies	$3,358,000	45.1%
Communication services	1,994,000	26.7%
T-Notes	933,000	12.5%
Energy	303,000	4.1%
Financial services	269,000	3.6%
Healthcare	179,000	2.4%
Utilities	163,000	2.2%
Industrial	159,000	2.1%
Basic materials	75,000	1.0%
Technology	21,000	0.3%
	$7,454,000	100.0%

As of June 30, 2025 the Company’s investment portfolio was comprised of two different equity positions. The portfolio is concentrated, with one investment accounting for a significant majority of the total equity value. Specifically, the Company held common stock of American Realty Investors, Inc. (NASDAQ: ARL), which represented approximately 99% of the total equity investment portfolio as of the reporting date. American Realty Investors, Inc. is included in the REITs and real estate companies industry group.

As of June 30, 2024, the Company’s investment portfolio was diversified with 24 different equity positions. The Company holds two equity securities that comprised more than 10% of the equity value of the portfolio. The two largest security positions represent 28% and 22% of the portfolio and consist of the common stock of American Realty Investors, Inc. (NASDAQ: ARL) and Alphabet Inc. (NASDAQ: GOOG), which are included in the REITs and real estate companies and Communication Services, respectively

The following table shows the net loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective years.

For the years ended June 30,	2025	2024
Net loss on marketable securities	$(1,347,000)	$(485,000)
Impairment loss on other investments	-	(5,000)
Dividend and interest income	161,000	405,000
Margin interest expense	(806,000)	(1,013,000)
Trading expenses	(510,000)	(535,000)
Net loss from marketable securities operations	$(2,502,000)	$(1,633,000)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL SOURCES

As of June 30, 2025, the Company had total cash, cash equivalents, and restricted cash $15,195,000 (including $53,000 classified as held for sale) compared to $8,694,000 as of June 30, 2024. The Company also held marketable securities, net of margin balances, of $969,000, compared to $7,266,000 at June 30, 2024. These marketable securities are short-term and considered readily convertible to cash.

Parent Company (InterGroup) — Liquidity and Capital Resources

InterGroup’s liquidity is driven primarily by: (i) cash generated by its multifamily and commercial real estate portfolio; (ii) cash and cash equivalents held at the parent; (iii) proceeds from refinancings at InterGroup-owned properties; and (iv) limited amounts of marketable securities. Key expected uses of cash at the parent include corporate G&A, parent-level income taxes, debt service on InterGroup property-level mortgages, and capital expenditures for its multifamily and other real estate assets.

Parent cash sources and uses for the next twelve months include:

●	Real estate operations: Net operating cash flows from apartment and commercial properties, primarily in Texas and Los Angeles County, California.
●	Debt service and maturities: Scheduled principal and interest on InterGroup’s property-level mortgages, including recently modified loans in St. Louis (maturity June 5, 2028) and Florence, Kentucky (maturity January 2035). InterGroup evaluates additional refinancing opportunities to optimize liquidity and interest costs.
●	Capital expenditures: Routine unit turns and building systems maintenance; larger discretionary projects are prioritized based on expected returns and market conditions.
●	Investments and other: Limited marketable securities activity; InterGroup may opportunistically recycle capital via selective asset sales or refinancings, subject to market conditions.

InterGroup also provides liquidity to Portsmouth through an unsecured related-party revolving credit facility (see “Related Party Credit Facility – InterGroup”). The availability of this facility depends on InterGroup’s own cash, cash flows from operations, and financing capacity. If InterGroup’s liquidity were to be constrained, Portsmouth’s ability to draw on the facility could be limited. InterGroup’s Board (or Audit Committee) oversees related-party transactions in accordance with the Company’s policies and applicable SEC rules.

In February 2025, the Company initiated a plan to dispose of a non-core 12-unit multifamily property in Los Angeles and commenced active marketing in April 2025. The property was classified as held for sale at June 30, 2025. If completed, the sale would provide additional liquidity; the Company currently expects to use any net proceeds for general corporate purposes, which may include debt reduction, reinvestment in the real estate portfolio, and working capital. There is no assurance as to the timing, terms, or completion of the transaction. In the ordinary course of portfolio management, we may selectively dispose of non-core assets or recycle capital where we believe market pricing is attractive. Any such activity will depend on prevailing market conditions, property-level performance, tax consequences, and our capital allocation priorities. We can provide no assurance as to the timing, pricing, or completion of any disposition.

Nasdaq Listing Compliance. As discussed under Item 1A and Item 5, in July 2025 the Nasdaq Hearings Panel granted the Company an extension through September 30, 2025 to regain compliance with Nasdaq Listing Rule 5550(b)(2) (minimum MVLS). On September 17, 2025, the Company received confirmation from Nasdaq that the Company has regained compliance with Listing Rule 5550(b)(2). Nasdaq’s notice stated that, as of September 15, 2025, the Company had demonstrated 11 consecutive business days with a market value of listed securities above $35 million, thereby satisfying the requirement. As a result, the Panel granted the Company’s request for continued listing, and the matter is now closed.

Related Party Credit Facility – InterGroup

Portsmouth maintains an unsecured related-party revolving credit facility with its parent company, InterGroup, for contingency liquidity purposes; however, as of the date of this report Hotel operations have been self-funded and no incremental draws have been required to support operating needs. The facility, originally entered into in 2014 and subsequently modified, has undergone several amendments since inception.

Key modifications include:

●	December 2021: Portsmouth assumed $11.35 million in outstanding debt upon the dissolution of Justice Investors L.P.
●	July 2023: Increased available borrowings to $20,000,000 and extended maturity to July 31, 2025 with a 0.5% loan modification fee.
●	March 2024: Increased available borrowings to $30,000,000 with a 0.5% loan modification fee
●	March 2025: Further increased available borrowing capacity to $40,000,000 and extended the maturity to July 31, 2027.
●	May 2025: Reduction of interest rate from 12% to 9%.

The facility now bears 9% annual interest, is interest-only, and may be prepaid at any time without penalty. During the fiscal year ended June 30, 2025, Portsmouth borrowed an additional $11,615,000 to fund Hotel refinancing and Hotel operations. As of June 30, 2025, the outstanding balance was $38,108,000, and Portsmouth had not made any principal repayments. This facility remains a critical source of liquidity and flexibility for Portsmouth. See also Note 9 – Other Financing Transactions. All material intercompany accounts and transactions have been eliminated in consolidation.

Intergroup Real Estate – Recent Financing Activity

During the fiscal year ending June 30, 2025, the Company refinanced the mortgage on its 157-unit apartment located in Florence, Kentucky in the amount of $9,800,000. The term of the loan is approximately 10 years with an interest rate of 5.40%. The loan matures in January 2035. In May 2025 we amended the loan on our St. Louis, Missouri property, establishing a maturity of June 5, 2028. In May 2025 the Company made a principal reduction payment of $344,000.

During the fiscal year ending June 30, 2024, the Company obtained a second mortgage on its 358-unit apartment located in Las Colinas, Texas in the amount of $4,573,000. The term of the loan is approximately 7 years with an interest rate of 7.60%.

Liquidity Requirements and Material Cash Requirements

Material Cash Requirements

Our material cash requirements arise from (i) debt service and maturities on property-level mortgages within InterGroup’s real estate portfolio, (ii) recurring capital expenditures across our multifamily and commercial properties, (iii) corporate general and administrative costs and income taxes, and (iv) on a consolidated basis, debt service and required reserve deposits related to the Hilton San Francisco Financial District (the “Hotel”). See Note 2 – Liquidity, Note 10 – Mortgage Notes Payable, and Note 17 – Commitments and Contingencies.

Parent-level (InterGroup) liquidity and cash requirements

InterGroup’s liquidity is primarily supported by cash flows generated from its owned real estate portfolio (not Hotel operations), supplemented by cash on hand and, where appropriate, property-level financing. Historically, Portsmouth has paid only limited dividends to all of its shareholders, and none in the last 12 years; accordingly, we do not rely on Portsmouth or the Hotel for parent liquidity.

Near-term parent cash requirements include:

●	Debt service and required escrows on InterGroup’s property-level mortgages within the multifamily and commercial portfolio (see Note 10 for terms and maturities).
●	Recurring capital expenditures to maintain safety, habitability, and competitiveness of our properties. We expect to fund these primarily from property operating cash flows and, as needed, property-level financing.
●	Corporate G&A and income taxes.
●	Board-authorized share repurchases, if any, which are discretionary and subject to market conditions and liquidity.

Longer-term parent cash requirements include:

●	Scheduled mortgage maturities and potential refinancings within our real estate portfolio (see the contractual obligations table under “Material Contractual Obligations” in this MD&A and Note 10).
●	Value-add and repositioning capital for select properties, evaluated based on expected returns and available liquidity.

As of June 30, 2025, we had cash and cash equivalents of $5.1 million and marketable securities, net of margin balances, of $1.0 million (see Note 2 and Note 6). We also expect cash generated from real estate operations to continue to be our principal source of parent liquidity. We may from time to time consider asset sales, refinancings, or equity issuance (subject to Board and, if required, stockholder approval) as part of broader capital planning. See Note 9 for additional financing information.

Consolidated (including Portsmouth) liquidity and cash requirements

On a consolidated basis, our material cash requirements also include those of Portsmouth and the Hotel:

●	Hotel debt service consisting of interest-only payments on the senior mortgage loan with Prime Finance and the mezzanine loan with CRED REIT Holdco LLC, as well as required reserve deposits (taxes, insurance, and FF&E) and compliance with lender-approved budgets. See Note 10 – Mortgage Notes Payable for terms.
●	Cash Management Agreement. Under the Cash Management Agreement with Prime Finance and Wells Fargo Bank, all Hotel receipts are deposited into a lender-controlled account and disbursed for approved operating expenses, debt service and required reserves. A cash sweep applies during periods when DSCR thresholds are not met. These arrangements restrict upstream distributions from the Hotel until the applicable conditions are satisfied. See Note 17 – Commitments and Contingencies.

Given these restrictions and the Hotel’s current cash management framework, we do not budget for parent-level liquidity from Hotel cash flows.

Contractual obligations and maturities

A summary of our contractual obligations, including principal and interest by year, is presented in “Material Contractual Obligations” within this Item 7 and in Note 10 – Mortgage Notes Payable. We have no material off-balance sheet arrangements. See “Off-Balance Sheet Arrangements”.

Outlook

Based on current cash, expected cash flows from InterGroup’s real estate operations, and access to property-level financing, management believes existing liquidity sources are sufficient to meet parent-level material cash requirements for at least the next 12 months. On a consolidated basis, Portsmouth’s March 28, 2025 refinancing improved its maturity profile and liquidity; Portsmouth remains current on required debt service. Nonetheless, uncertainties remain, including interest-rate levels, operating costs, capital needs in our real estate portfolio, and, for the Hotel, San Francisco market conditions and loan covenant/DSCR requirements. We will continue to monitor these factors and adjust operating plans and capital allocation accordingly. See Note 2 – Liquidity and Risk Factors.

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

From a parent-only perspective, InterGroup expects to fund its obligations primarily from real estate operating cash flows, property-level refinancings and sale of non-core properties depending on market conditions. Management monitors interest-rate and capital-markets conditions and may adjust capital allocation (including deferring discretionary capex or pursuing asset sales) to preserve liquidity.

As of March 28, 2025, the Hotel senior mortgage was refinanced and the mezzanine loan amended at the Portsmouth subsidiary level. The related cash-management/lockbox applies only to the Hotel loan structure; it does not restrict InterGroup’s non-Hotel properties. InterGroup is not the primary obligor on the Hotel financing and has provided only limited non-recourse “carve-out/springing recourse” guaranties (see Note 10 and ASC 460 discussion). Portsmouth’s Hotel operations are currently self-funded under the existing cash-management structure. See Item 15(a)(3) – Exhibits. The senior loan agreement, mezzanine loan amendment, and cash management agreement are incorporated by reference to Portsmouth Square, Inc.’s Form 10-K for the year.

The Company continues to evaluate strategic alternatives and operational adjustments in response to ongoing macroeconomic and market-specific challenges in San Francisco’s hospitality sector and broader multifamily markets.

Going Concern — Portsmouth (Subsidiary Only)

The going-concern uncertainty discussed below pertains solely to Portsmouth Square, Inc. (“Portsmouth”), the Company’s majority-owned subsidiary. InterGroup (parent) has not had a going-concern uncertainty.

In the Company’s June 30, 2024 Form 10-K and subsequent Form 10-Q, maturities of Portsmouth’s senior mortgage and mezzanine loans on January 1, 2024, together with related default notices, raised substantial doubt about Portsmouth’s ability to continue as a going concern.

On March 28, 2025, Portsmouth completed a comprehensive refinancing of its senior mortgage and modified its mezzanine loan, improving maturities, pricing and covenant profile. Since closing, Portsmouth has remained current on required debt service and continued property upgrades intended to support operating performance. In March 2025 and May 2025, Portsmouth’s related-party revolving credit facility with InterGroup was amended to increase capacity to $40,000,000, extend maturity to July 31, 2027, and reduce the interest rate to 9%, providing contingency liquidity (see Note 8 — Related-Party Financing). See Note 9 — Mortgage Notes Payable for loan terms.

Based on the refinancing and current forecasts for the twelve months following issuance, management concluded that the conditions and events that initially raised substantial doubt have been alleviated and that substantial doubt does not exist for Portsmouth as of issuance under ASC 205-40.

Market dynamics in San Francisco and broader macroeconomic factors—including potential pressure on occupancy and RevPAR—could adversely affect Portsmouth’s results and, indirectly, consolidated liquidity (e.g., through covenant or cash-management constraints on distributions). Management will continue to monitor conditions and adjust operations and capital allocation as necessary. See Note 1 — Basis of Presentation (Going Concern) for the Company’s detailed going-concern disclosure related to Portsmouth.

MATERIAL CASH REQUIREMENTS FROM CONTRACTUAL AND OTHER OBLIGATIONS

The following table summarizes, as of June 30, 2025, our material contractual (including estimated interest) and other cash requirements. A tabular presentation is provided for investor clarity; however, Item 303 no longer requires a contractual obligations table.

		Year	Year	Year	Year	Year
	Total	2026	2027	2028	2029	2030	Thereafter
Mortgage and subordinated notes payable	$197,760,000	$1,229,000	$106,663,000	$6,588,000	$1,845,000	$16,032,000	$65,403,000
Other notes payable	1,979,000	567,000	463,000	317,000	317,000	315,000	-
Interest	40,807,000	11,665,000	13,418,000	2,645,000	2,580,000	2,436,000	8,063,000
Total	$240,546,000	$13,461,000	$120,544,000	$9,550,000	$4,742,000	$18,783,000	$73,466,000

Of the amounts shown, Hotel-related mortgage and mezzanine balances are obligations of Portsmouth’s subsidiaries; InterGroup’s parent-level mortgages relate to its non-Hotel real estate portfolio. See Note 10 for obligor/recourse details.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2025, the Company has no material off balance sheet arrangements.

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. Since Aimbridge has the power and ability under the terms of its management agreement to adjust Hotel room rates on an ongoing basis, there is minimal expected impact on revenues due to inflation. For the two most recent fiscal years, the impact of inflation on the Company’s income has not been material.

The Company’s residential rental properties provide income from short-term operating leases and no lease extends beyond one year. Rental increases are expected to offset anticipated increased property operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to the consolidation of our subsidiaries, revenues, allowance for doubtful accounts, accruals, asset impairments, other investments, income taxes, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates, and different assumptions or conditions could materially affect such estimates.

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

HOTEL ASSETS AND DEFINITE-LIVED INTANGIBLE ASSETS

We evaluate property and equipment, and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted cash flows of the assets. We use judgment to determine whether indications of impairment exist and consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable. Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. There were no indicators of Hotel investments or intangible assets, and accordingly there were no impairment losses recorded for the years ended June 30, 2025 and 2024.

STOCK-BASED COMPENSATION

We account for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees, including employee stock options, restricted stock awards and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated grant date fair values. The determination of fair value involves a number of significant estimates. We use the Black Scholes option pricing model to estimate the value of employee stock options which requires a number of assumptions to determine the model inputs. These include the expected volatility of our stock and employee exercise behavior which are based on historical data as well as expectations of future developments over the term of the options.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

This disclosure is not required for smaller reporting companies under applicable SEC regulations.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The InterGroup Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The InterGroup Corporation and its subsidiaries (the “Company”) as of June 30, 2025 and 2024, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Evaluation of the Company’s Ability to Continue as a Going Concern

Description of the Matter:

The Company’s recurring losses from operations, negative cash flows, accumulated deficit and long-term debt maturities raised substantial doubt about its ability to continue as a going concern. As disclosed in Note 1 to the financial statements, the Company’s ability to continue as a going concern involved management’s evaluation of the effect of successfully refinancing Portsmouth’s long-term debt and management’s significant assumptions and judgments related to forecasting future cash flows.

We identified the evaluation of Portsmouth’s ability to continue as a going concern as a critical audit matter. This matter required especially challenging auditor judgment due to the complexity and subjectivity involved in assessing management’s forecasts and assumptions, and the potential impact on the financial statements if the going concern basis was not appropriate.

How We Addressed the Matter in Our Audit:

To evaluate the Company’s conclusion that the conditions and events raising substantial doubt about Portsmouth’s ability to continue as a going concern have been alleviated, we evaluated management’s forecasts that included underlying assumptions, budget to actual comparisons, current and projected economic and geographic factors, the impact of successfully refinancing the long-term debt and the consideration of subsequent events occurring after the balance sheet date. We also evaluated the adequacy of the Company’s disclosures regarding the alleviation of substantial doubt related to its ability to continue as a going concern and management’s plans and actions to address those concerns.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2022.

East Brunswick, NJ

September 29, 2025

PCAOB ID Number 100

THE INTERGROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30,	2025	2024

ASSETS
Investment in Hotel, net	$39,519,000	$40,901,000
Investment in real estate, net	45,253,000	47,542,000
Investment in marketable securities	969,000	7,454,000
Cash and cash equivalents	5,084,000	4,333,000
Restricted cash	10,058,000	4,361,000
Other assets	2,189,000	3,220,000
Assets held for sale	1,029,000	-
Total assets	$104,101,000	$107,811,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities	$3,292,000	$4,265,000
Accounts payable and other liabilities – Hotel	12,672,000	13,757,000
Obligations for securities sold	-	188,000
Other notes payable	1,979,000	2,388,000
Deferred tax liability	5,348,000	4,724,000
Mortgage notes payable - Hotel	101,519,000	100,783,000
Mortgage notes payable – real estate	93,595,000	88,173,000
Total liabilities	218,405,000	214,278,000

Commitments and contingencies - Note 17

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,459,888 and 3,459,888 issued; 2,154,405 and 2,178,955 outstanding as of June 30, 2025 and 2024, respectively	38,000	38,000
Additional paid-in capital	3,614,000	3,648,000
Accumulated deficit	(67,980,000)	(62,632,000)
Treasury stock, at cost, 1,305,483 and 1,280,933 shares as of June 30, 2025 and 2024, respectively	(21,787,000)	(21,393,000)
Total InterGroup shareholders’ deficit	(86,115,000)	(80,339,000)
Non-controlling interest	(28,189,000)	(26,128,000)
Total shareholders’ deficit	(114,304,000)	(106,467,000)
Total liabilities and shareholders’ deficit	$104,101,000	$107,811,000

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2025	2024
Revenues:
Hotel	$46,363,000		$41,886,000
Real estate	18,015,000		16,254,000
Total revenues	64,378,000		58,140,000
Costs and operating expenses:
Hotel operating expenses	(37,631,000)		(36,139,000)
Real estate operating expenses	(9,550,000)		(9,836,000)
Depreciation and amortization expense	(6,624,000)		(6,320,000)
General and administrative expense	(2,930,000)		(4,391,000)

Total costs and operating expenses	(56,735,000)		(56,686,000)

Income from operations	7,643,000		1,454,000

Other (expense) income:
Interest expense - mortgages	(13,556,000)		(12,007,000)
Net realized (loss) gain on marketable securities	(329,000)		1,251,000
Net unrealized loss on marketable securities	(1,018,000)		(1,736,000)
Gain (loss) on debt extinguishment	1,416,000		(453,000)
Impairment loss on other investments	-		(5,000)
Dividend and interest income	161,000		405,000
Trading and margin interest expense	(1,316,000)		(1,548,000)
Net other expense	(14,642,000)		(14,093,000)
Loss before income taxes	(6,999,000)		(12,639,000)
Income tax (expense) benefit	(548,000)		83,000
Net loss	(7,547,000)		(12,556,000)
Less: Net loss attributable to the noncontrolling interest	2,199,000		2,759,000
Net loss attributable to InterGroup	$(5,348,000)		$(9,797,000)

Net loss per share
Basic	$(3.49)		$(5.66)
Diluted	N/A	$	N/A
Net loss per share attributable to InterGroup
Basic	$(2.47)		$(4,.40)
Diluted	N/A	$	N/A

Weighted average number of common shares outstanding	2,162,153		2,195,903
Weighted average number of diluted shares outstanding	N/A		N/A

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Treasury	InterGroup Shareholders’	Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2023	3,459,888	$33,000	$2,445,000	$(52,835,000)	$(20,794,000)	$(71,151,000)	$(23,453,000)	$(94,604,000)

Net Loss	-	-	-	(9,797,000)	-	(9,797,000)	(2,759,000)	(12,556,000)

Loss on investment	-	5,000	-	-	-	5,000	-	5,000

Stock options expense	-	-	1,309,000	-	-	1,309,000	-	1,309,000

Investment in Portsmouth	-	-	(106,000)	-	-	(106,000)	84,000	(22,000)

Purchase of treasury stock	-	-	-	-	(599,000)	(599,000)	-	(599,000)

Balance at June 30, 2024	3,459,888	$38,000	$3,648,000	$(62,632,000)	$(21,393,000)	$(80,339,000)	$(26,128,000)	$(106,467,000)

Net Loss	-	-	-	(5,348,000)	-	(5,348,000)	(2,199,000)	(7,547,000)

Stock options expense	-	-	105,000	-	-	105,000	-	105,000

Investment in Portsmouth	-	-	(139,000)	-	-	(139,000)	138,000	(1,000)

Purchase of treasury stock	-	-	-	-	(394,000)	(394,000)	-	(394,000)

Balance at June 30, 2025	3,459,888	$38,000	$3,614,000	$(67,980,000)	$(21,787,000)	$(86,115,000)	$(28,189,000)	$(114,304,000)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2025	2024
Cash flows from operating activities:
Net loss	$(7,547,000)	$(12,556,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net unrealized loss on marketable securities	1,018,000	1,736,000
Deferred taxes	624,000	(203,000)
Gain on extinguishment of debt	(1,416,000)	-
Impairment loss on other investments	-	5,000
Depreciation and amortization	6,624,000	6,320,000
Amortization of loan cost	1,239,000	1,066,000
Amortization of other notes payable	(409,000)	(566,000)
Stock compensation expense	105,000	1,309,000
Changes in assets and liabilities:
Investment in marketable securities	5,467,000	9,155,000
Other assets	1,018,000	(456,000)
Accounts payable and other liabilities	(973,000)	1,691,000
Accounts payable and other liabilities – Hotel	331,000	2,141,000
Due to securities broker	-	(1,601,000)
Obligations for securities sold	(188,000)	(1,228,000)
Net cash provided by operating activities	5,893,000	6,813,000

Cash flows from investing activities:
Capital expenditures for property and equipment - Hotel	(2,252,000)	(4,079,000)
Capital expenditures for property and equipment - real estate	(1,739,000)	(2,309,000)
Investment in Portsmouth	(1,000)	(22,000)
Insurance proceeds for property damage claims	75,000	-
Net cash used in investing activities	(3,917,000)	(6,410,000)

Cash flows from financing activities:
Issuance costs from Hotel refinance	(2,106,000)	(1,477,000)
Payments of mortgage, finance leases and other notes payable	(81,575,000)	(11,496,000)
Proceeds from mortgage and other notes payable	88,600,000	8,989,000
Purchase of treasury stock	(394,000)	(599,000)
Net cash provided by (used in) financing activities	4,525,000	(4,583,000)

Net increase (decrease) in cash, cash equivalents and restricted cash:	6,501,000	(4,180,000)
Cash, cash equivalents and restricted cash at the beginning of the year	8,694,000	12,874,000
Cash, cash equivalents and restricted cash at the end of the year	$15,195,000	$8,694,000
Supplemental information:
Income taxes paid	$142,000	$130,000
Interest paid	$12,366,000	$6,081,000

Supplemental Disclosure – Reconciliation of Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents and restricted cash	$15,142,000
Cash included in assets held for sale	53,000
Total cash, cash equivalents, and restricted cash	$15,195,000

The Company had cash and cash equivalents of $5,092,000 (including $8,000 classified as held for sale) and $4,333,000 as of June 30, 2025 and 2024, respectively. The Company had restricted cash of $10,103,000 (including $45,000 classified as held for sale) and $4,361,000 as of June 30, 2025 and 2024, respectively.

Cash flows associated with the Los Angeles property classified as held for sale are included within the respective operating, investing, and financing activities of continuing operations in the consolidated statements of cash flows.

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 1 - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Description of the Business

The InterGroup Corporation, a Delaware corporation, (“InterGroup” or the “Company”) was formed to buy, develop, operate and dispose of real property and to engage in various investment activities to benefit the Company and its shareholders.

Effective February 19, 2021, the Company’s 83.7% owned subsidiary, Santa Fe Financial Corporation (“Santa Fe”), a public company (OTC: SFEF), was liquidated and all of its assets including its 68.8% interest in Portsmouth Square, Inc. (“Portsmouth”), a public company (OTC: PRSI) were distributed to its shareholders in exchange for their Santa Fe common stock. In June 2022, InterGroup received distribution of $1,159,000 from Santa Fe as the entity received federal and state tax refunds from previously filed final tax returns. As of June 30, 2025, InterGroup owns approximately 75.9% of the outstanding common shares of Portsmouth and the Company’s President, Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth.

Portsmouth’s primary business has historically been conducted through its general and limited partnership interest in Justice Investors Limited Partnership, a California limited partnership (“Justice” or the “Partnership”). Effective July 15, 2021, Portsmouth completed the purchase of 100% of the limited partnership interest of Justice through the acquisition of the remaining 0.7% non-controlling interest. Effective December 23, 2021, the partnership was dissolved. The financial statements of Justice were consolidated with those of Portsmouth.

Prior to its dissolution effective December 23, 2021, Justice owned and operated a 544-room hotel property located at 750 Kearny Street, San Francisco California, known as the Hilton San Francisco Financial District (the “Hotel”) and related facilities including a five-level underground parking garage through its subsidiaries Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”). Mezzanine was a wholly owned subsidiary of the Partnership; Operating was a wholly owned subsidiary of Mezzanine. Effective December 23, 2021, Portsmouth replaced Justice as the single member of Mezzanine. Mezzanine is the borrower under certain mezzanine indebtedness of Justice, and in December 2013, the Partnership conveyed ownership of the Hotel to Operating. The Hotel is a full-service Hilton brand hotel pursuant to a Franchise License Agreement with HLT Franchise Holding LLC (“Hilton”) through January 31, 2030.

Aimbridge Hospitality (“Aimbridge”) manages the Hotel, along with its five-level parking garage, under a certain hotel management agreement (the “HMA”) with Operating. The term of the management agreement is for an initial period of ten years commencing on February 3, 2017 and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms of the HMA, base management fee (“Basic Fee”) payable to Aimbridge equals one and seven-tenths percent (1.70%) of total Hotel revenue. In addition to the Basic Fee, Aimbridge may be entitled to an annual incentive fee for each fiscal year equal to ten percent (10%) of the amount by which Gross Operating Profit in the current fiscal year exceeds the previous fiscal year’s Gross Operating Profit.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Portsmouth. All significant inter-company transactions and balances have been eliminated. The Company evaluates its interests in other entities to determine whether such entities are variable interest entities (“VIEs”) and consolidates any VIEs for which the Company is the primary beneficiary pursuant to ASC 810.

Investment in Hotel, Net

Property and equipment are stated at cost. Building improvements are depreciated on a straight-line basis over their useful lives ranging from 3 to 39 years. Furniture, fixtures, and equipment are depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years.

Repairs and maintenance are charged to expense as incurred. Costs of significant renewals and improvements are capitalized and depreciated over the shorter of the remaining estimated useful life or life of the asset. The cost of assets sold or retired, and the related accumulated depreciation are removed from the accounts; any resulting gain or loss is included in other income (expense).

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360. If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company records an impairment loss equal to the difference between the asset’s carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset becomes its new cost. For a depreciable asset, the new cost is depreciated over the asset’s remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended June 30, 2025 and 2024.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2025 and 2024.

The fair value of the tangible assets of an acquired property, which includes land, building and improvements, is determined by valuing the property as if it were vacant, and incorporates costs during the lease-up periods considering current market conditions and costs to execute similar leases such as lost rental revenue and tenant improvements. The value of tangible assets is depreciated using straight-line method based upon the assets estimated useful lives.

Investment in Marketable Securities

Marketable equity securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date in accordance with ASC 321; changes in fair value are recognized in earnings. Marketable debt securities, if any, are classified as trading and measured at fair value with changes recognized in earnings (ASC 320/ASC 825).

Other Investments, Net

Other investments include non-marketable securities (carried at cost, net of any impairment loss) and non-marketable debt instruments. The Company has no significant influence or control over the entities that issue these investments. These investments are reviewed on a periodic basis for other-than-temporary impairment. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time an investment is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near-term prospects of the issuer and (iv) our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For certain equity interests without readily determinable fair values, the Company applies the ASC 321 measurement alternative (cost less impairment, adjusted for observable price changes in orderly transactions). For the years ended June 30, 2025 and 2024, the Company recorded impairment losses related to other investments of $0 and $5,000, respectively.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost, which approximates fair value. As of June 30, 2025 and 2024, the Company did not have any cash equivalents.

Restricted Cash

Restricted cash is comprised of amounts held by lenders for payment of real estate taxes, insurance, furniture, fixtures and equipment (“FF&E”) reserves, and amounts subject to cash-management lockbox arrangements under certain loan agreements.

Other Assets

Other assets include prepaid insurance, accounts receivable, prepaid expenses, and other miscellaneous assets.

Accounts receivable from the Hotel and rental property customers are carried at cost less an allowance for doubtful accounts measured under ASC 326 (CECL) using historical loss experience, current conditions, and reasonable and supportable forecasts. As of June 30, 2025, and 2024, the accounts receivable was $525,000 and $654,000, respectively, net of allowance of $772,000 and $653,000 at June 30, 2025 and 2024, respectively.

The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers. Collection experience may be affected by local tenant-protection measures and economic conditions in the markets in which we operate.

Due to Securities Broker

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. Various securities brokers have advanced funds to the Company for the purchase of marketable securities under standard margin agreements. These advanced funds are recorded as a liability and are collateralized by the related marketable securities; related interest is recognized in interest expense.

Obligation for Securities Sold

Obligations for securities sold short and written options are recognized as liabilities and measured at fair value with changes in fair value recognized in earnings (ASC 815/ASC 860). Short positions may be covered with current holdings or subsequent purchases.

Accounts Payable and Other Liabilities

Accounts payable and other liabilities include trade payables, advanced customer deposits, accrued wages, accrued real estate taxes, and other liabilities.

Treasury Stock

The Company records the acquisition of treasury stock under the cost method. During the years ended June 30, 2025 and 2024, the Company purchased 24,550 and 26,972 shares of treasury stock, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

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

Assets Held for Sale – Accounting Policy (Continuing Operations)

Long-lived assets are classified as held for sale when management commits to a plan to sell, the assets are available for immediate sale in their present condition, an active program to locate a buyer has been initiated, the sale is probable and expected to be completed within one year, and it is unlikely that the plan will be significantly changed or withdrawn.

Upon classification as held for sale, the assets are measured at the lower of their carrying amount or fair value less costs to sell. Any loss resulting from remeasurement is recognized in the consolidated statements of operations. Depreciation of assets classified as held for sale ceases at the time of classification.

Assets meeting the held-for-sale criteria are presented separately as Assets held for sale in the consolidated balance sheets. Because the planned sale does not represent a strategic shift that would have a major effect on the Company’s operations or financial results, the results of operations and cash flows of the property continue to be reported within continuing operations. No liabilities have been reclassified to Liabilities held for sale as the related obligations are not expected to transfer to the buyer.

Interest Rate Cap

The Company uses interest rate cap agreements to manage exposure to increases in interest rates on its variable-rate debt obligations. Interest rate cap premiums are recorded on the balance sheets at fair value on the date the agreements are executed and are subsequently remeasured to fair value at each reporting date.

All changes in fair value are recognized in earnings within other income (expense). The Company is required, pursuant to certain debt agreements, to maintain interest rate caps for specified periods or replace them upon expiration.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 (Hotel and ancillary services) and ASC 842 (real estate leasing)

Performance Obligations

We identified the following performance obligations for which revenue is recognized as the respective performance obligations are satisfied, which results in recognizing the amount we expect to be entitled to for providing the goods or services:

●	Cancelable room reservations or ancillary services are typically satisfied as the good or service is transferred to the hotel guest, which is generally when the room stay occurs.

●	Non-cancelable room reservations and banquet or conference reservations represent a series of distinct goods or services provided over time and satisfied as each distinct good or service is provided, generally over the reservation/event period; nonrefundable deposits are recognized as revenue when the related services are provided or when cancellation occurs consistent with the contract terms.

●	Other ancillary goods and services are purchased independently of the room reservation at standalone selling prices and are considered separate performance obligations, which are satisfied when the related good or service is provided to the hotel guest.

●	Components of package reservations for which each component could be sold separately to other hotel guests are considered separate performance obligations and are satisfied as set forth above. Consideration is allocated to performance obligations based on relative standalone selling prices.

Hotel revenue primarily consists of hotel room rentals, revenue from accommodations sold in conjunction with other services (e.g., package reservations), food and beverage sales and other ancillary goods and services (e.g., parking). Revenue is recognized when rooms are occupied or goods and services have been delivered or rendered, respectively. Payment terms typically align with when the goods and services are provided. For package reservations, the transaction price is allocated to the performance obligations within the package based on the estimated standalone selling prices of each component. Service charges are similar amounts collected from customers and are evaluated to determine whether the Company is acting as principal or agent.

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

Revenue recognition from apartment rental commences when an apartment unit is placed in service and occupied by a rent-paying tenant. Apartment units are leased on a short-term basis, with no lease extending beyond one year. Rental income is recognized on a straight-line basis over the lease term; variable consideration (e.g., fees) is recognized as earned.

Advertising Costs

Advertising costs are expensed as incurred and are included in Hotel operating expenses in the consolidated statements of operations. Advertising costs were $263,000 and $150,000 for the years ended June 30, 2025 and 2024, respectively.

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

As of June 30, 2025 and 2024, the Company had $1,665,000 of unrecognized tax benefits, the recognition of which would affect the effective tax rate. Management does not expect these unrecognized tax benefits to reverse within the next twelve months. Interest and penalties related to income tax matters are recognized as a component of income tax expense, and no such amounts were recorded as of June 30, 2025 or June 30, 2024.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions.

Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. The computation of diluted net income per share is similar to the computation of basic net income per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The basic and diluted earnings per share are the same for the fiscal year ended June 30, 2025 and 2024 because the Company had a net loss. Potentially dilutive securities were anti-dilutive for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Actual results may differ from those estimates. Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets and when appropriate, records tax valuation allowances based on that evidence and estimates. As of June 30, 2025 based on taxable income that may be available under tax law, the deferred tax asset is not more likely than not to be realized.

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

Recently Issued and Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). We adopted ASU 2023-07 effective July 1, 2024 (fiscal 2025). The amendments expanded annual segment disclosure (including significant segment expenses and CODM measures) and will expand interim segment disclosures beginning in fiscal 2026. Adoption did not have a material impact on our consolidated financial statements, but resulted in enhanced segment disclosures.

In December 2023, the FASB issued ASU No 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 (our fiscal 2026). We expect the standard to expand our income tax rate reconciliation and cash taxes paid disclosures; we do not expect a material impact on our consolidated financial position or results of operations.

Going Concern Basis and Management’s Evaluation (ASC 205-40) – Subsidiary-Only (Portsmouth)

The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP and on a going concern basis. InterGroup (the parent) has not had a going-concern uncertainty. The disclosure below is provided solely to summarize the going-concern matter at the Company’s majority-owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”); it does not indicate or imply a going-concern issue for InterGroup.

As disclosed in prior filings, Portsmouth’s senior mortgage and mezzanine loans secured by the Hilton San Francisco Financial District matured on January 1, 2024 and, after a forbearance period ended in January 2025, default notices were issued. These subsidiary-level factors raised substantial doubt about Portsmouth’s ability to continue as a going concern at that time.

On March 28, 2025, Portsmouth completed a comprehensive refinancing of its senior mortgage and modified its mezzanine loan, resulting in extended maturities, favorable interest terms, and improved covenant compliance. Since closing, Portsmouth has remained current on required debt service and continued property upgrades intended to support performance. In March 2025 and May 2025, Portsmouth’s related-party revolving credit facility with InterGroup was amended to increase capacity to $40,000,000, extend maturity to July 31, 2027, and reduce the interest rate to 9%, providing contingency liquidity. (See the notes on mortgage notes payable and related-party financing for terms.)

Management evaluated Portsmouth’s ability to continue as a going concern for the twelve months following issuance and concluded that the conditions and events that initially raised substantial doubt have been alleviated and that substantial doubt does not exist for Portsmouth as of issuance under ASC 205-40.

While management believes available liquidity and cash generation are sufficient for near-term needs, uncertainties related to the San Francisco hospitality market and broader macroeconomic factors—including potential pressure on occupancy and RevPAR—could adversely affect Portsmouth’s results and, indirectly, consolidated liquidity (e.g., through covenant or cash-management constraints on distributions). Management will continue to monitor conditions and adjust operations and capital allocation as necessary. (See Item 7 MD&A and the notes on mortgage notes payable.)

This disclosure relates to Portsmouth and reflects management’s fiscal year 2025 evaluation of that subsidiary; it does not modify or supersede going-concern disclosures in previously issued fiscal year 2024 financial statements and interim filings, and it does not indicate a going-concern uncertainty for InterGroup.

NOTE 2 – LIQUIDITY

Historically, the Company has relied primarily on cash flows generated by its multi-family and commercial real estate portfolio and, to a lesser extent, returns from its investment portfolio. Cash generated by the Hilton San Francisco Financial District (the “Hotel”) is owned by our consolidated subsidiary, Portsmouth Square, Inc. (“Portsmouth”), is subject to lender-controlled cash-management arrangements, and is not available for InterGroup’s general corporate purposes. Portsmouth has not paid dividends to its shareholders in over a decade. Although conditions in the San Francisco hospitality market remain a headwind for Portsmouth—reflecting the pace of business-travel recovery and certain municipal factors—those trends affect consolidated results but do not represent InterGroup’s source of liquidity.

For the year ended June 30, 2025, consolidated net cash provided by operating activities was $5,893,000. In response to ongoing market pressures at the Hotel, Portsmouth continued capital-preservation initiatives (including deferral of non-essential projects, selective service reductions, vendor negotiations and other controllable cost actions) while investing in property enhancements, incurring $2,252,000 of Hotel capital expenditures, including the renovation of 14 rooms previously used as administrative offices back to guest-room inventory. During the same period, InterGroup made $1,739,000 of capital improvements across its multi-family and commercial real estate portfolio.

As of June 30, 2025, the Company had:

●	Cash and cash equivalents of $5,092,000 (including $8,000 classified as held for sale) (compared to $4,333,000 as of June 30, 2024),
●	Restricted cash of $10,103,000 (including $45,000 classified as held for sale) (compared to $4,361,000 as of June 30, 2024), and
●	Marketable securities, net of margin balances, of $969,000 (compared to $7,266,000 as of June 30, 2024).

Marketable securities are considered liquid and available for near-term needs, subject to market risk and any account-level margin requirements. Restricted cash primarily reflects lender-controlled reserves at Portsmouth (e.g., taxes, insurance, FF&E) and funds held under the Hotel’s cash-management arrangements and is not available for InterGroup’s general corporate purposes.

Related Party Financing

InterGroup maintains access to an unsecured related-party facility with Portsmouth as previously disclosed; however, the Hotel is currently self-funded under its lender-controlled cash-management structure, and no additional borrowings were required by Portsmouth to fund Hotel operations following the March 28, 2025 refinancing. The initial facility, dated July 2, 2014, has undergone several amendments.

In March 2025, the facility was amended to:

●	Increase the available borrowing capacity to $40,000,000, and
●	Extend the maturity date to July 31, 2027.

In May 2025, the facility was amended to:

●	Reduce the interest rate from 12% to 9%.

During the year ended June 30, 2025, Portsmouth borrowed an additional $11,615,000 under the facility primarily to reduce its senior loan balance and established a $5.0 million cash operating reserve required by the new senior lender in connection with the March 28, 2025 refinancing. As of June 30, 2025, the outstanding intercompany balance was $38,108,000, with no principal repayments made to date. The facility is interest-only, prepayable without penalty, and bears interest at 9% per annum; principal and accrued interest are due at maturity All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Management and Distribution Restrictions (Hotel Subsidiary)

Under Portsmouth’s March 28, 2025 refinancing, a lender-controlled lockbox and ongoing DSCR requirements apply to hotel cash flows. Until DSCR thresholds are met for two consecutive quarters, substantially all hotel receipts are deposited into lender-controlled accounts and disbursed pursuant to lender-approved budgets for operating expenses, debt service, and required reserves (e.g., taxes, insurance, and FF&E).

During the fiscal year ending June 30, 2025, the Company refinanced the mortgage on its 157-unit apartment located in Florence, Kentucky in the amount of $9,800,000. The term of the loan is approximately 10 years with an interest rate at 5.40%. The loan matures in January 2035. In May 2025 the Company amended the agreement on its St. Louis, Missouri property to a new loan maturity of June 5, 2028. In May 2025 the Company made a principal reduction payment of $344,000.

Liquidity Outlook and Going Concern

Management has concluded there are no conditions or events, considered in the aggregate and know or reasonably knowable, that raise substantial doubt about Portsmouth’s ability to continue as a going concern within one year after the date these financial statements are issued (ASC 205-40). This conclusion is based on the successful refinancing of the senior mortgage loan and modification of the mezzanine debt on March 28, 2025, resulting in improved maturity profiles, covenant compliance, and a stable capital structure. Portsmouth remains current on all debt service obligations, and management’s forecasts indicate adequate liquidity for the twelve-month period following the issuance of these financial statements.

Forward-looking risks remain primarily tied to the performance of the San Francisco hospitality market, including:

●	The pace of recovery in business travel,
●	Competitive dynamics among local hotels,
●	Broader municipal issues affecting the city’s perception among travelers, and
●	Potential impacts from macroeconomic trends on leisure travel demand.

Management will continue to monitor these market-specific conditions and adjust operations, capital allocation, and marketing strategies to maintain the Hotel’s competitive position.

The Hotel debt and cash-management/lockbox reside at Portsmouth’s subsidiaries; while these provisions may limit distributions upstream to InterGroup while in effect, they do not encumber InterGroup’s non-Hotel properties or parent-level liquidity. InterGroup’s exposure to the Hotel financing is limited to its guaranties of specified non-recourse carve-outs and defined springing recourse events (see Note 10; ASC 460).

Material Cash Requirements – Contractual Obligations

The following table provides a summary as of June 30, 2025 of the Company’s material contractual financial obligations, including estimated interest payments.

		Year	Year	Year	Year	Year
	Total	2026	2027	2028	2029	2030	Thereafter
Mortgage and subordinated notes payable	$197,760,000	$1,229,000	$106,663,000	$6,588,000	$1,845,000	$16,032,000	$65,403,000
Other notes payable	1,979,000	567,000	463,000	317,000	317,000	315,000	-
Interest	40,807,000	11,665,000	13,418,000	2,645,000	2,580,000	2,436,000	8,063,000
Total	$240,546,000	$13,461,000	$120,544,000	$9,550,000	$4,742,000	$18,783,000	$73,466,000

NOTE 3 – REVENUE

Our revenue from real estate is primarily rental income from residential and commercial property leases that is accounted for under ASC 842 (Leases). Lease income is recognized on a straight-line basis over the lease term (generally one year or less for residential units). Variable consideration such as reimbursement and fee is recognized as earned. Lease income is outside the scope of ASC 606. Hotel-related revenues (rooms, food and beverage, parking, and other ancillary services) are within the scope of ASC 606 and are recognized as described below.

Hotel revenue recognition. We recognize hotel revenues in accordance with ASC 606. Room revenue is recognized over the stay as the services are provided; food and beverage, parking, and other ancillary revenues are recognized when the good or services are delivered. Package arrangements are allocated to performance obligations based on relative standalone selling prices. Advance deposits are recorded as contract liabilities and recognized as revenue when the related services are rendered or upon cancellation consistent with contract terms. We assess taxes collected from customers on a net basis (excluded from revenues). We do not adjust the transaction price for a financing component when the period between payment and performance is one year or less.

The following table presents our Hotel revenue disaggregated by revenue streams:

For the year ended June 30,	2025	2024
Hotel revenues:
Hotel rooms	$39,648,000	$35,239,000
Food and beverage	2,862,000	3,213,000
Garage	3,214,000	2,988,000
Other operating departments	639,000	446,000
Total Hotel revenue	$46,363,000	$41,886,000

Real estate revenue. Real estate revenue primarily consists of base rents from the Company’s multifamily portfolio and its commercial property, plus other property income (e.g., parking, utilities reimbursements, month-to-month premiums, pet rent, laundry and other fees). Lease income is accounted for under ASC 842 and recognized on a straight-line basis over the lease term (generally month-to-month or <12 months for residential). Variable consideration is recognized as earned. We assess collectability each period; when collections of lease payments is not probable, revenue is limited to amounts collected.

Disaggregation by major revenue source:

For the year ended June 30,	2025	2024
Hotel revenues	$46,363,000	$41,886,000
Real estate revenues	18,015,000	16,254,000
Total revenues	$64,378,000	$58,140,000

Real estate revenues increased to $18,015,000 in fiscal 2025 from $16,254,000 in fiscal 2024, primarily due to higher occupancy and rent levels across the multifamily portfolio, partially offset by market-specific dynamics noted in Item 7.

Contract Assets and Liabilities

The Company does not have any material contract assets as of June 30, 2025 and 2024, other than trade and other receivables, net on our consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

Portsmouth records contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within Accounts payable and other liabilities-Hotel on our consolidated balance sheets had an opening balance on July 1, 2024 of $370,000. As of June 30, 2025 contract liabilities were $505,000. The increase during fiscal 2025 primarily reflects higher advance deposits for services to be performed after June 30, 2025.

Contract liabilities were $370,000 as of June 30, 2024 compared to $290,000 as of June 30, 2023. The increase for the twelve months ended June 30, 2024 was primarily driven by an increase in advance deposits received from customers for services to be performed after June 30, 2024. Contract liabilities are generally recognized as revenue within twelve months. We do not disclose remaining performance obligations because our customer contracts have an original expected duration of one year or less.

Contract Costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. We expense incremental costs of obtaining a contract when the amortization period would be one year or less. Travel-agent and group booking commissions related to completed stays are expensed as incurred.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of:

		Accumulated	Net Book
June 30, 2025	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(1,665,000)	140,000
Furniture and equipment	41,195,000	(33,248,000)	7,947,000
Building and improvements	68,527,000	(39,833,000)	28,694,000
Investment in Hotel, net	$114,265,000	$(74,746,000)	$39,519,000

		Accumulated	Net Book
June 30, 2024	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(1,521,000)	284,000
Furniture and equipment	40,310,000	(31,396,000)	8,914,000
Building and improvements	67,159,000	(38,194,000)	28,965,000
Investment in Hotel, net	$112,012,000	$(71,111,000)	$40,901,000

Note: Accumulated amounts include amortization of finance-lease right-of-use assets. Depreciation and amortization expense related to Hotel assets were $3,634,000 and $3,494,000 for the years ended June 30, 2025 and 2024, respectively.

NOTE 5 - INVESTMENT IN REAL ESTATE, NET

At June 30, 2025, the Company’s investment in real estate consisted of twenty properties located throughout the United States. These properties include sixteen apartment complexes, three single-family houses and one commercial real estate property. The Company also owns unimproved land located in Maui, Hawaii. Properties are held for use; one is classified as held for sale. See Note 10 for mortgage information and Note 1 for depreciation policies and impairment considerations.

Investment in real estate included the following:

As of June 30,	2025	2024
Land	$22,293,000	$22,998,000
Buildings, improvements and equipment	76,176,000	75,460,000
Accumulated depreciation	(55,146,000)	(52,846,000)
	43,323,000	45,612,000
Land held for development (a)	1,930,000	1,930,000
Investment in real estate, net	$45,253,000	$47,542,000

(a)	Represents approximately the two-acre parcel in Kihei, Maui, Hawaii (carried at cost, including capitalized amounts).

In April 2025, the Company determined that one multifamily property located in Los Angeles met the criteria for classification as held for sale, as described in Note 18 — Assets Held for Sale. Accordingly, the property is reported separately as Assets held for sale in the consolidated balance sheet as of June 30, 2025. The amounts presented in Note 5 — Investment in Real Estate, net exclude this property as of June 30, 2025.

The following table reconciles investment in real estate, net from June 30, 2024 to June 30, 2025.

For the year ended June 30, 2025	Amount
Balance at June 30, 2024	$47,542,000
Additions (capital improvements)	1,664,000
Depreciation expense	(2,990,000)
Held for sale	(963,000)
Disposals/transfers	-
Balance at June 30, 2025	$45,253,000

Additions reflect capital improvements to the Company’s multifamily and commercial properties during the year. Depreciation expense reflects the change in accumulated depreciation for the period (from $52,846,000 to $55,842,000). There were no disposals or transfers, and one property was classified as held for sale during the period.

NOTE 6 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equities. The Company has also periodically invested in corporate bonds and income producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could inure to its shareholders through income and/or capital gain.

At June 30, 2025 and 2024, the Company’s marketable securities are accounted for under ASC 321 and measured at fair value with changes recognized in earnings; and marketable debt securities, if held, are classified as trading with changes recognized in earnings. The following table summarizes cost and fair value information for marketable securities:

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Fair Value
As of June 30, 2025
Corporate Equities	$790,000	$180,000	$(1,000)	$179,000	$969,000

As of June 30, 2024
Corporate Equities	$6,262,000	$1,697,000	$(505,000)	$1,192,000	$7,454,000

Net loss on marketable securities in the consolidated statements of operations comprises realized and unrealized components, as follows:

For the year ended June 30,	2025	2024
Realized (loss) gain on marketable securities	$(329,000)	$1,251,000
Unrealized loss on marketable securities	(1,018,000)	(1,736,000)
Net loss on marketable securities	$(1,347,000)	$(485,000)

Gains and losses on marketable securities may continue to fluctuate significantly from period to period, and past results are not necessarily indicative of future performance. There were no material changes to related accounting policies during the periods presented.

As of June 30, 2025, one equity security represented approximately 99% of the fair value of the Company’s marketable equity portfolio.

NOTE 7 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments that are not measured at fair value on a recurring basis approximate fair value due to their short maturities (including accounts receivable, other assets, accounts payable and other liabilities, due to securities broker and obligations for securities sold) or the nature and terms of the obligation (such as other notes payable and mortgage notes payable). Management evaluates their instruments in accordance with ASC 820 and has determined that there are no material differences between the carrying amounts and estimated fair values of these financial instruments as of June 30, 2025 and 2024. There were no transfers between Levels 1, 2, and 3 during years ended June 30, 2025 and 2024.

The assets measured at fair value on a recurring basis are as follows:

As of June 30, 2025	Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$966,000
Technology	3,000
$969,000

As of June 30, 2024	Level 1
Assets:
Investment in marketable securities:
REITs and real estate companies	$3,358,000
Communication services	1,994,000
T-Notes	933,000
Energy	303,000
Financial services	269,000
Healthcare	179,000
Utilities	163,000
Industrial	159,000
Basic materials	75,000
Technology	21,000
$7,454,000

The fair values of investments in marketable securities are determined by the most recently traded price of each security at the balance sheet date (quoted prices in active markets; Level 1 inputs).

On March 31, 2025, Portsmouth, through its affiliate Justice Operating Company, LLC, entered into an interest rate cap agreement (the “Interest Rate Cap”) with Goldman Sachs Bank USA as required under the March 28, 2025 senior Loan Agreement, intended to economically limit the Company’s exposure to increases in Term SOFR. The Interest Rate Cap caps Term SOFR at 4.50% and has a notional amount equal to or greater than the outstanding principal balance of the loan. The Company paid a premium of approximately $136,000 for the cap at inception. Changes in the fair value of the Interest Rate Cap are recorded in Other Income (Expense) within the consolidated statements of operations. At inception the cap was recorded at its fair value, which equaled the premium paid; subsequent changes in fair value are recognized in earnings in each reporting period.

The Interest Rate Cap is not designated as a hedging instrument under ASC 815 and is therefore accounted for at fair value, with changes in fair value recognized in earnings each reporting period. The cap is classified as a Level 2 financial instrument under the fair value hierarchy established by ASC 820, as its valuation is based on observable market inputs including interest rate curves and volatility assumptions obtained from a third-party pricing service. The Interest Rate Cap is associated with the Hotel senior mortgage and is held at the Portsmouth subsidiary level.

The following table summarizes the fair value of the derivative instrument as of June 30, 2025:

Derivative instruments measured at fair value on a recurring basis

Derivative Type	Notional Amount	Balance Sheet Classification	Fair Value		Fair Value Hierarchy
Interest Rate	$67,000,000	Other Assets	$52,000	(a)	Level 2

(a)	Fair value was not material as of June 30, 2025; the asset is included within Other Assets on the consolidated balance sheets. The Company had no derivative liabilities outstanding as of June 30, 2025.

There have been no material changes to the Company’s fair value measurement methodologies or classification of instruments during the periods presented.

NOTE 8 – OTHER ASSETS

Other assets consist of the following as of June 30:

	2025	2024
Accounts receivable, net	$525,000	$654,000
Prepaid expenses	874,000	751,000
Miscellaneous assets	741,000	1,103,000
Prepaid taxes	49,000	712,000
Total other assets	$2,189,000	$3,220,000

There have been no material changes in the nature or classification of other assets during the periods presented. Income tax balances are presented gross by jurisdiction in accordance with ASC 740; amounts payable, if any, are classified within current liabilities.

NOTE 9 –OTHER FINANCING TRANSACTIONS

The following summarizes the balances of other notes payable as of June 30, 2025 and 2024, respectively.

As of June 30,	2025	2024

Note payable – Hilton	$1,583,000	$1,742,000
Note payable – Aimbridge	396,000	646,000
Total other notes payable	$1,979,000	$2,388,000

Development incentive note to Hilton (Franchisor) is a self-exhausting, interest free note which is reduced by approximately $317,000 annually through 2030 by Hilton if the Hotel remains a franchisee under the Hilton brand. If the franchise is terminated prior to the end of the amortization period, amounts may become payable pursuant to the agreement.

Ambridge key money on February 1, 2017, Operating entered into a Hotel Management Agreement (“HMA”) with Aimbridge to manage the Hotel, with an effective takeover date of February 3, 2017. The term of the HMA is for an initial period of 10 years and automatically renews for up to five additional years in aggregate, subject to certain conditions. The HMA also provides Aimbridge to advance key money of $2,000,000 for capital improvements under a separate key money agreement. The key money is amortized in equal monthly amounts over eight (8) years commencing on the second anniversary of the takeover date and is recognized as a reduction of Hotel operating expenses. The unamortized portion of the key money, $396,000 and $646,000 as of June 30, 2025 and 2024, respectively, is included in other notes payable in the consolidated balance sheets due to potential repayment or claw back provisions upon early termination.

Future minimum principal payments for all other financing transactions are as follows:

For the year ending June 30,
2026	$567,000
2027	463,000
2028	317,000
2029	317,000
2030	315,000
Thereafter	-
$1,979,000

On July 2, 2014, the Partnership secured an unsecured loan from InterGroup in the principal amount of $4,250,000, bearing a fixed annual interest rate of 12%, with no monthly principal or interest payments required prior to maturity. InterGroup also received a loan fee equal to 3% of the principal. The loan was prepayable at any time without penalty and was subsequently extended through July 31, 2023.

On December 16, 2020, the Partnership and InterGroup executed a loan modification agreement that increased the borrowing capacity, as needed, to a maximum of $10,000,000. Subsequently, on December 31, 2021, Portsmouth and InterGroup entered into a separate loan modification agreement, raising Portsmouth’s borrowing limit to $16,000,000. Following the dissolution of the Partnership in December 2021, Portsmouth assumed the outstanding loan obligation to InterGroup in the amount of $11,350,000.

In July 2023, the loan’s maturity date was extended to July 31, 2025, and the available borrowing capacity was increased to $20,000,000. In connection with this increase, the Company agreed to pay InterGroup a 0.5% loan modification fee on the additional $10,000,000.

In March 2024, another amendment raised the available borrowing limit to $30,000,000, subject to a 0.5% modification fee on the $10,000,000 increase.

In March 2025, another amendment was executed, increasing Portsmouth’s borrowing capacity to $40,000,000 and extending the maturity date to July 31, 2027. In May 2025, the parties agreed to reduce the loan’s interest rate from 12% to 9%.

Principal and accrued interest on the InterGroup loan are payable in full at maturity; no monthly principal or interest payments are required prior to that date. During the fiscal years ended June 30, 2025, and 2024, InterGroup advanced $11,615,000 and $10,793,000, respectively, to the Hotel to support its operations. As of June 30, 2025, and 2024, the amounts owed to InterGroup totaled $38,108,000 and $26,493,000, respectively. To date, the Company has not made any principal repayments on this note payable

The Company’s Audit Committee and Board of Directors reviewed and approved the related party loan agreements in accordance with its related party transaction policy. These transactions are disclosed pursuant to ASC 850 and Item 404 of Regulation S-K.

The Company may consider amending its by-laws to increase authorized shares and issue equity in public markets if needed, a measure that would be pursued as part of broader liquidity planning.

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

NOTE 10 – MORTGAGE NOTES PAYABLE

Presentation and borrower entities unless otherwise noted, “the Company” refers to The InterGroup Corporation on a consolidated basis. The Hotel mortgage and mezzanine debt described in Sections A–E are obligations of Portsmouth Square, Inc. (“Portsmouth”) subsidiaries Justice Operating Company, LLC (“Operating”), and Justice Mezzanine Company, LLC (“Mezzanine”). These loans are secured at the Hotel-subsidiary level and are non-recourse to InterGroup except to the extent of limited guaranties described in Section D. InterGroup’s separate real estate mortgages (non-Hotel) are presented in Section F.

Obligor and recourse overview (as of and for the periods presented):

Facility	Primary obligor	Collateral	Recourse to InterGroup
Hilton San Francisco Financial District – senior mortgage	Justice Operating Company, LLC (Portsmouth subsidiary)	Hotel and related assets	Limited guaranty by Portsmouth; InterGroup as additional guarantor (see Section D)
Hilton San Francisco Financial District – mezzanine	Justice Mezzanine Company, LLC (Portsmouth subsidiary)	Equity interests in Operating	Limited guaranty by Portsmouth; InterGroup as additional guarantor (see Section D)
InterGroup non-hotel property mortgages (e.g., Florence, KY; St. Louis, MO; Las Colinas, TX)	InterGroup or its property-owning subsidiaries (non-Portsmouth)	Related multifamily/commercial properties	Obligations of InterGroup (parent-level real estate portfolio)

A. Mortgage and Mezzanine Loan History

In December 2013, Justice Investors Limited Partnership (“Justice”), then a consolidated subsidiary of Portsmouth, obtained a $97,000,000 mortgage loan and a $20,000,000 mezzanine loan to fund the redemption of limited partnership interests and repay a prior $42,940,000 mortgage loan. The mortgage loan was secured by Portsmouth’s principal asset, the Hilton San Francisco Financial District (the “Hotel”), and bore interest at 5.275% per annum. The loan required interest-only payments through January 2017 and began amortizing thereafter on a 30-year schedule, maturing on January 1, 2024. The mortgage loan was guaranteed in part by Portsmouth.

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

As of June 30, 2024, the outstanding senior mortgage loan balance was $76,962,000. As of December 31, 2024, the outstanding balance was $75,789,000.

B. Forbearance Agreements and Defaults

Due to the maturity of both loans on January 1, 2024, and the absence of full repayment by that date, Portsmouth (through Operating and Mezzanine) negotiated forbearance agreements with both lenders on April 29, 2024.

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

Both agreements contained customary covenants, events of default, and representations and warranties. On January 3, 2025, Operating received a Notice of Termination from the Mortgage Lender, citing a termination event for failure to repay the debt by the forbearance expiration. On January 14, 2025, the Mezzanine Lender issued a Notice of Default, asserting its rights to pursue all remedies under the agreement.

These defaults were the primary contributors to Portsmouth’s substantial doubt assessment under ASC 205-40, as disclosed in Note 2 – Liquidity.

C. Debt Refinancing Completed on March 28, 2025

On January 21, 2025, Portsmouth executed a non-binding term sheet with Prime Finance (“Prime”) for a new senior loan. On March 28, 2025, Portsmouth’s subsidiaries closed on both a senior mortgage loan and modified mezzanine loan (collectively, the “Loan Agreements”), fully retiring the prior debt with U.S. Bank and CRED REIT Holdco LLC. In connection with the March 28, 2025 closing, all prior guaranties and credit documents related to the 2013/2017 facilities were terminated and replaced by the 2025 senior Loan Agreement and amended mezzanine documents.

●	Senior Mortgage Loan (PRIME Finance): Justice Operating Company, LLC entered into a $67,000,000 mortgage loan. The loan bears interest at a floating rate equal to the greater of (i) 7.65% or (ii) the Benchmark (initially Term SOFR) + 4.75% (the “Spread”); and is interest-only through maturity. Matures April 9, 2027, with three one-year extension options (2028, 2029 and 2030) subject to customary conditions (including satisfaction of financial/operational covenants and maintenance/renewal of required rate protection). Upon an Event of Default, the contractual default rate is the Interest Rate + 5%. The loan is secured by the Hotel. Concurrently, Operating purchased a two-year interest-rate cap that caps Term SOFR at 4.50% and must be maintained or replaced for any extension period. Operating paid a premium of approximately $136,000 for the rate cap.
●	Mezzanine Loan (Amended and Restated). Justice Mezzanine Company, LLC executed an amended and restated mezzanine loan with CRED REIT Holdco LLC in the principal amount of $36,300,000. The loan bears interest at a fixed 7.25% per annum through March 28, 2027, and 11.25% thereafter, and shares the April 9, 2027 stated maturity with the senior loan, with extension mechanics that align with the senior facility’s extensions (subject to conditions, including the senior loan being extended). The mezzanine loan is secured by a pledge of Mezzanine’s membership interest in Operating; the mezzanine default rate is the Interest Rate + 4%. The loan modifications were material in nature and therefore the transaction under ASC 470-50 accounted for as an extinguishment. The lender agreed to waive a forbearance fee of $245,000 and default interest of approximately $1.17 million, for a total waiver of $1.416 million. The waived amounts were recorded as a gain on extinguishment of debt.
●	Obligor/Guarantor structure. The senior mortgage is an obligation of Operating, and the mezzanine loan is an obligation of Mezzanine. Neither loan is a general obligation of InterGroup.

Portsmouth continues to provide a limited guaranty in connection with both facilities. These borrower entities are also subject to customary covenants, including financial ratios and affirmative obligations. Copies of the senior Loan Agreement, the Mezzanine Loan Amendment, and the Cash Management Agreement are incorporated by reference to the Annual Report on Form 10-K of Portsmouth Square, Inc. for the fiscal year ended June 30, 2025 (see Item 15(a)(3)-Exhibits.

D. Guaranties

Under the March 28, 2025, refinancing, all guaranties associated with the prior 2013 senior mortgage and 2019 mezzanine facilities were terminated. The current senior mortgage and amended mezzanine facilities include customary limited non-recourse carve-out and performance undertakings provided at the Portsmouth/operating-entity level. InterGroup is not a guarantor of the March 28, 2025, senior mortgage loan or the amended mezzanine loan.

E. DSCR and Lockbox Arrangements

Operating has ongoing DSCR, cash-trap and other covenant requirements under the refinanced loans. Under the March 28, 2025 refinancing, a Cash Management Agreement with Prime Finance (“Lender”) and Wells Fargo Bank, N.A. (“Cash Management Bank”) requires that all Hotel cash receipts be deposited into a lender-controlled account. This lockbox arrangement remains in effect as provided in the loan documents and related intercreditor arrangements. Funds are disbursed for approved operating expenses, debt service (including senior interest-only), and required reserves (insurance, real estate taxes, and furniture, fixtures and equipment) in accordance with lender-approved budgets. Excess cash, if any, is applied in accordance with the senior waterfall and intercreditor agreement, which may limit current-pay to the mezzanine lender or upstream distributions. These cash-management provisions apply only to the Hotel’s financing at Portsmouth’s subsidiaries; they do not restrict InterGroup’s non-Hotel properties.

F. InterGroup Real Estate Mortgages (Non-Hotel)

During the fiscal year ending June 30, 2025, InterGroup refinanced the mortgage on its 157-unit apartment located in Florence, Kentucky in the amount of $9,800,000. The term of the loan is approximately 10 years with an interest rate at 5.40%. The loan matures in January 2035. In May 2025 InterGroup amended the agreement on our St. Louis, Missouri property to new loan maturity of June 5, 2028. In May 2025 InterGroup made a principal reduction payment of $344,000.

During the fiscal year ending June 30, 2024, InterGroup obtained a second mortgage on its 358-unit apartment located in Las Colinas, Texas in the amount of $4,573,000. The term of the loan is approximately 7 years with interest rate at 7.60%.

These non-Hotel property mortgages are obligations of InterGroup (parent-level real estate portfolio) and are separate from, and not cross-defaulted with, the Hotel-level financing of Portsmouth’s subsidiaries.

Each mortgage notes payable is secured by real estate or the Hotel. As of June 30, 2025 and 2024, the mortgage notes payables are summarized as follows:

	As of June 30, 2025
	Number	Note	Note	Mortgage
Property	of Units	Origination Date	Maturity Date	Balance	Interest Rate

SF Hotel	544 rooms	March 2025	April 2027	$67,000,000	Variable at the greater of 7.65% or (Term SOFR + 4.75%) (a)

SF Hotel	544 rooms	March 2025	April 2027	36,300,000	7.25% fixed through 03/28/2027; 11.25 thereafter

		Mortgage notes payable – Hotel		103,300,000
		Debt issuance costs		(1,781,000)
		Total mortgage notes payable – Hotel		$101,519,000

Florence	157	December 2024	January 2035	$9,800,000	5.40%
Las Colinas	358	October 2021	November 2031	28,800,000	2.95%
Las Colinas	358	December 2023	November 2031	4,573,000	7.60%
Morris County	151	April 2020	May 2030	16,392,000	3.17%
St. Louis	264	May 2023	May 2028	4,950,000	8.60%
Los Angeles	4	July 2021	July 2051	1,064,000	3.50%
Los Angeles	2	July 2021	July 2051	644,000	3.50%
Los Angeles	1	June 2021	August 2051	847,000	3.50%
Los Angeles	31	October 2020	November 2030	7,907,000	2.52%
Los Angeles	30	June 2022	July 2052	5,558,000	4.40%
Los Angeles	14	January 2021	February 2031	2,522,000	3.05%
Los Angeles	12	June 2016	June 2026	1,863,000	3.59%
Los Angeles	9	June 2020	July 2030	2,326,000	3.09%
Los Angeles	9	November 2020	December 2030	1,803,000	3.05%
Los Angeles	8	July 2021	July 2051	1,469,000	3.50%
Los Angeles	7	August 2012	September 2042	715,000	3.75%
Los Angeles	4	June 2021	August 2051	1,064,000	3.50%
Los Angeles	1	June 2021	August 2051	511,000	3.50%
Los Angeles	4	July 2021	August 2051	766,000	3.50%
Los Angeles	1	September 2018	October 2048	886,000	3.50%
		Mortgage notes payable – real estate		94,460,000
		Debt issuance costs		(865,000)
		Total mortgage notes payable – real estate		$93,595,000

	As of June 30, 2024
	Number	Note	Note	Mortgage	Interest
Property	of Units	Origination Date	Maturity Date	Balance	Rate

SF Hotel	544 rooms	December 2013	January 2025	$76,962,000	5.28%
					plus 4% default rate
SF Hotel	544 rooms	July 2019	January 2025	24,500,000	7.25%
					plus default rate
		Mortgage notes payable – Hotel		101,462,000
		Debt issuance costs		(679,000)
		Total mortgage notes payable – Hotel		$100,783,000

Florence	157	March 2015	April 2025	$2,834,000	3.87%
Las Colinas	358	October 2021	November 2031	28,800,000	2.95%
Las Colinas	358	December 2023	November 2031	4,573,000	7.60%
Morris County	151	April 2020	May 2030	16,807,000	3.17%
St. Louis	264	May 2013	May 2025	5,355,000	8.60%
Los Angeles	4	July 2021	July 2051	1,088,000	3.50%
Los Angeles	2	July 2021	July 2051	659,000	3.50%
Los Angeles	1	June 2021	August 2051	867,000	3.50%
Los Angeles	31	October 2020	November 2030	8,102,000	2.52%
Los Angeles	30	June 2022	July 2052	5,662,000	4.40%
Los Angeles	14	January 2021	February 2031	2,585,000	3.05%
Los Angeles	12	June 2016	June 2026	1,919,000	3.59%
Los Angeles	9	June 2020	July 2030	2,386,000	3.09%
Los Angeles	9	November 2020	December 2030	1,848,000	3.05%
Los Angeles	8	July 2021	July 2051	1,503,000	3.50%
Los Angeles	7	August 2012	September 2042	733,000	3.75%
Los Angeles	4	June 2021	August 2051	1,088,000	3.50%
Los Angeles	1	June 2021	August 2051	523,000	3.50%
Los Angeles	4	July 2021	August 2051	783,000	3.50%
Los Angeles	1	September 2018	October 2048	910,000	3.50%
		Mortgage notes payable – real estate		89,025,000
		Debt issuance costs		(852,000)
		Total mortgage notes payable – real estate		$88,173,000

(a):	The Hotel senior loan includes an interest-rate floor (minimum 7.65%) and requires an interest-rate cap that caps Term SOFR at 4.50%; the mezzanine rate steps to 11.25% after 3/28/2027. Default-rate add-ons are +5% (senior) and +4% (mezzanine).

Future minimum payments for all mortgage notes payable are as follows:

For the year ending June 30,
2026	$1,229,000
2027	106,663,000
2028	6,588,000
2029	1,845,000
2030	16,032,000
Thereafter	65,403,000
$197,760,000

NOTE 11 – MANAGEMENT AGREEMENTS

Hotel Management

Operating entered into a hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, along with its five-level parking garage, with an effective date of February 3, 2017. The term of the management agreement is for an initial period of ten years commencing on February 3, 2017 and automatically renews for successive one (1) year periods, not to exceed five years in the aggregate, subject to certain conditions. Under the terms of the HMA, base management fee (“Basic Fee”) payable to Aimbridge equals one and seven-tenths percent (1.70%) of total Hotel revenue. In addition to the Basic Fee, Aimbridge may earn an annual incentive fee for each fiscal year equal to ten percent (10%) of the amount by which Gross Operating Profit (“GOP”, as defined in the HMA) in the current fiscal year exceeds the previous fiscal year’s GOP.

For the fiscal years ended June 30, 2025 and 2024, hotel management fees were $783,000 and $706,000, respectively with incentive fees of $0, for both years, offset by key money amortization of $250,000 for both years that is included in Hotel operating expenses in the consolidated statements of operations. Following discussions with Aimbridge regarding the impact of the COVID-19 pandemic on incentive fee eligibility, the parties agreed that no incentive fees were payable for fiscal years 2019 through 2023. Specifically, Aimbridge agreed to waive $1,030,134 in previously recorded incentive fees, and both parties established a performance threshold for future incentive fee eligibility of $15,257,301 in earnings before interest, taxes, depreciation, and amortization (“EBITDA”) representing the EBITDA in 2017 when Aimbridge began managing the Hotel. As a result, Operating recorded a reduction in Hotel operating expenses of $1,030,134 for the year ended June 30, 2025. Future incentive fees, if any, will be recognized when earned in accordance with the HMA. See also Note 9 – Other Financing Transactions for information of the key money arrangement and related amortization. Under the HMA, Aimbridge, through Kearny Street Parking, LLC, an indirect wholly owned subsidiary, manages the parking garage operations.

InterGroup Real Estate Portfolio Management

In contrast to the Hotel’s third-party HMA, InterGroup’s multifamily and commercial real estate portfolio is managed in-house. Property-level operations, leasing, maintenance, and capital planning are overseen by the Company personnel rather than an external property manager. This structure provides direct owner oversight and avoids third-party property management and asset management fees that would otherwise be incurred; related payroll and benefits are recorded within real estate operating expenses. With this approach, management has experienced enhanced responsiveness and cost control which are reflected in the consolidated operating statements.

NOTE 12 – CONCENTRATION OF CREDIT RISK

As of June 30, 2025 and 2024, receivables related to Hotel customers were $396,000 and $519,000, respectively. Credit extended to tenants at the Company’s rental properties is generally limited because leases do not extend beyond one year; if tenants become delinquent, the Company pursues remedies available under applicable landlord-tenant laws. However, as of June 30, 2025 and 2024 accounts receivable from the Company’s rental properties were $906,000 and $788,000, respectively and allowance for doubtful accounts was $772,000 and $653,000, respectively.

These elevated gross receivable balances primarily reflect the effects of temporary eviction moratoria implemented by federal, state, and local authorities beginning in the COVID-19 pandemic. During applicable moratorium periods, landlords were restricted from evicting tenants for certain non-payments of rent. In Los Angeles County, the County’s COVID-19 Tenant Protections expired on March 31, 2023. In the City of Los Angeles, COVID-19 rental debt that accrued from March 1, 2020 through September 30, 2021 was due by August 1, 2023, and rental debt that accrued from October 1, 2021 through January 31, 2023 was due by February 1, 2024. The Company continues to fully pursue collections and other remedies permitted by applicable laws and regulations in the jurisdictions where it operates.

Hotel trade receivables are primarily from group accounts and credit card processors; credit card transactions typically settle within a few days, which reduces concentration risk in Hotel receivables.

The Company maintains its cash and cash equivalents and restricted cash with various financial institutions that are monitored regularly for credit quality. At times, such cash and cash equivalents holdings may exceed the Federal Deposit Insurance Corporation (“FDIC”) or other federally insured limits. Any loss incurred from, or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. Additionally, certain cash and securities are held in brokerage accounts and may exceed Securities Investor Protection Corporation (“SIPC”) protection limits; while the Company monitors counterparty creditworthiness, such balances are subject to counterparty risk.

NOTE 13 – INCOME TAXES

The provision for the Company’s income tax (expense) benefit is comprised of the following:

For the years ended June 30,	2025	2024

Federal
Current tax benefit (expense)	$62,000	$(20,000)
Deferred tax (expense) benefit	(523,000)	206,000
	(461,000)	186,000

State
Current tax benefit (expense)	14,000	(100,000)
Deferred tax expense	(101,000)	(3,000)
	(87,000)	(103,000)

Income tax (expense) benefit	$(548,000)	$83,000

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:

For the years ended June 30,	2025	2024

Statutory federal tax rate	$1,469,000	$2,644,000
State income taxes, net of federal tax benefit	737,000	1,051,000
Dividend received deduction	12,000	24,000
Perm differences	(336,000)	(542,000)
Provision to return adjustment	105,000	(712,000)
Valuation allowance	(2,831,000)	(2,700,000)
Payable true up	182,000	320,000
State rate change impact	95,000	33,000
Other	19,000	(35,000)
	$(548,000)	$83,000

The components of the deferred tax asset and liabilities are as follows:

	June 30, 2025	June 30, 2024
Deferred tax assets:
Net operating loss carryforwards	$15,410,000	$14,512,000
Deferred gains on real estate sale and depreciation	9,620,000	14,259,000
Capital loss carryforwards	1,399,000	1,605,000
Accruals and reserves	881,000	808,000
Interest expense	6,385,000	5,157,000
Tax credits	256,000	603,000
State taxes	162,000	141,000
Intercompany interest	2,243,000	-
Other	-	110,000
Deferred Tax Asset before Valuation Allowance	36,356,000	37,195,000
Valuation Allowance	(39,314,000)	(36,484,000)
Deferred Tax Asset after Valuation Allowance	(2,958,000)	711,000
Deferred tax liabilities:
Deferred gains on real estate sale and depreciation	-	(4,654,000)
Unrealized gain on marketable securities	(30,000)	(291,000)
Intercompany interest	(1,887,000)	-
Other	(473,000)	(490,000)
Deferred Tax Liability	(2,390,000)	(5,435,000)
Net deferred tax liability	$(5,348,000)	$(4,724,000)

Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2025, it has been determined that it is more likely than not that the deferred tax asset will not be recognized. Thus, there is a valuation allowance of $39,314,000 as of June 30, 2025. This was an increase of $2,830,000 from June 30, 2024.

As of June 30, 2025, the Company had net operating loss carryforwards (“NOL”) available for carryforward of approximately $44,375,000 and $73,782,000 for federal and state purposes, respectively. Of the $43,375,000 federal NOL carryforwards, $14,707,000 expire in varying amounts through 2037 and $28,668,000 of post-2017 NOLs can be carried forward indefinitely. Note that the post-2017 NOLs may only offset 80% of future taxable income. The Company had capital loss carryforwards of $4,913,000 for federal and state purposes. The capital losses begin to expire in 2025 for both federal and state purposes. There are immaterial California state tax credits of $257,000 which expire in various years.

As of June 30, 2024, the Company had net operating loss carryforwards (“NOL”) available for carryforward of approximately $43,396,000 and $63,131,000 for federal and state purposes, respectively. Of the $43,396,000 federal NOL carryforwards, $14,707,000 expire in varying amounts through 2037 and $28,689,000 of post-2017 NOLs can be carried forward indefinitely. Note that the post-2017 NOLs may only offset 80% of future taxable income. The Company had capital loss carryforwards of $6,814,000 for federal and state purposes. The capital losses begin to expire in 2024 for both federal and state purposes. There are immaterial California state tax credits of $603,000 which expire in various years.

Below is the breakdown of the net operating losses for Intergroup and Portsmouth.

	Federal	State
InterGroup	$1,997,000	$4,405,000
Portsmouth	41,378,000	69,377,000
	$43,375,000	$73,782,000

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

As of June 30, 2025, tax years beginning in fiscal 2021 and 2020 remain open to examination by the federal and state tax jurisdictions, respectively, and are subject to the statute of limitations.

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

Unrecognized Tax Benefits at June 30, 2024	$1,665,000
Increase in tax positions taken	-
Decrease in tax positions taken	-
Unrecognized Tax Benefits at June 30, 2025	$1,665,000

As of June 30, 2025 and June 30, 2024, the Company had unrecognized tax benefits, which would affect the effective tax rate if recognized. The unrecognized tax benefit are not expected to reverse within the next 12 months. Interest and penalties related to income tax matters are classified as a component of income tax expense. As of June 30, 2025 and June 30, 2024, no interest and penalties were recorded.

NOTE 14 – SEGMENT INFORMATION

The Company operates in three reportable segments: (i) Hotel Operations (“the Hilton San Francisco District and its five-level parking garage), (ii) Real Estate Operations (the multifamily and commercial rental portfolio), and (iii) Investment Transactions (investment of cash in marketable securities and other investments). CODM is a group of senior executives who collectively use these segments to evaluate performance and allocates resources.

Segment results are evaluated using segment income (loss) from operations, which reflects revenues from external customers less segment operating expenses. This measure excludes interest expense, depreciation and amortization, gains/losses on extinguishment of debt, investment gains/losses, and income taxes, which are shown separately below. There are no intersegment revenues. “Other” consists primarily of unallocated corporate general and administrative costs and income taxes.

All long-lived assets and revenues are attributable to operations in the United States.

	Hotel	Real Estate	Investment
As of and for the year ended June 30, 2025	Operations	Operations	Transactions	Other	Total
Revenues	$46,363,000	$18,015,000	$-	$-	$64,378,000
Operating expenses	(31,593,000)	(4,158,000)	-	-	(35,751,000)
Utilities	(3,210,000)	(1,339,000)	-	-	(4,549,000)
Real estate taxes	(1,912,000)	(2,241,000)	-	-	(4,153,000)
Insurance	(916,000)	(1,812,000)	-	-	(2,728,000)
General and administrative	-	-	-	(2,930,000)	(2,930,000)
Segment income (loss) from operations	8,732,000	8,465,000	-	(2,930,000)	14,267,000
Interest expense - mortgages	(10,680,000)	(2,876,000)	-	-	(13,556,000)
Gain on extinguishment of debt	1,416,000	-	-	-	1,416,000

Depreciation and amortization expense	(3,634,000)	(2,990,000)	-	-	(6,624,000)
Loss from investments	-	-	(2,502,000)	-	(2,502,000)
Income tax benefit	-	-	-	(548,000)	(548,000)
Net (loss) income	$(4,166,000)	$2,599,000	$(2,502,000)	$(3,478,000)	$(7,547,000)
Total assets	$52,357,000	$45,253,000	$969,000	$5,522,000	$104,101,000

	Hotel	Real Estate	Investment
As of and for the year ended June 30, 2024	Operations	Operations	Transactions	Other	Total
Revenues	$41,886,000	$16,254,000	$-	$-	$58,140,000
Operating expenses	(30,363,000)	(4,154,000)	-	-	(34,517,000)
Utilities	(3,069,000)	(1,218,000)	-	-	(4,287,000)
Real estate taxes	(1,906,000)	(2,236,000)	-	-	(4,142,000)
Insurance	(801,000)	(2,228,000)	-	-	(3,029,000)
General and administrative	-	-	-	(4,391,000)	(4,391,000)
Segment income (loss) from operations	5,747,000	6,418,000	-	(4,391,000)	7,774,000
Interest expense - mortgage	(9,407,000)	(2,600,000)	-	-	(12,007,000)
Loss on extinguishment of debt	-	-	-	(453,000)	(453,000)
Depreciation and amortization expense	(3,494,000)	(2,826,000)	-	-	(6,320,000)
Loss from investments	-	-	(1,633,000)	-	(1,633,000)
Income tax benefit	-	-	-	83,000	83,000
Net (loss) income	$(7,154,000)	$992,000	$(1,633,000)	$(4,761,000)	$(12,556,000)
Total assets	$46,694,000	$47,542,000	$7,454,000	$6,121,000	$107,811,000

NOTE 15 – STOCK-BASED COMPENSATION PLANS

The Company currently has one equity compensation plan, which is the Intergroup 2010 Omnibus Employee Incentive Plan. The plan has been approved by the Company’s stockholders and is described below. Any outstanding options issued under the Key Employee Plan or the Non-Employee Director Plan remain effective in accordance with their terms.

As of June 30, 2025 and 2024, there were no RSUs outstanding.

The InterGroup Corporation 2010 Omnibus Employee Incentive Plan

On February 24, 2010, the shareholders of the Company approved The Intergroup Corporation 2010 Omnibus Employee Incentive Plan (the “2010 Incentive Plan”), which was formally adopted by the Board of Directors following the annual meeting of shareholders. The Company believes that such awards help align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on five (5) years of continuous service. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2010 Incentive Plan. The 2010 Incentive Plan, as modified in December 2013, authorizes a total of up to 400,000 shares of common stock to be issued as equity compensation to officers and employees of the Company in an amount and in a manner to be determined by the Compensation Committee in accordance with the terms of the 2010 Incentive Plan. The 2010 Incentive Plan authorizes the awards of several types of equity compensation including stock options, stock appreciation rights, performance awards and other stock-based compensation. The 2010 Incentive Plan had an original expiration date of February 23, 2020, if not terminated sooner by the Board of Directors upon recommendation of the Compensation Committee. Any awards issued under the 2010 Incentive Plan will expire under the terms of the grant agreement. As of June 30, 2025 and 2024, approximately 14,000 shares remained available for future grant under the 2010 Incentive Plan.

The shares of common stock to be issued under the 2010 Incentive Plan have been registered under the Securities Act, pursuant to a registration statement filed on Form S-8 by the Company on June 16, 2010. Once received, shares of common stock issued under the Plan will be freely transferable subject to any requirements of Section 16 (b) of the Exchange Act.

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30, which is 100% of the fair market value of the Company’s Common Stock as determined by reference to the closing price of the Company’s Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options had an original expiration date ten years from the date of grant, unless terminated earlier in accordance with the terms of the 2010 Incentive Plan. The options shall be subject to both time and market-based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. Consistent with stockholder-approved plan amendments in 2020 permitting extended terms, these options were extended to March 16, 2026. As of June 30, 2025, all market-vesting conditions had been satisfied.

On December 28, 2019, the Compensation Committee of the Board of Directors recommended, and the Board approved, amendments to the 2010 Incentive Plan which amend Section 1.3 to extend the term from ten years to twenty years, and Section 6.4 to change “tenth (10th) anniversary date” to “twentieth (20th) anniversary date”. This increased the term of the 2010 Incentive Plan to twenty years (expiring in February 2030 instead of February 2020) and also permits the existence of options with a term longer than ten years. The purpose of the amendment to the term is to extend its existence as our only incentive plan. The purpose of amendment of the allowable term of options is so that the Board may extend the term of the 100,000 options granted to John Winfield on March 16, 2010 from ten years to sixteen years so that these options will terminate on March 16, 2026 instead of on March 16, 2020, in recognition of Mr. Winfield’s contributions to and leadership of our Company. The recommended amendments were approved by shareholders on February 25, 2020.

In February 2012, the Compensation Committee awarded 90,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 90,000 shares of common stock. The per share exercise price of the options is $19.77 which is the fair value of the Company’s Common Stock as reported on NASDAQ on February 28, 2012. The options expire ten years from the date of grant. The options are subject to both time and market-based vesting requirements, each of which must be satisfied before the options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 18,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 18,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($19.77) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. On January 21, 2022, Mr. Winfield exercised 90,000 of his vested stock options by surrendering 35,094 shares of the Company’s common stock at fair value as payment of the exercise price, resulting in a net issuance to him of 54,906 shares. No additional compensation expense was recorded related to the issuance. This intrinsic value of the cashless exercise of 54,906 stock options was approximately $2,784,000 at January 21, 2022 when the Company’s common stock closing price was $50.70.

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

In March 2017, the Compensation Committee awarded 18,000 stock options to the Company’s Chief Operating Officer, David C. Gonzalez, to purchase up to 18,000 shares of common stock. The per share exercise price of the options is $27.30 which is the fair value of the Company’s Common Stock as reported on the NASDAQ Capital Market on March 2, 2017. The options expire ten years from the date of grant. Pursuant to the time vesting requirements, the options vest over a period of five years, with 3,600 options vesting upon each one-year anniversary of the date of grant. All 18,000 shares were vested as of June 30, 2025.

On October 13, 2023, the Compensation Committee awarded 18,000 stock options to the Company’s Chief Operating Officer David C. Gonzalez, to purchase up to 18,000 shares of common stock. The exercise price of the options is $28.90 which was the fair market value of the Company’s Common Stock as reported on the NASDAQ Capital Market at the close on October 12, 2023. The options expire ten years from the date of grant. Pursuant to the time vesting requirements, the options vest over a period of three years, with 6,000 options vesting upon each on year anniversary of the date of grant.

On December 21, 2023, the Company extended the expiration date of the 133,195 stock options originally issued to John V. Winfield, CEO on December 26, 2013 with an exercise price of $18.65. The original expiration date was December 26, 2023 and is extended to December 26, 2029. As a result of extending Mr. Winfield’s options, the Company recorded stock option compensation cost of $1,175,000 in December 2023. The fair value of the modification was estimated using the Black Scholes pricing model, which takes into account immediately before and after the modification date the exercise price $18.65 per share and expected life of the stock option of 0.01 and 6 years, the market price of the underlying stock on modification date and its expected volatility 72% (pre-modification) and 50% (post-modification), expected dividends 0% on the stock and the risk free interest rate 0.9% (pre-modification) and 4.65% (post-modification) for the expected term of the stock option.

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

During the years ended June 30, 2025 and 2024, the Company recorded stock option compensation expense of $105,000 and $1,309,000, respectively, related to stock option compensation cost.

The following tables summarize stock option activity for the year ended June 30, 2024 and 2025:

			Weighted Average	Weighted Average	Aggregate
		Number of Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at	July 1, 2023	251,195	$15.95	1.60 years	$4,957,000
Granted		18,000	28.90	9.54 years	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2024	269,195	$16.81	4.15 years	$1,187,000
Exercisable at	June 30, 2024	251,195	$15.95	4.45 years	$1,187,000
Vested and expected to vest at	June 30, 2024	269,195	$16.81	4.15 years	$1,187,000
Outstanding at	July 1, 2024	269,195	$16.81	4.15 years	$1,187,000
Granted		-	-	-	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2025	269,195	$16.81	3.15 years	$125,000
Exercisable at	June 30, 2025	257,195	$15.57	3.30 years	$125,000
Vested and expected to vest at	June 30, 2025	269,195	$16.81	3.15 years	$125,000

Aggregate Intrinsic Value represents the amount by which the market price of the Company’s common stock exceeded the exercise price of in-the-money options at period end.

Unrecognized compensation cost related to unvested stock options outstanding at June 30, 2025 was not material and is expected to be recognized over a weighted-average period of approximately 2.0 years. Cash received from options exercises was $0 for each of the fiscal years ended June 30, 205 and 2024. The total intrinsic value of options exercised was $0 for each of the fiscal years ended June 30, 2025 and 2024. Weighted-average grant-date fair value of options granted was not applicable for 2025 (no grants) and not material for 2024. As of June 30, 2025 and 2024, approximately 14,000 shares remained available for future grant under the 2010 Incentive Plan.

NOTE 16 – RELATED PARTY TRANSACTIONS

As discussed in Note 9 – Other Financing Transactions, on July 2, 2014, InterGroup, as lender, established an unsecured revolving loan facility to its then-consolidated subsidiary, Justice Investors L.P. (the “Partnership”), with an initial principal capacity of $4,250,000, bearing a fixed annual interest rate of 12%, with no monthly principal or interest payments required prior to maturity. InterGroup also earned a loan fee equal to 3% of the original commitment. The facility was prepayable at any time without penalty and was subsequently extended through July 31, 2023.

On December 16, 2020, InterGroup and the Partnership executed a loan modification increasing the maximum borrowing capacity, as needed, to $10,000,000. Subsequently, on December 31, 2021, following the dissolution of the Partnership, Portsmouth Square, Inc. (“Portsmouth”), InterGroup’s majority-owned subsidiary and successor obligor, entered into a modification that (i) transferred the outstanding obligation to Portsmouth following the Partnership’s dissolution on December 23, 2021 (then $11,350,000) and (ii) increased Portsmouth’s borrowing limit to $16,000,000.

In July 2023, the loan’s maturity date was extended to July 31, 2025, and the available borrowing capacity was increased to $20,000,000. In connection with this increase, Portsmouth agreed to pay InterGroup 0.5% loan modification fee applicable to the additional $10,000,000.

In March 2024, InterGroup and Portsmouth raised the available borrowing limit to $30,000,000, subject to an additional 0.5% modification fee applicable to the $10,000,000 increase.

In March 2025, InterGroup further increased the commitment to $40,000,000 and extended the maturity to July 31, 2027. In May 2025, InterGroup reduced the facility’s fixed interest rate from 12% to 9%. The facility remains unsecured, interest-only, prepayable at any time without penalty, with principal and accrued interest due at maturity.

During the fiscal years ended June 30, 2025, and 2024, InterGroup advanced $11,615,000 and $10,793,000, respectively, to Portsmouth (principally to support Hotel refinancing). As of June 30, 2025, and 2024, amounts due to InterGroup from Portsmouth under the facility totaled $38,108,000 and $26,493,000, respectively. As of June 30, 2025, Portsmouth had not made any principal repayments.

InterGroup consolidates Portsmouth, the intercompany note receivable (InterGroup) and intercompany note payable (Portsmouth), together with related intercompany interest income/expense, are eliminated in consolidation. The terms are disclosed for transparency regarding related-party arrangements. InterGroup’s Audit Committee and Board of Directors reviewed and approved the related party loan agreements in accordance with its related party transaction policy.

Certain shared costs and expenses - primarily administrative expenses, rent and insurance - are allocated between InterGroup and Portsmouth based on management’s estimate of relative utilization. For the years ended June 30, 2025 and 2024, these expenses were approximately $144,000 for each year. Those fees are eliminated in consolidation.

As of June 30, 2025, InterGroup owns approximately 75.9% of the outstanding common shares of Portsmouth. As of June 30, 2024, the Company’s President, Chairman of the Board and Chief Executive Officer, John V. Winfield, owns approximately 2.5% of the outstanding common shares of Portsmouth. Mr. Winfield also serves as the Chairman of the Board and Chief Executive Officer of Portsmouth.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Board of Portsmouth and oversees the investment activity of Portsmouth. Depending on certain market conditions and various risk factors, the Chief Executive Officer and/or Portsmouth may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of Portsmouth, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company. Parallel investments are subject to InterGroup’s related-party policies and applicable SEC disclosure requirements.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Cash Management Agreement

In connection with the March 28, 2025 refinancing of the Hotel’s senior mortgage, Justice Operating Company, LLC (“Operating”) entered into a Cash Management Agreement with Prime Finance (lender) and Wells Fargo Bank, N.A. (cash management bank). Under this agreement, all Hotel receipts are deposited into a lender-controlled lockbox pursuant to a deposit account control agreement and swept to a cash management account maintained for the benefit of the lender. The cash management bank maintains subaccounts (including debt service, property tax, insurance, capital expenditure/FF&E, PIP, carry reserve, cash collateral, casualty/condemnation and security deposit subaccounts). On each monthly payment date, funds are applied in a set priority: (i) tax reserve, (ii) insurance reserve, (iii) bank fees, (iv) amounts due under the senior loan (interest and any other amounts due thereunder), (v) capital expenditure/FF&E reserve, (vi) approved operating expenses and custodial funds, and (vii) all remaining “available cash” to the carry reserve during the initial cash-management period or, thereafter, to the cash collateral subaccount, all in accordance with the loan documents. The account must maintain a minimum balance of $5,000. While no event of default exists, interest on balances (other than tax and insurance subaccounts) accrues to Operating; upon an event of default, the lender may direct application of all funds in any order to the debt. The agreement contains customary subordination of bank set-off rights, indemnities, New York governing-law and jury-trial-waiver provisions. See also Note 10—Mortgage Notes Payable. The Cash Management Agreement referenced above is incorporated by reference to the Annual Report of Form 10-K of Portsmouth Square, Inc. for the fiscal year ended June 30, 2025 (see Item 15(a)(3) – Exhibits).

Franchise Agreements

Justice Investors Limited Partnership (now dissolved) entered into a Franchise License Agreement with HLT Existing Franchise Holding LLC (“Hilton”) on December 10, 2004. The agreement provided an initial 15-year term from the Hotel’s conversion to the Hilton brand and included an option to extend, subject to conditions. On June 26, 2015, Operating and Hilton executed an amended franchise agreement that, among other things, extended the franchise term through January 31, 2030 and provided key-money incentives, subject to the applicable terms.

Since the opening of the Hotel as a full brand Hilton in January 2006, it has incurred monthly royalties, marketing/program fees, and information-technology charges equal to a percentage of the Hotel’s gross room revenue. Fees for such services during fiscal year 2025 and 2024 totaled approximately $3,529,000 and $2,967,000, respectively, and are included in Hotel operating expenses.

Employees

The Company’s corporate office and multifamily operations had 30 employees as of June 30, 2025 and the Hotel operations had 187 employees as of June 30, 2025. On February 3, 2017, Aimbridge assumed all labor union agreements as agent for the Hotel under the management agreement; Operating provides all funding for all payroll and related costs. As of June 30, 2025, approximately 90% of Hotel employees were represented by one of three labor unions, and their terms of employment were determined under various collective bargaining agreements (“CBAs”) to which Aimbridge is a party as agent for the Hotel. CBA for Local 2 (Hotel and Restaurant Employees) expires August 13, 2028. CBA for Local 856 (International Brotherhood of Teamsters) expires December 31, 2028. CBA for Local 39 (Stationary Engineers) expires July 2030.

Negotiation of collective bargaining agreements, which includes not just terms and conditions of employment, but scope and coverage of employees, is a regular and expected course of business operations for Portsmouth and Aimbridge. Portsmouth anticipates that CBA terms will affect wage and benefits, operating expenses, and certain Hotel operations over the life of each CBA and reflects there factors in operating and budgeting processes.

Legal Matters

Portsmouth, through Operating, owns the real property located at 750 Kearny Street, San Francisco, which is improved with the Hotel and five-level parking garage.. The Property was purchased and improved pursuant to the terms of a series of agreements with the City and County of San Francisco (the “City”) in the early 1970’s. The terms of the agreements and subsequent approvals and permits included a condition by which the owner was required to construct an ornamental overhead pedestrian bridge across Kearny Street, connecting the Property to a nearby City park and underground parking garage known as Portsmouth Square (the “Bridge”). Included in the approval process was the City’s issuance of a Major Encroachment Permit (“Permit”) allowing the Bridge to span over Kearny Street. As of May 24, 2022, the City purported to revoke the Permit and on June 13, 2022, directed Operating to submit a general bridge removal and restoration plan (the “Plan”) at owner’s expense. Portsmouth and Operating dispute the legality of the purported revocation of the Permit. They further dispute the existence of any legal or contractual obligation to remove the Bridge at owner’s expense. In particular, representatives from the owner participated in meetings with the City on and at various times after August 1, 2019, to discuss a collaborative process for the possible removal of the Bridge. Until the purported revocation of the Permit in 2022, the City representatives repeatedly and consistently promised and agreed that the City would pay for the associated costs of any Bridge removal and restoration of the front of the Hotel’s back to its current condition. Nevertheless, without waiving any rights, in an effort to understand all of the available options, and to provide a response to the City’s directives, Operating has engaged a Project Manager, a structural engineering firm and an architect to advise on the development of a Plan for the Bridge removal, as well as the reconstruction of the front of the Hilton Hotel. Operating has been working cooperatively with the City on the process of the removal of the Bridge and its related physical encroachments, including obtaining regulatory approvals and permits. Discussions are ongoing with the City regarding both the process and financial responsibility for the implementation of the Plan and reconstruction of the portions impacted of the Hotel. Those discussions are expected to continue at least through the third calendar quarter of 2025. A final Plan is currently expected to be completed and submitted for approval in late 2025; permits for demolition are unlikely to be obtained before early 2026, with demolition not anticipated before March 2026 at the earliest.

At this time, the Company cannot reasonably estimate the probability or amount of any loss, contribution, or recovery related to this matter; accordingly, no accrual has been recorded under ASC 450. From time to time, InterGroup and its subsidiaries may be involved in legal proceedings arising in the ordinary course of business. Management intends to defend such matters vigorously. Based on information currently available, management does not believe the ultimate resolution of such matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 18— ASSETS HELD FOR SALE

On February 24, 2025, the Company executed a listing agreement to market for sale a 12-unit multifamily property located in Los Angeles County, California (10,600 square feet; acquired July 30, 1999). Active marketing commenced in April 2025. Management committed to a plan to sell the property, is available for immediate sale in its present condition, it is being actively marketed at a price commensurate with current market conditions, and a sale is considered probable within one year.

Accordingly, the Company concluded that the criteria in ASC 360-10-45-9 were met in the fourth quarter of fiscal 2025 and classified the asset as “Assets held for sale” as of June 30, 2025. Upon classification, the asset was measured at the carrying amount. No impairment charge was recognized in connection with the classification upon classification, as the carrying amount did not exceed its estimated fair value less costs to sell. Property taxes for the year ended June 30, 2025 were approximately $25,000.

The related mortgage (outstanding balance $1,863,000 at 3.59% fixed; maturity June 23, 2026) will be settled at closing and is not included in liabilities held for sale; it continues to be presented within mortgage notes payable.

Assets held for sale totaled $1,029,000 at June 30, 2025. (Amount reflects the carrying value of the Los Angeles 12-unit property at the date of classification April 2025.)

June 30, 2025
Cash	$8,000
Restricted cash	45,000
Accounts receivable	4,000
Investment in real estate	963,000
Other assets	9,000
Total assets held for sale	$1,029,000

Management will continue to evaluate facts and circumstances each reporting period and will recognize any loss if the carrying value exceeds fair value less cost to sell.

NOTE 19 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that the accompanying financial statements were issued, and has determined that no other material subsequent events that require adjustment to or disclosure in the financial statements exist through the date of this filing, except as disclosed below.

Regaining Nasdaq Listing Compliance

On September 17, 2025, the Company received confirmation from Nasdaq that the Company has regained compliance with Listing Rule 5550(b)(2). Nasdaq’s notice stated that, as of September 15, 2025, the Company had demonstrated 11 consecutive business days with a market value of listed securities above $35 million, thereby satisfying the requirement. As a result, the Panel granted the Company’s request for continued listing, and the matter is now closed.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property. Another major aspect incudes the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses. The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent.  Less favorable business provisions include limitations on tax deductions for charitable contributions.

The Company is currently assessing the potential impact of this legislation on its future financial position, results of operations, and cash flows. In accordance with U.S. GAAP, the effects will be recognized in the period of enactment. Other than the matters described above, the Company did not identify any subsequent events requiring recognition or additional disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in the Company’s independent registered public accounting firm and no disagreements with the auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the fiscal years ended June 30, 2025 and 2024, and through the date of this Annual Report. In addition, there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K during those periods.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2025, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that controls over the identification, interpretation, and accounting for certain non-routine, complex stock-based compensation matters (including option modification and related valuation/modeling inputs) were not effectively designed or maintained. In light of this material weakness, we performed additional analyses and procedures deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, the Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company,

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and directors, and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in the Company’s consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of June 30, 2025 due to material weakness described above.

As a smaller reporting company, we are not required to include, and this Annual Report does not contain, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended June 30, 2025, we began implementing the remediation activities described above (policy updates, enhanced review controls, and use of specialists). Other than these actions, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The remediation activities have not yet been fully implemented or operated for a sufficient period for management to conclude they are effective.

Item 9B. Other Information.

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case as those terms are defined in Item 408(a) of Regulation S-K.

Insider Trading Policy. The Company maintains a written Insider Trading Policy applicable to directors, officers, employees, and certain consultants, which includes provisions governing the use of Rule 10b5-1 trading arrangements and pre-clearance of transactions. No waivers of the policy were granted during fiscal 2025. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K pursuant to Item 601(b)(19) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

During the periods covered by this report, the Company was not identified by the SEC as a “Commission-Identified Issuer” under the Holding Foreign Companies Accountable Act. Our independent registered public accounting firm is registered with the PCAOB and, to the Company’s knowledge, the PCAOB is not prevented from inspecting or investigating our auditor completely by any foreign jurisdiction.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2025:

Name	Position with the Company	Age	Term to Expire
Class A Directors:

John V. Winfield (4)	Chairman of the Board; President and Chief Executive Officer	78	Fiscal 2027 Annual Meeting

Steve H. Grunwald (3) (5)	Director	43	Fiscal 2027 Annual Meeting

Class B Directors:

Yvonne L. Murphy (1) (2) (4)	Director	68	Fiscal 2025 Annual Meeting

William J. Nance (2) (3) (4)	Director	81	Fiscal 2025 Annual Meeting

Class C Director:

John C. Love (1) (2) (3)	Director	85	Fiscal 2026 Annual Meeting

Executive Officers:

David C. Gonzalez (4)	Chief Operating Officer, Advisor of Executive Strategic Real Estate and Securities Investment Committee, and President of Portsmouth	58	N/A

Jolie Kahn	Secretary	60	N/A

Ann Marie Blair	Treasurer, Controller (Principal Financial Officer)	38	N/A

(1)	Member of the Nominating Committee
(2)	Member of the Compensation Committee
(3)	Member of the Audit Committee
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

Steve H. Grunwald — Mr. Grunwald joined the Board in October 2022. He has over 15 years’ hospitality operations experience, including management of multiple hotel openings, renovations, and operations in Brussels. He holds a bachelor’s degree from Brussels Business Institute’s College of Hospitality and Tourism Management. His extensive hospitality industry experience supports his directorship. He has been a Director of Portsmouth since December 2022.

Yvonne L. Murphy — Ms. Murphy was elected to the Board of InterGroup in February 2014 and to the Board of Portsmouth, a subsidiary of the Company, in February 2019. She previously took the place of Director Babin upon his passing in October 2022. Ms. Murphy has impressive experiences in corporate management, legal research, and legislative lobbying for over 30 years. She was a member of Governor Kenny C. Guinn’s executive staff in Nevada, and was employed for years by the prestigious Jones Vargas law firm in Reno, Nevada. She served in nine legislative sessions during the most challenging years in Nevada’s history. Prior to starting her own lobbying firm, Ms. Murphy worked for RR Partners in its corporate office in Las Vegas, Nevada and in the Government Affairs Division in Reno. She has a Doctorate and a Master’s in Business Administration from the California Pacific University. Ms. Murphy’s impressive experience in corporate management, legal research and legislative lobbying led to the Board’s conclusion that she should serve as a director of the Company.

William J. Nance — Mr. Nance is a Certified Public Accountant and private consultant to the real estate and banking industries. Mr. Nance was first elected to the Board in 1984. He served as the Company’s Chief Financial Officer from 1987 to 1990 and as Treasurer from 1987 to June 2002. Mr. Nance is also a Director of Portsmouth. He previously served as a director of Santa Fe until its liquidation in 2021. Mr. Nance also serves as a director of Comstock Mining, Inc. Mr. Nance’s extensive experience as a CPA and in numerous phases of the real estate industry, his business and management experience gained in running his own businesses, his service as a director and audit committee member for other public companies and his knowledge and understanding of finance and financial reporting, led to the Board’s conclusion that he should serve as a director of the Company.

John C. Love — Mr. Love was appointed to the Board in 1998. Mr. Love is an international hospitality and tourism consultant and a retired partner of Pannell Kerr Forste. For the last 30 years, he has been a lecturer in hospitality industry management control systems and competition & strategy at Golden Gate University and San Francisco State University. He is Chairman Emeritus of the Board of Trustees of Golden Gate University and the Executive Secretary of the Hotel and Restaurant Foundation, and is also a Director of Portsmouth. Mr. Love’s hospitality and financial expertise support his service as a director.

David C. Gonzalez — Mr. Gonzalez was appointed Chief Operating Officer of the Company on May 31, 2023 and previously served as Vice President, Real Estate (since 2001), and in other roles since 1989, including Controller and Director of Real Estate. He was appointed advisor of the Executive Strategic Real Estate and Securities Investment Committee for InterGroup and Portsmouth in February 2020 and was elected President of Portsmouth effective May 24, 2021.

Ann Marie Blair – Ms. Blair was appointed as Treasurer and Controller (Principal Financial Officer) on July 6, 2023 and serves in similar roles for Portsmouth. She was previously a CFO in the advertising technology industry and holds a BS in Accounting and an MBA from Cumberland University. Her background includes audit experience focused on financial institutions and expertise in financial reporting standards, risk management, and regulatory compliance.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors, and each beneficial owner of more than ten percent of the Company’s Common Stock, to file reports of ownership and changes in ownership with the SEC, and to furnish the Company with copies of all such forms.

Based solely on review of Forms 3 and 4 and amendments thereto furnished to the Company, and written representations from certain reporting persons that no Forms 5 were required, the Company believes all filing requirements for fiscal 2025 were met.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its executive officers, including its principal executive and financial officers as well as its Board of Directors. A copy is filed as Exhibit 14 to this Report, posted on the Company’s website at www.intgla.com, and available without charge upon request to: The InterGroup Corporation, Attn: Treasurer, 1516 S. Bundy Drive, Suite 200, Los Angeles, California 90025. The Company will promptly disclose any amendments or waivers on Form 8-K.

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

Nominating Committee

The Company’s Nominating Committee is comprised of two “independent” directors: Directors Love and Murphy as independence is defined by the applicable rules of the SEC and NASDAQ. The Company has not established a charter for the Nominating Committee, and the Committee has no policy with regard to consideration of any director candidates recommended by security holders. As a smaller reporting company whose directors own in excess of sixty percent of the voting shares of the Company, InterGroup has not deemed it appropriate to institute such a policy. There have not been any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Audit Committee and Audit Committee Financial Expert

The Company is a Smaller Reporting Company under SEC rules and regulations. The Company’s Audit Committee is currently comprised of three members: Directors Nance (Chairperson), Grundwald and Love, each of whom meets the independence requirements of the SEC and NASDAQ as modified or supplemented from time to time. The Company’s Board of Directors has determined that Directors Nance and Love also meet the Audit Committee Financial Expert requirement as defined by the SEC based on their qualifications and business experience discussed above in this Item 10.

Compensation Committee

The Company’s Compensation Committee (the “Compensation Committee”) is comprised of three “independent” members of the Board of Directors as independence is defined by the applicable rules of the SEC and NASDAQ. The Compensation Committee is comprised of Directors Nance (Chairperson), Love, and Muphy. The Company has not established a charter for the Compensation Committee. The Compensation Committee reviews and recommends to the Board of Directors the compensation for the Company’s Chief Executive Officer and other executive officers, including equity or performance-based compensation and plans. The Compensation Committee seeks to design and set compensation to attract and retain highly qualified executive officers and to align their interests with those of long-term owners of the Company. The Compensation Committee may also make recommendations to the Board of Directors as to the amount and form of director compensation. The Compensation Committee has not engaged any compensation consultants in determining the amount or form of executive of director compensation but does review and monitor published compensation surveys and studies. The Compensation Committee may delegate to the Company’s Chief Executive Officer the authority to determine the compensation of certain executive officers. The Compensation Committee also oversees the Company’s 2010 Incentive Plan.

Item 11. Executive Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and other named executive officers whose total compensation exceeded $100,000 for all services rendered to the Company and its subsidiaries for each of the Company’s last two completed fiscal years ended June 30, 2025 and 2024. There was no non-equity incentive plan compensation or nonqualified deferred compensation earnings. There are currently no employment contracts with the executive officers.

SUMMARY COMPENSATION TABLE

Name and Position	Fiscal Year	Salary		Option Awards		Bonus	Other Compensation		Total

John V. Winfield	2025	$838,000	(1)	$-		$-	$59,000	(2)	$897,000	(3)
Chairman, President and	2024	$838,000	(1)	$1,175,000	(5)	$-	$59,000	(2)	$2,072,000	(3)
Chief Executive Officer

David C. Gonzalez	2025	$444,000		$-		$-	$-		$444,000	(4)
Chief Operating Officer	2024	$444,000		$-		$-	$-		$444,000	(4)

Ann Marie Blair	2025	$175,000		$-		$6,000	$-		$181,000	(3)
Treasurer and Controller	2024	$175,000		$-		$3,000	$-		$178,000	(3)
(Principal Financial Officer)

(1)	Mr. Winfield also serves as Chairman of the Board of Portsmouth. During fiscal year 2025, $433,000 of the salary amount shown was paid by Portsmouth. The amounts include director’s fees totaling $6,000 and $6,000 for the fiscal years 2025 and 2024, respectively.

(2)	Represents a portion of the salary of an assistant to Mr. Winfield.

(3)	Compensation is allocated approximately 50% to the Company and 50% to Portsmouth.

(4)	Mr. Gonzalez also serves as the President of Portsmouth. Compensation is allocated 67% to the Company and 33% to Portsmouth.

(5)	For fiscal 2024, reflects the incremental grant-date fair value recognized under ASC 718 related to the modification (term extension) of Mr. Winfield’s outstanding stock options approved December 21, 2023 (see Note 15). As required by Item 402 of Regulation S-K, the amount shown represents the aggregate grant-date fair value of the modification computed in accordance with ASC 718.

No perquisites exceeded the disclosure thresholds other than those identified in footnote (2). There were no non-equity incentive plan awards, pension benefits, or nonqualified deferred compensation for the periods presented.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2025

The following table sets forth information concerning option awards (there were no stock awards outstanding) for each named executive officer as of June 30, 2025.

	Option Awards
	Number of		Number of
	securities		securities
	underlying		underlying
	unexercised		unexercised		Option	Option
	options (#)		options (#)		exercise	expiration
Name	exercisable		Un-exercisable		price $	date

John V. Winfield	100,000	(1)	-		$10.30	3/16/26
John V. Winfield	133,195	(2)	-		$18.65	12/26/29
David C. Gonzalez	18,000	(3)	-		$27.30	3/2/27
David C. Gonzalez	6,000	(4)	12,000	(4)	$28.90	10/13/33

(1)	Options granted March 16, 2010 under the 2010 Incentive Plan, subject to both time- and market-based vesting. Time vesting: 20,000 options on each anniversary over five years. Market vesting: increments of 20,000 upon each $2.00 increase over the $10.30 exercise price sustained for at least ten trading days during any quarter. As of June 30, 2025, all vesting conditions were satisfied.

(2)	Options granted December 26, 2013 under the 2010 Incentive Plan; non-qualified portion of 133,195 shares originally expiring December 26, 2023; expiration extended to December 26, 2029 as approved December 21, 2023 (see Note 15). Options vest 20% annually beginning on the first anniversary of grant. The separate 26,805 incentive stock options were exercised in 2018.

(3)	Options granted March 2, 2017; vest 3,600 shares annually over five years.

(4)	Options granted October 13, 2023; vest 6,000 shares annually over three years (6,000 exercisable; 12,000 unexercisable at June 30, 2025).

Internal Revenue Code Limitations

Section 162(m) of the Internal Revenue Code generally limits the deductibility of compensation paid by a publicly held corporation to each “covered employee” to $1,000,000 per taxable year. As amended by the Tax Cuts and Jobs Act and subsequent guidance, the definition of covered employees includes the principal executive officer, principal financial officer, the three other most highly compensated executive officers, and anyone who was a covered employee for any taxable year beginning after December 31, 2016. The prior exception for “performance-based compensation” no longer applies (other than certain grandfathered arrangements).

Because InterGroup and Portsmouth are each separate publicly held corporations, the Section 162(m) limit applies separately to compensation paid by each entity to its own covered employees. For fiscal years 2025 and 2024, InterGroup did not incur a deduction disallowance under Section 162(m) based on compensation paid by InterGroup to its covered employees. Compensation paid by Portsmouth is evaluated separately by Portsmouth.

EQUITY COMPENSATION PLANS

The Company currently maintains one equity compensation plan, which was approved by its stockholders. Outstanding awards granted under prior equity compensation plans, if any, remain in effect in accordance with their terms.

The Company’s equity plans are intended to align the interests of directors, officers, and key employees with those of stockholders, support retention and recruitment, and encourage long-term value creation through stock ownership.

The InterGroup Corporation 2010 Omnibus Employee Incentive Plan

On February 24, 2010, the shareholders of the Company approved The InterGroup Corporation 2010 Omnibus Employee Incentive Plan (the “2010 Incentive Plan”), which the Board adopted following the annual meeting. As modified in December 2013, the plan authorizes up to 400,000 shares of common stock for awards approved by the Compensation Committee, including stock options, stock appreciation rights, performance awards, and other stock-based compensation. In December 2019, amendments approved by the Board and stockholders extended the plan term to twenty years (through February 2030) and permit option terms of up to twenty years. Awards continue to be governed by their grant agreements. As of June 30, 2025 and 2024, approximately 14,000 shares remained available for future grant under the 2010 Incentive Plan.

The shares of common stock to be issued under the 2010 Incentive Plan are registered under the Securities Act, pursuant to a registration statement filed on Form S-8 by the Company on June 16, 2010. Once issued, such shares will be freely transferable subject to any requirements of Section 16(b) of the Exchange Act.

On March 16, 2010, the Compensation Committee authorized the grant of 100,000 stock options to the Company’s Chairman, President and Chief Executive, John V. Winfield to purchase up to 100,000 shares of the Company’s common stock pursuant to the 2010 Incentive Plan. The exercise price of the options is $10.30, which is 100% of the fair market value of the Company’s Common Stock as determined by reference to the closing price of the Company’s Common Stock as reported on the NASDAQ Capital Market on March 16, 2010, the date of grant. The options have an original expiration date ten years from the date of grant, unless terminated earlier in accordance with the terms of the 2010 Incentive Plan. The options are subject to both time and market-based vesting requirements, each of which must be satisfied before options are fully vested and eligible to be exercised. Pursuant to the time vesting requirements, the options vest over a period of five years, with 20,000 options vesting upon each one-year anniversary of the date of grant. Pursuant to the market vesting requirements, the options vest in increments of 20,000 shares upon each increase of $2.00 or more in the market price of the Company’s common stock above the exercise price ($10.30) of the options. To satisfy this requirement, the common stock must trade at that increased level for a period of at least ten trading days during any one quarter. As of June 30, 2025, all vesting conditions have been satisfied and the options expire March 16, 2026.

On December 28, 2019, the Compensation Committee of the Board of Directors recommended to the Board amendments to the 2010 Incentive Plan which would amend Section 1.3 to extend the term from ten years to sixteen years, and Section 6.4 to change “tenth (10th) anniversary date” to “twentieth (20th) anniversary date”. These amendments increased the term of the 2010 Incentive Plan to twenty years (expiring in February 2030 instead of February 2020) and also permitted options with a term longer than ten years. These amendments, among things, enabled extension of the 2010 Winfield option to March 16, 2026. The recommended amendments were approved by shareholders on February 25, 2020.

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

On December 26, 2013, the Compensation Committee authorized, subject to shareholder approval, a grant of non-qualified and incentive stock options for an aggregate of 160,000 shares (the “Option Grant”) to the Company’s President and Chief Executive Officer, John V. Winfield. The stock option grant was approved by shareholders on February 19, 2014. The grant of stock options was made pursuant to, and consistent with, the 2010 Incentive Plan, as proposed to be amended. The non-qualified stock options are for 133,195 shares and have a term of ten years, expiring on December 26, 2023, with an exercise price of $18.65 per share. The incentive stock options are for 26,805 shares and have a term of five years, expiring on December 26, 2018, with an exercise price of $20.52 per share. In accordance with the terms of the 2010 Incentive Plan, the exercise prices were based on 100% and 110%, respectively, of the fair market value of the Company’s common stock as determined by reference to the closing price of the Company’s common stock as reported on the NASDAQ Capital Market on the date of grant. The stock options are subject to time vesting requirements, with 20% of the options vesting annually commencing on the first anniversary of the grant date. In December 2018, Mr. Winfield exercised the 26,805 vested incentive stock options by surrendering 17,439 shares of the Company’s common stock at fair value as payment of the exercise price, resulting in a net issuance to him of 9,366 shares. On December 21, 2023, the Company extended the expiration date of the 133,195 non-qualified options from December 26, 2023 to December 26, 2029; the modification resulted in $1,175,000 of incremental stock-based compensation expense in fiscal 2024 (valued using Black-Scholes with then-current inputs).

In March 2017, the Compensation Committee awarded 18,000 stock options to the Company’s then Vice President, Real Estate, David C. Gonzalez, to purchase up to 18,000 shares of common stock. The per share exercise price of the options is $27.30 which is the fair value of the Company’s Common Stock as reported on NASDAQ Capital Market on March 2, 2017. The options expire ten years from the date of grant. Pursuant to the time vesting requirements, the options vest over a period of five years, with 3,600 options vesting upon each one-year anniversary of the date of grant. Mr. Gonzalez currently serves as Chief Operating Officer.

On October 13, 2023, the Compensation Committee awarded 18,000 stock options to the Company’s Chief Operating Officer David C. Gonzalez, to purchase up to 18,000 shares of common stock. The exercise price of the options is $28.90 which was the fair market value of the Company’s Common Stock as reported on NASDAQ closing on October 12, 2023. The options expire ten years from the date of grant. Pursuant to the time vesting requirements, the options vest over a period of three years, with 6,000 options vesting upon each one year anniversary of the date of grant.

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

The following table sets forth the compensation paid to directors during the fiscal year ended June 30, 2025:

DIRECTOR COMPENSATION

	Fees Earned or			All Other
Name	Paid in Cash*		Stock Awards	Compensation	Total

John C. Love	$46,000	(1)	-	-	$46,000

William J. Nance	$48,000	(2)	-	-	$48,000

Steve H. Grunwald	$44,000	(3)	-	-	$44,000

Yvonne L. Murphy	$40,000	(4)	-	-	$40,000

John V. Winfield (5)	-		-	-

*	Amounts shown include board retainer fees, committee fees and meeting fees.

(1)	Mr. Love also serves as director of the Company’s subsidiary, Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Portsmouth. Such amounts were paid directly by Portsmouth and are not expenses of InterGroup.

(2)	Mr. Nance also serves as a director of the Company’s subsidiary, Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Portsmouth. Such amounts were paid directly by Portsmouth and are not expenses of InterGroup.

(3)

Mr. Grunwald also serves as director of the Company’s subsidiary, Portsmouth. Amounts shown include $6,000 in regular board fees paid by Portsmouth. Such amounts were paid directly by Portsmouth and are not expenses of InterGroup.

(4)	Ms. Murphy also serves as director of the Company’s subsidiary, Portsmouth. Amounts shown include $6,000 in regular board fees paid by Portsmouth. Such amounts were paid directly by Portsmouth and are not expenses of InterGroup.

(5)

As an employee director, the Company’s Chairman, Chief Executive Officer and President, John V. Winfield, did not receive additional compensation for services as a director of InterGroup. Compensation for Mr. Winfield is reported in the Summary Compensation Table. Mr. Winfield received $6,000 in regular board fees from Portsmouth. Such amounts were paid directly by Portsmouth and are not expenses of InterGroup.

Change in Control or Other Arrangements

Except as noted above, there are no other arrangements for compensation of directors, and there are no employment contracts between the Company and its directors or any change-in-control arrangements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as of September 29, 2025, certain information regarding the beneficial ownership of Common Stock of the Company held by persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	1,690,074	(3)	70.1%
1516 S. Bundy Drive, Suite 200 Los Angeles, California 90025

(1)	Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2)	Percentages are calculated based on 2,154,405 shares of Common Stock outstanding as of September 29, 2025, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)	Includes 233,195 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

Security Ownership of Management.

The following table sets forth, as of September 29, 2025, beneficial ownership of Common Stock by (i) each Director, (ii) each named executive officers (as identified in Item 11), and (iii) all Directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield (Director, Chairman, President and CEO)	1,690,074	(3)	70.1%

William J. Nance (Director)	47,946		2.0%

John C. Love (Director)	-		*

Yvonne L. Murphy (Director)	2,282		*

Steven H. Grunwald (Director)	-		*

David C. Gonzalez (Named Executive Officer)	59,529	(4)	2.5%

Ann Marie Blair (Named Executive Officer)	-		*

All Directors and Executive Officers as a Group (7 persons)	1,799,831		74.1	%(5)(6)

*	Ownership does not exceed 1%.

(1)	Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2)	Percentages are calculated based on 2,154,405 shares of Common Stock outstanding at September 29, 2025, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)	Includes 233,195 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

(4)	Includes 18,000 shares that Mr. Gonzalez has a right to acquire pursuant to vested stock options.

Changes in Control.

There are no arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of June 30, 2025 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
14	(a)	(b)	(c)

Equity compensation plans approved by security holders	269,195	$16.81	14,000

Equity compensation plans not approved by security holders	None	N/A	None

Total	269,195	$16.81	14,000

(a) Represents stock options outstanding under The InterGroup Corporation 2010 Omnibus Employee Incentive Plan.

(b) Reflects only stock options; there were no RSUs outstanding as of June 30, 2025.

(c) Based on 400,000 shares authorized under the 2010 Incentive Plan and cumulative grants of 386,000 shares through June 30, 2025; remaining availability is 14,000 shares. See Note 15—Stock-Based Compensation Plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

InterGroup–Portsmouth revolving credit facility. As described in Note 16 – Related Party Transactions, InterGroup (the parent) provides an unsecured revolving loan facility to its majority-owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”). The facility was amended in March 2025 to increase availability to $40.0 million and extend maturity to July 31, 2027, and in May 2025 to reduce the interest rate to 9% per annum. During fiscal 2025 and 2024, InterGroup advanced $11.615 million and $10.793 million, respectively; amounts outstanding were $38.108 million and $26.493 million at June 30, 2025 and 2024, respectively. Principal and accrued interest are due at maturity; the loan is prepayable without penalty. All material intercompany accounts and transactions are eliminated in consolidation.

Shared services. Certain corporate costs (primarily administrative expenses, rent and insurance) are allocated between InterGroup and Portsmouth based on estimated pro-rata usage. Allocations were approximately $144,000 in each of fiscal 2025 and 2024 and are eliminated in consolidation.

Ownership and overlapping roles. As of June 30, 2025, InterGroup owned approximately 75.9% of Portsmouth’s outstanding common stock, and John V. Winfield, InterGroup’s Chairman, President and Chief Executive Officer, beneficially owned approximately 2.5% of Portsmouth’s common stock.

Other directorships. Director William J. Nance has served as a director and Audit Committee Chair of Comstock Mining, Inc. since 2005. The Company had no transactions with Comstock Mining, Inc. during the periods presented.

Related-party review policy. InterGroup maintains a written related-party transactions policy requiring the Audit Committee (or the independent directors) to review and approve any transaction in which the Company or its subsidiaries are a participant, a “related person” (as defined in Item 404 of Regulation S-K) has a direct or indirect material interest, and the amount involved exceeds $120,000. In evaluating such matters, the Audit Committee considers whether the terms are fair and reasonable to InterGroup and comparable to those that could be obtained in arm’s-length dealings. The Audit Committee and Board reviewed and approved the InterGroup–Portsmouth loan amendments described above in accordance with this policy.

Except as described herein and in Note 16, there were no related-party transactions during fiscal 2025 requiring disclosure under Item 404(a) of Regulation S-K.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee, the President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chairman and Chief Executive Officer of Portsmouth and oversees the investment activity of Portsmouth. Effective June 2016, Mr. Winfield became the Managing Director of Justice and served in that position until the dissolution of Justice in December 2021. Depending on certain market conditions and various risk factors, the Chief Executive Officer and Portsmouth may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of Portsmouth, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company. These activities are overseen pursuant to Board-delegated authority and applicable policies.

Director Independence

InterGroup’s common stock is listed on the NASDAQ Capital Market. InterGroup is a Smaller Reporting Company under the rules and regulations of the SEC. The Board of Directors of InterGroup currently consists of five members. With the exception of the Company’s President and CEO, John V. Winfield, each current director has been determined by the Board to be “independent” under the applicable independence standards of the SEC and Nasdaq Listing Rule 5605. Each of the Board’s standing committees—Audit, Compensation and Nominating—is composed entirely of independent directors. Independence determinations are reviewed at least annually and whenever a director’s responsibilities or relationships change.

Item 14. Principal Accounting Fees and Services

On January 31, 2022, the Audit Committee engaged WithumSmith+Brown, PC, PCAOB ID: 100) (“Withum”) as the Company’s independent registered public accounting firm. The aggregate fees billed for services rendered by Withum for the fiscal year ended June 30, 2025 and 2024 are set forth below.

	Fiscal Year
	2025	2024
Audit Fees (1)	$293,000	$205,000
Audit-Related Fees (2)	$0	$0
Tax Fees (3)	179,000	56,000
All Other Fees (4)	$0	$0
TOTAL:	$472,000	$261,000

(1) Audit Fees consist of fees for the audit of the annual consolidated financial statements, reviews of the interim financial statements included in Quarterly Reports on Form 10-Q, and services normally provided in connection with statutory and regulatory filings.

(2) Audit-Related Fees include assurance and related services reasonably related to the performance of the audit or review of the financial statements and not reported under “Audit Fees.”

(3) Tax Fees consist primarily of federal and state tax compliance, tax planning, and tax advisory services.

(4) All Other Fees include permitted services not captured in the categories above. There were no such fees in the periods presented.

Audit Committee Pre-Approval Policies

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accounting firm, subject to the de minimis exceptions permitted for certain non-audit services under Section 10A(i)(1)(B) of the Exchange Act, provided such services are subsequently approved by the Committee prior to completion of the audit. The Committee may form and delegate authority to subcommittees consisting of one or more members, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals are presented to the full Committee at its next scheduled meeting. All of the services described herein were pre-approved by the Audit Committee pursuant to its pre-approval policies.

None of the hours expended on the independent registered public accounting firm’s engagement to audit the Company’s consolidated financial statements for the most recent fiscal year was attributable to work performed by persons other than the independent registered public accounting firm’s full-time permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report (pages 32 through 64):

(a)(2) Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X have been omitted because they are not required, are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

Unless otherwise indicated below, the following exhibits are filed herewith or incorporated by reference. InterGroup incorporates by reference certain material contracts filed as exhibits to the Annual Report on Form 10-K of its consolidated subsidiary, Portsmouth Square, Inc., for the fiscal year ended June 30, 2025.

Charter, Bylaws, and Securities

3.1	Restated Certificate of Incorporation of The InterGroup Corporation (incorporated by reference to prior filings).
3.2	Amended and Restated Bylaws of The InterGroup Corporation (incorporated by reference to prior filings).
10.	Material Contracts:
10.6	Loan Agreement, dated March 28, 2025, by and among Justice Operating Company, LLC and Prime Finance (senior mortgage loan) (incorporated by reference to Exhibit 10.6 to Portsmouth Square, Inc.’s Form 10-K for the fiscal year ended June 30, 2025, filed on September 29, 2025, SEC File No. 000-04057).
10.7	Mezzanine Loan Amendment, dated March 28, 2025, by and among Justice Mezzanine Company, LLC and CRED REIT Holdco LLC (incorporated by reference to Exhibit 10.7_ to Portsmouth Square, Inc.’s Form 10-K for the fiscal year ended June 30, 2025, filed on September 29, 2025, SEC File No. 000-04057).
10.8	Cash Management Agreement, dated March 28, 2025, by and among Justice Operating Company, LLC, Prime Finance, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.8 to Portsmouth Square, Inc.’s Form 10-K for the fiscal year ended June 30, 2025, filed on September 29, 2025, SEC File No. 000-04057).

Other Exhibits

10.1	The InterGroup Corporation 2010 Omnibus Employee Incentive Plan (incorporated by reference to prior filings).
14	Code of Ethics (filed herewith).
19.	Insider trading policy.
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.	Policy Regarding Erroneously Awarded Compensation.

Inline XBRL Exhibits

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERGROUP CORPORATION
(Registrant)

Date:	September 29, 2025	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	September 29, 2025	by	/s/ Ann Marie Blair
Ann Marie Blair, Treasurer/Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title and Position	Date

/s/ John V Winfield	President, Chief Executive Officer and	September 29, 2025
John V. Winfield	Chairman of the Board (Principal Executive Officer)

/s/ David C. Gonzalez	Chief Operating Officer	September 29, 2025
David C. Gonzalez

/s/ John C. Love	Director	September 29, 2025
John C. Love

/s/ Steve H. Grunwald	Director	September 29, 2025
Steve H. Grunwald

/s/ Yvonne L. Murphy	Director	September 29, 2025
Yvonne L. Murphy

/s/ William J. Nance	Director	September 29, 2025
William J. Nance

