Form 10-Q
period 2025-09-30
INTERGROUP CORP
filed 2025-11-12
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of registrant’s Common Stock, as of November 12, 2025 was 2,148,812.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	September 30, 2025
	(unaudited)	June 30, 2025
ASSETS
Investment in Hotel, net	$39,594,000	$39,519,000
Investment in real estate, net	44,655,000	45,253,000
Investment in marketable securities	966,000	969,000
Cash and cash equivalents	5,043,000	5,084,000
Restricted cash	8,301,000	10,058,000
Other assets, net	2,921,000	2,189,000
Assets held for sale	1,036,000	1,029,000
Total assets	$102,516,000	$104,101,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$12,244,000	$12,672,000
Accounts payable and other liabilities	3,510,000	3,292,000
Other notes payable	1,838,000	1,979,000
Deferred tax liability	5,350,000	5,348,000
Mortgage notes payable - Hotel, net	101,766,000	101,519,000
Mortgage notes payable - real estate, net	93,324,000	93,595,000
Total liabilities	218,032,000	218,405,000
Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,459,888 and 3,459,888 issued; 2,148,812 and 2,154,405 outstanding, respectively	38,000	38,000
Additional paid-in capital	3,634,000	3,614,000
Accumulated deficit	(68,515,000)	(67,980,000)
Treasury stock, at cost, 1,311,076 and 1,305,483 shares, respectively	(21,860,000)	(21,787,000)
Total InterGroup shareholders’ deficit	(86,703,000)	(86,115,000)
Noncontrolling interest	(28,813,000)	(28,189,000)
Total shareholders’ deficit	(115,516,000)	(114,304,000)

Total liabilities and shareholders’ deficit	$102,516,000	$104,101,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

For the three months ended September 30,	2025	2024
Revenues:
Hotel	$12,418,000	$11,820,000
Real estate	5,495,000	5,086,000
Total revenues	17,913,000	16,906,000
Costs and operating expenses:
Hotel operating expenses	(10,481,000)	(8,792,000)
Real estate operating expenses	(2,338,000)	(2,457,000)
Depreciation and amortization expenses	(1,656,000)	(1,668,000)
General and administrative expenses	(706,000)	(860,000)

Total costs and operating expenses	(15,181,000)	(13,777,000)

Income from operations	2,732,000	3,129,000

Other (expense) income:
Interest expense - mortgages	(3,258,000)	(3,514,000)
Net gain on marketable securities	136,000	129,000
Dividend and interest income	2,000	87,000
Trading and margin interest expense	(297,000)	(324,000)
Total other expense, net	(3,417,000)	(3,622,000)

Loss before income taxes	(685,000)	(493,000)
Income tax expense	(474,000)	(359,000)
Net loss	(1,159,000)	(852,000)
Less: Net loss attributable to the noncontrolling interest	624,000	454,000
Net loss attributable to The InterGroup Corporation	$(535,000)	$(398,000)

Net loss per share
Basic	$(0.54)	$(0.39)
Diluted	$(0.54)	$(0.39)

Net loss per share attributable to The InterGroup Corporation
Basic	$(0.25)	$(0.18)
Diluted	$(0.25)	$(0.18)

Weighted average number of basic common shares outstanding	2,151,141	2,173,461
Weighted average number of diluted common shares outstanding	2,151,141	2,173,461

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury	InterGroup Shareholders’	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2025	3,459,888	$38,000	$3,614,000	$(67,980,000)	$(21,787,000)	$(86,115,000)	$(28,189,000)	$(114,304,000)
Net loss	-	-	-	(535,000)	-	(535,000)	(624,000)	(1,159,000)
Stock options expense	-	-	20,000	-	-	20,000	-	20,000
Purchase of treasury stock	-	-	-	-	(73,000)	(73,000)	-	(73,000)
Balance at September 30, 2025	3,459,888	$38,000	$3,634,000	$(68,515,000)	$(21,860,000)	$(86,703,000)	$(28,813,000)	$(115,516,000)

	Common Stock		Additional Paid-in	Accumulated	Treasury	InterGroup Shareholders’	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2024	3,459,888	$38,000	$3,648,000	$(62,632,000)	$(21,393,000)	$(80,339,000)	$(26,128,000)	$(106,467,000)
Net loss	-	-	-	(398,000)	-	(398,000)	(454,000)	(852,000)
Stock options expense	-	-	45,000	-	-	45,000		45,000
Purchase of treasury stock	-	-	-	-	(205,000)	(205,000)	-	(205,000)
Balance at September 30, 2024	3,459,888	$38,000	$3,693,000	$(63,030,000)	$(21,598,000)	$(80,897,000)	$(26,582,000)	$(107,479,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the three months ended September 30,	2025	2024
Cash flows from operating activities:
Net loss	$(1,159,000)	$(852,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,656,000	1,668,000
Amortization of loan costs	278,000	372,000
Amortization of other notes payable	(141,000)	16,000
Stock compensation expense	20,000	45,000
Net unrealized gain on marketable securities	(116,000)	(788,000)
Changes in operating assets and liabilities:
Investment in marketable securities	119,000	633,000
Other assets	(745,000)	(765,000)
Accounts payable and other liabilities - Hotel	(428,000)	2,304,000
Accounts payable and other liabilities	218,000	(46,000)
Deferred taxes	2,000	-
Obligations for securities sold	-	773,000
Net cash (used in) provided by operating activities	(296,000)	3,360,000

Cash flows from investing activities:
Payments for hotel investments	(974,000)	(269,000)
Payments for real estate investments	(244,000)	(471,000)
Insurance proceeds for property damage claims	85,000	-
Net cash used in investing activities	(1,133,000)	(740,000)

Cash flows from financing activities:
Payments of mortgage notes payable	(302,000)	(891,000)
Purchase of treasury stock	(73,000)	(205,000)
Net cash used in financing activities	(375,000)	(1,096,000)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,804,000)	1,524,000
Cash, cash equivalents and restricted cash at the beginning of the period	15,195,000	8,694,000
Cash, cash equivalents and restricted cash at the end of the period	$13,391,000	$10,218,000

Supplemental information:
Interest paid	$2,509,000	$1,937,000
Taxes paid	$-	$-

Supplemental Disclosure – Reconciliation of Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents and restricted cash	$13,344,000
Cash included in assets held for sale	47,000
Total cash, cash equivalents, and restricted cash	$13,391,000

The Company had cash and cash equivalents of $5,054,000 (including $11,000 classified as held for sale) as of September 30, 2025. The Company had restricted cash of $8,337,000 (including $36,000 classified as held for sale) as of September 30, 2025.

The Company had cash and cash equivalents of $5,092,000 (including $8,000 classified as held for sale) as of June 30, 2025. The Company had restricted cash of $10,103,000 (including $45,000 classified as held for sale) as of June 30, 2025.

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

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of The InterGroup Corporation (“InterGroup” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. As permitted under those rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the interim periods presented are not necessarily indicative of results expected for the full fiscal year. The unaudited condensed consolidated financial statements include the accounts of our wholly owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of InterGroup and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025. The June 30, 2025 condensed consolidated balance sheet was derived from the audited consolidated balance sheet as included in the Company’s Form 10-K for the year ended June 30, 2025.

InterGroup consolidates its majority-owned subsidiaries, including Portsmouth Square, Inc. (“Portsmouth”), and all intercompany balances and transactions are eliminated. As of September 30, 2025, InterGroup owned approximately 75.9% of Portsmouth’s outstanding common shares.

InterGroup’s activities include: (i) hospitality through Portsmouth’s ownership of the Hilton San Francisco Financial District (consolidated in InterGroup’s financial statements), and (ii) real estate investment and rental operations (apartment complexes, a commercial property, and certain strategic single-family holdings), primarily located in Texas and Southern California.

The preparation of interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported; actual results could differ from those estimates.

There have been no material changes to the Company’s significant accounting policies during the three months ended September 30, 2025. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 for a summary of the significant accounting policies.

InterGroup has not identified conditions or events that raise substantial doubt about InterGroup’s ability to continue as a going concern. As previously disclosed by Portsmouth, InterGroup’s consolidated subsidiary, Portsmouth’s prior going-concern uncertainty, was alleviated as of June 30, 2025 following its refinancing. See Portsmouth’s Form 10-K for the year ended June 30, 2025 and InterGroup’s MD&A – Liquidity for further discussion.

Recently Issued and Adopted Accounting Pronouncements

Our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the SEC on September 29, 2025, contains a discussion on the recently issued accounting pronouncements. As of September 30, 2025, there was no material impact from the recent adoption of new accounting pronouncements, nor is there an expected material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s Condensed Consolidated Financial Statements.

Going Concern Basis and Management’s Evaluation (ASC 205-40) – Subsidiary-Only (Portsmouth)

The accompanying Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP and on a going concern basis. InterGroup (the parent) has not had a going-concern uncertainty. The disclosure below is provided solely to summarize the going-concern matter at the Company’s majority-owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”); it does not indicate or imply a going-concern issue for InterGroup.

As disclosed in Portsmouth’s Annual Report on Form 10-K for the year ended June 30, 2025, management concluded that substantial doubt regarding Portsmouth’s ability to continue as a going concern was alleviated as of June 30, 2025, and reflected in June 30, 2025 financial statements, as a result of (i) Portsmouth completing a comprehensive refinancing on March 28, 2025 of its senior mortgage and (ii) executing restated and amended of its mezzanine loan, resulting in extended maturities, favorable interest terms, and improved covenant compliance. Since closing, Portsmouth has remained current on all required debt service and has continued property enhancements to support the Hotel’s competitive positioning (including renovation of additional guest rooms returned to inventory). In addition, in March 2025 and May 2025, the related-party facility with the Company was amended to increase borrowing capacity to $40,000,000, extend maturity to July 31, 2027, and reduce the rate to 9%, providing a contingency source of liquidity without required monthly principal or interest payments prior to maturity.

Management has re-evaluated Portsmouth’s liquidity position as of September 30, 2025, and concluded that no conditions or events exist that raise substantial doubt about its ability to continue as a going concern for at least the next twelve months.

This disclosure relates to Portsmouth and reflects management’s fiscal year 2026 evaluation of that subsidiary; it does not modify or supersede going-concern disclosures in previously issued fiscal year 2024 financial statements and interim filings, and it does not indicate a going-concern uncertainty for InterGroup. See also InterGroup MD&A – Liquidity and Capital Resources (Going concern) for a cross-reference to Portsmouth’s Note 1.

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

As a result, the Company experienced net cash used in operating activities of $296,000 for the three months ended September 30, 2025. In response to ongoing market pressures, Portsmouth has adopted several capital preservation initiatives, including deferral of non-essential capital projects, temporary suspension of certain Hotel services, renegotiation of vendor agreements, and reduction of controllable operating expenses. During the three months ended September 30, 2025, Portsmouth continued to invest in property enhancements, incurring capital expenditure of $974,000. These expenditures included the renovation of 14 guest rooms, which had previously been utilized as administrative offices and were returned to the Company’s available room inventory upon completion. During the same period, the Company made capital improvements in the amount of $244,000 to its multi-family and commercial real estate.

As of September 30, 2025, the Company had:

●	Cash and cash equivalents of $5,054,000 (including $11,000 classified as held for sale).
○ (compared to $5,092,000 (including $8,000 classified as held for sale as of June 30, 2025).
●	Restricted cash of $8,337,000 (including $36,000 classified as held for sale).
○ (compared to $10,103,000 (including $45,000 classified as held for sale as of June 30, 2025).
●	Marketable securities, net of margin balances, of $966,000 (compared to $969,000 as of June 30, 2025).
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

As of September 30, 2025, the outstanding loan balance was $38,108,000, with no principal repayments made to date. All material intercompany accounts and transactions have been eliminated in consolidation.

Real Estate

During the three months ended September 30, 2025, the Company did not enter into any new financing arrangements, modifications, or refinancings related to its real estate properties.

All existing loans and mortgage obligations remained in good standing, and there were no material changes to the terms, maturities, or covenants of any existing debt instruments.

Management continues to monitor market conditions and the Company’s real estate portfolio for potential refinancing opportunities that could improve liquidity or reduce interest costs; however, no such transactions were undertaken during the reporting period.

Liquidity Outlook and Going Concern Considerations

The Company’s liquidity position remains stable following the completion of Portsmouth’s senior mortgage refinancing and mezzanine debt on March 28, 2025. These transactions enhanced the Company’s maturity profile, improved covenant compliance, and strengthened its overall capital structure.

During the quarter ended September 30, 2025, the Company did not enter into any additional financing arrangements or refinancings. All debt obligations remain current and in compliance with applicable covenants.

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

The Hotel debt and cash-management/lockbox reside at Portsmouth’s subsidiaries; while these provisions may limit distributions upstream to InterGroup while in effect, they do not encumber InterGroup’s non-Hotel properties or parent-level liquidity. InterGroup’s exposure to the Hotel financing is limited to its guaranties of specified non-recourse carve-outs and defined springing recourse events.

The following table provides a summary as of September 30, 2025, the Company’s material financial obligations which also includes interest payments.

		9 Months	Year	Year	Year	Year
	Total	2026	2027	2028	2029	2030	Thereafter
Mortgage and subordinated notes payable	$197,458,000	$930,000	$106,663,000	$6,588,000	$1,845,000	$16,032,000	$65,400,000
Other notes payable	1,838,000	425,000	463,000	317,000	317,000	316,000	-
Interest	38,526,000	8,711,000	14,091,000	2,645,000	2,580,000	2,436,000	8,063,000
Total	$237,822,000	$10,066,000	$121,217,000	$9,550,000	$4,742,000	$18,784,000	$73,463,000

NOTE 3 – REVENUE

Our revenue from real estate is primarily rental income from residential and commercial property leases which is recorded when due from residents and is recognized monthly as earned. The revenue recognition rules under ASC 606 specifically eliminate rental revenue from the accounting standard.

The following table presents our Hotel revenue disaggregated by revenue streams.

For the three months ended September 30,	2025	2024
Hotel revenues:
Hotel rooms	$10,428,000	$10,110,000
Food and beverage	912,000	733,000
Garage	900,000	875,000
Other operating departments	178,000	102,000
Total Hotel revenue	$12,418,000	$11,820,000

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

Contract Assets and Liabilities

The Company does not have any material contract assets as of September 30, 2025 and June 30, 2025, other than trade and other receivables, net on our consolidated balance sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

Portsmouth records contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within Accounts payable and other liabilities-Hotel on our consolidated balance sheets had an opening balance of $505,000 at July 1, 2025. Contract liabilities were $637,000 as of September 30, 2025. The increase as of September 30, 2025, was primarily driven by an increase in advance deposits received from customers for services to be performed after September 30, 2025. During the three months ended September 30, 2025, we recognized $336,000 of revenue that was included in the contract liability balance at July 1, 2025.

Contract liabilities were $370,000 as of July 1, 2024 and decreased to $337,000 as of September 30, 2024. During the three months ended September 30, 2024, we recognized $319,000 of revenue that was included in the contract liability balance at July 1, 2024.

Contract Costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are generally less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of the dates presented:

		Accumulated	Net Book
September 30, 2025	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(1,694,000)	111,000
Furniture and equipment	42,168,000	(33,707,000)	8,461,000
Building and improvements	68,527,000	(40,243,000)	28,284,000
Investment in Hotel, net	$115,238,000	$(75,644,000)	$39,594,000

		Accumulated	Net Book
June 30, 2025	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(1,665,000)	140,000
Furniture and equipment	41,195,000	(33,248,000)	7,947,000
Building and improvements	68,527,000	(39,833,000)	28,694,000
Investment in Hotel, net	$114,265,000	$(74,746,000)	$39,519,000

Finance lease right-of-use (“ROU”) assets, furniture and equipment are stated at cost and depreciated on a straight-line basis over estimated useful lives of approximately 3 to 7 years (finance lease ROU assets are amortized over the shorter of the asset’s useful life or the lease term). Building and building improvements are stated at cost and depreciated on a straight-line basis over estimated useful lives of approximately 15 to 39 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Construction-in-progress is not depreciated until the assets are placed in service.

Depreciation expense related to our investment in hotel for the three months ended September 30, 2025 and 2024 are $898,000 and $929,000, respectively.

NOTE 5 – INVESTMENT IN REAL ESTATE, NET

At September 30, 2025, the Company’s investment in real estate consisted of twenty properties located throughout the United States. These properties include sixteen apartment complexes, three single-family houses as strategic investments, and one commercial real estate property. The Company also owns unimproved land located in Maui, Hawaii.

Investment in real estate consisted of the following:

As of	September 30, 2025	June 30, 2025
Land	$22,293,000	$22,293,000
Buildings, improvements and equipment	76,335,000	76,176,000
Accumulated depreciation	(55,903,000)	(55,146,000)
	42,725,000	43,323,000
Land held for development	1,930,000	1,930,000
Investment in real estate, net	$44,655,000	$45,253,000

In April 2025, the Company determined that one multifamily property located in Los Angeles met the criteria for classification as held for sale, as described in Note 14 — Assets Held for Sale. Accordingly, the property is reported separately as Assets held for sale in the condensed consolidated balance sheet as of September 30, 2025. The amounts presented in Note 5 — Investment in Real Estate, net exclude this property as of September 30, 2025 and June 30, 2025, respectively.

Building, improvements, and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 5 to 40 years. During the three months ended September 30, 2025 the Company invested $244,000 in capitalized improvements. Depreciation expense related to our investment in real estate for the three months ended September 30, 2025 and 2024 are $757,000 and $739,000, respectively.

NOTE 6 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equity securities. The Company has also invested in income-producing securities, which may include interests in real estate-based companies and REITs, where financial benefit could transfer to its shareholders through income and/or capital gain.

As of September 30, 2025, and June 30, 2025, all the Company’s marketable equity securities are measured at fair value with changes recognized in earnings (ASC 321). The changes in unrealized gains and losses on these investments are included in earnings. The portfolio is held in a brokerage account and may be subject to margin; see Note 2 for amounts “net of margin balances.”

		Gross	Gross	Net	Fair
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Value
As of
September 30, 2025
Corporate
Equities	$671,000	$296,000	$(1,000)	$295,000	$966,000
As of
June 30, 2025
Corporate
Equities	$790,000	$180,000	$(1,000)	$179,000	$969,000

Net gain (loss) on marketable securities on the condensed consolidated statements of operations is comprised of both realized and unrealized gain and losses. The breakdown of these components for the three months ended September 30, 2025 and 2024 is as follows:

For the three months ended September 30,	2025	2024
Realized gain (loss) on marketable securities, net	$20,000	$(659,000)
Unrealized gain on marketable securities, net	116,000	788,000
Net gain marketable securities	$136,000	$129,000

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

The assets and liabilities measured at fair value on a recurring basis are as follows:

As of	September 30, 2025	June 30, 2025
Assets:	Total - Level 1	Total - Level 1
Investment in marketable securities:
REITs and real estate companies	$964,000	$966,000
Technology	2,000	3,000
Total	$966,000	$969,000

Recurring fair value measurements.

●	Marketable equity securities (Level 1): Quoted prices in active markets for identical assets.
●	Interest rate cap (Level 2): Valued using observable inputs including forward Terms SOFR curves and implied volatilities from third-party pricing services; incorporates counterparty nonperformance risk where applicable.

In March 2025, Portsmouth, through its affiliate Justice Operating Company, LLC, entered into an interest rate cap agreement (the “Interest Rate Cap”) with Goldman Sachs Bank USA in connection with a variable-rate mortgage loan. The Interest Rate Cap limits Term SOFR to 4.50% and has a notional amount equal to or greater than the outstanding principal balance of the loan. The Company paid a premium of approximately $136,000 at inception. Changes in the fair value of the Interest Rate Cap are recorded in Other Income (Expense) in the condensed consolidated statements of operations. The Interest Rate Cap is not designated as a hedging instrument under ASC 815 and is accounted for at fair value, with changes in fair value recognized in earnings each reporting period. The cap is classified as a Level 2 within the ASC 820 fair value hierarchy.

The following table summarizes the fair value of the derivative instrument as of September 30, 2025:

Derivative Type	Notional Amount	Balance Sheet Classification	Fair Value	Fair Value Hierarchy
Interest Rate	$67,000,000	Other Assets	$136,000	Level 2

The Company did not record any material nonrecurring fair value measurements (e.g., long-lived asset impairments) during the three months ended September 30, 2025 or 2024. See Note 4 and 5 for discussion of long-lived assets.

There have been no material changes to the Company’s fair value measurement methodologies or classification of instruments during the periods presented, and there were no transfers between levels 1, 2, and 3 during the three months ended September 30, 2025 or 2024.

NOTE 8 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

As of	September 30, 2025	June 30, 2025
Cash and cash equivalents	$5,054,000	$5,092,000
Restricted cash	8,337,000	10,103,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$13,391,000	$15,195,000

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less at the date of purchase. Amounts are recorded within “cash and cash equivalents” on the condensed consolidated balance sheets.

Restricted cash consists primarily of funds held in lender-controlled accounts (lockbox/cash-management structure) related to the Hotel’s mortgage and mezzanine financing, including escrows and reserves for real estate taxes and insurance, replacement/FF&E and capital additions, and other amounts required by the loan agreements. Restricted cash is presented within current or noncurrent assets on the condensed consolidated balance sheets based on the expected timing of use. See Note 12 – Mortgage Notes Payable and Mezzanine Financing for additional information about the cash-management/lockbox provisions.

Cash, cash equivalents and restricted cash as presented in the condensed consolidated statements of cash flows equal the sum of these line items on the condensed consolidated balance sheets.

NOTE 9 – STOCK BASED COMPENSATION PLANS

The Company follows Accounting Standard Codification (ASC) Topic 718 “Compensation – Stock Compensation”, which addresses accounting for equity-based compensation arrangements, including employee stock options and restricted stock units.

Please refer to Note 15 – Stock Based Compensation Plans in the Company’s Form 10-K for the year ended June 30, 2025 for more detailed information on the Company’s stock-based compensation plans.

There were no new stock option grants or modifications during the three months ended September 30, 2025. Activity during the prior fiscal year included the grant of 18,000 stock options to the Chief Operating Officer and the extension of 133,195 stock options held by the Chief Executive Officer, as previously disclosed in the Company’s Annual Report on Form 10-K.

The assumptions used to estimate the fair value of stock options are consistent with those described in Note 15 to the Company’s Form 10-K for the year ended June 30, 2025.

During the three months ended September 30, 2025 and 2024, the Company recorded $20,000 and $45,000, respectively, related to stock option compensation cost.

The following table summarizes the stock options activity from July 1, 2024 through September 30, 2025:

		Number of	Weighted Average	Weighted Average	Aggregate
		Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at	July 1, 2024	269,195	$16.81	4.15 years	$1,187,000
Granted		-	-	-	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2025	269,195	$16.81	3.15 years	$125,000
Exercisable at	June 30, 2025	257,195	$15.57	3.30 years	$125,000
Vested and expected to vest at	June 30, 2025	269,195	$16.81	3.15 years	$125,000

Outstanding at	July 1, 2025	269,195	$16.81	3.15 years	$125,000
Granted		-	-	-	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	September 30, 2025	269,195	$16.81	2.90 years	$1,187,000
Exercisable at	September 30, 2025	257,195	$15.57	3.04 years	$1,187,000
Vested and expected to vest at	September 30, 2025	269,195	$16.81	2.90 years	$1,187,000

As of September 30, 2025, unrecognized compensation cost related to unvested stock options was not material and is expected to be recognized over a weighted-average period of approximately 1.8 years. Cash received from option exercises was $0 for each of the three months ended September 30, 2025 and 2024, and the total intrinsic value of options exercised was also $0 for those periods. Weighted-average grant-date fair value of options granted was not applicable for 2025 (no grants) and not material for 2024. Approximately 14,000 shares remained available for future grant under the 2010 Incentive Plan as of September 30, 2025.

NOTE 10 – SEGMENT INFORMATION

The Company operates in three reportable segments: (i) Hotel Operations (the Hilton San Francisco Financial District and its five-level parking garage), (ii) Real Estate Operations (the multifamily and commercial rental portfolio), and (iii) Investment Transactions (investment of cash in marketable securities and other investments). CODM is a group of senior executives who collectively use these segments to evaluate performance and allocates resources.

Segment results are evaluated using segment income (loss) from operations, which reflects revenues from external customers less segment operating expenses. This measure excludes interest expense, depreciation and amortization, gains/losses on extinguishment of debt, investment gains/losses, and income taxes, which are shown separately below. There are no intersegment revenues. “Corporate” consists primarily of unallocated corporate general and administrative costs and income taxes.

All long-lived assets and revenues are attributable to operations in the United States.

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2025	Operations	Operations	Transactions	Corporate	Total
Revenues	$12,418,000	$5,495,000	$-	$-	$17,913,000
Property operating expenses	(9,167,000)	(1,038,000)	-	-	(10,205,000)
Utilities	(546,000)	(322,000)	-	-	(868,000)
Real estate taxes	(492,000)	(574,000)	-	-	(1,066,000)
General & administrative	(276,000)	(404,000)	-	(706,000)	(1,386,000)
Segment income (loss)	1,937,000	3,157,000	-	(706,000)	4,388,000
Interest expense - mortgage	(2,493,000)	(765,000)	-	-	(3,258,000)
Depreciation and amortization expense	(899,000)	(757,000)	-	-	(1,656,000)
Loss from investments	-	-	(159,000)	-	(159,000)
Income tax expense	-	-	-	(474,000)	(474,000)
Net (loss) income	$(1,455,000)	$1,635,000	$(159,000)	$(1,180,000)	$(1,159,000)
Total assets	$50,539,000	$44,655,000	$966,000	$6,356,000	$102,516,000

As of and for the three months	Hotel	Real Estate	Investment
ended September 30, 2024	Operations	Operations	Transactions	Corporate	Total
Revenues	$11,820,000	$5,086,000	$-	$-	$16,906,000
Property operating expenses	(7,479,000)	(1,111,000)	-	-	(8,590,000)
Utilities	(585,000)	(342,000)	-	-	(927,000)
Real estate taxes	(527,000)	(543,000)	-	-	(1,070,000)
General & administrative	(201,000)	(461,000)	-	(860,000)	(1,522,000)
Segment income (loss)	3,028,000	2,629,000	-	(860,000)	4,797,000
Interest expense - mortgage	(2,824,000)	(690,000)	-	-	(3,514,000)
Depreciation and amortization expense	(929,000)	(739,000)	-	-	(1,668,000)
Loss from investments	-	-	(108,000)	-	(108,000)
Income tax expense	-	-	-	(359,000)	(359,000)
Net (loss) income	$(725,000)	$1,200,000	$(108,000)	$(1,219,000)	$(852,000)
Total assets	$48,055,000	$47,274,000	$7,609,000	$6,389,000	$109,327,000

NOTE 11 – OTHER FINANCING TRANSACTIONS

The following summarizes the balances of other notes payable as of September 30, 2025 and June 30, 2025, respectively.

As of	September 30, 2025	June 30, 2025
Note payable - Hilton	$1,504,000	$1,583,000
Note payable - Aimbridge	334,000	396,000
Total other notes payable	$1,838,000	$1,979,000

Note payable to Hilton (Franchisor) is a self-exhausting, interest-free development incentive note which is reduced by approximately $317,000 annually through 2030 by Hilton if the Company remains a Hilton franchisee.

On February 1, 2017, Operating entered into a Hotel Management Agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, with an effective takeover date of February 3, 2017. The term of the HMA is for an initial period of 10 years and automatically renews for up to five additional years in aggregate, subject to certain conditions. The HMA also provides for Aimbridge to advance a “key money” incentive fee to the Hotel for capital improvements in the amount of $2,000,000 under certain terms and conditions described in a separate key money agreement. The key money contribution is amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. The unamortized portion of the key money was $334,000 and $396,000 at September 30, 2025 and June 30, 2025, respectively, is included in other notes payable in the condensed consolidated balance sheets.

Future minimum principal amortizations for all other financing transactions are as follows:

For the year ending June 30,
2026 (9 months)	$425,000
2027	463,000
2028	317,000
2029	317,000
2030	316,000
Thereafter	-
$1,838,000

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

NOTE 12 – MORTGAGE NOTES PAYABLE AND MEZZANINE FINANCING

For management’s going-concern evaluation under ASC 205-40 (prior conditions/events, actions taken, assessment outcome, and risks), see Note 1 – Basis of Presentation (Going Concern).

A. Mortgage and Mezzanine Loan History

In December 2013, Justice Investors Limited Partnership (“Justice”), then a consolidated subsidiary of Portsmouth Square, Inc., obtained a $97,000,000 senior mortgage loan (fixed 5.275%) and a $20,000,000 mezzanine loan (fixed 9.75%) to fund the redemption of limited partnership interests and repay a prior $42,940,000 mortgage loan. The senior loan required interest-only payments through January 2017, then amortized on a 30-year schedule to maturity on January 1, 2024.

The mezzanine loan was secured by the membership interests of Justice Operating Company, LLC (“Operating”) held by Justice Mezzanine, LLC (“Mezzanine”) and was subordinated to the senior mortgage. In July 2019, the mezzanine loan was refinanced with CRED REIT Holdco LLC (“Mezzanine Lender”) at $20,000,000 fixed 7.25%, co-term with the senior loan (maturity January 1, 2024).

As of June 30, 2024, the outstanding mortgage loan balance was $76,962,000. As of December 31, 2024, the outstanding balance was $75,789,000.

B. Forbearance Agreements and Defaults Notices (2024-January 2025)

On April 29, 2024, the Company entered into forbearance agreements, effective through January 1, 2025, with (i) the senior mortgage lender, which required a 10% principal paydown ($8.59 million), a 1% forbearance fee ($0.86 million), and a 4% default interest accrual; and (ii) the mezzanine lender, which advanced $4.5 million toward the senior paydown, charged a 1% forbearance fee ($0.245 million), and also accrued default interest at 4%. The senior lender issued a Notice of Termination on January 3, 2025, and the mezzanine lender issued a Notice of Default on January 14, 2025.

The prior facilities were fully retired upon refinancing on March 28, 2025 (see Section C). In connection with the March 28, 2025 refinancing and mezzanine extinguishment, the Company recognized a gain of approximately $1.416 million for the quarter ended March 31, 2025, primarily related to the mezzanine lender’s forgiveness of accrued default interest and the forbearance fee. The senior facility’s accrued default interest and forbearance fee were paid at refinancing, and the credit facility was retired.

C. Refinancing Completed March 28, 2025 (Current Facilities)

On March 28, 2025, the Company refinanced the senior mortgage and modified the mezzanine loan, fully retiring the prior facility.

●	Senior Mortgage (Prime Finance): Operating entered into a $67,000,000 Mortgage Loan Agreement with Prime Finance (“Prime”). Interest is Term SOFR + 4.75% with a SOFR cap of 4.50%. The loan is interest-only through maturity; initial term to April 9, 2027, with three one-year extension options subject to satisfaction of specified financial and operational covenants. An interest-rate cap (notional equal to or greater than the outstanding principal) was purchased at inception (premium approximately $136,000). The loan is secured by the Hilton San Francisco Financial District (the “Hotel”).
●	Mezzanine Loan (CRED REIT Holdco LLC): Mezzanine executed a new Mezzanine Loan Agreement for $36,300,000 at a fixed 7.25% rate, with maturity and potential extension terms matching the senior loan. The Mezzanine loan is secured by Mezzanine’s membership interest in Operating.
●	Portsmouth provides a limited guaranty in connection with both facilities. The Loan Agreements include customary covenants, representations and warranties, and events of default.
●	Since the March 28, 2025 closing, the Company has remained current on required debt service and continues to operate under the covenants and cash-management provisions described below.

D. Cash-Management/Lockbox and DSCR Provisions

The Loan Agreements include a lender-controlled cash-management/lockbox arrangement pursuant to which Hotel receipts are deposited into controlled accounts and disbursed in accordance with approved budgets and waterfall provisions. Distributions are subject to DSCR and other conditions specified in the Loan Agreement. These cash-management provisions remain in effect under the current facilities.

E. Maturities and Interest (Summary)

●	Senior Mortgage: $67,000,000 original principal; interest Term SOFR + 4.75% (with SOFR cap 4.50%); interest-only; initial maturity April 9, 2027; three one-year extension options (subject to conditions).
●	Mezzanine: $36,300,000; 7.25% fixed; co-term/co-extension with senior.
●	Security: Senior – Hotel; Mezzanine – membership interest in Operating
●	Guarantor: Portsmouth (limited guaranty)

F. InterGroup Real Estate Mortgages (Non-Hotel)

During the three months ended September 30, 2025, the Company did not enter into any new financing arrangements, modifications, or refinancings related to its real estate properties.

Future minimum principal amortizations for all other financing transactions are as follows:

For the year ending June 30,
2026 (9 months)	$930,000
2027	106,663,000
2028	6,588,000
2029	1,845,000
2030	16,032,000
Thereafter	65,400,000
$197,458,000

NOTE 13 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the balances of accounts payable and other liabilities as of September 30, 2025 and June 30, 2025.

As of	September 30, 2025	June 30, 2025
Trade payable	$2,513,000	$2,742,000
Advance deposits	807,000	743,000
Property tax payable	1,553,000	563,000
Payroll and related accruals	3,463,000	3,038,000
Mortgage interest payable	4,275,000	3,568,000
Withholding and other taxes payable	1,097,000	1,597,000
Security deposit	1,081,000	1,024,000
Franchise fees	367,000	1,649,000
Management fees payable	166,000	604,000
Other	432,000	436,000
Total accounts payable and other liabilities	$15,754,000	$15,964,000

NOTE 14 – ASSETS HELD FOR SALE

As previously disclosed, on February 24, 2025, the Company executed a listing agreement to market for sale a 12-unit multifamily property located in Los Angeles County, California. The property was classified as held for sale as of June 30, 2025, after management determined that the criteria in ASC 360-10-45-9 had been met.

The property remains classified as held for sale as of September 30, 2025. There have been no material changes to the status, carrying value, or expected timing of the sale since June 30, 2025. The asset continues to be measured at its carrying amount, which does not exceed the estimated difference of the fair value less costs to sell, and no impairment has been recognized to date.

The related mortgage loan (outstanding balance of $1,849,000 at 3.59% fixed, maturing June 23, 2026) continues to be presented within mortgage notes payable and will be settled at closing of the sale.

As of	September 30, 2025	June 30, 2025
Cash	$11,000	$8,000
Restricted Cash	36,000	45,000
Accounts receivable	5,000	4,000
Investment in real estate	963,000	963,000
Other assets	21,000	9,000
Total assets held for sale	$1,036,000	$1,029,000

Management will continue to evaluate facts and circumstances each reporting period and will recognize any loss if the carrying value exceeds the difference of the fair value less cost to sell.

NOTE 15 – SUBSEQUENT EVENT

The Company evaluated subsequent events through the date that the accompanying condensed consolidated financial statements were issued, and determined that no events occurred during the subsequent event evaluation period that require recognition or additional disclosure in the accompanying Condensed Consolidated Financial Statements. The evaluation period extends through the date of issuance, November 12, 2025.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our business strategy, operating performance, financial condition and results, liquidity and capital resources(including anticipated refinancing or repayment of indebtedness), capital expenditures, market conditions, and other plans and objectives. These statements are not historical facts and can be identified by words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “seeks,” “may,” “will,” “should,” “could,” and similar expressions.

Forward-looking statements are based on our current expectations and assumptions and involve risks and uncertainties that could cause actual results to differ materially. Important factors include, among others: general economic conditions; interest-rate and inflation trends; availability and terms of financing and refinancing; operating performance of the Hilton San Francisco Financial District and conditions in the San Francisco hospitality market; competitive dynamics in our hotel and real estate markets; labor availability and costs; regulatory and legal developments; property-level operating risks (including maintenance, tax and insurance costs); capital market conditions; and other risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and in other reports we file with the SEC.

You should not place undue reliance on forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

RESULTS OF OPERATIONS

As of September 30, 2025, the Company owned approximately 75.9% of the common shares of Portsmouth Square, Inc. The Company’s principal sources of revenue are (i) revenues from the Hotel owned by Portsmouth, (ii) rental income from multifamily and commercial real estate, and (iii) income from investment of cash and securities. Portsmouth’s primary asset is the 558-room Hilton San Francisco Financial District and related facilities (including a five-level underground garage). In addition to the Hotel operations, the Company generates income from owned and managed real estate, concentrated in Texas and Southern California.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The Company had a net loss of $535,000 and $398,000 for the three months ended September 30, 2025 and September 30, 2024, respectively. The increase loss primarily reflects the absence of an incentive management fee waiver that reduced Hotel operating expenses in the prior-year quarter, partially offset by improved operating income from the real estate segment (stronger occupancy and modest rate growth).

Hotel Operations

The Company had net loss from Hotel operations of $1,455,000 for the three months ended September 30, 2025, compared to net loss $725,000 for the three months ended September 30, 2024. The increased loss primarily reflects the absence of the prior-year incentive management fee waiver and higher compensation costs under new labor union agreements.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended September 30, 2025 and 2024:

For the three months ended September 30,	2025	2024
Hotel revenues:
Hotel rooms	$10,428,000	$10,110,000
Food and beverage	912,000	733,000
Garage	900,000	875,000
Other operating departments	178,000	102,000
Total Hotel revenues	12,418,000	11,820,000
Operating expenses excluding depreciation and amortization	(10,481,000)	(8,792,000)
Operating income before interest, depreciation and amortization	1,937,000	3,028,000
Interest expense - mortgage	(2,493,000)	(2,824,000)
Depreciation and amortization expense	(899,000)	(929,000)
Net loss from Hotel operations	$(1,455,000)	$(725,000)

For the three months ended September 30, 2025, the Hotel had operating income of $1,937,000 before interest expense, depreciation, and amortization on total operating revenues of $12,418,000. For the three months ended September 30, 2024, the Hotel had operating income of $3,028,000 before interest expense, depreciation, and amortization on total operating revenues of $11,820,000.

The following table sets forth the average daily room rate, average occupancy percentage and RevPAR of the Hotel for the three months ended September 30, 2025 and 2024.

Three Months Ended September 30,	Average Daily Rate	Average Occupancy %	RevPAR

2025	$218	95%	$207
2024	$210	96%	$202

The Hotel’s revenues increased by 5.1% this quarter compared to the previous comparable quarter. Average daily rate increased by $8, average occupancy decreased by 1.0%, and RevPAR increased by $5 for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Real Estate Operations

Revenue from real estate operations increased to $5,495,000 for the three months ended September 30, 2025 from $5,086,000 for the three months ended September 30, 2024, driven by stronger multifamily occupancy. Operating expenses decreased to $2,338,000 from $2,457,000, reflecting reduced operating costs and improved property-level efficiency.

Investment Transactions

The Company had a net gain on marketable securities of $136,000 for the three months ended September 30, 2025 compared to a net gain of $129,000 for the three months ended September 30, 2024. For the quarter ended September 30, 2025, the Company recorded a net realized gain of $20,000 and a net unrealized gain of $116,000. Given the Company’s relatively modest marketable securities balances ($966,000 at September 30, 2025), period-to-period gains/losses are not expected to be material to consolidated results. See “Marketable Securities” below. For the three months ended September 30, 2024, the Company had a net realized loss of $659,000 and a net unrealized gain of $788,000.

Tax Estimates

The Company and its subsidiary, Portsmouth, compute and file income tax returns separately and prepare discrete income tax provisions for financial reporting purposes. Income tax expense for the three months ended September 30, 2025 and September 30, 2024 primarily reflects the combined income tax effect of Portsmouth’s pretax loss(which includes Hotel operations) and InterGroup’s standalone pretax income. Both entities file their respective federal and state income tax returns on a calendar-year basis.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of September 30, 2025 and June 30, 2025 by selected industry groups.

		% of Total
As of September 30, 2025		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$964,000	99.8%
Technology	2,000	0.2%
Total	$966,000	100.0%

		% of Total
As of June 30, 2025		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$966,000	99.70%
Technology	3,000	0.30%
	$969,000	100.00%

The following table shows the net loss on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended September 30,	2025	2024
Net gain on marketable securities	$136,000	$129,000
Dividend and interest income	2,000	87,000
Margin interest expense	(188,000)	(209,000)
Trading and management expenses	(109,000)	(115,000)
Net loss from investment transactions	$(159,000)	$(108,000)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL SOURCES

As of September 30, 2025, the Company had:

●	Cash and cash equivalents of $5,054,000 (including $11,000 classified as held for sale), compared to $5,092,000 (including $8,000 held for sale) at June 30, 2025
●	Restricted cash of $8,337,000 (including $36,000 classified held for sale), compared to $10,103,000 (including $45,000 held for sale) at June 30, 2025.
●	Marketable securities, net of margin balances, of $966,000 (compared to $969,000 at June 30, 2025).

Parent Company (InterGroup) — Liquidity and Capital Resources

InterGroup’s liquidity is driven primarily by: (i) cash generated by its multifamily and commercial real estate portfolio; (ii) cash and cash equivalents held at the parent; (iii) proceeds from refinancings at InterGroup-owned properties; and (iv) limited amounts of marketable securities. InterGroup does not rely on Portsmouth for parent-level liquidity. Key expected uses of cash at the parent include corporate G&A, parent-level income taxes, debt service on InterGroup property-level mortgages, and capital expenditures for its multifamily and other real estate assets.

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

Related Party Credit Facility – (with InterGroup as lender)

Portsmouth maintains an unsecured related-party revolving credit facility with InterGroup for contingency liquidity. As of this report date, Hotel operations have been self-funded and no incremental draws have been required to support operating needs. Key modifications include:

●	December 2021: Portsmouth assumed $11.35 million upon dissolution of Justice Investors L.P.
●	July 2023: Available increased to $20,000,000; maturity extended to July 2025 (0.5% modification fee).
●	March 2024: Availability increased to $30,000,000 (0.5% modification fee on incremental $10,000,000).
●	March 2025: Availability increased to $40,000,000; maturity extended to July 31, 2027.
●	May 2025: Rate reduced from 12% to 9%.

The facility bears 9% interest, is interest-only, and may be prepaid without penalty. During fiscal year 2025, Portsmouth borrowed $11,615,000 to fund refinancing and operations. As of June 30, 2025, the outstanding balance was $38,108,000, with no principal repayments to date. See also Note 9 – Related-Party and Other Financing Transactions. All material intercompany accounts and transactions have been eliminated in consolidation.

InterGroup Real Estate

During the three months ended September 30, 2025, the Company did not enter into any new financing arrangements, modifications, or refinancings related to its real estate properties.

All existing loans and mortgage obligations remained in good standing, and there were no material changes to the terms, maturities, or covenants of any existing debt instruments.

Liquidity Requirements

The Company’s short-term liquidity needs include:

●	Hotel operating costs, including payroll, utilities, franchise and management fees,
●	Corporate overhead and tax obligations,
●	Interest payments and required loan maintenance under both senior and mezzanine debt agreements, and
●	Routine repair and maintenance capital expenditures at the Hotel.

Long-term liquidity requirements include:

●	Scheduled debt maturities, including those disclosed in Note 12, and
●	Capital improvements to maintain the competitiveness and operational standards of the Hotel under its Hilton franchise agreement.

The Company intends to meet these obligations using a combination of:

●	Available cash on hand,
●	Operating cash flows,
●	Draws under the InterGroup credit facility, and
●	Other potential financing or equity alternatives.

Management’s Liquidity Assessment

The Company has taken proactive steps to stabilize its liquidity profile, including:

●	Completion of a refinancing of its senior and mezzanine debt in March 2025,
●	Continuing cost controls and selective capital expenditure deferrals,
●	Maintenance of access to related-party financing capacity; and
●	Maintenance of a lender-controlled lockbox cash management system (see the Notes to the Condensed Consolidated Financial Statements – Debt).

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

Going Concern — Portsmouth (Subsidiary Only)

InterGroup has not experienced conditions or events that raise substantial doubt about its ability to continue as a going concern. As previously disclosed, Portsmouth’s prior going-concern uncertainty was alleviated as of June 30, 2025 following its refinancing. Since then, Portsmouth has remained current on required debt services and continued planned property improvements. Management’s current evaluation concludes that no conditions or events exist that raise substantial doubt about Portsmouth’s ability to continue as a going concern for at least twelve months. See Note 1 – Basis of Presentation (Going Concern).

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2025, the Company has no material off balance sheet arrangements.

MATERIAL CONTRACTUAL OBLIGATIONS

The following table summarizes, as of September 30, 2025, our material contractual (including estimated interest) and other cash requirements. A tabular presentation is provided for investor clarity; however, Item 303 no longer requires a contractual obligations table.

		9 Months	Year	Year	Year	Year
	Total	2026	2027	2028	2029	2030	Thereafter
Mortgage and subordinated notes payable	$197,458,000	$930,000	$106,663,000	$6,588,000	$1,845,000	$16,032,000	$65,400,000
Other notes payable	1,838,000	425,000	463,000	317,000	317,000	316,000	-
Interest	38,526,000	8,711,000	14,091,000	2,645,000	2,580,000	2,436,000	8,063,000
Total	$237,822,000	$10,066,000	$121,217,000	$9,550,000	$4,742,000	$18,784,000	$73,463,000

Of the amounts shown, Hotel-related mortgage and mezzanine balances are obligations of Portsmouth’s subsidiaries; InterGroup’s parent-level mortgages relate to its non-Hotel real estate portfolio.

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Room rates can be, and usually are, adjusted to account for inflationary cost increases. Since Aimbridge has the power and ability under the terms of its management agreement to adjust Hotel room rates on an ongoing basis, there should be minimal impact on the Company’s revenues due to inflation. For the two most recent fiscal years, the impact of inflation on the Company’s income is not viewed by management as material.

The Company’s residential rental properties provide income from short-term operating leases, and no lease extends beyond one year. Rental increases are expected to offset anticipated increased property operating expenses.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to the consolidation of our subsidiaries, recognition of our revenues, allowances for bad debts, accruals, asset impairments, other investments, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies during the three months ended September 30, 2025.

INCOME TAXES

We apply ASC 740 to account for income taxes. Significant judgment is required to estimate the future tax consequences of events recognized in our condensed consolidated financial statements and tax returns, including the realizability of deferred tax assets and the effects of changes in tax laws or their interpretation. Our income tax returns are subject to examination by the IRS and other taxing authorities; changes in our assessment of these matters could materially affect our consolidated financial statements. We evaluate tax positions taken or expected to be taken on a tax return and recognize benefits only when it is more-likely-than-not that the position will be sustained upon examination, based on the technical merits and assuming full knowledge by the taxing authority. For positions that meet this threshold, the recognized benefit is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. Positions that do not meet the recognition threshold are not recognized. Estimates, assumptions, and judgments are inherent in these evaluations, and changes in our assessments could materially affect our consolidated financial statements. We recognize interest and penalties related to uncertain tax positions in income tax expense.

DEFERRED INCOME TAXES – VALUATION ALLOWANCE

We assess the realizability of deferred tax assets (“DTA”) each reporting period on a jurisdiction-by-jurisdiction basis. A valuation allowance is recorded when it is more-likely-than not that some or all DTAs will not be realized. In forming this conclusion, we weigh all available positive and negative evidence, placing significant weight on objectively verifiable evidence, including recent financial results.

Cumulative pre-tax losses over the preceding three years constitute significant negative evidence that DTAs may not be realizable, while cumulative pre-tax income provides objective positive evidence of our ability to generate taxable income. Consistent with GAAP, when there is a recent history of pre-tax losses, limited or no weight is placed on forecasts in assessing DTA realizability. When relevant, we use systematic and logical scheduling to estimate the timing of reversal of temporary differences (i.e., when deferred tax liabilities will generate taxable income and when DTAs will generate deductions). These assessments require assumptions and judgements and are inherently complex and subjective. Significant judgment will also be required to determine the timing and amount of any future release of the valuation allowance should our evidence change.

HOTEL ASSETS AND DEFINITE-LIVED INTANGIBLE ASSETS

We review hotel property and equipment and definite-lived intangible assets (together, “long-lived assets”) each quarter and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We generally assess recoverability at the property (asset-group) level – the lowest level for which identifiable cash flows are largely independent.

When indicators of impairment exist, we compare the carrying amount to the sum of the asset group’s undiscounted cash flows expected from use and eventual disposition. If not recoverable we measure an impairment loss as the excess of carrying amount over fair value. Fair value is estimated using market and/or income approaches, which require significant judgment, including assumptions about occupancy, ADR/RevPAR, operating margins, required capital expenditures, terminal values, and market discount and capitalization rates. Our indicators of impairment assessment considers industry conditions, property location, market dynamics, historical performance, and property-specific facts available at the time; conclusions may vary period to period as facts change.

Changes in economic or operating conditions could result in future impairment charges. Historically, changes in estimates used in our process have not resulted in material subsequent-period impairment charges.

There were no indicators of impairment for our hotel investments or definite-lived intangible assets, and no impairment losses were recorded for the three months ended September 30, 2025 and 2024, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” and therefore we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness related to the design and operation of controls over the interpretation and accounting for stock compensation.

In light of this material weakness, management performed additional analysis and other procedures to ensure the financial statements this Form 10-Q are prepared in conformity with U.S. GAAP. Management believes the financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented.

Management is in the process of remediating the material weakness and plans to: (i) formalize and implement a comprehensive stock-based compensation accounting policy, including grant-date measurement, modification accounting, and related income-tax effects; (ii) enhance review controls over the classification and valuation of awards, supported by a documented checklist and calendar; (iii) provide targeted training to accounting personnel; and (iv) engage an external technical accounting resource to assist with complex or non-routine equity transactions until internal expertise is fully established. Management will monitor the effectiveness of these actions and will consider the material weakness remediated when the enhanced controls operate for a sufficient period and are tested successfully.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Portsmouth Square, Inc., through Justice Investors Operating Company, LLC (the “Company”), owns the real property at 750 Kearny Street in San Francisco, which is improved with a 27-story building that houses a Hilton-branded hotel (the “Property”). In connection with City approvals in the early 1970s, the Company constructed an ornamental overhead pedestrian bridge spanning Kearny Street to the City’s Portsmouth Square park and underground garage (the “Bridge”), pursuant in part to a Major Encroachment Permit (the “Permit”).

On May 24, 2022, the City purported to revoke the Permit and, on June 13, 2022, directed the Company to submit a general bridge removal and site restoration plan (the “Plan”) at the Company’s expense. The Company disputes the legality of the purported revocation and the existence of any obligation to fund removal. Company representatives participated in meetings with the City on and after August 1, 2019 regarding a potential collaborative removal process; until the 2022 purported revocation, City representatives repeatedly indicated that the City would bear the costs of any removal.

Without waiving any rights, and to evaluate available options and respond to the City’s directives, the Company has engaged a project manager, structural engineer, and architect to advise on the Plan for Bridge removal and reconstruction of the Property’s Kearny Street frontage. The Company continues to work with the City on approvals and permits and is discussing both process and financial responsibility. Those discussions are expected to continue at least through the fourth quarter of 2025. A final Plan is not expected to be completed and approved until winter 2025; permits for Bridge demolition are unlikely to be obtained in the first quarter of 2026, and demolition is unlikely to commence before June 2026.

At this time, the Company cannot reasonably estimate a loss or range of loss related to this matter, and no liability has been recorded. If and when an estimate becomes reasonably possible, the Company will record an accrual or disclose a range of reasonably possible loss, as appropriate.

Item 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information required by this Item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sale of equity securities and no proceeds from such sales during the three months ended September 30, 2025.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K. There is no additional information required to be disclosed in this Item.

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

THE INTERGROUP CORPORATION (Registrant)

Date:	November 12, 2025	by	/s/ John V. Winfield
John V. Winfield, President, Chairman of the Board and Chief Executive Officer

Date:	November 12, 2025	by	/s/ Ann Marie Blair
Ann Marie Blair
Principal Financial Officer

-31-