Form 10-Q
period 2025-12-31
INTERGROUP CORP
filed 2026-02-12
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes ☒ No

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	INTG	The Nasdaq Capital Market

The number of shares outstanding of registrant’s common stock, as of February 12, 2026 was 2,148,812.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025
As of	(unaudited)	June 30, 2025

ASSETS
Investment in Hotel, net	$39,112,000	$39,519,000
Investment in real estate, net	44,171,000	45,253,000
Investment in marketable securities	926,000	969,000
Cash and cash equivalents	6,576,000	5,084,000
Restricted cash	8,391,000	10,058,000
Other assets, net	1,961,000	2,189,000
Assets held for sale	-	1,029,000
Total assets	$101,137,000	$104,101,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$11,661,000	$12,672,000
Accounts payable and other liabilities	3,745,000	3,292,000
Other notes payable	1,696,000	1,979,000
Deferred tax liability	5,350,000	5,348,000
Mortgage notes payable - Hotel, net	102,013,000	101,519,000
Mortgage notes payable - real estate, net	91,218,000	93,595,000
Total liabilities	215,683,000	218,405,000

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,459,888 and 3,459,888 issued; 2,148,812 and 2,154,405 outstanding, respectively	38,000	38,000
Additional paid-in capital	3,642,000	3,614,000
Accumulated deficit	(67,000,000)	(67,980,000)
Treasury stock, at cost, 1,311,076 and 1,305,483 shares, respectively	(21,860,000)	(21,787,000)
Total InterGroup shareholders’ deficit	(85,180,000)	(86,115,000)
Noncontrolling interest	(29,366,000)	(28,189,000)
Total shareholders’ deficit	(114,546,000)	(114,304,000)

Total liabilities and shareholders’ deficit	$101,137,000	$104,101,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended December 31,	2025	2024
Revenues:
Hotel	$12,661,000	$9,965,000
Real estate	4,640,000	4,476,000
Total revenues	17,301,000	14,441,000

Costs and operating expenses:
Hotel operating expenses	(10,427,000)	(9,055,000)
Real estate operating expenses	(2,419,000)	(2,208,000)
Depreciation and amortization expenses	(1,700,000)	(1,648,000)
General and administrative expenses	(740,000)	(677,000)
Total costs and operating expenses	(15,286,000)	(13,588,000)

Income from operations	2,015,000	853,000

Other (expense) income:
Interest expense - mortgages	(3,156,000)	(3,530,000)
Net unrealized loss on marketable securities	(39,000)	(1,002,000)
Net realized gain on marketable securities	-	404,000
Gain on sale of real estate	3,508,000	-
Dividend and interest income	2,000	34,000
Trading and margin interest expense	(303,000)	(337,000)
Total other income (expense), net	12,000	(4,431,000)

Income (loss) before income taxes	2,027,000	(3,578,000)
Income tax expense	(1,065,000)	(119,000)
Net income (loss)	962,000	(3,697,000)
Net income (loss) attributable to the noncontrolling interest	553,000	972,000
Net income (loss) attributable to The InterGroup Corporation	$1,515,000	$(2,725,000)

Net income (loss) per share attributable to The InterGroup Corporation
Basic	$0.71	$(1.26)
Diluted	$0.71	$(1.26)

Weighted average number of basic common shares outstanding	2,148,812	2,165,906
Weighted average number of diluted common shares outstanding	2,148,812	2,165,906

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the six months ended December 31,	2025	2024
Revenues:
Hotel	$25,079,000	$21,785,000
Real estate	10,135,000	9,562,000
Total revenues	35,214,000	31,347,000

Costs and operating expenses:
Hotel operating expenses	(20,908,000)	(17,847,000)
Real estate operating expenses	(4,757,000)	(4,665,000)
Depreciation and amortization expenses	(3,356,000)	(3,316,000)
General and administrative expenses	(1,446,000)	(1,537,000)
Total costs and operating expenses	(30,467,000)	(27,365,000)

Income from operations	4,747,000	3,982,000

Other (expense) income:
Interest expense - mortgages	(6,414,000)	(7,044,000)
Net unrealized gain (loss) on marketable securities	76,000	(214,000)
Net realized gain (loss) on marketable securities	21,000	(255,000)
Gain on sale of real estate	3,508,000	-
Dividend and interest income	4,000	121,000
Trading and margin interest expense	(600,000)	(661,000)
Total other expense, net	(3,405,000)	(8,053,000)

Income (loss) before income taxes	1,342,000	(4,071,000)
Income tax expense	(1,539,000)	(478,000)
Net loss	(197,000)	(4,549,000)
Net income (loss) attributable to the noncontrolling interest	1,177,000	1,426,000
Net income (loss) attributable to The InterGroup Corporation	$980,000	$(3,123,000)

Net loss per share attributable to The InterGroup Corporation
Basic	$0.46	$(1.44)
Diluted	$0.46	$(1.44)

Weighted average number of basic common shares outstanding	2,149,976	2,169,683
Weighted average number of diluted common shares outstanding	2,149,976	2,169,683

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

			Additional			InterGroup		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2025	3,459,888	$38,000	$3,614,000	$(67,980,000)	$(21,787,000)	$(86,115,000)	$(28,189,000)	$(114,304,000)
Net loss	-	-	-	(535,000)	-	(535,000)	(624,000)	(1,159,000)
Stock options expense	-	-	20,000	-	-	20,000	-	20,000
Purchase of treasury stock	-	-	-	-	(73,000)	(73,000)	-	(73,000)
Balance at September 30, 2025	3,459,888	38,000	3,634,000	(68,515,000)	(21,860,000)	(86,703,000)	(28,813,000)	(115,516,000)
Net income (loss)	-	-	-	1,515,000	-	1,515,000	(553,000)	962,000
Stock options expense	-	-	8,000	-	-	8,000	-	8,000
Balance at December 31, 2025	3,459,888	$38,000	$3,642,000	$(67,000,000)	$(21,860,000)	$(85,180,000)	$(29,366,000)	$(114,546,000)

			Additional			InterGroup		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2024	3,459,888	$38,000	$3,648,000	$(62,632,000)	$(21,393,000)	$(80,339,000)	$(26,128,000)	$(106,467,000)
Net loss	-	-	-	(398,000)	-	(398,000)	(454,000)	(852,000)
Stock options expense	-	-	45,000	-	-	45,000	-	45,000
Purchase of treasury stock	-	-	-	-	(205,000)	(205,000)	-	(205,000)
Balance at September 30, 2024	3,459,888	38,000	3,693,000	(63,030,000)	(21,598,000)	(80,897,000)	(26,582,000)	(107,479,000)
Net loss	-	-	-	(2,725,000)	-	(2,725,000)	(972,000)	(3,697,000)
Stock options expense	-	-	20,000	-	-	20,000	-	20,000
Investment in Portsmouth	-	-	(139,000)	-	-	(139,000)	138,000	(1,000)
Purchase of treasury stock	-	-	-	-	(178,000)	(178,000)	-	(178,000)
Balance at December 31, 2024	3,459,888	$38,000	$3,574,000	$(65,755,000)	$(21,776,000)	$(83,919,000)	$(27,416,000)	$(111,335,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the six months ended December 31,	2025	2024
Cash flows from operating activities:
Net loss	$(197,000)	$(4,549,000)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	3,356,000	3,316,000
Amortization of loan costs	557,000	748,000
Amortization of other notes payable	(283,000)	(125,000)
Gain from sale of real estate	(3,508,000)	-
Deferred taxes	2,000	-
Unrealized (gain) loss on marketable securities	(76,000)	214,000
Stock compensation expense	28,000	65,000
Changes in operating assets and liabilities:
Investment in marketable securities	119,000	1,583,000
Other assets, net	241,000	(690,000)
Accounts payable and other liabilities - Hotel	(1,011,000)	2,342,000
Accounts payable and other liabilities	453,000	(810,000)
Obligations for securities sold	-	485,000
Net cash (used in) provided by operating activities	(319,000)	2,579,000

Cash flows from investing activities:
Payments for hotel investments	(1,432,000)	(615,000)
Payments for real estate investments	(521,000)	(899,000)
Proceeds from sale of real estate, net	4,472,000	-
Insurance proceeds for property damage claims	85,000	-
Payments for investment in Portsmouth	-	(1,000)
Net cash provided by (used in) investing activities	2,604,000	(1,515,000)

Cash flows from financing activities:
Payments of mortgage, financed leases and other notes payable	(606,000)	(4,789,000)
Proceeds from refinance of mortgage notes payable	-	9,800,000
Payoff mortgage indebtedness	(1,834,000)	-
Purchase of treasury stock	(73,000)	(383,000)
Net cash (used in) provided by financing activities	(2,513,000)	4,628,000

Net (decrease) increase in cash, cash equivalents and restricted cash	(228,000)	5,692,000
Cash, cash equivalents and restricted cash at the beginning of the period	15,195,000	8,694,000
Cash, cash equivalents and restricted cash at the end of the period	$14,967,000	$14,386,000
Supplemental information:
Interest paid	$4,966,000	$3,883,000
Taxes paid	$-	$25,000

The Company had cash and cash equivalents of $6,576,000 as of December 31, 2025. The Company had restricted cash of $8,391,000 as of December 31, 2025.

The Company had cash and cash equivalents of $5,092,000 (including $8,000 classified as held for sale) as of June 30, 2025. The Company had restricted cash of $10,103,000 (including $45,000 classified as held for sale) as of June 30, 2025.

Cash flows associated with the Los Angeles property classified as held for sale are included within the respective operating, investing, and financing activities of continuing operations in the condensed consolidated statements of cash flows.

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of The InterGroup Corporation (“InterGroup” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) interim financial information and the applicable of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the interim periods presented are not necessarily indicative of results expected for the full fiscal year. The unaudited condensed consolidated financial statements include the accounts of our wholly owned and majority-owned subsidiaries (intercompany balances and transactions are eliminated in consolidation).

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of InterGroup and the notes therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025. The June 30, 2025 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company’s Form 10-K for the year ended June 30, 2025.

InterGroup consolidates its majority-owned subsidiaries, including Portsmouth Square, Inc. (“Portsmouth”), and all intercompany balances and transactions are eliminated. As of December 31, 2025, InterGroup owned approximately 75.9% of Portsmouth’s outstanding common shares.

InterGroup’s activities include: (i) hospitality through Portsmouth’s ownership of the Hilton San Francisco Financial District (consolidated in InterGroup’s financial statements), and (ii) real estate investment and rental operations (apartment complexes, a commercial property, and certain strategic single-family holdings), primarily located in Texas and Southern California.

The preparation of interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

There have been no material changes to the Company’s significant accounting policies during the six months ended December 31, 2025. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 for a summary of the significant accounting policies.

As previously disclosed, Portsmouth completed a refinancing in March 2025 that extended maturity and improved liquidity. As a result, substantial doubt regarding Portsmouth’s ability to continue as a going concern was alleviated as of June 30, 2025. See Portsmouth’s Annual Report on Form 10-K for the year ended June 30, 2025 for additional information.

See Portsmouth’s Annual Report on Form 10K for the year ended June 30, 2025, for additional information regarding cash-management/lockbox provisions related to the Hotel financing.

Recently Issued and Adopted Accounting Pronouncements

The Company’s Annual Report on Form 10-K for the year ended June 30, 2025, filed with the SEC on September 29, 2025, contains a discussion on the recently issued accounting pronouncements. As of December 31, 2025, there was no material impact from the recent adoption of new accounting pronouncements, nor is expected material impact from recently issued accounting pronouncements yet to be adopted, on the Company’s condensed consolidated financial statements. Management does not expect recently issued accounting pronouncements not yet adopted to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2 - LIQUIDITY

Historically, the Company has relied primarily on cash flows generated from its real estate operations, including its multifamily properties, as its primary source of liquidity. The Company’s consolidated results also include Hotel operations conducted through Portsmouth, which owns and operates the Hilton San Francisco Financial District (the “Hotel”). The discussion of the San Francisco hospitality market below describes trends affecting the Hotel’s operating results and Portsmouth’s liquidity within the Company’s consolidated group. However, the pace of recovery in the San Francisco hospitality market remains slower than anticipated due to several factors, including a sustained decline in business travel driven by remote work trends, as well as broader municipal challenges such as safety concerns, homelessness, and increased crime. These conditions have limited demand in key customer segments and shifted the Hotel’s revenue base toward lower-yielding leisure travel.

Net cash used in operating activities was $319,000 for the six months ended December 31, 2025 and reflects the Company’s consolidated results, including cash flows from its real estate operations, Hotel operations conducted through Portsmouth, and working capital changes. In response to ongoing market pressures affecting the San Francisco hospitality market, Portsmouth has implemented several capital preservation initiatives, including deferral of non-essential capital projects, temporary suspension of certain Hotel services, renegotiation of vendor agreements, and reduction of controllable operating expenses. During the six months ended December 31, 2025, Portsmouth continued to invest in property enhancements, incurring capital expenditure of $1,432,000. These expenditures included the renovation of 14 guest rooms, which had previously been utilized as administrative offices and other uses, and were returned to the Hotel’s available room inventory upon completion in September 2025 (See Note 4). During the same period, the Company made capital improvements in the amount of $521,000 to its multi-family and commercial real estate.

As of December 31, 2025, the Company had:

●	Cash and cash equivalents of $6,576,000 (compared to $5,092,000 including $8,000 classified as held for sale, as of June 30, 2025);

●	Restricted cash of $8,391,000 (compared to $10,103,000, including $45,000 classified as held for sale, as of June 30, 2025);

●	Marketable securities, net of margin balances, of $926,000 (compared to $969,000 as of June 30, 2025). These marketable securities are considered liquid and available for short-term needs.

Related Party Financing

See Note 12 – Related Party Transactions

Real Estate

In December 2025, the Company disposed of a non-core 12-unit multifamily property in Los Angeles for $4,850,000. The property had been classified as held for sale at June 30, 2025. Net cash proceeds from the sale were approximately $2,577,000 after the payoff of mortgage debt of approximately $1,834,000.

During the six months ended December 31, 2025, the Company did not enter into any new financing arrangements, modifications, or refinancings related to its real estate properties, and there were no material changes to the terms, maturities, or covenants of its existing debt instruments.

Liquidity Outlook

The Company’s liquidity position remains stable following Portsmouth’s refinancing completed on March 28, 2025 of its senior mortgage and mezzanine debt. See Portsmouth’s Annual Report on Form 10-K for the year ended June 30, 2025 for additional information regarding the refinancing, including maturities, interest terms, covenants, and cash-management provisions. During the six months ended December 31, 2025, the Company did not enter into any additional financing arrangement or refinancings and all debt obligations were current and in compliance with applicable covenants. The Company remains current on all debt service obligations, and management’s forecasts indicate adequate liquidity for the twelve-month period following the issuance of these condensed consolidated financial statements.

Forward-looking risks remain primarily tied to the performance of the San Francisco hospitality market, including:

●	The pace of recovery in business travel;

●	Competitive dynamics among local hotels;

●	Broader municipal issues affecting the city’s perception among travelers; and

●	Potential impacts from macroeconomic trends on leisure travel demand.

Management will continue to monitor these market-specific conditions and adjust operations, capital allocation, and marketing strategies to maintain the Hotel’s competitive position.

The Hotel debt and cash-management/lockbox arrangements are maintained at Portsmouth’s subsidiary level; while these provisions may limit distributions upstream to InterGroup while in effect, they do not encumber InterGroup’s non-Hotel properties or parent-level liquidity. InterGroup’s exposure to the Hotel financing is limited to its guaranties of specified non-recourse carve-outs and defined springing recourse events (see Portsmouth’s Annual Report on Form 10-K for the year ended June 30, 2025).

The following table summarizes the Company’s material contractual cash obligations as of December 31, 2025, including principal and estimated interest payments, by contractual maturity. Estimated interest amounts are based on contractual terms in effect as of December 31, 2025 and assume scheduled payments are made when due. The table does not reflect potential extension options, prepayments, refinancings, or other modifications that could affect the timing or amounts of future payments.

		6 Months	Year	Year	Year	Year
	Total	2026	2027	2028	2029	2030	Thereafter
Mortgage and subordinated notes payable	$195,315,000	$594,000	$104,858,000	$6,589,000	$1,846,000	$16,033,000	$65,395,000
Other notes payable	1,696,000	283,000	463,000	317,000	317,000	316,000	-
Interest	36,235,000	5,775,000	14,761,000	2,643,000	2,578,000	2,434,000	8,044,000
Total	$233,246,000	$6,652,000	$120,082,000	$9,549,000	$4,741,000	$18,783,000	$73,439,000

NOTE 3 – REVENUE

Our revenue from real estate is primarily rental income from residential and commercial property leases that is accounted for under ASC 842, Leases, and is recognized on a straight-line basis over the lease term. Rental income from residential leases is generally recognized as earned on a monthly basis, consistent with lease terms.

The following table presents Hotel revenues disaggregated by major revenue source for the three and six months ended December 31, 2025 and 2024:

For the three months ended December 31,	2025	2024
Hotel revenues:
Hotel rooms	$11,055,000	$8,401,000
Food and beverage	620,000	654,000
Garage	822,000	780,000
Other operating departments	164,000	130,000
Total Hotel revenue	$12,661,000	$9,965,000

For the six months ended December 31,	2025	2024
Hotel revenues:
Hotel rooms	$21,483,000	$18,511,000
Food and beverage	1,532,000	1,387,000
Garage	1,722,000	1,655,000
Other operating departments	342,000	232,000
Total Hotel revenue	$25,079,000	$21,785,000

Performance Obligations

We identified the following performance obligations for which revenue is recognized when (or as) the performance obligations are satisfied, in an amount that reflects the consideration we expect to be entitled to in exchange for providing the goods or services:

●	Cancelable room reservations or ancillary services are typically satisfied as the good or service is transferred to the Hotel guest, which is generally when the room stay occurs.

●	Non-cancelable room reservations and banquet or conference reservations represent a series of distinct goods or services provided, generally recognized daily over the stay or as banquet/conference services are rendered.

●	Other ancillary goods and services are purchased independently of the room reservation at standalone selling prices and are considered separate performance obligations, which are satisfied when the related good or service is provided to the Hotel guest.

●	Components of package reservations for which each component could be sold separately to other Hotel guests are considered separate performance obligations and are satisfied as set forth above.

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

We do not disclose the value of unsatisfied performance obligations for contracts with an expected length of one year or less. Due to the nature of our business, our revenue is not significantly impacted by refunds. Cash payments received in advance of guests staying at our Hotel are refunded if the guest cancels within the specified time period, before any services are rendered. Refunds related to service are generally recognized as an adjustment to the transaction price at the time the hotel stay occurs or services are rendered.

Contract Assets and Liabilities

The Company does not have any material contract assets as of December 31, 2025, and June 30, 2025, other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, and are presented net of an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

Portsmouth records contract liabilities when cash payments are received or due in advance of guests staying at Hotel, which are presented within accounts payable and other liabilities - Hotel on the Company’s condensed consolidated balance sheets. Contract liabilities had an opening balance of $505,000 at July 1, 2025. Contract liabilities were $1,196,000 as of December 31, 2025. The increase as of December 31, 2025 was primarily driven by an increase in advance deposits received from customers for services to be performed after December 31, 2025. During the six months ended December 31, 2025, we recognized $505,000 of revenue that was included in the contract liability balance at July 1, 2025.

Contract liabilities were $370,000 as of July 1, 2024 and increased to $462,000 as of December 31, 2024. During the six months ended December 31, 2024, we recognized $369,000 of revenue that was included in the contract liability balance at July 1, 2024.

Contract Costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of December 31, 2025 and June 30, 2025:

		Accumulated	Net Book
December 31, 2025	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(1,722,000)	83,000
Furniture and equipment	40,772,000	(34,178,000)	6,594,000
Building and improvements	70,382,000	(40,685,000)	29,697,000
Investment in Hotel, net	$115,697,000	$(76,585,000)	$39,112,000

		Accumulated	Net Book
June 30, 2025	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(1,665,000)	140,000
Furniture and equipment	41,195,000	(33,248,000)	7,947,000
Building and improvements	68,527,000	(39,833,000)	28,694,000
Investment in Hotel, net	$114,265,000	$(74,746,000)	$39,519,000

Finance lease ROU assets, furniture and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from 3 to 7 years. Building and improvements are recorded at cost and depreciated on a straight-line basis over estimated useful lives ranging from 15 to 39 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Construction-in-progress is not depreciated until the related assets are placed in service.

Depreciation expense related the Hotel for the six months ended December 31, 2025 and 2024 was $1,839,000 and $1,831,000, respectively, and is included in depreciation and amortization expense in the Company’s condensed consolidated statements of operations.

During the six months ended December 31, 2025, Portsmouth property enhancements, including the renovation of 14 guest rooms that were returned to available room inventory upon completion in September 2025 (see Note 2).

NOTE 5 – INVESTMENT IN REAL ESTATE, NET

At December 31, 2025, the Company’s investment in real estate consisted of twenty properties located throughout the United States. These properties include fifteen apartment complexes, three single-family houses as strategic investments, and one commercial real estate property. The Company also owns unimproved land located in Maui, Hawaii.

Investment in real estate consisted of the following:

As of	December 31, 2025	June 30, 2025
Land	$22,293,000	$22,293,000
Buildings, improvements and equipment	76,611,000	76,176,000
Accumulated depreciation	(56,663,000)	(55,146,000)
	42,241,000	43,323,000
Land held for development	1,930,000	1,930,000
Investment in real estate, net	$44,171,000	$45,253,000

In April 2025, the Company determined that one multifamily property located in Los Angeles met the criteria for classification as held for sale as of June 30, 2025. The property was sold in December 2025, and the Company recognized a gain on sale of $3,508,000 during the six months ended December 31, 2025 (see Note 15 – Disposition of Real Estate).

Building, improvements, and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 5 to 40 years. During the six months ended December 31, 2025, the Company invested $521,000 in capitalized improvements. Depreciation expense related to the Company’s investment in real estate for the six months ended December 31, 2025 and 2024 was $1,517,000 and $1,484,000, respectively.

NOTE 6 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equity securities. From time to time, the Company may also invest in income-producing securities, including equity securities of real estate-based companies and REITs.

As of December 31, 2025, and June 30, 2025, all of the Company’s marketable equity securities are measured at fair value with changes recognized in earnings in accordance with ASC 321. Unrealized gains and losses on these investments are included in earnings in the period of change. The portfolio is held in a brokerage account and may be subject to margin; see Note 2 for amounts presented net of margin balances.

The following table summarizes the Company’s marketable equity securities, measured at fair value, as of December 31, 2025 and June 30, 2025:

Investment	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Fair Value
As of December 31, 2025
Corporate Equities	$671,000	$256,000	$(1,000)	$255,000	$926,000
As of June 30, 2025
Corporate Equities	$790,000	$180,000	$(1,000)	$179,000	$969,000

In the table above, cost represents the original purchase cost and gross unrealized gains and gross unrealized gains and losses represent the difference between cost and fair value as of each balance sheet date. Amounts discussed in Note 2 are presented net of margin balances, if any.

The following tables present realized and unrealized gains (losses) on marketable securities for the three and six months ended December 31, 2025 and 2024, respectively:

For the three months ended December 31,	2025	2024
Net realized gain on marketable securities	$-	$404,000
Net unrealized loss on marketable securities	(39,000)	(1,002,000)
Net loss on marketable securities	$(39,000)	$(598,000)

For the six months ended December 31,	2025	2024
Net realized gain (loss) on marketable securities	$21,000	$(255,000)
Net unrealized gain (loss) on marketable securities	76,000	(214,000)
Net gain (loss) on marketable securities	$97,000	$(469,000)

NOTE 7 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments that not required to be measured at fair value on a recurring basis approximate fair value due to their short maturities (e.g., accounts receivable, other assets, accounts payable and other liabilities, and obligations for securities sold) or the nature and terms of the underlying arrangements (e.g., other notes payable and mortgage notes payable).

The assets and liabilities measured at fair value on a recurring basis are as follows:

As of	December 31, 2025	June 30, 2025
Assets:	Total - Level 1	Total - Level 1
Investment in marketable securities:
REITs and real estate companies	$925,000	$966,000
Technology	1,000	3,000
Total	$926,000	$969,000

Recurring fair value measurements include the following:

●	Marketable equity securities (Level 1): Quoted prices in active markets for identical assets.

●	Interest rate cap (Level 2): Valued using observable inputs including forward Term SOFR curves and implied volatilities from third-party pricing services; incorporates counterparty nonperformance risk where applicable.

In March 2025, Portsmouth, a consolidated subsidiary of the Company (through its affiliate Justice Operating Company, LLC), entered into an interest rate cap agreement (the “Interest Rate Cap”) with Goldman Sachs Bank USA in connection with a variable-rate mortgage loan. The Interest Rate Cap limits Term SOFR to 4.50% and has a notional amount equal to or greater than the outstanding principal balance of the loan. The Company paid a premium of approximately $136,000 at inception. Changes in the fair value of the Interest Rate Cap are recorded in Other Income (Expense) in the condensed consolidated statements of operations. The Interest Rate Cap is not designated as a hedging instrument under ASC 815 and is accounted for at fair value, with changes in fair value recognized in earnings each reporting period. The Interest Rate Cap is classified as a Level 2 within the ASC 820 fair value hierarchy (see Note 12).

The following table summarizes the fair value of the derivative instrument as of December 31, 2025:

Derivative Type	Notional Amount	Balance Sheet Classification	Fair Value	Fair Value Hierarchy
Interest Rate	$67,000,000	Other Assets	$5,000	Level 2

The Company did not record any material nonrecurring fair value measurements (e.g., long-lived asset impairments) during the six months ended December 31, 2025 or 2024. See Notes 4 and 5 for additional information regarding long-lived assets.

There have been no material changes to the Company’s fair value measurement methodologies or classification of instruments during the periods presented, and there were no transfers between levels 1, 2, and 3 during the six months ended December 31, 2025 or 2024.

NOTE 8 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

As of	December 31, 2025	June 30, 2025
Cash and cash equivalents	$6,576,000	$5,092,000
Restricted cash	8,391,000	10,103,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$14,967,000	$15,195,000

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less at the date of purchase. Amounts are recorded within “cash and cash equivalents” on the condensed consolidated balance sheets.

Restricted cash consists primarily of funds held in lender-controlled accounts (lockbox/cash-management structure) related to the Hotel’s mortgage and mezzanine financing, including escrows and reserves for real estate taxes and insurance, replacement/FF&E and capital additions, and other amounts required by the loan agreements. Restricted cash is classified within current or noncurrent assets on the condensed consolidated balance sheets based on the expected timing of use. These cash-management/lockbox provisions relate to the Hotel financing maintained at Portsmouth, a consolidated subsidiary of the Company (see Note 13 – Mortgage Notes Payable and Mezzanine Financing).

NOTE 9 – STOCK BASED COMPENSATION PLANS

The Company follows ASC Topic 718, Compensation – Stock Compensation, which addresses accounting for equity-based compensation arrangements, including employee stock options and restricted stock units.

For additional information regarding the Company’s stock-based compensation plans, see Note 15 – Stock Based Compensation Plans in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

There were no new stock option grants or modifications during the six months ended December 31, 2025.

Stock option valuation assumptions are consistent with those described in Note 15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

During the six months ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense of $28,000 and $65,000, respectively, related to stock options. As of December 31, 2025, the aggregate intrinsic value of options outstanding and exercisable was $3,126,000.

The following table summarizes the stock options activity from July 1, 2024 to December 31, 2025:

		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Oustanding at	July 1, 2024	269,195	$16.81	4.15 years	$1,187,000
Granted		-	-	-	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2025	269,195	16.81	3.15 years	$125,000
Exercisable at	June 30, 2025	257,195	$15.57	3.30 years	$125,000
Vested and expected to vest at	June 30, 2025	269,195	$16.81	3.15 years	$125,000

Oustanding at	July 1, 2025	269,195	$16.81	3.15 years	$125,000
Granted		-	-	-	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	December 31, 2025	269,195	16.81	2.65 years	$3,126,000
Exercisable at	December 31, 2025	263,195	$16.54	2.71 years	$3,126,000
Vested and expected to vest at	December 31, 2025	269,195	$16.81	2.65 years	$3,126,000

As of December 31, 2025, unrecognized compensation cost related to unvested stock options was not material and is expected to be recognized over a weighted-average period of approximately 1.55 years. Cash received from option exercises was $0 for each of the six months ended December 31, 2025 and 2024, and the total intrinsic value of options exercised was also $0 for those periods. Weighted-average grant-date fair value of options granted was not applicable for 2025 (no grants) and was not material for 2024. Approximately 14,000 shares remained available for future grant under the 2010 Incentive Plan as of December 31, 2025, consistent with the Equity Compensation Plan Information table included in the Company’s Form 10-K for the year ended June 30, 2025.

NOTE 10 – SEGMENT INFORMATION

The Company operates in three reportable segments: (i) Hotel Operations (the Hilton San Francisco Financial District and its five-level parking garage), (ii) Real Estate Operations (the multifamily and commercial rental portfolio), and (iii) Investment Transactions (investment of cash in marketable securities and other investments). The chief operating decision maker (“CODM”) is a group of senior executives who collectively use segment results to evaluate performance and allocate resources based on the information described below.

Segment results are evaluated using segment income (loss), which reflects revenues from external customers less segment operating expenses, including property operating expenses, utilities, real estate taxes, insurance and certain general and administrative expenses, as presented in the table below. Segment income (loss) excludes interest expense, depreciation and amortization, gain on sale of real estate, net gains (losses) from investments, gains (losses) on extinguishment of debt, and income taxes, which are reflected below segment income (loss) as reconciling items to consolidated income (loss). There are no intersegment revenues. “Corporate” consists primarily of unallocated corporate general and administrative costs and other items not allocated to the reportable segments.

All long-lived assets and revenues are attributable to operations in the United States.

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2025	Operations	Operations	Transactions	Corporate	Total
Revenues	$12,661,000	$4,640,000	$-	$-	$17,301,000
Property operating expenses	(9,208,000)	(1,114,000)	-	-	(10,322,000)
Utilities	(397,000)	(354,000)	-	-	(751,000)
Real estate taxes	(588,000)	(579,000)	-	-	(1,167,000)
Insurance	(234,000)	(372,000)	-	-	(606,000)
General and administrative	-	-	-	(740,000)	(740,000)
Segment income (loss)	2,234,000	2,221,000	-	(740,000)	3,715,000
Interest expense - mortgage	(2,385,000)	(771,000)	-	-	(3,156,000)
Depreciation and amortization expense	(940,000)	(760,000)	-	-	(1,700,000)
Gain from sale of real estate		3,508,000			3,508,000
Loss from investments	-	-	(340,000)	-	(340,000)
Income tax expense	-	-	-	(1,065,000)	(1,065,000)
Net (loss) income	$(1,091,000)	$4,198,000	$(340,000)	$(1,805,000)	$962,000
Total assets	$48,969,000	$44,171,000	$926,000	$7,071,000	$101,137,000

As of and for the three months	Hotel	Real Estate	Investment
ended December 31, 2024	Operations	Operations	Transactions	Corporate	Total
Revenues	$9,965,000	$4,476,000	$-	$-	$14,441,000
Property operating expenses	(7,973,000)	(892,000)	-	-	(8,865,000)
Utilities	(432,000)	(337,000)	-	-	(769,000)
Real estate taxes	(429,000)	(565,000)	-	-	(994,000)
Insurance	(221,000)	(414,000)	-	-	(635,000)
General and administrative	-	-	-	(677,000)	(677,000)
Segment income (loss)	910,000	2,268,000	-	(677,000)	2,501,000
Interest expense - mortgage	(2,845,000)	(685,000)	-	-	(3,530,000)
Depreciation and amortization expense	(903,000)	(745,000)	-	-	(1,648,000)
Loss from investments	-	-	(901,000)	-	(901,000)
Income tax expense	-	-	-	(119,000)	(119,000)
Net (loss) income	$(2,838,000)	$838,000	$(901,000)	$(796,000)	$(3,697,000)
Total assets	$44,777,000	$46,957,000	$5,657,000	$13,203,000	$110,594,000

For the three months ended December 31, 2025, segment income increased to $3,715,000 from $2,501,000 for the three months ended December 31, 2024, reflecting improved results in Hotel Operations and relatively stable results in Real Estate Operations. Hotel Operations segment income increased to $2,234,000 from $910,000, while Real Estate Operations segment income was $2,221,000 compared to $2,268,000. Corporate expense increased to $740,000 from $677,000. Net income was $962,000 for the three months ended December 31, 2025, compared to net loss of $3,697,000 for the three months ended December 31, 2024, primarily reflecting a gain on sale of real estate of $3,508,000 in 2025 (none in 2024), a decrease in loss from investments to $340,000 from $901,000, and a decrease in mortgage interest expense to $3,156,000 from $3,530,000, partially offset by income tax expense of $1,065,000 in 2025 compared to $119,000 in 2024.

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2025	Operations	Operations	Transactions	Corporate	Total
Revenues	$25,079,000	$10,135,000	$-	$-	$35,214,000
Property operating expenses	(18,375,000)	(2,152,000)	-	-	(20,527,000)
Utilities	(943,000)	(676,000)	-	-	(1,619,000)
Real estate taxes	(1,080,000)	(1,153,000)	-	-	(2,233,000)
Insurance	(510,000)	(776,000)	-	-	(1,286,000)
General and administrative	-	-	-	(1,446,000)	(1,446,000)
Segment income (loss)	4,171,000	5,378,000	-	(1,446,000)	8,103,000
Interest expense - mortgage	(4,878,000)	(1,536,000)	-	-	(6,414,000)
Depreciation and amortization expense	(1,839,000)	(1,517,000)	-	-	(3,356,000)
Gain from sale of real estate		3,508,000	-	-	3,508,000
Loss from investments	-	-	(499,000)	-	(499,000)
Income tax expense	-	-	-	(1,539,000)	(1,539,000)
Net (loss) income	$(2,546,000)	$5,833,000	$(499,000)	$(2,985,000)	$(197,000)
Total assets	$48,969,000	$44,171,000	$926,000	$7,071,000	$101,137,000

As of and for the six months	Hotel	Real Estate	Investment
ended December 31, 2024	Operations	Operations	Transactions	Corporate	Total
Revenues	$21,785,000	$9,562,000	$-	$-	$31,347,000
Property operating expenses	(15,452,000)	(2,003,000)	-	-	(17,455,000)
Utilities	(1,017,000)	(679,000)	-	-	(1,696,000)
Real estate taxes	(956,000)	(1,108,000)	-	-	(2,064,000)
Insurance	(422,000)	(875,000)	-	-	(1,297,000)
General and administrative	-	-	-	(1,537,000)	(1,537,000)
Segment income (loss)	3,938,000	4,897,000	-	(1,537,000)	7,298,000
Interest expense - mortgage	(5,669,000)	(1,375,000)	-	-	(7,044,000)
Depreciation and amortization expense	(1,832,000)	(1,484,000)	-	-	(3,316,000)
Loss from investments	-	-	(1,009,000)	-	(1,009,000)
Income tax expense	-	-	-	(478,000)	(478,000)
Net (loss) income	$(3,563,000)	$2,038,000	$(1,009,000)	$(2,015,000)	$(4,549,000)
Total assets	$44,777,000	$46,957,000	$5,657,000	$13,203,000	$110,594,000

For the six months ended December 31, 2025, segment income increased to $8,103,000 from $7,298,000 for the six months ended December 31, 2024. Hotel Operations segment income increased to $4,171,000 from $3,938,000, and Real Estate Operations segment income increased to $5,378,000 from $4,897,000. Corporate expense was $1,446,000 compared to $1,537,000. Net loss was $197,000 for the six months ended December 31, 2025, compared to net loss of $4,549,000 for the six months ended December 31, 2024, primarily reflecting a gain on sale of real estate of $3,508,000 in 2025 (none in 2024), a decrease in loss from investments to $499,000 from $1,009,000, and a decrease in mortgage interest expense to $6,414,000 from $7,044,000, partially offset by income tax expense of $1,539,000 in 2025 compared to $478,000 in 2024.

NOTE 11 – OTHER NOTES PAYABLE

The following summarizes the balances of other notes payable as of December 31, 2025 and June 30, 2025, respectively:

As of	December 31, 2025	June 30, 2025
Note payable - Hilton	$1,425,000	$1,583,000
Note payable - Aimbridge	271,000	396,000
Total related party and other notes payable	$1,696,000	$1,979,000

Hilton Development Incentive

The note payable to Hilton (the franchisor) represents a self-exhausting, interest-free development incentive that is reduced by approximately $317,000 annually through January 2030, provided the Hotel continues to operate as a Hilton franchise.

Hotel Management Key Money

On February 1, 2017, Justice Operating Company, LLC (“Operating”) entered into a Hotel Management Agreement (the “HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, with an effective takeover date of February 3, 2017. The term of the HMA is for an initial period of 10 years and automatically renews for up to five additional years in aggregate, subject to certain conditions. The HMA also provides for Aimbridge to advance a “key money” incentive payment to the Hotel for capital improvements in the amount of $2,000,000 pursuant to a separate key money agreement. The key money contribution is amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. The unamortized portion of the key money was $271,000 and $396,000 at December 31, 2025, and June 30, 2025, respectively, and is included in other notes payable in the condensed consolidated balance sheets.

Future expected reductions of the carrying amounts of other notes payable (including amortization of the Aimbridge key money and the scheduled reductions of the Hilton development incentive) are as follows:

For the year ending June 30,	Amount

2026 (6 months)	$283,000
2027	463,000
2028	317,000
2029	317,000
2030	316,000
Thereafter	-
$1,696,000

NOTE 12 – RELATED PARTY TRANSACTIONS

To supplement its liquidity position, Portsmouth maintains access to an unsecured loan facility made available by the Company (the “Facility”). The initial facility, dated July 2, 2014, has undergone several amendments. In March 2025, the Facility was amended to (i) increase the available borrowing capacity to $40,000,000, and (ii) extend the maturity date to July 31, 2027, and the facility bears interest at 9%. As of December 31, 2025, the outstanding loan balance was $38,108,000, with no principal repayments made to date, and is payable at maturity. Amounts due under the facility are eliminated in consolidation. See Note 1 for the Company’s consolidation policy.

Four of the Portsmouth directors serve as directors of InterGroup. The Company’s Chief Operating Officer, David C. Gonzalez, was elected President of Portsmouth in May 2021. The Company’s director and Chairman of the Audit Committee, William J. Nance, also serves as a director of Portsmouth.

As Chairman of the Executive Strategic Real Estate and Securities Investment Committee, the Company’s President and Chief Executive Officer (CEO), John V. Winfield, directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Mr. Winfield also serves as Chief Executive Officer and Chairman of the Board of Portsmouth and oversees the investment activity of Portsmouth. Effective June 2016, Mr. Winfield became the Managing Director of Justice and served in that position until the dissolution of Justice in December 2021. Depending on certain market conditions and various risk factors, the Chief Executive Officer and Portsmouth (a consolidated subsidiary) may, at times, invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of the Chief Executive Officer and the resources of Portsmouth, at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

NOTE 13 – MORTGAGE NOTES PAYABLE AND MEZZANINE FINANCING

The Company’s mortgage notes payable consist of (i) the senior mortgage loan secured by the Hilton San Francisco Financial District hotel (the “Hotel”), maintained at Portsmouth, a consolidated subsidiary of the Company, and (ii) mortgage loans secured by the Company’s non-hotel real estate properties. The following table summarizes the schedule maturities of mortgage notes payable as of December 31, 2025:

For the year ending June 30,	Amount
2026 (6 months)	$930,000
2027	106,663,000
2028	6,588,000
2029	1,845,000
2030	16,032,000
Thereafter	65,400,000
$197,458,000

Hotel Mortgage and Mezzanine Financing

The Company’s Annual Report on Form 10-K for the year ended June 30, 2025 includes a detailed description of the Hotel senior mortgage and mezzanine financing arrangements, including the March 28, 2025 refinancing and related covenants and cash-management provisions. There were no material changes to the terms of these arrangements during the six months ended December 31, 2025.

Cash-Management/Lockbox and Debt Service Coverage Ratio (“DSCR”) Provisions

The Hotel financing includes lender-controlled cash-management/lockbox arrangement pursuant to which Hotel receipts are deposited into controlled accounts and disbursed in accordance with approved budgets and waterfall provisions. Distributions are subject to DSCR and other conditions specified in the Loan Agreement. These cash-management provisions remain in effect under the current facilities.

Maturities and Interest

●	Senior Mortgage: $67,000,000 original principal; interest Term SOFR + 4.75% (with SOFR cap 4.50%); interest-only; initial maturity April 9, 2027; three one-year extension options (subject to conditions). During the six months ended December 31, 2025, decreases in Term SOFT reduced the effective interest rate on the senior mortgage. Because the senior mortgage is variable-rate, future changes in Term SOFT will affect the Company’s interest expense. Mezzanine: $36,300,000; 7.25% fixed; co-term/co-extension with senior.
●	Security: Senior – Hotel; Mezzanine – membership interest in Operating
●	Guarantor: Portsmouth (limited guaranty)

InterGroup Real Estate Mortgages (Non-Hotel)

In December 2025, the Company disposed of a non-core 12-unit multifamily property in Los Angeles. This property had been classified as held for sale at June 30, 2025.

During the six months ended December 31, 2025, the Company did not enter into any new financing arrangements, modifications, or refinancings related to its non-hotel real estate properties. All mortgage loans remained in good standing and in compliance with their terms and conditions.

NOTE 14 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the components of accounts payable and other liabilities as of December 31, 2025 and June 30, 2025:

As of	December 31, 2025	June 30, 2025

Trade payable	$2,222,000	$2,742,000
Advance deposits	1,426,000	743,000
Property tax payable	1,003,000	563,000
Payroll and related accruals	3,124,000	3,038,000
Mortgage interest payable	4,909,000	3,568,000
Withholding and other taxes payable	893,000	1,597,000
Security deposit	1,029,000	1,024,000
Franchise fees	249,000	1,649,000
Management fees payable	77,000	604,000
Other	474,000	436,000
Total accounts payable and other liabilities	$15,406,000	$15,964,000

Accounts payable and other liabilities consist primarily of amounts incurred in the ordinary course of business and are generally due within one year. Trade payables represent amounts owed to vendors for operating and capital items. Advance deposits consist primarily of customer deposits received in advance of providing services, including deposits related to Hotel stays and events (see Note 3). Accrued payroll and related liabilities include wages, bonuses, and employee-related accruals. Mortgage interest payable represents accrued interest on the Company’s mortgage debt (see Note 13). Withholding and other taxes payable consist primarily of payroll-related and other taxes owed. Security deposits primarily represent tenant deposits associated with the Company’s real estate operations. Franchise fees payable and management fees payable are relate to Hotel operations.

NOTE 15 – DISPOSITION OF REAL ESTATE

As previously disclosed, on February 24, 2025, the Company executed a listing agreement to market for sale a 12-unit multifamily property located in Los Angeles County, California, and the property was classified as held for sale as of June 30, 2025, after management determined that the criteria in ASC 360-10-45-9 were met. The sale was completed in December 2025 for a sales price of $4.85 million, resulting in a gain on sale of $3,508,000, which is included in gain on sale of real estate in the condensed consolidated statements of operations (see Note 5).

In connection with the sale, the related mortgage loan with an outstanding principal balance of $1,834,000 (fixed interest rate of 3.59% and a maturity date of June 23, 2026) was repaid in full at closing, and net cash proceeds from the sale after closing costs were approximately $2,577,000.

No assets were classified as held for sale as of December 31, 2025.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that the accompanying unaudited condensed consolidated financial statements were issued, and determined that no material subsequent events exist through the date of this filing that require recognition or additional disclosure in the accompanying unaudited condensed consolidated financial statements, other than as disclosed below.

On January 6, 2026, John C. Love notified Portsmouth Square, Inc. of his resignation from the Company’s Board of Directors, effective January 6, 2026. On that same date, the Board of Directors appointed Andrew Kaplan to serve as a director of the Company, effective immediately. These matters were disclosed in a Current Report on Form 8-K filed by the Company.

Item 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, statements regarding our business strategy; operating performance; financial condition and results of operations, liquidity and capital resources (including anticipated refinancing or repayment of indebtedness); capital expenditures; market conditions; and other plans and objectives. These statements are not historical facts and can be identified by words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “seeks,” “may,” “will,” “should,” “could,” and similar expressions.

Forward-looking statements are based on our current expectations and assumptions and involve risks and uncertainties that could cause actual results to differ materially. Important factors include, among others: general economic conditions; interest-rate and inflation trends; availability and terms of financing and refinancing; operating performance of the Hilton San Francisco Financial District and conditions in the San Francisco hospitality market; competitive dynamics in our hotel and real estate markets; labor availability and costs; regulatory and legal developments; property-level operating risks (including maintenance, tax and insurance costs); capital market conditions; and other risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and in other reports we file with the SEC. These risks and uncertainties are not exhaustive.

You should not place undue reliance on forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

RESULTS OF OPERATIONS

As of December 31, 2025, the Company owned approximately 75.9% of the common shares of Portsmouth Square, Inc. (“Portsmouth”). The Company’s principal sources of revenue are (i) revenues from the hotel operations conducted through Portsmouth, (ii) rental income from multifamily and commercial real estate, and (iii) income from the investment of cash and marketable securities and other investments. Portsmouth’s primary asset is the 558-room Hilton San Francisco Financial District and related facilities (including a five-level underground garage). The Company also generates income from its owned and in-house managed real estate, concentrated in Texas and Southern California.

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

The Company had net income of $962,000 for the three months ended December 31, 2025 compared to net loss of $3,697,000 for the three months ended December 31, 2024. Net income attributable to The InterGroup Corporation was $1,515,000 for the three months ended December 31, 2025 compared to a net loss attributable to The InterGroup Corporation of $2,725,000 for the three months ended December 31, 2024. The year-over-year improvement was primarily attributable to the $3,508,000 gain on sale of real estate and improved operating results (income from operations increased to $2,015,000 from $853,000), other expenses (expense), net was $12,000 compared to other expense of $4,431,000 in the prior-year period), partially offset by higher income tax expense. The change in other income (expense), net was primarily driven by a smaller net loss on marketable securities (net unrealized loss of $39,000 in 2025 compared to a net unrealized loss of $1,002,000 in 2024, which also included net realized gains of $404,000), partially offset by higher mortgage interest expense and trading and margin interest expense. Net loss attributable to the noncontrolling interest was $553,000 for the three months ended December 31, 2025 compared to $972,000 for the three months ended December 31, 2024.

Hotel Operations

The Company had net loss from Hotel operations of $1,091,000 for the three months ended December 31, 2025 compared to net loss of $2,838,000 for the three months ended December 31, 2024. The decrease in net loss primarily reflected higher revenues from returning renovated administrative office space to available room inventory, partially offset by higher operating expenses. The Hotel’s operating metrics average daily room rate, average occupancy and revenue per available room (“ADR, occupancy and RevPAR”) are presented below.

The following table sets forth a more detailed presentation of Hotel operations for the three months ended December 31, 2025 and 2024:

For the three months ended December 31,	2025	2024
Hotel revenues:
Hotel rooms	$11,055,000	$8,401,000
Food and beverage	620,000	654,000
Garage	822,000	780,000
Other operating departments	164,000	130,000
Total Hotel revenues	12,661,000	9,965,000
Operating expenses excluding depreciation and amortization	(10,427,000)	(9,055,000)
Operating income before interest expense,
depreciation and amortization	2,234,000	910,000
Interest expense - mortgage	(2,385,000)	(2,845,000)
Depreciation and amortization expense	(940,000)	(903,000)
Net loss from Hotel operations	$(1,091,000)	$(2,838,000)

For the three months ended December 31, 2025, total Hotel revenues were $12,661,000, compared to $9,965,000 for the three months ended December 31, 2024, an increase of $2,696,000, or 27%, primarily due to higher room revenue. Operating expenses (excluding depreciation and amortization) were $10,427,000 for the three months ended December 31, 2025, compared to $9,055,000 for the three months ended December 31, 2024, an increase of $1,372,000, or 15%. As a result, operating income before interest expense and depreciation and amortization increased to $2,234,000 from $910,000. Mortgage interest expense decreased to $2,385,000 from $2,845,000, and depreciation and amortization expense increased to $940,000 from $903,000. Net loss from Hotel operations decreased to $1,091,000 from $2,838,000.

The following table sets forth ADR, occupancy and RevPAR of the Hotel for the three months ended December 31, 2025 and 2024.

Three Months	Average	Average
Ended December 31,	Daily Rate	Occupancy %	RevPAR
2025	$234	92%	$215
2024	$190	88%	$168

Real Estate Operations

Revenue from real estate operations increased to $4,640,000 for the three months ended December 31, 2025 from $4,476,000 for the three months ended December 31, 2024, primarily reflecting higher rental revenues in the Company’s multifamily portfolio, including improved occupancy. Operating expenses increased to $2,419,000 from $2,208,000, reflecting higher labor-related costs and continued investments in property-level operational efficiency.

During the three months ended December 31, 2025, the Company recorded a $3,508,000 gain on the sale of a non-core multifamily property in Los Angeles County, which is included in gain on sale of real estate (see Note 15).

Investment Transactions

The Company had a net loss on marketable securities of $39,000 for the three months ended December 31, 2025 compared to a net loss of $598,000 for the three months ended December 31, 2024. For the three months ended December 31, 2025, the Company recorded a net unrealized loss of $39,000. Given the Company’s relatively modest marketable securities balances ($926,000 at December 31, 2025), period-to-period gains and losses are not expected to be material to consolidated results of operations or liquidity. See Note 6 – Investment in Marketable Securities. For the three months ended December 31, 2024, the Company had a net realized gain of $404,000 and a net unrealized loss of $1,002,000.

Six Months Ended December 31, 2025 Compared to Six Months Ended December 31, 2024

The Company had net loss of $197,000 for the six months ended December 31, 2025 compared to net loss of $4,549,000 for the six months ended December 31, 2024. Net income attributable to The InterGroup Corporation was $980,000 for the six months ended December 31, 2025 compared to a net loss attributable to The InterGroup Corporation of $3,123,000 for the six months ended December 31, 2024. The year-over-year improvement was primarily attributable to the $3,508,000 gain on sale of real estate and improved operating results (including an increase in income from operations to $4,747,000 from $3,982,000), partially offset by income tax expense and higher Hotel operating expenses due in part to the absence of a prior-year Hotel management incentive fee waiver (approximately $1.030 million) that reduced Hotel operating expenses during the six months ended December 31, 2024. The improvement also reflected lower mortgage interest expense. The Company’s consolidated results for the six months ended December 31, 2025 also reflect net income attributable to the noncontrolling interest of $1,177,000 compared to $1,426,000 in the prior-year period.

Hotel Operations

The Company had net loss from Hotel operations of $2,546,000 for the six months ended December 31, 2025 compared to net loss of $3,563,000 for the six months ended December 31, 2024. The decrease in net loss primarily reflected higher revenues including increased room revenue, partially offset by higher operating expenses and lower mortgage interest expense. A significant driver of the year-over year operating expense increase was the non-recurrence of a management incentive fee waiver recognized in the prior-year period (approximately $1.030 million).

The following table sets forth a more detailed presentation of Hotel operations for the six months ended December 31, 2025 and 2024:

For the six months ended December 31,	2025	2024
Hotel revenues:
Hotel rooms	$21,483,000	$18,511,000
Food and beverage	1,532,000	1,387,000
Garage	1,722,000	1,655,000
Other operating departments	342,000	232,000
Total Hotel revenues	25,079,000	21,785,000
Operating expenses excluding depreciation and amortization	(20,908,000)	(17,847,000)
Operating income before interest expense, depreciation and amortization	4,171,000	3,938,000
Interest expense - mortgage	(4,878,000)	(5,669,000)
Depreciation and amortization expense	(1,839,000)	(1,832,000)
Net loss from Hotel operations	$(2,546,000)	$(3,563,000)

For the six months ended December 31, 2025, the Hotel had operating income of $4,171,000 before interest expense and depreciation and amortization expense on total operating revenues of $25,079,000 compared to operating income of $3,938,000 before interest expense and depreciation and amortization expense on total operating revenues of $21,785,000 for the six months ended December 31, 2024. Hotel revenues increased $3,294,000, driven primarily by higher room revenue. Operating expenses (excluding depreciation and amortization expenses) increased $3,061,000 due to the absence of a management incentive fee waiver in the prior-year period (approximately $1.030 million), partially offset by cost-control efforts and other operating variances. Mortgage interest expense decreased by $791,000 primarily reflecting changes in debt terms following the March 2025 refinancing. Depreciation and amortization expense was relatively consistent period over period.

The following table sets forth the ADR, occupancy, and RevPAR of the Hotel for the six months ended December 31, 2025 and 2024.

Six Months	Average	Average
Ended December 31,	Daily Rate	Occupancy %	RevPAR
2025	$226	94%	$211
2024	$200	92%	$184

As shown in the operating metrics table above, ADR and occupancy increased year-over-year, resulting in higher RevPAR for the six months ended December 31, 2025.

Real Estate Operations

Revenue from real estate operations increased to $10,135,000 for the six months ended December 31, 2025 from $9,562,000 for the six months ended December 31, 2024, primarily driven by stronger multifamily occupancy and rental rate trends across the portfolio. Operating expenses increased to $4,757,000 from $4,665,000, reflecting higher labor-related costs and property-level operating and maintenance costs.

During the six months ended December 31, 2025, the Company recorded a $3,508,000 gain on the sale of a non-core multifamily property in Los Angeles County, which is included in gain on sale of real estate (see Note 15).

Investment Transactions

The Company had a net gain on marketable securities of $97,000 for the six months ended December 31, 2025 compared to a net loss of $469,000 for the six months ended December 31, 2024. For the six months ended December 31, 2025, the Company recorded a net realized gain of $20,000 and a net unrealized gain of $77,000. Dividend and interest income was $4,000 for the six months ended December 31, 2025 compared to $121,000 for the six months ended December 31, 2024. Trading and management expenses were $600,000 for the six months ended December 31, 2025 compared to $613,000 for the six months ended December 31, 2024. The Company did not incur margin interest expense during the six months ended December 31, 2025, compared to $48,000 during the six months ended December 31, 2024. As a result, net loss from investment transactions was $499,000 for the six months ended December 31, 2025 compared to $1,009,000 for the six months ended December 31, 2024. For the six months ended December 31, 2024, the Company had a net realized loss of $255,000 and a net unrealized loss of $214,000. See Note 6 – Investment in Marketable Securities.

Tax Estimates

The Company and Portsmouth compute and file income tax returns separately and, for financial reporting purposes, each entity records a discrete income tax provision. Income tax expense for the six months ended December 31, 2025 and December 31, 2024 primarily reflects the combined income tax effect of Portsmouth’s pretax loss (including Hotel operations) and InterGroup’s standalone pretax income.

MARKETABLE SECURITIES

The following tables present the composition of the Company’s marketable securities portfolio at period-end and the related net gains and losses on marketable securities, dividends and interest income, margin interest (if any), and trading and management expenses for the periods presented.

		% of Total
As of December 31, 2025		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$925,000	100%
Technology	1,000	0%
	$926,000	100%

		% of Total
As of June 30, 2025		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$966,000	100%
Technology	3,000	0%
	$969,000	100%

The following table shows the net gains and losses on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended December 31,	2025	2024

Net loss on marketable securities	$(39,000)	$(598,000)
Dividend and interest income	2,000	34,000
Margin interest expense	-	(13,000)
Trading and management expenses	(303,000)	(324,000)
Net loss from investment transactions	$(340,000)	$(901,000)

For the six months ended December 31,	2025	2024

Net gain (loss) on marketable securities	$97,000	$(469,000)
Dividend and interest income	4,000	121,000
Margin interest expense	-	(48,000)
Trading and management expenses	(600,000)	(613,000)
Net loss from investment transactions	$(499,000)	$(1,009,000)

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2025, the Company had cash and cash equivalents of $6,576,000, restricted cash of $8,391,000, and marketable securities (net of margin balances) of $926,000, compared to $5,092,000, $10,103,000, and $969,000, respectively, as of June 30, 2025 (each of the June 30, 2025 amounts includes balances classified as held for sale).

Parent Company (InterGroup) – Liquidity and Capital Resources

InterGroup’s parent-level liquidity is generated primarily from cash flows from its multifamily and commercial real estate operations and cash on hand, and is for corporate overhead, income taxes, debt service on non-hotel mortgages, and capital expenditures across its real estate portfolio. InterGroup does not rely on Portsmouth for parent-level liquidity.

In December 2025, the Company sold a non-core 12-unit multifamily property in Los Angeles County that had been classified as held for sale at June 30, 2025. Net proceeds from the sale of approximately $2.6 million were used for general corporate purposes, including working capital.

Related-Party Credit Facility (InterGroup as lender; Portsmouth as borrower)

Portsmouth maintains an unsecured revolving credit facility with InterGroup as a contingency source of liquidity. As of December 31, 2025, the outstanding balance was $38,108,000. The facility bears interest at 9%, matures July 31, 2027, and is payable at maturity; amounts due under the facility are eliminated in consolidation. See Note 12 – Related Party Transactions.

Cash receipts at the Hotel are subject to a lender-controlled cash-management/lockbox arrangement at Portsmouth’s subsidiaries, which may limit distributions upstream while in effect (see Note 13 – Mortgage Notes Payable and Mezzanine Financing).

For additional information regarding Portsmouth’s prior going-concern evaluation and the March 2025 refinancing, see the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 and Portsmouth’s Annual Report on Form 10-K for the year ended June 30, 2025.

See Note 11 – Other Notes Payable, Note 12 – Related Party Transactions and Note 13 - Mortgage Notes Payable and Mezzanine Financing for additional information.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2025, the Company had no material off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

MATERIAL CONTRACTUAL OBLIGATIONS

As of December 31, 2025, the Company’s material contractual obligations (including estimated interest) totaled $233,246,000, consisting of $195,315,000 of mortgage and subordinated notes payable, $1,696,000 of other notes payable, and $36,235,000 of interest. The largest concentration of these obligations occurs in fiscal year 2027, reflecting scheduled maturities and payments totaling $120,082,000. The Company expects to address these obligations through a combination of property-level cash flows, cash on hand, and, as applicable, refinancing or extension alternatives consistent with the terms of its debt arrangements. There can be no assurance that refinancing or extension alternatives will be available on acceptable terms, if at all.

Of the amounts shown, Hotel-related mortgage and mezzanine obligations are obligations of Portsmouth’s subsidiaries; InterGroup’s parent-level mortgages relate to its non-Hotel real estate portfolio.

		6 Months	Year	Year	Year	Year
	Total	2026	2027	2028	2029	2030	Thereafter
Mortgage and subordinated notes payable	$195,315,000	$594,000	$104,858,000	$6,589,000	$1,846,000	$16,033,000	$65,395,000
Other notes payable	1,696,000	283,000	463,000	317,000	317,000	316,000	-
Interest	36,235,000	5,775,000	14,761,000	2,643,000	2,578,000	2,434,000	8,044,000
Total	$233,246,000	$6,652,000	$120,082,000	$9,549,000	$4,741,000	$18,783,000	$73,439,000

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Since Aimbridge has the power and ability under the terms of its management agreement to adjust hotel room rates on an ongoing basis, management believes there has not been a material adverse impact on the Hotel’s revenues due to inflation. For the two most recent fiscal years, the impact of inflation on the Company’s income is not viewed by management as material. However, inflationary pressures on wages, utilities, food and beverage costs, and other operating expenses could adversely affect operating margins to the extent such increases cannot be offset through pricing actions or operating efficiencies.

The Company’s residential rental properties provide income from short-term operating leases and no lease extends beyond one year. Accordingly, management believes the Company generally has the ability to adjust rental rates over time to reflect changes in operating costs, although there can be no assurance that rental-rate increases will fully offset inflationary costs pressures.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management to make estimates about the effect of matters that are inherently uncertain. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related consolidation, revenue recognition, allowance for credit losses, accrued liabilities, impairment assessments, investments, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and use the results of those assumptions to form judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. There have been no material changes to the Company’s critical accounting policies during the six months ended December 31, 2025. For a discussion of the Company’s critical accounting policies and estimates, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

INCOME TAXES

We apply ASC 740 in accounting for income taxes. Significant judgment is required to estimate the future tax consequences of events recognized in our condensed consolidated financial statements and tax returns, including the realizability of deferred tax assets and the effects of changes in tax laws or their interpretation. Our income tax returns are subject to examination by the IRS and other taxing authorities; changes in our assessment of these matters could materially affect our consolidated financial statements. We evaluate tax positions taken or expected to be taken on a tax return and recognize benefits only when it is more-likely-than-not that the position will be sustained upon examination, based on the technical merits and assuming full knowledge by the taxing authority. For positions that meet this threshold, the recognized benefit is measured as the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement. Positions that do not meet the recognition threshold are not recognized. Changes in these estimates and judgments could materially affect our condensed consolidated financial statements. We recognize interest and penalties related to uncertain tax positions in income tax expense.

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

Cumulative pre-tax losses over the preceding three years constitute significant negative evidence that DTAs may not be realizable, while cumulative pre-tax income provides objective positive evidence of our ability to generate taxable income. Consistent with GAAP, when there is a recent history of pre-tax losses, limited or no weight is placed on forecasts in assessing DTA realizability. When relevant, we use systematic and logical scheduling to estimate the timing of reversal of temporary differences (i.e., when deferred tax liabilities will generate taxable income and when DTAs will generate deductions). These assessments require assumptions and judgments and are inherently complex and subjective. Significant judgment is also required to determine the timing and amount of any future release of the valuation allowance should our evidence change.

HOTEL ASSETS AND DEFINITE-LIVED INTANGIBLE ASSETS

We review hotel property and equipment and definite-lived intangible assets (together, “long-lived assets”) each quarter and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We generally assess recoverability at the property (asset-group) level (the lowest level for which identifiable cash flows are largely independent).

When indicators of impairment exist, we compare the carrying amount to the sum of the asset group’s undiscounted cash flows expected from use and eventual disposition. If the carrying amount is not recoverable, an impairment loss is measured as the excess of the carrying amount over fair value. Fair value is estimated using market and/or income approaches, which require significant judgment, including assumptions about occupancy, ADR/RevPAR, operating margins, required capital expenditures, terminal values, and market discount and capitalization rates. Our indicators of impairment assessment consider industry conditions, property location, market dynamics, historical performance, and property-specific facts available at the time; conclusions may vary from period to period as facts change.

Changes in economic or operating conditions, or in the estimates and assumptions used in our analysis, could result in future impairment charges.

No impairment losses were recorded for the six months ended December 31, 2025 and 2024, respectively.

STOCK-BASED COMPENSATION

We account for stock-based compensation by measuring and recognizing as compensation cost the fair value of all share-based payment awards made to employees, including employee stock options, restricted stock awards and purchases under our Employee Stock Purchase Plan (“ESPP”), based on estimated grant-date fair values. The determination of fair value involves significant judgment. We use the Black-Scholes option pricing model to estimate the value of employee stock options which requires assumptions, including the expected volatility of our stock and employee exercise behavior, which are based on historical data as well as expectations of future developments over the term of the options.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” and therefore not required to provide the information required by this Item.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness related to the design and operation of controls over the interpretation and accounting for stock-based compensation.

Considering this material weakness, management performed additional analysis and other procedures to ensure the financial statements in this Form 10-Q are prepared in conformity with U.S. GAAP. Management believes the financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the matters described above under “Evaluation of Disclosure Controls and Procedures” regarding the material weakness and the Company’s remediation plan.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Portsmouth Square, Inc., through Justice Operating Company, LLC (the “Company”), owns the real property at 750 Kearny Street in San Francisco, which is improved with a 27-story building that houses a Hilton-branded hotel (the “Property”). In connection with City approvals for the development of the Property in the early 1970s, the Company constructed an ornamental concrete overhead pedestrian bridge spanning Kearny Street to the City’s Portsmouth Square park and an underground garage (the “Bridge”), pursuant in part to a Major Encroachment Permit (the “Permit”).

On May 24, 2022, the City purported to revoke the Permit and, on June 13, 2022, directed the Company to submit a general bridge removal and site restoration plan (the “Plan”), and remove the Bridge, at the Company’s expense. The Company disputes the legality of the purported revocation of the Permit and the existence of any obligation to fund removal of the Bridge. Company representatives had participated in meetings with the City on and after August 1, 2019 regarding a potential collaborative Bridge removal process; but until the 2022 purported revocation of the Permit, City representatives repeatedly represented indicated that the City would bear the costs of any removal.

Without waiving any rights, and to evaluate available options and respond to the City’s directives, the Company has engaged a project manager, structural engineer, and architect to advise on the Plan for Bridge removal and reconstruction of the Property’s Kearny Street frontage. The Company continues to work with the City on approvals and permits and is discussing both process and financial responsibility. Those discussions are expected to continue at least through the calendar first two quarters of 2026. A final Plan is not expected to be completed and approved until the first calendar quarter 2026; permits for Bridge demolition are unlikely to be obtained until the second calendar quarter of 2026, and demolition is unlikely to commence before August 2026.

At this time, the Company cannot reasonably estimate a loss or range of loss related to this matter, and no liability has been recorded. The Company disputes that it has any obligation to fund Bridge removal and continues to engage the City regarding process and financial responsibility. No liability has been recorded in the accompanying financial statements.

Item 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the six months ended December 31, 2025. Accordingly, there were no proceeds from unregistered sales of equity securities during the period.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the six months ended December 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K. No other information is required to be disclosed in this Item.

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

THE INTERGROUP CORPORATION
(Registrant)

Date: February 12, 2026	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2026	by	/s/ Ann Marie Blair
Ann Marie Blair
Principal Financial Officer

-31-