Form 10-Q
period 2026-03-31
INTERGROUP CORP
filed 2026-05-11
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares outstanding of registrant’s Common Stock, as of May 11, 2026 was 2,148,812.

PART I

FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	March 31, 2026 (unaudited)	June 30, 2025

ASSETS
Investment in Hotel, net	$38,525,000	$39,519,000
Investment in real estate, net	43,507,000	45,253,000
Investment in marketable securities	1,096,000	969,000
Cash and cash equivalents	9,283,000	5,084,000
Restricted cash	8,040,000	10,058,000
Other assets, net	3,057,000	2,189,000
Assets held for sale	-	1,029,000
Total assets	$103,508,000	$104,101,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities - Hotel	$12,830,000	$12,672,000
Accounts payable and other liabilities	2,863,000	3,292,000
Other notes payable	1,554,000	1,979,000
Deferred tax liability	6,961,000	5,348,000
Mortgage notes payable - Hotel, net	102,288,000	101,519,000
Mortgage notes payable - real estate, net	90,955,000	93,595,000
Total liabilities	217,451,000	218,405,000

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,459,888 and 3,459,888 issued; 2,148,812 and 2,154,405 outstanding, respectively	38,000	38,000
Additional paid-in capital	3,650,000	3,614,000
Accumulated deficit	(66,543,000)	(67,980,000)
Treasury stock, at cost, 1,311,076 and 1,305,483 shares, respectively	(21,860,000)	(21,787,000)
Total InterGroup shareholders’ deficit	(84,715,000)	(86,115,000)
Noncontrolling interest	(29,228,000)	(28,189,000)
Total shareholders’ deficit	(113,943,000)	(114,304,000)

Total liabilities and shareholders’ deficit	$103,508,000	$104,101,000

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended March 31,	2026	2025
Revenues:
Hotel	$16,497,000	$12,210,000
Real estate	3,875,000	4,614,000
Total revenues	20,372,000	16,824,000

Costs and operating expenses:
Hotel operating expenses	(11,374,000)	(9,685,000)
Real estate operating expenses	(2,355,000)	(2,431,000)
Depreciation and amortization expenses	(1,708,000)	(1,651,000)
General and administrative expenses	(675,000)	(707,000)
Total costs and operating expenses	(16,112,000)	(14,474,000)

Income from operations	4,260,000	2,350,000

Other (expense) income:
Interest expense - mortgages	(3,193,000)	(3,152,000)
Net unrealized loss on marketable securities	(47,000)	(1,023,000)
Net realized loss on marketable securities	(2,000)	(74,000)
Gain on extinguishment of debt	-	1,416,000
Gain on insurance recovery	124,000	-
Dividend and interest income	12,000	35,000
Trading and margin interest expense	(305,000)	(317,000)
Total other expense, net	(3,411,000)	(3,115,000)

Income (loss) before income taxes	849,000	(765,000)
Income tax (expense) benefit	(254,000)	15,000
Net income (loss)	595,000	(750,000)
Net (income) loss attributable to the noncontrolling interest	(138,000)	172,000
Net income (loss) attributable to The InterGroup Corporation	$457,000	$(578,000)

Net income (loss) per share attributable to The InterGroup Corporation
Basic	$0.21	$(0.27)
Diluted	$0.21	$(0.27)

Weighted average number of basic common shares outstanding	2,148,812	2,154,597
Weighted average number of diluted common shares outstanding	2,148,812	2,154,597

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the nine months ended March 31,	2026	2025
Revenues:
Hotel	$41,576,000	$33,995,000
Real estate	14,010,000	14,176,000
Total revenues	55,586,000	48,171,000

Costs and operating expenses:
Hotel operating expenses	(32,282,000)	(27,532,000)
Real estate operating expenses	(7,112,000)	(7,096,000)
Depreciation and amortization expenses	(5,064,000)	(4,967,000)
General and administrative expenses	(2,121,000)	(2,244,000)
Total costs and operating expenses	(46,579,000)	(41,839,000)

Income from operations	9,007,000	6,332,000

Other (expense) income:
Interest expense - mortgages	(9,607,000)	(10,196,000)
Net unrealized gain (loss) on marketable securities	29,000	(1,236,000)
Net realized gain (loss) on marketable securities	19,000	(330,000)
Gain on extinguishment of debt	-	1,416,000
Gain from insurance claims	124,000	-
Gain from sale of real estate	3,508,000	-
Dividend and interest income	16,000	156,000
Trading and margin interest expense	(905,000)	(978,000)
Total other expense, net	(6,816,000)	(11,168,000)

Income (loss) before income taxes	2,191,000	(4,836,000)
Income tax expense	(1,793,000)	(463,000)
Net income (loss)	398,000	(5,299,000)
Net loss attributable to the noncontrolling interest	1,039,000	1,598,000
Net income (loss) attributable to The InterGroup Corporation	$1,437,000	$(3,701,000)

Net income (loss) per share attributable to The InterGroup Corporation
Basic	$0.67	$(1.71)
Diluted	$0.67	$(1.71)

Weighted average number of basic common shares outstanding	2,149,594	2,164,829
Weighted average number of diluted common shares outstanding	2,149,594	2,164,829

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

			Additional			InterGroup		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2025	3,459,888	$38,000	$3,614,000	$(67,980,000)	$(21,787,000)	$(86,115,000)	$(28,189,000)	$(114,304,000)
Net loss	-	-	-	(535,000)	-	(535,000)	(624,000)	(1,159,000)
Stock options expense	-	-	20,000	-	-	20,000	-	20,000
Purchase of treasury stock	-	-	-	-	(73,000)	(73,000)	-	(73,000)
Balance at September 30, 2025	3,459,888	38,000	3,634,000	(68,515,000)	(21,860,000)	(86,703,000)	(28,813,000)	(115,516,000)
Net income (loss)	-	-	-	1,515,000	-	1,515,000	(553,000)	962,000
Stock options expense	-	-	8,000	-	-	8,000	-	8,000
Balance at December 31, 2025	3,459,888	38,000	3,642,000	(67,000,000)	(21,860,000)	(85,180,000)	(29,366,000)	(114,546,000)
Net income	-	-	-	457,000	-	457,000	138,000	595,000
Stock options expense	-	-	8,000	-	-	8,000	-	8,000
Balance at March 31, 2026	3,459,888	$38,000	$3,650,000	$(66,543,000)	$(21,860,000)	$(84,715,000)	$(29,228,000)	$(113,943,000)

			Additional			InterGroup		Total
	Common Stock		Paid-in	Accumulated	Treasury	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit
Balance at July 1, 2024	3,459,888	$38,000	$3,648,000	$(62,632,000)	$(21,393,000)	$(80,339,000)	$(26,128,000)	$(106,467,000)
Net loss	-	-	-	(398,000)	-	(398,000)	(454,000)	(852,000)
Stock option expense	-	-	45,000	-	-	45,000	-	45,000
Purchase of treasury stock	-	-	-	-	(205,000)	(205,000)	-	(205,000)
Balance at September 30, 2024	3,459,888	38,000	3,693,000	(63,030,000)	(21,598,000)	(80,897,000)	(26,582,000)	(107,479,000)
Net loss	-	-	-	(2,725,000)	-	(2,725,000)	(972,000)	(3,697,000)
Stock option expense	-	-	20,000	-	-	20,000	-	20,000
Investment in Portsmouth	-	-	(139,000)	-	-	(139,000)	138,000	(1,000)
Purchase of treasury stock	-	-	-	-	(178,000)	(178,000)	-	(178,000)
Balance at December 31, 2024	3,459,888	38,000	3,574,000	(65,755,000)	(21,776,000)	(83,919,000)	(27,416,000)	(111,335,000)
Net loss	-	-	-	(578,000)	-	(578,000)	(172,000)	(750,000)
Stock option expense	-	-	20,000	-	-	20,000	-	20,000
Purchase of treasury stock	-	-	-	-	(11,000)	(11,000)	-	(11,000)
Balance at March 31, 2025	3,459,888	$38,000	$3,594,000	$(66,333,000)	$(21,787,000)	$(84,488,000)	$(27,588,000)	$(112,076,000)

The accompanying notes are an integral part of these (unaudited) condensed consolidated financial statements.

THE INTERGROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine months ended March 31,	2026	2025
Cash flows from operating activities:
Net income (loss)	$398,000	$(5,299,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,064,000	4,967,000
Amortization of loan costs	869,000	840,000
Amortization of other notes payable	(425,000)	(267,000)
Gain on insurance recovery	(124,000)	-
Gain on debt extinguishment	-	(1,416,000)
Gain from sale of real estate	(3,508,000)	-
Deferred taxes	1,613,000	-
Net unrealized (gain) loss on marketable securities	(29,000)	1,236,000
Stock compensation expense	36,000	85,000
Changes in operating assets and liabilities:
Investment in marketable securities	(98,000)	5,467,000
Other assets, net	(855,000)	319,000
Accounts payable and other liabilities - Hotel	158,000	(2,650,000)
Accounts payable and other liabilities	(429,000)	(1,369,000)
Obligations for securities sold	-	(188,000)
Net cash provided by operating activities	2,670,000	1,725,000

Cash flows from investing activities:
Payments for hotel investments	(1,786,000)	(912,000)
Payments for real estate investments	(685,000)	(1,329,000)
Proceeds from sale of real estate, net	4,472,000	-
Insurance proceeds for property damage claims	270,000	-
Payments for investment in Portsmouth	-	(1,000)
Net cash provided by (used in) investing activities	2,271,000	(2,242,000)

Cash flows from financing activities:
Payments of mortgage	(906,000)	(80,883,000)
Payoff mortgage indebtedness	(1,834,000)	-
Proceeds from refinance of mortgage notes payable	-	88,600,000
Issuance costs of refinancing mortgage and other notes payable	-	(2,106,000)
Purchase of treasury stock	(73,000)	(394,000)
Net cash (used in) provided by financing activities	(2,813,000)	5,217,000

Net increase in cash, cash equivalents and restricted cash	2,128,000	4,700,000
Cash, cash equivalents and restricted cash at the beginning of the period	15,195,000	8,694,000
Cash, cash equivalents and restricted cash at the end of the period	$17,323,000	$13,394,000
Supplemental information:
Interest paid	$10,444,000	$10,444,000
Taxes paid	$25,000	$25,000

The Company had cash and cash equivalents of $9,283,000 as of March 31, 2026. The Company had restricted cash of $8,040,000 as of March 31, 2026.

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

MARCH 31, 2026

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of The InterGroup Corporation (“InterGroup” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the interim periods presented are not necessarily indicative of results expected for the full fiscal year. The unaudited condensed consolidated financial statements include the accounts of our wholly owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

InterGroup consolidates its majority-owned subsidiaries, including Portsmouth Square, Inc. (“Portsmouth”), and all intercompany balances and transactions are eliminated. As of March 31, 2026, InterGroup owned approximately 75.9% of Portsmouth’s outstanding common shares.

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

There have been no material changes to the Company’s significant accounting policies during the nine months ended March 31, 2026. Please refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 for a summary of the significant accounting policies.

As previously disclosed, Portsmouth completed a refinancing in March 2025 that extended maturity and improved liquidity. As a result, substantial doubt regarding Portsmouth’s ability to continue as a going concern was alleviated as of June 30, 2025.

See the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 and Portsmouth’s Annual Report on Form 10K for the year ended June 30, 2025, for additional information regarding cash-management/lockbox provisions related to the Hotel financing.

Recently Issued and Adopted Accounting Pronouncements

The Company’s Annual Report on Form 10-K for the year ended June 30, 2025, contains a discussion of the recently issued accounting pronouncements. As of March 31, 2026, there was no material impact from the recent adoption of new accounting pronouncements, nor is any material impact expected from recently issued accounting pronouncements yet to be adopted, on the Company’s condensed consolidated financial statements. Management does not expect recently issued accounting pronouncements not yet adopted to have a material impact on the Company’s condensed consolidated financial statements.

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

Net cash provided by operating activities was $2,670,000 for the nine months ended March 31, 2026 and reflects the Company’s consolidated results, including cash flows from its real estate operations, Hotel operations conducted through Portsmouth, and working capital changes. In response to ongoing market pressures affecting the San Francisco hospitality market, Portsmouth has implemented several capital preservation initiatives, including deferral of non-essential capital projects, temporary suspension of certain Hotel services, renegotiation of vendor agreements, and reduction of controllable operating expenses. During the nine months ended March 31, 2026, Portsmouth continued to invest in property enhancements, incurring capital expenditure of $1,786,000. These expenditures included the renovation of 14 guest rooms, which had previously been utilized as administrative offices and other uses, and were returned to the Hotel’s available room inventory upon completion in September 2025 (See Note 4). During the same period, the Company made capital improvements in the amount of $685,000 to its multi-family and commercial real estate.

As of March 31, 2026, the Company had:

●	Cash and cash equivalents of $9,283,000 (compared to $5,092,000 including $8,000 classified as held for sale, as of June 30, 2025);
●	Restricted cash of $8,040,000 (compared to $10,103,000, including $45,000 classified as held for sale, as of June 30, 2025);
●	Marketable securities, net of margin balances, of $1,096,000 (compared to $969,000 as of June 30, 2025). These marketable securities are considered liquid and available for short-term needs.

Related Party Financing

See Note 12 – Related Party Transactions.

Real Estate

In December 2025, the Company disposed of a non-core 12-unit multifamily property in Los Angeles for $4,850,000. The property had been classified as held for sale at June 30, 2025. Net cash proceeds from the sale were approximately $2,577,000 after the payoff of mortgage debt of approximately $1,834,000.

During the nine months ended March 31, 2026, the Company did not enter into any new financing arrangements, modifications, or refinancings related to its real estate properties, and there were no material changes to the terms, maturities, or covenants of its existing debt instruments.

Liquidity Outlook

The Company’s liquidity position remains stable following Portsmouth’s refinancing completed on March 28, 2025 of its senior mortgage and mezzanine debt. See the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 and Portsmouth’s Annual Report on Form 10-K for the year ended June 30, 2025 for additional information regarding the refinancing, including maturities, interest terms, covenants, and cash-management provisions. During the nine months ended March 31, 2026, the Company did not enter into any additional financing arrangement or refinancings, and all debt obligations were current and in compliance with applicable covenants. The Company remains current on its debt service obligations as of March 31, 2026.

The Hotel debt and cash-management/lockbox arrangements are maintained at Portsmouth’s subsidiary level; while these provisions may limit distributions upstream to InterGroup while in effect, they do not encumber InterGroup’s non-Hotel properties or parent-level liquidity. InterGroup’s exposure to the Hotel financing is limited to its guaranties of specified non-recourse carve-outs and defined springing recourse events (see Note 13).

The following table summarizes the Company’s material contractual cash obligations as of March 31, 2026, including principal and estimated interest payments, by contractual maturity. Estimated interest amounts are based on contractual terms in effect as of March 31, 2026 and assume scheduled payments are made when due. The table does not reflect potential extension options, prepayments, refinancings, or other modifications that could affect the timing or amounts of future payments.

		3 Months	Year	Year	Year	Year
	Total	2026	2027	2028	2029	2030	Thereafter
Mortgage and subordinated notes payable	$195,017,000	$296,000	$104,858,000	$6,589,000	$1,846,000	$16,033,000	$65,395,000
Other notes payable	1,554,000	142,000	463,000	317,000	317,000	315,000	-
Interest	34,027,000	2,909,000	15,419,000	2,643,000	2,578,000	2,434,000	8,044,000
Total	$230,598,000	$3,347,000	$120,740,000	$9,549,000	$4,741,000	$18,782,000	$73,439,000

NOTE 3 – REVENUE

Our revenue from real estate is primarily rental income from residential and commercial property leases that is accounted for under ASC 842, Leases, and is recognized on a straight-line basis over the lease term. Rental income from residential leases is generally recognized as earned on a monthly basis, consistent with lease terms.

The following table presents Hotel revenues disaggregated by major revenue source for the three and nine months ended March 31, 2026 and 2025:

For the three months ended March 31,	2026	2025
Hotel revenues:
Hotel rooms	$14,424,000	$10,534,000
Food and beverage	980,000	728,000
Garage	764,000	760,000
Other operating departments	329,000	188,000
Total Hotel revenue	$16,497,000	$12,210,000

For the nine months ended March 31,	2026	2025
Hotel revenues:
Hotel rooms	$35,907,000	$29,045,000
Food and beverage	2,512,000	2,115,000
Garage	2,486,000	2,415,000
Other operating departments	671,000	420,000
Total Hotel revenue	$41,576,000	$33,995,000

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

Contract Assets and Liabilities

The Company does not have any material contract assets as of March 31, 2026, and June 30, 2025, other than trade and other receivables, net on our condensed consolidated balance sheets. Our receivables are primarily the result of contracts with customers, and are presented net of an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

Portsmouth records contract liabilities when cash payments are received or due in advance of guests staying at the Hotel, which are presented within accounts payable and other liabilities - Hotel on the Company’s condensed consolidated balance sheets. Contract liabilities had an opening balance of $505,000 at July 1, 2025. Contract liabilities were $623,000 as of March 31, 2026. The increase as of March 31, 2026 was primarily driven by an increase in advance deposits received from customers for services to be performed after March 31, 2026. During the nine months ended March 31, 2026, we recognized $505,000 of revenue that was included in the contract liability balance at July 1, 2025.

Contract liabilities were $370,000 as of July 1, 2024 and decreased to $290,000 as of March 31, 2025. During the nine months ended March 31, 2025, we recognized $370,000 of revenue that was included in the contract liability balance at July 1, 2024.

Contract Costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred as our contracts with customers are less than one year.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel consisted of the following as of March 31, 2026 and June 30, 2025:

		Accumulated	Net Book
March 31, 2026	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(1,749,000)	56,000
Furniture and equipment	41,065,000	(34,651,000)	6,414,000
Building and improvements	70,445,000	(41,128,000)	29,317,000
Investment in Hotel, net	$116,053,000	$(77,528,000)	$38,525,000

		Accumulated	Net Book
June 30, 2025	Cost	Depreciation	Value

Land	$2,738,000	$-	$2,738,000
Finance lease ROU assets	1,805,000	(1,665,000)	140,000
Furniture and equipment	41,195,000	(33,248,000)	7,947,000
Building and improvements	68,527,000	(39,833,000)	28,694,000
Investment in Hotel, net	$114,265,000	$(74,746,000)	$39,519,000

Finance lease right-of-use assets related to equipment are recorded at cost and amortized on a straight-line basis over the lease term. Furniture and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from 3 to 7 years. Building and improvements are recorded at cost and depreciated on a straight-line basis over estimated useful lives ranging from 15 to 39 years. Construction-in-progress is not depreciated until the assets are placed in service.

Depreciation expense related to the Hotel for the nine months ended March 31, 2026 and 2025 was $2,780,000 and $2,731,000, respectively, and is included in depreciation and amortization expense in the Company’s condensed consolidated statements of operations.

During the nine months ended March 31, 2026, Portsmouth continued property enhancements, including the renovation of 14 guest rooms that were returned to available room inventory upon completion in September 2025 (see Note 2).

NOTE 5 – INVESTMENT IN REAL ESTATE, NET

At March 31, 2026, the Company’s investment in real estate consisted of twenty properties located throughout the United States. These properties include fifteen apartment complexes, three single-family houses as strategic investments, and one commercial real estate property. The Company also owns unimproved land located in Maui, Hawaii.

Investment in real estate consisted of the following:

As of	March 31, 2026	June 30, 2025
Land	$22,293,000	$22,293,000
Buildings, improvements and equipment	76,710,000	76,176,000
Accumulated depreciation	(57,429,000)	(55,146,000)
	41,574,000	43,323,000
Land held for development	1,933,000	1,930,000
Investment in real estate, net	$43,507,000	$45,253,000

In April 2025, the Company determined that one multifamily property located in Los Angeles met the criteria for classification as held for sale as of June 30, 2025. The property was sold in December 2025, and the Company recognized a gain on sale of $3,508,000 during the nine months ended March 31, 2026 (see Note 15 – Disposition of Real Estate).

Building, improvements, and equipment are stated at cost, depreciated on a straight-line basis over their useful lives ranging from 5 to 40 years. During the nine months ended March 31, 2026, the Company invested $685,000 in capitalized improvements. Depreciation expense related to the Company’s investment in real estate for the nine months ended March 31, 2026 and 2025 was $2,284,000 and $2,236,000, respectively, and is included in depreciation and amortization expense in the Company’s condensed consolidated statements of operations.

NOTE 6 – INVESTMENT IN MARKETABLE SECURITIES

The Company’s investment in marketable securities consists primarily of corporate equity securities. From time to time, the Company may also invest in income-producing securities, including equity securities of real estate-based companies and REITs.

As of March 31, 2026, and June 30, 2025, all of the Company’s marketable equity securities are measured at fair value with changes recognized in earnings in accordance with ASC 321. Unrealized gains and losses on these investments are included in earnings in the period of change. The portfolio is held in a brokerage account and may be subject to margin; see Note 2 for amounts presented net of margin balances.

The following table summarizes the Company’s marketable equity securities, measured at fair value, as of March 31, 2026 and June 30, 2025:

Investment	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Fair Value
As of March 31, 2026
Corporate Equities	$888,000	$220,000	$(12,000)	$208,000	$1,096,000
As of June 30, 2025
Corporate Equities	$790,000	$180,000	$(1,000)	$179,000	$969,000

In the table above, cost represents the original purchase cost and gross unrealized gains and losses represent the difference between cost and fair value as of each balance sheet date. Amounts discussed in Note 2 are presented net of margin balances, if any.

The following tables present realized and unrealized gains (losses) on marketable securities for the three and nine months ended March 31, 2026 and 2025, respectively:

For the three months ended March 31,	2026	2025
Realized loss on marketable securities, net	$(2,000)	$(74,000)
Unrealized loss on marketable securities, net	(47,000)	(1,023,000)
Net loss on marketable securities	$(49,000)	$(1,097,000)

For the nine months ended March 31,	2026	2025
Realized gain (loss) on marketable securities, net	$19,000	$(330,000)
Unrealized gain (loss) on marketable securities, net	29,000	(1,236,000)
Net gain (loss) on marketable securities	$48,000	$(1,566,000)

NOTE 7 - FAIR VALUE MEASUREMENTS

The carrying values of the Company’s financial instruments that are not required to be measured at fair value on a recurring basis approximate fair value due to their short maturities (e.g., accounts receivable, other assets, accounts payable and other liabilities, and obligations for securities sold) or the nature and terms of the underlying arrangements (e.g., other notes payable and mortgage notes payable).

The assets and liabilities measured at fair value on a recurring basis are as follows:

As of	March 31, 2026	June 30, 2025
Assets:	Total - Level 1	Total - Level 1
Investment in marketable securities:
REITs and real estate companies	$890,000	$966,000
Financial services	149,000	-
Technology	57,000	3,000
Total	$1,096,000	$969,000

Recurring fair value measurements include the following:

●	Marketable equity securities (Level 1): Quoted prices in active markets for identical assets.
●	Interest rate cap (Level 2): Valued using observable inputs including forward Term SOFR curves and implied volatilities from third-party pricing services; incorporates counterparty nonperformance risk where applicable.

In March 2025, Portsmouth, a consolidated subsidiary of the Company (through its affiliate Justice Operating Company, LLC), entered into an interest rate cap agreement (the “Interest Rate Cap”) with Goldman Sachs Bank USA in connection with a variable-rate mortgage loan. The Interest Rate Cap limits Term SOFR to 4.50% and has a notional amount equal to or greater than the outstanding principal balance of the loan. The Company paid a premium of approximately $136,000 at inception. Changes in the fair value of the Interest Rate Cap are recorded in Other Income (Expense) in the condensed consolidated statements of operations. The Interest Rate Cap is not designated as a hedging instrument under ASC 815 and is accounted for at fair value, with changes in fair value recognized in earnings each reporting period. The Interest Rate Cap is classified as a Level 2 within the ASC 820 fair value hierarchy (see Note 13).

The following table summarizes the fair value of the derivative instrument as of March 31, 2026:

Derivative Type	Notional Amount	Balance Sheet Classification	Fair Value	Fair Value Hierarchy
Interest Rate	$67,000,000	Other Assets	$23,000	Level 2

The Company did not record any material nonrecurring fair value measurements (e.g., long-lived asset impairments) during the nine months ended March 31, 2026 or 2025. See Notes 4 and 5 for additional information regarding long-lived assets.

There have been no material changes to the Company’s fair value measurement methodologies or classification of instruments during the periods presented, and there were no transfers between levels 1, 2, and 3 during the nine months ended March 31, 2026 or 2025.

NOTE 8 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

As of	March 31, 2026	June 30, 2025
Cash and cash equivalents	$9,283,000	$5,092,000
Restricted cash	8,040,000	10,103,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$17,323,000	$15,195,000

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less at the date of purchase. Amounts are recorded within “cash and cash equivalents” on the condensed consolidated balance sheets. For the comparative period, cash, cash equivalents, and restricted cash include amounts associated with assets classified as held for sale.

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

Accordingly, the total of cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows equals the sum of cash and cash equivalents and restricted cash presented in the condensed consolidated balance sheet.

NOTE 9 – STOCK BASED COMPENSATION PLANS

The Company follows ASC Topic 718, Compensation – Stock Compensation, which addresses accounting for equity-based compensation arrangements, including employee stock options.

For additional information regarding the Company’s stock-based compensation plans, see Note 15 – Stock Based Compensation Plans in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

There were no new stock option grants or modifications during the nine months ended March 31, 2026.

Stock option valuation assumptions are consistent with those described in Note 15 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

During the nine months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense of $36,000 and $85,000, respectively, related to stock options. As of March 31, 2026, the aggregate intrinsic value of options outstanding and exercisable was $3,018,000. During the nine months ended March 31, 2026, approximately 100,000 stock options expired unexercised.

The following table summarizes the stock options activity from July 1, 2024 to March 31, 2026:

		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Outstanding at	July 1, 2024	269,195	$16.81	4.15 years	$1,187,000
Granted		-	-	-	-
Exercised		-	-	-	-
Forfeited		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2025	269,195	$16.81	3.15 years	$125,000
Exercisable at	June 30, 2025	257,195	$15.57	3.30 years	$125,000
Vested and expected to vest at	June 30, 2025	251,195	$15.95	3.15 years	$125,000

Outstanding at	July 1, 2025	269,195	$16.81	3.15 years	$125,000
Granted		-	-	-	-
Exercised		-	-	-	-
Expired		(100,000)	(10.30)	-	-
Exchanged		-	-	-	-
Outstanding at	March 31, 2026	169,195	$20.66	3.85 years	$3,018,000
Exercisable at	March 31, 2026	163,195	$20.36	3.99 years	$3,018,000
Vested and expected to vest at	March 31, 2026	169,195	$20.66	3.85 years	$3,018,000

As of March 31, 2026, unrecognized compensation cost related to unvested stock options was not material and is expected to be recognized over a weighted-average period of approximately 3.85 years. Cash received from option exercises was $0 for each of the nine months ended March 31, 2026 and 2025, and the total intrinsic value of options exercised was also $0 for those periods. Weighted-average grant-date fair value of options granted was not applicable for 2025 (no grants) and was not material for 2024. Approximately 214,000 shares remained available for future grant under the 2010 Incentive Plan as of March 31, 2026 (see the Company’s Form 10-K for the year ended June 30, 2025).

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

All long-lived assets and revenues are attributable to operations in the United States.

As of and for the three months ended	Hotel	Real Estate	Investment
March 31, 2026	Operations	Operations	Transactions	Corporate	Total
Revenues	$16,497,000	$3,875,000	$-	$-	$20,372,000
Property operating expenses	(10,120,000)	(1,063,000)	-	-	(11,183,000)
Utilities	(496,000)	(344,000)	-	-	(840,000)
Real estate taxes	(540,000)	(579,000)	-	-	(1,119,000)
Insurance	(218,000)	(369,000)	-	-	(587,000)
General and administrative	-	-	-	(675,000)	(675,000)
Segment income (loss)	5,123,000	1,520,000	-	(675,000)	5,968,000
Interest expense - mortgage	(2,476,000)	(717,000)	-	-	(3,193,000)
Depreciation and amortization expense	(941,000)	(767,000)	-	-	(1,708,000)
Gain on insurance recovery	-	124,000	-	-	124,000
Loss from investments	-	-	(342,000)	-	(342,000)
Income tax expense	-	-	-	(254,000)	(254,000)
Net income (loss)	$1,706,000	$160,000	$(342,000)	$(929,000)	$595,000
Total assets	$51,967,000	$43,507,000	$1,096,000	$6,938,000	$103,508,000

As of and for the three months ended	Hotel	Real Estate	Investment
March 31, 2025	Operations	Operations	Transactions	Corporate	Total
Revenues	$12,210,000	$4,614,000	$-	$-	$16,824,000
Property operating expenses	(8,587,000)	(1,029,000)	-	-	(9,616,000)
Utilities	(398,000)	(333,000)	-	-	(731,000)
Real estate taxes	(478,000)	(601,000)	-	-	(1,079,000)
Insurance	(222,000)	(468,000)	-	-	(690,000)
General and administrative	-	-	-	(707,000)	(707,000)
Segment income (loss)	2,525,000	2,183,000	-	(707,000)	4,001,000
Interest expense - mortgage	(2,459,000)	(693,000)	-	-	(3,152,000)
Depreciation and amortization expense	(899,000)	(752,000)	-	-	(1,651,000)
Gain on extinguishment of debt	1,416,000	-	-	-	1,416,000
Loss from investments	-	-	(1,379,000)	-	(1,379,000)
Income tax benefit	-	-	-	15,000	15,000
Net income (loss)	$583,000	$738,000	$(1,379,000)	$(692,000)	$(750,000)
Total assets	$50,860,000	$46,635,000	$751,000	$4,995,000	$103,241,000

For the three months ended March 31, 2026, segment income increased to $5,968,000 from $4,001,000 for the three months ended March 31, 2025, reflecting improved results in Hotel Operations and higher segment income in Real Estate Operations. Hotel Operations segment income increased to $5,123,000 from $2,525,000, while Real Estate Operations segment income decreased to $1,520,000 compared to $2,183,000. Corporate expense decreased to $675,000 from $707,000. Net income was $595,000 for the three months ended March 31, 2026, compared to a net loss of $750,000 for the three months ended March 31, 2025. The improvement was primarily attributable to lower loss from investments to $342,000 compared to $1,379,000.

As of and for the nine months ended	Hotel	Real Estate	Investment
March 31, 2026	Operations	Operations	Transactions	Corporate	Total
Revenues	$41,576,000	$14,010,000	$-	$-	$55,586,000
Property operating expenses	(28,495,000)	(3,215,000)	-	-	(31,710,000)
Utilities	(1,439,000)	(1,020,000)	-	-	(2,459,000)
Real estate taxes	(1,620,000)	(1,732,000)	-	-	(3,352,000)
Insurance	(728,000)	(1,145,000)	-	-	(1,873,000)
General and administrative	-	-	-	(2,121,000)	(2,121,000)
Segment income (loss)	9,294,000	6,898,000	-	(2,121,000)	14,071,000
Interest expense - mortgage	(7,354,000)	(2,253,000)	-	-	(9,607,000)
Depreciation and amortization expense	(2,780,000)	(2,284,000)	-	-	(5,064,000)
Gain from sale of real estate	-	3,508,000	-	-	3,508,000
Gain on insurance recovery	-	124,000	-	-	124,000
Loss from investments	-	-	(841,000)	-	(841,000)
Income tax expense	-	-	-	(1,793,000)	(1,793,000)
Net (loss) income	$(840,000)	$5,993,000	$(841,000)	$(3,914,000)	$398,000
Total assets	$51,967,000	$43,507,000	$1,096,000	$6,938,000	$103,508,000

As of and for the nine months ended	Hotel	Real Estate	Investment
March 31, 2025	Operations	Operations	Transactions	Corporate	Total
Revenues	$33,995,000	$14,176,000	$-	$-	$48,171,000
Property operating expenses	(24,039,000)	(3,032,000)	-	-	(27,071,000)
Utilities	(1,415,000)	(1,012,000)	-	-	(2,427,000)
Real estate taxes	(1,434,000)	(1,709,000)	-	-	(3,143,000)
Insurance	(644,000)	(1,343,000)	-	-	(1,987,000)
General and administrative	-	-	-	(2,244,000)	(2,244,000)
Segment income (loss)	6,463,000	7,080,000	-	(2,244,000)	11,299,000
Interest expense - mortgage	(8,128,000)	(2,068,000)	-	-	(10,196,000)
Depreciation and amortization expense	(2,731,000)	(2,236,000)	-	-	(4,967,000)
Gain on extinguishment of debt	1,416,000	-	-	-	1,416,000
Loss from investments	-	-	(2,388,000)	-	(2,388,000)
Income tax expense	-	-	-	(463,000)	(463,000)
Net (loss) income	$(2,980,000)	$2,776,000	$(2,388,000)	$(2,707,000)	$(5,299,000)
Total assets	$50,860,000	$46,635,000	$751,000	$4,995,000	$103,241,000

For the nine months ended March 31, 2026, segment income increased to $14,071,000 from $11,299,000 for the nine months ended March 31, 2025. Hotel Operations segment income increased to $9,294,000 from $6,463,000, and Real Estate Operations segment income decreased to $6,898,000 from $7,080,000. Corporate expense was $2,121,000 compared to $2,244,000. Net income was $398,000 for the nine months ended March 31, 2026, compared to net loss of $5,299,000 for the nine months ended March 31, 2025, primarily reflecting a gain on sale of real estate of $3,508,000 in 2026 (none in 2025), a decrease in loss from investments to $841,000 from $2,388,000, and a decrease in mortgage interest expense to $9,607,000 from $10,196,000, partially offset by income tax expense of $1,793,000 in 2026 compared to $463,000 in 2025. For the nine months ended March 31, 2025 the Hotel segment also benefited from lower expenses due to a management incentive fee waiver.

NOTE 11 – OTHER NOTES PAYABLE

The following summarizes the balances of other notes payable as of March 31, 2026 and June 30, 2025, respectively:

As of	March 31, 2026	June 30, 2025
Note payable - Hilton	$1,346,000	$1,583,000
Note payable - Aimbridge	208,000	396,000
Total other notes payable	$1,554,000	$1,979,000

Hilton Development Incentive

The note payable to Hilton (the franchisor) represents a self-exhausting, interest-free development incentive that is reduced by approximately $317,000 annually through January 2030, provided the Hotel continues to operate as a Hilton franchise.

Hotel Management Key Money

On February 1, 2017, Justice Operating Company, LLC (“Operating”) entered into a Hotel Management Agreement (the “HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, with an effective takeover date of February 3, 2017. The term of the HMA is for an initial period of 10 years and automatically renews for up to five additional years in aggregate, subject to certain conditions. The HMA also provides for Aimbridge to advance a “key money” incentive payment to the Hotel for capital improvements in the amount of $2,000,000 pursuant to a separate key money agreement. The key money contribution is amortized in equal monthly amounts over an eight (8) year period commencing on the second anniversary of the takeover date. The unamortized portion of the key money was $208,000 and $396,000 at March 31, 2026, and June 30, 2025, respectively, and is included in other notes payable in the condensed consolidated balance sheets.

Future expected reductions of the carrying amounts of other notes payable (including amortization of the Aimbridge key money and the scheduled reductions of the Hilton development incentive) are as follows:

For the year ending June 30,
2026 (3 months)	$142,000
2027	463,000
2028	317,000
2029	317,000
2030	315,000
Thereafter	-
$1,554,000

NOTE 12 – RELATED PARTY TRANSACTIONS

To supplement its liquidity position, Portsmouth maintains access to an unsecured loan facility made available by the Company (the “Facility”), with InterGroup as lender and Portsmouth, a consolidated subsidiary, as borrower. The initial facility, dated July 2, 2014, has undergone several amendments. In March 2025, the Facility was amended to (i) increase the available borrowing capacity to $40,000,000, and (ii) extend the maturity date to July 31, 2027. The facility bears interest at 9%. As of March 31, 2026, the outstanding loan balance was $38,108,000, with no principal repayments made to date, and is payable at maturity. Amounts due under the Facility are eliminated in consolidation. See Note 1 for the Company’s consolidation policy.

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

All of Portsmouth’s directors serve as directors of InterGroup — John V. Winfield, William J. Nance, Andrew Kaplan, Yvonne Murphy, and Steve Grunwald. Mr. Winfield is Chairman of the Board and Chief Executive Officer of both Portsmouth and InterGroup. He served as Managing Director of Justice until its dissolution in December 2021.

Portsmouth encourages investments by its CEO and InterGroup in the same companies in which Portsmouth invests, as such alignment of interests places personal and affiliate capital at risk alongside Company capital.

NOTE 13 – MORTGAGE NOTES PAYABLE AND MEZZANINE FINANCING

The Company’s mortgage notes payable consist of (i) the senior mortgage loan secured by the Hilton San Francisco Financial District hotel (the “Hotel”), maintained at Portsmouth, a consolidated subsidiary of the Company, and (ii) mortgage loans secured by the Company’s non-hotel real estate properties. The following table summarizes the schedule maturities of mortgage notes payable as of March 31, 2026:

For the year ending June 30,	Amount
2026 (3 months)	$296,000
2027	104,858,000
2028	6,589,000
2029	1,846,000
2030	16,033,000
Thereafter	65,395,000
$195,017,000

Hotel Mortgage and Mezzanine Financing

The Company’s Annual Report on Form 10-K for the year ended June 30, 2025 includes a detailed description of the Hotel senior mortgage and mezzanine financing arrangements, including the March 28, 2025 refinancing and related covenants and cash-management provisions. There were no material changes to the terms of these arrangements during the nine months ended March 31, 2026.

Senior Mortgage and Mezzanine Financing (Current Facilities)

On March 28, 2025, the Company refinanced the senior mortgage and amended and restated the mezzanine loan, fully retiring the prior facilities.

●	Mortgage Loan: Operating entered into a $67,000,000 Mortgage Loan Agreement with Prime. The loan bears interest at Term SOFR + 4.75% (with a Term SOFR cap of 4.50%) and has an initial maturity of April 9, 2027, with three one-year extension options, subject to satisfaction of financial and operational covenants. An interest rate cap was purchased at inception (premium approximately $136,000) (see Note 7). The loan is secured by the Hotel.
●	Mezzanine Loan: Mezzanine executed a Mezzanine Loan Agreement with CRED REIT Holdco LLC for a principal amount of $36,300,000 at a fixed rate of 7.25% per annum, on matching terms to the senior loan. The loan is secured by Mezzanine’s membership interest in Operating.

Portsmouth and the Company continue to provide a limited guaranty in connection with both facilities. The Company is also subject to customary covenants, including financial ratios and affirmative obligations.

DSCR and Lockbox Arrangements

Operating has not met the Debt Service Coverage Ratio (“DSCR”) threshold required to permit distributions and release of the cash-management/lockbox arrangements in prior periods. Under the loan agreements, the DSCR threshold must be satisfied for two consecutive quarters in order to permit distributions and release of the lockbox arrangements. Although the DSCR threshold was satisfied for the quarter ended March 31, 2026, the lockbox arrangements remained in effect as of March 31, 2026 because the two-consecutive-quarter requirement had not yet been met. Cash receipts from the Hotel are deposited into lender-controlled accounts, with controlled disbursements based on agreed-upon budget approvals.

InterGroup Real Estate Mortgages (Non-Hotel)

In December 2025, the Company disposed of a non-core 12-unit multifamily property in Los Angeles. This property had been classified as held for sale at June 30, 2025.

During the nine months ended March 31, 2026, the Company did not enter into any new financing arrangements, modifications, or refinancings related to its non-hotel real estate properties. All mortgage loans remained in good standing and in compliance with their terms and conditions.

NOTE 14 – ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following summarizes the components of accounts payable and other liabilities as of March 31, 2026 and June 30, 2025:

As of	March 31, 2026	June 30, 2025

Trade payable	$2,032,000	$2,742,000
Advance deposits	826,000	743,000
Property tax payable	371,000	563,000
Payroll and related accruals	3,465,000	3,038,000
Mortgage interest payable	5,695,000	3,568,000
Withholding and other taxes payable	1,136,000	1,597,000
Security deposit	1,036,000	1,024,000
Franchise fees	410,000	1,649,000
Management fees payable	250,000	604,000
Other	472,000	436,000
Total accounts payable and other liabilities	$15,693,000	$15,964,000

Accounts payable and other liabilities consist primarily of amounts incurred in the ordinary course of business. Trade payables represent amounts owed to vendors for operating and capital items. Advance deposits consist primarily of customer deposits received in advance of providing services, including deposits related to Hotel stays and events (see Note 3). Accrued payroll and related liabilities include wages, bonuses, and employee-related accruals. Mortgage interest payable represents accrued interest on the Company’s mortgage debt (see Note 13). Withholding and other taxes payable consist primarily of payroll-related and other taxes owed. Security deposits primarily represent tenant deposits associated with the Company’s real estate operations. Franchise fees payable and management fees payable relate to Hotel operations. Certain components, such as security deposits and accrued mortgage interest, are settled in the ordinary course in accordance with their underlying terms.

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

No assets were classified as held for sale as of March 31, 2026.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that the accompanying condensed consolidated financial statements were available to be issued, and determined that no events occurred during the subsequent event evaluation period that require recognition or additional disclosure in the accompanying condensed consolidated financial statements. The evaluation period extended through May 11, 2026.

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

Additional forward-looking risks specific to the San Francisco hospitality market include:

●	The pace of recovery in business travel;
●	Competitive dynamics among local hotels;
●	Broader municipal issues affecting the city’s perception among travelers; and
●	Potential impacts from macroeconomic trends on leisure travel demand.

Management will continue to monitor these conditions and adjust operations and capital allocation as appropriate.

You should not place undue reliance on forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

RESULTS OF OPERATIONS

As of March 31, 2026, the Company owned approximately 75.9% of the common shares of Portsmouth Square, Inc. (“Portsmouth”). The Company’s principal sources of revenue are (i) revenues from the hotel operations conducted through Portsmouth, (ii) rental income from multifamily and commercial real estate, and (iii) income from the investment of cash and marketable securities and other investments. Portsmouth’s primary asset is the 558-room Hilton San Francisco Financial District and related facilities (including a five-level underground garage). The Company also generates income from its owned and in-house managed real estate, concentrated in Texas and Southern California.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The Company had net income of $595,000 for the three months ended March 31, 2026 compared to net loss of $750,000 for the three months ended March 31, 2025. Net income attributable to The InterGroup Corporation was $457,000 for the three months ended March 31, 2026 compared to a net loss attributable to The InterGroup Corporation of $578,000 for the three months ended March 31, 2025. The year-over-year improvement was primarily attributable to improved operating results (income from operations increased to $4,260,000 from $2,350,000), and lower net losses on marketable securities.

Hotel Operations

The Company had net income from Hotel operations of $1,706,000 for the three months ended March 31, 2026 compared to net income of $583,000 for the three months ended March 31, 2025. The improvement was primarily attributable to higher room revenues, including increased room availability resulting from returning renovated administrative office space to 14 additional keys as well as ADR and occupancy. The market continues to show signs of recovery with strong growth in the business travel segment raising midweek rates. In the quarter ended March 31, 2026, the market hosted the Super Bowl, which supported February demand and RevPAR.

For the three months ended March 31,	2026	2025
Hotel revenues:
Hotel rooms	$14,424,000	$10,534,000
Food and beverage	980,000	728,000
Garage	764,000	760,000
Other operating departments	329,000	188,000
Total Hotel revenues	16,497,000	12,210,000
Operating expenses excluding depreciation and amortization	(11,374,000)	(9,685,000)
Operating income before gain on extinguishment of debt, interest expense, depreciation and amortization	5,123,000	2,525,000
Gain on extinguishment of debt	-	1,416,000
Interest expense - mortgage	(2,476,000)	(2,459,000)
Depreciation and amortization expense	(941,000)	(899,000)
Net income from Hotel operations	$1,706,000	$583,000

For the three months ended March 31, 2026, Hotel revenues increased to $16,497,000 from $12,210,000 for the prior-year period, and operating income before interest expense and depreciation and amortization increased to $5,123,000 from $2,525,000.

ADR increased to $306 from $241 and occupancy increased to 94% from 89%, resulting in RevPAR of $287 compared to $215 for the prior-year period.

The following table sets forth ADR, occupancy and RevPAR of the Hotel for the three months ended March 31, 2026 and 2025.

Three Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR
2026	$306	94%	$287
2025	$241	89%	$215

Real Estate Operations

Revenue from real estate operations decreased to $3,875,000 for the three months ended March 31, 2026 from $4,614,000 for the three months ended March 31, 2025, primarily reflecting higher rental revenues in the Company’s multifamily portfolio, including improved occupancy. Operating expenses decreased to $2,355,000 from $2,431,000, primarily reflecting cost control initiatives at the property level.

Investment Transactions

The Company had a net loss on marketable securities of $49,000 for the three months ended March 31, 2026 compared to a net loss of $1,097,000 for the three months ended March 31, 2025. For the three months ended March 31, 2026, the Company recorded a realized loss of $2,000 and unrealized loss of $47,000. See Note 6 – Investment in Marketable Securities.

Nine Months Ended March 31, 2026 Compared to Nine Months Ended March 31, 2025

The Company had net income of $398,000 for the nine months ended March 31, 2026 compared to net loss of $5,299,000 for the nine months ended March 31, 2025. Net income attributable to The InterGroup Corporation was $1,437,000 for the nine months ended March 31, 2026 compared to a net loss attributable to The InterGroup Corporation of $3,701,000 for the nine months ended March 31, 2025. The year-over-year improvement was primarily attributable to the $3,508,000 gain on sale of real estate and improved operating results (including an increase in income from operations to $9,007,000 from $6,332,000) and lower losses from investments, partially offset by income tax expense and higher Hotel operating expenses due in part to the absence of a prior-year Hotel management incentive fee waiver (approximately $1.030 million) that reduced Hotel operating expenses during the nine months ended March 31, 2025.

Hotel Operations

The Company had net loss from Hotel operations of $840,000 for the nine months ended March 31, 2026 compared to net loss of $2,980,000 for the nine months ended March 31, 2025. The improvement in operating results was primarily driven by growth in Business Travel as well as ADR lift from complete guest room renovation that was recently completed. The conversion of former administrative office space into revenue-generating guest rooms also contributed to the increased revenues. The prior-year period also reflected lower expenses related to a management incentive fee waiver of approximately $1,030,000 and a $1,416,000 gain on extinguishment of debt.

For the nine months ended March 31,	2026	2025
Hotel revenues:
Hotel rooms	$35,907,000	$29,045,000
Food and beverage	2,512,000	2,115,000
Garage	2,486,000	2,415,000
Other operating departments	671,000	420,000
Total Hotel revenues	41,576,000	33,995,000
Operating expenses excluding depreciation and amortization	(32,282,000)	(27,532,000)
Operating income before interest expense, depreciation and amortization	9,294,000	6,463,000
Gain on extinguishment of debt	-	1,416,000
Interest expense - mortgage	(7,354,000)	(8,128,000)
Depreciation and amortization expense	(2,780,000)	(2,731,000)
Net loss from Hotel operations	$(840,000)	$(2,980,000)

For the nine months ended March 31, 2026, the Hotel revenues increased to $41,576,000 from $33,995,000 for the prior-year period, and operating income before interest expense and depreciation and amortization increased to $9,294,000 from $6,463,000. The increase in Hotel revenues primarily reflected higher room revenue, and the prior-year period included lower operating expenses due to a management incentive fee waiver.

ADR increased to $251 from $213 and occupancy increased to 93% from 91%, resulting in RevPAR of $236 compared to $194 for the prior-year period.

The following table sets forth the ADR, occupancy, and RevPAR of the Hotel for the nine months ended March 31, 2026 and 2025.

Nine Months Ended March 31,	Average Daily Rate	Average Occupancy %	RevPAR
2026	$251	93%	$236
2025	$213	91%	$194

Real Estate Operations

Revenue from real estate operations decreased to $14,010,000 for the nine months ended March 31, 2026 from $14,176,000 for the nine months ended March 31, 2025, primarily driven by stronger multifamily occupancy and rental rate trends across the portfolio. Operating expenses were $7,112,000 for the nine months ended March 31, 2026 compared to $7,096,000 for the nine months ended March 31, 2025.

During the nine months ended March 31, 2026, the Company recorded a gain on the sale of a non-core multifamily property in Los Angeles County of $3,508,000 (see Note 15).

Investment Transactions

The Company had a net gain on marketable securities of $48,000 for the nine months ended March 31, 2026 compared to a net loss of $1,566,000 for the nine months ended March 31, 2025. As a result, net loss from investment transactions was $841,000 for the nine months ended March 31, 2026 compared to $2,388,000 for the nine months ended March 31, 2025. See Note 6 – Investment in Marketable Securities for additional information, including realized and unrealized gains losses) and related expenses. The year-over-year improvement primarily reflected lower unrealized losses on marketable securities.

Tax Estimates

The Company and Portsmouth compute and file income tax returns separately and, for financial reporting purposes, each entity records a discrete income tax provision. Income tax expense for the nine months ended March 31, 2026 and March 31, 2025 primarily reflects the combined income tax effect of Portsmouth’s pretax loss (including Hotel operations) and InterGroup’s standalone pretax income.

MARKETABLE SECURITIES

The following table shows the composition of the Company’s marketable securities portfolio as of March 31, 2026 and June 30, 2025 by selected industry groups:

		% of Total
As of March 31, 2026		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$890,000	81%
Financial services	$149,000	14%
Technology	57,000	5%
	$1,096,000	100%

		% of Total
As of June 30, 2025		Investment
Industry Group	Fair Value	Securities

REITs and real estate companies	$966,000	100%
Technology	3,000	0%
	$969,000	100%

The following table shows the net gains and losses on the Company’s marketable securities and the associated margin interest and trading expenses for the respective periods:

For the three months ended March 31,	2026	2025

Net loss on marketable securities	$(49,000)	$(1,097,000)
Dividend and interest income	12,000	35,000
Trading and management expenses	(305,000)	(317,000)
Net loss from investment transactions	$(342,000)	$(1,379,000)

For the nine months ended March 31,	2026	2025

Net gain (loss) on marketable securities	$48,000	$(1,566,000)
Dividend and interest income	16,000	156,000
Trading and management expenses	(905,000)	(978,000)
Net loss from investment transactions	$(841,000)	$(2,388,000)

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2026, the Company had cash and cash equivalents of $9,283,000, restricted cash of $8,040,000, and marketable securities (net of margin balances) of $1,096,000, compared to $5,092,000, $10,103,000, and $969,000, respectively, as of June 30, 2025. For the comparative period, cash, cash equivalents, and restricted cash include amounts associated with assets classified as held for sale.

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

Related-Party Credit Facility (InterGroup as lender; Portsmouth as borrower)

Portsmouth maintains an unsecured revolving credit facility with InterGroup as a contingency source of liquidity. As of March 31, 2026, the outstanding balance was $38,108,000. The facility bears interest at 9%, matures July 31, 2027, and is payable at maturity; amounts due under the facility are eliminated in consolidation. See Note 12 – Related Party Transactions.

Cash receipts at the Hotel are subject to a lender-controlled cash-management/lockbox arrangement at Portsmouth’s subsidiaries, which may limit distributions upstream while in effect (see Note 13 – Mortgage Notes Payable and Mezzanine Financing).

See the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 and Portsmouth’s Annual Report on Form 10-K for the year ended June 30, 2025 for additional information regarding the March 2025 refinancing and related cash-management provisions.

See Note 11 through 13 for additional information.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2026, the Company had no material off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

MATERIAL CONTRACTUAL OBLIGATIONS

As of March 31, 2026, the Company’s material contractual obligations (including estimated interest) totaled $230,598,000, consisting of $195,017,000 of mortgage and subordinated notes payable, $1,554,000 of other notes payable, and $34,027,000 of interest. The largest concentration of these obligations occurs in fiscal year 2027, reflecting scheduled maturities and payments totaling $120,740,000. The Company expects to address these obligations through a combination of property-level cash flows, cash on hand, and, as applicable, refinancing or extension alternatives consistent with the terms of its debt arrangements. There can be no assurance that refinancing or extension alternatives, as applicable, under its debt arrangements.

Of the amounts shown, Hotel-related mortgage and mezzanine obligations are obligations of Portsmouth’s subsidiaries; InterGroup’s parent-level mortgages relate to its non-Hotel real estate portfolio.

		3 Months	Year	Year	Year	Year
	Total	2026	2027	2028	2029	2030	Thereafter
Mortgage and subordinated notes payable	$195,017,000	$296,000	$104,858,000	$6,589,000	$1,846,000	$16,033,000	$65,395,000
Other notes payable	1,554,000	142,000	463,000	317,000	317,000	315,000	-
Interest	34,027,000	2,909,000	15,419,000	2,643,000	2,578,000	2,434,000	8,044,000
Total	$230,598,000	$3,347,000	$120,740,000	$9,549,000	$4,741,000	$18,782,000	$73,439,000

IMPACT OF INFLATION

Hotel room rates are typically impacted by supply and demand factors, not inflation, since rental of a hotel room is usually for a limited number of nights. Under the Aimbridge management agreement, Aimbridge may adjust hotel room rates on an ongoing basis, and management believes there has not been a material adverse impact on the Hotel’s revenues due to inflation. For the two most recent fiscal years, the impact of inflation on the Company’s income is not viewed by management as material. However, inflationary pressures on wages, utilities, food and beverage costs, and other operating expenses could adversely affect operating margins to the extent such increases cannot be offset through pricing actions or operating efficiencies.

The Company’s residential rental properties provide income from short-term operating leases and no lease extends beyond one year. Accordingly, management believes the Company generally has the ability to adjust rental rates over time to reflect changes in operating costs, although there can be no assurance that rental-rate increases will fully offset inflationary costs pressure.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require judgments by management to make estimates about the effect of matters that are inherently uncertain. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to consolidation, revenue recognition, allowance for credit losses, accrued liabilities, impairment assessments, investments, income taxes, and contingencies. Actual results could differ from those estimates. There have been no material changes to the Company’s critical accounting policies during the nine months ended March 31, 2026. For a discussion of the Company’s critical accounting policies and estimates, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

INCOME TAXES

We apply ASC 740 in accounting for income taxes. Significant judgment is required to estimate the future tax consequences of events recognized in our condensed consolidated financial statements and tax returns, including the realizability of deferred tax assets and the effects of changes in tax laws or their interpretation. Our income tax returns are subject to examination by the IRS and other taxing authorities; changes in our assessment of these matters could materially affect our condensed consolidated financial statements. We evaluate tax positions taken or expected to be taken on a tax return and recognize benefits only when it is more-likely-than-not that the position will be sustained upon examination, based on the technical merits and assuming full knowledge by the taxing authority. For positions that meet this threshold, the recognized benefit is measured as the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement. Positions that do not meet the recognition threshold are not recognized. Changes in these judgments could materially affect our condensed consolidated financial statements. We recognize interest and penalties related to uncertain tax positions in income tax expense.

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

When indicators of impairment exist, we compare the carrying amount to the sum of the asset group’s undiscounted cash flows expected from use and eventual disposition. If the carrying amount is not recoverable, an impairment loss is measured as the excess of the carrying amount over fair value. Fair value is estimated using market and/or income approaches, which require significant judgment, including assumptions about occupancy, ADR/RevPAR, operating margins, required capital expenditures, terminal values, and market discount and capitalization rates. Our indicators of impairment assessments consider industry conditions, property location, market dynamics, historical performance, and property-specific facts available at the time; conclusions may vary from period to period as facts change.

Changes in economic or operating conditions, or in the estimates and assumptions used in our analysis, could result in future impairment charges.

No impairment losses were recorded for the nine months ended March 31, 2026 and 2025, respectively.

STOCK-BASED COMPENSATION

We account for stock-based compensation by measuring and recognizing as compensation cost the fair value of all share-based payment awards made to employees, including employee stock options, restricted stock awards and purchases under our Employee Stock Purchase Plan (“ESPP”), based on estimated grant-date fair values. The determination of fair value involves significant judgment. We use the Black-Scholes option pricing model to estimate the value of employee stock options which require assumptions, including the expected volatility of our stock and employee exercise behavior, which are based on historical data as well as expectations of future developments over the term of the options.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” and therefore are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective due to a previously identified material weakness in internal control over financial reporting.

The material weakness related to the design and operation of controls over the interpretation and accounting for stock-based compensation.

During the quarter ended March 31, 2026, the Company implemented remediation measures, including the adoption of an equity management tool to support the calculation and accounting for stock-based compensation. This tool is intended to enhance the accuracy and consistency of valuation and expense recognition; however, these measures have not yet been in place for a sufficient period to conclude that the material weakness has been remediated.

In light of the material weakness, management performed additional analyses and other procedures to ensure that the financial statements included in this Form 10-Q are prepared in conformity with U.S. GAAP. Management believes that the financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented.

Management will continue to evaluate the effectiveness of the enhanced controls, including the use of the equity management tool, and will consider the material weakness remediated only after the controls have operated for a sufficient period and have been tested successfully.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended March 31, 2026, the Company implemented changes to its internal control over financial reporting related to the remediation of the previously identified material weakness in stock-based compensation. These changes included the implementation of an equity management tool to improve the calculation, tracking, and accounting for stock-based compensation; however, the material weakness will be considered remediated only after the enhanced controls have operated for a sufficient period and have been tested successfully.

Other than the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Without waiving any rights, and to evaluate available options and respond to the City’s directives, the Company has engaged a project manager, structural engineer, and architect to advise on the Plan for Bridge removal and reconstruction of the Property’s Kearny Street frontage. The Company continues to work with the City on approvals and permits and is discussing both process and financial responsibility. Those discussions are expected to continue at least through the calendar first two quarters of 2026. A final Plan is not expected to be completed and approved until the second calendar quarter 2026; and demolition is unlikely to commence before July 2026 at the earliest.

At this time, the Company cannot reasonably estimate a loss or range of loss related to this matter, and no liability has been recorded. The Company disputes that it has any obligation to fund Bridge removal and continues to engage with the City regarding process and financial responsibility. No liability has been recorded in the accompanying financial statements.

Item 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the nine months ended March 31, 2026. Accordingly, there were no proceeds from unregistered sales of equity securities during the period.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the nine months ended March 31, 2026, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K. There is no other information required to be disclosed in this Item.

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

THE INTERGROUP CORPORATION (Registrant)

Date: May 11, 2026	by	/s/ John V. Winfield
John V. Winfield
President, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	by	/s/ Ann Marie Blair
Ann Marie Blair
Principal Financial Officer

- 30 -